Form 10-Q
period 1996-03-31
ASSISTED LIVING CONCEPTS INC
filed 1996-05-15
CIK 929994

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20459

                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1994

                 For the quarterly period ended March 31, 1996

                                       OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Transition period from ___ to___

                         Commission file number 1-83938

                         ASSISTED LIVING CONCEPTS, INC.
             (Exact name of registrant as specified in its charter)

            NEVADA                                      93-1148702
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                          Identification No.)

                        9955 S.E. Washington, Suite 201
                            Portland, Oregon  97216
                    (Address of principle executive offices)

                                 (503) 252-6233
              (Registrant's telephone number, including area code)

          Indicated by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrants was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  [X]    No   [_]


Shares of Registrant's common stock, $.01 par value, outstanding at May 10, 1996
                                  - 3,013,333.

                                                                    Page 1 of 13
================================================================================

                         ASSISTED LIVING CONCEPTS, INC.

                                   FORM 10-Q

                                 MARCH 31, 1996


                                     INDEX
                                     -----


PART I - FINANCIAL  INFORMATION                                                  Page
                                                                                 ----

  Item 1.  Financial Statements

  Condensed Consolidated Balance Sheets of Assisted Living Concepts, Inc. and
  Subsidiary as of March 31, 1996 and  December 31, 1995.....................      3

  Condensed Consolidated Statements of Operations of Assisted Living Concepts,
  Inc. for the three months ended March 31, 1996 and March 31, 1995..........      4

  Condensed Consolidated Statements of  Cash Flows of  Assisted Living
  Concepts, Inc. for three months ended March 31, 1996 and March 31, 1995....      5

  Notes to Condensed Financial Statements....................................      6

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................      9

                                     PART 1

ITEM 1 - FINANCIAL INFORMATION

                 ASSISTED LIVING CONCEPTS, INC. AND SUBSIDIARY

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                         (Unaudited)
                                                                          DECEMBER 31,    MARCH 31,
                 ASSETS                                                      1995           1996
                                                                          ----------     ----------
Current assets:
      Cash and cash equivalents                                              $ 7,335        $ 4,170
      Accounts receivable                                                        136            217
      Other current assets                                                       558            651
                                                                          ----------      ---------
       Total current assets                                                    8,029          5,038
                                                                          ----------      ---------
Property and equipment                                                        28,446         31,856
      Less accumulated depreciation                                              163            267
                                                                          ----------      ---------
      Property and equipment - net                                            28,283         31,589
                                                                          ----------      ---------
Construction in process (Note 2)                                              13,075         15,672
Goodwill                                                                         393            384
Other assets                                                                   3,766          4,711
                                                                          ----------      ---------

        Total assets                                                         $53,546        $57,394
                                                                          ----------      ---------
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses                                  $13,149        $11,340
      Current portion of long-term debt                                           47             89
                                                                          ----------      ---------
      Total current liabilities                                               13,196         11,429
Other non-current liabilities                                                    153            112
Mortgages payable                                                              4,553         10,350
Convertible subordinated debt                                                 20,000         20,000
                                                                          ----------      ---------
        Total liabilities                                                     37,902         41,891
                                                                          ----------      ---------

Shareholders' equity:
 Preferred Stock, $.01 par value; 1,000,000 shares authorized;
   none issued and outstanding
 Common Stock, $.01 par value; 40,000,000 shares authorized;
   3,000,000 and 3,004,734 shares issued and outstanding                          30             30
 Additional paid-in-capital                                                   16,492         16,538
 Fair market value in excess of historical cost of acquired net assets
   attributable to related party transactions                                   (239)          (239)
  Accumulated deficit                                                           (639)          (826)
                                                                          ----------      ---------

  Total shareholders' equity                                                  15,644         15,503
                                                                          ----------      ---------
    Total liabilities and shareholders' equity                               $53,546        $57,394
                                                                          ==========      =========

The accompanying notes are an integral part of these Financial Statements.

                         ASSISTED LIVING CONCEPTS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                        (Unaudited)
                                                         Three Months ended        Three Months ended
                                                           March 31, 1995            March 31, 1996
                                                         ------------------        ------------------
Revenues                                                       $  682                    $2,750
                                                               ------                    ------
Operating expenses:
   Residence operating expenses                                   449                     1,936
   Corporate general and administrative                           231                       215
   Building rentals                                               146                       560
   Depreciation and amortization                                   39                       217
                                                               ------                    ------
Total operating expenses                                          865                     2,928
                                                               ------                    ------
Operating loss                                                   (183)                     (178)
                                                               ------                    ------
Interest expense                                                   24                        29
Interest (income)                                                (180)                      (20)
                                                               ------                    ------
Interest expense (income) - net                                  (156)                        9
                                                               ------                    ------
Net loss                                                       $  (27)                   $ (187)
                                                               ======                    ======

Net loss per common share                                      $ (.01)                   $ (.06)
                                                               ======                    ======
Weighted average common shares outstanding                      3,000                     3,005

The accompanying notes are an integral part of these Financial Statements.

                         ASSISTED LIVING CONCEPTS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        (Unaudited)
                                                         Three Months ended        Three Months ended
                                                           March 31, 1995            March 31, 1996
                                                         ------------------        ------------------
OPERATING ACTIVITIES:
Net loss                                                     $    (27)                  $   (187)
Adjustment to reconcile net loss to net
  cash provided by operating activities:
  Depreciation and amortization                                    39                        217
Changes in other non-cash items:
  Accounts receivable                                             (13)                       (81)
  Other current assets                                             44                        (93)
  Other assets                                                    (46)                      (936)
  Accounts payable and accrued expenses                           893                     (1,809)
                                                             --------                   --------
Net cash provided by (used for) operating activities              890                     (2,889)
                                                             --------                   --------
INVESTING ACTIVITIES:
Purchases of property and equipment                            (3,162)                   (20,541)
                                                             --------                   --------
Net cash used for investing activities                         (3,162)                   (20,541)
                                                             --------                   --------
FINANCING ACTIVITIES:
Proceeds from long-term debt                                                               5,865
Proceeds from sale leasebacks                                                             14,380
Payments on long-term debt                                         (4)                       (26)
Proceeds from exercise of stock options                                                       46
                                                             --------                   --------
Net cash provided by (used for) financing activities               (4)                    20,265
                                                             --------                   --------
Net decrease in cash and cash equivalents                      (2,276)                    (3,165)
Cash and cash equivalents, beginning of period                 13,453                      7,335
                                                             --------                   --------

Cash and cash equivalents, end of period                     $  11,177                  $  4,170
                                                             =========                  ========
Supplemental disclosure of cash flow information:
  Cash payments for interest                                 $      24                  $    784
                                                             =========                  ========

The accompanying notes are an integral part of these Financial Statements.

                         ASSISTED LIVING CONCEPTS, INC.

                         NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Assisted Living Concepts, Inc. ("the Company") owns, operates and develops assisted living residences which provide housing to senior citizens who need help with the activities of daily living such as bathing and dressing. The Company provides personal care and support services and makes available routine nursing services designed to meet the needs of its tenants.

The Company was organized in July 1994, initially capitalized through the sale of 500,000 shares of $0.01 par value common stock for $100,000. From July 19, 1994 to November 30, 1994, the date of its initial public offering, the Company began to put into place the management organization to commence operations and execute its strategy to expand the Company's business.

On November 22, 1994, the Company sold 2,000,000 shares of common stock at $9.25 per share in a public offering realizing net proceeds of $16,422,000. On December 1, 1994, the Company purchased two and leased four assisted living residences from Assisted Living Concepts Group ("the Predecessor") and commenced operations. As of March 31, 1996, the Company had received certificates of occupancy for 35 residences of which 26 had commenced operations.


Basis of Presentation

These financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The result of operations for the three-month period ended March 31, 1995 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.  PROPERTY AND EQUIPMENT

Construction In Process

As of March 31, 1996, the Company had begun construction or had purchased land to begin construction on 22 parcels of land. The Company has also entered into agreements pursuant to which it may purchase, subject to completion of due diligence and various other conditions, 28 additional sites for approximately $3.1 million. In addition, the Company has entered into agreements to manage and or lease 3 additional sites once development has been completed by outside developers

As of March 31, 1996, the Company had capitalized all costs incurred in connection with the development of properties, and accordingly, construction in process consisted of the following (in thousands):

                                                     March 31, 1996
                                                     --------------
  Land purchased                                         $ 2,728
  Construction costs and architectural fees               10,504
  Other costs, including legal fees,
    building permits and other development costs           2,440
                                                     --------------
                                                         $15,672
                                                     ==============

During the quarter ended March 31, 1996, the Company capitalized $447,000 of interest costs relative to financing of construction in process. Of the 35 residences the Company had opened or had received certificates of occupancy, 18 were leased, 15 were owned (8 in Texas, 6 in Oregon and 1 in Washington) and 2 Washington residences were under agreements to purchase.

3.  LEASES

During the quarter ended March 31, 1996, the Company completed the sale of six Texas residences under sale and leaseback arrangements. The Company sold the residences for approximately $10,300,000, which approximates cost, and leased them back over initial terms of twelve years. The residences were leased back at an initial annual lease rate of approximately $1,047,000. In addition the Company completed the sale of two Washington residences under sale and leaseback arrangements. The Company sold the residences for approximately $4,080,000, which approximate costs, and leased them back over an initial term of twenty years. The residences were leased back at an initial annual lease rate of approximately $343,000. The above transactions were completed with LTC Properties, Inc., the Chairman and President of which are members of the Board of Directors and Shareholders of the Company.

In addition, the Company completed a lease agreement for one Oregon residence with an initial term of fifteen years at an initial annual rate of $208,200.

4.  LONG-TERM DEBT

During the quarter ended March 31, 1996, the Company closed three loans with the State of Oregon Housing and Community Service Department for $5,865,000. The loans, which bear interest at a rate of 7.375%, have terms of 30 years and monthly principal and interest payments of $40,510. The Company is also required to make deposits into an interest bearing account of $10,990 per month for insurance, real estate taxes and replacement reserves.

5.  SUBSEQUENT EVENTS AND COMMITMENTS

The Company has entered into agreements to sell and leaseback, once development has been completed, an additional three residences located in Washington for approximately $7.1 million. The leases will have fixed terms of twenty years with initial annual lease payments of $596,400. The Company anticipates these transactions will close by June 30, 1996.

The Company completed the sale of eight Texas residences under sale and leaseback arrangements. The Company sold the residences for approximately $16.4 million, which approximates cost, and leased them back over terms ranging from twelve to fifteen years. The residences were leased back at an annual lease rate of approximately $1,773,700.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

THE COMPANY

The Company reported a net loss of $187,000, or $.06 per share, on revenue of $2,750,000 for the three months ended March 31, 1996. These losses have resulted primarily from an increase in corporate overhead, including additional staffing, necessary to accommodate the Company's expansion to develop additional residences in 1996 and 1997 and initial operating losses of residences which commenced operations during the quarter.

Operating results for the three months ended March 31, 1996 include the operating results of twenty-six residences and the Company's corporate overhead and are not necessarily indicative of future operating financial performance as the Company intends to significantly expand its operating base of residences in 1996 and 1997.

RESULTS OF OPERATIONS

Revenues consist of rentals of units in assisted living residences and fees associated with the provision of services to residents pursuant to contracts with the residents. Operating expenses include (i) residence operating expenses, such as staff payroll, food, property taxes, utilities, insurance and other direct residence operating expenses, (ii) general and administrative expenses consisting of corporate and support functions such as legal accounting and other administrative expenses, (iii) building rentals and (iv) depreciation and amortization expense.

The following table sets forth, for the period presented, the number of residences and units operated, average occupancy percentages and payor mixes for the Company.

                                                            Three Months Ended March 31, 1996
                                                      Stabilized           Start-up
                                                   Residences /(1)/    Residences /(2)/    Total/(3)/
                                                   ----------------    ----------------    ----------
Residences operated (End of period)                         9                 17                26
Units operated                                            264                553               817
Average occupancy percentage                               99%                68%               78%
Total sources of revenue:
  Medicaid State Paid                                     17.6%              11.5%             14.5%
  Medicaid Tenant - Private Paid                          10.1%               5.5%              7.7%
  Private                                                 72.3%              83.0%             77.8%
                                                   ----------------    ----------------    ----------
Total                                                    100.0%             100.0%            100.0%
                                                   ================    ================    ==========

- - - --------------------
(1) Stabilized residences are those residences that have been operating for nine months or have achieved stabilized occupancy of 95%.
(2) Start-up residences are those residences that have not been operating for nine months and have not achieved a stabilized occupancy of 95% or more.
(3) The Company had 35 residences opened or had received certificates of occupancy of which 26 had commenced operations.

               COMPILATION OF STABILIZED AND START-UP RESIDENCES
                       THREE MONTHS ENDED MARCH 31, 1996


                                           Stabilized          Start-up                     Combined
                                        Residences /(1)/   Residences /(2)/    Corporate      Total
                                        ----------------   ----------------    ---------    --------
Revenue                                      $1,308             $1,442          $   -         $2,750
Residence Operating Expense                     732              1,204              -          1,936
                                        ----------------   ----------------    ---------    --------
  Residence Operating Income                    576                238              -            814
Corporate Overhead                                -                  -            215            215
Building Rentals                                274                286              -            560
Depreciation and Amortization                    46                138             33            217
                                        ----------------   ----------------    ---------    --------
    Total Other Operating Expenses              320                424            248            992
                                        ----------------   ----------------    ---------    --------
    Operating Income                            256               (186)          (248)          (178)

Interest (Income) Expense, Net                   76                 26            (93)             9

                                        ----------------   ----------------    ---------    --------
   Net Income (Loss)                         $  180             $ (212)         $(155)        $ (187)
                                        ================   ================    =========    ========

- - - ---------------
(1) Stabilized residences are those residences that have been operating for nine months or have achieved stabilized occupancy of 95%.
(2) Start-up residences are those residences that have not been operating for nine months and have not achieved a stabilized occupancy of 95% or more.



           COMPILATION OF SAME RESIDENCES OPERATING FOR FULL QUARTER AT
                       MARCH 31, 1996 AND MARCH 31, 1995


                                       Three Months         Three Months
                                          Ended                Ended
                                      March 31, 1996       March 31, 1995
                                      --------------       --------------
Revenue                                    $712                 $658
Residence Operating Expense                 408                  401
                                      --------------       --------------
  Residence Operating Income                304                  257

Building Rentals                            125                  125
Depreciation and Amortization                28                   29
                                      --------------       --------------
Other Operating Expenses                    153                  154
                                      --------------       --------------
  Operating Income                          151                  103

Interest (Income) Expense, Net               48                   23

                                      --------------       --------------
  Net Income (Loss)                        $103                 $ 80
                                      ==============       ==============


THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31,
1995.

Revenues. For the three months ended March 31, 1996, revenues were $2,750,000 compared to $682,000 in the three months ended March 31, 1995, an increase of $2,068,000, or 303%. The Company had opened or had received certificates of occupancy on 35 residences as of March 31, 1996, of which 26 had operating results for the quarterly period compared to six operating residences in the corresponding 1995 period. The Company had five residences which had operated for the entire quarter for both March 31, 1995 and March 31, 1996. For those residences, revenue increased by $54,000 or 8.2% from the $658,000 in the first quarter of 1995. This increase was primarily attributable to increases in rental rates and changes in service rates due to changes in tenant level of care as average occupancy was approximately 99%. The remaining $2,014,000 of the increase was due to the 21 new residences which began operating subsequent to January 1, 1995.

Residence Operating Expenses. Residence operating expenses were $1,936,000 in the three months ended March 31, 1996 compared to $449,000 in the corresponding 1995 period, an increase of $1,487,000, or 331%. For the five residences that operated for the entire first quarter of 1995 and 1996, residence operating expenses were $408,000, an increase of $7,000, or 1.8% from the $401,000 of residence operating expenses in the first quarter of 1995. Expenses were relatively flat for these 5 residences because the residences were at full occupancy for each of the periods; therefore, the increase was primarily related to inflation. The remaining $1,480,000 of the increase was due to the 21 new residences which began operating subsequently to January 1, 1995.

Corporate General and Administrative. Corporate general and administrative expenses were $215,000 in the three months ended March 31, 1996 compared to $231,000 in the corresponding 1995 period, a decrease of $16,000, or 6.9%. Corporate, general and administrative expense stayed relatively flat due to the associated costs in conjunction with the development schedule of residences has been primarily related to specific projects.

Building Rentals. Building rentals increased to $560,000 in the three months ended March 31, 1996 from $146,000 during the corresponding 1995 period. The increase was due to the increased number of sale and leaseback transactions completed by the Company from March of 1995 through March of 1996. The Company had eighteen operating leases at March 31, 1996 compared to four at March 31, 1995. The following schedule presents the timing of leases entered into by the Company.

Number of Leases Completed                             Date
- - - --------------------------                     --------------------
          3                                   Fourth Quarter, 1994
          1                                    First Quarter, 1995
          5                                   Fourth Quarter, 1995
          9                                    First Quarter, 1996

Depreciation and Amortization. Depreciation and amortization expense was $217,000 in the three month period ended March 31, 1996 compared to $39,000 in 1995, an increase of $178,000, or 456%. This increase in depreciation and amortization was related to the 21 new residences that opened subsequent to January 1, 1995.

Interest Expense-Net. Interest expense (income) - net was $9,000 in the three months ended March 31, 1996 compared to ($156,000) in the corresponding 1995 period, a change of $165,000. Interest income decreased $160,000 in the 1996 period due to the Company's utilization of its cash and investments arising from the IPO for development activities. Interest expense increased $5,000 due to the additional loans with the State of Oregon and the interest on the $20 million convertible subordinated debentures. The increase was due to $373,000 of interest and amortization related to the convertible subordinated debentures that were issued in August, 1995, and an additional $79,000 on State of Oregon loans that were issued in March 1995 and first quarter 1996. This was offset by capitalized interest of $447,000.

Net Loss. The net loss during the first quarter of 1996 was $187,000 compared to $27,000 during the corresponding period. These losses have resulted primarily from an increase in corporate overhead, including additional staffing, necessary to accommodate the Company's expansion to develop additional residences in 1996 and 1997 and initial operating losses of residences which commenced operations and have not yet achieved stabilized occupancy.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had approximately $4.2 million of cash compared to approximately $7.3 million at December 31, 1995, a decrease of $3.2 million. Net cash used in investing activities totaled $20.5 million, relating to the development of assisted living residences in Oregon, Washington and Texas.

Net cash provided by financing activities totaled $20.3 million during the three month period ended March 31, 1996. This amount includes $14.4 million on six sale and leaseback transactions for residences in Texas and two residences in Washington as well as $5.9 million from the proceeds on three separate residence loans in Oregon.

The Company intends to utilize additional financing to develop additional residences in 1996. The Company intends to seek additional long-term financing through the Oregon Housing and Community Services Department (the "OHCS") and, to the extent available, additional low-cost bond financing, and sale and leaseback transactions in Washington, Texas and New Jersey. As of March 31, 1996, the Company had started construction or had purchased land for development on 22 parcels of land in Oregon, Washington and Texas for a total of 795 units. The Company expects 12 of these developments to open in the second quarter and 10 to open in the third quarter. In addition, the Company has also entered into agreements pursuant to which, it may purchase, subject to completion of due diligence and various other conditions, 28 undeveloped sites for an aggregate purchase price of $3.1 million. The Company has paid initial deposits relating to these sites and has completed or is in the process of completing the demographic analysis and initial architectural plans for purposes of building assisted living residences and anticipates 8 of these residences to open in the third quarter and 20 to open in the fourth quarter. In addition, the Company has entered into agreements to lease 2 residences in Oregon, which are currently under development, as well as a management agreement for one residence. The Company anticipates 1 to open in the second quarter and 2 to open in the third quarter.

Capital expenditures for 1996 are currently estimated to total approximately $72 million to $88 million, related primarily to the development of additional residences. The Company has agreed in principle, subject to written confirmation, to sell an additional eight residences to two REITs, which the Company expects will generate approximately $19 million in proceeds. The Company anticipates being able to continue to utilize the State of Oregon tax-exempt bond program for its Oregon residences under development. The Company currently has an outstanding commitment from the Oregon tax-exempt bond programs to provide approximately $1 million of financing for one residence and three applications under review which if approved, will generate approximately $6.6 million in proceeds.

As of March 31, 1996, the Company had invested excess cash balances in short-term certificates of deposit and U.S. Treasury securities. The Company intends to satisfy future capital requirements for its development activities by various means, including financing obtained from sale/leaseback transactions, construction financing, long-term state bond financing, debt or equity offerings and, to the extent available, cash generated from operations.


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)       The following documents are filed as part of this report:


          Exhibit
           Number
          -------

          27        Financial Data Schedule



(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ASSISTED LIVING CONCEPTS, INC.
                                       Registrant

May 10, 1996                           By:      /s/ STEPHEN GORDON
                                            -------------------------

                                       Name:  Stephen Gordon
                                       Title: Chief Administrative Officer and
                                               Chief Financial Officer