Form 10-Q
period 1996-06-30
ASSISTED LIVING CONCEPTS INC
filed 1996-08-14
CIK 929994

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20459

                                   FORM 10-Q

      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      OR

      [_]       TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition period from ___ to___

                        Commission file number 1-83938

                        ASSISTED LIVING CONCEPTS, INC.
            (Exact name of registrant as specified in its charter)

              NEVADA                               93-1148702
(State or other jurisdiction of                (IRS Employer
 incorporation or organization)                Identification No.)

                         9955 SE Washington, Suite 201
                            Portland, Oregon  97216
                   (Address of principal executive offices)

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

                                Yes  X    No
                                    ---      ---


     Shares of Registrant's common stock, $.01 par value, outstanding at August 9 - 5,515,251.

================================================================================

                         ASSISTED LIVING CONCEPTS, INC.

                                   FORM 10-Q

                                 JUNE 30, 1996


                                     INDEX
                                     -----

PART I -- FINANCIAL INFORMATION                                           PAGE

     Item 1.  Financial Statements

     Consolidated Balance Sheets of Assisted Living Concepts, Inc.
     and Subsidiary as of December 31, 1995 and June 30, 1996............   3

     Consolidated Statements of Operations of Assisted Living
     Concepts, Inc. and Subsidiary for the three and six months
     ended June 30, 1995 and June 30, 1996...............................   4

     Consolidated Statements of Cash Flows of Assisted Living
     Concepts, Inc. and Subsidiary for the three and six months
     ended June 30, 1995 and June 30, 1996...............................   5

     Notes to Consolidated Financial Statements..........................   6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................   8

                                     PART 1

ITEM 1 -- FINANCIAL INFORMATION

                         ASSISTED LIVING CONCEPTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                      (IN THOUSANDS)
                                                                                                  (UNAUDITED)
                                                                            DECEMBER 31,            JUNE 30,
                                                                                1995                  1996
                                                                            ------------          -----------
                           ASSETS
Current assets:
  Cash and cash equivalents                                                   $ 7,335                $ 2,131
  Accounts receivable                                                             136                    452
  Other current assets                                                            558                    793
                                                                              -------                -------
    Total current assets                                                        8,029                  3,376
                                                                              -------                -------
Property and equipment                                                         28,446                 30,704
  Less accumulated depreciation                                                   163                    282
                                                                              -------                -------
  Property and equipment - net                                                 28,283                 30,422
                                                                              -------                -------
Construction in process (Note 2)                                               13,075                 18,164
Goodwill                                                                          393                    376
Other assets                                                                    3,766                  5,066
                                                                              -------                -------

     Total assets                                                             $53,546                $57,404
                                                                              =======                =======

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                       $13,149                $11,081
  Current portion of long-term debt                                                47                    106
                                                                              -------                -------
  Total current liabilities                                                    13,196                 11,187
Other non-current liabilities                                                     153                    308
Mortgages payable                                                               4,553                 10,313
Convertible subordinated debt                                                  20,000                 20,000
                                                                              -------                -------
     Total liabilities                                                         37,902                 41,808
                                                                              -------                -------
Shareholders' equity:
  Preferred Stock, $.01 par value; 1,000,000 shares authorized;
    none issued and outstanding                                                    30                     30
  Common Stock, $.01 par value; 40,000,000 shares authorized;
    3,000,000 and 3,013,334 shares issued and outstanding                      16,492                 16,615
  Fair market value in excess of historical cost of acquired net assets
    attributable to related party transactions                                   (239)                  (239)
   Accumulated deficit                                                           (639)                  (810)
                                                                              -------                -------
   Shareholders' equity                                                        15,644                 15,596
                                                                              -------                -------
     Total liabilities and shareholders' equity                               $53,546                $57,404
                                                                              =======                =======

The accompanying notes are an integral part of these Financial Statements.

                         ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                              (UNAUDITED)
                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                     JUNE 30,             JUNE 30,
                                                 1995       1996       1995       1996
                                                ------     ------     ------     ------
Revenues                                        $  793     $3,742     $1,475     $6,492
                                                ------     ------     ------     ------
Operating expenses:
Residence operating expenses                       473      2,340        922      4,276
Corporate general and administrative               232        393        463        608
Building rentals                                     -        687          -      1,051
Building rentals - related party                   196        248        342        444
Depreciation and amortization                       41        167         80        384
                                                ------     ------     ------     ------
Total operating expenses                           942      3,835      1,807      6,763
                                                ------     ------     ------     ------
Operating loss                                    (149)       (93)      (332)      (271)
                                                ------     ------     ------     ------
Interest expense                                   (23)       (20)       (47)       (51)
Interest income                                    127         47        307         69
Other income                                         -         82          -         82
                                                ------     ------     ------     ------
Other income - net                                 104        109        260        100
                                                ------     ------     ------     ------
Net income (loss)                               $  (45)    $   16     $  (72)    $ (171)
                                                ======     ======     ======     ======
Net income (loss) per common share              $ (.01)    $  .01     $ (.02)    $ (.06)
                                                ======     ======     ======     ======
Weighted average common shares outstanding       3,000      3,013      3,000      3,009

The accompanying notes are an integral part of these Financial Statements.

                         ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          (UNAUDITED)
                                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                JUNE 30,               JUNE 30,
                                                            1995       1996        1995        1996
                                                          -------    ---------    -------    ---------
OPERATING ACTIVITIES:
Net income (loss)                                         $   (45)   $     16     $   (72)   $   (171)
Adjustment to reconcile net income (loss) to net
  cash provided by operating activities:
  Gain on sale of asset                                         -         (82)          -         (82)
  Depreciation and amortization                                41         167          80         384
Changes in other non-cash items:
  Accounts receivable                                           1        (235)        (12)       (316)
  Other current assets                                         59        (142)        103        (235)
  Other assets                                                (19)        328        (108)     (1,283)
  Accounts payable and accrued expenses                     1,937        (259)      2,872      (2,068)
                                                          -------    --------    ---------   --------
Net cash provided by operating activities                   1,974        (207)      2,863      (3,771)
                                                          -------    --------    ---------   --------
INVESTING ACTIVITIES:
Proceeds from sale of land and residences                       -      23,910           -      38,290
Purchases of property and equipment                        (7,430)    (25,799)    (10,592)    (45,665)
                                                          -------    --------    ---------   --------
Net cash used for investing activities                     (7,430)     (1,889)    (10,592)     (7,375)
                                                          -------    --------    ---------   --------
FINANCING ACTIVITIES:
Proceeds from long-term debt                                    -           -           -       5,865
Payments on long-term debt                                     (3)        (20)         (7)        (46)
Proceeds from issuance of common stock                          -          77           -         123
                                                          -------    --------    ---------   --------
Net cash provided by (used for) financing activities           (3)         57          (7)      5,942
                                                          -------    --------    ---------   --------
Net decrease in cash and cash equivalents                  (5,459)     (2,039)     (7,736)     (5,204)
Cash and cash equivalents, beginning of period             11,176       4,170      13,453       7,335
                                                          -------    --------    ---------   --------
Cash and cash equivalents, end of period                  $ 5,717    $  2,131    $  5,717       2,131
                                                          =======    ========    ========    ========
Supplemental disclosure of cash flow information:
  Cash payments for interest                              $    23    $    221    $    163    $  1,005
                                                          =======    ========    ========    ========

The accompanying notes are an integral part of these Financial Statements.

                         ASSISTED LIVING CONCEPTS, INC.

                         NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Assisted Living Concepts, Inc. ("the Company") owns, operates and develops assisted living residences which provide housing to senior citizens who need help with the activities of daily living such as bathing and dressing. The Company provides personal care and support services and makes available routine nursing services designed to meet the needs of its residents.

The Company was organized in July 1994, initially capitalized through the sale of 500,000 shares of $0.01 par value common stock for $100,000. From July 19, 1994 to November 30, 1994, the date of its initial public offering, the Company began to put into place the management organization to commence operations and execute its strategy to expand the Company's business.

On November 22, 1994, the Company sold 2,000,000 shares of common stock at $9.25 per share in a public offering realizing net proceeds of $16,422,000. On December 1, 1994, the Company purchased two and leased four assisted living residences from Assisted Living Concepts Group ("the Predecessor") and commenced operations. As of June 30, 1996, the Company had received certificates of occupancy for 46 residences of which 31 had commenced operations.

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The result of operations for the three and six-month periods ended June 30, 1995 and 1996 are not necessarily indicative of the results to be expected for the full year.


2.  PROPERTY AND EQUIPMENT

Construction In Process

As of June 30, 1996 the Company had begun construction or had purchased land to begin construction on 22 parcels of land. The Company has also entered into agreements pursuant to which it may purchase, subject to completion of due diligence and various other conditions, 29 additional sites. In addition, the Company has entered into agreements to manage and or lease two additional sites once construction has been completed.

                         ASSISTED LIVING CONCEPTS, INC.

2.  PROPERTY AND EQUIPMENT (CONTINUED)

As of June 30, 1996 the Company had capitalized all costs incurred in connection with the development of these properties, and accordingly, construction in process consisted of the following (in thousands):

  Land purchased                                                      $ 3,229
  Construction costs and architectural fees                            11,638
  Other costs, including legal fees, building
   permits and other development costs                                  3,297
                                                                      -------
                                                                      $18,164
                                                                      =======

During the quarter ended June 30, 1996, the Company capitalized $583,000 of interest cost relative to financing of construction in process. Of the 46 residences the Company had opened or had received certificates of occupancy, 29 were leased (19 in Texas, 5 in Oregon and 5 in Washington) and 17 were owned (10 in Texas, 6 in Oregon and 1 in Washington).


3.  LEASES

During the quarter ended June 30, 1996, the Company completed the sale of 8 Texas residences and 3 Washington residences under sale and leaseback arrangements. The Company sold the residences for approximately $23,580,000, which approximates cost, and leased them back over initial terms ranging from 12 to 20 years. The residences were leased back at an initial annual lease rate of approximately $2,378,000.


4.  SUBSEQUENT EVENTS

On July 3, 1996 the Company completed the sale of 2,096,250 shares of common stock at $19.00 per share and received approximately $37.7 million of net proceeds after deducting underwriters discounts, commissions and other offering expenses.

On July 26, 1996, the Company purchased back four Texas residences for $7.8 million which was the original sales price plus a 2% administration fee. The Company is pursuing permanent mortgage financing on these residences and anticipates retaining them as owned residences.

The Company has entered into commitments to complete sale and leaseback transactions covering 34 residences with three real estate investment trust. The transactions, which are expected to be completed by the end of 1997, will generate proceeds of approximately $82 million.

In August of 1996, a holder of $6,085,000 of the Company's 7% convertible subordinated debentures exchanged the debentures for a package of 405,667 shares of common stock and cash of $425,000.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

THE COMPANY

The Company reported net income of $16,000, or $.01 per share, on revenue of $3,742,000 for the three months ended June 30, 1996. The Company has generated income for the first quarter due to the increase in the number of residences currently being operated.

Operating results for the three and six month periods ended June 30, 1996 include the operating results of 31 residences and the Company's corporate overhead and are not necessarily indicative of future operating financial performance as the Company intends to significantly expand its operating base of residences in 1996 and 1997.


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

The following table sets forth, for the periods presented, the number of residences and units operated, average occupancy rate and sources of revenue for the three months ended June 30, 1996. The portion of revenues received from state Medicaid agencies are labeled as "Medicaid State Portion" while the portion of the Company's revenues that a Medicaid-eligible resident must pay out of his or her own resources is labeled "Medicaid Resident Portion".

                                            Three  Months Ended June 30, 1996
                                          Stabilized       Start-up
                                         Residences (1)  Residences (2)  Total
                                         --------------  --------------  ------
Residences operated (end of period)             9              22           31
Units operated                                264             745        1,009
Average occupancy rate                       97.4%           76.3%        83.5%
Sources of revenue:
  Private                                    70.9%           79.7%        76.6%
  Medicaid Resident Portion                  10.5%            6.9%         8.2%
  Medicaid State Portion                     18.6%           13.4%        15.2%
                                            -----           -----        -----
Total                                       100.0%          100.0%       100.0%
                                            =====           =====        =====

________________

(1) Stabilized residences are those residences that have been operating for nine months or have achieved a stabilized occupancy of 95% or more as of the beginning of the quarter.
(2) Start-up residences are those residences that have not been operating for nine months and have not achieved a stabilized occupancy of 95% or more as of the beginning of the quarter.
(3) The Company had received certificates of occupancy on 46 residences of which 39 had received licensure and 31 were fully operational.

               COMPILATION OF STABILIZED AND START-UP RESIDENCES
                        THREE MONTHS ENDED JUNE 30, 1996


                                        Stabilized     Start-up                  Combined
                                        Residences    Residences    Corporate      Total
                                        ----------    ----------    ---------    --------
Revenue                                   $1,321        $2,421        $   -       $3,742
Residence Operating Expense                  762         1,578            -        2,340
                                          ------        ------        -----       ------
  Residence Operating Income                 559           843            -        1,402
Corporate Overhead                             -             -          393          393
Building Rentals                             274           661            -          935
Depreciation and Amortization                 46           102           19          167
                                          ------        ------        -----       ------
    Total Other Operating Expenses           320           763          412        1,495
                                          ------        ------        -----       ------
    Operating Income (Loss)                  239            80         (412)         (93)
Interest (Income) Expense, Net                81           138         (246)         (27)
Other (Income) Expense                         -             -          (82)         (82)
                                          ------        ------        -----       ------
  Net Income (Loss)                       $  158        $  (58)       $ (84)      $   16
                                          ======        ======        =====       ======

Residences Operated                            9            22                        31
Units Operated                               264           745                     1,009
Average Occupancy Rate                      97.4%         76.3%                     83.5%


                          RESULTS OF SAME RESIDENCES
                          THREE AND SIX MONTHS ENDED
                       JUNE 30, 1995  AND JUNE 30, 1996


                                        Three            Three             Six              Six
                                     Months Ended     Months Ended     Months Ended     Months Ended
                                    June 30, 1995    June 30, 1996    June 30, 1995    June 30, 1996
                                    ----------------------------------------------------------------
Revenue                                 $ 793            $ 898           $1,329           $1,427
Residence Operating Expense               473              510              810              797
                                        -----            -----           ------           ------
  Residence Operating Income              301              388              519              630

Building Rentals                          196              196              250              250
Depreciation and Amortization              30               29               60               55
                                        -----            -----           ------           ------
Other Operating Expenses                  226              225              310              305
                                        -----            -----           ------           ------
  Operating Income                         75              163              209              325

Interest (Income) Expense, Net             23               49               47              107
                                        -----            -----           ------           ------
  Net Income                            $  52            $ 114           $  162           $  218
                                        =====            =====           ======           ======
Residences Operating                        6                6                5                5
Units Operating                           174              174              137              137
Average Occupancy Rate                   98.1%            98.6%            99.1%            99.3%

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996.

Revenues.   For the three months ended June 30, 1996, revenues were $3,742,000 compared to $793,000 in the three months ended June 30, 1995, an increase of $2,949,000 or 372%. The Company had opened or received certificates of occupancy on 46 residences as of June 30, 1996, of which 31 had operating results for the quarterly period compared to six in the corresponding 1995 period. For the six residences which had operated for the entire quarter for both June 30, 1996 and June 30, 1995, revenue increased by $105,000, or 13.2% from the $793,000 in the second quarter of 1995. This increase was primarily attributable to increases in rental rates and change in service rates due to changes in tenant level of care as average occupancy was approximately 98% for both periods. The remaining $2,844,000 of the increase was due to the 25 new residences which began operating subsequent to April 1, 1995.


Residence Operating Expenses.   Residence operating expenses were $2,340,000 in
the three months ended July 30, 1996 compared to $473,000 in the corresponding 1995 period, an increase of $1,867,000, or 394%. For the six residences that operated for the entire second quarter of 1995 and 1996, residence operating expenses were $510,000, and increase $18,000, or 3.7%, from the $492,000 of residence operating expenses in the second quarter of 1995. Expenses were relatively flat for these six residences because the residences operated at 98% occupancy for each of the periods. The remaining $1,849,000 of the increase was due to the 25 new residences which began operating subsequent to April 1, 1995.


Corporate, General and Administrative. Corporate, general and administrative expenses were $393,000 in the three months ended June 30, 1996 compared to $232,000 in the corresponding 1995 period, an increase of $161,000, or 69.4%. Corporate, general and administrative expenses increased due to the expansion of the corporate offices and increased activity due to the number of operating residences.


Building Rentals. Building rentals increased to $935,000 in the three months ended June 30, 1996 from $196,000 during the corresponding 1995 period. This increase was due to the increased number of sale and leaseback transactions completed by the Company from July of 1995 through June of 1996. The Company had 29 operating leases as of June 30, 1996 compared to four at June 30, 1995. The following schedule presents the timing of leases entered into by the Company.


      Number of Leases Completed              Date
      -----------------------------   --------------------
               3                      Fourth Quarter, 1994
               1                      First Quarter, 1995
               5                      Fourth Quarter, 1995
               9                      First Quarter, 1996
              11                      Second Quarter, 1996

Depreciation and Amortization.   Depreciation and amortization expense was
$167,000 in the three month period ended June 30, 1996 compared to $41,000 in 1995, an increase of $126,000, or 307%. This increase in depreciation and amortization was directly related to the 25 new residences that opened subsequent to April 1, 1995. Depreciation and amortization expense for the six residences, (two of which were owned) which operated for the entire second quarter of 1995 and 1996, were essentially flat.

Interest and Other(income)/expense - net. Interest and Other (income) expense - net was ($27,000) for the three month period ended June 30, 1996 compared to ($104,000) in the corresponding 1995 period, a change of $77,000. Interest income decreased $80,000 in the 1996 period due to the Company's utilization of cash arising from the initial public offering for development activities. Interest expense decreased $3,000 in the 1996 period, due to regularly schedule principal payments on loans the Company has with the State of Oregon. Total interest expense for the Company for the three months period ended June 30, 1996 is $603,000, of which $583,000 has been capitalized due to the Company's development schedule and construction in process. The Company had an increase of $82,000 in other income due to a gain on sale at a parcel of land in Washington.


Net Income (Loss). The net income during the second quarter of 1996 was $16,000 compared to a net loss of $45,000 during the corresponding period in 1995. The Company has generated income due to the increased number of residences operating as compared to the corresponding period in 1995. This has been partially offset by the increase in corporate overhead, including additional staffing, necessary to accommodate the company's expansion plan.


SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996.

Revenues.   For the six months ended June 30, 1996, revenues were $6,492,000 compared to $1,475,000 in the six months ended June 30, 1995, an increase of $5,017,000 or 340%. The Company operated 31 residences in the 1996 period compared to 5 in the corresponding 1995 period. The additional residences increased revenue by $4,919,000. The 5 residences in operation in both the 1995 and 1996 periods reported an aggregate increase in revenues of $98,000 or 7.4%. This increase was primarily attributable to increases in rental rates as average occupancy in both 1995 and 1996 was approximately 99%.


Residence Operating Expenses.   Residence operating expenses were $4,276,000 in
the six months ended June 30, 1996 compared to $922,000 in the corresponding 1995 period, an increase of $3,354,000 or 364%. The change in operating costs corresponds with the increased revenues relating to the buildings operating in 1996 but not operating in the 1995 period. For the five residences that operated for 1995 and 1996, residence operating expenses were $797,000, a decrease $13,000, or 1.6% from the $810,000 of residence operating expenses in the corresponding period in 1995. Expenses were relatively flat for the five residences because the residences operated at 99% occupancy for each of the periods. The remaining $3,367,000 of the increase was due to the 25 new residences that opened subsequent to March 1, 1995.


Building Rentals. Building rentals increased to $1,495,000 in the six months ended June 30, 1996 from $342,000 in 1995. The increase in building rentals is directly related to the increase in the number of leases entered into by the Company between July 1, 1995 and June 30, 1996. The Company had 29 operating leases at June 30, 1996 compared to four at June 30, 1995. Building rentals for the five residences which operated for the entire period of 1995 and 1996 were unchanged.

Depreciation and Amortization.   Depreciation and amortization expense was
$384,000 in the six month period ended June 30, 1996 compared to $80,000 in 1995, an increase of $304,000, or 380%. The increase in depreciation and amortization is directly related to the 25 new residences that opened subsequent to March 1, 1995. Depreciation and amortization expense for the five residences, (two of which were owned) which operated for the entire six month period in 1995 and 1996, was essentially flat.

Interest and Other(income)/expense - net. Interest and Other(income)/expense - net was ($18,000) in the six months ended June 30, 1996 compared to ($260,000) in the corresponding 1995 period, a decrease of $242,000, or 93%. Interest income decreased $238,000 to $69,000 in the 1996 period. The primary reason for the decrease is due to the Company's utilization of cash arising from the initial public offering for development activities. Interest expense increased to $51,000 in 1996 from $47,000 in 1995, an increase of $4,000, or 8.5%. The increase is due to the additional loans with the State of Oregon and the interest on the $20 million convertible subordinated debentures. Total interest expense for the Company for the six months ended June 30, 1996 is $1,082,000, of which $1,031,000 has been capitalized due to the Company's development schedule and construction in process. The Company had an increase of $82,000 in other income due to a gain on sale of a parcel of land in Washington.

Net Loss. Net loss was $171,000 in 1996 compared to $72,000 in 1995. The Company has decreased the net loss from prior year due to the increase in the number of stabilized operating facilities and on-going management of start-up costs on new residences.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had a negative working capital of $7.8 million. Included in this amount was approximately $6 million of draw requests that the Company received for the June development activity which was not payable until July 10. The Company completed a public offering of 2,096,250 shares of common stock at $19.00 per share and netted approximately $37.7 million in proceeds after deduction of underwriting discounts, commissions and other offering expenses on July 3, 1996.

Net cash used for operating activities was approximately $3.7 million during the six month period ended June 30, 1996. The primary use of cash was $2.1 million which was used to reduce accounts payable and accrued expenses, $1.3 million in an increase in other assets related primarily to pre-opening costs on residences, $.2 million in other current assets primarily related to the posting of deposits for leaseback transactions.

Net cash used in investing activities totaled $8.05 million during the six month period ended June 30, 1996. The primary use of cash was $45.7 million related to the development of new assisted living residences in Oregon, Washington and Texas. This was offset by proceeds of $38.3 million related to the sale and leaseback of 14 residences in Texas and 5 residences in Washington.

Net cash provided by financing activities totaled $5.9 million during the six month period ended June 30, 1996 representing the proceeds from three loans with the State of Oregon Housing and Community Services Department.

The Company intends to utilize current working capital resources to develop additional residences in 1996 and 1997. The Company intends to seek additional long-term financing through the Oregon Housing and Community Services Department (the "OHCS") and to the extent available, additional low-cost bond financing and sale and leaseback transactions in Washington, Texas, New Jersey and Ohio. As of June 30, 1996, the Company has started construction or had purchased land for development on 22 parcels of land in Oregon, Washington, Texas, Ohio and Idaho. The Company has also entered into agreements pursuant to which, it may purchase, subject to completion of due diligence and various other conditions, 29 undeveloped sites. In addition, the Company has entered into agreements to manage and or lease two additional sites once construction has been completed. The Company expects these developments to open through the third and fourth quarter of 1996 and the first quarter of 1997.

Capital expenditures for 1996 are estimated to approximate $72 million to $88 million, related primarily to the development of additional residences, of which
approximately $46 million had been spent through June 30, 1996.   The Company
has entered into agreements with three real estate investment trusts for the sale and leaseback of 34 additional residences. The Company expects these sales to generate approximately $82 million in proceeds. Moreover, the Company anticipates being able to continue to utilize the State of Oregon tax-exempt bond program for its Oregon residences under development. The Company currently has an outstanding commitment from the Oregon tax-exempt bond program to provide approximately $1 million of financing for one residence and it has three applications under review which, if approved, will generate approximately $6.6 million in proceeds.

As of June 30, 1996, the Company had invested excess cash balances in short-term certificates of deposit and U.S. Treasury securities. The Company intends to satisfy future capital requirements for its development activities by various means, including financing obtained from sale/leaseback transactions, permanent mortgage financing and long-term state bond financing and to the extent available, cash generated from operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks and other are discussed elsewhere herein or in other documents filed by the Company with the Securities and Exchange Commission.

LIMITED OPERATING HISTORY; ANTICIPATED OPERATING LOSSES

The Company has a limited operating history and prior to the quarter ended June 30, 1996 had reported substantial losses. There can be no assurance that losses will not occur in the future. The Company anticipates that each residence will have an operating loss (prior to depreciation, rent or interest, if any) of $10,000 during the first three to four months of operation. To the extent the Company sells a residence and leases it back or otherwise finances it within four months of the commencement of operations, the aggregate loss may increase by up to an additional $40,000. The Company currently plans to open 50 to 60 residences in 1996, of which 21 were opened during the first and second quarter of 1996. The Company estimates that the losses to be incurred during 1996 due to opening residences could range from $1.5 million to $3.0 million. The success of the Company's future operation is directly tied to the expansion of its operational base. There can be no assurance that the Company will not experience unforeseen expenses, difficulties, complications and delays in connection with the expansion of its operational base which could have a material adverse effect on the Company's financial condition and results of operations.

NO ASSURANCE AS TO ABILITY TO DEVELOP OR ACQUIRE ADDITIONAL ASSISTED LIVING RESIDENCES.

The Company's prospects for growth are directly affected by its ability to develop and to a lesser extent, acquire additional assisted living residences. The successful development of additional assisted living residences will involve a number of risks, including the possibility that the Company may be unable to locate suitable sites at acceptable prices or may be unable to obtain, or may experience delays in obtaining, necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations. The Company is dependent upon these permits and authorizations to construct and operate its residences and any delay or inability to obtain such permits could adversely affect the results of operations. The Company may also incur construction costs that exceed original estimates, may not complete construction projects on schedule and may experience competition in the search for suitable development sites. The Company relies on third-party general contractors to construct its new assisted living facilities. There can be no assurance that the Company will not experience difficulties in working with general contractors and subcontractors, which could result in increased construction costs and delays. Further, facility development is subject to a number of contingencies over which the Company will have little control and that may adversely affect project cost and completion time, including shortages of, or the inability to obtain, labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions and changes in applicable laws or regulations or in the method of applying such laws and regulations. Accordingly, if the Company is unable to achieve its development plans, its business, financial condition and results of operations could be adversely affected. There can be no assurance that the Company will be successful in developing or acquiring any particular residence, that the Company's rapid expansion will not adversely affect its operations or that any residence developed or acquired by the Company will be successful. The various risks associated with the Company's development or acquisition of assisted living residences and uncertainties regarding the profitability of such operations could have a material adverse effect on the Company's financial condition and results of operation.

NEED FOR ADDITIONAL FINANCING TO FUND FUTURE DEVELOPMENT AND ACQUISITIONS.

To achieve its growth objectives, the Company will need to obtain sufficient financial resources to funds its development, construction and acquisition activities. There can be no assurance that adequate funding will be available as needed or on terms acceptable to the Company. A lack of available funds may require the Company to delay or eliminate all or some of its development projects and acquisition plans.

GOVERNMENT REGULATION

Health care is an area of extensive and frequent regulatory change. Changes in the laws or new interpretations of existing laws can have a significant effect on methods of doing business, costs of doing business and amounts of reimbursement from governmental and other payors. The Company at all times attempts to comply with all applicable fraud and abuse laws; however, there can be no assurance that administration or judicial interpretation of existing laws or regulations will not have a material adverse effect on the Company's operations or financial condition. The success of the Company will be dependent in part upon its ability to satisfy the applicable regulations and requirements and to procure and maintain required licenses. The Company's operations could also be adversely affected by, among other things, regulatory developments such as mandatory increases in the scope and quality of care to be afforded residences and revision in licensing and certification standards. There can be no assurance that federal, state or local laws or regulatory procedures which might adversely affect the Company's business, financial condition, results of operations or prospects will not be expanded or imposed.

DIFFICULTIES OF MANAGING RAPID GROWTH

The Company expects that the number of residences which it owns, leases or otherwise operates will increase substantially as it pursues its growth strategy. This rapid growth will place significant demands on the Company's management resources. The Company's ability to manage its growth effectively will require it to continue to expand its operational, financial and management information systems and to continue to attract, train, motivate, manage and retain key employees. If the Company is unable to manage its growth effectively, its business, financial condition and results of operations could be adversely affected.

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ASSISTED LIVING CONCEPTS, INC.
                              Registrant

August 9, 1996                By: /s/  STEPHEN GORDON
                                  --------------------------

                              Name: Stephen Gordon
                              Title:  Chief Financial Officer