Form 10-Q
period 1996-09-30
ASSISTED LIVING CONCEPTS INC
filed 1996-11-12
CIK 929994

________________________________________________________________________________
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20459

                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                      OR

[_]           TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Transition period from ___ to ___

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

     Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                  ----      ----

     Shares of Registrant's common stock, $.01 par value, outstanding at November 12 - 5,515,250.

_______________________________________________________________________________

                        ASSISTED LIVING CONCEPTS, INC.

                                   FORM 10-Q

                              September 30, 1996


                                     INDEX
                                     -----

                                                                       Page
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

  Consolidated Balance Sheets of Assisted Living Concepts, Inc.
  and Subsidiary as of December 31, 1995 and September 30, 1996......... 3

  Consolidated Statements of Operations of Assisted Living
  Concepts, Inc. and Subsidiary for the three and nine months ended September 30, 1995 and September 30, 1996....................... 4

  Consolidated Statements of Cash Flows of Assisted Living
  Concepts, Inc. and Subsidiary for the three and nine
  months ended September 30, 1995 and September 30, 1996................ 5

  Notes to Consolidated Financial Statements............................ 6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................... 8
Exhibits:                                                             Exhibit
  Computation of Earnings Per Share..................................... 1

  Computation of Earnings to Fixed Charges..............................12

                                    PART 1

ITEM 1 -- FINANCIAL INFORMATION

                         ASSISTED LIVING CONCEPTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                (in thousands)

                                                                                                   (Unaudited)
                                                                            December 31,          September 30,
                                                                                1995                  1996
                                                                            ------------          -------------
                                  ASSETS
Current assets:
  Cash and cash equivalents                                                    $ 7,335                $16,260
  Accounts receivable                                                              136                    720
  Other current assets                                                             558                  1,213
                                                                               -------                -------
     Total current assets                                                        8,029                 18,193
                                                                               -------                -------
Property and equipment                                                          28,446                 49,539
  Less accumulated depreciation                                                    163                    405
                                                                               -------                -------
  Property and equipment - net                                                  28,283                 49,134
                                                                               -------                -------
Construction in process (Note 2)                                                13,075                 22,974
Goodwill                                                                           393                    369
Other assets                                                                     3,766                  5,878
                                                                               -------                -------

     Total assets                                                              $53,546                $96,548
                                                                               =======                =======

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                        $13,149                $13,379
  Current portion of long-term debt                                                 47                    108
                                                                               -------                -------
     Total current liabilities                                                  13,196                 13,487
Other non-current liabilities                                                      153                    311
Mortgages payable                                                                4,553                 10,296
Convertible subordinated debt                                                   20,000                 13,915
                                                                               -------                -------
     Total liabilities                                                          37,902                 38,009
                                                                               -------                -------
Shareholders' equity:
  Preferred Stock, $.01 par value; 1,000,000 shares authorized;
   none issued and outstanding
  Common Stock, $.01 par value; 40,000,000 shares authorized;
   3,000,000 and 5,515,250 shares issued and outstanding                            30                     55
  Additional paid-in capital                                                    16,492                 59,771
  Fair market value in excess of historical cost of acquired net assets
   attributable to related party transactions                                     (239)                  (239)
   Accumulated deficit                                                            (639)                (1,048)
                                                                               -------                -------
   Shareholders' equity                                                         15,644                 58,539
                                                                               -------                -------
     Total liabilities and shareholders' equity                                $53,546                $96,548
                                                                               =======                =======

The accompanying notes are an integral part of these Financial Statements.

                        ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)

                                                               (Unaudited)
                                             Three Months Ended          Nine Months Ended
                                                September 30,              September 30,
                                               1995       1996            1995       1996
                                              ------     ------          ------     -------
Revenues                                      $  977     $5,171          $2,452     $11,663
                                              ------     ------          ------     -------
Operating expenses:
Residence operating expenses                     667      3,273           1,589       7,549
Corporate general and administrative             286        573             749       1,181
Building rentals                                   -        903               -       1,954
Building rentals - related party                 196        259             538         703
Depreciation and amortization                     77        204             157         588
                                              ------     ------          ------     -------

Total operating expenses                       1,226      5,212           3,033      11,975
                                              ------     ------          ------     -------

Operating loss                                  (249)       (41)           (581)       (312)
                                              ------     ------          ------     -------

Interest expense                                 (39)      (426)            (86)       (477)
Interest income                                  128        229             435         298
Other income                                       -          -               -          82
                                              ------     ------          ------     -------

Interest and other income (expense) - net         89       (197)            349         (97)
                                              ------     ------          ------     -------

Net loss                                      $ (160)    $ (238)         $ (232)    $  (409)
                                              ======     ======          ======     =======
Net loss per common share                     $ (.05)    $ (.05)         $ (.08)    $  (.11)
                                              ======     ======          ======     =======
Weighted average common shares outstanding     3,000      5,265           3,000       3,766

The accompanying notes are an integral part of these Financial Statements.

                        ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                       (Unaudited)
                                                                   Three Months Ended               Nine Months Ended
                                                                      September 30,                    September 30,
                                                                   1995          1996              1995             1996
                                                                 -------       --------          --------         --------
Operating activities:
Net loss                                                        $  (160)       $  (238)          $  (232)        $  (409)
Adjustment to reconcile net loss to net
 cash provided by operating activities:
 Gain on sale of asset                                                -              -                 -             (82)
 Depreciation and amortization                                       77            204               157             588
Changes in other non-cash items:
 Accounts receivable                                                (33)          (268)              (45)           (584)
 Other current assets                                               (76)          (362)               27            (597)
 Other assets                                                      (193)          (839)             (301)         (2,122)
 Accounts payable and accrued expenses                            2,489          2,273             5,361             205
                                                                -------        -------           -------         -------
Net cash provided by (used for) operating activities              2,104            770             4,967          (3,001)
                                                                -------        -------           -------         -------
Investing activities:
Proceeds from sale of land and residences                             -         12,504                 -          50,794
Purchases of property and equipment                             (14,786)       (36,226)          (25,378)        (81,891)
                                                                -------        -------           -------         -------
Net cash used for investing activities                          (14,786)       (23,722)          (25,378)        (31,097)
                                                                -------        -------           -------         -------
Financing activities:
Proceeds from long-term debt                                     20,727              -            20,727           5,865
Payments on long-term debt                                           (3)           (15)              (10)            (61)
Proceeds from issuance of common stock                                -         37,096                 -          37,219
                                                                -------        -------           -------         -------
Net cash provided by financing activities                        20,724         37,081            20,717          43,023
                                                                -------        -------           -------         -------
Net increase in cash and cash equivalents                         8,042         14,129               306           8,925
Cash and cash equivalents, beginning of period                    5,717          2,131            13,453           7,335
                                                                -------        -------           -------         -------
Cash and cash equivalents, end of period                        $13,759        $16,260           $13,759         $16,260
                                                                =======        =======           =======         =======
Supplemental disclosure of cash flow information:
  Cash payments for interest                                    $    39        $   893           $    86         $ 1,912
                                                                =======        =======           =======         =======

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

The Company was organized in July 1994, and was initially capitalized through the sale of 500,000 shares of $0.01 par value common stock for $100,000. From July 19, 1994 to November 30, 1994, the date of its initial public offering, the Company began to put into place the management organization to commence operations and execute its strategy to expand the Company's business.

On November 22, 1994, the Company sold 2,000,000 shares of common stock at $9.25 per share in a public offering realizing net proceeds of $16,422,000. On December 1, 1994, the Company purchased two and leased four assisted living residences from Assisted Living Concepts Group ("the Predecessor") and commenced operations. As of September 30, 1996, the Company had received certificates of occupancy for 55 residences of which 40 had commenced operations.

On July 3, 1996, the Company sold 2,096,250 shares of common stock at $19.00 per share in a public offering realizing net proceeds of $37,096,000 after deduction of underwriters discounts, commissions and other offering expenses.

Basis of Presentation

These financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KA for the year ended December 31, 1995.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The result of operations for the three and nine-month periods ended September 30, 1995 and 1996 are not necessarily indicative of the results to be expected for the full year.

                        ASSISTED LIVING CONCEPTS, INC.

2.  Property and Equipment

Construction In Process

As of September 30, 1996 the Company had begun construction or had purchased land to begin construction on 30 parcels of land. The Company has also entered into agreements pursuant to which it may purchase, subject to completion of due diligence and various other conditions, 31 additional sites. The Company has capitalized all costs incurred in connection with the development of these properties, and accordingly, construction in process consisted of the following (in thousands):

    Land purchased                                                    $  3,794
    Construction costs and architectural fees                           12,645
    Other costs, including legal fees, building permits and
     other development costs                                             6,535
                                                                      --------
                                                                      $ 22,974
                                                                      ========

During the quarter ended September 30, 1996, the Company capitalized $518,000 of interest cost relating to the financing of construction in process. Of the 55 residences the Company had opened or had received certificates of occupancy, 31 were leased (21 in Texas, 5 in Oregon and 5 in Washington) and 24 were owned (12 in Texas, 11 in Oregon and 1 in Washington).

3.  Leases

During the quarter ended September 30, 1996, the Company completed the sale of 6 Texas residences under sale and leaseback arrangements. The Company sold the residences for $12,504,000 which approximates cost, and leased them back over initial terms of 15 years. The residences were leased back at an initial annual lease rate of approximately $1,342,000. In connection with signing a $49,000,000 sale-lease back commitment with a REIT, the Company was allowed to purchase back four Texas residences for approximately $7,900,000 which was the original sales price plus 2%. The Company purchased these residences in order to utilize the proceeds from its secondary offering completed in July. The Company is pursuing permanent mortgage financing on these residences and anticipates retaining them as owned residences.

ITEM 2 - Management's Discussions and Analysis of Financial Condition and Results of Operations

Overview

The Company

The Company reported a net loss of $238,000 or $.05 per share, on revenue of $5,171,000 for the three months ended September 30, 1996. Included in the results is a one-time conversion charge of $426,000 that the Company incurred in connection with the exchange of 405,666 shares of common stock and approximately $426,000 for $6,085,000 of the Company's 7% convertible subordinated debentures. Prior to the conversion charge of $426,000, the Company generated net income of $188,000 or $.04 per share.

Operating results for the three and nine month periods ended September 30, 1996 include the operating results of 40 residences and the Company's corporate overhead, and are not necessarily indicative of future operating financial performance, as the Company intends to significantly expand its operating base of residences in 1996 and 1997.

Results of Operations

Revenues consist of rentals of units in assisted living residences and fees associated with the provision of services to residents pursuant to contracts with the residents. Operating expenses include (i) residence operating expenses, such as staff payroll, food, property taxes, utilities, insurance and other direct residence operating expenses, (ii) general and administrative expenses consisting of corporate and support functions such as legal, accounting and other administrative expenses, (iii) building rentals and (iv) depreciation and amortization expense.

The following table sets forth, for the periods presented, the number of residences and units operated, and the average occupancy rates and sources of revenue for the three months ended September 30, 1996. The portion of revenues received from state Medicaid agencies are labeled as "Medicaid State Portion" while the portion of the Company's revenues that a Medicaid-eligible resident must pay out of his or her own resources is labeled "Medicaid Resident Portion".


                                       Three Months Ended September 30, 1996

                                       Stabilized        Start-up
                                      Residences(1)     Residences(2)   Total
                                      -------------     -------------   -----

Residences operated (end of period)        20                20           40
Units operated                            632               724        1,356
Average occupancy rate                   97.4%             64.7%        83.5%
Sources of revenue:
   Private                               77.7%             76.0%        77.0%
   Medicaid Resident Portion              8.1%              8.1%         8.1%
   Medicaid State Portion                14.2%             15.9%        14.9%
                                        ------            ------       ------
Total                                   100.0%            100.0%       100.0%
                                        ======            ======       ======

-----------

(1) Stabilized residences are those residences that have been operating for nine months or have achieved a stabilized occupancy of 95% or more as of the beginning of the quarter.
(2) Start-up residences are those residences that have not been operating for nine months and have not achieved a stabilized occupancy of 95% or more as of the beginning of the quarter.
(3) The Company had received certificates of occupancy on 55 residences, of which 51 had received licensure and 40 were fully operational.

               Compilation of Stabilized and Start-up Residences
                     Three Months Ended September 30, 1996

                                        Stabilized           Start-up                              Combined
                                        Residences          Residences          Corporate            Total
                                        ----------          ----------          ---------          --------
Revenue                                    $3,145             $2,026              $   -              $5,171
Residence Operating Expense                 1,843              1,430                  -               3,273
                                           ------             ------              -----              ------
 Residence Operating Income                 1,302                596                  -               1,898
Corporate Overhead                              -                  -                573                 573
Building Rentals                              621                541                  -               1,162
Depreciation and Amortization                 101                 86                 17                 204
                                           ------             ------              -----              ------
  Total Other Operating Expenses              722                627                590               1,939
                                           ------             ------              -----              ------
  Operating Income (Loss)                     580                (31)              (590)                (41)
Interest and Other Inc. (Expense), Net       (151)               (48)                 2                (197)
                                           ------             ------              -----              ------
 Net Income (Loss)                         $  429             $  (79)             $(588)             $ (238)
                                           ======             ======              =====              ======
Residences Operated                            20                 20                                     40
Units Operated                                632                724                                  1,356
Average Occupancy Rate                       97.4%              64.7%                                  83.5%

                          Results of Same Residences
                          Three and Nine Months Ended
                   September 30, 1995 and September 30, 1996

                                                   Three              Three            Nine             Three
                                                Months Ended       Months Ended    Months Ended      Months Ended
                                                September 30,      September 30,   September 30,     September 30,
                                                    1995                1996            1995             1996
                                                -------------     --------------   -------------     -------------
Revenue                                            $ 977              $1,347           $2,011            $2,137
Residence Operating Expense                          667                 770            1,232             1,222
                                                   -----              ------           ------            ------
 Residence Operating Income                          310                 577              779               915

Building Rentals                                     196                 274              375               375
Depreciation and Amortization                         51                  44               89                84
                                                   -----              ------           ------            ------
Other Operating Expenses                             247                 318              464               459
                                                   -----              ------           ------            ------
  Operating Income                                    63                 259              315               456

Interest Expense, Net                                (37)                (86)             (82)             (160)
                                                   -----              ------           ------            ------
 Net Income                                        $  26              $  173           $  233            $  296
                                                   =====              ======           ======            ======
Residences Operating                                   9                   9                5                 5
Units Operating                                      264                 264              137               137
Average Occupancy Rate                              90.5%               98.1%            99.5%             99.3%

Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1996

Revenues. For the three months ended September 30, 1996, revenues were $5,171,000 compared to $977,000 in the three months ended September 30, 1995, an increase of $4,194,000 or 429%. The Company had opened or received certificates of occupancy on 55 residences as of September 30, 1996, of which 40 had operating results for the quarter period compared to nine in the corresponding 1995 period. For the nine residences which had operated for the entire quarter for both September 30, 1996 and September 30, 1995, revenue increased by $370,000, or 37.9% from the $977,000 in the third quarter of 1995. This increase was primarily attributable to increases in rental rates and changes in service rates due to changes in tenant level of care as average occupancy was approximately 98.1% and 90.5% for September 30, 1996 and September 30, 1995.
The remaining $3,824,000 of the increase was due to the 31 new residences which began operating subsequent to June 30, 1995.

Residence Operating Expenses. Residence operating expenses were $3,273,000 in the three months ended September 30, 1996 compared to $667,000 in the corresponding 1995 period, an increase of $2,606,000 or 391%. For the nine residences that operated the entire third quarter of 1995 and 1996, residence operating expenses were $770,000, an increase of $103,000, or 15.4%, from the $667,000 of residence operating expenses in the third quarter of 1995. The increase in the operating expenses for these nine residences is directly related to the increase in the average occupancy from 90.5% to 98.1% for the same corresponding period and other inflationary type items. The remaining $2,503,000 of the increase was due to the 31 new residences which began operating subsequent to June 30, 1995.

Corporate, General and Administrative. Corporate, general and administrative expenses were $573,000 in the three months ended September 30, 1996 compared to $286,000 in the corresponding 1995 period, an increase of $287,000, or 100%. Corporate, general and administrative expenses increased due to the expansion of the corporate offices, the creation of regional-level management and increased activity due to the number of operating residences.

Building Rentals. Building rentals increased to $1,162,000 in the three months ended September 30, 1996 from $196,000 during the corresponding 1995 period. This increase was due to the increased number of sale and leaseback transactions completed by the Company from July of 1995 through September of 1996. The Company had 31 operating leases as of September 30, 1996 compared to four at September 30, 1995. Building rentals for the four residences that were leased for the entire third quarter of 1995 and 1996 were unchanged. The following schedule presents the timing of leases entered into by the Company.


     Number of Net Leases Completed                  Date
     ------------------------------                  ----
                 3                           Fourth Quarter, 1994
                 1                           First Quarter, 1995
                 5                           Fourth Quarter, 1995
                 9                           First Quarter, 1996
                11                           Second Quarter, 1996
                 2                           Third Quarter, 1996
                --
                31

Depreciation and Amortization. Depreciation and amortization expense was $204,000 in the three month period ended September 30, 1996 compared to $77,000 in 1995, an increase of $127,000 or 165%. This increase in depreciation and amortization was directly related to the 31 new residences that opened subsequent to June 30, 1995, most of which were subsequently leased. Depreciation and amortization expense for the nine residences, (two of which were owned) which operated for the entire third quarter of 1995 and 1996, was essentially flat.

Interest and Other income/(expense) - net. Interest and other income/(expense)- net was ($197,000) for the three month period ended September 30, 1996 compared to $89,000 in the corresponding 1995 period, a change of $286,000. Interest income increased $101,000 in the 1996 period due to the Company's secondary offering completed in July of 1996. Interest costs increased $730,000 in the 1996 period to $944,000. Included in the interest costs is a one-time conversion charge of $426,000 that the Company incurred in connection with the exchange of 405,666 shares of common stock and approximately $426,000 for $6,085,000 of the Company's 7% convertible subordinated debentures. In addition the Company experienced an increase of approximately $160,000 on additional loans with the State of Oregon and $144,000 of interest related to the 7% convertible subordinated debentures. Total interest cost for the Company for the three month period ended September 30, 1996 is $944,000 of which $518,000 has been capitalized due to the Company's development schedule and construction in process.

Net Loss. The net loss during the third quarter of 1996 was $238,000 compared to a net loss of $160,000 during the corresponding period in 1995. Taking into consideration the effect of the conversion expense incurred during the third quarter of 1996, the Company has generated income due to the increased number of residences operating as compared to the corresponding period in 1995. This has been partially offset by the increase in corporate overhead, including additional staffing, necessary to accommodate the company's expansion plan.

Nine Months Ended September 30, 1995 Compared to Nine months ended September 30, 1996.

Revenues. For the nine months ended September 30, 1996, revenues were $11,663,000 compared to $2,452,000 in the nine months ended September 30, 1995, an increase of $9,211,000 or 376%. The Company operated 40 residences in the 1996 period compared to 5 in the corresponding 1995 period. The additional residences increased revenue by $9,085,000. The 5 residences in operation in both the 1995 and 1996 periods reported an aggregate increase in revenues of $126,000 or 6.3%. This increase was primarily attributable to increases in rental rates as average occupancy in both 1995 and 1996 was approximately 99%.

Residence Operating Expenses. Residence operating expenses were $7,549,000 in the nine months ended September 30, 1996 compared to $1,589,000 in the corresponding 1995 period, an increase of $5,960,000, or 375%. The change in operating costs corresponds with the increased revenues relating to the buildings operating in 1996 but not operating in the 1995 period. For the five residences that operated for 1995 and 1996, residence operating expenses were $1,222,000, a decrease of $10,000, or .8% from the $1,232,000 of residence operating expenses in the corresponding period in 1995. Expenses were relatively flat for the five residences because the residences operated at approximately 99% occupancy for each of the periods. The remaining $5,950,000 of the increase was due to the 31 new residences that opened subsequent to March 1, 1995.

Building Rentals. Building rentals increased to $2,657,000 in the nine months ended September 30, 1996 from $538,000 in 1995. The increase in building rentals is directly related to the increase in the number of leases entered into by the Company between July 1, 1995 and September 30, 1996. The Company had 31 operating leases at September 30, 1996 compared to four at September 30, 1995. Building rentals for the five residences which operated for the entire period of 1995 and 1996 were unchanged.

Depreciation and Amortization. Depreciation and amortization expense was $588,000 in the nine month period ended September 30, 1996 compared to $157,000 in 1995, an increase of $431,000, or 275%. The increase in depreciation and amortization is directly related to the 31 new residences that opened subsequent to March 1, 1995. Depreciation and amortization expense for the five residences, (two of which were owned) which operated for the entire nine month period in 1995 and 1996, were essentially flat.

Interest and Other income/(expense) - net. Interest and other income/(expense)- net was ($97,000) in the nine months ended September 30, 1996 compared to $349,000 in the corresponding 1995 period, a change of $446,000. Interest income decreased $137,000 to $298,000 in the 1996 period. The primary reason for the decrease is due to the Company's decline in average cash balances arising from the Company's active development schedule. Interest costs increased to $2,025,000 in 1996 from $260,000 in 1995, an increase of $1,765,000, or 679%.
Included in interest costs is a one-time conversion charge of $426,000 that the Company incurred in connection with the exchange of 405,666 shares of common stock and approximately $426,000 for $6,085,000 of the Company's 7% convertible subordinated debentures. In addition the Company incurred an increase due to additional loans with the State of Oregon and the interest on the $20 million 7% convertible subordinated debentures that closed on August 15, 1995. Total interest cost for the Company for the nine months ended September 30, 1996 is $2,025,000 of which $1,548,000 has been capitalized due to the Company's development schedule and construction in process. The Company had an increase of $82,000 in other income due to a gain on sale of a parcel of land in Washington.

Net Loss. The net loss was $409,000 in 1996 compared to $232,000 in 1995. Included in the results is a one-time conversion charge of $426,000 that the Company incurred in connection with the exchange of 405,666 shares of common stock and approximately $426,000 for $6,085,000 of the Company's 7% convertible subordinated debentures. Prior to the conversion charge of $426,000, the Company generated net income of $17,000. Taking into consideration the one-time charge, the Company has decreased the net loss from prior year due to the increase in the number of stabilized operating facilities and on-going management of start-up costs on new residences.

Liquidity and Capital Resources

At September 30, 1996, the Company had working capital of approximately $4.7 million. Included in this amount was approximately $7.9 million of accounts payable which represents draw requests that the Company received for the September development activity which was not payable until October 10.

Net cash used for operating activities was approximately $3.0 million during the nine month period ended September 30, 1996. The primary use of cash was $2.1 million due to an increase in other assets related to pre-opening costs of $1.1 million and deferred financing fees of $1.0 million. In addition other current assets increased by $0.6 million, primarily related to the posting of deposits for leaseback transactions. The Company also experienced a $0.6 million increase in accounts receivable and a $0.2 million increase in accrued expenses and accounts payable due to the opening of new residences.

Net cash used for investing activities totaled $31.1 million during the nine month period ended September 30, 1996. The primary use of cash was $74.0 million related to the development of new assisted living residences in Oregon, Washington, Texas, Ohio, Idaho and New Jersey and $7.9 million for the purchase of four Texas residences. This was offset by proceeds of $50.8 million related to the sale and leaseback of 21 residences in Texas and 5 residences in Washington.

Net cash provided by financing activities totaled $43.0 million during the nine month period ended September 30, 1996. This is the result of three loans with the State of Oregon Housing and Community Services Department for $5.9 million, and $37.2 million in proceeds after deduction of underwriting discounts, commissions and other offering expenses from the public offering for 2,096,250 shares of common stock at $19.00 per share.

The Company intends to utilize current working capital resources to develop additional residences in 1996 and 1997. The Company intends to seek additional long-term financing through the Oregon Housing and Community Services Department (the "OHCS") and to the extent available, additional low-cost bond financing and sale and leaseback transactions in Washington, Texas, Idaho, New Jersey and Ohio. As of September 30, 1996, the Company has started construction or had purchased land for development on 30 parcels of land in Oregon, Washington, Texas, Idaho, New Jersey and Ohio. The Company has also entered into agreements pursuant to which, it may purchase, subject to completion of due diligence and various other conditions, 31 undeveloped sites. The Company expects these developments to open through the fourth quarter of 1996 and the first and second quarters of 1997.

Capital expenditures for 1996 are estimated to approximate $95 million to $100 million, related primarily to the development of additional residences, of which approximately $74.0 million had been spent through September 30, 1996. The Company has entered into agreements with three real estate investment trusts for the sale and leaseback of 28 additional residences. The Company expects these sales to generate approximately $69.5 million in proceeds. Moreover, the Company anticipates being able to continue to utilize the State of Oregon tax-exempt bond program for its Oregon residences under development. The Company currently has an outstanding commitment from the Oregon tax-exempt bond program to provide approximately $1 million of financing for one residence and it has three applications under review which, if approved, will generate approximately $6.6 million in proceeds.

As of September 30, 1996, the Company had invested excess cash balances in short-term certificates of deposit and U.S. Treasury securities. The Company intends to satisfy future capital requirements for its development activities by various means, including financing obtained from sale/leaseback transactions, permanent mortgage financing and long-term state bond financing and to the extent available, cash generated from operations.

Factors That May Affect Future Results

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks and others are discussed elsewhere herein or in other documents filed by the Company with the Securities and Exchange Commission.

Limited Operating History; Anticipated Operating Losses

The Company has a limited operating history and has reported substantial losses. There can be no assurance that losses will not occur in the future. The Company anticipates that each residence will have an operating loss (prior to depreciation, rent or interest, if any) of $10,000 during the first three to four months of operation. To the extent the Company sells a residence and leases it back or otherwise finances it within four months of the commencement of operations, the aggregate loss may increase by up to an additional $40,000. The Company currently plans to open 50 to 60 residences in 1996, of which 30 were opened during the first three quarters of 1996. The Company estimates that the losses to be incurred during 1996 due to opening residences could range from $1.0 million to $2.0 million. The success of the Company's future operations is directly tied to the expansion of its operational base. There can be no assurance that the Company will not experience unforeseen expenses, difficulties, complications and delays in connection with the expansion of its operational base which could have a material adverse effect on the Company's financial condition and results of operations.


No Assurance as to Ability to Develop or Acquire Additional Assisted Living Residences.

The Company's prospects for growth are directly affected by its ability to develop and, to a lesser extent, acquire additional assisted living residences. The successful development of additional assisted living residences will involve a number of risks, including the possibility that the Company may be unable to locate suitable sites at acceptable prices or may be unable to obtain, or may experience delays in obtaining, necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations. The Company is dependent upon these permits and authorizations to construct and operate its residences and any delay or inability to obtain such permits could adversely affect the results of operations. The Company may also incur construction costs that exceed original estimates, may not complete construction projects on schedule and may experience competition in the search for suitable development sites. The Company relies on third-party general contractors to construct its new assisted living facilities. There can be no assurance that the Company will not experience difficulties in working with general contractors and subcontractors, which could result in increased construction costs and delays. Further, facility development is subject to a number of contingencies over which the Company will have little control and that may adversely affect project cost and completion time, including shortages of, or the inability to obtain, labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions and changes in applicable laws or regulations or in the method of applying such laws and regulations. Accordingly, if the Company is unable to achieve its development plans, its business, financial condition and results of operations could be adversely affected. There can be no assurance that the Company will be successful in developing or acquiring any particular residence, that the Company's rapid expansion will not adversely affect its operations or that any residence developed or acquired by the Company will be successful. The various risks associated with the Company's development or acquisition of assisted living residences and uncertainties regarding the profitability of such operations could have a material adverse effect on the Company's financial condition and results of operations.

Need for Additional Financing to Fund Future Development and Acquisitions.

To achieve its growth objectives, the Company will need to obtain sufficient financial resources to fund its development, construction and acquisition activities. There can be no assurance that adequate funding will be available as needed or on terms acceptable to the Company. A lack of available funds may require the Company to delay or eliminate all or some of its development projects and acquisition plans.

Government Regulation

Health care is an area of extensive and frequent regulatory change. Changes in the laws or new interpretations of existing laws can have a significant effect on methods of doing business, costs of doing business and amounts of reimbursement from governmental and other payors. The Company at all times attempts to comply with all applicable fraud and abuse laws; however, there can be no assurance that administrative or judicial interpretation of existing laws or regulations will not have a material adverse effect on the Company's operations or financial condition. The success of the Company will be dependent in part upon its ability to satisfy the applicable regulations and requirements and to procure and maintain required licenses. The Company's operations could also be adversely affected by, among other things, regulatory developments such as mandatory increases in the scope and quality of care to be afforded residents and revision in licensing and certification standards. There can be no assurance that federal, state or local laws or regulatory procedures which might adversely affect the Company's business, financial condition, results of operations or prospects will not be expanded or imposed.


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


PART II.  Other Information

ITEM 6.   Exhibits and Reports on Form 8-K

(a)       The following documents are filed as part of this report:

          Exhibit
          Number
          -------
           12       Computation of Fixed Charge to Earnings
           27       Financial Data Schedule

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ASSISTED LIVING CONCEPTS, INC.
                                     Registrant

November 12, 1996                     By: /s/ STEPHEN GORDON
                                        ----------------------------------
                                     Name: Stephen Gordon
                                     Title: Chief Financial Officer