Form 10-K
period 1996-12-31
ASSISTED LIVING CONCEPTS INC
filed 1997-03-31
CIK 929994

================================================================================
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20459

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1996
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM   _____________ TO _____________
                        Commission file number 1-13498

     ASSISTED LIVING CONCEPTS, INC.
     (Exact name of registrant as specified in its charter)

                 NEVADA                                93-1148702
     (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                Identification No.)

                        9955 S.E. WASHINGTON, SUITE 201
                              PORTLAND, OR 97216
                                (503) 252-6233
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

          Securities Registered Pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
     COMMON STOCK, PAR VALUE $.01                       AMERICAN STOCK EXCHANGE
7% CONVERTIBLE SUBORDINATE DEBENTURES DUE AUGUST 2005   AMERICAN STOCK EXCHANGE

          Securities Registered Pursuant to Section 12(g) of the Act:




     Indicate by check mark whether the registrant (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

As of February 28, 1997, 5,515,250 shares of the registrant's Common Stock, par
----------------------------------
value $.01 per share, were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant on such date was approximately $89.7 million.
              --------------

      Part III incorporates by reference the Company's definitive proxy statement for the
           Annual Meeting of Stockholders to be held on May 22, 1997
================================================================================

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Assisted Living Concepts, Inc. (the "Company") develops, owns, leases and operates assisted living residences, an increasingly popular form of housing for senior citizens who, although generally ambulatory, need help with the activities of daily living. In addition to housing, the Company provides personal care and support services, and makes available routine nursing services (as permitted by applicable government regulations) designed to meet the needs of its residents. The Company believes that this combination of housing, personal care and support services provides a cost-efficient alternative and provides an independent lifestyle for individuals who do not require the broader array of medical services that nursing facilities are required by law to provide.

     The Company was founded in July 1994 by Dr. Keren B. Wilson, the Company's Chief Executive Officer and President, to develop, own, lease and operate assisted living residences. The Company completed its initial public offering in November 1994 and immediately began operating five assisted living residences containing an aggregate of 137 units. As of December 31, 1996, the Company licensed or had certificates of occupancy for sixty-seven assisted living residences containing an aggregate of 2,382 units. As of February 28, 1997, the Company had certificates of occupancy for seventy-nine assisted living residences containing an aggregate of 2,845 units.

     Currently, all the Company's residences are located in small communities in Oregon, Washington, Texas, Idaho and New Jersey. Of the seventy-eight residences that had certificates of occupancy as of February 28, 1997, 45 residences (1,653 units) were owned and 33 residences (1,153 units) were leased. The Company is currently developing and, to a lesser extent, seeking to acquire additional assisted living residences in small communities in Oregon, Washington, Texas, Idaho, New Jersey, Ohio and other states with regulatory and reimbursement climates that the Company believes are favorable. As of February 28, 1997, the Company had purchased land or commenced construction on twenty-one residences (approximately 820 units). In addition, the Company has entered into land purchase option agreements for the development of thirty-one residences. The Company generally does not acquire sites for development until it has completed its feasibility analysis and appropriate zoning has been obtained. Capital expenditures for 1996, which relate primarily to the development of new residences, were $122 million.

The Company intends to add approximately 50 to 60 residences per year in each of 1997 and 1998. The principal elements of the Company's operating growth stage are to: (i) develop additional residences thereby increasing its market penetration in both existing and targeted markets, (ii) service higher acuity residents and, (iii) pursue joint venture opportunities in ancillary services and residence development. The Company anticipates that a majority of its resident revenues will continue to come from private pay sources. However, the Company believes that locating residences in states with favorable regulatory and reimbursement climates should provide a stable source of residents eligible for Medicaid reimbursement to the extent that private pay residents are not available and, in addition, provide the Company's private pay residents with alternative sources of income when their private funds are depleted and they become Medicaid eligible.


          The Company is a Nevada corporation and its principal executive offices are located at 9955 S.E. Washington, Suite 201, Portland, Oregon 97216, telephone number (503) 252-6233.

INDUSTRY BACKGROUND

          The long-term care industry encompasses a continuum of accommodations and health care services that are provided primarily to the elderly. For those among the elderly requiring limited services, home-based care in the elderly person's home or in a retirement center offers a viable option for assistance on an "as required" basis. Services provided by congregate and retirement centers are often limited to meals, housekeeping and laundry. As an elderly person's needs for assistance increase, care in an assisted living residence, where assistance with personal care (such as dressing and bathing), support services (such as housekeeping and laundry), and routine nursing services (such as assistance with taking medication and health monitoring), are available, is often preferable to home-based care. For those elderly people in need of specialized support, rehabilitative, nutritional, respiratory, and other skilled treatments, care in a nursing facility may be required. Generally, assisted living residents have higher acuity levels than residents of congregate and retirement living centers but lower acuity levels than patients in skilled nursing facilities.

          Assisted living is designed to enhance both the physical and psychological well-being of the frail elderly by promoting their independence in a home-like setting. The services and supervision provided are intended to optimize the residents' abilities and foster their autonomy. Residents are typically individuals who do not require the 24-hour skilled medical care provided in nursing care facilities, but who are unable, for various reasons, to live alone. The Company believes that the assisted living industry is among the most rapidly expanding sectors of the senior care marketplace.

DEVELOPMENT

         The Company is developing additional residences in Oregon, Washington, Texas, Idaho, New Jersey, Ohio and other states. As of February 28, 1997, the Company had commenced construction or had purchased land to begin development on twenty-one residences.

          The Company has also entered into land purchase option agreements in connection with the acquisition of thirty-one sites which it may develop into additional residences. The Company has made initial deposits relating to these sites and has completed or is in the process of completing its demographic analysis and initial architectural plans for purposes of building assisted living residences.

          The Company generally locates its residences in well-established residential neighborhoods in smaller rural and suburban communities, where the population typically ranges from 10,000 to 40,000 with a higher than average percentage of middle aged or elderly individuals. To provide the appropriate level of personal care efficiently and economically, and to ensure that residents are not intimidated by residence size, the Company develops residences ranging in size from 30 to 50 residential units and containing approximately 16,000 to 32,000 total square feet, with studio units comprising an average of 320 square feet and one bedrooms 450 square feet of private living space.

          The Company either retains outside developers to construct residences, or acquires newly-constructed residences from developers under "turn-key" agreements. The Company approves all aspects of development including, among other things, market feasibility, site selection, plans and specifications, the proposed construction budget and selection of the architect and general contractor. The Company estimates the average construction time for a typical residence to be approximately five to nine months, depending upon the number of units. The Company estimates that, once licensed, it takes approximately nine months for each residence to achieve a stabilized occupancy level of 95% or higher. The Company anticipates that each residence will have an operating loss (prior to depreciation, rent or interest, if any) of $10,000 during the first three to four months of operation. To the extent the Company sells and leases it back or otherwise finances it within four months of the commencement of operations, the aggregate loss may increase by up to an additional $40,000.

SERVICES

          The Company's residences offer residents a supportive, "home-like" setting and assistance with activities of daily living. Residents are individuals who, for a variety of reasons, cannot live alone but do not typically need the 24-hour skilled medical care provided in nursing facilities. Services provided to these residents are designed to respond to their individual needs and to improve their quality of life. This individualized assistance is available 24 hours a day, to meet both anticipated and unanticipated needs. General services in the Company's residences include the provision of three meals per day, laundry, housekeeping and maintenance. Available support services include personal care and routine nursing care, social and recreational services, transportation and other special services needed by the resident. Personal care includes services such as bathing, dressing, personal hygiene, grooming, as well as eating and ambulating assistance. Routine nursing services, which are made available and are provided according to the resident's individual need and state regulatory requirements, include assistance with taking medication, skin care and injections. Organized activities are available for social interaction and entertainment. Special services available include banking, grocery shopping and pet care. The Company also provides or arranges access to additional services beyond its provision of basic housing and related services, including physical therapy, pharmacy services and the sale or lease of durable medical equipment.

          Although a typical package of basic services provided to a resident includes meals, housekeeping, laundry and personal care, the Company does not have a standard service package for all residents. Instead, it is able to accommodate the changing needs of its residents through the use of individual service contracts and flexible staffing patterns. The Company's multi-tiered rate structure for the services it provides is based upon the acuity of, or level of services needed by, each resident. Supplemental and specialized health care services for those residents requiring 24-hour supervision or more extensive assistance with activities of daily living are provided by third-party providers who are reimbursed directly by the resident or a third-party payor (such as Medicaid or long term care insurance). The Company assesses the level of need of each resident regularly.

OPERATIONS

          The day-to-day operations of each residence are managed by an on-site program director who is responsible for the overall operation of the residence, including quality of care, marketing, social services and financial performance. The program director is assisted by professional and non-professional personnel, some of whom may be independent providers or part-time personnel, including nurses, personal service assistants, maintenance and kitchen personnel. The nursing hours vary depending on the residents' needs. The Company consults with outside providers, such as registered nurses, pharmacists, and dietitians, for purposes of medication review, menu planning and responding to any special dietary needs of its residents. Personal care, dietary services, housekeeping and laundry services are performed primarily by personal service assistants who are full-time employees of the Company. Maintenance services are performed by full and part-time employees, while landscaping services are typically performed by third-party contractors.

          The Company manages its residences, which includes the development of operating standards and the provision of recruiting, training and accounting services. The Company utilizes regional offices that include a team leader who oversees four to six residences and works under the supervision of a regional manager. The team leader is responsible for monitoring and supervising all aspects of operations in the region, including reviewing and monitoring compliance with corporate policies and procedures, and acting as a liaison between the residences and corporate headquarters. The regional office team leaders oversee the day-to-day operations of the residences. Financial oversight, including all disbursements, are managed at the corporate office.

          Presently, the residence personnel are supported by a corporate staff based at the Company's headquarters and three regional offices. Corporate and regional personnel work with the program directors to establish residence goals and strategies, quality assurance oversight, development of Company policies and procedures, development and implementation of new programs, cash management and treasury functions and human resource management.

COMPETITION

          The long-term care industry generally is highly competitive and the Company expects that the assisted living business in particular will become more competitive in the future. The Company competes with numerous other companies providing similar long-term care alternatives, such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. The Company expects that, as assisted living receives increased attention and the number of states which include assisted living in their Medicaid programs increases, competition will grow from new market entrants, including publicly and privately held companies focusing primarily on assisted living. Nursing facilities that provide long-term care services are also a potential source of competition for the Company. Providers of assisted living residences compete for residents primarily on the basis of quality of care, price, reputation, physical appearance of the facilities, services offered, family preferences, physician referrals, and location. Some of the Company's competitors operate on a not-for-profit basis or as charitable organizations. Some of the Company's competitors are significantly larger than the Company and have, or may obtain, greater resources than those of the Company. The Company believes that there is moderate competition for less expensive segments of the private market and for Medicaid residents in small communities. The Company's major competitors are other long-term care facilities within the same geographic area as its' residences because management's experience indicates that senior citizens who move into living communities frequently choose communities near their homes.

FUNDING FOR ASSISTED LIVING CARE

          Assisted living residents or their families generally pay the cost of care from their own financial resources. Depending on the nature of an individual's health insurance program or long-term care insurance policy, the individual may receive reimbursement for costs of care under an "alternative care benefit." Government payments for assisted living have been limited. Some state and local governments offer subsidies for rent or services for low income elders. Others may provide subsidies in the form of additional payments for those who receive Supplemental Security Income (SSI). Medicaid provides coverage for certain financially or medically needy persons, regardless of age, and is funded jointly by federal, state and local governments. Medicaid reimbursement varies from state to state. Although a majority of the Company's revenues come from private payors, the cost structure of the residences has historically been, and is expected to continue to be, sufficiently low so that the residences are able to operate profitably if all of their revenues are derived through Medicaid reimbursements.

          In 1981, the federal government approved a Medicaid waiver program called Home and Community Based Care which was designed to permit states to develop programs specific to the healthcare and housing needs of the low-income elderly eligible for nursing home placement (a "Medicaid Waiver Program"). In 1986, Oregon became the first state to use federal funding for licensed assisted living services through a Medicaid Waiver Program authorized by the Health Care Financing Administration ("HCFA"). Under a Medicaid Waiver Program, states apply to HCFA for a waiver to use Medicaid funds to support community-based options for the low-income elderly who need long-term care. These waivers permit states to reallocate a portion of Medicaid funding for nursing facility care to other forms of care such as assisted living. In 1994, the federal government implemented new regulations which empowered states to further expand their Medicaid Waiver Programs and eliminated restrictions on the amount of Medicaid funding states could allocate to community-based care, such as assisted living. A limited number of states including Oregon, New Jersey, Texas, Washington and other states currently have operating Medicaid Waiver Programs that allow them to pay for assisted living care. Without a Medicaid Waiver Program, states can only use federal Medicaid funds for long-term care in nursing facilities.

          During the year ended December 31, 1996 and 1995, direct payments received from state Medicaid agencies accounted for approximately 13.8% and 21.4%, respectively of the Company's revenue while the tenant-paid portion of Medicaid residents accounted for approximately 7.6% and 9.6%, of the Company's revenue during these periods. The Company expects that state Medicaid reimbursement programs will constitute a significant source of revenue for the Company.

GOVERNMENT REGULATION

          The Company's assisted living residences are subject to certain state regulations and licensing requirements. In order to qualify as a state licensed facility, the Company's residences must comply with regulations which address, among other things, staffing, physical design, required services and resident characteristics. As of February 28, 1997, the Company has obtained licenses in Oregon, Washington, Texas, Idaho, Ohio and New Jersey and expects that it will obtain licenses in other states as required. The Company's residences are also subject to various local building codes and other ordinances, including fire safety codes. These requirements vary from state to state and are monitored to varying degrees by state agencies.

          The Company believes that its residences are in substantial compliance with all applicable regulatory requirements. However, in the ordinary course of business, a residence can be cited for a deficiency. In such cases, the appropriate corrective action is taken. No actions are currently pending on any of the Company's residences.

          As a provider of services under the Medicaid program in the United States, the Company is subject to Medicaid fraud and abuse law, which prohibits any bribe, kickback, rebate or remuneration of any kind in return for the referral of Medicaid patients, or to induce the purchasing, leasing, ordering or arranging of any goods or services to be paid for by Medicaid. Violations of these laws may result in civil and criminal penalties and exclusions from participation in the Medicaid program. The Inspector General of the Department of Health and Human Services issued "safe harbor" regulations specifying certain business practices which are exempt from sanctions under the fraud and abuse law. Several states in which the Company operates or intends to operate have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers if such arrangements are designed to induce or encourage the referral of patients to a particular provider. The Company at all times attempts to comply with all applicable fraud and abuse laws. There can be no assurance that administrative or judicial interpretation of existing laws or regulations or enactment's of new laws or regulations will not have a material adverse effect on the Company's results of operations or financial condition.

          Currently, assisted living residences are not regulated as such by the federal government. State standards required of assisted living providers are less in comparison with those required of other licensed health care operators. For instance, the states initially targeted for development/expansion by the Company do not set staffing ratios. Current Medicaid regulations provide for comparatively flexible state control over the licensure and regulation of assisted living residences. There can be no assurance that federal regulations governing the operation of assisted living residences will not be implemented in the future or that existing state regulations will not be expanded.

EMPLOYEES

          As of February 28, 1997 the Company had approximately 1,395 employees, of which approximately 487 were whom were employed in full-time employees and 1,084 were part-time employees. None of the Company's employees are represented by any labor union. The Company believes that its labor relations are good.

ITEM 2. PROPERTIES
     The following chart sets forth, as of February 28, 1997, the location, number of units and the date on which operations commenced for the Company's owned and leased properties.

                                                                                                                 Licensure
     Residence                      Location                         Ownership           Units                     Date
     ---------                      --------                         ---------           -----                   ----------
OREGON
Rackleff                        Canby                            Leased (1)                25                  December 1990
Aspen                           Madras                           Owned                     27                  March 1991
Juniper                         Pendleton                        Leased (1)                26                  April 1991
Huffman                         Newberg                          Leased (1)                26                  October 1992
Hillside                        Lincoln City                     Owned                     33                  October 1994
Brookside                       Redmond                          Leased (1)                37                  March 1995
Davenport                       Silverton                        Owned                     30                  July 1995
Carriage                        Prineville                       Owned                     30                  October 1995
Parkhurst                       Hood River                       Owned                     30                  October 1995
Awbrey                          Bend                             Owned                     46                  November 1995
Adams                           Myrtle Creek                     Leased (1)                34                  March 1996
Spencer                         Newport                          Owned                     36                  June 1996
Macklyn                         Brookings                        Owned                     36                  July 1996
Astor                           Astoria                          Owned                     28                  August 1996
Jackson                         Talent                           Owned                     36                  October 1996
Linkville                       Klamath Falls                    Owned                     35                  October 1996
Josephine                       Grants Pass                      Leased (1)                45                  November 1996
Douglas                         Sutherlin                        Leased                    30                  January 1997
Grace                           Estacada                         Owned                     30                  January 1997

IDAHO
Mallory                         Idaho Falls                      Owned                     39                  January 1997
Clearwater                      Nampa                            Owned                     39                  February 1997
Rosewind                        Garden City                      Owned                     48                  (2)

WASHINGTON
Chenoweth                       Kennewick                        Leased (1)                36                  December 1995
Orchard                         Grandview                        Leased (1)                36                  February 1996
Pioneer                         Walla Walla                      Leased (1)                36                  February 1996
Mountainview                    Camas                            Leased (1)                36                  March 1996
Lexington                       Vancouver                        Leased (1)                44                  June 1996
Crawford                        Kelso                            Owned                     40                  August 1996
Colonial                        Battleground                     Owned                     40                  November 1996
Cascade                         Enumclaw                         Owned                     40                  (2)
Syndey                          Port Orchard                     Owned                     39                  (2)

TEXAS
Oakwood                         Marshall                         Leased (1)                30                  July 1995
Alpine                          Longview                         Leased (1)                30                  September 1995
Preston                         Sherman                          Leased (1)                30                  October 1995
Cedarview                       Gun Barrel City                  Leased (1)                30                  October 1995
Winkler                         Carthage                         Leased (1)                30                  October 1995
Lakeland                        Athens                           Leased (1)                30                  November 1995
Harrison                        Greenville                       Leased (1)                30                  November 1995
Angelina                        Jacksonville                     Leased (1)                39                  December 1995

Wheeler                         Gainesville                      Leased (1)                30                   January 1996
Hickory                         Levelland                        Leased (1)                30                   January 1996
Hopkins                         Sulphur Springs                  Owned                     30                   January 1996
Katy                            Denison                          Owned                     30                   January 1996
Wren                            Cleburne                         Owned                     36                   January 1996
Hoyt                            Sweetwater                       Leased (1)                30                   March 1996
Sabine                          Orange                           Leased (1)                36                   March 1996
Potter                          Amarillo                         Leased (1)                50                   March 1996
Lucas                           Beaumont                         Leased (1)                50                   April 1996
Neches                          Lufkin                           Leased (1)                39                   May 1996
Rose                            Port Arthur                      Owned                     50                   May 1996
Marcy                           Big Springs                      Owned                     38                   June 1996
Austin                          Nacogdoches                      Leased (1)                30                   June 1996
Millican                        Bryan                            Leased (1)                30                   June 1996
Mackenzie                       Lubbock                          Leased (1)                50                   June 1996
Lakewell                        Mineral Wells                    Owned                     30                   June 1996
Bradfield                       Mesquite                         Leased (1)                50                   June 1996
Strake                          Conroe                           Leased (1)                38                   July 1996
Santa Fe                        Plainview                        Owned                     36                   July 1996
Conner                          Canyon                           Leased (1)                30                   June 1996
Meredith                        Pampa                            Owned                     36                   August 1996
Azalea                          Hendersen                        Owned                     30  6                September 199
Bluebonnet                      College Station                  Owned                     39                   October 1996
Arbor                           Wichita Falls                    Owned                     50                   October 1996
Chisolm                         Abilene                          Owned                     38                   October 1996
Mercer                          Rowlett                          Owned                     36                   October 1996
Cimarron                        Midland                          Owned                     38                   December 1996
Redbud                          McKinney                         Owned                     39                   January 1997
Wildflower                      Temple                           Owned                     40                   January 1997

OHIO
Carlisle                        Bucyrus                          Owned                     35                   January 1997
Kings                           Defiance                         Owned                     39                   February 1997
Oakley                          Greenville                       Owned                     39                   February 1997
Campbell                        Bellefontaine                    Owned                     35                   (2)
DeWolfe                         Marion                           Owned                     39                   (2)
Taylor                          Findlay                          Owned                     39                   (2)
Blanchard                       Kenton                           Owned                     35                   (2)
Amanda                          Lima                             Owned                     39                   (2)

ARIZONA
Jasmine                         Lake Havasa                      Owned                     39                   (2)

NEW JERSEY
Baker                           Vineland                         Owned                     39                   January 1997

(1) The leases range from ten to twenty year terms with annual rentals of approximately $6.8 million. The Company is responsible for all costs including repairs to the residence, property taxes, and other direct operating costs of the residences. Building rent is recorded as incurred for those residences which have annual increases in the consumer price index.

(2) The Company has received a certificate of occupancy on these residences and is pending licensure from the prospective states.

The Company also leases in total approximately 8,000 square feet of office space for the Corporate and Regional offices in Portland, Oregon, Dallas, Texas and Dublin, Ohio. The Company is developing additional residences in Oregon, Washington, Texas, Idaho, New Jersey, Ohio and four other states. As of February 28, 1997, the Company had commenced construction on or had purchased land for the development of twenty-one residences and entered into land purchase agreements to develop thirty-one additional residences.

     Due to the recent construction of the Company's owned and leased residences, the Company believes such residences are suitable and adequate for the conduct of its business and operations.

ITEM 3. LEGAL PROCEEDINGS

     As of February 28, 1997, the Company was not a party to any legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's common stock, par value $0.01 (the "Common Stock"), is listed and traded on the American Stock Exchange under the symbol "ALF." The following table sets forth the high and low closing sales prices of the common stock, as reported by the AMEX, for the periods indicated.

                                                   1996 PRICE RANGE      1995 PRICE RANGE OF
                                                           OF                   OF
                                                      COMMON STOCK          COMMON STOCK
                                                     HIGH       LOW        HIGH       LOW
                                                  -------     ------      -------    ------

Fiscal year ended December 31:
1st Quarter                                       $20.18      $13.25     $9.25        $7.50
2nd Quarter                                        22.25       17.75     11.88         8.00
3rd Quarter                                        20.25       17.25     16.50        10.00
4th Quarter                                        19.88       14.38     15.88        12.38

     On February 28, 1997, the closing price for the common stock, as reported by AMEX, was $18.625 per share. As of such date, the Company had approximately 44 holders of record of its common stock. The Company is unable to estimate the number of additional stockholders whose shares are held for them in street name or nominee accounts.

     The Company's current policy is to retain any earnings to finance the operations and expansion of the Company's business. In addition, certain outstanding indebtedness and certain lease agreements restrict the payment of cash dividends. It is anticipated that the terms of future debt financing may do so as well. Therefore, the payment of any cash dividends on the Common Stock is unlikely in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected historical condensed financial data for the Company and the Predecessor as of the dates and for the periods indicated. The Predecessor consisted of Assisted Living Facilities, Inc., an S-corporation; Madras Elder Care, a partnership; and Lincoln City Partners, a partnership, which, prior to December 1, 1994, collectively owned the five residences operated by the Company in December 1994. The selected financial data below should be read in conjunction with the financial statements of the Predecessor and the Company, including the notes thereto, and the information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 to 20.

                                                                  The Company                            Predecessor
                                                --------------------------------------------------------------------------------
                                                                                                    Eleven
                                                                                    One Month       Months
                                                           Year ended                 Ended         Ended
                                                         December 31,             December 31,  December 31, Year ended December 31,
                                                      1996           1995            1994(3)       1994(1)       1993       1992
                                                ---------------------------------------------------------------------------------
                                                                          (in thousands except per share data
STATEMENT OF OPERATIONS:
Revenues......................................    $ 18,949         $  4,067           $   212       $1,841      $1,884     $1,377
                                                  --------          -------           -------       ------      ------     ------
Operating expenses:
 Residence operating expenses.................      12,116            2,779               125        1,127       1,090        908
 Management fees..............................           -                -                 -           93          92         69
 Corporate general and administrative.........       1,649            1,252               152            -           -          -
 Building rentals.............................       4,152              798                42            -           -          -
 Depreciation and amortization................         990              296                13          105         132         93
                                                  --------          -------           -------       ------      ------      -----
    Total operating expenses..................      18,907            5,125               332        1,325       1,314      1,070
                                                  --------          -------           -------       ------      ------      -----

Operating income (loss).......................          42           (1,058)             (120)         516         570        307
Interest and other expense (income), net......        (107)            (483)              (56)         285         309        242
                                                  --------          -------           -------       ------      ------      -----
Net income (loss).............................    $    149         $   (575)          $   (64)      $  231      $  261        500
                                                  ========          =======           =======       ======      ======      =====

UNAUDITED PRO FORMA DATA:
Net income (loss).............................                                                      $  231      $  261        $60
Pro forma provision for income taxes (2)......                                                          85          67          -
                                                                                                    ------      ------      -----
Pro forma net income (loss)...................                                                      $  146      $  194        $60
                                                                                                    ======      ======      =====
Net income (loss) per share (primary).........        $.03         $  (0.19)          $ (0.02)

Weighted average common shares outstanding
(primary).....................................       4,500            3,000             3,000

Weighted average common shares outstanding
(fully-diluted0...............................       5,646

BALANCE SHEET DATA:
Working capital...............................    $(26,372)        $ (5,167)          $13,122       $  299      $  351       $109
Total assets..................................     130,507           53,546            17,903        5,699       4,110      3,965
Long-term debt, excluding current portion.....      32,683           24,553             1,101        5,266       3,700      3,703
Shareholders equity...........................      59,059           15,644            16,219          197         263        105

--------------------
(1) Includes approximately one month of operations for Hillside House, which opened in October 1994.

(2) The Predecessor was exempt from U.S. federal and state income taxes as a result of its partnership and subchapter S status. The financial data reflects the income tax expenses that would have been recorded had the Predecessor not been exempt from paying such income taxes. The pro forma financial data includes the effect of the Company adopting Statement of financial Accounting Standards (SFAS) No. 109.

(3) The Company commenced operating the residences on December 1, 1994.

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                     1996 QUARTERLY FINANCIAL DATA                    1995 QUARTERLY FINANCIAL DATA
                             -----------------------------------------------------------------------------------------------------
    RESULTS OF OPERATION      1ST       2ND       3RD      4TH     YEAR TO     1ST      2ND      3RD         4TH          YEAR TO
                              QTR       QTR       QTR      QTR      DATE       QTR      QTR      QTR         QTR           TO DATE
                             ------   -------   -------  ------   --------   ------   -------  -------    ---------     -----------

Revenue                       $2,750    $3,742    $5,171    $7,286   $18,949   $  682   $  793       $  977       $1,615    $ 4,067
Operating income (loss)         (178)      (93)      (41)      354        42     (183)    (149)        (249)        (477)    (1,058)

Net income (loss)               (187)       16      (238)      558       149      (27)     (45)        (160)        (343)      (575)

Weighted average
Common shares outstanding      3,005     3,013     5,265     5,585     4,500    3,000    3,000        3,000        3,000      3,000
Net income (loss) per share    $(.06)    $ .01     $(.05)    $ .10      $.03    $(.01)   $(.01)       $(.05)       $(.11)     $(.19)
 (1)

(1) Quarter net loss per share amounts do not add to the full year total due to rounding.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Revenue consists of rentals of units in assisted living residences and fees associated with the provision of services to residents pursuant to contracts with the residents. Operating expenses include (i) residence operating expenses, such as staff payroll, food, property taxes, utilities, insurance and other direct residence operating expenses, (ii) predecessor costs incurred under management agreements whereby a management fee equal to 5% of revenue was charged by Concepts in Community Living, Inc. ("CCL Sub Inc.") for residence management and administrative support, (iii) general and administrative expenses consisting of corporate and support functions such as legal, accounting and other administrative expenses, (iv) building rentals, (v) depreciation and amortization.


PREDECESSOR

     The historical financial statements for the eleven months ended November 30, 1994 and years ended December 31, 1993 and 1992 represent the combined historical results of operations and financial condition of the Predecessor. The Predecessor consists of the entities which, prior to December 1, 1994, owned and operated residences now operated by the Company.


THE COMPANY

     At the closing of the initial public offering in November, 1994, the Company began operating five assisted living residences located in Oregon. As of December 31, 1996, the Company was operating or had received a Certificate of Occupancy on sixty-seven residences of which fifty-one had operating results.
In addition, the Company had purchased or had begun construction on twenty-one parcels of land to develop assisted living residences and had also entered into agreements pursuant to which, it may purchase, subject to completion of due diligence and various other conditions, thirty-one other sites for development. As of February 28, 1997, the Company had seventy-eight residences with Certificates of Occupancy.

          Operating results for the year ended December 31, 1996, including the operating results of fifty-one residences and the Company's corporate overhead, are not necessarily indicative of the Company's future operating financial performance as the Company intends to significantly expand its operating base of residences in 1997 and 1998. Based on the Company's development schedule, the number of
residences planned to open in 1997 ranges from 50 to 60.   The Company
anticipates that each residence will have an operating loss (prior to depreciation, rent or interest, if any) of $10,000 during the first three to four months of operation. To the extent the Company sells and leases it back or otherwise finances it within four months of the commencement of operations, the
aggregate loss may increase by up to an additional $40,000.    The Company
estimates that the aggregate losses to be incurred during 1997 due to the opening buildings will range from $.5 million to $2.4 million.

     The following table sets forth, for periods presented, the number of total residences and units operated, average occupancy rates and the sources of revenue for the Company and the Predecessor. The portion of revenues received from state Medicaid agencies are labeled as "Medicaid State Portion" while the portion of the Company's revenues that a Medicaid-eligible resident must pay out of his or her own resources is labeled "Medicaid Resident Portion".

                                                   The Company                                         Predecessor
                                   --------------------------------------------------------  -------------------------------
                                                                             One month        Eleven months
                                     Year ended         Year ended             ended              ended         Year ended
                                    December 31,     December 31,         December 31,          November 30,    December 31,
                                        1996              1995                1994                 1994            1993
                                   --------------   -----------------    ------------------   --------------   -------------
Residences operated
  (end of period)                             51                   19                    5                5               4
Units operated (End of period)             1,768                  595                  137              137             104
Average occupancy rate                      80.4%                82.3%                97.0%            96.4%           94.8%
Source of Revenue
  Medicaid State Portion                    13.8%                21.4%                27.0%            29.0%           27.0%
  Medicaid Resident Portion                  7.6%                 9.6%                11.9%            13.0%           12.0%
  Private                                   78.6%                69.0%                61.1%            58.0%           61.0%
                                   --------------   ------------------   ------------------   --------------   -------------
Total                                      100.0%               100.0%               100.0%           100.0%          100.0%
                                   ==============   ==================   ==================   ==============   =============

The following table set forth, for the periods presented for Stabilized Residences, the total number of residences and units operated, average occupancy rates and the sources of revenue for the Company and the Predecessor.
Stabilized Residences are defined as those residences which were operating for more than nine months prior to the beginning of the period or had achieved a 95% occupancy rate as of the beginning of the reporting period.


                                                        The Company                                   Predecessor
                                  ---------------------------------------------------   -----------------------------
                                                                        One month        Eleven months
                                     Year ended      Year ended           ended              ended         Year ended
                                    December 31,    December 31,         December 31,    November 30,    December 31,
                                        1996           1995                  1994           1994              1993
                                  ---------------   -------------     ---------------   -------------   -------------
Residences operated
  (end of period)                              7              5                    4               4               4
Units operated (End of period)               204            137                  104             104             104
Average occupancy rate                      96.5%          99.1%               100.0%           99.2%           94.8%
Source of Revenue:
  Medicaid State Portion                    19.9%          23.9%                28.4%           28.9%           27.0%
  Medicaid Resident Portion                 11.5%          11.3%                12.1%           13.2%           12.0%
  Private                                   68.6%          64.8%                59.5%           57.9%           61.0%
                                  ---------------   ------------      ---------------   -------------   -------------
Total                                      100.0%         100.0%               100.0%          100.0%          100.0%
                                  ===============   ============      ===============   =============   =============

The following table sets forth, for the periods presented for Start-up Residences, the total number of residences and units operated, average occupancy rates and the sources of revenue for the Company and the Predecessor. Start-up Residences are defined as those residences which were operating for less than nine months prior to the beginning of the period and had not achieved a 95% occupancy rate as of the beginning of the reporting period.

                                                          The Company                                  Predecessor
                                   -----------------------------------------------------   ---------------------------------
                                                                           One month         Eleven months
                                     Year ended         Year ended          ended               ended         Year ended
                                    December 31,       December 31,      December 31,         November 30,     December 31,
Start-up Residences                     1996              1995              1994                 1994             1993
------------------------------     -------------      -------------     ---------------   ----------------   --------------
Residences operated
  (end of period)                             44                 2                    1                 1                 -
Units operated (End of period)             1,564                70                   33                33                 -
Average occupancy rate                      76.9%             85.5%                87.5%             87.5%                -
Source of Revenue:
  Medicaid State Portion                    11.2%             27.8%                21.3%             36.4%                -
  Medicaid Resident Portion                  6.0%             11.7%                10.6%                -                 -
  Private                                   82.8%             60.5%                68.1%             63.6%                -
                                   --------------     -------------     ----------------  ----------------   --------------
Total                                      100.0%            100.0%               100.0%            100.0%                -
                                   ==============     =============     ================  ================   ==============

      The following table sets forth, for the periods presented, the results of operations for Stabilized Residences (in thousands).

                                                         The Company                                   Predecessor
                                       -------------------------------------------------   -------------------------------
                                                                              One month       Eleven months
                                        Year ended       Year ended             ended             ended        Year ended
                                       December 31,     December 31,         December 31,     November 30,    December 31,
Stabilized Residences                      1996             1995                 1994             1994            1993
------------------------------         ------------     ---------------     ---------------   --------------  ------------
Revenue                                      $4,084              $2,699                $165          $1,819         $1,884
Residence operating expenses                  2,412               1,667                  96           1,073          1,090
                                       ------------     ---------------     ---------------   -------------   ------------
  Residence operating income                  1,672               1,032                  69             746            794
Management fees                                   -                   -                   -              90             92
Building rentals                                780                 500                  42               -              -
Depreciation and amortization                   120                 116                   4             100            132
                                       ------------     ---------------     ---------------   -------------   ------------
  Total other operating expenses                900                 616                  46             190            224
                                       ------------     ---------------     ---------------   -------------   --------------
    Operating income                            772                 416                  23             556            570
Other interest/income expense net               217                 147                   7             285            309
                                       ------------     ---------------     ---------------   -------------   ------------
Income before taxes                          $  555              $  269                $ 16          $  271         $  261
                                       ============     ===============     ===============   =============   =============

      The following tables sets forth, for the periods presented, the results of operations for Start-up Residences (in thousands).

                                                                The Company                                   Predecessor
                                              -------------------------------------------------   -------------------------------
                                                                                     One month       Eleven months
                                               Year ended       Year ended             ended             ended        Year ended
                                              December 31,     December 31,         December 31,     November 30,    December 31,
Start-up Residences                               1996            1995                 1994             1994            1993
---------------------------------             ------------     ---------------     ---------------   --------------  ------------
Revenue                                            $14,865              $1,368                 $47             $22             $-
Residence operating expenses                         9,704               1,112                  29              54              -
                                              ------------     ---------------     ---------------   -------------   ------------
  Residence operating income                         5,161                 256                  18             (32)             -
Management fees                                          -                   -                   -               3              -
Building rentals                                     3,372                 298                   -               -              -
Depreciation and amortization                          809                 180                   9               5              -
                                              ------------     ---------------     ---------------   -------------   ------------
 Total other operating expenses                      4,181                 478                   9               8              -
                                              ------------     ---------------     ---------------   -------------   --------------
   Operating income                                    980                (222)                  9             (40)             -
Other interest/income expense net                      603                   4                   1              23              -
                                              ------------     ---------------     ---------------   -------------   ------------
Income before taxes                                  $ 377               $ 266                 $ 8            $(63)            $-
                                              ============     ===============     ===============   =============   =============


     The following table sets forth, for the periods presented, the results of operations for the five residences which were operating for both periods in their entirety (in thousands).


                                          Year ended          Year ended
Same Store Residences                  December 31, 1996   December 31, 1995
-----------------------------------   --------------------------------------
Revenue                                           $2,823              $2,669
Residence operating expenses                       1,641               1,667
                                                  ------              ------
  Residence operating income                       1,182               1,032
Management fees                                        -                   -
Building rentals                                     533                 500
Depreciation and amortization                        115                 116
                                                  ------              ------
  Total other operating expenses                     648                 616
                                                  ------              ------
    Operating income                                 534                 416
Other interest/income expense net                    217                 147
                                                  ------              ------
Income before taxes                               $  317              $  269
                                                  ======              ======

RESULTS OF OPERATIONS

THE COMPANY

Year ended December 31, 1996 to year ended December 31, 1995

     The Company had net income of $149,000 or $.03 per share, on revenue of $18.9 million for the year ended December 31, 1996, compared to a net loss of $575,000 or $.19 per share, on revenues of $4.1 million for the year ended December 31, 1995. The Company incurred a one-time charge of $426,000 during 1996 for the exchange of 405,666 shares of common stock on $6,085,000 of 7% convertible debentures. The Company's net income prior to this one-time charge is $574,000 or $.13 per share.

Revenue Revenue was $18.9 million for the year ended December 31, 1996 compared to $4.1 million for the year ended December 31, 1995. The average rate per resident per month for the five facilities which were open through both 1996 and 1995 was $1,735 for the year ended December 31, 1996, compared to $1,631 for the year ended December 31, 1995. The increase in revenue and the decline in the average rent was due primarily to the additional 32 residences open during the year ended 1996. The payments from Medicaid programs comprised approximately 13.8% of the Company's revenue for the year ended December 31, 1996.

Residence Operating Expense Residence operating expenses were $12.1 million for the year ended December 31, 1996 compared to $2.8 million for the year ended December 31, 1995 which represents an increase of 332%. The increase is due to the growth in the number of residences as discussed above along with the start-up costs relating to the 32 additional residences which commenced operations during 1996. At December 31, 1996 the Company had received certificates of occupancy on sixty-seven residences with fifty-one experiencing operating results compared to the twenty-five residences opened as of December 31, 1995 with nineteen residences experiencing operating results.

Corporate General and Administrative Corporate general and administrative expenses for the year ended December 31, 1996 was $1.6 million compared to $1.3 million for 1995. This increase is a direct result of additional staffing to cover the increase in corporate activity, travel associated with new residences located in other states, and the establishment of the regional offices.

BUILDING RENTALS Building rentals for the year ended December 1, 1996 was $4.2 million, compared to the year ended December 1, 1995 of $798,000 which represents an increase of 426%. The increase in building rentals is directly related to the additional twenty-two sale leaseback transactions completed during 1996. The Company ended the year with thirty-one leases compared to the nine leases at the end of 1995.


Depreciation and Amortization Deprecation and amortization for the year ended December 31, 1996 was $990,000, compared to the depreciation for the year ended December 31, 1995 of $296,000 which represents an increase of 234%. This increase is the result of an additional fourteen facilities that were developed by the Company in 1996 and were still owned as of December 31, 1996.

Interest and Other Expense (Income)-Net Interest cost incurred for the year ended December 31, 1996 was $2.2 million compared to $673,000 for the year ended
December 31, 1995.   The Company capitalized $2.2 million and $577,000 of
interest incurred during construction for the years ended December 31, 1996 and 1995, respectively. Interest income for the year ended December 31, 1996 was
$455,000 compared to $579,000 for the year ended December 31, 1995.   In
September 1996, $6,085,000 of the $20,000,000 7% Convertible Subordinated Debentures due August 15, 2005 were converted to 405,666 shares of the Company's
common stock.   The Company incurred a one-time charge of $426,000 in connection with the conversion. Interest and Other Expense (Income) - Net for the year ended December 31, 1996 was ($107,000) compared to December 31, 1995 of ($483,000) which is mainly due to the one-time charge incurred in the conversion of convertible subordinated debentures for common stock.

Net Income (Loss) The Company achieved net income of $149,000 or $.03 per share for the year ended December 31, 1996, compared a net loss of $575,000, or $.19 per share for the year ended December 31, 1995. This is due to the number of residences opened in 1996 and the stabilization of those residences opened in 1995.


Year ended December 31, 1995 to period ended December 31, 1994

     The Company incurred a net loss of $575,000 or $.19 per share, on revenue of $4,067,000 for the year ended December 31, 1995. These losses resulted primarily from an increase in corporate overhead, including additional staffing necessary to accommodate the Company's expansion plan to develop additional residences in 1995 and 1996 and initial operating losses of residences which commenced operations during the year. For the one month ended December 31, 1994, the Company incurred a net loss $64,000, or $(.02) per share, on revenues of $212,000.

Revenue Revenue was $4,067,000 for the year ended December 31, 1995 compared to $212,000 for the one month December 31, 1994 and $1,841,000 for the eleven months ended November 31, 1994 for a combined total of $2,053,000, which represents an increase of 98% which is the direct result of the additional fourteen residences which commenced operations during 1995. The average rate per month for the five facilities which were open for one year or more at December 31, 1995 was $1,631, compared to $ 1,592 for the month ended December 31, 1994. The increase was due to a combination of increased service care levels and approved rate increases. The average rate for all residences for the year ended December 31, 1995 was $1,588, which reflects the effects of the additional fourteen residences opened by the Company during 1995. The payments from Medicaid programs comprised approximately 21.4% of the Company's revenue for the year ended December 31, 1995.

Residence Operating Expense Residences operating expenses were $2,779,000 for the year ended December 31, 1995 compared to $125,000 for the one month ended December 31, 1994 and $1,127,000 for the eleven months ended November 31, 1994 for a combined total of $1,252,000 which represents an increase of 122%. The increase is due to the increase in revenues as discussed above along with the start-up costs relating to the fourteen additional residences which commenced operations during 1995. At December 31, 1995 the Company operated twenty-five residences with nineteen experiencing operating results compared to the five operating residences at December 31, 1994.

Corporate General and Administrative Corporate general and administrative expenses for the year ended December 31, 1995 was $1,252,000 compared to the one month ended December 31, 1994 of $152,000. This increase is a direct result of additional staffing to cover the increase in development activity, travel associated with new residences located in other states, and the establishment of the corporate office.

Building Rentals Building rentals were $798,000 for the year ended December 31, 1995 which represents rental on nine residences of which four were owned by the Predecessor and now are leased by the Company. Five of the nine residences were sold in sale and leaseback transactions during 1995.

Depreciation and Amortization Deprecation and amortization for the year ended December 31, 1995 was $296,000, compared to the depreciation for the one month ended December 31, 1994 of $13,000 and eleven months ended November 30, 1994 of $105,000 for a combined total of $118,000 which represents an increase of 151%. This increase is the result of an additional 16 facilities that were developed by the Company in 1995 and were still owned as of December 31, 1995. In addition, two residences which were leased in October of 1995 experienced two months and one month of depreciation.

Interest Expense (Income)-Net Interest expense for the year ended December 31, 1995 was $96,000 which represents interest on the loans on two initial buildings purchased from the Predecessor. Interest income of $579,000 was earned on investment of corporate cash from the proceeds of the initial public offering in 1994 and the Company's private placement in August of 1995.

Net Income (Loss) The Company incurred a net loss of $575,000 or $.19 per share for the year ended December 31, 1995. This is due to the number of residences opened in 1995 and the level of development activity currently being experienced
by the Company.   The Company anticipates an initial loss of $30,000 to $50,000 per residence to be incurred within the first three to four months of the residence opening.



LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had negative working capital of $26.4 million. This is mainly due to construction draws of approximately $16 million and interim construction financing of $18.9 million that the Company plans to convert within six months to long-term financing.

     Net cash used in investing activities for the year ended December 31, 1996, totaled approximately $80 million which represents investments in new site development in Oregon, Washington, Texas, Idaho, New Jersey and Ohio of approximately $122 million. This amount is offset by $50 million received from the sale of twenty-two residences in sale and leaseback transactions and funds held in trust of $8.5 million pending licensure on five Washington residences.

     Net cash provided by financing activities totaled $70.2 million during the year ended December 31, 1996. The Company completed $14.4 million in mortgage financing on eight residences, three with the State of Oregon and five with the State of Washington. In addition, the Company completed mortgage financing on eight residences totaling $18.9 million. The Company completed in July of 1996 a $39.8 million common stock offering (netting the Company approximately $37.2 million).

     The Company intends to utilize additional financing to develop additional residences in 1997. The Company intends to seek additional long-term financing through low-cost state bond financing, temporary mortgage financing and sale and leaseback transactions on properties in Washington, Texas, Idaho, New Jersey and Ohio. As of February 28, 1997, the Company had obtained $36.4 million in mortgage financing on sixteen additional residences in Ohio, Idaho and Oregon.

     As of February 28, 1997, the Company had started construction or had purchased land for development on twenty-one parcels of land in Washington, New Jersey, Ohio, Arizona, and Idaho for a total of 820 units. In addition, the Company has also entered into agreements pursuant to which, it may purchase, subject to completion of due diligence and various other conditions, thirty-one undeveloped sites for an aggregate purchase price of $4.6 million. The Company has paid initial deposits relating to these sites and has completed or is in the process of completing the demographic analyses and initial architectural plans for purposes of building assisted living residences. In addition, the Company has entered into agreements to lease three residences in Oregon, which are currently under development, as well as a management agreement for one residence.

     Capital expenditures for 1997 are estimated to total approximately $140 million to $168 million, related primarily to the development of additional residences. The Company has received a $98.7 million commitments from several health care REITs, to finance 40 residences through sale and leaseback
transactions.   The Company anticipates being able to continue to utilize tax-
exempt bond financing for approximately $49 million from the States of Oregon, Ohio, Idaho and Washington. The Company has agreed in principle subject to written confirmation for the sale leaseback of an additional $25 million. The Company does not anticipate any significant capital expenditures within the foreseeable future with respect to the residences acquired in 1994, 1995 and those currently operating or those pending licensure as of December 31, 1996. It is expected that cash generated from operations will be sufficient to fund any expenditures the Company may be required to make with respect to these residences.

     As of December 31, 1996, the Company had invested excess cash balances in short-term certificates of deposit. The Company intends to satisfy future capital requirements for its development activities by various means, including financing obtained from sale and leaseback transactions, construction financing and long-term state bond financing with third parties and, to the extent available, cash generated from operations.

INFLATION

     Management believes that the Company's operations have not been materially adversely affected by inflation. The Company expects salary and wage increases for its skilled staff will continue to be higher than average salary and wage increases, as is common in the health care industry. The Company expects that it will be able to offset the effects of inflation on salaries and other operating expenses by increases in rental and service rates, subject to applicable restrictions with respect to services that are provided to residents eligible for Medicaid reimbursement.

RISK FACTORS

     Except for the historical information contained herein, the matters discussed herein are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially differenct from any future results, performance or achievements expressed or implied by such forward-looking statements. The following discussion highlights some of these risks and others are discussed elsewhere herein or in other documents filed by the Company with the Securities and Exchange Commission.

     LIMITED OPERATING HISTORY; ANTICIPATED OPERATING LOSSES. The Company has a limited operating history. The Company realized net income of $149,000 for the year ended December 31, 1996, a loss of $575,000 for the year ended December 31,
1995 and a loss of $64,000 for the one month ended December 31, 1994.   There
can be no assurance that losses will not be incurred in the future. The Company anticipates that each residence will have an operating loss (prior to depreciation, rent or interest, if any) of $10,000 during the first three to four months of operation. To the extent the Company sells a residence and leases it back or otherwise finances it within four months of the commencement of operations, the aggregate loss may increase by up to an additional $40,000. The Company currently plans to open 50 to 60 residences in 1997 of which eight had received certificates of occupancy by February 28, 1997. The Company estimates that the aggregate losses to be incurred during 1997 due to the of opening new buildings will range from $.5 million to $2.4 million. The success of the Company's future operations is directly tied to the expansion of its operational base. There can be no assurance that the Company will not experience unforeseen expenses, difficulties, complications and delays in connection with the expansion of its operational base which could have a material adverse effect on the Company's financial condition and results of operations.

     NO ASSURANCE AS TO ABILITY TO DEVELOP OR ACQUIRE ADDITIONAL ASSISTED LIVING RESIDENCES. The Company's prospects for growth are directly affected by its ability to develop and, a lesser extent, acquire additional assisted living residences. While the Company currently plans to open 50 to 60 residences in 1997 and 1998, there can be no assurance that such residences will be completed
during this time frame, or, that they will be successful once completed.   The
success of the Company's growth strategy will also depend upon, among other factors, the Company's ability to obtain government licenses and approvals, the Company's ability to obtain financing and the competitive environment for development and acquisitions. The nature of such licenses and approvals and the timing and likelihood of obtaining them vary widely from state to state, depending upon the residence, or its operation, and the type of services to be provided. The successful development of additional assisted living facilities will involve a number of risks, including the possibility that the Company may be unable to locate suitable sites at acceptable prices or may be unable to obtain, or may experience delays in obtaining, necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations. The Company is dependent upon these permits and authorizations to construct and operate its residences and any delay or inability to obtain such permits could adversely affect the results of operations. The Company may also incur construction costs that exceed original estimates, may not compete construction projects on schedule and may experience competition in the search for suitable development sites. The Company relies on third-party general contractors to construct its new assisted living facilities. There can be no assurance that the Company will not experience difficulties in working with general contractors and subcontractors, which could result in increased construction costs and delays. Further, facility development is subject to a number of contingencies over which the Company will have little control and that may adversely affect project cost and completion time, including shortages of, or the inability to obtain labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions and change in applicable laws or regulations or in the method of applying such laws and regulations. Accordingly, if the Company is unable to achieve its development plans, its business, financial condition and results of operations could be adversely affected. There can be no assurance that the Company will be successful in developing or acquiring any particular residence, that the Company's rapid expansion will not adversely affect its operations or that any residences developed or acquired by the Company will be successful. The various risks associated with the Company's development or acquisition of assisted living residences and uncertainties regarding the profitability of such operations could have a material adverse effect on the Company's financial condition or results of operations.

     NEED FOR ADDITIONAL FINANCING TO FUND FUTURE DEVELOPMENT AND ACQUISITIONS. To achieve its growth objectives, the Company will need to obtain sufficient financial resources to fund its development, construction and acquisition activities. The estimated cost to complete and fund start-up losses for the new facilities that will be developed by December 31, 1998 is between $280 million and $336 million; accordingly, the Company's future growth will depend on its ability to obtain additional financing on acceptable terms. The Company will, from time to time, seek additional funding through public and/or private financing sources, including equity and/or debt financing. If additional funds are raised by issuing equity securities, the Company's stockholders may experience dilution. There can be no assurance that adequate funding will be available as needed or on terms acceptable to the Company. A lack of available funds may require the Company to delay or eliminate all or some of its development projects and acquisition plans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

     The Company's aggregate annual fixed debt and lease payment obligations currently total approximately $11.9 million. These fixed payment obligations will significantly increase as the Company pursues its development plan.
Failure to meet these obligations may result in the Company being in default of its financing agreements and, as a consequence, the Company may lose its ability to operate any individual residence or other residences which may be cross-defaulted. There can no assurance that the Company will generate sufficient cash flow to meet its current or future obligations. The Company has not historically covered its fixed charges with earnings. In addition, The Company anticipates that future development of residences may be financed with construction loans, and, therefore, there is a risk that, upon completion of construction, permanent financing for newly developed residences may not be available or may be available only on terms that are unfavorable or unacceptable to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".


     GEOGRAPHIC CONCENTRATION; DEPENDENCE ON STATE MEDICAID WAIVER PROGRAMS
As of February 28, 1997, approximately 46.8% of the Company's properties are located in the State of Texas and approximately 24.1% are located in the State of Oregon; therefore, the Company is dependent on the economies of Texas and Oregon and, to a certain extent, on the continued funding of state Medicaid waiver programs. The Company has operated residences in Oregon since December 1994. In addition, the Company began operating residences in Texas and Washington in July 1995 and December 1995, respectively. During the years ended 1996 and 1995, direct payments received from state Medicaid agencies accounted for approximately 13.8% and 21.4%, respectively of the Company's revenue while the tenant-paid portion of Medicaid residents accounted for approximately 8% and 10% of the Company's revenue during these periods. The Company expects that State Medicaid reimbursement programs will constitute a significant source of revenue for the Company. The Company intends to continue developing and operating assisted living residences in other states. Adverse changes in general economic factors affecting these states' respective health care industries or in these states' laws and regulatory environment, including Medicaid reimbursement rates, could have a material adverse effect on the Company's financial condition and results of operations.

     POSSIBLE VOLATILITY OF STOCK PRICE The market price of the Common Stock could be subject to significant fluctuations in response to various factors and events, including the liquidity of the market for the Common Stock, variations in the Company's operating results, new statutes or regulations or changes in the interpretation of existing statutes or regulations affecting the health care industry generally or assisted living residence businesses in particular. In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuation also may adversely affect the market price of the Common Stock.

     DEPENDENCE ON SENIOR MANAGEMENT AND SKILLED PERSONNEL The Company depends, and will continue to depend, upon the services of Dr. Wilson, its Chief Executive Officer and President, Connie Baldwin, its Director of Operations and Stephen Gordon, its Chief Administrative Officer and Chief Financial Officer. The Company has entered into an employment agreement with Dr. Wilson and has obtained a $500,000 key employee insurance policy covering her life. Company is also dependent upon its ability to attract and retain management personnel who will be responsible for the day-to-day operations of each residence. The loss of the services of any or all of such officers or the Company's inability to attract additional management personnel in the future could have a material adverse effect on the Company's financial condition or results of operations.

     DEPENDENCE ON REIMBURSEMENT BY THIRD-PARTY PAYORS A portion of the Company's revenues will be dependent upon reimbursement from third-party payors, including state Medicaid programs and private insurers. For the years ended December 31, 1996, 1995 and the one month ended December 31, 1994, the Company received, as a percentage of total revenue, under Medicaid programs 14%, 21% and 29%, respectively. Furthermore, there can be no assurance the Company's proportionate percentage of revenue received from Medicaid programs will not increase. The revenues and profitability of the Company will be affected by the continuing efforts of governmental and private third-party payors to contain or reduce the costs of health care by attempting to lower reimbursement rates, increasing case management review of services and negotiating reduced contract pricing. In an attempt to reduce the federal and certain state budget deficits, there have been, and management expects that there will continue to be, a number of proposals to limit Medicaid reimbursement in general. Adoption of any such proposals at either the federal or the state level could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.


     GOVERNMENT REGULATION. Health care is an area of extensive and frequent regulatory change. Changes in the laws or new interpretations of existing laws can have a significant effect on methods of doing business, cost of doing business and amounts of reimbursement from governmental and other payors. The Company is and will continue to be subject to varying degrees of regulation and licensing by health or social service agencies and other regulatory authorities in the various states and localities in which it operates or intends to operate. As a provided of services under the Medicaid program in the United States, the Company is subject to Medicaid fraud an abuse law, violations of which may result in civil and criminal penalties and exclusions from participation in the Medicaid program. The Company at all times attempts to comply with all applicable fraud and abuse laws; however, there can be no assurance that administrative or judicial interpretation of existing laws or regulations will not have a material adverse effect on the Company's operations or financial condition.

     The success of the Company will be dependent in part upon its ability to satisfy the applicable regulations and requirements and to procure and maintain required licenses. The Company's operations could also be adversely affected by, among other things, regulatory developments such as mandatory increases in the scope and quality of care to be afford residents and revisions in licensing and certification standards. Currently, no federal rules explicitly define or regulate assisted living. In addition, federal and state laws currently exist restricting health care providers from referring patients to affiliated entities. The Company believes that its operations do not presently violate these referral laws. However, there can be no assurance that federal, state or local laws or regulatory procedures which might adversely affect the Company's business, financial condition, results of operations or prospects will not be expanded or imposed.

          STAFFING AND LABOR COSTS The Company will compete with other providers of long-term care with respect to attracting and retaining qualified personnel. The Company will also be dependent upon the available labor pool of low-wage employees. A shortage of nurses and/or trained personnel may require the Company to enhance its wage and benefits package in order to compete. No assurance can be given that the Company's labor costs will not increase, or that, if they do increase, they can be matched by corresponding increases in revenues.

     COMPETITION The long-term care industry is highly competitive and the Company expects that the assisted living business, in particular, will become more competitive in the future. The Company will be competing with numerous other companies providing similar long-term care alternatives, such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. The Company expects that as assisted living receives increased attention and the number of states which include assisted living in their Medicaid waiver programs increases, competition will grow from new markets entrants, including publicly and privately held companies focusing primarily on assisted living. Nursing facilities that provide long-term care services are also a source of competition to the Company. Moreover, in the implementation of the Company's expansion program, the Company expects to face competition for development and acquisitions of assisted living residences. Some of the Company's present and potential competitors are significantly larger and have, or may obtain, greater financial resources than those of the Company. Consequently, there can be no assurance that the Company will not encounter increased competition in the future which could limit its ability to attract residents or expand its business and could have a material adverse effect on the Company's financial condition, results of operations and prospects.

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

     LIABILITY AND INSURANCE The provision of health care services entails an inherent risk of liability. In recent years, participants in the long-term care industry have become subject to an increasing number of lawsuits alleging malpractice or related legal theories, many of which involve large claims and significant defense costs. The Company currently maintains liability insurance intended to cover such claims and the Company believes that its insurance is in keeping with industry standards. There can be no assurance, however, that claims in excess of the Company's insurance coverage or claims not covered by the Company insurance coverage (e.g., claims for punitive damages) will not arise. A successful claim against the Company not covered by, or in excess of, the Company's insurance coverage could have a material adverse effect upon the Company's financial condition and results of operations. Claims against the Company regardless of their merit or eventual outcome, may also have a material adverse effect upon the Company's ability to attract residents or expand its business and would require management to devote time to matters unrelated to the operation of the Company's business. In addition, the Company's insurance policies must be renewed annually. There can be no assurance that the Company will be able to obtain liability insurance coverage in the future or that, if such coverage is available, it will be available on acceptable terms.

     ENVIRONMENTAL RISKS Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the cost of removal or remediation of certain hazardous or toxic substances, including, without limitation, asbestos-containing materials, that could be located on, in or under such property. Such laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial and the liability of an owner or operator as the any property is generally not limited under such laws and regulations and could exceed the property's value and the aggregate assets of the owner or operator. The presence of these substances or failure to remediate such substances properly may also adversely affect the owner's ability to sell or rent the property, or to borrow using the property as collateral. Under these laws and regulations, an owner, operator or an entity that arranges for the disposal of hazardous or toxic substances, such as asbestos-containing materials, at a disposal site may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site. In connection with the ownership or operation of its properties, the Company could be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties. As a result, the presence, with or without the Company's knowledge, of hazardous or toxic substances at any property held or operated by the Company, or acquired or operated by the Company in the future, could have an adverse effect on the Company's business, financial condition and results of operations. Environmental audits performed on the Company's properties have not revealed any significant environmental liability that management believes would have a material adverse effect on the Company's business, financial condition or results of operations. No assurance can be given that existing environmental audits with respect to any other Company's properties reveal all environmental liabilities.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data required by this Item 8 are set forth as indicated in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Changes in Accountants as required by this Item 9 is set forth as indicated in Item 14(b).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 22,1997, to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 22,1997, to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of the Stockholders to be held May 22, 1997, to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of the Stockholders to be held May 22, 1997, to be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  1 and 2.   Financial Statements and Financial Statement Schedules.

     The financial statements and financial statement schedules listed in the accompanying index to financial statements and financial statement schedules are filed as part of this Annual Report.

     3.  Exhibits

     The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report.

(b)  Reports on Form 8-K

     None

                 ASSISTED LIVING CONCEPTS, INC. ("THE COMPANY")
               AND ASSISTED LIVING CONCEPTS GROUP ("PREDECESSOR")


                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14(a))

1.   FINANCIAL STATEMENTS:                                                                        PAGE
     Reports of Independent Auditors.                                                             29 - 31
     Consolidated Balance Sheets of Assisted  Living Concepts, Inc. as of
     December 31, 1996 and 1995.                                                                  32

     Consolidated Statements of Operations of Assisted Living Concepts Inc. for the
     years ended December 31, 1996 and 1995, and the one month ended
     December 31, 1994 and Assisted Living  Concepts, Group (Predecessor)
     for the eleven months ended November 30, 1994.                                               33

     Consolidated Statements of Shareholders' Equity of Assisted Living Concepts, Inc.
     for the period July 19, 1994 to December 31, 1996.                                           34

     Statements of Changes in Partners' and Shareholders' Equity for Assisted Living
     Concepts, Group (Predecessor) for the period December 31, 1993 to
     November 30, 1994.                                                                           35

     Consolidated Statements of Cash Flows of Assisted Living Concepts, Inc. for the
     years ended December 31, 1996 and 1995, and the one month ended
     December 31, 1994 and Assisted Living Concepts, Group (Predecessor) for the
     eleven months ended November 30, 1994.                                                       36

     Notes to Financial Statements.                                                               37 - 50

2.   FINANCIAL STATEMENT SCHEDULES:

     All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules.

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Assisted Living Concepts, Inc.

We have audited the accompanying consolidated balance sheets of Assisted Living Concepts, Inc. as of December 31, 1996 and 1995, and the related statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Assisted Living Concepts, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



KPMG PEAT MARWICK LLP

Portland, Oregon
February 28, 1997,
 except for note 12,
 as to which the date is
 March 14, 1997

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Assisted Living Concepts, Inc.

In our opinion, the accompanying statements of operations, and of cash flows present fairly, in all material respects, the results of operations and cash flows of Assisted Living Concepts, Inc. (the "Company" (formerly Assisted Living Concepts Group)) for the month ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of Assisted Living Concepts, Inc., for any period subsequent to December 31, 1994.




PRICE WATERHOUSE LLP

Portland, Oregon
March 17, 1995

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Assisted Living Concepts, Inc.

In our opinion, the accompanying combined statements of operations, and of cash flows of Assisted Living Concepts Group (the "Predecessor"), which is comprised of Assisted Living Facilities, Inc., a subchapter S corporation, Madras Elder Care (dba Aspen Court), a general partnership, and Lincoln City Partners, a general partnership, for the eleven month period ended November 30, 1994 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Predecessor's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the combined financial statements of Assisted Living Concepts Group for any period subsequent to November 30, 1994.




PRICE WATERHOUSE LLP

Portland, Oregon
March 17, 1995

                         ASSISTED LIVING CONCEPTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

ASSETS                                                                     DECEMBER 31,             DECEMBER 31,
                                                                              1996                     1995
                                                                           -----------               ----------
Current assets:
  Cash and cash equivalents                                                $    2,105                $    7,335
  Funds held in trust (Note 3)                                                  8,515                         -
  Accounts receivable, net of allowance for doubtful accounts of
       $ 33 at  1996 and $0 at 1995.                                              730                       136
  Other current assets (Note 6)                                                 1,043                       558
                                                                        -----------------        ------------------
    Total current assets                                                       12,393                     8,029
                                                                        -----------------        ------------------
Property and equipment (Mptes 2, 5 and 7                                       59,574                    28,446
Construction in progress                                                       53,458                    13,075
                                                                        -----------------        ------------------
  Total property and equipment                                                113,032                    41,521
  Less accumulated depreciation                                                   674                       163
                                                                        -----------------        ------------------
  Property and equipment - net                                                112,358                    41,358
                                                                        -----------------        ------------------
Goodwill (Note 2)                                                                 362                       393
Other assets (Note 6)                                                           5,394                     3,766
                                                                        -----------------        ------------------
    Total assets                                                           $  130,507                $   53,546
                                                                        =================        ==================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                         $    1,864                $      998
  Construction payable                                                         16,002                     7,250
  Accrued expenses                                                              1,395                     4,706
  Other current liabilities                                                       544                       348
  Construction financing (Note 7)                                              18,850                         -
  Current portion of long-term debt (Note &)                                      110                        47
                                                                        -----------------        ------------------
    Total current liabilities                                                  38,765                    13,349

Long-term debt  (Note 7)                                                       18,768                     4,553
Convertible subordinated debentures                                            13,915                    20,000
                                                                        -----------------        ------------------
    Total liabilities                                                          71,448                    37,902
                                                                        -----------------        ------------------
Commitments and contingencies

Shareholders' equity:
  Preferred Stock, $.01 par value; 1,000,000 shares authorized;
    none issued or outstanding
  Common Stock, $.01 par value; 40,000,000 shares authorized;
    5,515,250 and 3,000,000 shares issued and outstanding                          55                        30
  Additional paid-in capital                                                   59,733                    16,492
  Fair market value in excess of cost of acquired net assets
    attributable to related party transactions (Note 2)                         (239)                     (239)
    Accumulated deficit                                                         (490)                     (639)
                                                                        -----------------        ------------------
    Total shareholders' equity                                                59,059                    15,644
                                                                        -----------------        ------------------
    Total liabilities and shareholers' equity                              $ 130,507                 $  53,546
                                                                        =================        ==================

The accompanying notes are an integral part of these consolidated financial statements.

                ASSISTED LIVING CONCEPTS, INC. ("THE COMPANY")
               AND ASSISTED LIVING CONCEPTS GROUP ("Predecessor")

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)

                                                                          The Company                        Predecessor
                                                         -----------------------------------------------------------------
                                                                                                One            Eleven Months
                                                                                            Month ended            ended
                                                           Years ended December 31,        December 31,         December 31

                                                               1996             1995           1994                1994
                                                         --------------------------------------------------------------------
Revenue                                                      $ 18,949       $  4,067              $    212          $  1,841
                                                         ------------   ------------        --------------     -------------
Operating expenses:
Residence operating expenses                                   12,116          2,779                   125              1,127
Management fees from related party (Note 9)                        93
Corporate general and administrative                            1,649          1,252                   152
Building rentals                                                3,240             64                     5
Building rentals from related party (Note 9)                      912            734                    37
Depreciation and amortization (Notes 3 and 5)                     990            296                    13                105
                                                         ------------   ------------        --------------     --------------
Total operating expenses                                       18,907          5,125                   332              1,325

Operating income (loss)                                            42         (1,058)                 (120)               516
                                                         ------------   ------------        --------------     --------------

Interest expense (Note 7)                                          --             96                     8                297
Other Interest (income)                                          (107)          (579)                  (64)               (12)
                                                         ------------   ------------        --------------     --------------

Interest  expense and other interest (income) - net              (107)          (483)                  (56)               285
                                                         ------------   ------------        --------------     --------------

Net  income (loss)                                           $    149       $   (575)             $    (64)          $    231
                                                         ============   ============        ==============     ==============

  Unaudited pro forma data:
    Net income                                                                                                       $    231
    Provision for income taxes                                                                                             85
                                                                                                               ---------------
    Pro forma net income                                                                                             $    146
                                                                                                              ===============
  Net income per common share  (primary)                     $    .03       $   (.19)             $   (.02)

  Weighted average common shares outstanding
  (primary)                                                     4,500          3,000                 3,000

  Weighted average common shares outstanding
  (fully-diluted)                                               5,646

The accompanying notes are an integral part of these consolidated financial statements.

                        ASSISTED LIVING CONCEPTS, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For the period July 19, 1994 to December 31, 1996
               (amounts in thousands, except per share amounts)

                                              Common Stock                                                               Total
                                       ------------------------     Additional          Fari Market     Accumulated   Shareholders'
                                         Shares         Amount     Paid-In Capital    Value in Excess      Deficit       Equity
                                       ------------   ---------   ----------------    ---------------   -----------   -------------
Issuance of shares to founders                1,000   $      10    $            90                                    $         100

Net proceeds from public offering             2,000          20             16,402                                           16,422

Fair market value in excess of
 historical cost of acquired net
 assets attributable to related
 party transaction                                                                    $          (239)                         (239)


Net loss
                                                                                                        $       (64)            (64)

                                       ------------   ---------   ----------------    ----------------  -----------    ------------


Shareholders' equity,
  December 31, 1994                           3,000          30             16,492    $           239   $       (64)   $     16,219

  Net loss                                                                                                     (575)           (575)

                                       ------------   ---------   ----------------    ---------------   -----------    ------------

Shareholders' equity,
  December 31, 1995                           3,000   $      30   $         16,492    $          (239)         (639)         15,644

Net proceeds from secondary public
  offering                                    2,096          21             37,320                                           37,341
Exercised of employee stock options              14           -                132                                              132
Conversion of subordinated
  debentures                                    405           4              5,789                                            5,793
Net income                                                                                        149                           149
                                       ------------   ---------   ----------------    ---------------   -----------    -------------


    December 31, 1996                         5,515   $           $             55    $        59,733          (490)   $      59,059

                                       ============   =========   ================    ===============   ===========    =============


The accompanying notes are an integral part of these consolidated financial statements.

               ASSISTED LIVING CONCEPTS GROUP ("The Predecessor")

           STATEMENTS OF CHANGES IN PARTNERS' AND SHAREHOLDERS' EQUITY
              For the period December 31, 1993 to November 30, 1994
                                 (in thousands)

Partners' and shareholders' equity, December 31, 1993                       263

Capital contributions                                                        --
Capital distributions                                                      (297)
Net income                                                                  231
                                                                          -----

Partners' and shareholders' equity, November 30, 1994                     $ 197
                                                                          =====









The accompanying notes are an integral part of these consolidated financial statements.

                 ASSISTED LIVING CONCEPTS, INC. ("The Company")
               AND ASSISTED LIVING CONCEPTS GROUP ("Predecessor")

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            The Company                             Predecessor
                                                     -------------------------------------------------------------------------------

                                                       Year ended          Year ended       One Month ended      Eleven months ended

                                                     December 31, 1996   December 31, 1995   December 31, 1994    November 30, 1994
                                                     -----------------   ----------------    -----------------    -----------------
OPERATING ACTIVITIES
Net income (loss)                                    $             149   $           (575)   $             (64)   $             231
Adjustment to reconcile net income (loss) to net
  cash provided by (used in) operating
     activities:
     Depreciation and amortization                                 990                296                   13                 105
     Allowance for doubtful accounts                                33                 --                   --                  --
      Gain on sale of property                                     (82)                --                   --                  --
Changes in other non-cash items:
  Accounts receivable                                             (627)               (78)                 (58)                  (9)

  Other current assets                                            (485)              (254)                (307)                 (22)

  Other assets                                                  (1,868)            (2,828)                (264)                  31
  Accounts payable                                               9,618              8,071                  177                    4
  Accrued expenses                                              (3,311)             4,350                  356                   96
  Accounts payable to related party                                                                                              (7)

   Other current liabilities                                       196                157                   38                   (5)

 Net cash provided by (used in) operating             -----------------   ----------------    -----------------    ----------------
activities                                                       4,613              9,139                 (109)                 424
                                                      -----------------   ----------------    -----------------    ----------------
Investing activities:
Purchase of investment securities                               (8,500)                --                   --                   --
Proceeds from sale and leaseback transactions                   50,045              8,067
Purchases of property and equipment                           (121,556)           (45,901)              (3,069)              (1,688)

                                                      -----------------   ----------------    -----------------    ----------------

Net cash used in investing activities                          (80,011)           (37,834)              (3,069)              (1,688)

                                                      -----------------   ----------------    -----------------    ----------------
Financing activities:
 Proceeds from short-term construction
  borrowings expected to be refinanced                          18,850                                                        1,600
Proceeds from long-term debt                                    14,365              3,505
Payments on long-term debt                                        (88)                (18)                  (1)                 (33)

Proceeds from issuance of common stock                         37,473                                   16,522
Debt issuance costs                                              (432)
Proceeds from convertible subordinated  debentures                                19,200
Capital distributions                                                                                                          (297)

                                                      -----------------   ----------------    -----------------    ----------------
Net cash -provided by (used in) financing
 activities                                                    70,168             22,687                16,521                1,270

                                                       ----------------   ----------------    -----------------    -----------------

  Net increase (decrease) in cash and cash                     (5,230)            (6,008)               13,343                    6

  equivalents
  Cash and cash equivalents, beginning of period                7,335             13,343                    --                 357

  Cash and cash equivalents, end of period                  $   2,105    $         7,335    $           13,343     $           363
  Supplemental disclosure of cash flow information:    =================   ================    =================   ===============


  Cash payments for interest                                $   2,201    $           154    $                8    $            297


The accompanying notes are an integral part of these consolidated financial statements.

                ASSISTED LIVING CONCEPTS, INC. ("The Company")
               AND ASSISTED LIVING CONCEPTS GROUP (Predecessor)

                   Note to Consolidated Financial Statements


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

          The Company was organized in July 1994 and initially capitalized through the sale of 500,000 shares of $0.01 par value common stock for $100,000. From July 19, 1994 to November 22, 1994, the date of its initial public offering, the Company began to put into place the management organization to commence operations and execute its strategy to expand the Company's business. On September 9, 1994, the Company merged with CCL Sub, Inc., a wholly owned subsidiary of Concepts in Community Living, Inc. Pursuant to the merger agreement (the "Merger"), the sole shareholder of CCL Sub, Inc. exchanged its 100% interest in CCL Sub, Inc., which consisted primarily of an operating leasehold interest in its office premises; all management agreements and all operating systems for six operating facilities known as Juniper House, Rackleff House, Huffman House, Brookside House, Aspen Court and Hillside House; and all intangible assets used in connection with these facilities, for 500,000 shares of the Company's $0.01 par value common stock. The shares, which represented a 50% interest in the Company, were valued at $100,000. Due to their propriety nature, the assets transferred had no historical basis. Since the Company's president was the sole shareholder of CCL Sub, Inc., the recorded value of the assets acquired has been reduced by $100,000 which represented the president's proportional interest in the excess of the fair value over historical cost.

          On November 22, 1994, the Company sold 2,000,000 shares of common stock at $9.25 in a public offering realizing net proceeds of $16,422,000. On December 1, 1994, the Company purchased two and leased four assisted living residences (see Note 2) from Assisted Living Concepts Group ("the Predecessor") and commenced operations. At December 31, 1996 and 1995, the Company had sixty-seven and twenty-five residences, respectively with licenses or certificates of
occupancy.   Residences owned and leased was thirty-six and thirty-one, respectively as of December 31, 1996, and sixteen and nine, respectively as of December 31, 1995.

          On July 3, 1996, the Company sold 2,096,250 shares of common stock at $19.00 in an underwritten public offering realizing net proceeds of $37,341,000, after underwriter discounts and commission, of. The Company utilized the proceeds to finance additional assisted living residences during 1996.



PREDECESSOR

          The historical financial statements for the year ended December 31, 1993 and the eleven months ended November 30, 1994 represent the combined historical results of operations and financial condition of the Predecessor.
The Predecessor consists of the entities which, prior to December 1, 1994, owned and operated residences which are now owned and operated by the Company. The Predecessor developed and owned assisted living residences for senior citizens and disabled individuals. Pursuant to purchase

                ASSISTED LIVING CONCEPTS, INC. ("The Company")
               AND ASSISTED LIVING CONCEPTS GROUP ("Predecessor")

                   Note to Consolidated Financial Statements

and lease agreements, the Company acquired the businesses of the Predecessor. The president of the Company owned a 30% interest in Madras Elder Care, and the president and her husband each owned a 20% interest in ALF and jointly owned a 50% interest in Redbud Associates which owns a 35% interest in Lincoln City Partners ("LCP") (See Note 8- Related Party Transactions).

BASIS OF PRESENTATION

          The financial statements as of and for the years ended December 31, 1996 and December 31, 1995 and the one month ended December 31, 1994, are those of the Company. The financial statements for the eleven months ended November 30, 1994, are those of the Predecessor before its business and substantially all of its assets were acquired by the Company.

          The accompanying combined financial statements of the Predecessor include the assets, liabilities and operations associated with the residences listed above. Since the residences have ownership and management interest in common, the assets and liabilities are reflected at historical cost. As discussed in Note 2, the Predecessor has sold or leased the assets to the Company. All significant inter-company accounts and transactions have been eliminated.

PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of Assisted Living Concepts, Inc. and its wholly owned subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

REVENUE

          Revenue is recognized when services are rendered and consists of residents' fees for basic housing and support services and fees associated with additional services such as routine nursing, and personalized assistance on a fee for service basis.

MANAGEMENT FEES - PREDECESSOR

          Each residence of the Predecessor was operated under a management agreement with Concepts in Community Living, Inc. (CCL), a related party, whereby CCL charged a management fee of 5% of revenues in exchange for providing each facility certain management and administrative support services (See Note 8
- Related Party Transactions).

REVENUE MALPRACTICE COSTS

          The provision for estimated malpractice claims includes estimates of the ultimate costs for both reported claims and claims incurred but not reported. The Company currently has no claims pending and does not expect any future claims to exceed the current insurance coverage, therefore no provision has been recorded in the accompanying financial statements.

                ASSISTED LIVING CONCEPTS, INC. ("The Company")
               AND ASSISTED LIVING CONCEPTS GROUP ("Predecessor")

                   Note to Consolidated Financial Statements

CLASSIFICATION OF EXPENSES

          All expenses (except interest, depreciation, amortization, residence operating expenses and management fees) associated with corporate or support functions have been classified as corporate general and administrative expense. All other expenses incurred by the Company have been classified as residence operating expenses.

USE OF ESTIMATES

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, and the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

RECLASSIFICATIONS

          Certain reclassifications have been made in the prior year's financial statements to conform with the current year's presentation. Such reclassifications had no effect on previously reported net income (loss) or shareholders' and partners' equity.

PROPERTY AND EQUIPMENT

          Property and equipment are recorded at the lower of cost or net realizable value with depreciation being provided over the assets' estimated useful lives on the straight-line basis as follows:

       Buildings                                             40 years
       Furniture and equipment                                7 years

          Interest incurred during construction periods is capitalized as part of the building costs. Capitalized interest was $2,188,000, $577,000 and $11,000 for the years ended December 31, 1996 and 1995 and the eleven months ended November 30, 1994. There was no interest capitalized during for the month ended December 31, 1994.

          Maintenance and repairs are charged to expense as incurred, and significant betterments and improvements are capitalized.

              Asset impairment is analyzed by the rental demand by geographical region to determine if future cash flows (undiscounted and without interest charge) is less than the carrying amount of the asset. If an impairment is determined to have occurred, an impairment loss is recognized. For those assets the Company intends to hold and use, the fair value of the asset issused in its calculation of the impairment loss. There were no impairment losses for any of the periods presented.

                ASSISTED LIVING CONCEPTS, INC. ("The Company")
               AND ASSISTED LIVING CONCEPTS GROUP ("Predecessor")

                   Note to Consolidated Financial Statements

CASH AND CASH EQUIVALENTS

          Cash and cash equivalents include cash on deposit and debt securities held at financial institutions with maturities of three months or less at the date of purchase.

DEFERRED FINANCING COSTS

          Financing costs included in other assets are deferred and amortized to interest expense over the term of the related debt using the effective interest method.

FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amounts of cash and cash equivalents approximate fair value because of the short-term nature of these accounts and because they are invested in accounts earning market rates of interest. The carrying amount of the Company's debt, construction financing and convertible subordinated debentures approximates fair value because the interest rates approximate the current rates available to the Company.

GOODWILL

          Costs in excess of fair value of the net assets acquired at date of acquisition have been recorded as goodwill and are being amortized over 15 years on a straight-line basis. Management maintains an impairment review policy whereby the future economic benefit of the recorded balance is substantiated at the end of each reporting period based on the estimated undiscounted cash flows from operating activities compared with the carrying value of the goodwill. If the aggregate future cash flows are less than the carrying value, a write down would be required, measured by the difference between the present value of the anticipated future cash flows and the carrying value of the goodwill.

INCOME TAXES

          The Company uses the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases. The Company is subject to federal and state income taxes and deferred income taxes for the cumulative difference between the financial statement amounts and the income tax bases of assets and liabilities.

          The businesses comprising the Predecessor elected to be taxed as either S-Corporations or as Partnerships pursuant to the provisions of the Internal Revenue Code and, as such, were not individually subject to federal or state income taxes because their taxable income or loss accrues to individual shareholders or partners, respectively (See Note 7). The pro forma data reflects the income tax expense that would have been recorded had the Predecessor operated as a C-Corporation, subject to income taxes for these periods.

                ASSISTED LIVING CONCEPTS, INC. ("The Company")
               AND ASSISTED LIVING CONCEPTS GROUP ("Predecessor")

                   Note to Consolidated Financial Statements

NET  INCOME (LOSS) PER COMMON SHARE

          Net income (loss) per common share has been calculated by dividing the net income (loss) for the period by the weighted average common shares outstanding and dilutive common equivalent shares assumed to be outstanding using the treasury stock method. Common stock equivalent shares consist of options to purchase common stock during the period. Fully diluted earnings per share is not presented since it approximates income (loss) per share.


STOCK-BASED COMPENSATION

          In October 1995, the Financial Accounting Standards Board (FASB) Issued Statement of Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which provides an alternative to APB Opinion No. 25, "Accounting for Stock Issued to Employee," in accounting for stock-based compensation issued to employees. The Statement encourages, but does not require financial reporting to reflect compensation expense for grants of stock, stock options and other equity instruments to employees based on change in the fair value of the underlying stock. The Company continues to apply the existing accounting rules contained in APB Option No. 25, "Accounting for Stock Issued to Employees." While recognition for employee stock-based compensation is not mandatory, SFAS 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. (See Note 11)


CONCENTRATION OF CREDIT RISK

          State Medicaid reimbursement programs constitute a significant source of revenue for the Company. The Company intends to continue developing and operating assisted living residences in states other than Texas, Washington and Oregon including Idaho, New Jersey and Ohio. Adverse changes in general economic factors affecting these states' respective health care industries or in these states' laws and regulatory environment, including Medicaid reimbursement rates, could have a material adverse effect on the Company's financial condition and results of operations.


2. ACQUISITION OF RESIDENCES

          In December 1994, the Company purchased two assisted living residences known as Aspen Court and Hillside House, from Madras and LCP for $1,705,000 and $2,173,000, respectively (including closing costs of $20,000 and $9,000, respectively). The Company paid $2,764,000 cash and assumed $1,114,000 of long-term notes (see Note 6).

          The acquisition has been accounted for as a purchase and, accordingly, the purchase price was allocated to assets based on estimated fair value at date of acquisition. Allocation of the cash purchase price is summarized as follows (in thousands):

                ASSISTED LIVING CONCEPTS, INC. ("The Company")
               AND ASSISTED LIVING CONCEPTS GROUP ("Predecessor")

                   Note to Consolidated Financial Statements


                                           ASPEN COURT    HILLSIDE HOUSE    TOTAL
                                           -----------    --------------   ------

Property and equipment                         $ 1,328         $1,900      $ 3,228
Goodwill                                           186            225          411
Fair value in excess of historical cost            191             48          239


Long-term debt                                  (1,114)                     (1,114)

     Total cash purchase price                 $   591         $2,173      $ 2,764

          The Company's president beneficially owned 48% of the common stock of the Company prior to the purchase of these residences and was the sole shareholder of CCL Sub, Inc. who managed the day-to-day operations of Aspen Court under a management agreement. The president also held a 30% interest in Madras, and with her husband, together owned a 17.5% interest in LCP, the predecessor entities which sold these residences to the Company. Because of the controlling interest in Aspen Court, the recorded value of Aspen Court was reduced by $112,000 representing the president's 30% interest in the excess of Aspen Court's appraised value over its historical cost of $1,068,000. This amount has been charged directly to shareholders' equity reflected under the caption "Fair market value in excess of historical cost of acquired net assets attributable to related party transactions " in the accompanying financial statements.

          Goodwill of $186,000 and $225,000 related to Aspen Court and
Hillside House, respectively, represents the excess of purchase price ($1,705,000 and $2,173,000, respectively) over appraised value ($1,440,000 and $1,900,000, respectively). Goodwill related to Aspen Court and Hillside House
has been reduced by $79,000   and $48,000, respectively, in order to reflect a
reduction for the president's 30% interest in Madras and 17.5% interest in LCP. The aggregate reduction of $127,000 has also been charged directly to shareholders' equity reflected under the caption "Fair market value in excess of historical cost of acquired net assets attributable to related party transactions" in the accompanying financial statements. Amortization of goodwill was $33,000, $28,000 and $2,000 for the years ended December 31, 1996 and 1995 and the month ended December 31, 1994, respectively.


FUND HELD IN TRUST

          The Company issued $8,500,000 in tax-exempt bonds to provide permanent financing on five Washington residences. These properties are currently under construction and are estimated to be completed towards the end of the second quarter of 1997. The funds are being held in trust by a national bank on behalf of the Company and are invested in "GIC" (Guaranteed Investment Certificates) that are 100% collaterilized. The funds are restricted for construction and are expected to be released to the Company as the individual residences are completed and licensed.


4.   LEASES

     During the last three years, the Company has entered into agreements to lease six assisted living residences in Oregon one of which was completed in 1996. The leases, which have fixed terms of ten years, have been accounted for as operating leases (the "Oregon Leases"). Aggregate deposits on these residences as of December 31, 1996 and 1995 were $224,000 and $59,000, respectively which is reflected in other assets in the accompanying financial statements. In addition during 1996 and 1995, the Company completed the sale of twenty-five and five residences under sale and leaseback arrangements, respectively. The Company sold the residences for approximately $50 million in 1996 and $8.1 million in 1995 and leased them back over initial terms ranging from twelve to twenty years.

                ASSISTED LIVING CONCEPTS, INC. ("The Company")
               AND ASSISTED LIVING CONCEPTS GROUP ("Predecessor")

                   Note to Consolidated Financial Statements

Four of the twenty-five properties were repurchased for $7.6 million, in connection with a $50.2 million sale and leaseback commitment with LTC, Properties, Inc. The properties were repurchased at cost. The twenty-one remaining residences completed during 1996 have initial annual rent payments of $4.3 million. Nine of the twenty-one residences were sold and leased back from LTC, Properties, Inc. for $18.5 million with annual rentals of approximately $2.0 million. The residences were sold at approximately cost and any nominal difference is being amortized over the life of the lease. Building rent is recorded as incurred for the residences which have annual increases based on increases in the consumer price index.



          In connection with the Oregon Leases, the Company entered into a "Lease Approval Agreement" with the State of Oregon, Housing and Community Services Department (OHCS) and the lessor of the residences, pursuant to which the Company is obligated to comply with the terms and conditions of certain regulatory agreements (see Notes 6 and 7) to which the lessor is a party.

          As of December 31, 1996, future minimum lease payments under operating leases are as follows (in thousands):

                   1997                              $ 6,131
                   1998                                6,131
                   1999                                6,135
                   2000                                6,138
                   2001                                6,138
                   Thereafter                         55,060
                                               -------------
                                                     $85,733
                                               =============

5.        PROPERTY AND EQUIPMENT
          Company's property and equipment are stated at cost and consist of the following (in thousands):


                                                   1996               1995
                                               --------            -------
Land                                           $  3,850            $ 1,747
Buildings                                        53,839             25,804
Equipment                                           613                214
Furniture                                         1,272                681
Construction in progress                         53,458             13,075
                                               --------            -------
 Sub-total                                      113,032             41,521
Less accumulated depreciation                       674                163
                                               --------            -------
  Total                                        $112,358            $41,358
                                               ========            =======

Land and buildings and certain furniture and equipment relating to six Oregon residences serve as collateral for long-term debt (see Note 7). Depreciation expense was $598,000, $200,000, $8,000 and $105,000 for the years ended December 31, 1996 and 1995, the one month ended December 31, 1994 and the eleven months ended November 30, 1994.

Construction In Progress

                ASSISTED LIVING CONCEPTS, INC. ("The Company")
               AND ASSISTED LIVING CONCEPTS GROUP ("Predecessor")

                   Note to Consolidated Financial Statements

          As of December 31, 1996, the Company has entered into agreements pursuant to which it may purchase, subject to completion of due diligence and various other conditions, twenty-one undeveloped sites in Idaho, New Jersey, Ohio and other states for an aggregate purchase price of approximately $3.3 million. The Company has paid initial deposits relating to these sites and/or has entered into agreements to purchase and has completed or is in the process of completing demographic analyses and initial architectural plans for these sites for purposes of building assisted living residences. In addition, the Company has thirty-one other sites identified and has either purchased the land or begun construction to develop assisted living residences.

As of December 31, 1996 and 1995, the Company had capitalized all costs incurred in connection with the development of these properties, consisting of the following (in thousands):

                                                                  1996       1995
                                                                 -------   --------
Land purchased                                                   $ 5,644    $ 2,402
Earnest money deposits                                               119         61
Construction and other costs including legal fees, building
  permits and other development costs                             47,695     10,612
                                                                 -------    -------
    Total                                                        $53,458    $13,075
                                                                 =======    =======

6.        OTHER ASSETS

          Pursuant to lease agreements, residents are required to provide security deposits, and in certain cases, the last month's rent. Such deposits have been recorded as other current assets which are restricted as to use by the Company. The Company has recorded a liability for these deposits, which is reflected in other current liabilities in the financial statements.

          Under the terms of the debt agreements with the OHCS, the Company is required to maintain escrow deposits for insurance, taxes and building replacements. Such escrow deposits totaled $61,000 and $42,000 as of December 31, 1996 and 1995, respectively and have been classified as other assets and are restricted as to use by the Company (Note 7). In addition, the Company is required to maintain a contingency escrow reserve for a three year period or such longer period as determined by the State of Oregon. As of December 31, 1996 and 1995, the contingency escrow reserve for the State of Oregon loans held in the Company's name was $373,000 and $100,000.

7.      INDEBTEDNESS

Long-term debt consists of the following (in thousands):

                                                            1996                 1995
                                                          --------              -------
Trust Deed Notes, payable to the State of Oregon
  Housing and Community Services Department               $ 10,378              $ 4,600
Multifamily Revenue Bonds, payable to the
  Washington State Housing Finance Commission
  Department                                                 8,500                    -
                                                          --------              -------
Total long-term debt                                       $18,878              $ 4,600
                                                          --------              -------
Less current portion                                          (110)                 (47)
                                                          --------              -------
                                                          $ 18,768              $ 4,553
                                                          ========              =======

                ASSISTED LIVING CONCEPTS, INC. ("The Company")
               AND ASSISTED LIVING CONCEPTS GROUP ("Predecessor")

                   Note to Consolidated Financial Statements

          The Trust Deed Notes payable to the State of Oregon Housing and Community Services Department are secured by buildings, land, furniture and fixtures of six Oregon residences, payable in monthly installments including interest at effective rates ranging from 7.375% to 11.80%. These notes have scheduled maturity dates ranging between January 2021 and October 2028. The Multifamily Revenue Bonds are payable to the Washington State Housing Finance Commission Department and are currently secured by a letter of credit for $8,500,000. The bonds were issued to provide permanent financing for five Washington residences which are still under development. The Bonds are variable rate bonds maturing on January 1, 2017. As of December 31, 1996, the following annual principal payments are scheduled (in thousands):

                   1997                             $   110
                   1998                                 382
                   1999                                 401
                   2000                                 429
                   2001                                 454
                   Thereafter                        17,102
                                                    -------
                        Total                       $18,878
                                                    =======

          Indebtedness of the Predecessor used to finance Huffman House, Juniper House, Rackleff House, and Brookside remained an obligation of previous owners and was not assumed by the Company. The Company has entered into a lease approval agreement with OHCS and the lessor of the Oregon Leases which obligates the Company to comply with the terms and conditions of the underlying trust deed and regulatory agreements relating to the leased buildings. In addition during 1996, the Company entered a lease agreement with ALF for another Oregon
residence with the same terms as the previous four agreements.   Under the terms
of the OHCS debt agreements, the Company is required to maintain a capital replacement escrow account to cover expected capital expenditure requirements for the Oregon Leases, which as of December 31, 1996 and 1995, was $61,000 and $42,000, respectively and is reflected in other assets in the accompanying financial statements. In addition, for the loans in the Company's name, a contingency escrow account in the amount of 3% of the original loan balance is required. This account had a balance of $373,000 and $100,000 as of December 31, 1996 and 1995 and is reflected in other assets in the accompanying financial statements (See Note 6). Distribution of any assets or income of any kind to the Company is limited to once per year after all reserve and loan payments have been made, and only after receipt of written authorization from OHCS.

          As of December 31, 1996 and 1995, the Company was restricted from paying dividends on $401,000 and $17,000 of income and retained earnings, respectively, in accordance with the terms of the regulatory agreements with OHCS. As a further condition of the debt agreements, the Company is required to comply with the terms of certain Regulatory Agreements which provide, among other things, that in order to preserve the federal income tax exempt status of the bonds, the Company is required to lease at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code.

          There are additional requirements as to the age and physical condition of the residents with which the Company must also comply. Non-compliance with these restrictions may result in an event of default and cause acceleration of the scheduled repayment.

                ASSISTED LIVING CONCEPTS, INC. ("The Company")
               AND ASSISTED LIVING CONCEPTS GROUP ("Predecessor")

                   Note to Consolidated Financial Statements

          During 1996 the Company received $18,850,000 of mortgage financing on eight residences to be converted to sale leaseback transactions by June of 1997 from LTC Properties, Inc. Interest is paid on a monthly basis ranging from 9.9% to 10.4% per annum with all principal and interest due on June 30, 1997. These mortgage financing agreements are in connection with a $50.2 million commitment with LTC Properties Inc. to provide financing through sale and leaseback arrangements

          In September 1996, $6,085,000 of the $20,000,000 7% Convertible
Subordinated Debentures due August 15, 2005 were converted to 405,666 shares of
the Company's common stock.   The debentures are convertible at any time at or
prior to maturity, unless previously redeemed, at a conversion price of $15.00 per share, subject to adjustments under certain circumstances. The Company incurred a one-time charge of $426,000 in connection with the conversion.

8.        INCOME TAXES

          At December 31, 1996, the Company had net operating loss carryforwards of approximately $2.1 million, for income tax purposes. This loss will be carried forward and expires in the years 2009 through 2011. As such, no provision for income taxes has been recorded.

          The provision for income taxes for the Predecessor is based on the historical combined financial data of Madras Elder Care, LCP and ALF, as if the combined companies operated as a C-Corporation, and adopted the provisions of SFAS 109 on January 1, 1993. Had the Predecessor been taxed as a regular corporation during the years ended December 31, 1990 and 1991, no income tax provision would have been recorded because of the operating losses of $83,000 and $51,000, respectively, that were generated during those years. The tax benefit from those losses would have been available for use in subsequent years to offset taxable income. The provision for income taxes for the year ended December 31, 1992 takes this net operating loss carryover into effect, effectively eliminating any tax liability for 1992. The 1993 tax provision was also reduced due to the remaining net operating loss carryforward utilized in 1993.

          The provision for income taxes differs from the amount of income determined by applying the applicable U.S. statutory federal rate to pretax income as a result of the following differences:


                                                 THE COMPANY                                         PREDECESSOR
                          -------------------------------------------------------------------------------------------------------
                                                                                             Eleven months
                             Year ended            Year ended            Month ended             ended              Year ended
                          December 31, 1996     December 31, 1995     December 31, 1994    December 31, 1994    December 31, 1993
                          -----------------     -----------------     -----------------    -----------------    -----------------
Statutory federal
  tax rate
 Increase (decrease)                   34.0%                 34.0%                 34.0%                34.0%                34.0%
  in rate from:
    State taxes, net of
    federal tax
    benefits                              -                     -                     -                  6.9                  5.0
Benefit of
  operating loss
  carryforwards                           -                     -                     -                    -                (10.3)
 Change in
  valuation reserve                   (34.0%)               (34.0%)               (34.0%)                  -
 Other                                    -                     -                     -                 (4.1)                (3.0)
                          -----------------     -----------------     -----------------    -----------------    -----------------
Effective tax rate                        -                     -                     -                 36.8%                25.7%
                          =================     =================     =================    =================    =================

                ASSISTED LIVING CONCEPTS, INC. ("The Company")
               AND ASSISTED LIVING CONCEPTS GROUP ("Predecessor")

                   Note to Consolidated Financial Statements

An analysis of the significant components at December 31, 1996, 1995 and 1994 for deferred tax assets and liabilities, consists of the following (in thousands):


                                               1996      1995       1994
                                              -----     -----       ----
Deferred tax assets:
    Net operating loss                        $ 837     $ 231       $ 55
    Deferred revenue                              -        59          -
    Other                                        45        43          -
Deferred tax liabilities:
 Depreciation                                  (195)      (92)         -
 Deferred loss on sale leaseback               (304)
 Prepaid expenses                              (140)
 Other                                         (149)
Net deferred asset valuation allowance          (95)     (241)       (55)
                                              -----     -----       ----
Deferred tax asset (liability)                $   -     $   -       $  -
                                              -----     -----       ----

The valuation allowance for deferred tax assets as of December 31, 1996 and 1995 was $95 and $241, respectively. The net change in the total valuation allowance for the years ended December 31, 1996 and 1995 was ($146) and $186, respectively.

9.        RELATED PARTY TRANSACTIONS

THE COMPANY

          The Company leases five residences from Assisted Living Facilities, Inc. (ALF), a related party (see Note 2). The Company's president's spouse owns a 25% interest in ALF. During the years ended December 31, 1996 and 1995 and the month ended December 31, 1994, the Company paid ALF aggregate lease deposits of $35,700, $0 and $75,000, respectively and aggregate rentals of 912,000, $734,000 and, $37,000, respectively.

          In December 1994, the Company purchased Aspen Court and Hillside Manor from Madras and LCP for $1,685,000 and $2,164,000 (including the assumption of $1,114,000 in debt, but excluding closing costs), respectively (See Note 2). Prior to the purchase, the president of the Company owned a 30% interest in Madras and, together with her spouse, owned a 50% partnership interest in Redbud Associates which held a 35% partnership interest in LCP.

          Concepts in Community Living, Inc. (CCL) is a company that is owned 100% by the president's spouse. CCL provided services to several of the developers that contracted with the Company to build and develop assisted living facilities. CCL performed feasibility studies and pre-development consulting services for the developers on the Company's behalf. For the year ended December 31, 1995, CCL performed these services on 36 sites collecting fees of $605,000of which 100% was capitalized in construction in process on the balance sheet. The direct costs incurred by CCL in performing these services was approximately $510,000.

                ASSISTED LIVING CONCEPTS, INC. ("The Company")
               AND ASSISTED LIVING CONCEPTS GROUP ("Predecessor")

                   Note to Consolidated Financial Statements

PREDECESSOR

          The Predecessor residences operated under management agreements with CCL (the CCL Management Agreements). Under the terms of the CCL Management Agreements, CCL provided management and administrative support to the Predecessor and, as such, was entitled to reimbursement for accounting, marketing and other expenses incurred on behalf of the Predecessor. Fees paid to CCL under the CCL Management Agreements are reflected as management fees in the accompanying Statements of Operations.


10. TRANSACTIONS WITH LTC PROPERTIES, INC.

          During 1995, the Company sold and leased back from LTC Properties, Inc. two Texas residences for $3.2 million with annual lease payments of $328,000. The residences were sold at approximately cost with any nominal difference being amortized over the life of the lease. In July 1996, in connection with a commitment of $50.2 million to sell and leaseback 20 residences, LTC Properties, Inc. agreed to sell back to the Company four Texas properties for approximately $7.6 million. The four residences were purchased at cost. In addition, LTC Properties, Inc. provided $18.9 million in mortgage financing on eight residences which will be converted to sale and leaseback arrangements under the $50.2 million commitment. During 1996, the Company sold and leaseback thirteen residences for $26.2 million with a combined total of 472 units. As of December 31, 1996, the Company sold and leaseback from LTC Properties, Inc. eleven residences with 386 units for $24.3 million with annual rental payments of $2.3 million ($1.3 million in rent was paid in 1996). The residences were sold at approximately cost with any nominal difference being amortized over the life of the lease. Currently, two of the Company's Board of Directors serve as executive officers of LTC Properties, Inc. and three executive officers of LTC Properties, Inc. own approximately 5.5% of the Company's common stock.


11.       STOCK OPTION PLAN

          The Company has a Stock Option Plan (the "Plan") in which options may be granted as either incentive or non-qualified stock options. The Plan is administered by the Compensation Committee of the Board of Directors which sets the terms and provisions of options granted under the Plan. Incentive options may be granted only to officers or other full-time employees of the Company, while non-qualified options may be granted to directors, officers or other employees of the Company, or consultants who provide services to the Company.

          Under the 1994 Stock Option Plan, the Company may grant options to its employees for up to 600,000 shares of common stock. The exercise price of each option equals the market price of the Company's stock on the date of grant.
Each option shall expire on the date specified in the option agreement, but not later than the tenth anniversary of the date on which the option was granted. Such options vest three years from the date of issuance and are exercisable within seven to ten years from the date of vesting. Each option is exercisable in equal installments as designated by the Compensation Committee at the option price designated by the Compensation Committee; however, incentive options cannot be less than the fair market value of the common stock on the date of grant. All options are nontransferable and subject to adjustment by the Compensation Committee upon changes in the Company's capitalization. The Board of Directors, at its option, may discontinue the Plan or amend the Plan at any time.

                ASSISTED LIVING CONCEPTS, INC. ("The Company")
               AND ASSISTED LIVING CONCEPTS GROUP ("Predecessor")

                   Note to Consolidated Financial Statements

          The per share weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of zero percent, expected volatility of 36.61%, risk-free interest rate has been fixed at 6.69% based on the 10-year treasury rate on March 11, 1997 and term of 10 years.

The Company applies APB Opinion No. 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income would have been reduced to the proforma amounts indicated below:

                                                         1996     1995
                                                        -----   ------
Net income(loss) as reported                            $ 149   $ (575)
Net income (loss) pro forma                                50     (575)

Net income (loss) per common share as reported          $ .03   $ (.19)
Net income (loss) per common share as pro forma           .01     (.19)

Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation costs for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the option's vesting period of three years and compensation cost for options prior to January 1, 1995 is not considered.

          A summary of the status of the Company's stock option plan as of December 31, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                                         1996                               1995
                                           ------------------------------      ------------------------------
                                            Shares       Weighted-Average      Shares        Weighted-Average
                                             (000)        Exercise Price        (000)         Exercise Price
                                           --------     -----------------      -------       ----------------

Outstanding at beginning of the year        403,034          $10.862           220,000             $ 9.250
Granted                                     281,700           16.428           215,250              12.343
Exercised                                   (14,085)           9.362                 -                   -
Canceled                                   (118,047)          17.571           (32,217)              9.754
                                            -------                            -------
Outstanding at end of the
year                                        552,602          $12.304           403,034             $10.862
                                            =======                            =======
Options exercisable at end of year          191,022                             73,335
Weighted-average fair
value of options granted
during the year                              $9.978                             $7.387

                ASSISTED LIVING CONCEPTS, INC. ("The Company")
               AND ASSISTED LIVING CONCEPTS GROUP ("Predecessor")

                   Note to Consolidated Financial Statements

The following table summarized information about fixed stock options outstanding at December 31, 1996.

                                       OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                       -------------------------------------------------   ------------------------------
                         NUMBER      WEIGHTED-AVERAGE                        NUMBER
      RANGE OF         OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
  EXERCISE PRICES      AT 12/31/96   CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/96    EXERCISE PRICE
                       -----------   ----------------   ----------------   -----------   ----------------
$ 9.250                    197,750               7.02            $ 9.250       132,588            $  9.25
$9.875 to 12.750            45,968               8.53             11.516        15,605             11.487
$13.000 to 13.000          122,734               8.66             13.000        41,308             13.000
$13.375 to 14.625            6,750               9.08             13.766         1,252             13.511
$14.750 to 14.750          143,100               9.62             14.750             -                  -
$14.875 to 19.625           30,300               9.71             17.047           269             15.256
$19.750 to 19.750            2,000               9.63             19.750             -                  -
$20.125 to 20.125            1,000               9.61             20.125             -                  -
$21.500 to 21.500            1,000               9.45             21.500             -                  -
$22.000 to 22.000            2,000               9.44             22.000             -                  -
                           -------               ----            -------       -------            -------
$9.250 to $22.000          552,602               8.38            $12.304       191,022            $10.280
                           =======               ====            =======       =======            =======

12.       SUBSEQUENT EVENTS

          The Company received mortgage financing on an additional sixteen residences for $36.4 million dollars from LTC Properties, Inc. with interest payable on a monthly basis at 9.9% per annum. These loans are to be repaid or converted to sale leaseback transactions by June 30, 1997.

13.       PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth the pro forma statement of operations of the Company for the years ended December 31, 1994, as if the acquisition of the Predecessor's assets and the initial public offering had occurred at January 1, 1994 (in thousands except per share amounts):

                                                  Year Ended
                                                 December 31,
                                                 ------------
                                                     1994
                                                 ------------

       Revenues                                     $ 2,053
       Operating income                                (402)
       Interest expense - net                            84
       Net loss                                        (486)

       Loss per common share                        $  (.16)
       Weighted average common shares                 3,000

                         ASSISTED LIVING CONCEPTS, INC.

                               INDEX TO EXHIBITS
                               -----------------


Exhibit No.  Description
--------------------------------------------------------------------------------

2.1          Merger Agreement between the Company and CCL Sub, Inc.
             (incorporated by reference to the same titled exhibit to the Company's Registration Statement on Form S-1, File No. 33-83938).
2.2 Agreement and Plan of Corporate Separation and Reorganization between Concepts In Community Living, Inc. and Keren Wilson (Incorporated by reference to the same titled exhibit to the Company's Registration Statement on Form S-1, File No. 33-83938).
2.3 Assignment, Bill of Sale, License, and Assumption Agreement between Concepts In Community Living, Inc., and CCL Sub, Inc. (Incorporated by reference to the same titled exhibit to the Company's Registration Statement on Form S-1, File No. 33-83938.)
2.4 Purchase Agreement between the Company and Lincoln City Limited Partnership Letter Purchase Agreement between the Company and Madras Senior Residence, LRW partners, Keren Brown Wilson and Joseph Hughes (Incorporated by reference to the same titled exhibit to the Company's Registration S-1, File No. 33-83938).
3.1 Articles of Incorporation of the Company (Incorporated by reference to the same titled exhibit to the Company's Registration Statement on Form S-1, File No. 33-83938).
3.2 By laws of the Company (Incorporated by reference to the same titled exhibit to the Company's Registration Statement on Form S-1, File No. 33-83938).
4.1 Indenture, dated as of August 15, 1995, between the Company and Harris Trust and Savings Bank, as Trustee, in respect of the Company's 7.0% Convertible Subordinated as Debentures due 2005. (Incorporated by reference to the same titled exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995, File No. 1-83938).
4.2 Form of 7.0% Convertible Subordinated Debentures due 2005 (Incorporated by reference to the same titled exhibit to the Company Quarterly Report on Form 10-Q for the period ended September 30, 1995, File No. 1-83938).
4.3 Registration Rights Agreement dated August 2, 1995 between the Company and the Purchasers of its 7% Convertible Subordinated Debentures due 2005 (Incorporated by reference to the same titled exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995, File No. 1-83938).
10.1 Stock Option Plan of the Company (Incorporated by referenced exhibit to the Company's Registration Statement on Form S-1, File No. 33-83938.
10.2 Employment Agreement between the Company and Keren B. Wilson (Incorporated by referenced exhibit to the Company's Registration Statement on Form S-1, File No. 33-83938.
10.3 Amendment to 1994 Stock Option Plan (Incorporated by reference to the same titled exhibit to the Company's Registration Statesmen ton Form S-8, File No. 333-2352).
12.1         Computation of Ratio of Earnings to Fixed Charges
23.3         Consent of Price Waterhouse LLP
23.4         Consent of KPMG Peat Marwick LLP
27.0         Financial Data Schedule Article 5 of Regulation S-X

                                   SIGNATURES


          Pursuant to the requirements of Sections 13 or 15(d) the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ASSISTED LIVING CONCEPTS, INC.
                                      Registrant

March 27, 1997                        By:     STEPHEN GORDON
                                              ----------------------------------

                                      Name:   Stephen Gordon

                                      Title:  Chief Administrative Officer & CFO

March 27, 1997                        By      RHONDA S. MARSH
                                              ----------------------------------

                                      Name:   Rhonda S. Marsh

                                      Title:  Controller


          Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons in the capacities and on the date indicated.


     SIGNATURE                      TITLE                           DATE
     ---------                      -----                           ----

 KEREN BROWN WILSON         Chief Executive Officer,            March 27, 1997
--------------------         President and Director
 Keren Brown Wilson       (Principal Executive Officer)


 STEPHEN GORDON           Chief Administrative Officer          March 27, 1997
----------------                    & CFO
 Stephen Gordon         (Principal Financial Officer and
                          Principal Accounting Officer)

 RHONDA S. MARSH                 Controller                     March 27, 1997
-----------------
 Rhonda S. Marsh


 WILLIAM MCBRIDE III         Chairman of the Board               March 27, 1997
---------------------
 William McBride III

 ANDRE C. DIMITRIADIS              Director                      March 27, 1997
----------------------
 Andre C. Dimitriadis


 RICHARD C. LADD                   Director                      March 27, 1997
-----------------
 Richard C. Ladd

 BRADLEY RAZOOK                    Director                      March 27, 1997
----------------
 Bradley Razook