Form 10-Q
period 1997-03-31
ASSISTED LIVING CONCEPTS INC
filed 1997-05-14
CIK 929994

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20459

                                   FORM 10-Q


[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


                         9955 SE Washington, Suite 201
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

Shares of Registrant's common stock, $.01 par value, outstanding at May 13, 1997 is 5,517,503.

===============================================================================

                         ASSISTED LIVING CONCEPTS, INC.

                                   FORM 10-Q

                                 MARCH 31, 1997

                                     INDEX
                                     -----

PART I - FINANCIAL  INFORMATION                                                                Page
   Item 1.  Financial Statements

  Consolidated Balance Sheets of Assisted Living Concepts, Inc. and Subsidiary
  as of March 31, 1997 and December 31, 1996.................................................    3

  Consolidated Statements of Operations of Assisted Living Concepts, Inc. and Subsidiary
  for the three months ended March 31, 1997 and March 31, 1996...............................    4

  Consolidated Statements of  Cash Flows of  Assisted Living Concepts, Inc. and Subsidiary
  for the three months ended March 31, 1997 and March 31, 1996...............................    5

  Notes to Consolidated Financial Statements.................................................    6-7

  Item 2.  Management's Discussion and Analysis of Financial Condition  and
           Results of Operations.............................................................    8-16

  Exhibits:                                                                                     Exhibit

    Computation of Earnings to Fixed Charges..................................................   12


                                     PART 1

ITEM 1 - FINANCIAL INFORMATION

                         ASSISTED LIVING CONCEPTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                    (UNAUDITED)
                                                                                     MARCH 31,        DECEMBER 31,
                 ASSETS                                                                1997               1996
                                                                                    -----------       -----------
Current assets:
  Cash and cash equivalents                                                          $  3,320            $  2,105
  Investments                                                                           8,668               8,515
  Accounts receivable                                                                   1,025                 730
  Other current assets                                                                  2,686               1,043
                                                                                   ----------          ----------
    Total current assets                                                               15,699              12,393
                                                                                   ----------          ----------
Property and equipment                                                                 72,546              59,574
Construction in progress (Note 2)                                                      65,799              53,458

  Total property and equipment                                                        138,345             113,032
  Less accumulated depreciation                                                         1,105                 674
                                                                                   ----------          ----------
  Property and equipment - net                                                        137,240             112,358
                                                                                   ----------          ----------

Goodwill                                                                                  356                 362
Other assets                                                                            6,178               5,394
                                                                                   ----------          ----------

    Total assets                                                                     $159,473            $130,507
                                                                                   ==========          ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                             $   3,479           $   3,803
  Construction payables                                                                10,834              16,002
  Construction financing (Note 3)                                                      52,652              18,850
  Current portion of long-term debt                                                       111                 110
                                                                                  -----------          ----------
  Total current liabilities                                                            67,076              38,765

Mortgages payable                                                                      18,740              18,768
Convertible subordinated debt                                                          13,915              13,915
                                                                                  -----------          ----------
    Total liabilities                                                                  99,731              71,448
                                                                                  -----------          ----------
Shareholders' equity:
  Preferred Stock, $.01 par value; 1,000,000 shares
   authorized; none issued and outstanding                                                  -                   -
  Common Stock, $.01 par value; 40,000,000 shares authorized;
   5,517,503 and 5,515,250 shares issued and outstanding                                   55                  55
  Additional paid-in capital                                                           59,751              59,733
  Fair market value in excess of historical cost of acquired net assets
   attributable to related party transactions                                            (239)               (239)
  Retained earnings (accumulated deficit)                                                  175                (490)
                                                                                   ----------          ----------

  Shareholders' equity                                                                 59,742              59,059
    Total liabilities and shareholders' equity                                      $ 159,473           $ 130,507
                                                                                  ===========          ==========

The accompanying notes are an integral part of these Financial Statements.

                         ASSISTED LIVING CONCEPTS, INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                               (UNAUDITED)
                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                             1997       1996
                                                            ------     ------
Revenues                                                    $9,244     $2,750
                                                            ------     ------
Operating expenses:
Residence operating expenses                                 5,692      1,936
Corporate general and administrative                           641        215
Building rentals                                             1,216        364
Building rentals - related party                               344        196
Depreciation and amortization                                  506        217
                                                            ------     ------
Total operating expenses                                     8,399      2,928
                                                            ------     ------
Operating income (loss)                                        845       (178)
                                                            ------     ------
Interest expense                                               163         29
Interest income                                               (123)       (20)
Other income                                                     -          -
                                                            ------     ------
  Interest expense and other interest (income) - net            40          9
                                                            ------     ------
Pre-tax income (loss)                                          805       (187)
Provision for income taxes                                     141          -

Net income (loss)                                           $  664     $ (187)
                                                            ======     ======
Net income (loss) per common share                          $  .12     $ (.06)
                                                            ======     ======
Weighted average common shares outstanding                   6,572      3,005

The accompanying notes are an integral part of these Financial Statements.

                         ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                            (UNAUDITED)
                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                          1997        1996
                                                        --------    --------
OPERATING ACTIVITIES:
Net income (loss)                                       $    664    $   (187)
Adjustment to reconcile net income (loss) to net
 cash provided by operating activities:
 Gain on sale of asset                                         -           -
 Depreciation and amortization                               506         217
Changes in other non-cash items:
 Accounts receivable                                        (295)        (81)
 Other current assets                                     (1,643)        (93)
 Other assets                                               (192)       (906)
 Accounts payable and accrued expenses                      (324)       (621)
                                                        --------    --------
Net cash used for operating activities                    (1,284)     (1,671)
                                                        --------    --------
INVESTING ACTIVITIES:
Funds held in trust                                         (168)          -
Proceeds from sale of land and residences                  2,590      14,380
Purchases of property and equipment                      (27,903)    (20,541)
                                                        --------    --------
Net cash used for investing activities                   (25,481)     (6,161)
                                                        --------    --------
FINANCING ACTIVITIES:
Proceeds from construction financing                      36,350           -
Construction payables                                     (5,168)     (1,188)
Proceeds from long-term debt                                   -       5,865
Payments on long-term debt                                   (27)        (26)
Payment of construction financing                         (2,550)          -
Debt issuance costs                                         (643)        (30)
Proceeds from issuance of common stock                        18          46
                                                        --------    --------
Net cash provided by financing activities                 27,980       4,667
                                                        --------    --------
Net increase (decrease) in cash and cash equivalents       1,215      (3,165)

Cash and cash equivalents, beginning of period             2,105       7,335
                                                        --------    --------
Cash and cash equivalents, end of period                $  3,320    $  4,170
                                                        ========    ========
Supplemental disclosure of cash flow information:
 Cash payments for interest                             $  1,706    $    784
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

On November 22, 1994, the Company sold 2,000,000 shares of common stock at $9.25 per share in a public offering realizing net proceeds of $16,422,000. On December 1, 1994, the Company purchased two and leased four assisted living residences from Assisted Living Concepts Group ("the Predecessor") and commenced
operations.   As of March 31, 1997, the Company had received certificates of occupancy for 85 residences of which 66 had commenced operations.

On July 3, 1996, the Company sold 2,096,250 shares of common stock at $19.00 per share in an underwritten public offering realizing net proceeds of $37,341,000 after underwriter discounts, commissions and other offering expenses.

Basis of Presentation

These financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The result of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

                         ASSISTED LIVING CONCEPTS, INC.

2.   PROPERTY AND EQUIPMENT

Construction In Process

As of March 31, 1997 the Company had begun development on 40 parcels of land. The Company has also entered into agreements pursuant to which it may purchase, subject to completion of due diligence and various other conditions, 12 additional sites. The Company has capitalized all costs incurred in connection with the development of these properties, and accordingly, construction in process consisted of the following (in thousands):


  Land purchased                                    $    5,839
  Construction costs and architectural fees             51,827
  Other costs, including legal fees,
   building permits and other development costs          8,133
                                                   -----------
                                                    $   65,799
                                                   ===========


Leased and Owned Properties

During the quarter ended March 31, 1997, the Company capitalized $1,338,000 in interest cost relating to the financing of construction in progress. Of the 85 residences the Company had opened or had received certificates of occupancy, 33 were leased (21 in Texas, 7 in Oregon and 5 in Washington) and 52 were owned (16 in Texas, 12 in Oregon, 5 in Washington, 10 in Ohio, 6 in Idaho, 2 in New Jersey and one in Arizona).

During the quarter ended March 31, 1997, the Company entered into $36.4 million of mortgage financing on 16 fully licensed residences. As of March 31, 1997, the Company had $52.7 million of mortgage financing on 23 residences. This mortgage financing will be repaid with the proceeds from sale leaseback transactions that will be completed when additional residences that are currently under construction are completed. Interest is paid on a monthly basis ranging from 9.9% to 10.4% annum with all principal and interest due by September 30, 1997.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

THE COMPANY

The Company reported net income of $664,000 or $.12 per share, on revenue of $9,244,000 for the three months ended March 31, 1997.

Operating results for the three month period ended March 31, 1997 include the operating results of 66 residences and the Company's corporate overhead, and are not necessarily indicative of future operating financial performance, as the Company intends to significantly expand its operating base of residences in 1997 and 1998.

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

The following table sets forth, for the periods presented, the number of residences and units operated, and the average occupancy rates and sources of revenue for the three months ended March 31, 1997. The portion of revenues received from state Medicaid agencies are labeled as "Medicaid State Portion" while the portion of the Company's revenues that a Medicaid-eligible resident must pay out of his or her own resources is labeled "Medicaid Resident Portion".

                                               Three Months Ended March 31, 1997
                                            Stabilized            Start-up
                                         Residences /(1)/     Residences /(2)/    Total
                                        ------------------   ------------------  -------
Residences operated (end of period)
Units operated
Average occupancy rate                               91.9%        68.5%           80.1%
Sources of revenue:
  Private                                            78.8%        87.7%           85.3%
  Medicaid Resident Portion                           7.6%         4.2%            6.3%
  Medicaid State Portion                             13.6%         8.1%           11.4%
                                         -----------------  -------------------  -------
Total                                               100.0%       100.0%          100.0%
                                         =================  ===================  =======

-----------------------------
(1) Stabilized residences are those residences that have been operating for nine months or have achieved a stabilized occupancy of 95% or more as of the beginning of the quarter.
(2) Start-up residences are those residences that have not been operating for nine months and have not achieved a stabilized occupancy of 95% or more as of the beginning of the quarter.
(3) The Company had received certificates of occupancy on 85 residences, of which 73 had received licensure and 66 were fully operational.

               COMPILATION OF STABILIZED AND START-UP RESIDENCES
                       THREE MONTHS ENDED MARCH 31, 1997

                                         Stabilized          Start-up                          Combined
                                         Residences         Residences          Corporate         Total
                                         ----------         ----------          ---------      --------
Revenue                                  $   5,599           $   3,645         $               $  9,244
Residence Operating Expense                  3,235               2,457                  -         5,692
                                         ---------           ---------           --------      --------
  Residence Operating Income                 2,364               1,188                  -         3,552
Corporate Overhead                               -                   -                641           641
Building Rentals                             1,076                 484                  -         1,560
Depreciation and Amortization                  172                 313                 21           506
                                         ---------           ---------           --------      --------
    Total Other Operating Expenses           1,248                 797                662         2,707
                                         ---------           ---------           --------      --------
    Operating Income                         1,116                 391               (662)          845
Interest Expense                              (342)               (476)               655          (163)
Interest Income                                  -                   -                123           123
                                         ---------           ---------           --------      --------
Pre-tax Income (Loss)                          774                 (85)               116           805
  Provision for Income Taxes                     -                   -                141           141
                                         ---------           ---------           --------      --------
  Net Income (Loss)                      $     774           $     (85)           $   (25)      $   664
                                         =========           =========           ========      ========

Residences Operated                             35                  31                               66
Units Operated                               1,163               1,190                            2,353
Average Occupancy Rate                        91.9%               68.5%                            80.1%

                           RESULTS OF SAME RESIDENCES
                               THREE MONTHS ENDED
                       MARCH 31, 1997 AND MARCH 31, 1996

                                                    Three           Three
                                                 Months Ended    Months Ended
                                                   March 31,       March 31,
                                                     1997            1996
                                                 ------------    ------------
Revenue                                           $    3,021      $    2,330
Residence Operating Expense                            1,710           1,503
  Residence Operating Income                           1,311             827
                                                  ----------      ----------
Building Rentals                                         552             518
Depreciation and Amortization                            111             121
                                                  ----------      ----------
    Total Other Operating Expenses                       663             639
                                                  ----------      ----------
  Operating Income                                       648             188

Interest Expense                                        (195)           (102)
                                                  ----------      ----------
  Pre-Tax Income                                   $     453      $       86


Residences Operating                                      19              19
Units Operating                                          597             595
Average Occupancy Rate                                  95.5%           77.0%


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

Revenues.   For the three months ended March 31, 1997, revenues were $9.2 million compared to $2.7 million in the three months ended March 31, 1996, an increase of $6.5 million or 241%. The Company had opened or received certificates of occupancy on 85 residences as of March 31, 1997, of which 66 had operating results. For the 19 residences which had operated for the entire quarter for both March 31, 1997 and March 31, 1996, revenue increased by
$691,000, or 29.6%  from the $2.3 million in the first quarter of 1996.   The
increase in revenue for these 19 residences is directly related to the increase in the average occupancy from 77.0% to 95.5% for March 31, 1997 and March 31, 1996, respectively. The remaining $5.8 million of the increase was due to the 47 new residences which began operating subsequent to March 31, 1996.


Residence Operating Expenses.   Residence operating expenses were $5.7 million
in the three months ended March 31, 1997 compared to $1.9 million in the corresponding 1996 period, an increase of $3.8 million or 200%. For the 19 residences that operated the entire first quarter of 1997 and 1996, residence operating expenses were $1.7 million, an increase of $207,000, or 13.7%, from the $1.5 million of residence operating expenses in the first quarter of 1996. The increase in the operating expenses for these 19 residences is directly related to the increase in the average occupancy from 77.0% to 95.5% for the same corresponding period and other inflationary type items. The remaining $3.6 million of the increase was due to the 47 new residences which began operating subsequent to March 31, 1996.


Corporate, General and Administrative. Corporate, general and administrative expenses were $641,000 for the three months ended March 31, 1997 compared to $215,000 in the corresponding 1996 period, an increase of $426,000, or 198%. Corporate, general and administrative expenses increased due to the expansion of the corporate offices, the creation of regional-level management and increased activity due to the number of operating residences.


Building Rentals. Building rentals increased to $1.6 million in the three months ended March 31, 1997 from $560,000 in the corresponding 1996 period, an increase of $1.0 million or 178.5%. This increase was due to the increased number of sale and leaseback transactions completed by the Company from March 31, 1996 through March 31, 1997. The Company had 33 operating leases as of
March 31, 1997 compared to 18 at March 31, 1996. For the 19 residences that operated the entire first quarter of 1997 and 1996, building rentals were $552,000, an increase of $34,000, or 6.5%, from the $518,000 of building rentals in the first quarter of 1996. The following schedule presents the timing of leases entered into by the Company.

Number of  Net Leases Completed                Date
-------------------------------       -----------------------
            3                         Fourth Quarter, 1994
            1                         First Quarter, 1995
            5                         Fourth Quarter, 1995
            9                         First Quarter, 1996
           11                         Second Quarter, 1996
            2                         Third Quarter, 1996
            2                         First Quarter, 1997
           --
           33

Depreciation and Amortization.   Depreciation and amortization expense was
$506,000 in the three month period ended March 31, 1997 compared to $217,000 in 1996, an increase of $289,000, or 133%. This increase in depreciation and amortization was directly related to the 47 new residences that opened subsequent to March 31, 1996. Depreciation and amortization expense for the 19 residences, (7 of which were owned) which operated for the entire first quarter of 1997 and 1996, was essentially flat.

Interest Expense. Interest Gross expense increase to $1.5 million in 1997 from $478,000 in the corresponding 1996 period, an increase of $1.0 million or 214%. The increase in directly related to the construction financing obtained by the Company during the fourth quarter of 1996 and the first quarter of 1997. The Company capitalized $1.3 million and $448,000 of interest for the three months ended March 31, 1997 and 1996, respectively.

Interest Income. Interest income was $122,000 for the three month period ended March 31, 1997 compared to $22,000 in the corresponding 1996 period, an increase of $100,000. The increase in interest income is due to interest earned on the proceeds of restricted cash which originated as a result of bond financing.

Net Income (Loss). The net income during the first quarter of 1997 was $664,000 compared to a net loss of $187,000 during the corresponding period in 1996.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had negative working capital of approximately $52 million including liabilities for construction payables and construction financing. Exclusive of these, working capital was $12 million. As of March 31, 1997, the Company had $52.7 million of mortgage financing on 23 residences.
This mortgage financing will repaid with the proceeds from sale leaseback transactions that will be completed when additional residences that are currently under construction are completed.

Net cash used for operating activities was approximately $1.3 million during the three month period ended March 31, 1997. The primary use of cash was $1.6 due to an increase in other current assets related to the prepayment of April's lease and loan payments.

Net cash used for investing activities totaled $25.5 million during the three month period ended March 31, 1997. The primary use of cash was $27.9 million related to the development of new assisted living residences in Oregon, Washington, Texas, Ohio, Idaho and New Jersey. This was offset by the Company selling one facility for $2.6 million.

Net cash provided by financing activities totaled $28 million during the three month period ended March 31, 1997. The Company entered into 16 additional construction financing loans netting the Company $35.7 million, paid off one construction loan for $2.6 million and incurred a change in construction draws of $5.2 million.

The Company intends to utilize current working capital, proceeds from sale leasebacks and mortgage financing to develop additional residences in 1997 and 1998. The Company intends to seek additional long-term financing through the Oregon Housing and Community Services Department (the "OHCS") and to the extent available, additional low-cost bond financing and sale and leaseback transactions in Washington, Texas, Idaho, New Jersey and Ohio. As of March 31, 1997, the Company had begun development on 40 parcels of land in Oregon, Washington, Texas, Idaho, New Jersey and Ohio. The Company has also entered into agreements pursuant to which, it may purchase, subject to completion of due diligence and various other conditions, 12 undeveloped sites.

Capital expenditures for 1997 are estimated to approximate $140 million to $168 million, related primarily to the development of additional residences, of which approximately $27.9 million had been spent through March 31, 1997. The Company has received $98.7 million in commitments from several health care REITs, to finance 40 residences through sale and leaseback transactions. The Company anticipates being able to continue to utilize tax-exempt bond financing for approximately $41 million from the States of Oregon, Ohio, Idaho and Washington. The Company has agreed in principle subject to written confirmation for the sale and leaseback of an additional $25 million. The Company does not anticipate any significant capital expenditures within the foreseeable future with respect to the residences acquired in 1994, 1995 and those currently operating or those pending licensure as of March 31, 1997. It is expected that cash generated from operations will be sufficient to fund any expenditures the Company may be required to make with respect to these residences.

As of March 31, 1997, the Company had invested excess cash balances in short-term certificates of deposit and U.S. Treasury securities. The Company intends to satisfy future capital requirements for its development activities by various means, including financing obtained from sale/leaseback transactions, permanent mortgage financing and long-term state bond financing and to the extent available, cash generated from operations.


RISK FACTORS

Except for the historical information contained herein, the matters discussed herein are foreword looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following discussion highlights some of these risks and others are discussed elsewhere herein or in other documents filed by the Company with the Securities and Exchange Commission.

LIMITED OPERATING HISTORY; ANTICIPATED OPERATING LOSSES The Company has a limited operating history. The Company realized net income of $644,000 for the three months ended March 31, 1997, $149,000 for the year ended December 31, 1996 and a net loss of $575,000 for the year ended December 31, 1995. There can be no assurance that losses will not occur in the future. The Company anticipates that each residence will have an operating loss (prior to depreciation, rent or interest, if any) of $10,000 during the first three to four months of operation. To the extent the Company sells a residence and leases it back or otherwise finances it within four months of the commencement of operations, the aggregate loss may increase by up to an additional $40,000. The Company currently plans to open 50 to 60 residences in 1997, of which 18 were opened during the first quarter of 1997. The Company estimates that the losses to be incurred during 1997 due to opening residences could range from $.5 million to $2.4 million.
The success of the Company's future operations is directly tied to the expansion of its operational base. There can be no assurance that the Company will not experience unforeseen expenses, difficulties, complications and delays in connection with the expansion of its operational base which could have a material adverse effect on the Company's financial condition and results of operations.

NO ASSURANCE AS TO ABILITY TO DEVELOP OR ACQUIRE ADDITIONAL ASSISTED LIVING
RESIDENCES.   The Company's prospects for growth are directly affected by its ability to develop and, to a lesser extent, acquire additional assisted living residences. While the Company currently plans to open 50 to 60 residences in 1997 and 1998, there can be no assurance that such residences will be completed. The success of the Company's growth strategy will also depend upon, among other factors, the Company's ability to obtain government licenses and approvals, the Company's ability to obtain financing and the competitive environment for development and acquisitions. The nature of such licenses and approvals and the timing and likelihood of obtaining them vary widely from state to state, depending upon the residence, or its operation, and the type of services to be provided. The successful development of additional assisted living residences will involve a number of risks, including the possibility that the Company may be unable to locate suitable sites at acceptable prices or may be unable to obtain, or may experience delays in obtaining, necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations. The Company is dependent upon these permits and authorizations to construct and operate its residences and any delay or inability to obtain such permits could adversely affect the results of operations. The Company may also incur construction costs that exceed original estimates, may not complete construction projects on schedule and may experience competition in the search for suitable development sites. The Company relies on third-party general contractors to construct its new assisted living facilities. There can be no assurance that the Company will not experience difficulties in working with general contractors and subcontractors, which could result in increased construction costs and delays. Further, facility development is subject to a number of contingencies over which the Company will have little control and that may adversely affect project cost and completion time, including shortages of, or the inability to obtain, labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions and changes in applicable laws or regulations or in the method of applying such laws and regulations. Accordingly, if the Company is unable to achieve its development plans, its business, financial condition and results of operations could be adversely affected. There can be no assurance that the Company will be successful in developing or acquiring any particular residence, that the Company's rapid expansion will not adversely affect its operations or that any residence developed or acquired by the Company will be successful. The various risks associated with the Company's development or acquisition of assisted living residences and uncertainties regarding the profitability of such operations could have a material adverse effect on the Company's financial condition and results of operations.

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

The Company's aggregate annual fixed debt and lease payment obligations currently total approximately $11.9 million. These fixed payment obligations will significantly increase as the Company pursues its development plan.
Failure to meet these obligations may results in the Company being in default of its financing agreements and, as a consequence, the Company may lose its ability to operate any individual residence or other residences which may be cross-defaulted. There can no assurance that the Company will generate sufficient cash flow to meet its current or future obligations. The Company has not historically covered its fixed charges with earnings. In addition, the Company anticipates, there is a risk that, upon completion of construction, permanent financing for newly developed residences may not be available or may be available only on terms that are unfavorable or unacceptable to the Company.

GEOGRAPHIC CONCENTRATION; DEPENDENCE ON STATE MEDICAID WAIVER PROGRAMS    As of
March 31, 1997, approximately 44% of the Company's properties are located in the State of Texas and approximately 22% are located in the State of Oregon; therefore, the Company is dependent on the economies of Texas and Oregon and, to a certain extent, on the continued funding of state Medicaid waiver programs. The Company has operated residences in Oregon since December 1994. In addition, the Company began operating residences in Texas and Washington in July 1995 and December 1995, respectively. During the three months ended March 31, 1997 and years ended 1996 and 1995, direct payments received from state Medicaid agencies accounted for approximately 11.4%, 13.8% and 21.4%, respectively of the Company's revenue while the tenant-paid portion of Medicaid residents accounted for approximately 6%, 8% and 10% of the Company's revenue during these periods. The Company expects that State Medicaid reimbursement programs will constitute a significant source of revenue for the Company. The Company intends to continue
developing and operating assisted living residences in other states.   Adverse
changes in general economic factors affecting these states' respective health care industries or in these states' laws and regulatory environment, including Medicaid reimbursement rates, could have a material adverse effect on the Company's financial condition and results of operations.

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

DEPENDENCE ON REIMBURSEMENT BY THIRD-PARTY PAYORS A portion of the Company's revenues will be dependent upon reimbursement from third-party payors, including state Medicaid programs and private insurers. For the three months ended March 31, 1997 and the years ended December 31, 1996, 1995, the Company received, as a percentage of total revenue, under Medicaid programs 11.4%, 13.8% and 21.4%, respectively. Furthermore, there can be no assurance the Company's proportionate percentage of revenue received from Medicaid programs will not increase. The revenues and profitability of the Company will be affected by the continuing efforts of governmental and private third-party payors to contain or reduce the costs of health care by attempting to lower reimbursement rates, increasing case management review of services and negotiating reduced contract pricing. In an attempt to reduce the federal and certain state budget deficits, there have been, and management expects that there will continue to be, a number of proposals to limit Medicaid reimbursement in general. Adoption of any such proposals at either the federal or the state level could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

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

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)       The following documents are filed as part of this report:


          Exhibit
          Number
          ------
           12  Computation of Fixed Charge to Earnings
           27  Financial Data Schedule

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ASSISTED LIVING CONCEPTS, INC.
                                       Registrant

May 13, 1997                           By:  /s/  STEPHEN GORDON
                                            -------------------

                                       Name: Stephen Gordon
                                       Title:  Chief Administrative Officer
                                                 and CFO


May 13, 1997                           By:  /s/  RHONDA S. MARSH
                                            --------------------

                                       Name: Rhonda S. Marsh
                                       Title:  Chief Accounting Officer
                                                 and Controller