Form 10-Q
period 1997-06-30
ASSISTED LIVING CONCEPTS INC
filed 1997-08-14
CIK 929994

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

                 For the quarterly period ended June 30, 1997

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


     Shares of Registrant's common stock, $.01 par value, outstanding at July 31, - 11,043,512.

================================================================================

                        ASSISTED LIVING CONCEPTS, INC.

                                   FORM 10-Q

                                 June 30, 1997


                                     INDEX
                                     -----

PART I - FINANCIAL  INFORMATION                                            Page
      Item 1.  Financial Statements

      Consolidated Balance Sheets of Assisted
      Living Concepts, Inc. and Subsidiary
      as of  June 30, 1997 and December 31, 1996..........................   3

      Consolidated Statements of Operations of Assisted
      Living Concepts, Inc.and Subsidiary for the three
      and six months ended June 30, 1997 and June 30, 1996................   4

      Consolidated Statements of  Cash Flows of Assisted
      Living Concepts, Inc. and Subsidiary for the three
      and six months ended June 30, 1997 and June 30, 1996................   5

      Notes to Consolidated Financial Statements..........................   6

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations..............   8

                                    PART 1

ITEM 1 - FINANCIAL INFORMATION

                        ASSISTED LIVING CONCEPTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                             (IN THOUSANDS)

                                                                                    (UNAUDITED)
                                                                                      June 30,       December 31,
                                    ASSETS                                              1997             1996
                                                                                    -----------      ------------
Current assets:
  Cash and cash equivalents                                                          $  8,828          $  2,105
  Investments                                                                           8,688             8,515
  Accounts receivable                                                                   1,083               730
  Other current assets                                                                  2,164             1,043
                                                                                     --------          --------
    Total current assets                                                               20,763            12,393
                                                                                     --------          --------
Property and equipment                                                                 77,246            59,574
Construction in process (Note 2)                                                       61,333            53,458
                                                                                     --------          --------
  Total property and equipment                                                        138,579           113,032
  Less accumulated depreciation                                                         1,331               674
                                                                                     --------          --------
  Property and equipment - net                                                        137,248           112,358
Goodwill                                                                                  348               362
Other assets                                                                            6,431             5,394
                                                                                     --------          --------

    Total assets                                                                     $164,790          $130,507
                                                                                     ========          ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                              $  5,297          $  3,803
  Construction payables                                                                14,082            16,002
  Construction financing (Note 2)                                                      51,910            18,850
  Current portion of long-term debt                                                       113               110
                                                                                     --------          --------
    Total current liabilities                                                          71,402            38,765

Mortgages payable                                                                      18,710            18,768
Convertible subordinated debt                                                          13,915            13,915
                                                                                     --------          --------
    Total liabilities                                                                 104,027            71,448
                                                                                     --------          --------
Shareholders' equity:
  Preferred Stock, $.01 par value; 1,000,000 shares authorized;
   none issued and outstanding
  Common Stock, $.005 par value; 40,000,000 shares authorized;
   11,043,512 and  11,030,500 shares issued and outstanding                                55                55
  Additional paid-in capital                                                           59,806            59,733
  Fair market value in excess of historical cost of acquired net assets
   attributable to related party transactions                                            (239)             (239)
    Retained Earnings (Accumulated deficit)                                             1,141              (490)
                                                                                     --------          --------
    Shareholders' equity                                                               60,763            59,059
                                                                                     --------          --------
      Total liabilities and shareholders' equity                                     $164,790          $130,507
                                                                                     ========          ========


The accompanying notes are in integral part of these Financial Statements.

                        ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                      (UNAUDITED)
                                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                       JUNE 30,                        June 30,
                                                                1997              1996          1997             1996
                                                              --------          -------       --------          -------
Revenues                                                       $10,848           $3,742        $20,092           $6,492
                                                               -------           ------        -------           ------
Operating expenses:
Residence operating expenses                                     6,557            2,340         12,249            4,276
Corporate general and administrative                               676              393          1,317              608
Building rentals                                                 1,654              687          2,870            1,051
Building rentals - related party                                   355              248            699              444
Depreciation and amortization                                      702              167          1,208              384
                                                               -------           ------        -------           ------
Total operating expenses                                         9,944            3,835         18,343            6,763
                                                               -------           ------        -------           ------
Operating income (loss)                                            904              (93)         1,749             (271)
                                                               -------           ------        -------           ------
Interest expense                                                  (245)             (20)          (408)             (51)
Interest income                                                    153               47            276               69
Other income                                                       482               82            482               82
                                                               -------           ------        -------           ------
Other income - net                                                 390              109            350              100
                                                               -------           ------        -------           ------
Pre-tax income (loss)                                          $ 1,294           $   16        $ 2,099            $(171)
                                                               -------           ------        -------           ------
Provision for income tax                                           327                -            468                -
                                                               -------           ------        -------           ------
Net income (loss)                                              $   967           $   16        $ 1,631           $ (171)
                                                               =======           ======        =======           ======
Basic income (loss) per common share                           $   .09           $  .01        $   .15           $ (.06)
                                                               =======           ======        =======           ======
Diluted income (loss) per common share                         $   .09           $  .01        $   .15           $ (.06)
                                                               =======           ======        =======           ======
Basic common shares outstanding                                 11,044            6,027         11,044            6,027
Diluted common shares outstanding                               13,280            8,933         13,281            8,927

The accompanying notes are an integral part of these Financial Statements.

                        ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                       (UNAUDITED)
                                                                  Three Months Ended                Six Months Ended
                                                                       JUNE 30,                         JUNE 30,
                                                                  1997          1996                1997         1996
                                                                  ----          ----                ----         ----
Operating activities:
Net income (loss)                                               $   967      $     16            $  1,631     $   (171)
Adjustment to reconcile net income (loss) to net
  cash provided by operating activities:
  Gain on sale of asset                                             (36)          (82)                (36)         (82)
  Depreciation and amortization                                     702           167               1,208          384
Changes in other non-cash items:
  Accounts receivable                                               (58)         (235)               (353)        (316)
  Other current assets                                              522          (142)             (1,121)        (235)
  Other assets                                                       24           328                (168)      (1,283)
  Accounts payable and accrued expenses                           1,819          (259)              1,495       (2,068)
                                                                -------        ------             -------      -------
Net cash provided by (used for) operating activities              3,940          (207)              2,656       (3,771)
                                                                -------        ------             -------      -------
INVESTING ACTIVITIES:
Funds held in trust                                                  (5)            -                (173)           -
Proceeds from sale of land and residences                        32,978        23,910              35,568       38,290
Purchases of property and equipment                             (33,507)      (25,799)            (61,410)     (45,665)
                                                                -------       -------             -------      -------
Net cash used for investing activities                             (534)       (1,889)            (26,015)      (7,375)
                                                                -------       -------             -------      -------
FINANCING ACTIVITIES:
Proceeds from short-term construction borrowings
  expected to be refinanced                                       6,860             -              43,210            -
Payoff of construction financing                                 (7,600)            -             (10,150)           -
Construction payables                                             3,249             -              (1,919)           -
Proceeds from long-term debt                                          -             -                   -        5,865
Payments on long-term debt                                          (28)          (20)                (55)         (46)
Proceeds from issuance of common stock                               55             -                  73            -
Debt issuance costs                                                (434)           77              (1,077)         123
                                                                -------       -------             -------      -------
Net cash  provided by financing activities                        2,102            57              30,082        5,942
                                                                -------       -------             -------      -------
Net increase (decrease) in cash and cash equivalents              5,508        (2,039)              6,723       (5,204)
Cash and cash equivalents, beginning of period                    3,320         4,170               2,105        7,335
                                                                -------       -------             -------      -------
Cash and cash equivalents, end of period                        $ 8,828       $ 2,131             $ 8,828        2,131
                                                                =======       =======             =======      =======
Supplemental disclosure of cash flow information:
  Cash payments for interest                                    $ 1,561       $   221             $ 3,267      $ 1,005
                                                                =======       =======             =======      =======

The accompanying notes are an integral part of these Financial Statements.

                        ASSISTED LIVING CONCEPTS, INC.

                         Notes to Financial Statements


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Assisted Living Concepts, Inc. ("the Company") owns, operates and develops assisted living residences which provide housing to senior citizens who need help with the activities of daily living such as bathing and dressing. The Company provides personal care and support services and makes available routine nursing services designed to meet the needs of its residents. As of June 30, 1997, the Company had received certificates of occupancy for 93 residences of which 79 had commenced operations.

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The result of operations for the three and six-month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.


2.  PROPERTY AND EQUIPMENT

Construction In Process

As of June 30, 1997 the Company had begun construction or had purchased land to begin construction on 35 parcels of land. The Company has also entered into agreements pursuant to which it may purchase, subject to completion of due diligence and various other conditions, 25 additional sites.

                        ASSISTED LIVING CONCEPTS, INC.

2.  PROPERTY AND EQUIPMENT (CONTINUED)

As of June 30, 1997 the Company had capitalized all costs incurred in connection with the development of these properties and, accordingly, construction in process consisted of the following (in thousands):

  Land purchased                                             $ 7,995
  Construction costs and architectural fees                   42,400
  Other costs, including legal fees, building permits
  and other development costs                                 10,938
                                                             -------
                                                             $61,333
                                                             =======

During the quarter ended June 30, 1997, the Company capitalized $1,606,000 of interest cost relative to financing of construction in process. Of the 93 residences the Company had opened or had received certificates of occupancy, 46 were leased (15 in the Northwest, 29 in the Southwest and 2 in the East) and 47 were owned (23 in the Northwest, 10 in the Southwest and 14 in the East).



3.  LEASES

During the quarter ended June 30, 1997, the Company completed the sale of 13 residences (4 in the Northwest, one in the East and 8 in the Southwest) under sale and leaseback arrangements. In addition, the Company sold one residence in the East and is operating the residence under a six month management agreement and also has entered into a agreement to lease the property after the management agreement expires. The Company sold the residences for approximately $32,978,000 which approximates cost, and leased them back over initial terms ranging from 12 to 15 years. The residences were leased back at an initial annual lease rate of approximately $3,313,000.


4.  STOCK SPLIT AND ADOPTION OF STOCKHOLDERS RIGHTS PLAN

The Company's Board of Directors declared a two for one stock split on the Company's Common Stock and dividend distribution of one Preferred Share Purchase Right on each outstanding share of the Company's Common Stock. The record date for the stock split and the Preferred Share Purchase Right distribution is June 30, 1997 and the stock split occurred immediately prior to the Preferred Share Purchase right distributions.


5.  SUBSEQUENT EVENTS

The Company has agreed, in principle, to acquire Carriage House Assisted Living Inc., a privately held developer and operator of assisted living facilities. It is contemplated that the transaction will be completed by September 30, 1997 for approximately $6 million in the Company's stock. Completion of the transaction is subject to negotiation of a satisfactory definitive agreement and receipt of normal regulatory and third party consents and approvals. Currently Carriage House operates 4 facilities with 156 units and has an additional 6 facilities with 198 units under construction. All units are located in Nebraska.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

THE COMPANY

The Company reported net income of $967,000 or $.09 per share, on revenue of $10,848,000 for the three months ended June 30, 1997.

Operating results for the three and six month periods ended June 30, 1997 include the operating results of 79 residences and the Company's corporate overhead, and are not necessarily indicative of future operating financial performance, as the Company intends to significantly expand its operating base of residences in 1997 and 1998.


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

The following table sets forth, for the periods presented, the number of residences and units operated, and the average occupancy rates and sources of revenue for the three months ended June 30, 1997. The portion of revenues received from state Medicaid agencies are labeled as "Medicaid State Portion" while the portion of the Company's revenues that a Medicaid-eligible resident must pay out of his or her own resources is labeled "Medicaid Resident Portion".

                                                                             Three  Months Ended June 30, 1997
                                                                Stabilized               Start-up
                                                              Residences (1)          Residences (2)             Total (3)
                                                             ---------------          --------------             ---------
Residences operated (end of period)                                 42                       37                      79
Units operated                                                   1,459                    1,397                   2,856
Average occupancy rate                                            93.8%                    56.3%                   75.4%
Sources of revenue:
  Private                                                         81.5%                    86.5%                   83.3%
  Medicaid Resident Portion                                        6.7%                     4.4%                    5.9%
  Medicaid State Portion                                          11.8%                     9.1%                   10.8%
                                                                 -----                    -----                   -----
Total                                                            100.0%                   100.0%                  100.0%
                                                                 =====                    =====                   =====
----------------------

(1) Stabilized residences are those residences that have been operating for nine months or have achieved a stabilized occupancy of 95% or more as of the beginning of the quarter.
(2) Start-up residences are those residences that have not been operating for nine months and have not achieved a stabilized occupancy of 95% or more as of the beginning of the quarter.
(3) The Company had received certificates of occupancy on 93 residences, of which 84 had received licensure and 79 were fully operational.

               Compilation of Stabilized and Start-up Residences
                       Three Months Ended June 30, 1997

                                          Stabilized                Start-up                                              Combined
                                          Residences               Residences                  Corporate                   Total
                                          ----------               ----------                  ---------                  ---------
Revenue                                     $7,079                    $3,769                     $    -                   $10,848
Residence Operating Expense                  3,921                     2,636                          -                     6,557
                                            ------                    ------                     ------                   -------
  Residence Operating Income                 3,158                     1,133                          -                     4,291
Corporate Overhead                               -                         -                        676                       676
Building Rentals                             1,462                       547                          -                     2,009
Depreciation and Amortization                  212                       468                         22                       702
                                            ------                    ------                     ------                   -------
    Total Other Operating Expenses           1,674                     1,015                        698                     3,387
                                            ------                    ------                     ------                   -------
    Operating Income (Loss)                  1,484                       118                       (698)                      904
Interest Expense                              (403)                     (882)                     1,040                      (245)
Interest Income                                  -                         -                        153                       153
Other Income (Expense)                           -                       357                        125                       482
                                            ------                    ------                     ------                   -------
  Pre-Tax Income (Loss)                     $1,081                    $ (407)                    $  620                   $ 1,294
                                            ======                    ======                     ======                   =======

Residences Operated                             42                       37                                                    79
Units Operated                               1,459                    1,397                                                 2,856
Average Occupancy Rate                        93.8%                    56.3%                                                 75.4%

                          Results of Same Residences
                          Three and Six Months Ended
                        June 30, 1997 and June 30, 1996

                                                     Three                 Three                  Six                       Six
                                                  Months Ended          Months Ended         Months Ended              Months Ended
                                                 June 30, 1997         June 30, 1996         June 30, 1997             June 30, 1996
                                                 -------------         -------------         -------------             -------------
Revenue                                              $4,142                 $3,525              $6,118                    $5,067
Residence Operating Expense                           2,319                  2,217               3,405                     3,141
                                                     ------                 ------              ------                    ------
  Residence Operating Income                          1,823                  1,308               2,713                     1,926

Building Rentals                                        741                    852               1,116                     1,100
Depreciation and Amortization                           167                    147                 222                       229
                                                     ------                 ------              ------                    ------
Other Operating Expenses                                908                    999               1,338                     1,329
                                                     ------                 ------              ------                    ------
    Operating Income                                    915                    309               1,375                       597

Interest Expense                                       (332)                  (221)               (398)                     (322)

                                                     ------                 ------              ------                    ------
  Pre-tax Income                                     $  583                 $   88              $  977                    $  275
                                                     ======                 ======              ======                    ======
Residences Operating                                     26                     26                  19                        19
Units Operating                                         830                    823                 605                       595
Average Occupancy Rate                                 94.1%                  83.6%               95.0%                     83.8%

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Revenues. For the three months ended June 30, 1997, revenues were $10,848,000 compared to $3,742,000 in the three months ended June 30, 1996, an increase of $7,106,000 or 190%. The Company had opened or received certificates of occupancy on 93 residences as of June 30, 1997, of which 79 had operating results for the quarter period compared to 31 in the corresponding 1996 period. For the 26 residences which had operated for the entire quarter for both June 30, 1997 and June 30, 1996, revenue increased by $617,000, or 17% from the $3,525,000 in the second quarter of 1996. This increase was primarily attributable to average occupancy throughout the two periods. Average occupancy
increased 12.5% to 94.1% from the corresponding period in 1996 of 83.6%.   The
remaining $6,489,000 of the increase was due to the new residences which began operating subsequent to July 1, 1996.


Residence Operating Expenses. Residence operating expenses were $6,557,000 in the three months ended June 30, 1997 compared to $2,340,000 in the corresponding 1996 period, an increase of $4,217,000, or 180%. For the 26 residences that operated the entire second quarter of 1997 and 1996, residence operating expenses were $2,319,000, an increase of $102,000, or 4.6%, from the $2,217,000
of residence operating expenses in the second quarter of 1996.   The increase in
expenses for these 26 residences is due the increase in staffing to accommodate
the level of care due to higher occupancy percentages.   The remaining
$4,115,000 of the increase was due to the new residences which began operating subsequent to July 1, 1996.


Corporate, General and Administrative. Corporate, general and administrative expenses were $676,000 in the three months ended June 30, 1997 compared to $393,000 in the corresponding 1996 period, an increase of $283,000, or 72%. Corporate, general and administrative expenses increased due to the expansion of regional operations as well as corporate staffing to accommodate the increase in operating residences.


Building Rentals. Building rentals increased to $2,009,000 in the three months ended June 30, 1997 from $935,000 during the corresponding 1996 period. This increase was due to the increased number of sale and leaseback transactions completed by the Company from July of 1996 through June of 1997. The Company had 46 operating leases as of June 30, 1997 compared to 29 at June 30, 1996. Building rentals for the 26 residences that were operating for the entire second quarter of 1997 and 1996 declined slightly because the Company repurchased four residences which were previously leased.


Depreciation and Amortization.   Depreciation and amortization expense was
$702,000 in the three month period ended June 30, 1997 compared to $167,000 in 1996, an increase of $535,000, or 320%. This increase in depreciation and amortization was directly related to the new residences that opened subsequent to July 1, 1996. Depreciation and amortization expense for the 26 residences which operated for the entire second quarter of 1997 and 1996 increased slightly because the Company purchased four residences which were previously leased.


Interest expense. Interest expense net of capitalized interest was $245,000 for the three month period ended June 30, 1997 compared to $20,000 in the corresponding 1996 period, an increase of $225,000. The Company's gross interest expense was $1,851,000 for the three month period ended June 30, 1997 compared to $603,000 in the corresponding 1996 period, an increase of $1,248,000. The increase in interest expense is due to temporary construction financing obtained for the expansion of assisted living residences through development activity. Capitalized interest for the three month period ended June 30, 1997 was $1,606,000 compared to $583,000 in the corresponding 1996 period, a change of $1,023,000.

Interest Income. Interest income was $153,000 for the three month period ended June 30, 1997 compared to $47,000 in the corresponding 1996 period, an increase of $106,000. The increase in interest income is directly related to the cash management of financing transactions and the time opportunity for investment of idle funds.

Other Income: Other income was $482,000 for the three month period ended June 30, 1997 compared to $82,000 in the corresponding 1996 period, an increase of $400,000. Approximately $357,000 of the $482,000 in other income for the three months ended June 30, 1997 relates to a participation agreement on 5 residences with an entity that has agreed to bear the economic risk for the first six months that the residences are open in exchange for the right to participate in future operating results. The remaining $125,000 related to development fees received by the Company from outside developers to assist them in developing similar assisted living residences. The $82,000 for the three month period ended June 30, 1996 was from a gain on the sale of real property.

Pre-Tax Income: Pre-tax income for the three months ended June 30, 1997 was $1,294,000 compared to $16,000 during the corresponding period in 1996, an increase of $1,278,000. The Company's pre-tax income has continued to increase as the number of operating residences increases. As the Company has matured in certain of its regions and occupancy has increased, the operating income of the residences has been able to cover general corporate overhead plus provide additional income.

Provision for Income Tax:   The Company's provision for income tax for the three
months ended June 30, 1997 was $327,000 compared to $0 for the corresponding period in 1996. The Company has been utilizing its operating loss carryforwards from previous periods to offset current income tax provisions. As of June 30, 1997, the Company had extinguished its carryforwards and will be experiencing a tax rate of approximately 38%.

Net Income:   Net income for the three months ended June 30, 1997 was $967,000 compared to $16,000 during the corresponding period in 1996. The Company has continued to increase income due to the number of residences operating as compared to the corresponding period in 1996. This has been partially offset by the increase in corporate overhead, including additional staffing, necessary to accommodate the Company's expansion plans.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996.

Revenues. For the six months ended June 30, 1997, revenues were $20,092,000 compared to $6,492,000 in the six months ended June 30, 1996, an increase of $13,600,000 or 209%. The Company operated 79 residences in the 1997 period compared to 31 in the corresponding 1996 period. The additional residences increased revenue by $12,549,000. The 19 residences in operation in both the 1997 and 1996 periods reported an aggregate increase in revenues of $1,051,000 or 20.7%. This increase was primarily attributable to increases in both average occupancy and yearly rent increases.


Residence Operating Expenses. Residence operating expenses were $12,249,000 in the six months ended June 30, 1997 compared to $4,276,000 in the corresponding 1996 period, an increase of $7,973,000, or 186%. The Company operated 79 residences in the 1997 period compared to 31 in the corresponding 1996 period. For the 19 residences that operated for 1997 and 1996, residence operating expenses were $3,405,000, a increase of $264,000, or 7.7% from the $3,141,000 of residence operating expenses in the corresponding period in 1996. The increase in expenses for these 19 residences is due to the increase in staffing to accommodate the level of care due to higher occupancy percentages The remaining $7,709,000 of the increase was due to the new residences that opened subsequent to January 1, 1996.

Building Rentals. Building rentals increased to $3,569,000 in the six months ended June 30, 1997 from $1,495,000 in 1996. The increase in building rentals is directly related to the increase in the number of leases entered into by the Company between January 1, 1996 and June 30, 1997. The Company had 47 operating leases at June 30, 1997 compared to 29 at June 30, 1996. Building rentals for the 19 residences which operated for the entire period of 1997 and 1996 stayed relatively unchanged.

Depreciation and Amortization.   Depreciation and amortization expense was
$1,208,000 in the six month period ended June 30, 1997 compared to $384,000 in 1996, an increase of $824,000, or 215%. The increase in depreciation and amortization is directly related to the 48 new residences that opened subsequent
to July 1, 1996.   Depreciation and amortization expense for the 19 residences which operated for the entire six month period in 1996 and 1996, stayed relatively unchanged.

Interest expense. Interest expense net of capitalized interest was $408,000 for the six month period ended June 30, 1997 compared to $51,000 in the corresponding 1996 period, a change of $357,000. The Company's gross interest expense was $3,352,000 for the six month period ended June 30, 1997 compared to $1,081,000 in the corresponding 1996 period, a change of $2,271,000. The increase in interest expense is due to temporary construction financing obtained for the expansion of our assisted living residences through development activity. Capitalized interest for the six month period ended June 30, 1997 was $2,944,000 compared to $1,031,000 in the corresponding 1996 period, a change of $1,913,000.

Interest Income. Interest income was $276,000 for the six month period ended June 30, 1997 compared to $69,000 in the corresponding 1996 period, a change of $207,000. The increase in interest income is directly related the fluctuation in the amounts invested.

Other Income: Other income was $482,000 for the six month period ended June 30, 1997 compared to $82,000 in the corresponding 1996 period, a change of $400,000. Approximately $357,000 of the $482,000 in other income for the six months ended June 30, 1997 relates to a participation agreement on 5 residences with an investment company that has agreed to bear the economic risk for the first six months that the residences are open in exchange for the right to participate in future operating results. The remaining $125,000 related to development fees received by the Company from outside developers to assist them in developing similar assisted living residences. The $82,000 for the six month period ended June 30, 1996 was from a gain on the sale of real property.

Pre-Tax Income (Loss): Pre-tax income for the six months ended June 30, 1997 was $2,099,000 compared to a pre-tax loss of $171,000 during the corresponding period in 1996, an increase of $2,270,000. The Company's pre-tax income has continued to increase as the number of operating residences increases. As the Company has matured in certain of its regions and occupancy has increased, the operating income of the residences has been able to cover general corporate overhead plus provide additional income.

Provision for Income Tax: The Company's provision for income tax for the six months ended June 30, 1997 was $468,000 compared to $0 for the corresponding period in 1996. The Company has been utilizing its operating loss carryforwards from previous periods to offset current income tax provisions. As of June 30, 1997, the Company had extinguished its carryforwards and will be experiencing a tax rate of approximately 38%.

Net Income (Loss):   Net income for the six months ended June 30, 1997 was
$1,631,000 compared to net loss of $171,000 during the corresponding period in 1996. The Company has generated income due to the increased number of residences operating as compared to the corresponding period in 1996. This has been partially offset by the increase in corporate overhead, including additional staffing, necessary to accommodate the Company's expansion plans.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had negative working capital of approximately of $50.6 million. Included in this amount was approximately $14 million of construction draws that the Company received for the June development activity which was not payable until July 10. The Company completed the sale and leaseback of two properties for $5.1 million and closed on five permanent mortgage financings with the State of Idaho and Washington for $9.1 million subsequent to June 30, 1997. In addition, the temporary construction financing of $51.9 million is classified as current liabilities because it will be converted into sale-leaseback or other permanent financing within one year. Excluding the construction draws payable and temporary construction financing, the Company has positive working capital of $15.4 million.

Net cash provided by operating activities was approximately $2.7 million during the six month period ended June 30, 1997. The primary source of funds was from net income of $1.6 million and the add back of depreciation and amortization of $1.2 million. Other operating type items netted to a use of cash of $100,000.

Net cash used in investing activities totaled $26 million during the six month period ended June 30, 1997. The primary use of cash was $61.4 million related to the development of new assisted living residences in Oregon, Washington, Texas, New Jersey, Idaho, Ohio and Arizona. This was offset by proceeds of $35.6 million related to the sale of 15 residences of which 13 were leased backed. Two of the residences sold entered into six month management agreements and have also entered into a agreement to lease the property after the management agreement expires.

Net cash provided by financing activities totaled $30.1 million during the six month period ended June 30, 1997. The Company entered into 19 additional construction financing loans which netted the Company $43.2 million, paid off four construction loans for $10.2 million, experienced a decline in construction draws of $1.9 million and incurred approximately $1.1 million in debt issuance costs related to temporary construction financing and bond issuance costs.

The Company intends to utilize current working capital resources to develop additional residences in 1997 and 1998. The Company intends to seek additional long-term financing through low-cost bond financing and sale and leaseback transactions in Washington, Oregon, Idaho, New Jersey and Ohio. As of June 30, 1997, the Company has started construction or had purchased land for development on 35 parcels of land in Oregon, Washington, Texas, Ohio, Idaho, New Jersey, and other states. The Company has also entered into agreements pursuant to which, it may purchase, subject to completion of due diligence and various other conditions, 25 undeveloped sites. The Company expects these developments to open through the third and fourth quarter of 1997 and the first quarter of 1998.

Capital expenditures for 1997 are estimated to approximate $140 million to $168 million, related primarily to the development of additional residences, of which approximately $61 million had been spent through June 30, 1997. The Company has outstanding $46.5 million in commitments from several health care REITs to finance 18 residences through sale and leaseback transactions. The Company anticipates being able to continue to utilize tax-exempt bond financing for approximately $22.8 million from the States of Ohio, Idaho and Washington. The Company has agreed in principle subject to written confirmation for the sale and leaseback of an additional $25 million. The Company does not anticipate any significant capital expenditures within the foreseeable future with respect to the residences acquired in 1994, 1995, 1996 and those currently operating or those pending licensure as of June 30, 1997. It is expected that cash generated from operations will be sufficient to fund any expenditures the Company may be required to make with respect to these residences.

As of June 30, 1997, the Company had invested excess cash balances in short-term certificates of deposit and U.S. Treasury securities. The Company intends to satisfy future capital requirements for its development activities by various means, including financing obtained from sale/leaseback transactions, permanent mortgage financing and long-term state bond financing and to the extent available, cash generated from operations.


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

ANTICIPATED OPERATING LOSSES OF NEW RESIDENCES. The Company anticipates that each residence will have an operating loss (prior to depreciation, rent or interest, if any) of $10,000 during the first three to four months of operation. To the extent the Company sells a residence and leases it back or otherwise finances it, the aggregate loss may increase by up to an additional $120,000. The Company currently plans to open 50 to 60 residences in 1997, of which 26 were opened during the first six months of 1997. The Company estimates that the losses to be incurred during 1997 due to start-up residences could range from $1.7 million to $2.4 million. The success of the Company's future operations is directly tied to the expansion of its operational base. There can be no assurance that the Company will not experience unforeseen expenses, difficulties, complications and delays in connection with the expansion of its operational base which could have a material adverse effect on the Company's financial condition and results of operations.

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

The Company's aggregate annual fixed debt and lease payment obligations currently total approximately $16.4 million. These fixed payment obligations will significantly increase as the Company pursues its development plan. Failure to meet these obligations may results in the Company being in default of its financing agreements and, as a consequence, the Company may lose its ability to operate any individual residence or other residences which may be cross-defaulted. There can no assurance that the Company will generate sufficient cash flow to meet its current or future obligations. The Company has not historically covered its fixed charges with earnings. In addition, the Company anticipates, there is a risk that, upon completion of construction, permanent financing for newly developed residences may not be available or may be available only on terms that are unfavorable or unacceptable to the Company.


GEOGRAPHIC CONCENTRATION; DEPENDENCE ON STATE MEDICAID WAIVER PROGRAMS   As of
June 30, 1997, approximately 39.8% of the Company's properties are located in the State of Texas, approximately 21.5% are located in the State of Oregon, 13.9% are located in the State of Ohio and 11.8% are located in the State of Washington; therefore, the Company is dependent on the economies of Texas, Oregon, Ohio and Washington and, to a certain extent, on the continued funding of state Medicaid waiver programs. The Company has operated residences in Oregon since December 1994. In addition, the Company began operating residences in Texas and Washington in July 1995 and December 1995, respectively. During the three months and six months ended June 30, 1997 and years ended 1996 and 1995, direct payments received from state Medicaid agencies accounted for approximately 10.8%, 11.1% 11.4%, 13.8% and 21.4%, respectively of the Company's revenue while the tenant-paid portion of Medicaid residents accounted for approximately 5.9%, 6.0%, 6%, 8% and 10% of the Company's revenue during these periods. The Company expects that State Medicaid reimbursement programs will constitute a significant source of revenue for the Company. The Company intends to continue developing and operating assisted living residences in other states. Adverse changes in general economic factors affecting these states' respective health care industries or in these states' laws and regulatory environment, including Medicaid reimbursement rates, could have a material adverse effect on the Company's financial condition and results of operations.

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

DEPENDENCE ON REIMBURSEMENT BY THIRD-PARTY PAYORS A portion of the Company's revenues will be dependent upon reimbursement from third-party payors, including state Medicaid programs and private insurers. For the three months and six months ended June 30, 1997, and the years ended December 31, 1996, 1995, the Company received, as a percentage of total revenue, under Medicaid programs 10.8%, 11.1%, 11.4%, 13.8% and 21.4%, respectively. Furthermore, there can be no assurance the Company's proportionate percentage of revenue received from Medicaid programs will not increase. The revenues and profitability of the Company will be affected by the continuing efforts of governmental and private third-party payors to contain or reduce the costs of health care by attempting to lower reimbursement rates, increasing case management review of services and negotiating reduced contract pricing. In an attempt to reduce the federal and certain state budget deficits, there have been, and management expects that there will continue to be, a number of proposals to limit Medicaid reimbursement in general. Adoption of any such proposals at either the federal or the state level could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

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




PART II.     OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:


     Exhibit
     Number
     ------
       12      Computation of Fixed Charge to Earnings
       27      Financial Data Schedule

(b)  Reports on Form 8-K.

     On July 16, 1997, the Company filed a report on Form 8-K dated July 16, 1997 reporting a two-for-one Stock Split on the Company's common stock. The record date for the stock split was June 30, 1997.

     Reporting the adoption by the Company's Board of Directors of a Stockholders Plan. For each common share outstanding as of June 30, 1997 one dividend of one preferred share will be payable.

                                  SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ASSISTED LIVING CONCEPTS, INC.
                              Registrant

August 14, 1997               By:    /s/    STEPHEN GORDON
                                     ---------------------

                              Name:  Stephen Gordon
                              Title: Chief Administrative Officer and CFO


August 14, 1997               By:    /s/    RHONDA S. MARSH
                                     ----------------------
                              Name:  Rhonda S. Marsh
                              Title: Chief Accounting Officer and Controller