Form 10-Q
period 1997-09-30
ASSISTED LIVING CONCEPTS INC
filed 1997-11-14
CIK 929994

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20459

                                   FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

                                Yes  X    No
                                     --      --


Shares of Registrant's common stock, $.01 par value, outstanding at November
14, - 15,630,184
--------------------------------------------------------------------------------

                         ASSISTED LIVING CONCEPTS, INC.

                                   FORM 10-Q

                               SEPTEMBER 30, 1997


                                     INDEX
                                     -----


PART I - FINANCIAL  INFORMATION                                                                            Page
  Item 1.  Financial Statements

  Consolidated Balance Sheets of Assisted Living Concepts, Inc. and Subsidiary
  as of September 30, 1997 and December 31, 1996.......................................................       3

  Consolidated Statements of Operations of Assisted Living Concepts, Inc.
  and Subsidiary for the three and nine months ended September 30, 1997
  and September 30, 1996...............................................................................       4

  Consolidated Statements of Cash Flows of Assisted Living Concepts, Inc. and
  Subsidiary for the three and nine months ended September 30, 1997
  and September 30, 1996...............................................................................       5

  Notes to Consolidated Financial Statements...........................................................     6-8

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.......................................................................    9-16

                                     PART 1

ITEM 1 - FINANCIAL INFORMATION

                         ASSISTED LIVING CONCEPTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                             (in thousands)

                                                                                        (Unaudited)
                                                                                        SEPTEMBER 30,              DECEMBER 31,
                                    ASSETS                                                  1997                      1996
                                                                                       --------------           --------------
Current assets:
  Cash and cash equivalents                                                                $  5,437                 $  2,105
  Investments                                                                                 1,840                    8,515
  Accounts receivable                                                                         2,082                      730
  Other current assets                                                                        2,232                    1,043
                                                                                       ------------             ------------
    Total current assets                                                                     11,591                   12,393
                                                                                       ------------             ------------
Property and equipment                                                                       87,912                   59,574
Construction in process (Note 2)                                                             70,854                   53,458
                                                                                       ------------             ------------
  Total property and equipment                                                              158,766                  113,032
  Less accumulated depreciation                                                               1,840                      674
                                                                                       ------------             ------------
  Property and equipment - net                                                              156,926                  112,358
Goodwill                                                                                        341                      362
Other assets                                                                                  6,693                    5,394
                                                                                       ------------             ------------

     Total assets                                                                          $175,551                 $130,507
                                                                                       ============             ============
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                                    $  6,096                 $  3,803
  Construction payables                                                                      20,751                   16,002
  Construction financing (Note 2)                                                            46,690                   18,850
  Current portion of long-term debt                                                             115                      110
                                                                                       ------------             ------------
      Total current liabilities                                                              73,652                   38,765

Mortgages payable                                                                            26,030                   18,768
Convertible subordinated debt                                                                13,915                   13,915
                                                                                       ------------             ------------
     Total liabilities                                                                      113,597                   71,448
                                                                                       ------------             ------------
Shareholders' equity:
  Preferred Stock, $.01 par value; 1,000,000 shares authorized;
    none issued and outstanding
  Common Stock, $.01 par value; 80,000,000 shares authorized;
    11,083,842 and  11,030,500 shares issued and outstanding                                    111                      110
  Additional paid-in capital                                                                 59,945                   59,678
  Fair market value in excess of historical cost of acquired net assets
    attributable to related party transactions                                                 (239)                    (239)
   Retained Earnings (Accumulated deficit)                                                    2,137                     (490)
                                                                                       ------------             ------------

   Shareholders' equity                                                                      61,954                   59,059
                                                                                       ------------             ------------
     Total liabilities and shareholders' equity                                            $175,551                 $130,507
                                                                                       ============             ============

The accompanying notes are an integral part of these Financial Statements.

                         ASSISTED LIVING CONCEPTS, INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)




                                                                                   (Unaudited)
                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                                                1997             1996            1997             1996
                                                             ---------        ---------       --------          --------

Revenues                                                       $12,505           $5,171        $32,597           $11,663

Operating expenses:
Residence operating expenses                                     7,897            3,273         20,146             7,549
Corporate general and administrative                               691              573          2,008             1,181
Building rentals                                                 2,342              903          5,212             1,954
Building rentals - related party                                   353              259          1,052               703
Depreciation and amortization                                      801              204          2,009               588
                                                               -------           ------        -------           -------
Total operating expenses                                        12,084            5,212         30,427            11,975
                                                               -------           ------        -------           -------
Operating income (loss)                                            421              (41)         2,170              (312)
                                                               -------           ------        -------           -------
Interest expense                                                  (245)            (426)          (653)             (477)
Interest income                                                    138              229            414               298
Other income                                                     1,293                -          1,775                82
                                                               -------           ------        -------           -------
Other income - net                                               1,186             (197)         1,536               (97)
                                                               -------           ------        -------           -------
Income (loss) before taxes                                     $ 1,607           $ (238)       $ 3,706           $  (409)
Provision for income tax                                           611                -          1,079                 -
                                                               -------           ------        -------           -------
Net income (loss)                                              $   996           $ (238)       $ 2,627           $  (409)
                                                               =======           ======        =======           =======
Primary income (loss) per common share                         $   .09           $ (.02)       $   .23           $  (.05)
                                                               =======           ======        =======           =======
Fully-Diluted income (loss) per common share                   $   .09           $ (.02)       $   .23           $  (.05)
                                                               =======           ======        =======           =======
Primary common shares outstanding                               11,600           10,530         11,566             7,532

Fully-Diluted common shares outstanding                         13,502           10,530         13,487             7,532

The accompanying notes are an integral part of these Financial Statements.

                         ASSISTED LIVING CONCEPTS, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)



                                                                                (Unaudited)
                                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                                                 1997              1996            1997              1996
                                                             ---------         ---------        --------          --------
OPERATING ACTIVITIES:
Net income (loss)                                             $    996          $   (238)       $  2,627          $   (409)
Adjustment to reconcile net income (loss) to net
  cash provided by operating activities:
  Gain on sale of asset                                              -                 -             (36)              (82)
  Depreciation and amortization                                    801               204           2,009               588
Changes in other non-cash items:
  Accounts receivable                                             (999)             (268)         (1,352)             (584)
  Other current assets                                             (68)             (362)         (1,189)             (597)
  Other assets                                                     146              (839)            (22)           (2,122)
  Accounts payable and accrued expenses                            798             2,273           2,293              (205)
                                                             ---------          --------        --------          --------
Net cash provided by (used for) operating activities             1,674               770           4,330            (3,001)
                                                             ---------          --------        --------          --------
INVESTING ACTIVITIES:
Funds held in trust                                              6,848                 -           6,675                 -
Proceeds from sale of land and residences                       28,565            12,504          64,133            50,794
Purchases of property and equipment                            (48,817)          (36,226)       (110,227)          (81,891)
                                                             ---------          --------        --------          --------
Net cash used for investing activities                         (13,404)          (23,722)        (39,419)           (7,375)
                                                             ---------          --------        --------          --------
FINANCING ACTIVITIES:
Proceeds from short-term construction borrowings                     -                 -          43,210                 -
Payoff of construction financing                                (5,220)                -         (15,370)                -
Construction payables                                            6,668                 -           4,749                 -
Proceeds from long-term debt                                     7,350                 -           7,350             5,865
Payments on long-term debt                                         (28)              (15)            (83)              (61)
Proceeds from issuance of common stock                             194            37,096             267            37,219
Debt issuance costs                                               (625)                -          (1,702)                -
                                                             ---------          --------        --------          --------
Net cash  provided by financing activities                       8,339            37,081          38,421            43,023
                                                             ---------          --------        --------          --------
Net increase (decrease) in cash and cash equivalents            (3,391)           14,129           3,332             8,925
Cash and cash equivalents, beginning of period                   8,828             2,131           2,105             7,335
                                                             ---------          --------        --------          --------
Cash and cash equivalents, end of period                      $  5,437          $ 16,260        $  5,437            16,260
                                                              ========          ========        ========          ========
Supplemental disclosure of cash flow information:             $  5,090          $    893        $  1,823          $  1,912
  Cash payments for interest                                  ========          ========        ========          ========

The accompanying notes are an integral part of these Financial Statements.
                                                                  Page 5 of 26

                         ASSISTED LIVING CONCEPTS, INC.


                         NOTES TO FINANCIAL STATEMENTS



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Assisted Living Concepts, Inc. ("the Company") owns, operates and develops assisted living residences which provide housing to senior citizens who need help with the activities of daily living such as bathing and dressing. The Company provides personal care and support services and makes available routine nursing services designed to meet the needs of its residents. As of September 30, 1997, the Company had received certificates of occupancy for 109 residences of which 89 had commenced operations one of which is being operated through a management agreement.

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The result of operations for the three and nine-month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.   PROPERTY AND EQUIPMENT

Construction In Process

As of September 30, 1997 the Company had begun construction or had purchased land to begin construction on 47 parcels of land ($70.9 million) which include 12 sites ($28.2 million) which have received certificates of occupancy but have not yet received a license to operate. As of September 30, 1997, the Company had also entered into agreements pursuant to which it may purchase, subject to completion of due diligence and various other conditions, 26 additional sites.

                         ASSISTED LIVING CONCEPTS, INC.

2.   PROPERTY AND EQUIPMENT (CONTINUED)

As of September 30, 1997 the Company had capitalized all costs incurred in connection with the development of these properties and, accordingly, construction in process consisted of the following (in thousands):

  Land purchased                                                                                 $ 8,395
  Construction costs and architectural fees                                                       49,597
  Other costs, including interest, legal fees, building permits and other development
  costs                                                                                           12,862
                                                                                                 -------
                                                                                                 $70,854
                                                                                                 =======

During the quarter ended September 30, 1997, the Company capitalized $1.62 million of interest cost relative to financing of construction in process. Of the 109 residences the Company had opened or had received certificates of occupancy, 58 were leased (20 in the Northwest, 32 in the Southwest and 6 in the East) and 50 were owned (20 in the Northwest, 8 in the Southwest and 22 in the
East) and one was being operated through a management agreement.

3.  LEASES

During the quarter ended September 30, 1997, the Company completed the sale of eleven residences (four in the Northwest, four in the East and three the Southwest) under sale and leaseback arrangements. The Company sold the residences for approximately $28.5 million which approximates cost, and leased them back over initial terms ranging from 12 to 15 years. The residences were leased back at an initial annual lease rate of approximately $2.8 million. In addition, the Company entered into an operating lease to operate one residence in the East.

4.  SUBSEQUENT EVENTS

On October 24, 1997, the Company completed an underwritten public offerings of
4.14 million shares of common stock and $86.25 million in principal amount of 6.0% Convertible Subordinated Debentures. The Debentures are due November 1, 2002 and are convertible into common stock of the Company at $22.57 per share. These offerings netted the Company $155 million after underwriters discounts and expenses. The Company competed the acquisitions of Home and Community Care, Inc. ("HCI") and Carriage House Assisted Living, Inc. ("Carriage House") with the proceeds from the offerings and has repaid approximately $14.5 million of loans which were used to develop seven Texas residences. The remaining proceeds will be used primarily for the development and construction of additional assisted living residences.

ACQUISITIONS

The acquisition of HCI was completed on October 23, 1997 for a purchase price of $4.9 million in cash and the assumption of approximately $5.7 million in debt. HCI stockholders are entitled to receive certain "earnout" payments over a two-year period based on the number of HCI's assisted living residence sites which ALC elects to complete. For each completed residence, HCI stockholders will receive an additional $7,500 per unit (approximately $300,000 per residence) in cash. HCI also has 39 assisted living residence sites (1,567 units) either under construction or identified for possible development in five states. HCI also operates three home health care agencies, one home health care branch agency and one hospice agency and five home medical equipment offices primarily in Texas. The HCI's home health agencies provide home care to residents in eight of the Company's assisted living residences, as well as to persons living in surrounding communities.

The acquisition of Carriage House was completed on October 31, 1997. The Company exchanged 337,460 shares of common stock for all the stock of Carriage House and assumed approximately $3.9 million in debt. Carriage House currently operates 4 facilities with 156 units and has an additional 6 facilities with 198 units under construction. All units are located in Nebraska.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company operates, owns, leases and develops free-standing assisted living residences, primarily in small middle-market rural and suburban communities with a population typically ranging from 10,000 to 40,000. Currently the Company has operations in Oregon, Washington, Idaho, Texas, Ohio, New Jersey and Arizona. The Company also provides personal care and support services, and makes available routine nursing services (as permitted by applicable regulations) designed to meet the personal and health care needs of its residents.

The Company has experienced significant growth since the completion of its initial public offering in November 1994, growing from a base of five residences (137 units) primarily through the development of assisted living residences. As of September 30, 1997 the Company owned, leased or managed a total of 109 operating assisted living residences representing an aggregate of 4,042 units. Of these the Company owned 50 residences (1,882 units), leased 58 residences (2,121 units) and managed one residence (39 units).

Operating results for the three and nine month periods ended September 30, 1997 include the operating results of 88 residences and the Company's corporate overhead, and are not necessarily indicative of future operating financial performance, as the Company intends to significantly expand its operating base of residences through the end of 1997 and 1998. Based on the Company's development schedule, the number of residences planned to open in 1997 ranges from 50 to 60, of which 42 had been completed through September 30, 1997.

RESULTS OF OPERATIONS

The Company derives its revenues primarily from resident fees for the delivery of assisted living services. Resident fees typically are paid monthly by residents, their families, state Medicaid agencies or other responsible parties. Resident fees include revenue derived from a multi-tiered rate structure which varies based on the level of care required. Resident fees are recognized as revenues when services are provided. Operating expenses include (i) residence operating expenses, such as staff payroll, food, property taxes, utilities, insurance and other direct residence operating expenses, (ii) general and administrative expenses consisting of corporate and support functions such as legal accounting and other administrative expenses, (iii) building rentals and
(iv) depreciation and amortization.

The following table sets forth, for the periods presented, the number of residences and units operated, and the average occupancy rates and sources of revenue for the three months ended September 30, 1997. The portion of revenues received from state Medicaid agencies are labeled as "Medicaid state portion" while the portion of the Company's revenues that a Medicaid-eligible resident must pay out of his or her own resources is labeled "Medicaid resident portion".


                                                                               Three Months Ended September 30, 1997
                                                                     Stabilized               Start-up
                                                                     Residences /(1)/        Residences /(2)/          Total /(3)/
                                                                    ---------------         ---------------            ----------
Residences operated (end of period)                                        49                       39                      88
Units operated                                                          1,690                    1,526                   3,216
Average occupancy rate                                                   94.2%                    51.3%                   74.4%
Sources of revenue:
  Private                                                                82.0%                    84.7%                   83.0%
  Medicaid resident portion                                               6.5%                     4.9%                    5.9%
  Medicaid state portion                                                 11.5%                    10.4%                   11.1%
                                                                    --------------          ---------------            ----------
Total                                                                   100.0%                   100.0%                  100.0%
                                                                    ==============          ===============            ==========
---------------------

(1) Stabilized residences are those residences that have been operating for twelve months or have achieved a stabilized occupancy of 95% or more as of the beginning of the quarter.

(2) Start-up residences are those residences that have not been operating for twelve months and have not achieved a stabilized occupancy of 95% or more as of the beginning of the quarter.

(3) The Company had received certificates of occupancy on 109 residences, of which 95 had received licensure and 88 were fully operational, and one residence which the Company manages.



               COMPILATION OF STABILIZED AND START-UP RESIDENCES
                     THREE MONTHS ENDED SEPTEMBER 30, 1997



                                         Stabilized                Start-up                                 Combined
                                         Residences               Residences           Corporate              Total
                                         ----------               ----------           ---------              ------
Revenue                                  $  8,254                 $  4,251             $     -               $ 12,505
Residence operating expense                 4,785                    3,112                   -                  7,897
                                         ----------               ----------           ---------              --------
  Residence operating income                3,469                    1,139                   -                  4,608
Corporate overhead                              -                        -                 691                    691
Building rentals                            1,786                      908                   1                  2,695
Depreciation and amortization                 256                      514                  31                    801
                                         ----------               ----------           ---------              --------
    Total other operating expenses          2,042                    1,422                 723                  4,187
                                         ----------               ----------           ---------              --------
    Operating income (loss)                 1,427                     (283)               (723)                   421
Interest expense                             (552)                    (916)              1,223                   (245)
Interest income                                 1                        2                 135                    138
Other income (expense) net                      -                      790                 503                  1,293
                                         ----------               ----------           ---------              --------
  Income (loss) before taxes             $    876                 $   (407)            $ 1,138               $  1,607
                                         ==========               ==========           =========              ========

Residences operated                            49                       39                                         88
Units operated                              1,690                    1,526                                      3,216
Average occupancy rate                       94.2%                    51.3%                                      74.4%

                           RESULTS OF SAME RESIDENCES
                          THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996



                                                      THREE                 THREE                   NINE                 NINE
                                                   MONTHS ENDED          MONTHS ENDED            MONTHS ENDED         MONTHS ENDED
                                                   SEPTEMBER 30,         SEPTEMBER 30,           SEPTEMBER 30,        SEPTEMBER 30,

SAME STORE RESIDENCES                                  1997                  1996                    1997                 1996
                                                   ------------          ------------            ------------         ------------

Revenue                                               $5,127                $4,573                    $9,239              $7,977
Residence operating expense                            2,917                 2,791                     5,190               4,819
                                                   ----------          ------------              ------------         ------------
Residence operating income                             2,210                 1,782                     4,049               3,158

Building rentals                                       1,012                 1,012                     1,692               1,628
Depreciation and amortization                            181                   156                       336                 333
                                                   ----------          ------------              ------------         ------------
Other operating expenses                               1,193                 1,168                     2,028               1,961
                                                   ----------          ------------              ------------         ------------
    Operating income                                   1,017                   614                     2,021               1,197

Other income (expense) net                              (330)                 (198)                     (595)               (517)
                                                   ----------          ------------              ------------         ------------

  Income before taxes                                 $  687                $  416                    $1,426              $  680
                                                   ==========          ============              ============         ============
Residences operating                                      31                    31                        19                  19
Units operating                                        1,019                 1,009                       605                 595
Average occupancy rate                                  95.8%                 88.6%                     95.8%               87.9%

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

  The company had net income of $996,000 or $.09 per share, on revenue of $12.5 million for the three months ended September 30, 1997 compared to a net loss of $238,000 or $.02 per share, on revenues of $5.2 million for the three months ended September 30, 1996.

Revenues. For the three months ended September 30, 1997, revenues were $12.5 million compared to $5.2 million in the three months ended September 30, 1996, an increase of $7.3 million or 140.4%. Of this increase, $6.8 million or 93.2% related to the opening of an additional 57 operating residences (2,197 units) since June 30, 1996. The remaining $554,000, or 6.8% of the increase was attributable to the Same Store Residences. For the three months ended September 30, 1997, revenues for the Same Store Residences were $5.2 million as compared to $4.6 million for the three months ended September 30, 1996, an increase of 13.0%. Substantially all of this increase was attributable to an increase in average occupancy to 95.8% from 88.6%.

Residence operating expenses.   For the three months ended September 30, 1997,
residence operating expenses were $7.9 million as compared to $3.3 million for the three months ended September 30, 1996, an increase of $4.6 million or 139.4%. Of this increase, $4.5 million or 97.8% related to the opening of an additional 57 operating residences (2,197 units) since June 30, 1996. The remaining $126,000 or 2.2% of the increase was attributable to the Same Store Residences. For the three months ended September 30, 1997, residence operating expenses for the Same Store Residences were $2.9 million as compared to $2.8 million for the three months ended September 30, 1996, an increase of 3.6%.
This increase for the Same Store Residences was primarily attributable to higher staffing levels required to accommodate higher occupancies at the residences.

Corporate, general and administrative. For the three months ended September 30, 1997, corporate, general and administrative expenses were $691,000 as compared to $573,000 for the three months ended September 30, 1996, and increase of $118,000 or 20.6%. This increase was primarily the result of additional staffing needed to cover the increase in corporate activity as well as the continued investment in the establishment of regional offices in Oregon, Texas and Ohio.

Building rentals. Building rentals increased to $2.7 million in the three months ended September 30, 1997 from $1.2 million for the three months ended September 30, 1996. This increase in building rentals is directly related to the increase in the number of leases entered into by the Company between September 30, 1996 and September 30, 1997. The Company had 58 operating leases at September 30, 1997 compared to 31 at September 30, 1996. Building rentals for the 31 Same Store Residences which operated for the entire period of 1997 and 1996 remained relatively unchanged.

Depreciation and amortization. Depreciation and amortization expense was $801,000 in the three months ended September 30, 1997 compared to $204,000 for the three months ended September 30, 1996, an increase of $597,000, or 292.6%. The increase in depreciation and amortization was directly related to the 57 new residences that opened subsequent to June 30, 1996. Depreciation and amortization expense for the 31 Same Store Residences which operated for the entire third quarter of 1997 and 1996 increased slightly because the Company purchased four residences which were previously leased.

Interest and other expense (income), net. Interest expense net of capitalized interest was $245,000 for the three month period ended September 30, 1997 compared to $426,000 in the corresponding 1996 period, an increase of $181,000. The Company's gross interest expense was $1.87 million for the three month period ended September 30, 1997 compared to $944,000 for the three months ended September 30, 1996, an increase of $926,000. The increase in interest expense is due to temporary construction financing obtained for the expansion of assisted living residences through development activity. Capitalized interest for the three month period ended September 30, 1997 was $1.62 million compared to $518,000 for the three months ended September 30, 1996, an increase of $1.1 million.

Interest income. Interest income was $138,000 for the three month period ended September 30, 1997 compared to $229,000 for the three months ended September 30, 1996, a decrease of $91,000. The decrease in interest income is directly related to the fluctuation in the amounts invested.

Other income. Other income was $1.3 million for the three month period ended September 30, 1997 compared to $0 for the three months ended September 30, 1996, an increase of $1.3 million. Approximately $790,000 of the other income for the three months ended September 30, 1997 represents that portion of the net operating losses of a joint venture (including management fees paid to the Company) attributable to the Company's joint venture partner (See Risk Factors - Anticipated Operating Losses of New Residences for further discussion.). The remaining $503,000 related to development fees received by the Company.

Income (loss) before taxes. Income before taxes for the three months ended September 30, 1997 was $1.6 million compared to a loss before taxes of $238,000 during the three months ended September 30, 1996, an increase of $1.8 million. The Company's income before taxes has continued to increase as the number of operating residences increases. As the Company has matured in certain of its regions and occupancy has increased, the operating income of the residences has been able to cover general corporate overhead plus provide additional income.

Provision for income tax. The Company's provision for income tax for the three months ended September 30, 1997 was $611,000 compared to $0 during the three months ended September 30, 1996. The Company has been utilizing its operating loss carryforwards from previous periods to offset current income tax provisions. As of June 30, 1997, the Company had extinguished its carryforwards and in the future periods expects to experience a tax rate of approximately 38%.

Net income (loss). Net income for the three months ended September 30, 1997 was $996,000 compared to a net loss of $238,000 during the three months ended September 30, 1996. The Company has generated income due to the number of residences operating as compared to the corresponding period in 1996. This has been partially offset by the increase in corporate overhead, including additional staffing, necessary to accommodate the Company's expansion plans.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996.

  The Company had net income of $2.6 million or $.23 per share, on revenue of $32.6 million for the nine months ended September 30, 1997, compared to a net loss of $409,000 or $.05 per share, on revenues of $11.7 million for the nine months ended September 30, 1996. The Company incurred a one-time charge of $426,000 during the 1996 for the exchange of 811,332 shares of Common Stock on $6.1 million of 7% Debentures. The Company's net income for 1996 prior to this one-timer charge was $17,000 or $0.00 per share.

Revenues. For the nine months ended September 30, 1997, revenues were $32.6 million compared to $11.7 million for the nine months ended September 30, 1996, an increase of $20.9 million or 178.6%. Of this increase, $19.6 million or 93.8% related to the opening of an additional 69 residences (2,621 units) since January 1, 1996. The remaining $1.3 million or 6.2% of the increase was attributable to the Same Store Residences. For the nine months ended September 30, 1997, revenues for the Same Store Residences were 9.2 million as compared to $7.9 million for the nine months ended September 30, 1997, an increase of 16.4%. Substantially all of this increase was attributable to an increase in average occupancy to 95.8% from 87.9%.

Residence operating expenses. For the nine months ended September 30, 1997, residence operating expenses were $20.1 million as compared to $7.5 million for the nine months ended September 30, 1996, an increase of $12.6 million. Of this increase, $12.2 million or 96.8% related to the opening of an additional 69 residences (2,621 units) since January 1, 1996. The remaining $371,000 or 3.2% of the increase was attributable to the Same Store Residences. For the nine months ended September 30, 1997, residence operating expenses for the Same Store Residences were $5.2 million as compared to $4.8 million for the nine months ended September 30, 1996, an increase of 8.3%. This increase for the Same Store Residences was primarily attributable to higher staffing levels required to accommodate higher occupancies at the residences.

Corporate general and administrative. For the nine months ended September 30, 1997, corporate general and administrative expenses were $2.0 million as compared to $1.2 million for the nine months ended September 30, 1996, an increase of $800,000 or 66.7%. This increase was primarily the result of additional staffing needed to cover the increase in corporate activity as well as the continued investment in the establishment of regional offices in Oregon, Texas and Ohio.

Building rentals. Building rentals increased to $6.3 million in the nine months ended September 30, 1997 from $2.7 million for the nine months ended September 30, 1996, an increase of $3.6 million or 133.3%. This increase in building rentals is directly related to the increase in the number of leases entered into by the Company between September 30, 1996 and September 30, 1997. The Company had 58 operating leases at September 30, 1997 compared to 31 at September 30, 1996. Building rentals for the 19 residences which operated for the entire nine months of 1997 and 1996 remained relatively unchanged.

Depreciation and amortization. Depreciation and amortization expense was $2.0 million for the nine months ended September 30, 1997 compared to $588,000 for the nine months ended September 30, 1996, an increase of $1.4 million, or 240.1%. The increase in depreciation and amortization is directly related to the 69 new residences that opened subsequent to January 1, 1996. Depreciation and amortization expense for the 19 residences which operated for the entire nine month in 1997 and 1996, remained relatively unchanged.

Interest and other expense (income), net. Interest expense net of capitalized interest was $653,000 for the nine month period ended September 30, 1997 compared to $477,000 for the nine months ended September 30, 1996, an increase of $176,000. The Company's gross interest expense was $5.2 million for the nine month period ended September 30, 1997 compared to $2.0 million for the nine months ended September 30, 1996, an increase of $3.2 million. The increase in interest expense is due to temporary construction financing obtained for the expansion of our assisted living residences through development activity. Capitalized interest for the nine month period ended September 30, 1997 was $4.6 million compared to $1.5 million for the nine months ended September 30, 1996, an increase of $3.1 million.

Interest income. Interest income was $414,000 for the nine months ended September 30, 1997 compared to $298,000 for the nine months ended September 30, 1996, an increase of $116,000. The increase in interest income is directly related the fluctuation in the amounts invested.

Other income. Other income was $1.8 million for the nine months ended September 30, 1997 compared to $82,000 for the nine months ended September 30, 1996, an increase of $1.7 million. Approximately $1.1 million of the $1.8 million in other income for the nine months ended September 30, 1997 represents that portion of the net operating losses of a joint venture (including management fees paid to the Company) attributable to the Company's joint venture partner (See Risk Factors - Anticipated Operating Losses of New Residences for further discussion.). The remaining $700,000 related to development fees received by the Company. The $82,000 for the nine months ended September 30, 1996 was from a gain on the sale of real property.

Income (loss) before taxes. Income before taxes for the nine months ended September 30, 1997 was $3.7 million compared to a loss of $409,000 for the nine months ended September 30, 1996, an increase of $4.1 million. The Company's income before taxes has continued to increase as the number of operating residences increases. As the Company has matured in certain of its regions and occupancy has increased, the operating income of the residences has been able to cover general corporate overhead plus provide additional income.

Provision for income tax. The Company's provision for income tax for the nine months ended September 30, 1997 was $1.1 million compared to $0 for the nine months ended September 30, 1996, an increase of $1.1 million. The Company has been utilizing its operating loss carryforwards from previous periods to offset current income tax provisions. As of June 30, 1997, the Company had extinguished its carryforwards and in the future periods expects to experience a tax rate of approximately 38%.

Net income (loss). Net income for the nine months ended September 30, 1997 was $2.6 million compared to net loss of $409,000 for the nine months ended September 30, 1996, an increase of $3.0 million. The Company has generated income due to the increased number of residences operating as compared to the corresponding period in 1996. This has been partially offset by the increase in corporate overhead, including additional staffing, necessary to accommodate the Company's expansion plans.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had negative working capital of approximately of $62.1 million. Included in this amount was approximately $20.8 million of construction draws that the Company received for the September development activity which was not payable until October 10. In addition the Company completed the sale of two properties for $5.1 million subsequent to September 30, 1997. At September 30, 1997, the Company had $46.7 million of temporary construction financing of which $32.2 million is currently outstanding. The Company intends to repay or convert to leases the remaining $32.2 million of temporary construction financing by the December 31, 1997. Excluding the construction draws payable ($20.8 million) and temporary construction financing ($46.7 million), the Company has positive working capital of $5.4 million. On October 24, 1997, the Company completed a public offering of 4.14 million in common stock and $86.25 million in principal Convertible Subordinated Debentures due 2002 which netted the Company $155.5 million after underwriters discounts and expenses.

Net cash provided by operating activities was approximately $4.3 million during the nine month period ended September 30, 1997. The primary source of funds was from net income of $2.6 million and the add back of depreciation and amortization of $2.0 million. Other operating type items netted to a use of cash of $300,000. As of September 30, 1997, unrestricted cash balances were $5.4 million.

Net cash used in investing activities totaled $39.4 million during the nine month period ended September 30, 1997. The primary use of cash was $110.2 million related to the development of new assisted living residences in Oregon, Washington, Texas, New Jersey, Idaho, Ohio and Arizona. This was offset by proceeds of $64.1 million related to the sale of 26 residences 25 which were leased backed.

Net cash provided by financing activities totaled $38.4 million during the nine month period ended September 30, 1997. The Company entered into 19 additional construction financing loans which netted the Company $43.2 million, paid off six construction loans for $15.4 million, experienced an increase in construction draws of $4.7 million and incurred approximately $1.7 million in debt issuance costs related to temporary construction financing and bond issuance costs.

Capital expenditures for 1997 and 1998 are estimated to approximate $250.0 million to $300.0 million, related primarily for the development of additional residences, of which approximately $110.2 million had been spent through September 30, 1997. As of September 30, 1997, the Company has started construction or had purchased land for development on 47 parcels of land in Oregon, Washington, Texas, Ohio, Idaho, New Jersey and other states which include 12 parcels that have received certificates of occupancy, but have not yet received a license to operate. The Company has also entered into agreements pursuant to which, it may purchase, subject to completion of due diligence and various other conditions, 26 undeveloped sites. The Company expects these developments to open through the third and fourth quarter of 1997 and the first quarter of 1998. In addition, as of September 30, 1997, the Company had outstanding $93 million in commitments from several health care REITs to finance additional residences through sale and leaseback transactions. The Company also anticipates being able to continue to utilize tax-exempt bond financing from approximately $20.9 million from the states of Ohio, Idaho and Washington. In addition, the Company subsequent to September 30, 1997, obtained a $50 million commitment for mortgage financing.

The Company does not anticipate any significant capital expenditures within the foreseeable future with respect to the residences developed in 1994, 1995, 1996 and those currently operating or those pending licensure as of September 30, 1997.

The Company expects that its cash on hand, the net proceeds from the common stock offering and convertible debenture offering with cash flow from operations and available REIT financing and mortgage financing, will be sufficient to meet its operating requirements and to fund its anticipated growth for at least the next 12 to 18 months. The Company expects to use a wide variety of financing sources to fund its future growth, including public and private debt and equity, conventional mortgage financing, unsecured bank financing, among other sources. There can be no assurances that financing from such sources will be available in the future, or if available that such financing will be available on terms acceptable to the Company.

As of September 30, 1997, the Company had invested excess cash balances in short-term certificates of deposit and U.S. Treasury securities. The Company intends to satisfy future capital requirements for its development activities by various means, including financing obtained from sale/leaseback transactions, permanent mortgage financing and long-term state bond financing and to the extent available, cash generated from operations.


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

ANTICIPATED OPERATING LOSSES OF NEW RESIDENCES. The Company anticipates that each residence will have an operating loss (prior to depreciation, rent or interest, if any) of $20,000 during the first three to four months of operation. To the extent the Company sells a residence and leases it back or otherwise finances it, the aggregate loss may increase by up to an additional $100,000. The Company currently plans to open 50 to 60 residences in 1997, of which 42 were opened during the first nine months of 1997. The Company estimates that the losses to be incurred during 1997 due to start-up residences could range from $1.0 million to $3.2 million. The success of the Company's future operations is directly tied to the expansion of its operational base. There can be no assurance that the Company will not experience unforeseen expenses, difficulties, complications and delays in connection with the expansion of its operational base which could have a material adverse effect on the Company's financial condition and results of operations.

  In April 1997, in order to mitigate the impact of start-up losses associated with the opening of newly constructed residences, the Company entered into a joint venture agreement with a third party investor to operate certain new assisted living residences owned and developed by the Company. Pursuant to the joint venture agreement, the Company has acquired a 10% interest for $200,000 and the joint venture partner has acquired a 90% interest for $2.0 million in the joint venture. The joint venture concurrently entered into a non-cancelable management agreement with the Company pursuant to which the Company will manage the properties operated by the joint venture for an amount equal to the greater of 8% of gross revenues or $2,000 per month per property. As of September 30, 1997, eleven residences owned by the Company were being operated by the joint venture. The revenues and expenses of the joint venture are consolidated with those of the Company. In addition, the Company will recognize 10% of the losses or profits, if any, of the joint venture, net of the effect of management fees paid to the Company. The Company may seek to acquire the joint venture partner's 90% interest in the future, but has no contractual right to purchase such interest. While the use of such joint venture agreements is intended to mitigate the impact on the Company of start-up losses associated the opening of new residences or otherwise, the Company may, to the extent it does not acquire the partner's interest, forgo a portion of future operating profits, if any, from the residences operated by the joint venture. The Company expects it will, from time to time, enter into additional partnering arrangements, which may be similar to the current structure, for some of its future development projects. There can be no assurance that the Company will be able to enter into any such future arrangements or, if entered into, that such arrangements will achieve the desired results.

Due to the completion of the recent common stock and convertible subordinated debenture offerings and the completion of the acquisitions of Carriage House and HCI, the Company expects to retain ownership of a greater number of its assisted living residences as well as to accelerate its development program. Historically, the Company has relied extensively on sale/leaseback financings from REITs to finance its development efforts. The Company also expects to make additional investments in its management infrastructure to further support its growth strategy. While the Company believes that the resulting effects of the recent completed offerings, the increased focus on asset ownership, its accelerated development program and anticipated additions to its corporate infrastructure will negatively impact its earnings prospects over the next 18 to 24 months, it believes that these measures will positively affect its long-term prospects.

NO ASSURANCE AS TO ABILITY TO DEVELOP OR ACQUIRE ADDITIONAL ASSISTED LIVING
RESIDENCES.   The Company's prospects for growth are directly affected by its ability to develop and, to a lesser extent, acquire additional assisted living residences. While the Company currently plans to open 60 to 70 residences in 1998, there can be no assurance that such residences will be completed. The success of the Company's growth strategy will also depend upon, among other factors, the Company's ability to obtain government licenses and approvals, the Company's ability to obtain financing and the competitive environment for development and acquisitions. The nature of such licenses and approvals and the timing and likelihood of obtaining them vary widely from state to state, depending upon the residence, or its operation, and the type of services to be provided. The successful development of additional assisted living residences will involve a number of risks, including the possibility that the Company may be unable to locate suitable sites at acceptable prices or may be unable to obtain, or may experience delays in obtaining, necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations. The Company is dependent upon these permits and authorizations to construct and operate its residences and any delay or inability to obtain such permits could adversely affect the results of operations. The Company may also incur construction costs that exceed original estimates, may not complete construction projects on schedule and may experience competition in the search for suitable development sites. The Company relies on third-party general contractors to construct its new assisted living facilities. There can be no assurance that the Company will not experience difficulties in working with general contractors and subcontractors, which could result in increased construction costs and delays. Further, facility development is subject to a number of contingencies over which the Company will have little control and that may adversely affect project cost and completion time, including shortages of, or the inability to obtain, labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions and changes in applicable laws or regulations or in the method of applying such laws and regulations. Accordingly, if the Company is unable to achieve its development plans, its business, financial condition and results of operations could be adversely affected. There can be no assurance that the Company will be successful in developing or acquiring any particular residence, that the Company's rapid expansion will not adversely affect its operations or that any residence developed or acquired by the Company will be successful. The various risks associated with the Company's development or acquisition of assisted living residences and uncertainties regarding the profitability of such operations could have a material adverse effect on the Company's financial condition and results of operations.

NEED FOR ADDITIONAL FINANCING TO FUND FUTURE DEVELOPMENT AND ACQUISITIONS. To achieve its growth objectives, the Company will need to obtain sufficient financial resources to fund its development, construction and acquisition activities. The estimated cost to complete and fund start-up losses for the new facilities that will be developed during the 15 months ended December 31, 1998 is between $190.0 million and $240.0 million; accordingly, the Company's future growth will depend on its ability to obtain additional financing on acceptable terms. The Company will, from time to time, seek additional funding through public and/or private financing sources, including equity and/or debt financing. If additional funds are raised by issuing equity securities, the Company's stockholders may experience dilution. There can be no assurance that adequate funding will be available as needed or on terms acceptable to the Company. A lack of available funds may require the Company to delay or eliminate all or some of its development projects and acquisition plans.

The Company's aggregate annual fixed debt and lease payment obligations as of September 30, 1997 total approximately $19.7 million. These fixed payment obligations will significantly increase as the Company pursues its development plan. Failure to meet these obligations may results in the Company being in default of its financing agreements and, as a consequence, the Company may lose its ability to operate any individual residence or other residences which may be cross-defaulted. There can no assurance that the Company will generate sufficient cash flow to meet its current or future obligations. The Company has not historically covered its fixed charges with earnings. In addition, the Company anticipates, there is a risk that, upon completion of construction, permanent financing for newly developed residences may not be available or may be available only on terms that are unfavorable or unacceptable to the Company.

GEOGRAPHIC CONCENTRATION; DEPENDENCE ON STATE MEDICAID WAIVER PROGRAMS As of September 30, 1997, approximately 33.9% of the Company's properties are located in the State of Texas, approximately 18.3% are located in the State of Oregon, 14.7% are located in the State of Ohio and 11.0% are located in the State of Washington; therefore, the Company is dependent on the economies of Texas, Oregon, Ohio and Washington and, to a certain extent, on the continued funding of state Medicaid waiver programs. The Company has operated residences in Oregon since December 1994. During the three months and nine months ended September 30, 1997 and years ended 1996 and 1995, direct payments received from state Medicaid agencies accounted for approximately 11.1%, 11.1%, 13.8% and 21.4%, respectively of the Company's revenue while the tenant-paid portion of Medicaid residents accounted for approximately 5.9%, 6.0%, 7.6% and 9.6% respectively, of the Company's revenue during these periods. The Company expects that State Medicaid reimbursement programs will constitute a significant source of revenue for the Company. The Company intends to continue developing and operating assisted living residences in other states. Adverse changes in general economic factors affecting these states' respective health care industries or in these states' laws and regulatory environment, including Medicaid reimbursement rates, could have a material adverse effect on the Company's financial condition and results of operations.

DEPENDENCE ON REIMBURSEMENT BY THIRD-PARTY PAYORS A portion of the Company's revenues will be dependent upon reimbursement from third-party payors, including state Medicaid programs and private insurers. For the three months and nine months ended September 30, 1997, and the years ended December 31, 1996, 1995, the Company received, as a percentage of total revenue, under Medicaid programs 11.1%, 11.1%, 13.8% and 21.4%, respectively. Furthermore, there can be no assurance the Company's proportionate percentage of revenue received from Medicaid programs will not increase. The revenues and profitability of the Company will be affected by the continuing efforts of governmental and private third-party payors to contain or reduce the costs of health care by attempting to lower reimbursement rates, increasing case management review of services and negotiating reduced contract pricing. In an attempt to reduce the federal and certain state budget deficits, there have been, and management expects that there will continue to be, a number of proposals to limit Medicaid reimbursement in general. Adoption of any such proposals at either the federal or the state level could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

GOVERNMENT REGULATION. Federal and state governments regulate various aspects of the Company's business. The development and operation of assisted living facilities and the provision of health care services are subject to federal, state and local licensure, certification and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, equipment, staffing (including professional licensing), operating policies and procedures, fire prevention measures, environmental matters, resident characteristics, physical design and compliance with building and safety codes. Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, suspension or decertification from the Medicare and Medicaid program and, in extreme cases, the revocation of a facility's license or closure of a facility. There can be no assurance that federal, state, or local governments will not impose additional restrictions on the Company's activities that could materially adversely affect the Company.

  State and local laws regulating the Company's operations vary significantly from one jurisdiction to another. In certain states in which the Company is currently developing assisted living facilities, a certificate of need ("CON") or other similar approval may be required for the acquisition or construction of new facilities, the expansion of the number of licensed units or beds or services, or the opening of a home health care agency or hospice. The Company could be adversely affected by the failure or inability to obtain such approval, changes in the standards applicable for such approval and possible delays and expenses associated with obtaining such approval.

  The Company's completed acquisition of HCI on October 23, 1997 includes HCI's home health care and hospice operations. In addition to federal state regulation of health care providers generally, home health care and hospice operations are subject to federal and state laws covering the repackaging and dispensing of drugs and regulating interstate motor-carrier transportation, pharmacies, nursing services and certain types of home health agency and hospice activities. Certain of HCI's employees are subject to state laws and regulations governing the ethics and professional practice of, among others, medicine, respiratory therapy, pharmacy and nursing. Home health care and hospice operations are subject to periodic survey by governmental and private accrediting entities to assure compliance with applicable state licensing, Medicare and Medicaid certification and accreditation standards, as the case may be. From time to time in the ordinary course of business, HCI, like other health care companies, has received survey reports containing deficiencies for alleged failure to comply with applicable requirements. HCI reviews such reports and attempts to take appropriate corrective action. The failure to effect such action or to obtain, renew or maintain any of the required regulatory approvals, certifications or licenses could adversely affect HCI's business, results of operations or financial condition and could prevent the programs involved from offering products and services to patients.

  Federal and state fraud and abuse laws, such as "anti-kickback" laws and "self-referral" laws, govern certain financial arrangements among health care providers and others who may be in a position to refer or recommend patients to such providers. Although the Company has established policies and procedures that it believes are sufficient to ensure that its facilities will operate in substantial compliance with applicable regulatory requirements, there can be no assurance that such fraud and abuse laws will be interpreted in a manner consistent with the practices of the Company.

PRICING PRESSURES The health care services industry is currently experiencing market-driven reforms from forces within and outside the industry that are exerting pressure on health care and related companies to reduce health care costs. These market-driven reforms are resulting in industry-wide consolidation that is expected to increase the downward pressure on health care service providers' margins, as larger buyer and supplier groups exert pricing pressure on health care providers. The ultimate timing or effect of market-driven reforms cannot be predicted. No assurance can be given that any such reforms will not have a material adverse effect on the Company's business, results of operations, financial condition and prospects.

HEALTH CARE REFORM Health care and related services is an area of extensive and dynamic regulatory change. Changes in the law, new interpretations of existing laws, or changes in payment methodology, may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors and may be applied retroactively.

  The Balanced Budget Act of 1997 signed by President Clinton on August 5, 1997 (the "Act"), enacted significant changes to the Medicare and Medicaid programs designed to modernize payment and health care delivery systems while achieving substantial budgetary savings. In seeking to limit Medicare reimbursement for home health services, Congress has established a prospective payment system to replace the current cost-based reimbursement system. The cost based system reimburses providers for reasonable direct and indirect allowable costs and ancillary costs. Cost based reimbursement has been subject to limits fixed for the particular geographic area served by a provider. The prospective payment system will be implemented beginning in September 1999. In addition to establishing new prospective payment systems, the Act eliminated certain periodic interim payments advanced to home health agencies.

  Under provisions of the Act, states will be provided additional flexibility in managing their Medicaid programs while achieving in excess of $13 billion in federal budgetary savings over five years. Among other things, the Act repealed the Boren Amendment payment standard, which had required states to pay "reasonable and adequate" payments to cover the costs of efficiently and economically operated hospitals, nursing facilities and certain intermediate care facilities. States, however, will be required to use a public notice and comment process in determining rates for such facilities. States also will be required to take into account during rate-setting procedures the situation of facilities that serve a disproportionate number of low-income patients with special needs. The Department of Health and Human Services is required to study and report to congress within four years concerning the effect of state rate-setting methodologies on access to and the quality of services provided to medicaid beneficiaries.

  The Act also provides the federal government with expanded enforcement powers to combat waste, fraud and abuse in health care. In this regard, provisions of the Act significantly expand the scope and coverage of civil monetary penalties for violations of Medicare rules. Specific to home health services, the Act established guidelines for the frequency and duration of home health services; clarifying the definition of part-time or intermittent nursing care in order to clarify the scope of the Medicare benefit and make it easier to identify inappropriate services. The Act also requires home health agencies to bill for services based on the location of service delivered rather than the location of the agency, in an effort to limit high urban reimbursement rates for care delivered in low-cost areas.

  In addition, to the reforms enacted and considered by Congress from time to time, state legislatures periodically consider various health care reform proposals. Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies and public debate of these issues can be expected to continue in the future. The ultimate timing or effect of legislative efforts cannot be predicted and may impact the Company in different ways. There can be no assurances that either the states or the federal government will not impose additional regulations upon the activities of the Company or HCI which might adversely affect their businesses, the financial condition, results of operations and prospects.

HOME HEALTH MEDICARE CERTIFICATION MORATORIUM AND SPECIFIC PROGRAM REFORM The general accounting office ("GAO") reported to Congress in July 1997, that federal regulators are failing to adequately police home health agencies, resulting in extensive and expensive problems in Medicare's home-health program. In response to the GAO report, the federal government announced on September 15, 1997, that home health care providers will be targeted in a growing federal crackdown. The announced federal compliance program will institute a three-step process in an effort to prevent unscrupulous operators from becoming Medicare providers and significantly increase the level of scrutiny to which existing companies in the program are subjected. The first step in this program was to institute an immediate moratorium on the admission of new home health care agencies to Medicare. During the moratorium on new providers, HCFA will develop strict new conditions of participation. HCFA also will double the number of audits of home health agencies it performs each year and increase substantially the number of claims reviewed.

  Under the new home health regulations to be proposed, HCFA will require periodic recertification of home health agencies to determine if they meet the beefed-up conditions of participation. As part of the re-certification process, agencies will have to submit an independent audit of their records and practices. If the provider does not meet the strict new enrollment requirements, they will not be renewed as providers in Medicare. In addition, home health agencies will be required to post surety bonds of at least $50,000 before they can enroll or re-enroll in Medicare. A related rule will require new agencies to have enough funds on hand to operate for the first three to six months.

  To the extent the Company expands into home health care, the regulations to be proposed by HCFA may require the restructuring of the operations of home heath agencies to conform to the new Medicare conditions of participation ultimately adopted. In addition, the Medicare moratorium on new home health care agencies may require expansion to be achieved through acquisitions rather than through the development of new agencies.

OPERATION RESTORE TRUST Under Operation Restore Trust ("ORT"), a two year demonstration project, the Office of the Inspector General of the U.S. Department of Health and Human Services (the "OIG"), in cooperation with other federal and state agencies, has focused on the activities of home health agencies, hospices, durable medical equipment suppliers and nursing homes in certain states, including Texas, in which HCI currently operates. Because of the success of ORT, the next phase of ORT has been expanded to numerous other states and to additional health care providers including ancillary nursing home services. The legislation adopted in 1996 expanding ORT also created a stable source of funding for fraud control activities.

  As part of ORT, hospice programs have been audited. According to public reports, the OIG audits have focused on the hospice eligibility of long stay patients (those who are in a hospice program for longer than 210 days). The ultimate disposition of an OIG review and its possible impact on HCI cannot currently be predicted and there can be no assurance that an OIG review will not have a material adverse effect on the Company's business, results of operations or financial condition.

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

DIFFICULTIES OF MANAGING RAPID GROWTH   The Company expects that the number of
residences which it owns, leases or otherwise operates will increase substantially as it pursues its growth strategy. This rapid growth will place significant demands on the Company's management resources. The Company's ability to manage its growth effectively will require it to continue to expand its operational, financial and management information systems and to continue to attract, train, motivate, manage and retain key employees. To the extent such growth is attributable to acquisitions of existing facilities or businesses, the Company's success will depend partly on its ability to integrate effectively such facilities and businesses into the Company's management, information and operating systems. If the Company is unable to manage its growth effectively, its business, financial condition and results of operations could be adversely affected.

DEPENDENCE ON SENIOR MANAGEMENT AND SKILLED PERSONNEL   The Company depends, and
will continue to depend, upon the services of Mr. McBride, its Chief Executive Officer, Dr. Wilson, its Chief Operating Officer and President, Connie Baldwin, its Director of Operations and Stephen Gordon, its Chief Administrative Officer and Chief Financial Officer and Rhonda S. Marsh, its Chief Accounting Officer. The Company has entered into an employment agreements with Mr. McBride and Dr. Wilson and has obtained a $500,000 key employee insurance policy covering Dr. Wilson's life. The Company is also dependent upon its ability to attract and retain management personnel who will be responsible for the day-to-day operations of each residence. The loss of the services of any or all of such officers or the Company's inability to attract additional management personnel in the future could have a material adverse effect on the Company's financial condition or results of operations.

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

DIVIDEND POLICY.   The Company has never declared or paid any dividends on its
Common Stock. The Company expects to retain any earnings to finance the operations and expansion of the Company's business. Certain Trust Deed Notes, payable to the State of Oregon Housing and Community Service Department restrict the payment of cash dividends in certain circumstances and it is anticipated that the terms of future debt financings may do so as well. Therefore, the payment of any cash dividends on the Common Stock is unlikely in the foreseeable future.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)       The following documents are filed as part of this report:

          Exhibit
          Number
          ------
           12  Computation of Fixed Charge to Earnings

           27  Financial Data Schedule

(b)       Reports on Form 8-K.


               On July 24, 1997, the Company filed a report on Form 8-K reporting a two-for-one stock split on the Company's common stock, and the adoption by the Company's Board of Directors of a Stockholders Rights Plan.

               On October 2, 1997, the Company filed a report on Form 8-K reporting the Company's plans to acquire Home and Community Care, Inc., the resignation of Mr. Andre Dimitriadis from the Board of Directors of the Company as of September 8, 1997 and the election of Mr. William McBride III as the Company's New Chief Executive and the election of Dr. Keren Brown Wilson who has been the Chief Executive Officer and President of the Company as the Chief Operating Officer, President and Vice Chairman of the Company.

               On October 6, 1997, the Company filed a report on Form 8-K of a preliminary prospectus supplement to the prospectus dated October 2, 1997 for the proposed offering of 3,000,000 shares of the Company's common stock and the concurrent offering of $50,000,000 of convertible subordinated debentures due 2002.

               On October 21, 1997, the Company filed a report on Form 8-K containing certain material contracts.

                                   SIGNATURES



Pursuant to the requirements of Sections 13 or 15(d) the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ASSISTED LIVING CONCEPTS, INC.

                              Registrant



November 14, 1997             By:   /s/    STEPHEN GORDON
                                    ---------------------
                                    Name: Stephen Gordon
                                    Title: Chief Administrative Officer and CFO



November 14, 1997             By:   /s/    RHONDA S. MARSH
                                    ----------------------
                                    Name: Rhonda S. Marsh
                                    Title: Chief Accounting Officer and
                                           Controller