Form 10-K
period 1997-12-31
ASSISTED LIVING CONCEPTS INC
filed 1998-03-31
CIK 929994

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20459

                                   FORM 10-K

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                    OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from   _____________ to _____________

                        Commission file number 1-13498

                         ASSISTED LIVING CONCEPTS INC.
            (Exact name of registrant as specified in its charter)

           NEVADA                                          93-1148702
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                        Identification No.)

                        9955 S.E. WASHINGTON, SUITE 300
                              PORTLAND, OR 97216
                                (503) 252-6233

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

          Securities Registered Pursuant to Section 12(b) of the Act:

         Title of each class                                 Name of each exchange on which registered
COMMON STOCK, PAR VALUE $.01                                        AMERICAN STOCK EXCHANGE
7% CONVERTIBLE SUBORDINATED DEBENTURES DUE AUGUST 2005              AMERICAN STOCK EXCHANGE
6% CONVERTIBLE SUBORDINATED DEBENTURES DUE NOVEMBER 2002            AMERICAN STOCK EXCHANGE

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

As of February 28, 1998, 15,683,864 shares of the registrant's Common Stock, par
-----------------------------------
value $.01 per share, were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant on such date was approximately $292,111,967.
              ------------

 Part III incorporates by reference the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 20, 1998

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

  Assisted Living Concepts Inc. and its subsidiaries ("ALC" or the "Company") operates, owns, leases and develops free-standing assisted living residences, primarily in small middle-market rural and suburban communities with a population typically ranging from 10,000 to 40,000. Currently the Company has operations in Oregon, Idaho, Iowa, Nebraska, Washington, Arizona, Texas, Indiana, New Jersey, Ohio, Pennsylvania and South Carolina. The Company also provides personal care and support services and makes available routine nursing services (as permitted by applicable regulations) designed to meet the health care needs of its residents. The Company believes that this combination of residential, personal care, support and health care services provides a cost-efficient alternative and affords an independent lifestyle for individuals who do not require the broader array of medical services that nursing facilities are required by law to provide.

  The Company has experienced significant growth since the completion of its initial public offering in November 1994, growing from a base of five residences (137 units) primarily through the development of assisted living residences. As of February 28, 1998, the Company owned, leased or managed a total of 139 operating assisted living residences representing an aggregate of 5,235 units. Of these residences, the Company owned 71 residences (2,727 units) and leased 68 residences (2,508 units). For the three months ended December 31, 1997, the Company's 54 Stabilized Residences (those residences that had been operating for twelve months prior to the beginning of the period or had achieved 95.0% occupancy within the first twelve months of operations) had an average occupancy rate of approximately 94.5% and an average monthly rental rate of approximately $1,753 per unit. The Company's 105 residences (3,875 units) in operation during the three months ended December 31, 1997 had an average occupancy rate of approximately 73.8% and an average monthly rental rate of approximately $1,790 per unit.

  The Company is currently developing and, to a lesser extent, seeking to acquire additional assisted living residences in Washington, Arizona, Indiana, Iowa, New Jersey, South Carolina and three other states with regulatory and reimbursement climates which the Company believes are favorable. As of February 28, 1998, the Company had commenced construction on 26 residences (1,006 units). In addition, at such date, the Company had optioned or had entered into land purchase agreements for the development of 24 residences (959 units). For the twelve months ended December 31, 1997, the Company opened 63 residences (2,494 units) and intends to open approximately 60 to 70 residences in 1998. The Company generally does not acquire sites for development until it has completed its feasibility analysis and appropriate zoning has been obtained. Capital expenditures and related start-up costs for 1998, which relate primarily to the development of new residences, are estimated to total approximately $160 million to $190 million. Capital expenditures for the twelve months ended December 31, 1997 for the residences completed and under development was $160.8 million. Pursuant to its development program, the Company has obtained approximately $138 million in financing commitments from health care real estate investment trusts, $50 million in mortgage financing from a bank and $28 million in tax-exempt bond financing.

  The principal elements of the Company's operating growth strategy are to: (i) expand market penetration, (ii) service higher acuity residents, (iii) selectively acquire or develop complementary businesses and (iv) pursue strategic alliance/joint venture relationships. The Company anticipates that a majority of its residences revenues will continue to come from private pay sources. However, the Company believes that locating residences in states with favorable regulatory and reimbursement climates should provide a stable source of residents eligible for Medicaid reimbursement to the extent that private pay residents are not available and, in addition, provide the Company's private pay residents with alternative sources of income when their private funds are depleted and they become Medicaid eligible.

  Pursuant to its growth strategy, the Company acquired Home and Community Care, Inc. ("HCI"), a privately held provider of home health care, hospice care and durable medical equipment and developer of assisted living residences which had 39 assisted living residences (1,567 units) either under construction or identified for possible development in five states. In addition, the Company also acquired Carriage House Assisted Living Inc. ("Carriage House"), a privately held developer and operator of assisted living residences in Nebraska which operates four assisted living residences (156 units) and has an additional six residences (198 units) under construction.

The Company is a Nevada corporation and its principal executive offices are located at 9955 S.E. Washington, Suite 300, Portland, Oregon 97216, telephone number (503) 252-6233.

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

  Although a typical package of basic services provided to a resident includes meals, housekeeping, laundry and personal care, the Company does not have a standard service package for all residents. Instead, it is able to accommodate the changing needs of its residents through the use of individual service contracts and flexible staffing patterns. The Company's multi-tiered rate structure for the services it provides is based upon the acuity of, or level of services needed by, each resident. Supplemental and specialized health care services for those residents requiring 24-hour supervision or more extensive assistance with activities of daily living are provided by third-party providers who are reimbursed directly by the resident or a third-party payor (such as Medicaid or long-term care insurance). The Company assesses the level of need of each resident regularly.

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

  The Company manages its residences, which includes the development of operating standards and the provision of recruiting, training and accounting services. The Company has established an infrastructure that includes regional operational managers who oversee the overall performance and finances of each region, operational managers who oversee the day to day operations of up to ten to fifteen residences, and team leaders who provide peer support for up to three to four residences. Financial oversight is managed at the corporate office.

  Presently residence personnel are supported by corporate staff based at the Company's headquarters and three regional offices. Corporate and regional personnel work with the program directors to establish residence goals and strategies, quality assurance oversight, development of Company policies and procedures, development and implementation of new programs, cash management and treasury functions and human resource management.

COMPETITION

  The long-term care industry generally is highly competitive and the Company expects that the assisted living business in particular will become more competitive in the future. The Company competes with numerous other companies providing similar long-term care alternatives, such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. The Company expects that, as assisted living receives increased attention and the number of states which include assisted living in their Medicaid programs increases, competition will grow from new market entrants, including publicly and privately held companies focusing primarily on assisted living. Nursing facilities that provide long-term care services are also a potential source of competition for the Company. Providers of assisted living residences compete for residents primarily on the basis of quality of care, price, reputation, physical appearance of the facilities, services offered, family preferences, physician referrals, and location. Some of the Company's competitors operate on a not-for-profit basis or as charitable organizations. Some of the Company's competitors are significantly larger than the Company and have, or may obtain, greater resources than those of the Company. The Company believes that there is moderate competition for less expensive segments of the private market and for Medicaid residents in small communities. The Company's major competitors are other long-term care facilities within the same geographic area as its residences because management's experience indicates that senior citizens who move into living communities frequently choose communities near their homes.

FUNDING

  Assisted living residents or their families generally pay the cost of care from their own financial resources. Depending on the nature of an individual's health insurance program or long-term care insurance policy, the individual may receive reimbursement for costs of care under an "alternative care benefit." Government payments for assisted living have been limited. Some state and local governments offer subsidies for rent or services for low income elders. Others may provide subsidies in the form of additional payments for those who receive Supplemental Security Income. Medicaid provides coverage for certain financially or medically needy persons, regardless of age, and is funded jointly by federal, state and local governments. Medicaid reimbursement varies from state to state. Although a majority of the Company's revenues come from private payors, the cost structure of the residences has historically been, and is expected to continue to be, sufficiently low so that the residences are able to operate profitably if all of their revenues are derived through Medicaid reimbursements.

  In 1981, the federal government approved a Medicaid waiver program called Home and Community Based Care which was designed to permit states to develop programs specific to the healthcare and housing needs of the low-income elderly eligible for nursing home placement (a "Medicaid Waiver Program"). In 1986, Oregon became the first state to use federal funding for licensed assisted living services through a Medicaid Waiver Program authorized by the Health Care Financing Administration ("HCFA"). Under a Medicaid Waiver Program, states apply to HCFA for a waiver to use Medicaid funds to support community-based options for the low-income elderly who need long-term care. These waivers permit states to reallocate a portion of Medicaid funding for nursing facility care to other forms of care such as assisted living. In 1994, the federal government implemented new regulations which empowered states to further expand their Medicaid Waiver Programs and eliminated restrictions on the amount of Medicaid funding states could allocate to community-based care, such as assisted living. A limited number of states including Oregon, New Jersey, Texas, Washington currently have operating Medicaid Waiver Programs that allow them to pay for assisted living care. Without a Medicaid Waiver Program, states can only use federal Medicaid funds for long-term care in nursing facilities.

  During the years ended December 31, 1995, 1996 and 1997, direct payments received from state Medicaid agencies accounted for approximately 21.4%, 13.8% and 11.3%, respectively, of the Company's revenue while the tenant-paid portion received from Medicaid residents accounted for approximately 9.6%, 7.6% and 6.0%, respectively, of the Company's revenue during these periods. The Company expects in the future that state Medicaid reimbursement programs will constitute a significant source of revenue for the Company.

GOVERNMENT REGULATION

  The Company's assisted living residences are subject to certain state regulations and licensing requirements. In order to qualify as a state licensed facility, the Company's residences must comply with regulations which address, among other things, staffing, physical design, required services and resident characteristics. As of February 28, 1998, the Company has obtained licenses in Oregon, Washington, Idaho, Nebraska, Texas, Arizona, Nebraska, Ohio, New Jersey Pennsylvania and South Carolina and expects that it will obtain licenses in other states as required. The Company's residences are also subject to various local building codes and other ordinances, including fire safety codes. These requirements vary from state to state and are monitored to varying degrees by state agencies.

  The Company believes that its residences are in substantial compliance with all applicable regulatory requirements. However, in the ordinary course of business, a residence can be cited for a deficiency. In such cases, the appropriate corrective action is taken. No actions are currently pending on any of the Company's residences.

  As a provider of services under the Medicaid program in the United States, the Company is subject to Medicaid fraud and abuse laws, which prohibit any bribe, kickback, rebate or remuneration of any kind in return for the referral of Medicaid patients, or to induce the purchasing, leasing, ordering or arranging of any goods or services to be paid for by Medicaid. Violations of these laws may result in civil and criminal penalties and exclusions from participation in the Medicaid program. The Inspector General of the Department of Health and Human Services issued "safe harbor" regulations specifying certain business practices which are exempt from sanctions under the fraud and abuse law.
Several states in which the Company operates or intends to operate have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers if such arrangements are designed to induce or encourage the referral of patients to a particular provider. The Company at all times attempts to comply with all applicable fraud and abuse laws. There can be no assurance that administrative or judicial interpretation of existing laws or regulations or enactment of new laws or regulations will not have a material adverse effect on the Company's results of operations or financial condition.

  Currently, assisted living residences are not regulated as such by the federal government. State standards required of assisted living providers are less in comparison with those required of other licensed health care operators. For instance, the states initially targeted for development or expansion by the Company do not set staffing ratios. Current Medicaid regulations provide for comparatively flexible state control over the licensure and regulation of assisted living residences. There can be no assurance that federal regulations governing the operation of assisted living residences will not be implemented in the future or that existing state regulations will not be expanded.

  Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist that also may require modifications to planned facilities to create access to the properties by disabled persons. Although the Company believes that its facilities currently under development are substantially in compliance with present requirements or are exempt therefrom, if required changes involve a greater expenditure than anticipated or must be made on a more accelerated basis than anticipated, additional costs would be incurred by the Company. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons, the costs of compliance with which could be substantial.

  The Company's completed acquisition of HCI on October 23, 1997 includes HCI's home health care and hospice operations. In addition to federal and state regulation of health care providers, generally, home health care and hospice operations are subject to federal and state laws covering the nursing services, therapy services, medical equipment and certain types of home health agency and hospice activities. Certain of HCI's employees are subject to state laws and regulations governing the ethics and professional practice of, among others, medicine, respiratory therapy, physical therapy and nursing. Home health care and hospice operations are subject to periodic survey by governmental and private accrediting entities to assure compliance with applicable state licensing, Medicare and Medicaid certification and accreditation standards, as the case may be. From time to time in the ordinary course of business, HCI, like other health care companies, has received survey reports containing deficiencies for alleged failure to comply with applicable requirements. HCI reviews such reports and attempts to take appropriate corrective action. The failure to effect such action or to obtain, renew or maintain any of the required regulatory approvals, certifications or licenses could adversely affect HCI's business, results of operations or financial condition and could prevent the programs involved from offering products and services to patients.

  The Balanced Budget Act of 1997 signed by President Clinton on August 5, 1997 (the "Act"), enacted significant changes to the Medicare and Medicaid programs designed to modernize payment and health care delivery systems while achieving substantial budgetary savings. In seeking to limit Medicare reimbursement for home health services, Congress has established a prospective payment system to replace the current cost-based reimbursement system. The cost based system reimburses providers for reasonable direct and indirect allowable costs and ancillary costs. Cost based reimbursement has been subject to limits fixed for the particular geographic area served by a provider. The prospective payment system will be implemented beginning in September 1999. An interim payment system was implemented October 1, 1997 as a temporary measure while the operational specifics of the prospective system are finalized. This interim system establishes a limit on the dollar amount that will be paid for the care of one patient for an entire year, applied in the aggregate to each agency's patients as a whole. In addition, the limit on allowable charges per visit has been reduced by 15%. These changes in the reimbursement to home health agencies participating in the Medicare program are expected to have a significant impact on the number of visits agencies will provide to each patient, reducing the number by half or more in many states, such as Texas, where HCI has home health agencies.

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

  HOME HEALTH MEDICARE CERTIFICATION AND SPECIFIC PROGRAM REFORM.  The
General Accounting Office ("GAO") reported to Congress in July 1997, that federal regulators are failing to adequately police home health agencies, resulting in extensive and expensive problems in Medicare's home-health program. In response to the GAO report, the federal government announced on September 15, 1997, that home health care providers will be targeted in a growing federal crackdown. The announced federal compliance program was launched in an effort to prevent unscrupulous operators from becoming Medicare providers and significantly increase the level of scrutiny to which existing companies in the program are subjected. Under this program, HCFA will double the number of audits of home health agencies it performs each year, and will increase substantially the number of claims reviewed.

Also as a result of the compliance initiative, HCFA is currently finalizing strict new conditions of participation for providers who participate in the Medicare home health program. These requirements will focus on the expected patient-centered outcomes of Medicare services. HCFA has developed a core set of requirements encompassing patient rights, comprehensive assessment, and patient care planning and coordination, tied together in quality assessment and performance improvement. As a way of achieving their objective, HCFA is proposing the incorporation of the OASIS standard assessment data set. Their goals are to improve outcomes of care and satisfaction for patients, reduce the burden on providers while increasing flexibility and expectations for continuous improvement, and increase the amount and quality of information available on which to base health care choices and efforts to improve quality. There will be a new emphasis placed on interdisciplinary care for each patient. The financial impact of these new conditions of participation is unknown, but the implementation of OASIS can be expected to increase the costs of data collection and assessment.

  Under the new home health regulations, HCFA will require periodic recertification of home health agencies to determine if they meet the beefed-up conditions of participation. As part of the re-certification process, agencies will have to submit an independent audit of their records and practices. If the provider does not meet the strict new enrollment requirements, they will not be renewed as providers in Medicare. In addition, home health agencies will be required to post surety bonds of at least $50,000 before they can enroll or re-enroll in Medicare. A related rule will require new agencies to have enough funds on hand to operate for the first three to six months.

The Office of the Inspector General of the U.S.Department of Health and Human Services (the "OIG"), and GOA concerns about fraud and abuse in the home health industry have resulted in extensive audits of home health agencies, with large amounts of money being identified as incorrectly paid to home health agencies, and subsequently returned to HCFA by the agencies. Intermediaries are performing "wedge audits" of agencies, from which they arrive at an error rating reflecting the number of incorrectly paid claims. This error percentage is then applied to all the invoices submitted by the home health agency for a period of time, and that percentage of money returned to HCFA. Newly-developed compliance programs are being instituted in home health agencies to help them stay within the strict new payment guidelines and avoid issues of fraud and abuse.

  To the extent the Company expands into home health care, the new home health regulations by HCFA may require the restructuring of the home health operations to conform to the new Medicare conditions of participation ultimately adopted. In addition, the Medicare requirements for new home health care agencies may require expansion to be achieved through acquisitions rather than through the development of new agencies.

  OPERATION RESTORE TRUST. Under Operation Restore Trust ("ORT"), a two year demonstration project, the OIG, in cooperation with other federal and state agencies, has focused on the activities of home health agencies, hospices, durable medical equipment suppliers and nursing homes in certain states, including Texas, in which HCI currently operates. Because of the success of ORT, the next phase of ORT has been expanded to numerous other states and to additional health care providers including ancillary nursing home services. The legislation adopted in 1996 expanding ORT also created a stable source of funding for fraud control activities.

  As part of ORT, hospice and home health programs have been audited. According to public reports, the OIG audits have focused on the hospice eligibility of long stay patients (those who are in a hospice program for longer than 210 days). In home health, the OIG is concerned with agencies that have high utilization rates per patient (visits per patient in excess of national or regional norms). The ultimate disposition of an OIG review and its possible impact on HCI cannot currently be predicted and there can be no assurance that an OIG review will not have a material adverse effect on the Company's business, results of operations or financial condition.

EMPLOYEES

  As of February 28, 1998, the Company had approximately 2,100 employees, of which approximately 770 were full-time employees and approximately 1,330 were part-time employees. None of the Company's employees are represented by any labor union. The Company believes that its labor relations are good.

ITEM 2.  PROPERTIES

     The following chart sets forth, as of February 28, 1998, the location, number of units, date of licensure, ownership status and occupancy rates for the Company's residences.

                                                                                   Average
                                           Date                                   Occupancy         Occupancy
  Residence                Units         Licensed        Ownership(1)              12/31/97          2/28/98
  ---------                -----         --------        ------------             ---------         ---------
Western Region
--------------
Idaho
  Burley                     35             08/97           Leased                    36.4%             54.3%
  Caldwell                   35             08/97           Leased(3)                 34.6              42.9
  Garden City                48             04/97           Owned(2)(3)               18.9              33.3
  Hayden                     39             11/96           Leased                    33.0              48.7
  Idaho Falls                39             01/97           Owned(2)(3)               40.3              61.5
  Moscow                     39             04/97           Owned(2)                  34.8              77.1
  Nampa                      39             02/97           Leased(3)                 46.5              74.4
  Rexburg                    35             08/97           Owned(2)(3)               13.5              20.0
  Twin Falls                 39             09/97           Owned                     12.7              23.1

Oregon
  Astoria                    28             08/96           Owned                     88.7              85.7
  Bend                       46             11/95           Owned(2)                  95.2              97.8
  Brookings                  36             07/96           Owned                     84.2              94.4
  Canby                      25             12/90           Leased                    99.6              96.0
  Estacada                   30             01/97           Owned                     69.2              90.0
  Eugene                     47             08/97           Leased                    58.8              66.0
  Grants Pass                45             11/96           Leased                    64.0              68.9
  Hood River                 30             10/95           Owned(2)                  98.2             100.0
  Klamath Falls              35             10/96           Leased                    73.7              62.9
  Lincoln City               33             10/94           Owned(2)                  91.6              78.8
  Madras                     27             03/91           Owned(2)                  98.5             100.0
  Myrtle Creek               34             03/96           Leased                    78.7              97.1
  Newberg                    26             10/92           Leased                    99.5             100.0
  Newport                    36             06/96           Leased                    94.3              94.4
  Pendleton                  26             04/91           Leased                    99.2             100.0
  Prineville                 30             10/95           Owned(2)                  95.9              93.3
  Redmond                    37             03/95           Leased                    92.6             100.0
  Silverton                  30             07/95           Owned(2)                  97.0             100.0
  Sutherlin                  30             01/97           Leased                    62.2             100.0
  Talent                     36             10/96           Owned                     83.2             100.0

Washington
  Battleground               40             11/96           Leased                    77.5             100.0
  Bremerton                  39             05/97           Owned(2)                  41.8              71.8
  Camas                      36             03/96           Leased                    91.0             100.0
  Enumclaw                   40             04/97           Owned(2)                  54.0              67.5
  Grandview                  36             02/96           Leased                    83.0              86.1
  Hoquiam                    40             07/97           Leased                    35.8              60.0
  Kelso                      40             08/96           Leased                    95.5             100.0
  Kennewick                  36             12/95           Leased                    89.0              94.4
  Port Orchard               39             06/97           Owned(2)                  63.2              82.1
  Port Townsend              39             01/97           Owned(2)                    --              66.7
  Spokane                    39             09/97           Owned(2)                  25.1              46.2
  Sumner                     48           Pending           Owned                       --                --

                                                                                   Average
                                           Date                                   Occupancy         Occupancy
  Residence                Units         Licensed        Ownership(1)              12/31/97          2/28/98
  ---------                -----         --------        ------------             ---------         ---------
Western Region Continued (Washington)
------------------------------------
  Vancouver                  44             06/96           Leased                    91.1%             95.5%
  Walla Walla                36             02/96           Leased                    97.1              97.2

Central Region
--------------
Iowa
  Denison                    35             Pending         Owned                       --                --

Nebraska
  Beatrice                   39             10/97           Leased                    38.4              51.3
  Norfolk                    39             10/97           Leased                    26.0              28.2
  Wahoo                      39             10/97           Leased                    42.6              41.0
  York                       39             10/97           Leased                    49.6              59.0

Texas
  Abilene                    38             10/96           Leased                    58.6             100.0
  Amarillo                   50             03/96           Leased                    99.4              98.0
  Athens                     30             11/95           Leased                    96.4             100.0
  Beaumont                   50             04/96           Leased                    76.5              92.0
  Big Springs                38             05/96           Leased                    48.3              57.9
  Bryan                      30             06/96           Leased                    87.4             100.0
  Canyon                     30             06/96           Leased                    95.9             100.0
  Carthage                   30             10/95           Leased                    96.2              83.3
  Cleburne                   36             01/96           Owned                     99.5             100.0
  College Station            39             10/96           Leased                    66.6              84.6
  Conroe                     38             07/96           Leased                    97.7             100.0
  Denison                    30             01/96           Owned                     89.9             100.0
  Gainsville                 30             01/96           Leased                    97.9             100.0
  Greenville                 30             11/95           Leased                    97.4             100.0
  GunBarrel City             30             10/95           Leased                    98.7              93.3
  Henderson                  30             09/96           Leased                    98.8             100.0
  Jacksonville               39             12/95           Leased                    93.5              94.8
  Levelland                  30             01/96           Leased                    89.3             100.0
  Longview                   30             09/95           Leased                    97.1             100.0
  Lubbock                    50             07/96           Leased                    93.6              98.0
  Lufkin                     39             05/96           Leased                    91.5             100.0
  Marshall                   40             07/95           Leased                    98.2             100.0
  McKinney                   39             01/97           Owned                     77.7              92.3
  Mesquite                   50             07/96           Leased                    86.3              98.0
  Midland                    50             12/96           Owned                     61.9              80.0
  Mineral Wells              30             07/96           Leased                    73.5              86.7
  Nagadoches                 30             06/96           Leased                    96.7             100.0
  Orange                     36             03/96           Leased                    95.5             100.0
  Pampa                      36             08/96           Leased                    96.7             100.0
  Plainview                  36             07/96           Leased                    99.4             100.0
  Port Arthur                50             05/96           Owned                     96.6             100.0
  Rowlett                    36             10/96           Owned                     86.4              91.7

                                                                                   Average
                                           Date                                   Occupancy         Occupancy
  Residence                Units         Licensed        Ownership(1)              12/31/97          2/28/98
  ---------                -----         --------        ------------             ---------         ---------
Central Region Continued (Texas)
-------------------------------
  Sherman                    30             10/95           Leased                    97.2%            100.0%
  Sulphur Springs            30             01/96           Owned                     81.8             100.0
  Sweetwater                 30             03/96           Leased                    92.4             100.0
  Temple                     40             01/97           Leased                    55.0              70.0
  Wichita Falls              50             10/96           Leased                    41.2              66.0

Arizona
  Apache Junction            48             Pending         Owned                       --                --
  Bullhead City              40             08/97           Leased                    45.4              67.5
  Lake Havasu                36             04/97           Leased                    40.6              80.1
  Mesa                       50             01/97           Owned                       --              14.0
  Yuma                       48             Pending         Owned                       --                --

Eastern Region
--------------
Indiana
  Bedford                    39             Pending         Owned                       --                --
  Bloomington                39             Pending         Owned                       --              23.1
  Elkhart                    39             9/97            Leased                    22.9              28.2
  Huntington                 39             Pending         Owned                       --                --
  Kendalville                39             Pending         Owned                       --                --
  Logansport                 39             Pending         Owned                       --              20.5
  Madison                    39             10/97           Leased                    20.5              35.9
  Marion                     39             Pending         Owned                       --                --
  Muncie                     39             Pending         Owned                       --              10.3
  New Albany                 39             Pending         Owned                       --                --
  New Castle                 39             Pending         Owned                       --                --
  Seymour                    39             Pending         Owned                       --                --
  Warsaw                     39             10/97           Owned                     32.5              48.7

New Jersey
  Bridgeton                  39             Pending         Owned                       --                --
  Burlington                 39             11/97           Owned                       --              46.2
  Glassboro                  39             03/97           Leased                    80.7             100.0
  Millville                  39             05/97           Leased                    55.9              92.3
  Pennsville                 39             11/97           Owned                       --              53.9
  Rio Grande                 39             11/97           Owned                     45.1              87.2
  Vineland                   39             01/97           Leased                    89.0              97.4

Ohio
  Bellefountaine             35             03/97           Owned(3)                  45.5              91.4
  Bucyrus                    35             01/97           Owned(3)                  58.4              74.3
  Cambridge                  39             10/97           Owned                       --                --
  Celina                     39             04/97           Owned                     50.2              74.4
  Defiance                   35             02/97           Owned(3)                  44.0              65.7
  Findlay                    39             03/97           Owned(3)                   8.6               7.7
  Fremont                    39             07/97           Leased(3)                 41.7              48.7

                                                                                   Average
                                           Date                                   Occupancy         Occupancy
  Residence                Units         Licensed        Ownership(1)              12/31/97          2/28/98
  ---------                -----         --------        ------------             ---------         ---------
Eastern Region Continued (Ohio)
------------------------------
  Greenville                 39             02/97           Owned(3)                  37.5%             64.1%
  Hillsboro                  39             Pending         Owned                       --                --
  Kenton                     35             03/97           Owned(3)                  16.6              37.1
  Lima                       39             06/97           Owned(3)                  49.8              92.3
  Marion                     39             04/97           Owned(3)                  40.2              48.7
  Newark                     39             10/97           Leased(3)                 31.0              56.4
  Tiffin                     39             06/97           Leased(3)                 35.4              41.0
  Troy                       39             03/97           Leased                    27.5              69.2
  Wheelersburg               39             09/97           Leased(3)                 13.5              18.0
  Zainesville                39             12/97           Owned                       --              33.3

Pennsylvania
  Butler                     39             12/97           Owned                       --              25.6
  Hermitage                  39             Pending         Owned                       --                --
  Indiana                    39             Pending         Owned                       --                --
  Latrobe                    39             12/97           Owned                       --              18.0
  Lower Burrel               39             01/97           Owned                       --              25.6
  New Castle                 39             Pending         Owned                       --                --
  Pennshills                 39             Pending         Owned                       --                --
  Uniontown                  39             Pending         Owned                       --                --

South Carolina
  Aiken                      39             Pending         Owned                       --              23.1
  Clinton                    39             11/97           Owned                       --              25.6
  Greenwood                  39             Pending         Owned                       --                --
  Summerville                39             Pending         Owned                       --              25.6

_____________

(1) The initial lease terms range from 10 to 20 years. The Company is responsible for all costs including repairs to the residences, property taxes, and other direct operating costs of the residences. Building rent is recorded on a straight-line basis for those residences which have a specified rent increase. Building rent is recorded as incurred for those residences which have annual increases based on an increase in the consumer price index or other contingency. (See "Liquidity and Capital Resources" for future commitments regarding lease financing.)
(2) As of February 28, 1997, the Company owned 15 residences which were subject to permanent mortgage financing with the remaining properties being unencumbered. (See "Liquidity and Capital Resources" for future commitments regarding mortgage financing.)
(3) The Company has entered into a noncancelable management agreement with a joint venture in which the Company owns a 10% interest. The Company manages the residences for an amount equal to the greater of 8% of gross revenue or $2,000 per month per residence. The revenues and expenses of the joint venture are consolidated with those of the Company. (See "Risk Factors - Anticpated Operating Losses of New Residences")

The Company also leases in total approximately 8,000 square feet of office space for the Corporate and Regional offices in Portland, Oregon, Dallas, Texas and Dublin, Ohio.

CONSTRUCTION AND DEVELOPMENT ACTIVITIES

  The Company is developing additional residences in Washington, Arizona, Indiana, Iowa, New Jersey, South Carolina and three other states. As of February 28, 1998, the Company had commenced construction on 26 residences with a total of 1,006 units. See "Risk Factors - No Assurances as to Ability to Develop or Acquire Additional Living Residences."

  As of February 28, 1998, the Company had optioned or had entered into land purchase agreements for the development of 24 sites (959 units). The Company has made option payments or earest money deposits relating to these sites and has completed or is in the process of completing its demographic analysis and initial architectural plans for purposes of building assisted living residences.

  The Company generally locates its residences in well-established residential neighborhoods in smaller rural and suburban communities, where the population typically ranges from 10,000 to 40,000 with a higher than average percentage of middle aged or elderly individuals. To provide the appropriate level of personal care efficiently and economically, and to ensure that residents are not intimidated by residence size, the Company develops residences ranging in size from 30 to 50 residential units and containing approximately 16,000 to 32,000 total square feet, with studio and one bedroom units comprising an average of 320 square feet and 450 square feet, respectively, of private living space.

  The Company either retains outside developers to construct residences or acquires newly constructed residences from developers under "turn-key" agreements. The Company approves all aspects of development including, among other things, market feasibility, site selection, plans and specifications, the proposed construction budget and selection of the architect and general contractor. The Company estimates the average construction time for a typical residence to be approximately five to nine months, depending upon the number of units. The Company estimates that, once licensed, it takes approximately twelve months for each residence to achieve a stabilized occupancy level of 95% or higher. The Company anticipates that each residence will have an operating loss (prior to depreciation, rent or interest, if any) of $20,000 during the first four months of operation. To the extent the Company sells and leases back or otherwise finances a residence, the aggregate loss for the first four months of operation may increase up to $100,000.


ITEM 3. LEGAL PROCEEDINGS

  The Company is involved in various lawsuits and claims arising in the normal course of business. In the opinion of management of the Company, although the outcomes of these suits and claims are uncertain, in the aggregate they should not have a material adverse effect on the Company's business, financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Company's Common Stock, par value $0.01 (the "Common Stock"), is listed and traded on the American Stock Exchange ("AMEX") under the symbol "ALF." The following table sets forth the high and low closing sales prices of the Common Stock, as reported by the AMEX, for the periods indicated.

                                                            1996                       1997
                                                     HIGH           LOW          HIGH         LOW
                                                  -----------   -----------   ----------   ----------
     Years ended December 31:
     1st Quarter                                       $10.68        $ 7.13       $10.06        $6.63
     2nd Quarter                                        14.50          9.88        11.13         8.88
     3rd Quarter                                        19.75         13.25        10.25         8.25
     4th Quarter                                        22.38         15.75         9.94         7.19

  As of February 27, 1998, the Company had approximately 81 holders of record of Common Stock. The Company is unable to estimate the number of additional stockholders whose shares are held for them in street name or nominee accounts.

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

ITEM 6. SELECTED FINANCIAL DATA

  The following table presents selected historical condensed consolidated financial data for the Company. The selected financial data below should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, and the information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 to 24.

                                                                               Years ended December 31,
                                                                         (in thousands, except per share data)
                                                                      1995                  1996               1997
                                                                    --------              --------           --------
CONSOLIDATED STATEMENTS OF OPERATIONS:
Revenue...............................................               $ 4,067              $ 18,949           $ 48,673
Operating expenses:
  General operating expenses..........................                 2,779                12,116             30,271
  Corporate general and administrative................                 1,252                 1,649              2,780
  Building rentals....................................                   798                 4,152              9,828
  Depreciation and amortization.......................                   296                   990              3,021
                                                                     -------              --------           --------
                    Total operating expenses..........                 5,125                18,907             45,900
                                                                     -------              --------           --------

Operating income (loss)...............................                (1,058)                   42              2,773
Other income, net.....................................                   483                   107              3,563
                                                                     -------              --------           --------
Income (loss) before income taxes                                       (575)                  149              6,336
Provision for income taxes                                                --                    --              2,127
                                                                     -------              --------           --------
Net income (loss).....................................               $  (575)             $    149           $  4,209
                                                                     =======              ========           ========

Net income (loss) per share (basic)...................               $  (.10)             $    .02           $     35
Net income (loss) per share (diluted).................               $  (.10)             $    .01           $    .34

Weighted average common shares outstanding (basic)....                 6,000                 8,802             11,871
Weighted average common shares outstanding (diluted)..                 6,000                11,292             14,190

CONSOLIDATED BALANCE SHEET DATA:
Working capital.......................................               $(5,320)             $(26,372)          $ 40,961
Total assets..........................................                53,546               130,507            298,305
Long-term debt, excluding current portion.............                24,553                32,683            126,212
Stockholders' equity..................................                15,644                59,059            141,015

QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands except per share data)

                                   1996 Quarterly Financial Data                          1997 Quarterly Financial Data
                             --------------------------------------------------   -------------------------------------------------
Results of Operation           1st       2nd       3rd        4th       Year to     1st       2nd       3rd       4th      Year to
                               Qtr       Qtr       Qtr        Qtr        Date       Qtr       Qtr       Qtr       Qtr        Date
                             ------    ------    -------    -------     -------   -------   -------   -------   -------     -------
Revenue                      $2,750    $3,742    $ 5,171    $ 7,286     $18,949   $ 9,244   $10,848   $12,505   $16,076     $48,673
Operating income (loss)        (178)      (93)       (41)       354          42       845       904       421       603       2,773
Net income (loss)              (187)       16       (238)       558         149       664       967       996     1,582       4,209
Weighted average
Basic shares outstanding      6,000     6,003     10,530     11,004       8,802    11,004    11,044    11,084    14,429      11,871
Diluted shares outstanding    6,000     6,003     10,530     13,025      11,292    13,144    13,280    13,517    16,721      14,190
Basic EPS(1)                 $ (.03)   $  .01    $  (.02)   $   .04     $   .02   $   .06   $   .09   $   .09   $   .11     $   .35
Diluted EPS(1)               $ (.03)   $  .01    $  (.02)   $   .01     $   .01   $   .06   $   .08   $   .09   $   .11     $   .34

(1) Quarter net income (loss) per share amounts may not add to the full year total due to rounding.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

  The Company operates, owns, leases and develops free-standing assisted living residences, primarily in small middle-market rural and suburban communities with a population typically ranging from 10,000 to 40,000. Currently the Company has operations in 13 states. The Company also provides personal care and support services, and makes available routine nursing services (as permitted by applicable regulations) designed to meet the personal and health care needs of its residents.

  The Company has experienced significant growth since the completion of its initial public offering in November 1994, growing from a base of five residences (137 units) primarily through the development of assisted living residences. As of February 28, 1998, the Company owned or leased a total of 139 residences (5,235 units). Of these the Company owned 71 residences (2,727 units) and leased 68 residences (2,508 units).

  The Company derives its revenues primarily from resident fees for the delivery of assisted living services. Resident fees typically are paid monthly by residents, their families, state Medicaid agencies or other responsible parties. Resident fees include revenue derived from a multi-tiered rate structure which varies based on the level of care required. Resident fees are recognized as revenues when services are provided. Operating expenses include (i) residence operating expenses, such as staff payroll, food, property taxes, utilities, insurance and other direct residence operating expenses, (ii) general and administrative expenses consisting of corporate and support function such as legal, accounting and other administrative expenses, (iii) building rentals and
(iv) depreciation and amortization.

  As of December 31, 1997, the Company was operating or had received a Certificate of Occupancy on 130 residences (4,888 units) of which 105 residences (3,875 units) had operating results.

  Operating results for the year ended December 31, 1997, including the operating results of 105 residences (3,875 units) and the Company's corporate overhead, are not necessarily indicative of the Company's future operating financial performance as the Company intends to significantly expand its operating base of residences in 1998 and 1999. Based on the Company's development schedule, the number of residences planned to open in 1998 ranges from 60 to 70. The Company anticipates that each residence will have an operating loss (prior to depreciation, rent or interest, if any) of $20,000 during the first four months of operation. To the extent the Company sells and leases back or otherwise finances a residence, the aggregate loss for the first four months of operation may increase up to $100,000. The Company estimates the aggregate losses to be incurred during 1998 due to the opening of buildings will range from $1.0 million to $3.2 million.

  The estimated cost to complete construction and fund start up losses for the new residences that are currently planned to be developed during the 12 months ended December 31, 1998 is between $160 million and $190 million. The Company anticipates that it will use a combination of the proceeds received from the common stock offering and convertible debentures completed in October of 1997, construction lines of credit, sale and leaseback transactions and cash generated from operations to fund this development activity. The total capitalized cost to develop, construct and open a new residence, including land acquisition and construction costs currently ranges from approximately $1.6 million to $3.5 million. These costs vary considerably based on a variety of site-specific factors. See "Liquidity and Capital Resources" and "Risk Factors - Need for Additional Financing to Fund Future Development and Acquisitions; Leverage."

  In April 1997, in order to mitigate the impact of start-up losses associated with the opening of newly constructed residences, the Company entered into a joint venture agreement with a third-party investor to operate certain new assisted living residences owned and developed by the Company. Pursuant to the joint venture agreement, the Company has acquired a 10% interest for $300,000 and the joint venture partner has acquired a 90% interest for $2.0 million in the joint venture. The joint venture concurrently entered into a non-cancelable management agreement with the Company pursuant to which the Company manages the properties operated by the joint venture for an amount equal to the greater of 8% of gross revenues or $2,000 per month per property. As of December 31, 1997, 17 residences owned or leased by the Company were being operated by the joint venture. The revenues and expenses of the joint venture are consolidated with those of the Company. In addition, the Company recognizes 10% of the losses or profits, if any, of the joint venture, net of management fees paid to the Company. The Company may seek to acquire the joint venture partner's 90% interest in the future, but currently has no contractual right to purchase such interest. While the use of such joint venture agreements is intended to mitigate the impact on the Company of start-up losses associated with the opening of new residences the Company may, to the extent it does not acquire the partner's interest, forgo a portion of future operating profits, if any, from the residences operated by the joint venture. The Company expects it will, from time to time, enter into up to five to ten additional partnering arrangements per quarter, which may be similar to the current structure, for some of its future development projects. There can be no assurance that the Company will be able to enter into any such future arrangements or, if entered into, that such arrangements will achieve the desired results.

  The following table sets forth, for periods presented, the number of total residences and units operated, average occupancy rates and the sources of revenue for the Company. The portion of revenues received from state Medicaid agencies are labeled as "Medicaid state portion" while the portion of the Company's revenues that a Medicaid-eligible resident must pay out of his or her own resources is labeled "Medicaid resident portion".

                                                                                        Year ended December 31,
Total Residences                                                                 1995                  1996                 1997
----------------------------------------------------------------     ----------------      ----------------     ----------------

Residences operated  (end of period)                                               19                    51                  105
Units operated (end of period)                                                    595                 1,768                3,875
Average occupancy rate                                                           82.3%                 80.4%                74.4%
Sources of revenue
  Medicaid state portion                                                         21.4%                 13.8%                11.3%
  Medicaid resident portion                                                       9.6%                  7.6%                 6.0%
  Private                                                                        69.0%                 78.6%                82.7%
                                                                     ----------------      ----------------     ----------------
Total                                                                           100.0%                100.0%               100.0%
                                                                     ================      ================     ================


  The following table sets forth, for the periods presented for Stabilized Residences, the total number of residences and units operated, average occupancy rates and the sources of revenue for the Company. Stabilized Residences are defined as those residences which were operating for more than twelve months prior to the beginning of the period or had achieved a 95% occupancy rate as of the beginning of the reporting period.

                                                                                        Year ended December 31,
Stabilized Residences                                                            1995                  1996                 1997
----------------------------------------------------------------     ----------------      ----------------     ----------------
Residences operated  (end of period)                                                5                     7                   27
Units operated (end of period)                                                    137                   204                  905
Average occupancy rate                                                           99.1%                 96.5%                95.8%
Sources of revenue:
  Medicaid state portion                                                         23.9%                 19.9%                13.1%
  Medicaid resident portion                                                      11.3%                 11.5%                 7.5%
  Private                                                                        64.8%                 68.6%                79.4%
                                                                     ----------------      ----------------     ----------------
Total                                                                           100.0%                100.0%               100.0%
                                                                     ================      ================     ================

  The following table sets forth, for the periods presented for Start-up Residences, the total number of residences and units operated, average occupancy rates and the sources of revenue for the Company. Start-up Residences are defined as those residences which were operating for less than twelve months prior to the beginning of the period or had not achieved a 95% occupancy rate as of the beginning of the reporting period.

                                                                                        Year ended December 31,
Start-up Residences                                                              1995                  1996                 1997
----------------------------------------------------------------     ----------------      ----------------     ----------------
Residences operated  (end of period)                                               14                    44                   78
Units operated (end of period)                                                    458                 1,564                2,970
Average occupancy rate                                                           77.3%                 76.9%                66.0%
Sources of revenue:
  Medicaid state portion                                                         16.4%                 11.2%                10.6%
  Medicaid resident portion                                                       6.3%                  6.0%                 5.3%
  Private                                                                        77.3%                 82.8%                84.1%
                                                                     ----------------      ----------------     ----------------
Total                                                                           100.0%                100.0%               100.0%
                                                                     ================      ================     ================

  The following table sets forth, for the periods presented for Same Store Residences, the total number of residences and units operated, average occupancy rates and the sources of revenue for the Company. Same Store Residences are defined as those residences which were operating throughout comparable periods.

                                                                                        Year ended December 31,
Same Store Residences                                                            1995                  1996                 1997
----------------------------------------------------------------     ----------------      ----------------     ----------------
Residences operated  (end of period)                                                5                    19                   51
Units operated (end of period)                                                    137                   595                1,768
Average occupancy rate                                                           99.1%                 82.3%                80.4%
Sources of revenue:
  Medicaid state portion                                                         23.9%                 21.4%                13.8%
  Medicaid resident portion                                                      11.3%                  9.6%                 7.6%
  Private                                                                        64.8%                 69.0%                78.6%
                                                                     ----------------      ----------------     ----------------
Total                                                                           100.0%                100.0%               100.0%
                                                                     ================      ================     ================


  The following tables relating to Stabilized Residences, Start-up Residences and Same Store Residences exclude the effects of corporate level expenses, including general and administrative expenses and corporate level interest expense. In addition, the following tables exclude the effect of the capitalization of corporate and property level interest expense.

  The following table sets forth, for the periods presented, the results of operations for Stabilized Residences (in thousands).

                                                                                        Year ended December 31,
Stabilized Residences                                                            1995                  1996                 1997
----------------------------------------------------------------     ----------------      ----------------     ----------------
Revenue                                                                        $2,699                $4,084              $18,453
Residence operating expenses                                                    1,667                 2,412               10,437
                                                                     ----------------      ----------------     ----------------
  Residence operating income                                                    1,032                 1,672                8,016
Building rentals                                                                  500                   780                3,517
Depreciation and amortization                                                     116                   120                  543
                                                                     ----------------      ----------------     ----------------
  Total other operating expenses                                                  616                   900                4,060
                                                                     ----------------      ----------------     ----------------
    Operating income                                                              416                   772                3,956
Other interest expense, net                                                       147                   217                1,107
                                                                     ----------------      ----------------     ----------------
Income  before taxes                                                           $  269                $  555              $ 2,849
                                                                     ================      ================     ================

  The following tables sets forth, for the periods presented, the results of operations for Start-up Residences (in thousands).

                                                                                        Year ended December 31,
Start-up Residences                                                              1995                  1996                 1997
----------------------------------------------------------------     ----------------      ----------------     ----------------
Revenue                                                                       $ 1,368               $14,865              $29,024
Residence operating expenses                                                    1,112                 9,704               19,017
                                                                     ----------------      ----------------     ----------------
  Residence operating income                                                      256                 5,161               10,007
Building rentals                                                                  298                 3,372                6,277
Depreciation and amortization                                                     180                   809                2,256
                                                                     ----------------      ----------------     ----------------
  Total other operating expenses                                                  478                 4,181                8,533
                                                                     ----------------      ----------------     ----------------
    Operating income (loss)                                                      (222)                  980                1,474
Other interest expense, net                                                         4                   603                1,525
                                                                     ----------------      ----------------     ----------------
Income (loss) before taxes                                           $           (226)              $   377     $            (51)
                                                                     ================      ================     ================

  The following table sets forth, for the periods presented, the results of operations for the 19 residences which were operating for both periods in their entirety (in thousands).

                                                                                       Year ended December 31,
Same Store Residences                                                             1996                        1997
----------------------------------------------------------------            ----------------            ----------------
Revenue                                                                              $10,877                     $12,397
Residence operating expenses                                                           6,565                       7,056
                                                                            ----------------            ----------------
  Residence operating income                                                           4,312                       5,341
Building rentals                                                                       2,170                       2,270
Depreciation and amortization                                                            473                         449
                                                                            ----------------            ----------------
  Total other operating expenses                                                       2,643                       2,719
                                                                            ----------------            ----------------
    Operating income                                                                   1,669                       2,622
Other expense, net                                                                       722                         782
                                                                            ----------------            ----------------
Income before taxes                                                                  $   947                     $ 1,840
                                                                            ================            ================



RESULTS OF OPERATIONS

Year ended December 31, 1997 to year ended December 31, 1996

  The Company had net income of $4.2 million or $.34 per diluted share, on revenue of $48.7 million for the year ended December 31, 1997, compared to net income of $149,000 or $.01 per diluted share, on revenues of $18.9 million for the year ended December 31, 1996.

  Revenue. For the year ended December 31, 1997, revenues were $48.7 million as compared to $18.9 million for the year ended December 31, 1996, an increase of $29.8 million. Of this increase, $15.1 million or 50.7% related to the opening of an additional 54 operating residences (2,107 units) since December 31, 1996. The remaining $14.7 million or 49.3% of the increase was attributable to the 51 residences that had operating results as of December 31, 1997. For the year ended December 31, 1997, revenues for the 19 Same Store Residences were $12.4 million as compared to $10.9 million for the year ended December 31, 1996, an increase of $1.5 million or 13.8%. This increase for the 19 Same Store Residences was primarily attributable to increases in average monthly rents to $1,772 from $1,670 during 1997. Of the $48.7 million in revenues reported for the year ended December 31, 1997, $18.5 million or 38.0% was attributable to Stabilized Residences, $29.0 million or 59.6% was attributable to Start-up Residences and the remaining $1.2 million was mainly due to the ancillary revenues in connection with the acquisition of HCI.

  General Operating Expenses. For the year ended December 31, 1997, general operating expenses were $30.3 million as compared to $12.1 million for the year ended December 31, 1996, an increase of $18.2 million. Of this increase, $10.5 million or 57.7% related to the opening of an additional 54 operating residences (2,107 units) since December 31, 1996. The remaining $7.7 million or 42.3% of the increase was attributable to the 51 residences that had operating results as of December 31, 1997. For the year ended December 31, 1997, residence operating expenses for the 19 Same Store Residences were $7.1 million as compared to $6.6 million for the year ended December 31, 1996, an increase of $500,000 on these 19 residences. This increase is due to the increase in staffing and food costs to accommodate the increase in occupancy. Occupancy at these 19 residences increased to 96.1% from 89.8% during the period. Of the $30.3 million in residence operation expenses reported for the year ended December 31, 1997, $10.4 million or 34.3% was attributable to Stabilized Residences, $19.0 million or 62.7% was attributable to Start-Up Residences and approximately $900,000 was attributable to the ancillary services provided by HCI.

  Corporate General and Administrative. Corporate general and administrative expenses for the year ended December 31, 1997 were $2.8 million compared to $1.6 million for 1996. This increase is a direct result of additional staffing to cover the increase in corporate activity, travel associated with new residences located in other states, and the establishment and on-going expenses of the regional offices.

  Building Rentals. Building rentals for the year ended December 31, 1997 were $9.8 million, compared to the year ended December 31, 1996 of $4.2 million which represents an increase of 133%. The increase in building rentals is directly related to the 36 operating leases entered into during 1997, of which 30 were sale lease back transactions. The Company ended the year with 67 leases compared to the 31 leases at the end of 1996.

  Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 1997 was $3.0 million, compared to the depreciation for the year ended December 31, 1996 of $990,000 which represents an increase of 303%. This increase is the result of additional facilities developed and owned by the Company during 1997.

  Other Income, Net.   Interest expense, net of capitalized interest, was
$930,000 for the year ended December 31, 1997 compared to $0 for the year ended December 31, 1996. The Company's gross interest expenses was $8.3 million for the year ended December 31, 1997 compared to $2.2 million for the year ended December 31, 1996, an increase of $6.1 million. The increase in interest expense is due to temporary construction financing to fund development activity. Capitalized interest for the year ended December 31, 1997 was $7.4 million compared to $2.2 million for the year ended December 31, 1996.

  Interest Income was $1.6 million for the year ended December 31, 1997 compared to $455,000 for the year ended December 31, 1996, an increase of $1.2 million. The increase in interest income is directly related to the offerings completed in October of 1997 from which the Company received approximately $155 million net of offering expense of approximately $8.4 million.

  Other income (expense) was $2.9 million for the year ended December 31, 1997 compared to an expense of $348,000 for the year ended December 31, 1996, an increase of $3.2 million. Approximately $2.3 million of other income for the year ended December 31, 1997 represents that portion of the net operating losses of a joint venture (including management fees paid to the Company) attributable to the Company's joint venture partner. The remaining $600,000 related to development fees received by the Company from HCI prior to its acquisition by the Company. The $348,000 expense for the year ended December 31, 1996 is a combination of a one-time charge of $426,000 relating to the conversion of $6.1 million of its $20.0 million 7% Debentures and, a gain on sale of real property of $82,000 for the year ended December 31, 1996.

  Income (Loss) Before Income Taxes. Income before income taxes for the year ended December 31, 1997 was $6.3 million compared to $149,000 for the year ended December 31, 1996, an increase of $6.2 million. The Company's income before income taxes has continued to increase as the number of operating residences increases. As the Company has matured in certain of its regions and occupancy has increased, the operating income of the residences in such regions has been able to cover general corporate overhead plus provide additional income.

  Provision for Income Taxes. The Company's provision for income taxes for the year ended December 31, 1997 was $2.1 million compared to $0 for the year ended December 31, 1996. The Company utilized all its operating loss carryforwards from previous periods to offset taxes otherwise payable through 1996.

  Net Income (Loss). The Company achieved net income of $4.2 million or $.34 per diluted share for the year ended December 31, 1997, compared to $149,000, or $.01 per diluted share for the year ended December 31, 1996. This is due to the number of residences opened in 1997 and the stabilization of those residences opened in 1996.


Year ended December 31, 1996 to year ended December 31, 1995

  The Company had net income of $149,000 or $.01 per diluted share on revenue of $18.9 million for the year ended December 31, 1996, compared to a net loss of $575,000 or $.10 per diluted share, on revenues of $4.1 million for the year ended December 31, 1995. The Company incurred a one-time charge of $426,000 during 1996 for the exchange of

405,666 shares of Common Stock on $6.1 million of 7% convertible debentures. The Company's net income prior to this one-time charge was $574,000 or $.07 per diluted share.

  Revenue. For the year ended December 31, 1996, revenues were $18.9 million as compared to $4.1 million for the year ended December 31, 1995, an increase of $14.8 million. Of this increase $14.7 million or 99.0% related to the opening of an additional 32 operating residences (1,173 units) since December 31, 1995. For the year ended December 31, 1996, revenues for the Same Store Residences were $2.8 million as compared to $2.7 million for the year ended December 31, 1995, an increase of $154,000 or 5.8% This increase for the Same Store Residences was primarily attributable to increases in average monthly rents to $1,756 from $1,704 during the period. Of the $18.9 million in revenues reported for the year ended December 31, 1996, $4.1 million or 21.7% was attributable to Stabilized Residences and $14.8 million or 78.3% was attributable to Start-Up Residences.

  General Operating Expenses. For the year ended December 31, 1996, general operating expenses were $12.1 million as compared to $2.8 million for the year ended December 31, 1995, an increase of $9.3 million. Substantially all of this increase was attributable to the addition of 32 operating residences (1,173 units) since December 31, 1995. For the year ended December 31, 1996, residence operating expenses for the Same Store Residences were relatively unchanged at approximately $1.6 million. Of the $12.1 million in general operating expenses reported for the year ended December 31, 1996, $2.4 million or 19.8% was attributable to Stabilized Residences and $9.7 million or 80.2% was attributable to Start-Up Residences.

  Corporate General and Administrative. Corporate general and administrative expenses for the year ended December 31, 1996 was $1.6 million compared to $1.3 million for 1995. This increase is a direct result of additional staffing to cover the increase in corporate activity, travel associated with new residences located in other states, and the establishment and on going expenses of the regional offices.

  Building Rentals. Building rentals for the year ended December 31, 1996 was $4.2 million, compared to $798,000 for the year ended December 31, 1995 which represents an increase of 426%. The increase in building rentals is directly related to the additional 22 sale leaseback transactions completed during 1996. The Company ended the year with 31 leases compared to the nine leases at the end of 1995.

  Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 1996 was $990,000, compared to the depreciation for the year ended December 31, 1995 of $296,000 which represents an increase of 234%. This increase is the result of an additional 14 residences that were developed by the Company in 1996 and were still owned as of December 31, 1996.

  Other income, net. For the year ended December 31, 1996, net interest expense was $0 compared to $96,000 for the year ended December 31, 1995. Gross interest expense for 1996 was $2.2 million as compared to $673,000 for 1995, an increase of $1.5 million. Of the increase, $1.4 million or 93.3% was attributable to the full year effect of interest expense associated with the 7% Debentures and the balance of $100,000 and 6.7% was attributable to mortgage bond financing. The Company capitalized $2.2 million of interest expense for 1996 compare to $577,000 for the comparable period in 1995. Interest income for the year ended December 31, 1996 was $455,000 as compared to $579,000 in 1995. In addition, in September 1996, the Company incurred a one-time charge of $426,000 relating to the conversion of $6.1 million of its $20.0 million 7% Debentures.

  Net Income (Loss). The Company achieved net income of $149,000 or $.01 per diluted share for the year ended December 31, 1996, compared to a net loss of $575,000, or $.10 per diluted share for the year ended December 31, 1995. This is due to the number of residences opened in 1996 and the stabilization of those residences opened in 1995.

LIQUIDITY AND CAPITAL RESOURCES

  As of December 31, 1997, the Company had positive working capital of $41.0 million. The Company had $63.4 million in cash and cash equivalents as of December 31, 1997, compared to $2.1 million as of December 31, 1996. The increase is attributed primarily to the underwritten public offering of 4.1 million shares of Common Stock and $86.3 million in principal amount of Convertible Subordinated Debentures due 2002 completed in October of 1997 which netted the Company approximately $155 million after deducting underwriters discounts and offering expenses.

  Net cash provided by operating activities was approximately $6.9 million for the year ended December 31, 1997. The primary source of funds was from net income of $4.2 adjusted for noncash changes in depreciation and amortization of $3.0 million. Other operating type items netted to a use of cash of $300,000. As of December 31, 1997, restricted cash balances were $1.9 million.

  Net cash used in investing activities totaled approximately $85.0 million for the year ended December 31, 1997. The primary use of cash was $160.8 million related to the development of new assisted living residences in Idaho, Oregon, Washington, Arizona, Texas, Indiana, Ohio, New Jersey, Pennsylvania and South Carolina. This was offset by proceeds of $74.1 million related to the sale lease back of 30 residences. In addition, the Company completed the acquisitions of Carriage House and HCI using $4.9 million. The Company received $6.6 million from restricted funds that were released by the Washington Housing Finance Commission.

  Net cash provided by financing activities totaled $139.4 million during the year ended December 31, 1997. The Company entered into an additional 19 construction financing loans which netted the Company $43.4 million. As of December 31, 1997, the Company had repaid $63.5 million of construction financing with $2.2 million in construction financing remaining. The Company completed mortgage financing with Idaho Housing and Finance Association on four Idaho Properties for $7.4 million.

  Capital expenditures for 1998 are estimated to approximate $160 million to $190 million, related primarily to the development of additional residences. As of February 28, 1998, the Company had started construction on 26 residences (1,006 units) in Washington, Indiana, Pennsylvania, Arizona, Ohio, Iowa, Nebraska, New Jersey, South Carolina and Louisiana. The Company had also entered into agreements pursuant to which it may purchase, subject to completion of due diligence and various other conditions, 24 (959 units) undeveloped sites. The Company intends to utilize current working capital resources to develop additional residences. In addition, as of February 28, 1998, the Company had outstanding $138 million in commitments from several health care REITs to finance additional residences through sale and leaseback transactions and $50 million in mortgage financing. The Company also anticipates being able to continue to utilize tax-exempt bond financing for approximately $28 million from the states of Ohio, Oregon and Washington. The Company does not anticipate any significant capital expenditures within the foreseeable future with respect to the residences developed since 1994 and those currently operating or those pending licensure as of February 28, 1998.

  The Company expects that its cash on hand, together with cash flow from operations and available REIT and mortgage financing, will be sufficient to meet its operating requirements and to fund its anticipated growth for at least the next 12 months. The Company expects to use a wide variety of financing sources to fund its future growth, including public and private debt and equity, conventional mortgage financing, unsecured bank financing, among other sources. There can be no assurances that financing from such sources will be available in the future, or if available that such financing will be available, on terms acceptable to the Company.

  As of December 31, 1997, the Company had invested excess cash balances in short-term certificates of deposit.

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

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which established requirements for disclosure of comprehensive income. The objective of SFAS No. 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. The Company will comply with the provisions of SFAS No. 130 in 1998.

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way segment information is reported for public companies and requires those companies to report selected segment information in interim financial reports to stockholders. The Statement is effective for financial statements for fiscal years beginning after December 15, 1997. The Company plans to adopt SFAS No. 131 for the fiscal year ended December 31, 1998.

RISK FACTORS

  Except for the historical information contained herein, the matters discussed herein are forward looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following discussion highlights some of these risks and others are discussed elsewhere herein or in other documents filed by the Company with the Securities and Exchange Commission.

  ANTICIPATED OPERATING LOSSES OF NEW RESIDENCES.   The Company anticipates that
each residence will have an operating loss (prior to depreciation, rent or interest, if any) of $20,000 during the first three to four months of operation. To the extent the Company sells a residence and leases it back or otherwise finances it, the aggregate loss may increase by up to an additional $100,000. The Company currently plans to open 60 to 70 residences in 1998. The Company estimates that the losses to be incurred during 1998 due to start-up residences could range from $1.0 million to $3.2 million. The success of the Company's future operations is directly tied to the expansion of its operational base. There can be no assurance that the Company will not experience unforeseen expenses, difficulties, complications and delays in connection with the expansion of its operational base which could have a material adverse effect on the Company's financial condition and results of operations.

  In April 1997, in order to mitigate the impact of start-up losses associated with the opening of newly constructed residences, the Company entered into a joint venture agreement with a third-party investor to operate certain new assisted living residences owned and developed by the Company. Pursuant to the joint venture agreement, the Company has acquired a 10% interest for $300,000 and the joint venture partner has acquired a 90% interest for $2.0 million in the joint venture. The joint venture concurrently entered into a non-cancelable management agreement with the Company pursuant to which the Company will manage the properties operated by the joint venture for an amount equal to the greater of 8% of gross revenues or $2,000 per month per property. As of December 31, 1997, 17 residences owned or leased by the Company were being operated by the joint venture. The revenues and expenses of the joint venture are consolidated with those of the Company. In addition, the Company will recognize 10% of the losses or profits, if any, of the joint venture, net of the effect of management fees paid to the Company. The Company may seek to acquire the joint venture partner's 90% interest in the future, but has no contractual right to purchase such interest. While the use of such joint venture agreements is intended to mitigate the impact on the Company of start-up losses associated the opening of new residences or otherwise, the Company may, to the extent it does not acquire the partner's interest, forgo a portion of future operating profits, if any, from the residences operated by the joint venture. The Company expects it will, from time to time, enter into additional partnering arrangements, which may be similar to the current structure, for some of its future development projects. There can be no assurance that the Company will be able to enter into any such future arrangements or, if entered into, that such arrangements will achieve the desired results.

  Due to the completion of the common stock and convertible subordinated debenture offerings in October of 1997 and the completion of the acquisitions of Carriage House and HCI, the Company expects to retain ownership of a greater number of its assisted living residences as well as to accelerate its development program. Historically, the Company has relied extensively on sale leaseback financings from REITs to finance its development efforts. The Company also expects to make additional investments in its management infrastructure to further support its growth strategy. While the Company believes that the resulting effects of the recent completed offerings, the increased focus on asset ownership, its accelerated development program and anticipated additions to its corporate infrastructure will negatively impact its earnings prospects over the next 12 to 18 months, it believes that these measures will positively affect its long-term prospects.

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

  NEED FOR ADDITIONAL FINANCING TO FUND FUTURE DEVELOPMENT AND ACQUISITIONS. To achieve its growth objectives, the Company will need to obtain sufficient financial resources to fund its development, construction and acquisition activities. The estimated cost to complete and fund start-up losses for new facilities that will be developed during 1998 is between $160 million and $190 million; accordingly, the Company's future growth will depend on its ability to obtain additional financing on acceptable terms. The Company will, from time to time, seek additional funding through public and/or private financing sources, including equity and/or debt financing. If additional funds are raised by issuing equity securities, the Company's stockholders may experience dilution. There can be no assurance that adequate funding will be available as needed or on terms acceptable to the Company. A lack of available funds may require the Company to delay or eliminate all or some of its development projects and acquisition plans.

  The Company's aggregate annual fixed debt and lease payment obligations as of February 28, 1998 totaled approximately $16.7 million. These fixed payment obligations will significantly increase as the Company pursues its development plan. Failure to meet these obligations may result in the Company being in default of its financing agreements and, as a consequence, the Company may lose its ability to operate any individual residence or other residences which may be cross-defaulted. There can no assurance that the Company will generate sufficient cash flow to meet its current or future obligations. The Company has not historically covered its fixed charges with earnings. In addition, the Company anticipates, there is a risk that, upon completion of construction, permanent financing for newly developed residences may not be available or may be available only on terms that are unfavorable or unacceptable to the Company.

  GEOGRAPHIC CONCENTRATION; DEPENDENCE ON STATE MEDICAID WAIVER PROGRAMS.    As
of December 31, 1997, 28.5% of the Company's properties are in Texas, 15.4% are in Oregon, 13.1% in Ohio and 10.8% in Washington; therefore, the Company is dependent on the economies of Texas, Oregon, Ohio and Washington and, to a certain extent, on the continued funding of state Medicaid waiver programs. During the year ended December 31, 1995, 1996 and 1997, direct payments received from state Medicaid agencies accounted for approximately 21.4%, 13.8%, and 11.3%, respectively of the Company's revenue while the tenant-paid portion of Medicaid residents accounted for approximately 9.6%, 7.6%, and 6.0%, respectively, of the Company's revenue during these periods. The Company expects that state Medicaid reimbursement programs will constitute a significant source of revenue for the Company in the future. The Company intends to continue developing and operating assisted living residences in other states. Adverse changes in general economic factors affecting these states' respective health care industries or in these states' laws and regulatory environment, including Medicaid reimbursement rates, could have a material adverse effect on the Company's financial condition and results of operations.

  DEPENDENCE ON REIMBURSEMENT BY THIRD-PARTY PAYORS. A portion of the Company's revenues will be dependent upon reimbursement from third-party payors, including state Medicaid programs and private insurers. For the years ended December 31, 1995, 1996 and 1997, the Company received, as a percentage of total revenue, under Medicaid programs 21.4%, 13.8%, and 11.3%, respectively. Furthermore, there can be no assurance the Company's proportionate percentage of revenue received from Medicaid programs will not increase. The revenues and profitability of the Company will be affected by the continuing efforts of governmental and private third-party payors to contain or reduce the costs of health care by attempting to lower reimbursement rates, increasing case management review of services and negotiating reduced contract pricing. In an attempt to reduce the federal and certain state budget deficits, there have been, and management expects that there will continue to be, a number of proposals to limit Medicaid reimbursement in general. Adoption of any such proposals at either the federal or the state level could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

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

  State and local laws regulating the Company's operations vary significantly from one jurisdiction to another. In certain states in which the Company is currently developing assisted living facilities, a certificate of need or other similar approval may be required for the acquisition or construction of new facilities, the expansion of the number of licensed units or beds or services, or the opening of a home health care agency or hospice. The Company could be adversely affected by the failure or inability to obtain such approval, changes in the standards applicable for such approval and possible delays and expenses associated with obtaining such approval.

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

  PRICING PRESSURES. The health care services industry is currently experiencing market-driven reforms from forces within and outside the industry that are exerting pressure on health care and related companies to reduce health care costs. These market-driven reforms are resulting in industry-wide consolidation that is expected to increase the downward pressure on health care service providers' margins, as larger buyer and supplier groups exert pricing pressure on health care providers. The ultimate timing or effect of market-driven reforms cannot be predicted. No assurance can be given that any such reforms will not have a material adverse effect on the Company's business, results of operations, financial condition and prospects.

  HEALTH CARE REFORM. Health care and related services is an area of extensive and dynamic regulatory change. Changes in the law, new interpretations of existing laws, or changes in payment methodology, may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors and may be applied retroactively.

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

  STAFFING AND LABOR COSTS. The Company will compete with other providers of long-term care with respect to attracting and retaining qualified personnel. The Company will also be dependent upon the available labor pool of low-wage employees. A shortage of nurses and/or trained personnel may require the Company to enhance its wage and benefits package in order to compete. No assurance can be given that the Company's labor costs will not increase, or that, if they do increase, they can be matched by corresponding increases in revenues.

  COMPETITION. The long-term care industry is highly competitive and the Company expects that the assisted living business, in particular, will become more competitive in the future. The Company will be competing with numerous other companies providing similar long-term care alternatives, such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. The Company expects that as assisted living receives increased attention and the number of states which include assisted living in their Medicaid waiver programs increases, competition will grow from new markets entrants, including publicly and privately held companies focusing primarily on assisted living. Nursing facilities that provide long-term care services are also a source of competition to the Company. Moreover, in the implementation of the Company's expansion program, the Company expects to face competition for development and acquisitions of assisted living residences. Some of the Company's present and potential competitors are significantly larger and have, or may obtain, greater financial resources than those of the Company. Consequently, there can be no assurance that the Company will not encounter increased competition in the future which could limit its ability to attract residents or expand its business and could have a material adverse effect on the Company's financial condition, results of operations and prospects.

  DIFFICULTIES OF MANAGING RAPID GROWTH. The Company expects that the number of residences which it owns, leases or otherwise operates will increase substantially as it pursues its growth strategy. This rapid growth will place significant demands on the Company's management resources. The Company's ability to manage its growth effectively will require it to continue to expand its operational, financial and management information systems and to continue to attract, train, motivate, manage and retain key employees. To the extent such growth is attributable to acquisitions of existing facilities or businesses, the Company's success will depend partly on its ability to integrate effectively such facilities and businesses into the Company's management, information and operating systems. If the Company is unable to manage its growth effectively, its business, financial condition and results of operations could be adversely affected.

  DEPENDENCE ON SENIOR MANAGEMENT AND SKILLED PERSONNEL. The Company depends, and will continue to depend, upon the services of Mr. McBride, its Chief Executive Officer, Dr. Wilson, its Chief Operating Officer and President, Ms. Marsh, its Vice President/Controller and Chief Accounting Officer, Mrs. Baldwin, its Director of Operations, Mr. Gordon, its Vice President/Treasurer, Ms. Haile, its Vice President/Financial Operations, Ms. Campbell, its Senior Vice President/General Counsel and Ms. Gorshe, its Vice President/Community Relations. The Company has entered into employment agreements with Mr. McBride and Dr. Wilson and has obtained a $500,000 key employee insurance policy covering Dr. Wilson's life. The Company is also dependent upon its ability to attract and retain management personnel who will be responsible for the day-to-day operations of each residence. The loss of the services of any or all of such officers or the Company's inability to attract additional management personnel in the future could have a material adverse effect on the Company's financial condition or results of operations.

  LIABILITY AND INSURANCE.   The provision of health care services entails an
inherent risk of liability. In recent years, participants in the long-term care industry have become subject to an increasing number of lawsuits alleging malpractice or related legal theories, many of which involve large claims and significant defense costs. The Company currently maintains liability insurance intended to cover such claims and the Company believes that its insurance is in keeping with industry standards. There can be no assurance, however, that claims in excess of the Company's insurance coverage or claims not covered by the Company insurance coverage (e.g., claims for punitive damages) will not arise. A successful claim against the Company not covered by, or in excess of, the Company's insurance coverage could have a material adverse effect upon the Company's financial condition and results of operations. Claims against the Company regardless of their merit or eventual outcome, may also have a material adverse effect upon the Company's ability to attract residents or expand its business and would require management to devote time to matters unrelated to the operation of the Company's business. In addition, the Company's insurance policies must be renewed annually. There can be no assurance that the Company will be able to obtain liability insurance coverage in the future or that, if such coverage is available, it will be available on acceptable terms.

  ENVIRONMENTAL RISKS.   Under various federal, state and local environmental
laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the cost of removal or remediation of certain hazardous or toxic substances, including, without limitation, asbestos-containing materials, that could be located on, in or under such property. Such laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial and the liability of an owner or operator as to any property is generally not limited under such laws and regulations and could exceed the property's value and the aggregate assets of the owner or operator. The presence of these substances or failure to remediate such substances properly may also adversely affect the owner's ability to sell or rent the property, or to borrow using the property as collateral. Under these laws and regulations, an owner, operator or an entity that arranges for the disposal of hazardous or toxic substances, such as asbestos-containing materials, at a disposal site may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site. In connection with the ownership or operation of its properties, the Company could be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties. As a result, the presence, with or without the Company's knowledge, of hazardous or toxic substances at any property held or operated by the Company, or acquired or operated by the Company in the future, could have an adverse effect on the Company's business, financial condition and results of operations. Environmental audits performed on the Company's properties have not revealed any significant environmental liability that management believes would have a material adverse effect on the Company's business, financial condition or results of operations. No assurance can be given that existing environmental audits with respect to any other Company's properties reveal all environmental liabilities.

  POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Common Stock could be subject to significant fluctuations in response to various factors and events, including the liquidity of the market for the Common Stock, variations in the Company's operating results, new statutes or regulations or changes in the interpretation of existing statutes or regulations affecting the health care industry generally or assisted living residence businesses in particular. In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuation also may adversely affect the market price of the Common Stock.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Financial statements and supplementary data required by this Item 8 are set forth as indicated in Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 Not Applicable

                                 PART III

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company, their ages as of February 28, 1998 and positions are as follows:

  WILLIAM MCBRIDE III, age 37, is a co-founder of the Company and has been a director since its formation, and currently serves as Chief Executive Officer and Chairman of the Board of Directors. From August 1992 to September 1997 Mr. McBride served as President and Chief Operating Officer of LTC Properties, Inc. ( LTC ), a health care real estate investment trust specializing in the long-term care industry, which was co-founded by Mr. McBride in 1992. Prior to founding LTC., Mr. McBride was employed from April 1988 to July 1992 by Beverly Enterprises, Inc., an owner/operator of long-term care facilities, retirement living facilities and pharmacies where he served as Vice President, Controller and Chief Accounting Officer. From 1982 to 1988, Mr. McBride was employed by the public accounting firm of Ernst & Young.

  DR. KEREN B. WILSON, age 49, is a co-founder of the Company and became the President/Chief Operating Officer of the Company upon its formation in July 1994, and currently serves as Vice Chair of the Board of Directors. Dr. Wilson has over twenty years of experience in aging service delivery systems and has, for the past twelve years, focused primarily on assisted living. From 1988 to September 1994, Dr. Wilson was the President and sole director of Concepts in Community Living, a corporation which specializes in the development and management of assisted living residences. From 1992 to August 1994, Dr. Wilson was also President of Sterling Management Company, a company which provides management services to private (non-Medicaid) assisted living facilities in the state of Kansas. From 1986 to 1988, Dr. Wilson was a Senior Vice President at Milestone, Inc., an assisted living development and management company. Prior to 1986, Dr. Wilson was an owner and management agent for Park Place Living Center in Portland, Oregon, and the Director of Research and Education for the Oregon Association of Homes for the Aging in Portland, Oregon. Since 1983, Dr. Wilson has also been an Associate Professor at the Institute for Aging at Portland State University. In these capacities, Dr. Wilson was responsible for designing, developing and managing the state of Oregon's first assisted living residence along with the state's first Medicaid-eligible assisted living residence.

  RHONDA S. MARSH, age 31, joined the Company as Controller in November 1995, and currently serves as Vice President, Controller and Chief Accounting Officer. From March 1995 to October 1995, Ms Marsh was Compliance Controller and Acting Accounting Manager for Integrated Measurement Systems, Inc. From November 1992 to March 1995 Ms. Marsh worked at KPMG Peat Marwick L.L.P, an international accounting firm. From 1989 to October 1992, she was the Corporate Controller of Evergreen International Aviation, Inc.

  STEPHEN GORDON, age 48, was appointed Vice President and Treasurer in January of 1998. He also served as Chief Administrative Officer from July 1995 and Chief Financial Officer from December 1995 and has over twenty years of financial services industry experience, and currently serves as Vice President and Treasurer. From April 1990 to July 1995, Mr. Gordon was the manager of Housing Finance for the Oregon Housing and Community Services Department. In this capacity, Mr. Gordon was instrumental in the development of over 5,000 units of affordable housing for the state. Under the state's elderly and disabled program, Mr. Gordon was responsible for the funding of over 1,000 units of assisted living housing for the elderly. Mr. Gordon has a Bachelor of Science Degree from the University of California, Los Angeles.

  NANCY GORSHE, age 47, joined the Company as Vice President of Community Relations in January of 1998 and has over twenty years of experience in the field of geriatric health, community and long term care and housing. Prior to joining ALC, she was President of Franciscan ElderCare Corporation which is comprised of nursing homes, assisted living facilities, and subacute units in nursing homes and hospitals from 1993 to 1997. In addition Ms. Gorshe has served as Executive Director.

  SANDRA CAMPBELL, age 51, joined the Company as Senior Vice President, Legal Counsel and Secretary in January of 1998. Ms. Campbell has over 15 years of experience in practicing law in real property, secured transactions and general business law. Prior to joining ALC she was a partner in the law firm, Bullivant Houser Bailey where she was employed from April 1995 to December 1998. From January 1992 to April 1995, Ms Campbell served as Chief Legal Counsel for First Fidelity Thrift & Loan Association.

  CONNIE J. BALDWIN, age 53, has over twenty years of experience in designing and implementing services to the elderly and joined the Company in February 1995 as Director of Operations. From December 1993 to January 1995, Ms. Baldwin was Executive Director for the Center for Developing Older Adult Resources, a non-profit entity in Phoenix, Arizona. From

September 1990 to December 1993, she was the Health Care Administrator for Managed Care Systems, a division of the state of Arizona's Long-Term Care Medicaid Program. In addition, Ms. Baldwin has held the position of Manager of Home and Community Based Care in the State of Oregon with the Senior and Disabled Services Department and was instrumental in the development of the State's assisted living rules.

  JANE HAILE, age 41, joined the company as Treasurer in 1996, and currently serves as Vice President of Financial Operations. From October 1995 to June 1996, Ms. Haile was Acting Controller for Analogy, Inc. From 1991 to 1996, Ms. Haile was the Reporting Manager for MMI Companies, Inc., a healthcare insurance and risk management provider.

    Information concerning the directors of the Company is incorporated by reference to the section entitled "Election of Directors" in the Company's definitive Proxy Statement with respect to the Company's 1998 Annual Meeting to be filed with the Securities and Exchange Commission within 120 days of December 31, 1997 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 20, 1998, to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of the Stockholders to be held May 20, 1998, to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of the Stockholders to be held May 20, 1998, to be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  1 and 2.   Consolidated Financial Statements and Financial Statement
     Schedules.

  The financial statements and financial statement schedules listed in the accompanying index to financial statements and financial statement schedules are filed as part of this Annual Report.

     3.  Exhibits

  Those Exhibits required to be filed by Item 601 of Regulation S-K are listed on the accompanying index immediately following the signature page and are filed as part of this Report.

(b)  Reports on Form 8-K

  On October 2, 1997, the Company filed a report on Form 8-K reporting the Company's plans to acquire Home and Community Care, Inc., the resignation of Mr. Andre Dimitriadis from the Board of Directors of the Company as of September 8, 1997 and the election of Mr. William McBride III as the Company's New Chief Executive Officer and the election of Dr. Keren Brown Wilson who has been the Chief Executive Officer and President of the Company as the Chief Operating Officer, President and Vice Chairman of the Company.

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

                 ASSISTED LIVING CONCEPTS INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14(a))

                                                                    PAGE
1.  FINANCIAL STATEMENTS:

    Independent Auditors' Report                                     34

    Consolidated Balance Sheets, December 31, 1996 and 1997          35

    Consolidated Statements of Operations, Years Ended
    December 31, 1995, 1996 and 1997                                 36

    Consolidated Statements of Stockholders' Equity,
    Years Ended December 31, 1995, 1996 and 1997                     37

    Consolidated Statements of Cash Flows,
    Years Ended December 31, 1995, 1996 and 1997                     38

    Notes to Consolidated Financial Statements                    39-52

2.  FINANCIAL STATEMENT SCHEDULES:

    All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors, Stockholders
of Assisted Living Concepts Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Assisted Living Concepts Inc. and subsidiaries as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Assisted Living Concepts Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                         KPMG PEAT MARWICK LLP


Portland, Oregon
February 13, 1998

                         ASSISTED LIVING CONCEPTS INC.

                          CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS EXCEPT SHARE DATA AMOUNTS)

                                                                                         December 31,
ASSETS                                                                           1996                     1997
                                                                        ---------------------     --------------------
Current assets:
  Cash and cash equivalents                                                          $  2,105                 $ 63,394
  Funds held in trust                                                                   8,515                    1,956
  Accounts receivable, net of allowance for doubtful accounts of $33 at
  1996 and $79 at 1997                                                                    730                    2,185
  Prepaid expenses                                                                        365                      904
  Other current assets                                                                    678                    3,600
                                                                        ---------------------     --------------------
    Total current assets                                                               12,393                   72,039
                                                                        ---------------------     --------------------

Property and equipment                                                                 59,574                  100,751
Construction in progress                                                               53,458                  103,795
  Total property and equipment                                                        113,032                  204,546
  Less accumulated depreciation                                                           674                    2,477
                                                                        ---------------------     --------------------
  Property and equipment - net                                                        112,358                  202,069
                                                                        ---------------------     --------------------

Goodwill                                                                                  362                   13,397
Other assets                                                                            5,394                   10,800
                                                                        ---------------------     --------------------
     Total assets                                                                    $130,507                 $298,305
                                                                        =====================     ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                   $  1,864                 $  1,859
  Construction payable                                                                 16,002                   18,883
  Accrued real estate taxes                                                               704                    2,354
  Other accrued expenses                                                                  691                    3,993
  Other current liabilities                                                               544                    1,256
  Accrued income taxes                                                                      -                      411
  Construction financing                                                               18,850                    2,150
  Current portion of long-term debt                                                       110                      172
                                                                        ---------------------     --------------------
      Total current liabilities                                                        38,765                   31,078

Convertible subordinated debentures                                                    13,915                  100,165
Long-term debt                                                                         18,768                   26,047
                                                                        ---------------------     --------------------
     Total liabilities                                                                 71,448                  157,290
                                                                        ---------------------     --------------------

Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $.01 par value; 1,000,000 shares authorized;
    none issued or outstanding
  Common Stock, $.01 par value; 80,000,000 shares authorized; issued and
    outstanding 11,030,500 shares in 1996 and 15,646,478 shares in 1997                   110                      156
  Additional paid-in capital                                                           59,678                  137,379
  Fair market value in excess of historical cost of acquired net assets
    attributable to related party transactions                                           (239)                    (239)
  Retained earnings (deficit)                                                            (490)                   3,719
                                                                        ---------------------     --------------------
     Total stockholders' equity                                                        59,059                  141,015
                                                                        ---------------------     --------------------
     Total liabilities and stockholders' equity                                      $130,507                 $298,305
                                                                        =====================     ====================

The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         Years Ended December 31,

                                                                       1995         1996        1997
                                                                       ----         ----        ----


Revenue                                                                $ 4,067     $18,949     $48,673

Operating expenses:
General operating expenses                                               2,779      12,116      30,271
Corporate general and administrative                                     1,252       1,649       2,780
Building rentals                                                            64       3,240       8,419
Building rentals to related party                                          734         912       1,409
Depreciation and amortization                                              296         990       3,021
                                                                       -------     -------     -------
  Total operating expenses                                               5,125      18,907      45,900
                                                                       -------     -------     -------
Operating income (loss)                                                 (1,058)         42       2,773

Other income (expense):
  Interest expense                                                         (96)         --        (930)
  Interest income                                                          579         455       1,601
  Other income (expense)                                                    --        (348)      2,892
                                                                       -------     -------     -------
                                                                           483         107       3,563
                                                                       -------     -------     -------

Income (loss) before income taxes                                         (575)        149       6,336

Provision for income taxes                                                  --          --       2,127
                                                                       -------     -------     -------
Net income (loss)                                                      $ (575)     $   149     $ 4,209
                                                                       =======     =======     =======

Net income (loss) per common share  (basic)                            $  (.10)    $   .02     $   .35
Net income (loss) per common share  (diluted)                          $  (.10)    $   .01     $   .34

Weighted average common shares outstanding (basic)                       6,000       8,802      11,871
Weighted average common shares outstanding (diluted)                     6,000      11,292      14,190



The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS INC.

                  CONSOLIDATED STATEMENTS STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)





                                                                                                                      Total
                                        Common Stock           Additional       Fair Market       Accumulated      Stockholders'
                                     Shares     Amount      Paid-In Capital   Value in Excess      Deficit           Equity
                                    --------   --------    ----------------   ---------------     -------------   ---------------

Balance at December 31, 1994           6,000       $ 60            $ 16,462             $(239)           $  (64)         $ 16,219

Net loss                                  --         --                  --                --              (575)             (575)
                                    --------   --------    ----------------   ---------------     -------------   ---------------

Balance at December 31, 1995           6,000         60            $ 16,462              (239)             (639)           15,644

Net proceeds from secondary public
 offering                              4,192         42              37,299                --                --            37,341


Exercise of employee stock options        28         --                 132                --                --               132

Conversion of subordinated
 debentures                              810          8               5,785                --                --             5,793

Net income                                --         --                  --                --               149               149
                                    --------   --------    ----------------   ---------------     -------------   ---------------

Balance at December 31, 1996          11,030        110              59,678              (239)             (490)           59,059

Net proceeds from secondary public
    offering                           4,140         42              72,086                --                --            72,128

Shares issued for acquisition            337          3               5,073                                                 5,076

Exercise of employee stock options       139          1                 542                --                --               543

Net income                                --         --                  --                --             4,209             4,209
                                    --------   --------    ----------------   ---------------     -------------   ---------------

Balance at December 31, 1997          15,646       $156            $137,379             $(239)           $3,719          $141,015
                                    =========  ========    ================   ===============     =============   ===============


The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            Years Ended December 31,
                                                                                       1995           1996         1997
                                                                                    -------------------------------------
Operating activities:
Net income (loss)                                                                   $    (575)     $     149    $   4,209
Adjustment to reconcile net income (loss) to net
  cash provided by operating activities:
     Depreciation and amortization                                                        296            990        3,021
     Gain on sale of property                                                               -            (82)         (36)
Changes in assets and liabilities excluding effects of acquisitions:
  Accounts receivable, net                                                                (78)          (594)      (1,454)
  Prepaid expenses                                                                       (192)          (144)        (539)
  Other current assets                                                                    (62)          (341)      (2,922)
  Other assets                                                                         (2,828)        (1,868)      (1,421)
  Accounts payable                                                                        821            866           (5)
  Accrued expenses                                                                      4,350         (3,311)       4,952
  Other current liabilities                                                               157            196          712
  Accrued income taxes                                                                      -              -          411
                                                                                    ---------      ---------    ---------
Net cash provided by (used in) operating activities                                     1,889         (4,139)       6,928
                                                                                    ---------      ---------    ---------

INVESTING ACTIVITIES:
Purchases (sales) of investment securities                                                  -         (8,500)       6,559
Proceeds from sale and leaseback transactions                                           8,067         50,045       74,086
Purchases of property and equipment                                                   (45,901)      (121,556)    (160,768)
Acquisitions, net of cash acquired                                                          -                      (4,868)
                                                                                    ---------      ---------    ---------
Net cash used in investing activities                                                 (37,834)       (80,011)     (84,991)
                                                                                    ---------      ---------    ---------

FINANCING ACTIVITIES:
Proceeds from short-term construction
  borrowings expected to be refinanced                                                      -         18,850       43,357
Construction draws                                                                      7,250          8,752        2,881
Repayments of construction financing                                                        -              -      (63,497)
Proceeds from long-term debt                                                            3,505         14,365        7,350
Payments on long-term debt                                                                (18)           (88)      (5,516)
Proceeds from issuance of common stock                                                      -         37,473       76,963
Debt issuance costs of offerings and long-term debt                                         -           (432)      (8,436)
Proceeds from issuance of convertible subordinated debentures                          19,200              -       86,250
                                                                                    ---------      ---------    ---------
Net cash provided by financing activities                                              29,937         78,920      139,352
                                                                                    ---------      ---------    ---------

Net increase (decrease) in cash and cash equivalents                                   (6,008)        (5,230)      61,289
Cash and cash equivalents, beginning of period                                         13,343          7,335        2,105
                                                                                    ---------      ---------    ---------

Cash and cash equivalents, end of period                                            $   7,335      $   2,105    $  63,394
                                                                                    =========      =========    =========
Supplemental disclosure of cash flow information:
  Cash payments for interest                                                        $     154      $   2,201    $   7,080
  Cash payments for income taxes                                                            -              -        1,547

The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Assisted Living Concepts Inc. ("the Company") owns, operates and develops assisted living residences which provide housing to senior citizens who need help with the activities of daily living such as bathing and dressing. The Company provides personal care and support services and makes available routine nursing services designed to meet the needs of its residents.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Assisted Living Concepts Inc. and its wholly owned subsidiaries that manage, own and develop assisted living residences and provide ancillary services such as home health, hospice and durable medical equipment. The consolidated financial statements also include residences the Company owns or leases but are operated through joint venture agreements. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on deposit and highly liquid investments with maturities of three months or less at the date of purchase.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at the lower of cost or net realizable value with depreciation computed over the assets' estimated useful lives on the straight-line basis as follows:

       Buildings                                      40 years
       Furniture and equipment                         7 years

    Interest incurred during construction periods is capitalized as part of the building costs. Capitalized interest was $2.2 million and $7.4 million for the years ended December 31, 1996 and 1997.

    Maintenance and repairs are charged to expense as incurred, and significant betterments and improvements are capitalized.

    Asset impairment is analyzed by the rental demand by geographical region to determine if future cash flows (undiscounted and without interest charges) are less than the carrying amount of the asset. If an impairment is determined to have occurred, an impairment loss is recognized. For those assets the Company intends to hold and use, the fair value of the asset is used in its calculation of the impairment loss. There were no impairment losses for any of the periods presented.

    Construction in progress includes pre-acquisition costs and other direct costs related to acquisition, development and construction of residences. If a project is abandoned, any costs previously capitalized are expensed.

                         ASSISTED LIVING CONCEPTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GOODWILL

          Costs in excess of the fair value of the net assets of companies acquired in purchase transactions have been recorded as goodwill and are being amortized over periods ranging between 15 and 20 years on a straight-line basis. Amortization of goodwill was $28,000, $30,000 and $128,000, respectively, for the years ended December 31, 1995, 1996 and 1997. Management maintains an impairment review policy whereby the future economic benefit of the recorded balance is substantiated at the end of each reporting period based on the estimated undiscounted cash flows from operating activities compared with the carrying value of the goodwill. If the aggregate future cash flows are less than the carrying value, a write down would be required, measured by the difference between the present value of the anticipated future cash flows and the carrying value of the goodwill. No impairment losses have been recognized in any of the periods presented.

DEFERRED FINANCING COSTS

          Financing costs included in other assets are deferred and amortized to interest expense over the term of the related debt using the interest method.

INCOME TAXES

          The Company uses the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases (temporary differences).

REVENUE RECOGNITION

          Revenue is recognized when services are rendered and consists of residents' fees for basic housing and support services and fees associated with additional services such as routine nursing, and personalized assistance on a fee for service basis.

NET  INCOME (LOSS) PER COMMON SHARE

          The Company adopted Statement of Financial Accounting Standard No. 128, Earnings Per Share (FAS 128) in the fourth quarter of 1997 and has restated all previously reported amounts. Basic earnings per share (EPS) and diluted EPS replace primary EPS and fully diluted EPS. Basic EPS is calculated using income
(loss) attributable to common shares (after deducting preferred dividends) divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated using income (loss) attributable to common shares (after deducting preferred dividends and considering the effects of dilutive potential common shares) divided by the weighted average number of common shares and dilutive potential common shares outstanding for the period.


CLASSIFICATION OF EXPENSES

                         ASSISTED LIVING CONCEPTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          All expenses (except interest, depreciation, amortization, residence operating expenses) associated with corporate or support functions have been classified as corporate general and administrative expense. All other expenses incurred by the Company have been classified as general operating expenses.


USE OF ESTIMATES

          Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities, and the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

RECLASSIFICATIONS

          Certain reclassifications have been made in the prior years' financial statements to conform with the current year's presentation. Such reclassifications had no effect on previously reported net income (loss) or stockholders' equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these accounts. The fair value of funds held in trust is based on current market values. The carrying amount of the Company's debt, construction financing and convertible subordinated debentures approximates fair value because the interest rates approximate the current rates available to the Company.

STOCK-BASED COMPENSATION

          In October 1995, the Financial Accounting Standards Board (FASB) Issued Statement of Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which provides an alternative to APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation issued to employees. The Statement encourages, but does not require financial reporting to reflect compensation expense for grants of stock, stock options and other equity instruments to employees based on change in the fair value of the underlying stock. The Company continues to apply the existing accounting rules contained in APB Option No. 25, "Accounting for Stock Issued to Employees." While recognition for employee stock-based compensation is not mandatory, SFAS 123 requires companies that choose to continue applying the provisions of APB No. 25 to disclose pro forma net income and earnings per share data (See note 12).

          The 1994 Employee Stock Option Plan combines an incentive and nonqualified stock option plan, a stock appreciation rights ("SAR") plan and a stock award plan (including restricted stock). The 1994 Plan is a long-

                         ASSISTED LIVING CONCEPTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


term incentive compensation plan and is designed to provide a competitive and balanced incentive and reward program for participants.

CONCENTRATION OF CREDIT RISK

          State Medicaid reimbursement programs constitute a significant source of revenue for the Company. Adverse changes in general economic factors affecting the health care industries or laws and regulatory environment, including Medicaid reimbursement rates, could have a material adverse effect on the Company's financial condition and results of operations. As of December 31, 1997, 28.5% of the Company's properties are in Texas, 15.4% are in Oregon, 13.1% in Ohio and 10.8% in Washington. During the years ended December 31, 1995, 1996 and 1997, direct payments received from state Medicaid agencies accounted for approximately 21.4%, 13.8% and 11.3%, respectively, of the Company's revenue while the tenant paid portion received from Medicaid residents accounted for approximately 9.6%, 7.6% and 6.0%, respectively, of the Company's revenue during these periods. The Company expects in the future that State Medicaid reimbursement programs will constitute a significant source of revenue for the Company.


2.        ACQUISITIONS AND JOINT VENTURES

          Home and Community Care, Inc. ("HCI") was acquired effective
October 23, 1997 at a purchase price of $5.3 million in cash and the assumption of approximately $6.6 million in liabilities. HCI stockholders are entitled to receive certain "earnout" payments over a two-year period based on the number of HCI's assisted living residence sites which ALC elects to complete. For each completed residence, HCI stockholders will receive an additional $7,500 per unit (approximately $300,000 per residence) in cash. HCI also operates five home health care agencies (three Medicare certified), one home health care branch agency, two hospice agencies and two home medical equipment offices primarily in Texas. In addition HCI manages two hospice agencies. HCI's home health agencies provide home care to residents in 14 of the Company's assisted living residences, as well as to persons living in surrounding communities.

          The acquisition was accounted for as a purchase, and the operating results of HCI have been included in the Company's consolidated financial statements since the date of acquisition. The cost of the acquisition has been allocated based on the estimated fair value of the net assets acquired of approximately $3.4 million. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $8.4 million has been recorded as goodwill and is being amortized on a straight-line basis over 20 years.

          The Company acquired Carriage House Assisted Living Inc. ("Carriage House") effective October 31, 1997. For a purchase price of $5.2 million with the exchange of 337,460 shares of Common Stock for all of the outstanding common stock of Carriage House and assumed approximately $3.2 million in liabilities. Carriage House currently operates 4 facilities with 156 units and has an additional 6 facilities with 198 units under construction. All units are located in Nebraska.

          The acquisition was accounted for as a purchase and the operating results of Carriage House have been included in the Company's consolidated financial statements since the acquisition date. The cost of the acquisition has been allocated based on the estimated fair value of the net assets acquired of approximately $3.7 million. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $4.7 million has been recorded as goodwill and is being amortized on a straight-line basis over 20 years.

                         ASSISTED LIVING CONCEPTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          The following unaudited pro forma consolidated results of operations for the years ended December 31, 1996 and 1997 assume that HCI and Carriage House acquisitions occurred as of January 1 of each year (in thousands, except per share amounts):

(UNAUDITED)                                         TOTAL
-----------                                     -------------
1996
----
Net sales                                           $20,082
Net loss                                               (403)
Net loss per common share:
  Basic                                             $  (.05)
  Diluted                                              (.04)

1997
----
Net sales                                           $54,492
Net loss                                              3,941
Net loss per common share:
  Basic                                             $   .33
  Diluted                                               .32

          The unaudited pro forma results are not necessarily indicative of what actually might have occurred if the acquisitions had been completed as of the beginning of the periods presented. In addition, they are not intended to be a projection of future results of operations and do not reflect any of the efficiencies that might have be achieved from combined operations.

          During 1997 the Company entered into a joint venture agreement with a third party investor to operate certain new assisted living residences owned or leased by the Company. Pursuant to the joint venture agreement, the Company has acquired a 10% interest for $300,000 and the joint venture partner has acquired a 90% interest for $2 million. The joint venture concurrently entered into a non-cancelable management agreement with the Company pursuant to which the Company manages the properties operated by the joint venture for an amount equal to the greater of 8% of gross revenues or $2,000 per month per residence. As of December 31, 1997, seventeen residences owned or leased by the Company were being operated by the Company. The revenues and expenses of the joint venture are consolidated with those of the Company. In addition, the Company recognized 10% of the losses related to these residences and recorded $2.3 million in loss reimbursement as other income for the year ended December 31, 1997.

3.  FUNDS HELD IN TRUST

          The Company issued $8,500,000 in tax-exempt bonds to provide permanent financing on five Washington residences. Four of the five properties have been completed and the Company has received $6,500,000. The remaining $1,956,000 will be released towards the end of the first quarter of 1998 once the residence has been completed and licensed. The funds are being held in trust by a national bank on behalf of the Company and are invested in Guaranteed Investment Certificates that are 100% collaterallized. The funds are restricted for construction.

                         ASSISTED LIVING CONCEPTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  LEASES

          During the last four years, the Company has entered into agreements to lease seven assisted living residences in Oregon three of which were completed in 1997. The leases, which have fixed terms of 10 years, have been accounted for as operating leases (the "Oregon Leases"). Aggregate deposits on these residences as of December 31, 1996 and 1997 were $224,000 and $176,000, respectively, which are reflected in other assets. In addition during 1995, 1996 and 1997, the Company completed the sale of five, 25 and 30 residences under sale and leaseback arrangements, respectively. The Company sold the residences for approximately $8.1 million in 1995, $50 million in 1996 and $74.1 million in 1997, and leased them back over initial terms ranging from 12 to 20 years. During 1996, four of the 25 properties were repurchased, at cost, for $7.6 million, in connection with a $50.2 million sale and leaseback commitment with LTC, Properties, Inc. ("LTC"). In addition, the Company assumed four leases that were acquired with the Carriage House purchase that was completed in October of 1997. All residences were sold at approximately cost and any nominal difference is being amortized over the life of the lease. Building rent is recorded as incurred for the residences which have annual increases based on increases in the consumer price index.

          In connection with the Oregon Leases, the Company entered into a "Lease Approval Agreement" with the State of Oregon, Housing and Community Services Department (OHCS) and the lessor of the residences, pursuant to which the Company is obligated to comply with the terms and conditions of certain regulatory agreements (see Notes 6 and 7) to which the lessor is a party.

  As of December 31, 1997, future minimum lease payments under operating leases are as follows (in thousands):


             Years Ended December 31,
             ------------------------
                      1998                             $ 15,245
                      1999                               15,251
                      2000                               15,256
                      2001                               15,256
                      2002                               15,250
                      Thereafter                        120,502
                                          ---------------------
                                                       $196,760
                                          =====================

5.  PROPERTY AND EQUIPMENT

    The Company's property and equipment are stated at cost and consist of the following (in thousands):

                                                       1996        1997
                                                     --------    --------
Land                                                 $  3,850    $  6,308
Buildings                                              53,839      90,393
Equipment                                                 613       1,419
Furniture                                               1,272       2,631
                                                     --------    --------
  Total property and equipment                         59,574     100,751
Construction in progress                               53,458     103,795
                                                     --------    --------
  Sub-total                                           113,032     204,546
Less accumulated depreciation                             674       2,477
                                                     --------    --------
    Total                                            $112,358    $202,069
                                                     ========    ========

                         ASSISTED LIVING CONCEPTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Land and buildings and certain furniture and equipment on 16 residences serve as collateral for long-term debt (see Note 7). Depreciation expense was $200,000, 598,000, $2,116,000, for the years ended December 31, 1995, 1996 and 1997, respectively.

    As of December 31, 1997, the Company had begun construction on 34 residences (1,296 units) ($50.0 million). Construction in progress also includes 21 residences (857 units) ($49.4 million) that have received a certificate of occupancy, but are pending licensure. As of December 31, 1997, the Company had also entered into agreements pursuant to which it may purchase, subject to completion of due diligence and various other conditions, 33 additional sites (1,337 units). The Company has capitalized $3.4 million in conjunction with the due diligence associated with these 33 sites. The remaining $600,000 relates to costs associated with site selection and pre-acquisition costs.

    As of December 31, the Company had capitalized all costs incurred in connection with the development of these properties consisting of the following (in thousands):


                                                                    1996       1997
                                                                   -------   --------
Land purchased and earnest deposits                                $ 5,763   $  8,791
Construction costs and architectural fees                           40,403     80,325
Other costs, including interest, legal fees, building permits
  and other development costs                                        7,292     14,679
                                                                   -------   --------
    Total                                                          $53,458   $103,795
                                                                   =======   ========

During the years ended December 31, 1995, 1996 and 1997, the Company capitalized $577,000, $2.2 and $7.4 million, respectively, of interest cost relative to financing of construction in process. In addition, the Company capitalized payroll costs that are directly related to the construction and development of the residences of $1.5 and $2.5 million for the years ended December 31, 1996 and 1997, respectively. Of the 130 residences the Company had opened or had received certificates of occupancy, 67 were leased and 63 were owned.

6.  OTHER ASSETS

    Pursuant to lease agreements, residents are required to provide security deposits, and in certain cases, the last month's rent. Such deposits have been recorded as other current assets and are restricted as to use by the Company. The Company has recorded a liability for these deposits, which is reflected in other current liabilities in the consolidated financial statements (See note 8).

7.  CONVERTIBLE SUBORDINATED DEBENTURES

    In August 1995, the Company completed the offering of $20 million 7% Convertible Subordinated Debentures ("7% Debentures") due August, 2005. The 7% Debentures are convertible at any time at or prior to maturity, unless previously redeemed, at a conversion price of $7.50 per common share, which equates to an aggregate of approximately 2.7 million shares of the Company's common stock and bears interest payable semiannually on January 31 and July 31 of each year subject to adjustments under certain circumstances. The 7% Debentures are unsecured and subordinated to all other indebtedness of the Company. The Debentures are subject to redemption, as a whole or in part, at any time or from time to time commencing after July 31, 1998 at the Company's option on at least 30 days and not more than 60 days prior notice.

    In September 1996, $6.1 million of the 7% Debentures were converted to 811,332 shares of the Company's common stock which resulted in $13.9 million of 7% Debentures remaining. The Company incurred a one-time charge of $426,000 in 1996 in connection with the conversion.

                         ASSISTED LIVING CONCEPTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          In October 1997, the Company completed the offering of $86.3 million of 6% Convertible Subordinated Debentures (6% Debentures) due November 2002. The 6% Debentures are convertible at any time at or prior to maturity, unless previously redeemed, at a conversion price of $22.57 per common share, which equates to an aggregate of 3.8 million shares of the Company's common stock and bears interest payable semi annually on May 1 and November 1 of each year, commencing May 1, 1998. The 6% Debentures are unsecured and subordinated to all other indebtedness of the Company. The 6% Debentures are subject to redemption, as a whole or in part, at any time from time to time commencing after November 15, 2000 at the Company's option on at least 30 days and not more than 60 days prior notice.

8.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):                                  December 31,
                                                                                 1996                        1997
                                                                           ---------------               -------------
Trust Deed Notes, payable to the
  State of Oregon Housing and Community
    Services Department through 2028                                               $10,378                     $10,256
Variable Rate Multifamily Revenue Bonds,
    payable to the Washington State Housing
    Finance Commission Department
    through 2028                                                                     8,500                       8,500
Variable Rate Demand Revenue Bonds, Series
  1997 payable to the Idaho Housing and Finance
  Association through 2017                                                               -                       7,350
Capital lease obligations payable through 2002
  with a weighted average interest rate of 10.1%.                                        -                         113
                                                                           ---------------               -------------
Total long-term debt                                                               $18,878                     $26,219
Less current portion                                                                   110                         172
                                                                           ---------------               -------------
Long-term debt                                                                     $18,768                     $26,047

                                                                           ===============               =============

          The Trust Deed Notes payable to the State of Oregon Housing and Community Services Department ("OHCS") are secured by buildings, land, furniture and fixtures of six Oregon residences, payable in monthly installments including interest at effective rates ranging from 7.375% to 11.80%. These notes have scheduled maturity dates ranging between January 2021 and October 2028. The Variable Rate Multifamily Revenue Bonds are payable to the Washington State Housing Finance Commission Department and are currently secured by a letter of credit for $1,956,000. The bonds had a weighted average interest rate of 3.91% during 1997. The bonds were issued to provide permanent financing for five Washington residences, one of which is still under construction. The Variable Rate Demand Housing Revenue Bonds, Series 1997 are secured by deeds of trust that encumber each of four Idaho residences. The bonds had a weighted average interest rate of 3.77% during 1997. These bonds are payable to the State of Idaho Housing and Finance Association and were issued to provide financing for four Idaho facilities which were completed during 1997.

                         ASSISTED LIVING CONCEPTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of December 31, 1997, the following annual principal payments are scheduled (in thousands):

       Years Ending December 31,
       -------------------------
               1998                              $    172
               1999                                   654
               2000                                   672
               2001                                   703
               2002                                   738
               Thereafter                          23,280
                                                 --------
                  Total                          $ 26,219
                                                 ========

          The Company has lease approval agreements with OHCS on four Oregon Residences that the Company leases from a related party. The Company is obligated to comply with the terms and conditions of the underlying trust deed and regulatory agreements relating to the leased buildings. During 1997, the Company entered into two lease agreements with ALF for two Oregon residences with the same terms as the previous four agreements. In addition, the Company entered into a lease agreement with Oregon Heights Partners for one Oregon residence. Under the terms of the OHCS debt agreements, the Company is required to maintain a capital replacement escrow account to cover expected capital expenditure requirements for the Oregon Leases, which as of December 31, 1996 and 1997, was $61,000 and $136,000, respectively, and is reflected in other assets in the accompanying financial statements. In addition, for the loans in the Company's name, a contingency escrow account in the amount of 3% of the original loan balance is required. This account had a balance of $373,000 and $351,000, respectively, as of December 31, 1996 and 1997 and is reflected in other assets in the accompanying financial statements (See note 6).
Distribution of any assets or income of any kind to the Company is limited to once per year after all reserve and loan payments have been made, and only after receipt of written authorization from OHCS.

          As of December 31, 1996 and 1997, the Company was restricted from paying dividends on $394,000 and $860,000 of income and retained earnings, respectively, in accordance with the terms of the regulatory agreements with OHCS. Allowable distributions are determined once per year and approved by the State of Oregon based on calculations set forth in the regulatory agreements. Although the majority of the funds have been released, no distributions were made during the years ended December 31, 1996 and 1997. As a further condition of the debt agreements, the Company is required to comply with the terms of certain Regulatory Agreements which provide, among other things, that in order to preserve the federal income tax exempt status of the bonds, the Company is required to lease at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code.

          There are additional requirements as to the age and physical condition of the residents with which the Company must also comply. Non-compliance with these restrictions may result in an event of default and cause acceleration of the scheduled repayment.

          During 1996 and 1997, the Company received $18.9 and $43.2 million of mortgage financing on 19 residences to be converted to sale leaseback transactions by June of 1998 from LTC. As of December 31, 1997, the Company had converted or had repaid the mortgage financing on all the properties except one ($2.2 million) which was subsequently sold and leased back after December 31, 1997. The $2.2 million is recorded as construction financing. Interest was paid on a monthly basis ranging from 9.9% to 10.4% per annum. These mortgage financing agreements were in connection with a $50 million commitment with LTC to

                         ASSISTED LIVING CONCEPTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provide financing through sale and leaseback arrangements. The commitment was renegotiated and $22.5 million is still remaining to close through September 30, 1998.

9.  INCOME TAXES

          The Company incurred tax operating losses for the years ended December 31, 1995 and 1996 as such, no provision for income tax has been recorded. The components of income tax expense for the year ended December 31, 1997 are as follows:

                             Current        Deferred           Total
                             -------        --------           -----
  Federal                       $586          $1,069          $1,655
  State                          282             190             472
                                ----          ------          ------
    Total                       $868          $1,259          $2,127
                                ====          ======          ======

  The provision for income taxes differs from the amount of income determined by applying the applicable U.S. statutory federal rate to pretax income as a result of the following temporary differences:

                                                Year ended December 31,
                                               1995      1996     1997
                                              ------    ------   ------
Statutory federal
tax rate                                        34.0%     34.0%    34.0%
 Increase (decrease)
  in rate from:
    State taxes, net of
    federal tax
    benefits                                       -         -      3.8
Change in valuation allowance
  allocated to income tax expense              (34.0%)   (34.0%)   (1.5)
 Other                                             -         -     (2.7)
                                              ------    ------   ------
Effective tax rate                                 -         -     33.6%
                                              ======    ======   ======

An analysis of the significant components at December 31, 1996 and 1997 for deferred tax assets and liabilities, consists of the following (in thousands):

                                                              1996                  1997
                                                             -------              -------
Deferred tax assets:
   Net operating loss carryforward                           $   837              $   358
   Other                                                          45                  107
Deferred tax liabilities:
  Property and equipment, primarily due
  to depreciation                                               (195)                (562)
  Deferred pre-opening costs                                    (304)                (313)
  Prepaid expenses                                              (140)                (282)
  Other                                                         (149)                (209)
Valuation allowance                                              (95)                (358)
                                                             -------              -------
Net deferred tax asset (liability)                           $     -              $(1,259)
                                                             =======              =======

  The valuation allowance for deferred tax assets as of December 31, 1995, 1996 and 1997 was $241, $95 and $358, respectively. The net change in the total valuation allowance for the years ended December 31, 1995, 1996 and 1997 was $186, $(146) and $264, respectively.

                         ASSISTED LIVING CONCEPTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



          As a result of the acquisitions discussed in Note 2, the Company acquired net operating loss carryforwards for federal and state tax purposes approximating $950,000 which are available to offset future taxable income, if any, through 2012. The future use of these net operating loss carryforwards is subject to certain limitations under the Internal Revenue Code and therefore, the Company has established a valuation allowance of $358,000 to offset the deferred tax asset related to the loss carryforwards. Additionally, any tax benefit realized from the use of the acquired operating loss carryforwards will be applied to reduce goodwill.

10. RELATED PARTY TRANSACTIONS

          The Company leases six residences from Assisted Living Facilities, Inc. ("ALF"), two of which were entered into during 1997. The spouse of the Company's president owns a 25% interest in ALF. During the years ended December 31, 1996 and 1997, the Company paid ALF aggregate lease deposits of $35,700 and $31,500, respectively, and aggregate rentals of $912,000 and $1.1 million, respectively. In addition, in 1997 the Company leased one residence from Oregon Heights Partners ("OHP") in which the president's spouse owns
65% interest. The Company paid OHP $50,000 in lease deposits and $278,000 in rent expense in 1997.

          In 1997, supportive Housing Services, Inc. ("SHS"), a company that is owned 80% by the president's spouse, provided services to the Company for market feasibility analysis, pre-acquisition services and construction management oversight residences of the Company under development. The Company paid
$480,000 for these services during the last quarter of 1997.

          The Company acquired HCI in October of 1997, several employees of the Company including two members of the board of directors owned 35.1% of the outstanding common stock in HCI. Prior to the Company acquiring HCI, the Company reported $600,000 in other income related to the development and licensing fees earned from HCI. These fees were directly associated with the use of the Company's architectural plans and pre-acquisition strategies for the development and site selection of assisted living residences. (See note 11)

11. TRANSACTIONS WITH LTC PROPERTIES, INC.

          During the period November 1994 to September 1997, two members of the Company's Board of Directors served as executive officers and director of LTC. In September 1997, Andre Dimitriadis resigned from the Company's Board of Directors and William McBride resigned as an executive officer and director of LTC. The Company engaged in the following transactions with LTC during 1995, 1996 and 1997:

Sale and leasebacks                            1995         1996          1997
                                            ---------   -----------   -----------
  Number of residences                              2            13            20
  Number of units                                  60           472           788
  Sales price of residences (millions)       $    3.2    $     26.2    $     51.4
  Annual rent paid
    1995                                     $ 61,000    $        -    $        -
    1996                                     $328,000    $1,600,000    $        -
    1997                                     $355,000    $1,688,000    $1,857,000

                         ASSISTED LIVING CONCEPTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Sale and leasebacks                            1995          1996          1997
                                             --------    ----------    ----------
Residences repurchased
  Number of residences                              -             4             -
  Number of units                                   -           146             -
  Sales price of residences (millions)       $      -    $7,800,000    $        -

          The Company sold the residences at approximate cost, and leased them back over initial terms ranging from 12 to 20 years.

          As a result of its acquisition of Carriage House in October 1997, the Company became the tenant on four assisted living facilities leased by Carriage House from LTC. Since the acquisition date, the Company has incurred $159,000 in lease expense related to those four residences.

          During 1996 and 1997, the Company received from LTC $18.9 and $43.2 million, respectively, of mortgage financing on 19 residences. As of December 31, 1997, the Company had converted all of such mortgages to sale leaseback financings or had repaid then, except for one mortgages ($2.2 million) which was converted to a sales leaseback financing subsequent to December 31, 1997. Interest was paid on a monthly basis ranging from 9.9% to 10.4% per annum. Such mortgage financing was in connection with a $50 million sale leaseback financing commitment with LTC. This commitment was renegotiated in October 1997 and $22.5 million of such commitment must be closed by September 30, 1998. In addition, $100 million of sale leaseback financing commitments with LTC remained outstanding at December 31, 1997 which must be closed by December 31, 2000.

          The Company incurred $158,000 and $5.4 million in interest expense related to these mortgage financings in the years ended 1996 and 1997, respectively.

          LTC Development Services, Inc. a company that is owned 100% by LTC provided services to the Company for market feasibility analysis, pre-acquisition services and construction management oversight on several of the residences under development. The Company paid $414,906 for these services during 1997.

          The Company acquired HCI in October of 1997, LTC owned 41.2% of the outstanding common stock in HCI. Prior to the Company acquiring HCI, the Company reported $600,000 in other income related to the development and licensing fees earned from HCI. These fees were directly associated with the use of the Company's architectural plans and pre-acquisition strategies for the development and site selection of assisted living residences. (See note 10)

          The Company acquired Carriage House in October of 1997, LTC owned 9.1% of the outstanding common stock of Carriage House.

12. STOCK OPTION PLAN

          The Company has a Stock Option Plan (the "Plan") and which provides for the issurance of incentive and non-qualified stock options restricted stock. The Plan is administered by the Compensation Committee of the Board of Directors which sets the terms and provisions of options granted under the Plan. Incentive options may be granted only to officers or other full-time employees of the Company, while non-qualified options and restricted stock may be granted to directors, officers or other employees of the Company, or consultants who provide services to the Company.

          Under the 1994 Amended and Restated Stock Option Plan, the Company may grant options or award restricted stock to its employees for up to 2,208,000 shares of common stock. The exercise price of each option equals the market price of the Company's stock on the date of grant. Each option shall expire on the date specified in the option agreement, but not later than the tenth anniversary of the date on which the option was granted. Such options vest three years from the date of issuance and are exercisable within seven to ten years from the date of vesting. Each option is exercisable in equal installments as designated by the Compensation Committee at the option price designated by the Compensation Committee; however, incentive options cannot be less than the fair market value of the common stock on the date of grant. All options are nontransferable and subject to adjustment by the Compensation Committee upon

                         ASSISTED LIVING CONCEPTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


changes in the Company's capitalization. The Board of Directors, at its option, may discontinue the Plan or amend the Plan at any time.

          The per share weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1997, respectively: dividend yield of zero percent, expected volatility of 36.61 and 39.81%, respectively, risk-free interest rate has been fixed at 6.69 and 5.66%, respectively, based on the 10-year treasury rate on March 11, 1997 and March 25, 1998, respectively and term of 10 years.

The Company applies APB Opinion No. 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below:


                                                                                   1996                   1997
                                                                           ------------           ------------
Net income as reported                                                      $ 149                 $4,209
Net income pro forma                                                           50                  3,534

Net income per diluted common share as reported                             $ .01                 $  .30
Net income per diluted common share as pro forma                              .00                    .29

Pro forma net income reflects only options granted in 1996 and 1997. Therefore, the full impact of calculating compensation costs for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the option's vesting period of three years and compensation cost for options prior to January 1, 1995 is not considered. The resulting pro forma compensation costs may not be representative of that expected in the future years.

          A summary of the status of the Company's stock option plan as of December 31, 1995, 1996 and 1997 and changes during the years ending on those dates is presented below:

                                                   1995                             1996                         1997
                                                   ----                             ----                         ----
                                       Number of   Weighted-Average    Number of   Weighted-Average   Number of   Weighted-Average
                                         Shares     Exercise Price      Shares      Exercise Price     Shares      Exercise Price
                                       ---------   ----------------    ---------   ----------------   ---------   ----------------
Options at beginning of the year         440,000           $4.63         806,068        $5.43          1,105,202          $ 6.15
Granted                                  430,500            6.17         563,400         8.22            940,350           15.08
Exercised                                     --              --         (28,170)        4.69           (179,777)           6.05
Canceled                                 (64,432)           4.88        (236,096)        8.79           (235,815)           9.53
                                       ---------      ----------       ---------   ----------          ---------      ----------
Options at end of the year               806,068           $5.43       1,105,202        $6.15          1,629,967          $10.82
                                       =========      ==========       =========   ==========          =========      ==========
Options exercisable at end of year       146,670                         381,988                         567,756
Weighted-average fair
value of options exercisable
during the year                         $   3.69                       $    5.14                       $    5.49

                         ASSISTED LIVING CONCEPTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarized information about fixed stock options outstanding at December 31, 1997.

                                         OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                         -----------------------------------------------------------------------------------
                            NUMBER      WEIGHTED-AVERAGE                        NUMBER
       RANGE OF           OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
    EXERCISE PRICES       AT 12/31/97   CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/97    EXERCISE PRICE
                         ------------- ------------------ ------------------ ------------- ------------------
$4.63 to 4.63                  40,000               5.92             $ 4.63        40,000              $4.63
$4.63 to 4.63                 278,166               6.02               4.63       273,665               4.63
$4.81 to 5.81                  88,600               7.51               5.72        59,066               5.72
$6.38 to 6.50                 208,964               7.69               6.45       136,024               6.50
$6.69 to 7.38                 180,603               8.52               7.36        52,275               7.36
$7.50 to 14.88                173,684               9.29              11.54         6,726               8.58
$15.13 to 16.0                 21,500               9.62              15.79             0               0.00
$16.50 to 16.50               556,100               9.90              16.50             0               0.00
$16.63 to 20.50                82,100               9.79              17.70             0               0.00
$22.38 to 22.38                   250               9.84              22.38             0               0.00
                         ------------- ------------------ ------------------ ------------- ------------------
$4.63 to $22.38             1,629,967               8.50             $10.82       567,756              $5.49
                         ============= ================== ================== ============= ==================

          In October 1997, the Company awarded 250,000 shares of non-voting restricted stock to two key executive officers. No cash consideration was paid for such shares by the recipients. Such shares vest in three equal annual installments, commencing on the fourth anniversary of grant. The Company will record compensation expense equal to the fair market value of such shares as they vest.


13. SUBSEQUENT EVENTS

          Subsequent to December 31, 1997, the Company's board of directors adopted a Non-Officer Stock Option Plan (the "Non-Officer Plan") pursuant to which up to 500,000 shares of Common Stock are issuable pursuant to non-qualified options granted under the Non-Officer Plan. Officers, directors and significant employees of the Company are not eligible to participate in the Non-Officer Plan.

14. NON-CASH INVESTING AND FINANCING ACTIVITIES

The following is a summary of non-cash investing and financing activities for the year ended December 31, 1997 (in thousands):

December 31, 1997
  In October of 1997, the Company acquired all of the outstanding capital stock of Carriage House as follows:

     Fair value of assets acquired                                                                        $8,279
     Issuance of 337,460 shares of the Company's common stock, net of expenses                             5,076
     Liabilities assumed                                                                                   3,203

In October of 1997, the Company acquired all of the outstanding capital stock of HCI as follows:

     Fair value of assets acquired                                                                       $11,877
     Cash paid                                                                                             5,262
     Liabilities assumed                                                                                   6,615

15.  LEGAL PROCEEDINGS

     The Company is involved in various lawsuits and claims arising in the normal course of business. In the opinion of Management of the Company, although the outcomes of these suits and claims are uncertain, in the aggregate they should not have a material adverse effect on the Company's business, financial condition are results of operations.

                                   SIGNATURES

          Pursuant to the requirements of Sections 13 or 15(d) the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ASSISTED LIVING CONCEPTS INC.
                                       Registrant

March 30, 1998                         By:    RHONDA S. MARSH
                                              ---------------
                                       Name:  Rhonda S. Marsh
                                       Title: Vice President, Chief Accounting
                                                Officer and Controller

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

  That the undersigned officers and directors of Assisted Living Concepts Inc. do hereby constitute and appoint William McBride III and Keren Brown Wilson, and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable to comply with the Securities and Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Annual Report on Form 10-K or amendment or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agent, or either of the, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

  IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the dated indicated opposite his or her name.

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                                  TITLE                                       DATE
              ---------                                  -----                                       ----
   WILLIAM MCBRIDE III                            Chairman of the Board &                         March 30, 1998
   -------------------                            Chief Executive Officer,
   William McBride III                         (Principal Executive Officer)


    KEREN BROWN WILSON                          Vice Chairman, President and                      March 30, 1998
    ------------------                             Chief Operating Officer
    Keren Brown Wilson


     RHONDA S. MARSH                             Vice President & Controller                      March 30, 1998
     ---------------                          (Principal Financial Officer and
     Rhonda S. Marsh                                  Accounting Officer)

     GLORIA CAVANAUGH                                     Director                                March 30, 1998
     ----------------
     Gloria Cavanaugh


     RICHARD C. LADD                                      Director                                March 30, 1998
     ---------------
     Richard C. Ladd


     BRADLEY RAZOOK                                       Director                                March 30, 1998
     --------------
     Bradley Razook

                         ASSISTED LIVING CONCEPTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                ASSISTED LIVING CONCEPTS INC., AND SUBSIDIARIES

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

2.4 Purchase Agreement between the Company and Lincoln City Limited Partnership (Incorporated by reference to the same titled exhibit to the Company's Registration Statement on Form S-1, File No. 33-83938).

2.5 Letter Purchase Agreement between the Company and Madras Senior Residence, LRW partners, Keren Brown Wilson and Joseph Hughes (Incorporated by reference to the same titled exhibit to the Company's Registration Statement on Form S-1, File No. 33-83938).

3.1 Articles of Incorporation of the Company (Incorporated by reference to the same titled exhibit to the Company's Registration Statement on Form S-1, File No. 33-83938).

3.2 By laws of the Company (Incorporated by reference to the same titled exhibit to the Company's Registration Statement on Form S-1, File No. 33-83938).

4.1 Indenture, dated as of August 15, 1995, between the Company and Harris Trust and Savings Bank, as Trustee, in respect of the Company's 7.0% Convertible Subordinated Debentures due 2005. (Incorporated by reference to the same titled exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995, File No. 1-83938).

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

4.4 Indenture, dated as of October 2, 1997 by and between the Company and Harris Trust and Savings Bank, as Trustee providing for Issuance of Securities in Series. (Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K, dated October 20, 1997, File No. 1-13498)

4.5 Rights Agreement dated as of June 12, 1997, between Assisted Living Concepts Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Resolution Establishing Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Assisted Living Concepts Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (Incorporated by reference to the same titled exhibit to the Company's Form 8-K, dated July 24, 1997, File No. 1-83938).

10.1 Restricted Stock Agreement dated October 3, 1997 by and between the Company and William McBride III. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated October 20, 1997, File No. 1-13498)

10.2 Restricted Stock Agreement dated October 3, 1997 by and between the Company and Keren Brown Wilson (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated October 20, 1997, File No. 1-13498)

10.3 Employment Agreement dated October 3, 1997 by and between the Company and William McBride III. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated October 20, 1997, File No. 1-13498)

10.4 Amended and Restated Employment Agreement dated October 3, 1997 by and between the Company and Keren Brown Wilson (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated October 20, 1997, File No. 1-13498)

10.5 Indemnification Agreement dated October 3, 1997 by and between the Company and William McBride III (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated October 20, 1997, File No. 1-13498)

10.6 Indemnification Agreement dated October 3, 1997 by and between the Company and Keren Brown Wilson. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated October 20, 1997, File No. 1-13498)

10.7        Amended and Restated 1994 Stock Option Plan of the Company.
            (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated October 20, 1997, File No. 1-13498)

10.8 Merger Agreement dated as of October 4, 1997 by and between the Company and Home and Community Care, Inc. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated October 20, 1997, File No. 1-13498)

10.9 $20,440,000 Agreement to Purchase and Leae Assisted Living Residences dated October 3, 1997 by and between the Company and LTC Properties, Inc. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated October 20, 1997, File No. 1-13498)

10.10 $50,000,000 Agreement to Purchase and Lease Assisted Living Residences dated October 3, 1997 by and between the Company and LTC Properties, Inc. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated October 20, 1997, File No. 1-13498)

10.11 Management Agreement dated as of April 1, 1997 by and between the Company and Health Equity Investors, LLC. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated October 20, 1997, File No. 1-13498)

10.12 Joint Venture Agreement dated as of April 1, 1997 by and between the Company and Health Equity Investors, LLC. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated October 20, 1997, File No. 1-13498)

10.13       Form of Employment Agreement Between Company and Certain Executive
            Officers.

12.1        Computation of Ratio of Earnings to Fixed Charges

12.2        Calculation of Earnings Per Share

23.1        Consent of KPMG Peat Marwick LLP

27.0        Financial Data Schedule Article 5 of Regulation S-X