Form 10-K/A
period 1997-12-31
ASSISTED LIVING CONCEPTS INC
filed 1998-05-11
CIK 929994

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20459

                                   FORM 10-K/A

                                AMENDMENT NO. 1

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

As of February 28, 1998, 15,683,864 shares of the registrant's Common Stock, par
-----------------------------------
value $.01 per share, were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant on such date was approximately $292,111,967.
              ------------

 Part III incorporates by reference the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 20, 1998

                               EXPLANATORY NOTE


       This Amendment No. 1 to the Annual Report on Form 10-K for Assisted Living Concepts, Inc. (the "Company") for the fiscal year ended December 31, 1997 is being filed to amend Items 5 and 7 and Exhibit 12.1. The indicated items/exhibits are being amended to correct typographical errors. In addition,
Exhibit 27.1 is being filed to provide restated financial information for the year ended December 31, 1995, reflecting the adoption of Statement of Financial Accounting Standards No. 128.

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

                                                            1996                       1997
                                                     HIGH           LOW          HIGH         LOW
                                                  -----------   -----------   ----------   ----------
     Years ended December 31:
     1st Quarter                                     $10.06        $6.63        $10.68        $ 7.13
     2nd Quarter                                      11.13         8.88         14.50          9.88
     3rd Quarter                                      10.25         8.25         19.75         13.25
     4th Quarter                                       9.94         7.19         22.38         15.75

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

  The Company's aggregate annual fixed debt and lease payment obligations as of February 28, 1998 totaled approximately $23 million. These fixed payment obligations will significantly increase as the Company pursues its development plan. Failure to meet these obligations may result in the Company being in default of its financing agreements and, as a consequence, the Company may lose its ability to operate any individual residence or other residences which may be cross-defaulted. There can no assurance that the Company will generate sufficient cash flow to meet its current or future obligations. The Company has not historically covered its fixed charges with earnings. In addition, the Company anticipates, there is a risk that, upon completion of construction, permanent financing for newly developed residences may not be available or may be available only on terms that are unfavorable or unacceptable to the Company.

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

                                       ASSISTED LIVING CONCEPTS INC.
                                       Registrant

May 8, 1998                            By:    /s/ WILLIAM McBRIDE
                                              ---------------
                                       Name:  WILLIAM McBRIDE
                                       Title: Chairman of the Board and
                                                Chief Executive Officer

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                                  TITLE                                       DATE
              ---------                                  -----                                       ----
/s/ WILLIAM MCBRIDE III                           Chairman of the Board &                         May 8, 1998
    -------------------                           Chief Executive Officer,
    William McBride III                        (Principal Executive Officer)


 /s/ KEREN BROWN WILSON*                        Vice Chairman, President and                      May 8, 1998
     ------------------                            Chief Operating Officer
     Keren Brown Wilson


  /s/ RHONDA S. MARSH*                           Vice President & Controller                      May 8, 1998
      ---------------                         (Principal Financial Officer and
      Rhonda S. Marsh                                 Accounting Officer)

 /s/ GLORIA CAVANAUGH*                                    Director                                May 8, 1998
     ----------------
     Gloria Cavanaugh


 /s/ RICHARD C. LADD*                                     Director                                May 8, 1998
     ---------------
     Richard C. Ladd


 /s/ BRADLEY RAZOOK*                                      Director                                May 8, 1998
     --------------
     Bradley Razook

* By /s/ WILLIAM McBRIDE
  ----------------------
     WILLIAM McBRIDE

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

10.8 Merger Agreement dated as of October 4, 1997 by and between the Company and Home and Community Care, Inc. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated October 20, 1997, File No. 1-13498)

10.9 $20,440,000 Agreement to Purchase and Leae Assisted Living Residences dated October 3, 1997 by and between the Company and LTC Properties, Inc. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated October 20, 1997, File No. 1-13498)

10.10 $50,000,000 Agreement to Purchase and Lease Assisted Living Residences dated October 3, 1997 by and between the Company and LTC Properties, Inc. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated October 20, 1997, File No. 1-13498)

10.11 Management Agreement dated as of April 1, 1997 by and between the Company and Health Equity Investors, LLC. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated October 20, 1997, File No. 1-13498)

10.12 Joint Venture Agreement dated as of April 1, 1997 by and between the Company and Health Equity Investors, LLC. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated October 20, 1997, File No. 1-13498)

10.13+ Form of Employment Agreement Between Company and Certain Executive Officers.

12.1*       Computation of Ratio of Earnings to Fixed Charges

12.2+       Calculation of Earnings Per Share

23.1+       Consent of KPMG Peat Marwick LLP

27.0+       Financial Data Schedule Article 5 of Regulation S-X

27.1*       Financial Data Schedule Article 5 of Regulation S-X

-----------------
+ Previously filed with Annual Report on Form 10-K for the year ended December
  31, 1997.

* Filed herewith.