Form 10-Q
period 1998-03-31
ASSISTED LIVING CONCEPTS INC
filed 1998-05-15
CIK 929994

-------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20459

                                   FORM 10-Q

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

                         9955 SE Washington, Suite 301
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


Shares of Registrant's common stock, $.01 par value, outstanding at May 1, 1998 is 15,747,558.

-------------------------------------------------------------------------------
                                                                   Page 1 of 21

                         ASSISTED LIVING CONCEPTS, INC.

                                   FORM 10-Q

                                 March 31, 1998

                                     INDEX
                                     -----

                                                                                               Page
                                                                                               ----
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets, December 31, 1997 and March 31, 1998............    3

      Condensed Consolidated Statements of Operations,
      Three Months Ended March 31, 1997 and 1998.............................................    4

      Condensed Consolidated Statements of Cash Flows,
      Three Months Ended March 31, 1997 and 1998.............................................    5

      Notes to Condensed Consolidated Financial Statements...................................    6-7

    Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................................    8-18

PART II - OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K................................................    19
             Computation of Earnings to Fixed Charges........................................    21

                                    PART 1

ITEM 1 - FINANCIAL INFORMATION

                ASSISTED LIVING CONCEPTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                            MARCH 31,
                                                                                 DECEMBER 31,                 1998
                                                                                     1997                  (UNAUDITED)
                                                                                 ------------               ----------
ASSETS

Current assets:
  Cash and cash equivalents                                                        $ 63,394                 $ 29,885
  Funds held in trust                                                                 1,956                      188
  Accounts receivable                                                                 2,185                    3,139
  Other current assets                                                                4,504                    5,211
                                                                                   --------                 --------
    Total current assets                                                             72,039                   38,423
                                                                                   --------                 --------
Property and equipment                                                              100,751                  154,118
Construction in progress                                                            103,795                   79,402
                                                                                   --------                 --------
  Total property and equipment                                                      204,546                  233,520
  Less accumulated depreciation                                                       2,477                    3,206
                                                                                   --------                 --------
  Property and equipment - net                                                      202,069                  230,314
                                                                                   --------                 --------
Goodwill                                                                             13,397                   13,684
Other assets                                                                         10,800                   11,966
                                                                                   --------                 --------
     Total assets                                                                  $298,305                 $294,387
                                                                                   ========                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                            $  9,873                 $ 11,690
  Construction payable                                                               18,883                   12,595
  Construction financing                                                              2,150                        -
  Current portion of long-term debt                                                     172                      268
                                                                                   --------                 --------
  Total current liabilities                                                          31,078                   24,553

Convertible subordinated debentures                                                 100,165                  100,165
Long-term debt                                                                       26,047                   26,033
                                                                                   --------                 --------
     Total liabilities                                                              157,290                  150,751
                                                                                   --------                 --------
Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized;
    none issued and outstanding                                                           -                        -
  Common stock, $.01 par value; 80,000,000 shares authorized; issued and
    and outstanding 15,646,478 shares and 15,742,062 in 1997 and 1998                   156                      157
  Additional paid-in capital                                                        137,379                  138,092
  Fair market value in excess of historical cost of acquired net assets
    attributable to related party transactions                                         (239)                    (239)
   Retained earnings                                                                  3,719                    5,625
                                                                                   --------                 --------

   Stockholders' equity                                                             141,015                  143,635
                                                                                   --------                 --------
     Total liabilities and stockholders' equity                                    $298,305                 $294,387
                                                                                   ========                 ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                ASSISTED LIVING CONCEPTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (Unaudited)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                          1997                     1998
Revenues                                                                 $ 9,244                  $18,648
                                                                         -------                  -------
Operating expenses:
General operating expenses                                                 5,692                   11,366
Corporate general and administrative                                         641                    1,068
Building rentals                                                           1,216                    3,537
Building rentals to related party                                            344                      365
Depreciation and amortization                                                506                    1,045
                                                                         -------                  -------
  Total operating expenses                                                 8,399                   17,381
                                                                         -------                  -------
Operating income                                                             845                    1,267
                                                                         -------                  -------
Other income (expense):
Interest expense                                                            (163)                    (268)
Interest income                                                              123                      700
Other income                                                                   -                    1,375
                                                                         -------                  -------
                                                                             (40)                   1,807
                                                                         -------                  -------
Income before income taxes                                                   805                    3,074
Provision for income taxes                                                   141                    1,168
                                                                         -------                  -------
Net income                                                               $   664                  $ 1,906
                                                                         =======                  =======
Net income per common share (basic)                                      $   .06                  $   .12
Net income per common share (diluted)                                    $   .06                  $   .12
Weighted average common shares outstanding (basic)                        11,044                   15,688
Weighted average common shares outstanding (diluted)                      13,144                   17,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

                ASSISTED LIVING CONCEPTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                      1997                   1998
                                                                                   ---------               --------

OPERATING ACTIVITIES:
Net income                                                                          $    664               $  1,906
Adjustment to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                                        506                  1,045
Changes in assets and liabilities:
  Accounts receivable, net                                                              (295)                  (954)
  Other current assets                                                                (1,643)                  (707)
  Other assets                                                                          (192)                (1,166)
  Accounts payable and accrued expenses                                                 (324)                 1,817
                                                                                    --------               --------
Net cash (used in) provided by operating activities                                   (1,284)                 1,941
                                                                                    --------               --------
INVESTING ACTIVITIES:
Sale (purchase) of funds held in trust                                                  (168)                 1,768
Acquisitions, net of cash and debt acquired                                               --                    (98)
Proceeds from sale and leaseback transactions                                          2,590                     --
Purchases of property and equipment                                                  (27,903)               (31,291)
                                                                                    --------               --------
Net cash used in investing activities                                                (25,481)               (29,621)
                                                                                    --------               --------
FINANCING ACTIVITIES:
Proceeds from short-term construction
  borrowings expected to be refinanced                                                36,350                     --
Construction draws                                                                    (5,168)                (6,288)
Repayments of construction financing                                                  (2,550)                    --
Payments on long-term debt                                                               (27)                   (77)
Debt issuance costs of long-term debt                                                   (643)                    --
Proceeds from issuance of common stock                                                    18                    536
                                                                                    --------               --------
Net cash (used in) provided by financing activities                                   27,980                 (5,829)
                                                                                    --------               --------
Net increase (decrease) in cash and cash equivalents                                 1,215                  (33,509)
Cash and cash equivalents, beginning of period                                         2,105                 63,394
                                                                                    --------               --------
Cash and cash equivalents, end of period                                            $  3,320               $ 29,885
                                                                                    ========               ========
Supplemental disclosure of cash flow information:
  Cash payments for interest                                                        $  1,706               $  2,100
  Cash payments for income taxes                                                          --                    116
  Extinguishment of construction loan payable from
   sale-leaseback                                                                         --                  2,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

                ASSISTED LIVING CONCEPTS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Assisted Living Concepts, Inc. and Subsidiaries ("Company") owns, operates and develops assisted living residences which provide housing to senior citizens who need help with the activities of daily living such as bathing and dressing. The Company provides personal care and support services and makes available routine nursing services designed to meet the needs of its residents.

BASIS OF PRESENTATION

These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries that manage, own and develop assisted living residences and provide ancillary services such as home health, hospice and durable medical equipment. The condensed consolidated financial statements also include residences the Company owns or leases but are operated through joint venture agreements. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2.  PROPERTY AND EQUIPMENT

The Company's property and equipment are stated at cost and consist of the following at March 31, 1998 (in thousands):

  Land                                                       $  9,729
  Buildings and improvements                                  138,453
  Equipment                                                     1,795
  Furniture                                                     4,141
                                                             --------
    Sub-total                                                 154,118
  Construction in progress                                     79,402
                                                             --------
    Total property and equipment                              233,520
  Less accumulated depreciation                                (3,206)
                                                             --------
    Property and equipment, net                              $230,314
                                                             ========

As of March 31, 1998, the Company had begun construction on 26 residences (1,033 units) ($31.5 million). Construction in progress also includes 17 residences (650 units) ($42.5 million) that have received a certificate of occupancy, but are pending licensure. As of March 31, 1998, the Company had also entered into agreements pursuant to which it may purchase, subject to completion of due diligence and various other conditions, 31 additional sites. The Company has capitalized $1.7 million of direct costs in conjunction with the due diligence associated with these 31 sites (1,218 units). The remaining $3.7 million relates to costs associated with the site selection and pre-acquisition costs.

3.  SUBSEQUENT EVENTS

On April 1, 1998, the Company entered into $14.6 million of mortgage financing for seven residences in Texas under a $50 million credit facility. The term of this financing is 10 years at a 7.73% fixed interest rate non-recourse to the Company. The debt is secured by buildings, land, furniture and fixtures.

On April 7, 1998, the Company completed the private placement offering of $75,000,000 of 5.625% Convertible Subordinated Debentures ("Debentures") due May 1, 2003. The Debentures are convertible at any time at or prior to maturity, unless previously redeemed, at a conversion price of $26.184 per common share, which equates to an aggregate of approximately 2.86 million shares. Interest is payable semiannually on May 1 and November 1 of each year, commencing November 1, 1998. The Debentures are unsecured and subordinated to all senior indebtedness of the Company. The Debentures are redeemable at par, as a whole or in part, at any time on or after May 15, 2001 at the Company's option.

On April 30, 1998, the Company completed the acquisition of two assisted living residences in Plano and McKinney, Texas, having units of 66 and 50 units, respectively. The residences were acquired for a purchase price of approximately $5.2 million.

4.   NET INCOME PER COMMON SHARE

The Company adopted Statement of Financial Accounting Standards No. 128 Earnings Per Share (FAS 128) in the fourth quarter of 1997 and has restated all previously reported amounts. Basic earnings per share (EPS) and diluted EPS replace primary EPS and fully diluted EPS. Basic EPS is calculated using income attributable to common shares divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated using income attributable to common shares (after considering the effects of dilutive potential common shares) divided by the weighted average number of common shares and dilutive potential common shares outstanding for the period.

                                                                  Three                   Three
                                                               Months Ended           Months Ended
                                                                 March 31,              March 31,
                                                                   1997                   1998
                                                               ------------           ------------
Numerator for basic net income per share
                                                                  $   664                 $ 1,906
Effect of conversion of convertible
  debentures                                                            -                     163
                                                                  -------                 -------
Number for diluted net income per share                           $   664                 $ 2,069
                                                                  =======                 =======
Denominator
  Denominator for basic net income per
    common share weighted average shares                           11,004                  15,688
  7% Convertible Debentures                                         1,855                   1,855
  Stock Option Dilution                                               285                     439
                                                                  -------                 -------
Denominator for diluted net income per
  common share weighted average shares                             13,144                  17,982
                                                                  =======                 =======

Basic net income per common share                                 $   .06                 $   .12
                                                                  =======                 =======
Diluted net income per common share                               $   .06                 $   .12
                                                                  =======                 =======

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company reported net income of $1.9 million or $.12 per diluted share, on revenue of $18.6 million for the three months ended March 31, 1998.

Operating results for the three month period ended March 31, 1998 include the operating results of 116 residences and are not necessarily indicative of future operating financial performance, as the Company intends to significantly expand its operating base of residences in 1998 and 1999.

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

The following tables sets forth, for the periods presented, the number of residences and units operated, average occupancy rates and sources of revenue for the Company. The portion of revenues received from state Medicaid agencies are labeled as "Medicaid state portion" while the portion of the Company's revenues that a Medicaid-eligible resident must pay out of his or her own resources is labeled "Medicaid resident portion".

                       THREE MONTHS ENDED MARCH 31, 1997
====================================================================================================
                                                       Stabilized        Start-up
Total Residences                                       Residences       Residences          Total
                                                     ---------------  -------------       ----------
Residences operated (end of period)                         35               31                66
Units operated (end of period)                           1,163            1,190             2,353
Average occupancy rate                                    91.9%            68.5%             80.1%
Sources of revenue:
  Medicaid state portion                                  13.6%             8.1%             11.4%
  Medicaid resident portion                                7.6%             4.2%              6.3%
  Private                                                 78.8%            87.7%             82.3%
                                                        -------          -------           -------
Total                                                    100.0%           100.0%            100.0%
                                             ======================================================
                       THREE MONTHS ENDED MARCH 31, 1998
===================================================================================================
                                                       Stabilized        Start-up
Total Residences                                       Residences       Residences           Total
                                                     -------------    -------------       ---------
Residences operated (end of period)                         64               52               116
Units operated (end of period)                           2,286            2,029             4,315
Average occupancy rate                                    93.7%            51.4%             74.6%
Sources of revenue:
  Medicaid state portion                                  13.7%             7.8%             11.8%
  Medicaid resident portion                                7.9%             3.5%              6.5%
  Private                                                 78.4%            88.7%             81.7%
                                                        -------          -------           -------
Total                                                    100.0%           100.0%            100.0%
                                             =====================================================

The following tables set forth, for the periods presented, the compilation of results from stabilized and start-up and from other ancillary services, including corporate activities. Stabilized residences are defined as those residences which were operating for more than twelve months prior to the beginning of the period or had achieved a 95% occupancy rate as of the beginning of the reporting period. Start-up residences are defined as those residences which were operating for less than twelve months prior to the beginning of the period or had not achieved a 95% occupancy rate as of the beginning of the reporting period.

                                         COMPILATION OF STABILIZED AND START-UP RESIDENCES
                                                 THREE MONTHS ENDED MARCH 31, 1997
======================================================================================================================
                                              Stabilized             Start-up             Corporate &
                                              Residences            Residences         Ancillary Services       Total
                                              ------------------------------------------------------------------------
                                                                                                              C>
Revenue                                          $5,599               $3,645                  $   -            $9,244
Residence operating expense                       3,235                2,457                      -             5,692
                                              ------------------------------------------------------------------------
  Residence operating Income                      2,364                1,188                      -             3,552
Corporate overhead                                    -                    -                    641               641
Building rentals                                  1,076                  484                      -             1,560
Depreciation and amortization                       172                  313                     21               506
                                              ------------------------------------------------------------------------
    Total other operating expenses                1,248                  797                    662             2,707
                                              ------------------------------------------------------------------------
    Operating income                              1,116                  391                   (662)              845
Interest expense                                   (342)                (476)                   655              (163)
Interest income                                       -                    -                    123               123
                                              ------------------------------------------------------------------------
Pre-tax income (loss)                               774                  (85)                   116               805
  Provision for income taxes                          -                    -                    141               141
                                              ------------------------------------------------------------------------
  Net income (loss)                              $  774               $  (85)                 $  25            $  664
                                              ========================================================================
Residences operated                                  35                   31                                       66
Units operated                                    1,163                1,190                                    2,353
Average occupancy rate                             91.9%                68.5%                                    80.1%


                                         COMPILATION OF STABILIZED AND START-UP RESIDENCES
                                                 THREE MONTHS ENDED MARCH 31, 1998
======================================================================================================================
                                              Stabilized             Start-up             Corporate &
                                              Residences            Residences         Ancillary Services      Total
                                              ------------------------------------------------------------------------
Revenue                                         $11,271              $5,637                  $1,740           $18,648
Residence operating expense                       6,311               3,755                   1,300            11,366
                                              ------------------------------------------------------------------------
  Residence operating income                      4,960               1,882                     440             7,282
Corporate overhead                                    -                   -                   1,068             1,068
Building rentals                                  2,531               1,321                      50             3,902
Depreciation and amortization                       269                 645                     131             1,045
                                              ------------------------------------------------------------------------
    Total other operating expenses                2,800               1,966                   1,249             6,015
                                              ------------------------------------------------------------------------
    Operating income (loss)                       2,160                 (84)                   (809)            1,267
Interest expense                                   (214)               (948)                    894              (268)
Interest income                                       1                   3                     696               700
Other income                                          1               1,374                       -             1,375
                                              ------------------------------------------------------------------------
Pre-tax income (loss)                             1,948                 345                     781             3,074
  Provision for income taxes                          -                   -                   1,168             1,168
                                              ------------------------------------------------------------------------
Net income (loss)                               $ 1,948              $  345                  $ (387)          $ 1,906
                                              ========================================================================
Residences operated                                  64                  52                                       116
Units operated                                    2,286               2,029                                     4,315
Average occupancy rate                             93.7%               51.4%                                     74.6%

The following table sets forth, for the periods presented, the results of operations for the 51 residences which were operating for both periods in their entirety (in thousands).

                      COMPILATION OF SAME STORE RESIDENCES
                               THREE MONTHS ENDED
                       MARCH 31, 1997 AND MARCH 31, 1998

=================================================================================================
                                                              Three                     Three
                                                           Months Ended              Months Ended
                                                             March 31,                March 31,
                                                               1997                      1998
                                                           --------------------------------------
Revenue                                                         $8,058                   $8,836
Residence operating expense                                      4,785                    4,964
                                                           ------------------------------------
  Residence operating income                                     3,273                    3,872

Building rentals                                                 1,485                    1,999
Depreciation and amortization                                      295                      181
                                                           ------------------------------------
  Total other operating expenses                                 1,780                    2,180
                                                           ------------------------------------
    Operating income                                             1,493                    1,692

Interest expense                                                  (542)                    (214)
Interest income                                                      2                        1
Other income                                                         -                        1
                                                           ------------------------------------
  Pre-tax income                                                $  953                   $1,480
                                                           ====================================

Residences operating                                                51                       51
Units operating                                                  1,778                    1,778
Average occupancy rate                                            88.1%                    95.6%

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

REVENUE.   For the three months ended March 31, 1998, revenues were $18.6 million compared to $9.2 million in the three months ended March 31, 1997, an increase of $9.4 million or 102%. Of this increase, $5.6 million or 60% related to the opening of an additional 50 operating residences (1,962 units) since March 31, 1997. The remaining $3.8 million or 40% of the increase was attributable to the 66 residences that had operating results as of March 31, 1997 and $1.7 million from ancillary services. For the three months ended March 31, 1998, revenues for the 51 Same Store Residences were $8.8 million as compared to $8.1 million for the three months ended March 31, 1997, an increase
of $700,000 of 8.7%.   This increase for the 51 Same Store Residences was
primarily attributable to increases in average monthly rents to $1,727 and an average occupancy rate of 95.6% for the three months ended March 31, 1998 from average monthly rents of $1,700 and an average occupancy rate of 88.1% for the three months ended March 31, 1997. Of the $18.6 million in revenue reported for the three months ended March 31, 1998, $11.3 million or 60.8% was attributable to Stabilized Residences, $5.6 million or 30.1% was attributable to Start-up Residences and the remaining $1.7 million was mainly due to ancillary revenues.

RESIDENCE OPERATING EXPENSES.   For the three months ended March 31, 1998,
general operating expenses were $11.4 million as compared to $5.7 million for the three months ended March 31, 1997, an increase of $5.7 million. Of this increase, $3.7 million or 64.9% related to the opening of an additional 50 operating residences (1,962 units) since March 31, 1997. The remaining $2 million or 35.1% of the increase was attributable to the 66 residences that had operating results as of March 31, 1997 and $1.3 million from ancillary services. For the three months ended March 31, 1998, residence operating expenses for the 51 Same Store Residences were $5.0 million as compared to $4.8 million for the three months ended March 31, 1997. This increase is due to the increase in staffing and food costs to accommodate the increase in occupancy. Of the $11.4 million in residence operating expenses reported for the three months ended March 31, 1998, $6.3 million or 55.3% was attributable to Stabilized Residences, $3.8 million or 33.3% was attributable to Start-up Residences and approximately $1.3 million was attributable to ancillary services.

CORPORATE, GENERAL AND ADMINISTRATIVE. Corporate, general and administrative expenses for the three months ended March 31, 1998 were $1.1 million compared to $641,000 for the 1997 period. Corporate, general and administrative expenses increased due to the expansion of the corporate offices, increased personnel at both corporate and regional offices and increased activity due to the number of operating residences.

BUILDING RENTALS. Building rentals for the three months ended March 31, 1998 were $3.9 million compared to $1.6 million for the 1997 period, which represents an increase of $2.3 million or 144%. This increase was directly related to the 27 operating leases entered into from March 31, 1997 to March 31, 1998. The Company had 68 operating leases as of March 31, 1998 compared to 33 at March 31, 1997.

DEPRECIATION AND AMORTIZATION.   Depreciation and amortization expense was $1.0
million in the three month period ended March 31, 1998 compared to $506,000 for the three months ended 1997, which represents an increase of $494,000, or 97.6%. This increase is the result of the additional facilities developed and owned by the Company during the three months ended March 31, 1998.

INTEREST EXPENSE. Interest expense, net of capitalized interest, was $268,000 for the three months ended March 31, 1998 compared to $163,000 for the three months ended March 31, 1997. The Company' s gross interest expense was $2.1 million for the three months ended March 31, 1998 compared to $1.1 million for the three months ended March 31, 1997. The increase in interest expense is due to mortgage and bond financing to fund development activity. Capitalized interest for the three months ended March 31, 1998 was $1.8 million compared to $946,000 for the three months ended March 31, 1997.

INTEREST INCOME. Interest income was $700,000 for the three month period ended March 31, 1998 compared to $123,000 in the corresponding 1997 period, an increase of $577,000. The increase in interest income is directly related to the offerings completed in October 1997 from which the Company received approximately $155 million net of offering expense of $8.4 million.

OTHER INCOME. Other income for the three months ended March 31, 1998 was $1.4 million compared to $0 for the period in 1997. The $1.4 million represents that portion of the net operating losses of a joint venture (including management fees paid to the Company) attributable to the Company's joint venture partner.

INCOME BEFORE INCOME TAXES. Income before income taxes for the three months ended March 31, 1998, was $3.1 million compared to $805,000 for the period in 1997. The Company's income before income taxes has continued to increase as the number of operating residences increases. As the Company has matured in certain of its regions and occupancy has increased, the operating income of the residences in such regions has been able to cover general corporate overhead plus provide additional income.

PROVISION FOR INCOME TAXES. The Company's provision for income taxes for the three months ended March 31, 1998 was $1.2 million or 38% compared to $141,000 or 17.5% for the same period in 1997. The Company utilized all its operating loss carryforwards from previous periods to offset taxes otherwise payable through 1996.

NET INCOME. The Company achieved net income for the three months ended March 31, 1998 of $1.9 million or $.12 per diluted share compared to $664,000 or $.06 per diluted share for the same period in 1997. This increase is due to the number of residences opened in 1997 and the stabilization of the residences throughout 1997.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had positive working capital of approximately of $13.9 million including liabilities for construction payables and construction financing. Exclusive of construction related activities, working capital was $26.5 million. As of March 31, 1998, the Company had $26.3 million of mortgage financing on 15 residences. This mortgage financing will be repaid with the proceeds from sale leaseback transactions that will be completed when additional residences that are currently under construction are completed.

Net cash provided by operating activities was approximately $1.9 million during the three month period ended March 31, 1998, and the primary source of funds was from net income.

Net cash used for investing activities totaled $29.6 million during the three month period ended March 31, 1998. The primary use of cash was $31.3 million related to the development of new assisted living residences.

Net cash used in financing activities totaled $5.8 million during the three month period ended March 31, 1998. The Company incurred a temporary decline in construction draws during the first quarter resulting in a $6.3 million decrease in those payables.

Capital expenditures for 1998 are estimated to approximate $160 million to $190 million, related primarily to the development of additional residences, of which approximately $31.3 million had been spent through March 31, 1998. On April 13, 1998, the Company completed the issuance of $75 million in Convertible Subordinated Debentures and intends to use these funds in conjunction with current working capital resources to develop additional residences. In addition, as of March 31, 1998, the Company had outstanding $138 million in commitments from several health care REITs to finance additional residences through sale and leaseback transactions and $50 million in mortgage financing ($14.6 million of which was utilized during April, 1998). The Company also anticipates being able to continue to utilize tax-exempt bond financing for approximately $28 million from the states of Ohio, Oregon and Washington. The Company does not anticipate any significant capital expenditures within the foreseeable future with respect to the residences developed since 1994 and those currently operating or those pending licensure as of March 31, 1998.

The Company expects that its cash on hand, together with cash flow from operations and available REIT and mortgage financing, will be sufficient to meet is operating requirements and to fund its anticipated growth for at least the next 12 months. The Company expects to use a wide variety of financing sources to fund its future growth, including public and private debt and equity, conventional mortgage financing, unsecured bank financing, among other sources. There can be no assurance that financing from such sources will be available in the future, or if available that such financing will be available on terms acceptable to the Company.

As of March 31, 1998, the Company had invested excess cash balances in short-term certificates of deposit and U.S. Treasury securities.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which established requirements for disclosure of comprehensive income. The objective of SFAS No. 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. The Company will comply with the provisions of SFAS No. 130 as they become applicable.

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

  In April 1997, in order to mitigate the impact of start-up losses associated with the opening of newly constructed residences, the Company entered into a joint venture agreement with a third party investor to operate certain new assisted living residences owned and developed by the Company. Pursuant to the joint venture agreement, the Company has acquired a 10% interest for $300,000 and the joint venture partner has acquired a 90% interest for $2.0 million in the joint venture. The joint venture concurrently entered into a non-cancelable management agreement with the Company pursuant to which the Company will manage the properties operated by the joint venture for an amount equal to the greater of 8% of gross revenues or $2,000 per month per property. As of March 31, 1998, 24 residences owned or leased by the Company were being operated by the joint venture. The Company anticipates 5 to 10 new residences will enter the joint venture per quarter. The revenues and expenses of the joint venture are consolidated with those of the Company. In addition, the Company will recognize 10% of the losses or profits, if any, of the joint venture, net of the effect of management fees paid to the Company. The Company may seek to acquire the joint venture partner's 90% interest in the future, but has no contractual right to purchase such interest. While the use of such joint venture agreements is intended to mitigate the impact on the Company of start-up losses associated the opening of new residences or otherwise, the Company may, to the extent it does not acquire the partner's interest, forgo a portion of future operating profits, if any, from the residences operated by the joint venture. The Company expects it will, from time to time, enter into additional partnering arrangements, which may be similar to the current structure, for some of its future development projects. There can be no assurance that the Company will be able to enter into any such future arrangements or, if entered into, that such arrangements will achieve the desired results.

  Due to the successful completion of recent debt and equity financing, the Company expects to retain a higher percentage of its residences. Historically, the Company has relied extensively on sale/leaseback financings from REITs to finance its development efforts. The Company expects to make additional investments in its management infrastructure to further support its growth strategy. While the Company believes that the resulting effects of the recent completed offerings, the increased focus on asset ownership, its accelerated development program and anticipated additions to its corporate infrastructure will negatively impact its earnings prospects over the next 12 to 18 months, it believes that these measures will positively affect its long-term prospects.

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

  The Company's aggregate annual fixed debt and lease payment obligations as of March 31, 1998 totaled approximately $27.5 million (adjusted to give effect to the issuance of the 5.625% Debentures closed in April of 1998.). These fixed payment obligations will significantly increase as the Company pursues its development plan. Failure to meet these obligations may results in the Company being in default of its financing agreements and, as a consequence, the Company may lose its ability to operate any individual residence or other residences which may be cross-defaulted. There can no assurance that the Company will generate sufficient cash flow to meet its current or future obligations. The Company has not historically covered its fixed charges with earnings. In addition, the Company anticipates, there is a risk that, upon completion of construction, permanent financing for newly developed residences may not be available or may be available only on terms that are unfavorable or unacceptable to the Company.

  GEOGRAPHIC CONCENTRATION; DEPENDENCE ON STATE MEDICAID WAIVER PROGRAMS. As of March 31, 1998, 24.5% of the Company's properties are in Texas, 13.2% are in Oregon, 11.9% in Ohio, 9.9% are in Indiana and 9.3% in Washington; therefore, the Company is dependent on the economies of Texas, Oregon, Ohio, Indiana and Washington and, to a certain extent, on the continued funding of state Medicaid waiver programs. During the years ended December 31, 1995, 1996, 1997 and the three months ended March 31, 1998, direct payments received from state Medicaid agencies accounted for approximately 21.4%, 13.8%, 11.3% and 11.8%, respectively of the Company's revenue while the tenant-paid portion of Medicaid residents accounted for approximately 9.6%, 7.6%, 6.0% and 6.5%, respectively, of the Company's revenue during these periods. The Company expects that state Medicaid reimbursement programs will constitute a significant source of revenue for the Company in the future. The Company intends to continue developing and operating assisted living residences in other states. Adverse changes in general economic factors affecting these states' respective health care industries or in these states' laws and regulatory environment, including Medicaid reimbursement rates, could have a material adverse effect on the Company's financial condition and results of operations.

  DEPENDENCE ON REIMBURSEMENT BY THIRD-PARTY PAYORS. A portion of the Company's revenues will be dependent upon reimbursement from third-party payors, including state Medicaid programs and private insurers. For the years ended December 31, 1995, 1996, 1997 and the three months ended March 31, 1998, the Company received, as a percentage of total revenue, under Medicaid programs 21.4%, 13.8%, 11.3% and 11.8%, respectively. Furthermore, there can be no assurance the Company's proportionate percentage of revenue received from Medicaid programs will not increase. The revenues and profitability of the Company will be affected by the continuing efforts of governmental and private third-party payors to contain or reduce the costs of health care by attempting to lower reimbursement rates, increasing case management review of services and negotiating reduced contract pricing. In an attempt to reduce the federal and certain state budget deficits, there have been, and management expects that there will continue to be, a number of proposals to limit Medicaid reimbursement in general. Adoption of any such proposals at either the federal or the state level could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

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

  DEPENDENCE ON SENIOR MANAGEMENT AND SKILLED PERSONNEL. The Company depends, and will continue to depend, upon the services of Mr. McBride, its Chief Executive Officer, Dr. Wilson, its Chief Operating Officer and President, Ms. Marsh, its Vice President/Controller and Chief Accounting Officer, Mrs. Baldwin, its Director of Operations, Mr. Gordon, its Vice President/Treasurer, Ms.
Haile, its Vice President/Financial Operations, Ms. Campbell, its Senior Vice President/General Counsel and Ms. Gorshe, its Vice President/Community Relations. The Company has entered into employment agreements with Mr. McBride and Dr. Wilson and its senior executive officers and has obtained a $500,000 key employee insurance policy covering Dr. Wilson's life. The Company is also dependent upon its ability to attract and retain management personnel who will be responsible for the day-to-day operations of each residence. The loss of the services of any or all of such officers or the Company's inability to attract additional management personnel in the future could have a material adverse effect on the Company's financial condition or results of operations.

  LIABILITY AND INSURANCE.   The provision of health care services entails an
inherent risk of liability. In recent years, participants in the long-term care industry have become subject to an increasing number of lawsuits alleging malpractice or related legal theories, many of which involve large claims and significant defense costs. The Company currently maintains liability insurance intended to cover such claims and the Company believes that its insurance is in keeping with industry standards. There can be no assurance, however, that claims in excess of the Company's insurance coverage or claims not covered by the Company's insurance coverage (e.g., claims for punitive damages) will not arise. A successful claim against the Company not covered by, or in excess of, the Company's insurance coverage could have a material adverse effect upon the Company's financial condition and results of operations. Claims against the Company regardless of their merit or eventual outcome, may also have a material adverse effect upon the Company's ability to attract residents or expand its business and would require management to devote time to matters unrelated to the operation of the Company's business. In addition, the Company's insurance policies must be renewed annually. There can be no assurance that the Company will be able to obtain liability insurance coverage in the future or that, if such coverage is available, it will be available on acceptable terms.

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

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       The following documents are filed as part of this report:

          Exhibit Number 12.1 Computation of Fixed Charge to Earnings

          Exhibit Number 27 Financial Data Schedule

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                    SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ASSISTED LIVING CONCEPTS, INC.
                              Registrant

May 14, 1998                  By:   /s/    RHONDA S. MARSH
                                    ----------------------

                              Name:  Rhonda S. Marsh
                              Title: Vice President/Controller
                                     Chief Accounting Officer