Form 10-Q
period 1998-06-30
ASSISTED LIVING CONCEPTS INC
filed 1998-08-14
CIK 929994

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20459

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition period from ___ to___

                        Commission file number 1-13498

                        ASSISTED LIVING CONCEPTS, INC.
            (Exact name of registrant as specified in its charter)

           NEVADA                                      93-1148702
(State or other jurisdiction of                       IRS Employer
incorporation or organization)                     Identification No.)


                         9955 SE Washington, Suite 300
                            Portland, Oregon  97216
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


  Shares of Registrant's common stock, $.01 par value, outstanding at July 31,
                               1998- 16,767,317.

--------------------------------------------------------------------------------

                        ASSISTED LIVING CONCEPTS, INC.

                                   FORM 10-Q

                                 June 30, 1998

                                     INDEX
                                     -----



PART I - FINANCIAL INFORMATION                                                                             Page
  Item 1.  Financial Statements

  Condensed Consolidated Balance Sheets as of  December 31, 1997 and June 30, 1998.................           3

  Condensed Consolidated Statements of Operations for the three and six months ended
  June 30, 1997 and June 30, 1998..................................................................           4

  Condensed Consolidated Statements of Cash Flows for the three and six months ended
  June 30, 1997 and June 30, 1998..................................................................           5

  Notes to Condensed Consolidated Financial Statements.............................................       6 - 9

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...................................................................     10 - 22

PART II - OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders.....................................          22

  Item 6.  Exhibits and Reports on Form 8-K........................................................          22


                                     PART 1

ITEM 1 - FINANCIAL INFORMATION

                ASSISTED LIVING CONCEPTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                                   JUNE 30,
                                                                                         DECEMBER 31,                1998
                                                                                             1997                (UNAUDITED)
                                                                                        --------------          --------------
ASSETS

Current assets:
  Cash and cash equivalents                                                               $  63,394                $  76,468
  Funds held in trust                                                                         1,956                    1,149
  Accounts receivable                                                                         2,185                    3,056
  Other current assets                                                                        4,504                    4,516
                                                                                          ---------                ---------
    Total current assets                                                                     72,039                   85,189
                                                                                          ---------                ---------
Property and equipment                                                                      100,751                  208,248
Construction in process                                                                     103,795                   60,685
                                                                                          ---------                ---------
  Total property and equipment                                                              204,546                  268,933
  Less accumulated depreciation                                                               2,477                    4,352
                                                                                          ---------                ---------
  Property and equipment - net                                                              202,069                  264,581
Goodwill                                                                                     13,397                    9,884
Other assets                                                                                 10,800                   14,858
                                                                                          ---------                ---------
     Total assets                                                                         $ 298,305                $ 374,512
                                                                                          =========                =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                                   $   9,873                $  14,590
  Construction payables                                                                      18,883                   11,265
  Construction financing                                                                      2,150                        -
  Current portion of long-term debt                                                             172                      388
                                                                                          ---------                ---------
  Total current liabilities                                                                  31,078                   26,243

Convertible subordinated debentures                                                         100,165                  175,165
Long-term debt                                                                               26,047                   39,073
                                                                                          ---------                ---------
     Total liabilities                                                                      157,290                  240,481
                                                                                          ---------                ---------
Stockholders' equity:
  Preferred Stock, $.01 par value; 1,000,000 shares authorized;                                   -                        -
    none issued and outstanding
  Common Stock, $.01 par value; 40,000,000 shares authorized; issued and
    outstanding 15,646,478 and 15,754,822 shares in 1997 and 1998                               156                      158
  Additional paid-in capital                                                                137,379                  135,476
  Fair market value in excess of historical cost of acquired net assets
    attributable to related party transactions                                                 (239)                    (239)
   Retained earnings (accumulated deficit)                                                    3,719                   (1,364)
                                                                                          ---------                ---------

   Stockholders' equity                                                                   $ 141,015                $ 134,031
                                                                                          ---------                ---------
     Total liabilities and stockholders' equity                                           $ 298,305                $ 374,512
                                                                                          =========                =========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                ASSISTED LIVING CONCEPTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (Unaudited)

                                                                  Three Months Ended                Six Months Ended
                                                                       June 30,                         June 30,
                                                                1997              1998           1997              1998
Revenues                                                      $ 10,848          $ 21,353       $ 20,092          $ 40,296

Operating expenses:
General  operating expenses                                      6,557            13,139         12,249            24,725
Corporate general and administrative                               676             1,389          1,317             2,448
Building rentals                                                 1,654             3,573          2,870             7,111
Building rentals to related party                                  355               364            699               728
Depreciation and amortization                                      702             1,224          1,208             2,089
Non-recurring charge                                                 -             8,495              -             8,495
                                                              --------          --------       --------          --------
Total operating expenses                                         9,944            28,184         18,343            45,596
                                                              --------          --------       --------          --------
Operating income (loss)                                            904            (6,831)         1,749            (5,300)
                                                              --------          --------       --------          --------
Interest expense                                                  (245)             (380)          (408)             (653)
Interest income                                                    153               946            276             1,645
Other income                                                       482             1,429            482             2,804
                                                              --------          --------       --------          --------
Income (loss) before income taxes                             $  1,294          $ (4,836)      $  2,099          $ (1,504)
Provision (benefit) for income taxes                               327              (458)           468               809
                                                              --------          --------       --------          --------
Net income (loss) before cumulative effect                    $    967          $ (4,378)      $  1,631          $ (2,313)

Cumulative effect of change in accounting principle (net
 of tax benefit of $1,187)                                           -                 -              -            (2,770)

Net income (loss)                                             $    967          $ (4,378)      $  1,631          $ (5,083)
                                                              ========          ========       ========          ========
Basic net income (loss) per common share before cumulative
 effect of change in accounting principle                     $    .09          $   (.28)      $    .15          $   (.15)

Cumulative effect of change in accounting
 principle                                                           -                 -              -              (.17)
                                                              ========          ========       ========          ========
Basic net income (loss) per common share                      $    .09          $   (.28)      $    .15          $   (.32)
                                                              ========          ========       ========          ========
Diluted net income (loss) per common share before
 cumulative effect of change in accounting principle          $    .09          $   (.28)      $     15          $   (.15)

Cumulative effect of change in accounting principle                 -                  -              -              (.17)
                                                              ========          ========       ========          ========

Diluted net income (loss) per common share                    $    .09          $   (.28)      $    .15          $   (.32)
                                                              ========          ========       ========          ========

Basic weighted average common shares outstanding                11,044            15,749         11,044            15,717

Diluted weighted average common shares outstanding              13,280            15,749         13,281            15,717

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                ASSISTED LIVING CONCEPTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  Three Months Ended                Six Months Ended
                                                                       June 30,                         June 30,
                                                                1997              1998           1997              1998
                                                             ---------         ---------      ---------         ---------
OPERATING ACTIVITIES:
Net income (loss)                                            $     967         $  (4,378)     $   1,631         $  (5,083)
Adjustment to reconcile net income (loss) to net
  cash provided by operating activities:
  Gain on sale of asset                                            (36)                -            (36)                -
  Depreciation and amortization                                    702             1,224          1,208             2,089
  Non-recurring charge                                               -             8,495              -             8,495
  Cumulative effect of change in accounting principle                -                 -              -             2,770
Changes in asset and liabilities:
  Accounts receivable, net                                         (58)               83           (353)             (871)
  Other current assets                                             522             2,679         (1,121)            1,972
  Other assets                                                      24               (29)          (168)           (1,195)
  Accounts payable and accrued expenses                          1,819              (683)         1,495             1,155
                                                             ---------         ---------      ---------         ---------
Net cash provided by operating activities                        3,940             7,391          2,656             9,332
                                                             ---------         ---------      ---------         ---------
INVESTING ACTIVITIES:                                             7                 7              7                 7
Sale (purchase) of funds held in trust                              (5)             (961)          (173)              807
Acquisitions, net of cash acquired                                   -            (8,007)             -            (8,105)
Proceeds from sale and leaseback transactions                   32,978             2,775         35,568             2,775
Purchases of property and equipment                            (33,507)          (36,400)       (61,410)          (67,691)
                                                             ---------         ---------      ---------         ---------
Net cash used in investing activities                             (534)          (42,593)       (26,015)          (72,214)
                                                             ---------         ---------      ---------         ---------
FINANCING ACTIVITIES:                                             7                 7              7                 7
Proceeds from short-term construction borrowings                 6,860                 -         43,210                 -
  expected to be refinanced
Repayments of construction financing                            (7,600)                -        (10,150)                -
Construction draws                                               3,249            (1,330)        (1,919)           (7,618)
Proceeds from long-term debt                                         -            14,600              -            14,600
Payments on long-term debt                                         (28)           (1,281)           (55)           (1,358)
Proceeds from issuance of common stock                              55               316             73               852
Proceeds from issuance of convertible subordinated
  debentures                                                         -            75,000              -            75,000
Purchase of common stock                                             -            (2,753)             -            (2,753)
Debt issuance costs of long-term debt                             (434)           (2,767)        (1,077)           (2,767)
                                                             ---------         ---------      ---------         ---------
Net cash provided by financing activities                        2,102            81,785         30,082            75,956
                                                             ---------         ---------      ---------         ---------
Net increase in cash and cash equivalents                        5,508            46,583          6,723            13,074
Cash and cash equivalents, beginning of period                   3,320            29,885          2,105            63,394
                                                             ---------         ---------      ---------         ---------
Cash and cash equivalents, end of period                     $   8,828         $  76,468      $   8,828         $  76,468
                                                             =========         =========      =========         =========
Supplemental disclosure of cash flow information:                 7                 7

Cash payments for interest                                   $   1,561         $     626      $   3,267         $   2,726

Cash payments for income taxes                               $       -         $     474              -         $     590

Extinguishment of construction loan payable
  from sale-leaseback                                                -         $   2,150              -         $   2,150


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                        ASSISTED LIVING CONCEPTS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Assisted Living Concepts, Inc. and Subsidiaries ("the Company") owns, operates and develops assisted living residences which provide housing to senior citizens who need help with the activities of daily living such as bathing and dressing. The Company provides personal care and support services and makes available routine nursing services designed to meet the needs of its residents.

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The result of operations for the three and six-month periods ended June 30, 1997 and 1998 are not necessarily indicative of the results to be expected for the full year.

Change in Accounting Principle

On April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5). The Company adopted SOP 98-5 effective as of January 1, 1998. The impact of this change in accounting principle on the Company relates to the treatment of pre-opening costs associated with newly developed residences. SOP 98-5 requires that these costs be expensed as incurred as compared to the Company's previous policy to capitalize these costs prior to commencement of residence operations, amortizing them over a twelve month period. The $2.8 million cumulative effect change on prior year (after reduction for income taxes of $1.2 million) is included in income for the six months ended June 30, 1998. The effect of the change on the three months ended June 30, 1998 was to increase net income $114,000 or $.01 per diluted share. The effect of the change on the six months ended June 30, 1998 was to increase income before cumulative effect of a change in accounting principle by $247,000 or $.02 per diluted share.

The effect of the change on the first quarter of 1998 is as follows (in thousands):


                                                                           Three
                                                                         Months Ended
                                                                        March 31, 1998
                                                                        --------------
     Net income as originally reported                                     $ 1,906
     Effect of change in pre-opening costs                                     133
                                                                           -------
     Income before cumulative effect of change in accounting
      principle                                                              2,039
     Cumulative effect of change in accounting principle                    (2,565)
                                                                           -------
     Net income as restated                                                   (526)
                                                                           =======

Per basic and diluted share amounts:

     Net income per share as originally reported                           $    .12
     Effect of change in pre-opening costs                                      .01
                                                                           --------
     Income before cumulative effect of change in accounting
      principle                                                                 .13
     Cumulative effect of change in accounting principle                       (.14)
                                                                           --------
     Net income per share as restated                                      $   (.01)
                                                                           ========

2.      PROPERTY AND EQUIPMENT

The Company's property and equipment are stated at cost and consist of the following at June 30, 1998 (in thousands):


  Land                                                                     $  13,093
  Buildings and improvements                                                 186,838
  Equipment                                                                    2,141
  Furniture                                                                    6,176
                                                                           ---------
    Subtotal                                                                 208,248
  Construction in progress                                                    60,685
                                                                           ---------
    Total property and equipment                                             268,933
  Less accumulated depreciation                                               (4,352)
                                                                           ---------
    Property and equipment, net                                            $ 264,581
                                                                           =========


As of June 30, 1998, the Company had begun construction on 33 residences (1,332 units) ($58.7 million), which includes 11 residences (438 units) ($26.5 million) that have received a certificate of occupancy, but are pending licensure. As of June 30, 1998, the Company had also entered into agreements pursuant to which it may purchase, subject to completion of due diligence and various other conditions, 34 additional sites. The Company has capitalized $1.7 million of direct costs in conjunction with the due diligence associated with these 34 sites (1,349 units). The remaining $285,000 relates to costs associated with site selection and pre-acquisition costs.

In addition, the Company purchased three residences (164 units), two in Texas and one in Louisiana, for a total purchase price (net of cash acquired) of approximately $8.0 million during the three month period ended June 30, 1998.

3.  CONVERTIBLE SUBORDINATED DEBENTURES

The Company completed a private placement of $75,000,000 of 5.625% Convertible Subordinated Debentures due May 1, 2003 on April 7, 1998. The Debentures are convertible at any time at or prior to maturity, unless previously redeemed, at a conversion price of $26.184 per common share, which equates to an aggregate of approximately 2.86 million shares. Interest is payable semiannually on May 1 and November 1 of each year, commencing November 1, 1998. The Debentures are unsecured and subordinated to all senior indebtedness of the Company. The Debentures are redeemable at par, as a whole or in part, at any time on or after May 15, 2001 at the Company's option.

Effective August 3, 1998, the Company called for redemption all of its 7.0% Convertible Subordinated Debentures Due 2005 ($13,915,000 outstanding at June 30, 1998). As of August 3, 1998, all debentures were converted at a price of $7.50 per share, resulting in the issuance of approximately 1,855,000 shares of common stock.

4.  SUBSEQUENT EVENTS

During July, 1998, the Company closed on a $13.2 million tax exempt bond financing, secured by seven residences in the state of Ohio, at an all inclusive variable rate of approximately 5%. In addition, the Company obtained mortgage financing for three Oregon properties in the amount of $6.6 million at a fixed rate of 7.6%.

During August, 1998, the Company repurchased 101,900 shares of common stock at prices ranging from $13.375 to $13.875 in accordance with a stock repurchase plan initiated in May, 1998. The Company is authorized to repurchase 500,000 shares, of which 301,900 have been repurchased as of August 9, 1998.

5.  NET INCOME PER COMMON SHARE

Basic earnings per share (EPS) is calculated using income attributable to common shares divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated using income attributable to common shares (after considering the effects of dilutive potential common shares) divided by the weighted average number of common shares and dilutive potential common shares outstanding for the period.


                                                      Three             Three               Six               Six
                                                  Months Ended       Months Ended       Months Ended       Months Ended
                                                    June 30,           June 30,           June 30,          June 30,
                                                      1997               1998               1997              1998
                                                 -----------------------------------------------------------------------

Numerator for basic net income (loss) per
 share before cumulative effect of change in
 accounting principle                              $   967             $ (4,378)         $ 1,631            $ (2,313)

Effect of conversion of convertible
  Debentures                                           168                   (a)             318                  (a)
                                                   --------------------------------------------------------------------
Numerator for diluted net income (loss)
 per share before cumulative effect of
 change in accounting principle                    $ 1,135             $ (4,378)         $ 1,949            $ (2,313)
                                                   ====================================================================

Numerator for basic net income (loss) per
 share                                             $   967             $ (4,378)         $ 1,631            $ (5,083)

Effect of conversion of convertible
  Debentures                                           168                   (a)             318                  (a)
                                                   --------------------------------------------------------------------
Numerator for diluted net income (loss) per
 share                                             $ 1,135             $ (4,378)         $ 1,949            $ (5,083)
                                                   ====================================================================
Denominator
  Denominator for basic net income (loss) per
    weighted average common shares                  11,044               15,749           11,044              15,717
  7% Convertible Debentures                          1,855                   (a)           1,855                  (a)
  Stock Option Dilution                                381                   (a)             382                  (a)
                                                   --------------------------------------------------------------------
Denominator for diluted net income (loss) per
 weighted average common shares                     13,280               15,749           13,281              15,717
                                                   ====================================================================
Basic net income (loss) per common share
 before cumulative effect of change in
 accounting principle                              $   .09             $   (.28)         $   .15            $   (.15)

Diluted net income (loss) per common share
 before cumulative effect of change in
 accounting principle                              $   .09             $   (.28)         $   .15            $   (.15)

Basic net income (loss) per common share           $   .09             $   (.28)         $   .15            $   (.32)
Diluted net income (loss) per common share         $   .09             $   (.28)         $   .15            $   (.32)



(a) In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per share", diluted earnings per share equates basic earnings per share when a net loss has been incurred.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

THE COMPANY

The Company reported net loss of $4.4 million or $.28 per diluted share, on revenue of $21.4 million for the three months ended June 30, 1998.

Operating results for the six month period ended June 30, 1998 include the operating results of 143 residences and the Company's corporate overhead, and are not necessarily indicative of future operating financial performance, as the Company intends to expand its operating base of residences in 1998 and 1999.

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

The following table sets forth, for the periods presented, the number of residences and units operated, and the average occupancy rates and sources of revenue for the three months ended June 30, 1997 and 1998. The portion of revenues received from state Medicaid agencies are labeled as "Medicaid state portion" while the portion of the Company's revenues that a Medicaid-eligible resident must pay out of his or her own resources is labeled "Medicaid resident portion".



                                                 THREE MONTHS ENDED JUNE 30, 1997
==============================================================================================================================
                                                                   Stabilized               Start-up
Total Residences                                                   Residences              Residences                 Total
                                                               ---------------------------------------------------------------
Residences operated (end of period)                                         42                       37                      79
Units operated (end of period)                                           1,459                    1,397                   2,856
Average occupancy rate                                                   93.8%                    56.3%                   75.4%
Sources of revenue:
  Medicaid state portion                                                 11.8%                     9.1%                   10.8%
  Medicaid resident portion                                               6.7%                     4.4%                    5.9%
  Private                                                                81.5%                    86.5%                   83.3%
                                                                --------------           --------------           -------------
Total                                                                   100.0%                   100.0%                  100.0%
                                                                ==============           ==============           =============



                                                 THREE MONTHS ENDED JUNE 30, 1998
==============================================================================================================================
                                                                   Stabilized               Start-up
Total Residences                                                   Residences              Residences                 Total
                                                               ---------------------------------------------------------------
Residences operated (end of period)                                         72                       71                     143
Units operated (end of period)                                           2,603                    2,814                   5,417
Average occupancy rate                                                   93.2%                    51.26%                   72.5%
Sources of revenue:
  Medicaid state portion                                                 14.6%                     6.4%                   11.0%
  Medicaid resident portion                                               8.1%                     2.9%                    5.8%
  Private                                                                77.3%                    90.7%                   83.2%
                                                                --------------           --------------           -------------
Total                                                                   100.0%                   100.0%                  100.0%
                                                                ==============           ==============           =============

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


                                         COMPILATION OF STABILIZED AND START-UP RESIDENCES
                                                 THREE MONTHS ENDED JUNE 30, 1997
================================================================================================================
                                          Stabilized       Start-up             Corporate &
                                          Residences      Residences        Ancillary Services         Total
                                        ------------------------------    ----------------------    ------------
Revenue                                     $  7,079       $  3,769                       -         $  10,848
Residence operating expense                    3,921          2,636                       -             6,557
                                            --------       --------                --------         ---------
  Residence operating Income                   3,158          1,133                       -             4,291
Corporate overhead                                 -              -                     676               676
Building rentals                               1,462            547                       -             2,009
Depreciation and amortization                    212            468                      22               702
                                            --------       --------                --------         ---------
    Total other operating expenses             1,674          1,015                     698             3,387
                                            --------       --------                --------         ---------
    Operating income                           1,484            118                    (698)              904
Interest expense                                (403)          (882)                  1,040              (245)
Interest income                                    -              -                     153               153
Other expense                                      -              -                       -                 -
Other income                                       -            357                     125               482
                                            --------       --------                --------         ---------
  Net income (loss) before income taxes     $  1,081       $   (407)               $    620         $   1,294
                                            ========       ========                ========         =========

Residences operated                               42             37                                        79
Units operated                                 1,459          1,397                                     2,856
Average occupancy rate                         93.8%          56.3%                                     75.4%

                                         COMPILATION OF STABILIZED AND START-UP RESIDENCES
                                                 THREE MONTHS ENDED JUNE 30, 1998
================================================================================================================
                                          Stabilized       Start-up            Corporate &
                                          Residences      Residences        Ancillary Services         Total
                                        ------------------------------    ----------------------    ------------
Revenue                                     $ 12,830       $  7,427                $  1,096          $ 21,353
Residence operating expense                    7,278          5,045                     816            13,139
                                            --------       --------                --------          --------
  Residence operating income                   5,552          2,382                     280             8,214
Corporate overhead                                 -              -                   1,389             1,389
Building rentals                               2,672          1,211                      54             3,937
Depreciation and amortization                    350            865                       9             1,224
Non-recurring charge                               -              -                   8,495             8,495
                                            --------       --------                --------          --------
    Total other operating expenses             3,022          2,076                   9,947            15,045
                                            --------       --------                --------          --------
    Operating income (loss)                    2,530            306                  (9,667)           (6,831)
Interest expense                                (496)          (852)                    968              (380)
Interest income                                    2              1                     943               946
Other income                                       -              -                   1,429             1,429

                                            --------       --------                --------          --------
Net income (loss) before income taxes       $  2,036       $   (545)               $ (6,327)         $ (4,836)
                                            ========       ========                ========          ========
Residences operated                               72             71                                       143
Units operated                                 2,603          2,814                                     5,417
Average occupancy rate                         93.2%         51.26%                                    72.48%

The following table sets forth, for the periods presented, the results of operations for the 66 and 51 residences which were operating for three and six month periods ended July 30, 1997 and 1998, respectively, in their entirety (in thousands).


                           RESULTS OF SAME RESIDENCES
                           THREE AND SIX MONTHS ENDED
                        JUNE 30, 1997 AND JUNE 30, 1998


                                               Three                    Three                    Six                     Six
                                            Months Ended            Months Ended             Months Ended            Months Ended
                                           June 30, 1997            June 30, 1998           June 30, 1997           June 30, 1998
Revenue                                       $ 10,324                $ 11,686                 $ 16,355               $ 17,755
General operating expense                        6,023                   6,656                    9,453                 10,027
                                              --------                --------                 --------               --------
  Residence operating income                     4,301                   5,029                    6,902                  7,728

Building rentals                                 1,967                   2,537                    3,159                  4,020
Depreciation and Amortization                      534                     291                      578                    360
                                              --------                --------                 --------               --------
Other Operating Expenses                         2,501                   2,828                    3,738                  4,380
                                              --------                --------                 --------               --------
    Operating Income                             1,800                   2,201                    3,164                  3,348

Interest Expense                                  (949)                   (496)                  (1,106)                  (567)
Interest Income                                      2                       2                        3                      2
Other Income (Expense)                              (1)                      -                       (1)                     1
                                              --------                --------                 --------               --------
  Income before income taxes                       852                   1,707                 $  2,060               $  2,784
                                              ========                ========                 ========               ========

Residences Operating                          $     66                $     66                 $     51               $     51
Units Operating                                  2,362                   2,362                    1,778                  1,778
Average Occupancy Rate                           83.5%                   93.9%                    89.0%                  95.8%

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998.

Revenues.   For the three months ended June 30, 1998, revenues were $21.4 million compared to $10.8 million in the three months ended June 30, 1997, an increase of $10.6 million or 97%. The Company had opened or received certificates of occupancy on 161 residences as of June 30, 1998, of which 143 had operating results for the quarter period compared to 79 in the corresponding 1997 period. For the 66 residences which had operated for the entire quarter for both June 30, 1998 and June 30, 1997, revenue increased by $1.4 million or 13.2% from the $10.3 million in the second quarter of 1997. This increase was primarily attributable to average occupancy throughout the two periods. Average occupancy increased 10.4% to 93.9% from the corresponding period in 1997 of
83.5%.   The remaining $289,000 of the increase was due to the new residences which began operating subsequent to July 1, 1997.

General operating expenses.   General operating expenses were $13.1 million in
the three months ended June 30, 1998 compared to $6.6 million in the corresponding 1997 period, an increase of $6.5 million, or 100%. For the 66 residences that operated the entire second quarter of 1998 and 1997, general operating expenses were $6.6 million in the six months ended June 30, 1998, an increase of $633,000, or 10.5%, from the $6.0 million of general operating
expenses in the second quarter of 1997.   The increase in expenses for these 66
residences is due the increase in staffing to accommodate the level of care due
to higher occupancy percentages.   The remaining $6.0 million of the increase
was due to the new residences which began operating subsequent to July 1, 1997.

Corporate, general and administrative. Corporate, general and administrative expenses were $1.4 million in the three months ended June 30, 1998 compared to $676,000 in the corresponding 1997 period, an increase of $713,000, or 106%. Corporate, general and administrative expenses increased due to the expansion of regional operations as well as corporate staffing to accommodate the increase in operating residences.

Building rentals. Building rentals increased to $3.9 million in the three months ended June 30, 1998 from $2.0 million during the corresponding 1997 period. This increase was due to the increased number of sale and leaseback transactions completed by the Company from July of 1997 through June of 1998. The Company had 69 operating leases as of June 30, 1998 compared to 46 at June 30, 1997.

Depreciation and amortization.   Depreciation and amortization expense was $1.2
million in the three month period ended June 30, 1998 compared to $702,000 in 1997, an increase of $522,000, or 74%. This increase in depreciation and amortization was directly related to the new residences that opened subsequent to July 1, 1997. Depreciation and amortization expense for the 66 residences which operated for the entire second quarter of 1997 and 1998 decreased due to the Company entering into nine additional same store sale leaseback transactions subsequent to June 30, 1997.

Non-recurring charge. The Company recorded a $8.5 million non-recurring charge during the three months ended June 30, 1998. This non-recurring charge reduces goodwill related to the Company's 1997 acquisition of a home health agency whose operations are being scaled back in light of the current legislative and reimbursement environment; establishes reserves for exit costs relating to the home health agency; reduces the carrying amount of certain acquired development sites included in construction in progress which are not being developed due to competitive and market conditions; establishes reserves for certain operating properties that are listed for sale; and, establishes a liability for certain REIT commitment fees related to acquired sites which will not be used in light of favorable financing alternatives.

Interest expense. Interest expense net of capitalized interest was $380,000 for the three month period ended June 30, 1998 compared to $245,000 in the corresponding 1997 period, an increase of $135,000. The Company's gross interest expense was $1,945,000 for the three month period ended June 30, 1998 compared to $1,851,000 in the corresponding 1997 period, an increase of $94,000. The increase in interest expense is due to increased long-term debt. Capitalized interest for the three month period ended June 30, 1998 was $1,565,000 compared to $1,606,000 in the corresponding 1997 period, a change of $41,000.

Interest income. Interest income was $946,000 for the three month period ended June 30, 1998 compared to $153,000 in the corresponding 1997 period, an increase of $793,000. The increase in interest income is directly related to the increase in available funds as a result of issuance of convertible subordinated debentures in April, 1998.

Other income: Other income was $1.4 million for the three month period ended June 30, 1998 compared to $482,000 in the corresponding 1997 period, an increase of $947,000. The $1.4 million in other income for the three months ended June 30, 1998 relates primarily to a joint venture agreement on 22 residences with an entity that has agreed to bear the economic risk for the first six months that the residences are open in exchange for the right to participate in future operating results. The $482,000 for the three month period ended June 30, 1997 was from a gain on the sale of real property.

Income (loss) before income taxes: Income (loss) before income taxes for the three months ended June 30, 1998 was $(4.8) million compared to $1.3 million during the corresponding period in 1997, a decrease of $6.1 million. The decrease in net income before taxes was due primarily to non-recurring charges of approximately $8.5 million.

Provision (benefit) for income taxes: The Company's provision (benefit) for income tax for the three months ended June 30, 1998 was $(458,000) compared to $327,000 for the corresponding period in 1997. The benefit is the result of the tax impact of the non-recurring charges.

Net income (loss): Net income (loss) for the three months ended June 30, 1998 was $(4.4) million compared to $967,000 during the corresponding period in 1997. The decrease in net income is primarily the result of the combination of positive operating results and non-recurring charges of $8.5 million.

SIX  MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998.

Revenues. For the six months ended June 30, 1998, revenues were $40.3 million compared to $20.1 million in the six months ended June 30, 1997, an increase of $20.2 million or 101%. The Company operated 143 residences in the 1998 period compared to 79 in the corresponding 1997 period. The additional residences increased revenue by approximately $8.4 million. The 51 residences in operation in both the 1998 and 1997 periods reported an aggregate increase in revenues of $ 1.4 million or 8.6%. This increase was primarily attributable to increases in both average occupancy and yearly rent increases.

General operating expenses. General operating expenses were $24.7 million in the six months ended June 30, 1998 compared to $12.3 in the corresponding 1997 period, an increase of $12.5 million or 102%. The Company operated 143 residences in the 1998 period compared to 79 in the corresponding 1997 period. For the 51 residences that operated for 1997 and 1998, general operating expenses were $10.0 million in the six months ended June 30, 1998, an increase of $574,000, or 6.1% from the $9.5 million of residence operating expenses in the corresponding period in 1997. The increase in expenses for these 51 residences is due to the increase in staffing to accommodate the level of care due to higher occupancy percentages. The remaining $11.9 million of the increase was due to the new residences that opened subsequent to January 1, 1997.

Corporate, general and administrative. Corporate, general and administrative expenses were $2.5 million in the six months ended June 30, 1998 compared to $1.3 million in the corresponding 1997 period, an increase of $1.1 million, or 85.9%. Corporate, general and administrative expenses increased due to the expansion of regional operations as well as corporate staffing to accommodate the increase in operating residences.

Building rentals. Building rentals increased to $7.8 million in the six months ended June 30, 1998 from $3.6 million in 1997. The increase in building rentals is directly related to the increase in the number of leases entered into by the Company between January 1, 1997 and June 30, 1998. The Company had 69 operating leases at June 30, 1998 compared to 47 at June 30, 1997. Building rentals for the 51 residences which operated for the entire period of 1998 and 1997 increased due to the nine additional same store operating leases entered into subsequent to June 30, 1997.

Depreciation and amortization. Depreciation and amortization expense was $2.1 million in the six month period ended June 30, 1998 compared to $1.2 million in 1997, an increase of $881,000, or 72.9%. The increase in depreciation and amortization is directly related to the additional 64 residences opening
subsequent to July 1, 1997.   Depreciation and amortization expense for the 51
residences which operated for the entire six month period in 1997 and 1998, decreased due to nine same store sale leaseback transactions entered into subsequent to June 30, 1997.

Non-recurring charge. The Company recorded a $8.5 million non-recurring charge during the six months ended June 30, 1998. This non-recurring charge reduces goodwill related to the Company's 1997 acquisition of a home health agency whose operations are being scaled back in light of the current legislative and reimbursement environment; establishes reserves for exit costs relating to the home health agency; reduces the carrying amount of certain acquired development sites included in construction in progress which are not being developed due to competitive and market conditions; establishes reserves for certain operating properties that are listed for sale; and, establishes a liability for certain REIT commitment fees related to acquired sites which will not be used in light of favorable financing alternatives.

Interest expense. Interest expense net of capitalized interest was $653,000 for the six month period ended June 30, 1998 compared to $408,000 in the corresponding 1997 period, a change of $245,000. The Company's gross interest expense was $4,159,000 for the six month period ended June 30, 1998 compared to $3,352,000 in the corresponding 1997 period, a change of $807,000. The increase in interest expense is due to increase in long-term financing. Capitalized interest for the six month period ended June 30, 1998 was $3.5 million compared to $2.9 million in the corresponding 1997 period, a change of approximately $600,000.

Interest income. Interest income was $1.6 million for the six month period ended June 30, 1998 compared to $276,000 in the corresponding 1997 period, a change of $1.4 million. The increase in interest income is directly related to the increase in available funds.

Other Income: Other income was $2.8 million for the six month period ended June 30, 1998 compared to $482,000 in the corresponding 1997 period, a change of $2.3 million. The $2.8 million in other income for the six months ended June 30, 1998 relates to a joint venture agreement on 29 residences during the six month period, of which there are 22 residences under agreement at June 30, 1998, with an investment company that has agreed to bear the economic risk for the first six months that the residences are open in exchange for the right to participate in future operating results. The $482,000 for the six month period ended June 30, 1997 was from a gain on the sale of real property.

Income (loss) before income taxes: Income (loss) before income taxes for the six months ended June 30, 1998 was $(1.5) million compared to income (loss) before income taxes of $2.1 million during the corresponding period in 1997, an decrease of $3.6 million. The decrease was a direct result of non-recurring charges of $8.5 million for the six month period ended June 30, 1998.

Provision (benefit) for income taxes: The Company's provision for income taxes for the six months ended June 30, 1998 was $809,000 compared to $468,000 for the corresponding period in 1997.

Net income (loss): Net income (loss) for the six months ended June 30, 1998 was $ (5.1) million compared to $1.6 million during the corresponding period in 1997. The decrease in income for the six months ended June 30, 1998, was the result of positive operating results combined with the effects of non-recurring charges of $8.5 million and a change in accounting principle which resulted in a charge of $2.8 million for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had positive working capital of approximately of $60 million including liabilities for construction payables and construction financing. Exclusive of construction related activities, working capital was $70.2 million.

Net cash provided by operating activities was approximately $9.3 million during the six month period ended June 30, 1998, and the primary source of funds was from net income, exclusive of non-recurring charges.

Net cash used for investing activities totaled $72.2 million during the six month period ended June 30, 1998. The primary use of cash was $67.7 million related to the development of new assisted living residences.

Net cash provided by financing activities totaled $76.0 million during the six month period ended June 30, 1998. The primary source of funds was from the issuance of $75 million of convertible subordinated debentures in April, 1998.

Capital expenditures for 1998 are estimated to approximate $160 million to $190 million, related primarily to the development of additional residences, of which approximately $67.7 million had been spent through

June 30, 1998. The Company intends to use the funds from the issuance of the $75 million of convertible subordinated debentures in conjunction with future working capital resources to develop additional residences. In addition, as of June 30, 1998, the Company had approximately $210 million in outstanding commitments from several health care REITs to finance additional residences through sale and leaseback transactions and approximately $75 million in mortgage financing. The Company does not anticipate any significant capital expenditures within the foreseeable future with respect to the residences developed since 1994 and those currently operating or those pending licensure as of June 30, 1998.

The Company expects that its cash on hand, together with cash flow from operations and available REIT and mortgage financing, will be sufficient to meet is operating requirements and to fund its anticipated growth for at least the next twelve months. In addition, the Company has a number of unencumbered residences that are currently operating or under development that may be leveraged in order to obtain additional funds. The Company expects to use a wide variety of financing sources to fund its future growth, including public and private debt and equity, conventional mortgage financing, unsecured bank financing, among other sources. There can be no assurance that financing from such sources will be available in the future, or if available that such financing will be available on terms acceptable to the Company.

As of June 30, 1998, the Company had invested excess cash balances in short-term certificates of deposit and U.S. Treasury securities.

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

ANTICIPATED OPERATING LOSSES OF NEW RESIDENCES. The Company anticipates that each residence will have an operating loss (prior to depreciation, rent or interest, if any) of $20,000 during the first three to four months of operation. To the extent the Company sells a residence and leases it back or otherwise finances it, the aggregate loss may increase by up to an additional $100,000. The Company currently plans to open

50 to 60 residences during the next twelve months. The Company estimates that the losses to be incurred during the next twelve months due to start-up residences could range from $85,000 to $1.0 million. The success of the Company's future operations is directly tied to the expansion of its operational base. There can be no assurance that the Company will not experience unforeseen expenses, difficulties, complications and delays in connection with the expansion of its operational base which could have a material adverse effect on the Company's financial condition and results of operations.

In April 1997, in order to mitigate the impact of start-up losses associated with the opening of newly constructed residences, the Company entered into a joint venture agreement with a third party investor to operate certain new assisted living residences owned and developed by the Company. Pursuant to the joint venture agreement, the Company has acquired a 10% interest for $300,000 and the joint venture partner has acquired a 90% interest for $2.0 million in the joint venture. The joint venture concurrently entered into a non-cancelable management agreement with the Company pursuant to which the Company will manage the properties operated by the joint venture for an amount equal to the greater of 8% of gross revenues or $2,000 per month per property. As of June 30, 1998, 22 residences owned or leased by the Company were being operated by the joint venture, of which the Company acquired the joint venture's interest in 3 residences during July, 1998. Seven additional residences operated by the joint venture during the six months ended June 30, 1998 were acquired by the Company during the three months ended June 30, 1998. The Company anticipates 5 to 10 new residences will enter the joint venture per quarter. The revenues and expenses of the joint venture are consolidated with those of the Company. In addition, the Company will recognize 10% of the losses or profits, if any, of the joint venture, net of the effect of management fees paid to the Company.
The Company may seek to acquire the joint venture partner's 90% interest in the future, but has no contractual right to purchase such interest. While the use of such joint venture agreements is intended to mitigate the impact on the Company of start-up losses associated the opening of new residences or otherwise, the Company may, to the extent it does not acquire the partner's interest, forego a portion of future operating profits, if any, from the residences operated by the joint venture. The Company expects it will, from time to time, enter into additional partnering arrangements, which may be similar to the current structure, for some of its future development projects. There can be no assurance that the Company will be able to enter into any such future arrangements or, if entered into, that such arrangements will achieve the desired results.

Due to the completion of debt and equity financings, the Company expects to own a higher percentage of its residences. Historically, the Company has relied extensively on sale/leaseback financings from REITs to finance its development efforts. The Company expects to make additional investments in its management infrastructure to further support its growth strategy. While the Company believes that the resulting effects of the recent completed offerings, the increased focus on asset ownership, its accelerated development program and anticipated additions to its corporate infrastructure will negatively impact its earnings prospects over the next 12 to 18 months, it believes that these measures will positively affect its long-term prospects.

NO ASSURANCE AS TO ABILITY TO DEVELOP OR ACQUIRE ADDITIONAL ASSISTED LIVING
RESIDENCES.   The Company's prospects for growth are directly affected by its ability to develop and acquire additional assisted living residences. While the Company currently plans to open 50 to 60 residences during the next twelve months, there can be no assurance that such residences will be completed. The success of the Company's growth strategy will also depend upon, among other factors, the Company's ability to obtain government licenses and approvals, the Company's ability to obtain financing and the competitive environment for development and acquisitions. The nature of such licenses and approvals and the timing and likelihood of obtaining them vary widely from state to state, depending upon the residence, or its operation, and the type of services to be provided. The successful development of additional assisted living residences will involve a number of risks, including the possibility that the Company may be unable to locate suitable sites at acceptable prices or may be unable to obtain, or may experience delays in obtaining, necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations. The Company is dependent upon these permits and authorizations to construct and operate its residences and any delay or inability to obtain such permits could adversely affect the results of operations. The Company may also incur construction costs that exceed original estimates, may not complete construction projects on schedule and may experience competition in the search for suitable development sites. The Company relies on third-party general contractors to construct its new assisted living facilities. There can be no assurance that the Company will not experience difficulties in working with general contractors and subcontractors, which could result in increased construction costs and delays. Further, facility development is subject to a number of contingencies over which the Company will have little control and that may adversely affect project cost and completion time, including shortages of, or the inability to obtain, labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions and changes in applicable laws or regulations or in the method of applying such laws and regulations. Accordingly, if the Company is unable to achieve its development plans, its business, financial condition and results of operations could be adversely affected. There can be no assurance that the Company will be successful in developing or acquiring any particular residence, that the Company's rapid expansion will not adversely affect its operations or that any residence developed or acquired by the Company will be successful. The various risks associated with the Company's development or acquisition of assisted living residences and uncertainties regarding the profitability of such operations could have a material adverse effect on the Company's financial condition and results of operations.

NEED FOR ADDITIONAL FINANCING TO FUND FUTURE DEVELOPMENT AND ACQUISITIONS. To achieve its growth objectives, the Company will need to obtain sufficient financial resources to fund its development, construction and, to a lesser extent, its acquisition activities. The estimated cost to complete and fund start-up losses for new facilities that will be developed during the next twelve months is between $130 million and $160 million; accordingly, the Company's future growth will depend on its ability to obtain additional financing on acceptable terms. The Company will, from time to time, seek additional funding through public and/or private financing sources, including equity and/or debt financing. If additional funds are raised by issuing equity securities, the Company's stockholders may experience dilution. There can be no assurance that adequate funding will be available as needed or on terms acceptable to the Company. A lack of available funds may require the Company to delay or eliminate all or some of its development projects and acquisition plans.

The Company's aggregate annual fixed debt and lease payment obligations as of June 30, 1998 totaled approximately $29.4 million. These fixed payment obligations will significantly increase as the Company pursues its development and acquisition plan. Failure to meet these obligations may results in the Company being in default of its financing agreements and, as a consequence, the Company may lose its ability to operate any individual residence or other residences which may be cross-defaulted. There can no assurance that the Company will generate sufficient cash flow to meet its current or future obligations. The Company has not historically covered its fixed charges with earnings. In addition, there is a risk that, upon completion of construction, permanent financing for newly developed residences may not be available or may be available only on terms that are unfavorable or unacceptable to the Company.

Geographic Concentration; Dependence on State Medicaid Waiver Programs.    As of
June 30, 1998, 28% of the Company's properties are in Texas, 14% are in Oregon, 12% in Ohio, 9.1% are in Indiana and 10% in Washington; therefore, the Company is dependent on the economies of Texas, Oregon, Ohio, Indiana and Washington and, to a certain extent, on the continued funding of state Medicaid waiver programs. During the years ended December 31, 1995, 1996, 1997 and the three and six months ended June 30, 1998, direct payments received from state Medicaid agencies accounted for approximately 21.4%, 13.8%, 11.3% , 11.0% and 10.7%, respectively of the Company's revenue while the tenant-paid portion of Medicaid residents accounted for approximately 9.6%, 7.6%, 6.0%, 5.8% and 5.8%, respectively, of the Company's revenue during these periods. The Company expects that state Medicaid reimbursement programs will constitute a significant source of revenue for the Company in the future. The Company intends to continue developing and operating assisted living residences in other states. Adverse changes in general economic factors affecting these states' respective health care industries or in these states' laws and regulatory environment, including Medicaid reimbursement rates, could have a material adverse effect on the Company's financial condition and results of operations.

DEPENDENCE ON REIMBURSEMENT BY THIRD-PARTY PAYORS. A portion of the Company's revenues will be dependent upon reimbursement from third-party payors, including state Medicaid programs and private insurers. For the years ended December 31, 1995, 1996, 1997 and the three and six months ended June 30, 1998, the Company received, as a percentage of total revenue, under Medicaid programs 21.4%, 13.8%, 11.3%, 11.0% and 10.7%, respectively. Furthermore, there can be no assurance the Company's proportionate percentage of revenue received from Medicaid programs will not increase. The revenues and profitability of the Company will be affected by the continuing efforts of governmental and private third-party payors to contain or reduce the costs of health care by attempting to lower reimbursement rates, increasing case management review of services and negotiating reduced contract pricing. In an attempt to reduce the federal and certain state budget deficits, there have been, and management expects that there will continue to be, a number of proposals to limit Medicaid reimbursement in general. Adoption of any such proposals at either the federal or the state level could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

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

In addition, to the reforms enacted and considered by Congress from time to time, state legislatures periodically consider various health care reform proposals. Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies and public debate of these issues can be expected to continue in the future. The ultimate timing or effect of legislative efforts cannot be predicted and may impact the Company in different ways. There can be no assurances that either the states or the federal government will not impose additional regulations upon the activities of the Company which might adversely affect their businesses, the financial condition, results of operations and prospects.

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

DEPENDENCE ON SENIOR MANAGEMENT AND SKILLED PERSONNEL. The Company depends, and will continue to depend, upon the services of Mr. McBride, its Chief Executive Officer, Dr. Wilson, its Chief Operating Officer and President, Ms. Marsh, its Vice President/Treasurer and Chief Accounting Officer, Mrs. Baldwin, its Director of Operations, Ms. Haile, its Vice President/Financial Operations, Ms. Campbell, its Senior Vice President/General Counsel and Ms. Gorshe, its Vice President/Community Relations. The Company has entered into employment agreements with Mr. McBride and Dr. Wilson and all of its executive officers and has obtained a $500,000 key employee insurance policy covering Dr. Wilson's life. The Company is also dependent upon its ability to attract and retain management personnel who will be responsible for the day-to-day operations of each residence. The loss of the services of any or all of such officers or the Company's inability to attract additional management personnel in the future could have a material adverse effect on the Company's financial condition or results of operations.

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


PART II.     OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            (a) The annual meeting of shareholders was held on May 20, 1998.

            (b) The meeting involved the election of directors.

            (c) The matters voted upon and the results of the voting were as follows:

                (1) The shareholders voted 13,034,254 shares in the affirmative,
                    1,284,608 shares were withheld, for the election of the following directors: William McBride III, Keren Brown Wilson, Gloria Cavanaugh, Bradley Razook and Richard Ladd.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            The following documents are filed as part of this report:

            (a) Exhibits

                12.1  Computation of Fixed Charge to Earnings

                27 Financial Data Schedule

            (b) Reports on Form 8-K

                  On July 30, 1998, the Company filed a report on Form 8-K dated
                July 30, 1998 reporting its results of operations for the three and six months ended June 30, 1998.

                                    SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ASSISTED LIVING CONCEPTS, INC.
                              Registrant

August 14, 1998               By:   /s/    RHONDA S. MARSH
                                    ----------------------

                              Name:  Rhonda S. Marsh
                              Title: Vice President/Treasurer
                                     Chief Accounting Officer