Form 10-Q
period 1998-09-30
ASSISTED LIVING CONCEPTS INC
filed 1998-11-16
CIK 929994

________________________________________________________________________________
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20459

                                   FORM 10-Q

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

                         9955 SE Washington, Suite 300
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

                                Yes  X    No ___
                                    ---


Shares of Registrant's common stock, $.01 par value, outstanding at October 31,
                             1998 - 17,388,695.

--------------------------------------------------------------------------------

                         ASSISTED LIVING CONCEPTS, INC.

                                   FORM 10-Q

                               SEPTEMBER 30, 1998


                                     INDEX
                                     -----

PART I - FINANCIAL  INFORMATION                                                                                Page
     Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets as of  December 31, 1997 and September 30, 1998................       3

     Condensed Consolidated Statements of Operations for the three and nine months ended
     September 30, 1997 and September 30, 1998............................................................       4

     Condensed Consolidated Statements of Cash Flows for the nine months ended
     September 30, 1997 and September 30, 1998............................................................       5

     Notes to Condensed Consolidated Financial Statements.................................................   6 - 8

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations........................................................................ 9 - 21

PART II - OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders..........................................     22
     Item 6.  Exhibits and Reports on Form 8-K.............................................................     22

                                     PART 1

ITEM 1 - FINANCIAL INFORMATION

                ASSISTED LIVING CONCEPTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                                                            SEPTEMBER 30,
                                                                                     DECEMBER 31,               1998
ASSETS                                                                                   1997                (UNAUDITED)
                                                                                     ------------     ---------------------
Current assets:
  Cash and cash equivalents                                                            $ 63,394               $ 79,773
  Funds held in trust                                                                     1,956                    238
  Accounts receivable                                                                     2,185                  5,096
  Other current assets                                                                    4,504                  7,182
                                                                                      ---------              ---------
    Total current assets                                                                 72,039                 92,289
                                                                                      ---------              ---------
Property and equipment                                                                  100,751                216,112
Construction in process                                                                 103,795                 72,011
                                                                                      ---------              ---------
  Total property and equipment                                                          204,546                288,123
  Less accumulated depreciation                                                           2,477                  5,741
                                                                                      ---------              ---------
  Property and equipment - net                                                          202,069                282,382
Goodwill                                                                                 13,397                  9,597
Other assets                                                                             10,800                 16,421
                                                                                      ---------              ---------
     Total assets                                                                      $298,305               $400,689
                                                                                      =========              =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                                $  9,873               $ 20,216
  Construction payables                                                                  18,883                  6,840
  Construction financing                                                                  2,150                     --
  Current portion of long-term debt                                                         172                  1,127
                                                                                      ---------              ---------
  Total current liabilities                                                              31,078                 28,183

Convertible subordinated debentures                                                     100,165                161,250
Long-term debt                                                                           26,047                 65,248
                                                                                      ---------              ---------
     Total liabilities                                                                  157,290                254,681
                                                                                      ---------              ---------
Stockholders' equity:
  Preferred Stock, $.01 par value; 1,000,000 shares authorized;                               -                      -
    none issued and outstanding
  Common Stock, $.01 par value; 80,000,000 shares authorized; 15,646,478
    and 17,346,312 issued and outstanding in 1997 and 1998, respectively                    156                    173
  Additional paid-in capital                                                            137,379                144,716
  Fair market value in excess of historical cost of acquired net assets
    attributable to related party transactions                                             (239)                  (239)
   Retained earnings                                                                      3,719                  1,358
                                                                                      ---------              ---------

   Stockholders' equity                                                                 141,015                146,008
                                                                                      ---------               --------
     Total liabilities and stockholders' equity                                        $298,305               $400,689
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

                ASSISTED LIVING CONCEPTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                                                 1997        1998      1997        1998
                                                                ------     -------    ------      ------
Revenues                                                        12,505      24,162    32,597      64,458
Operating expenses:
General  operating expenses                                      7,897      15,002    20,146      39,727
Corporate general and administrative                               691       1,629     2,008       4,077
Building rentals                                                 2,342       3,628     5,212      10,688
Building rentals to related party                                  353         341     1,052       1,120
Depreciation and amortization                                      801       1,557     2,009       3,646
Non-recurring charge                                                --          --        --       8,495
                                                                ------     -------    ------      ------
Total operating expenses                                        12,084      22,157    30,427      67,753
                                                                ------     -------    ------      ------
Operating income (loss)                                            421       2,005     2,170      (3,295)

Interest expense                                                  (245)       (723)     (653)     (1,376)
Interest income                                                    138       1,227       414       2,872
Other income                                                     1,293       1,881     1,775       4,685
                                                                ------     -------    ------      ------
Income before income taxes                                       1,607       4,390     3,706       2,886
Provision for income taxes                                         611       1,668     1,079       2,477
                                                                ------     -------    ------      ------
Net income before cumulative effect                                996       2,722     2,627         409
Cumulative effect of change in accounting principle (net of         --          --        --      (2,770)
 tax benefit of $1,187)
                                                                ------     -------    ------      ------
Net income (loss)                                                  996       2,722     2,627      (2,361)
                                                                ======     =======    ======      ======
Basic net income (loss) per common share before cumulative         .09         .16       .24         .02
 effect of change in accounting principle
Cumulative effect of change in accounting principle                 --          --        --        (.16)
                                                                ------     -------    ------      ------
Basic net income (loss) per common share                           .09         .16       .24        (.14)
                                                                ======     =======    ======      ======
Diluted net income (loss) per common share before cumulative       .09         .16       .23         .02
 effect of change in accounting principle
Cumulative effect of change in accounting principle                 --          --        --        (.16)
                                                                ------     -------    ------      ------
Diluted net income (loss) per common share                         .09         .16       .23        (.14)
                                                                ======     =======    ======      ======
Weighted average common shares outstanding - basic              11,084      17,274    11,018      17,435
Weighted average common shares outstanding - diluted            13,517      17,555    13,492      17,435
--------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                ASSISTED LIVING CONCEPTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                        1997                   1998
                                                              -------------------      -----------------
OPERATING ACTIVITIES:
Net income (loss)                                                     2,627                 (2,361)
Adjustment to reconcile net income (loss) to net
  cash provided by operating activities:
  Gain on sale of asset                                                 (36)                    --
  Depreciation and amortization                                       2,009                  3,646
  Non-recurring charge                                                   --                  8,495
  Cumulative effect of change in accounting principle                    --                  2,770
Changes in assets and liabilities:
  Accounts receivable, net                                           (1,352)                (2,911)
  Other current assets                                               (1,189)                (4,663)
  Other assets                                                          (22)                (2,854)
  Accounts payable and accrued expenses                               2,293                  6,673
                                                              -------------------      -----------------
Net cash provided by operating activities                             4,330                  8,795
                                                              -------------------      -----------------
INVESTING ACTIVITIES:
Sale of funds held in trust                                           6,675                  1,718
Acquisitions, net of cash acquired                                                          (8,305)
Proceeds from sale and leaseback transactions                        64,133                  8,112
Purchases of property and equipment                                (110,227)               (87,726)
                                                              -------------------      -----------------
Net cash used in investing activities                               (39,419)               (86,201)
                                                              -------------------      -----------------
FINANCING ACTIVITIES:
Proceeds from short-term construction borrowings                     43,210                     --
  expected to be refinanced
Repayments of construction financing                                (15,370)                    --
Construction draw                                                     4,749                (12,043)
Proceeds from long-term debt                                          7,350                 40,306
Payments on long-term debt                                              (83)                  (150)
Proceeds from issuance of common stock                                  267                    469
Proceeds from issuance of convertible subordinated debentures                               75,000
Purchase of common stock                                                                    (7,030)
Debt issuance costs of long-term debt                                (1,702)                (2,767)
                                                              -------------------      -----------------
Net cash  provided by financing activities                           38,421                 93,785
                                                              -------------------      -----------------
Net increase in cash and cash equivalents                             3,332                 16,379
Cash and cash equivalents, beginning of period                        2,105                 63,394
                                                              -------------------      -----------------
Cash and cash equivalents, end of period                              5,437                 79,773
                                                              ===================      =================
Supplemental disclosure of cash flow information:
Cash payments for interest                                            1,823                  5,527
Cash payments for income taxes                                           --                  1,438
Extinguishment of construction loan payable with sale                    --                  2,150
 leaseback transaction
 Convertible debentures converted into common stock                      --                 13,915

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the nine month period ended September 30, 1997 and 1998 are not necessarily indicative of the results to be expected for the full year.

Change in Accounting Principle

On April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5). The Company adopted SOP 98-5 effective as of January 1, 1998. The impact of this change in accounting principle ($2,770,000, net of tax) on the Company relates to the treatment of pre-opening costs associated with newly developed residences. SOP 98-5 requires that these costs be expensed as incurred as compared to the Company's previous policy to capitalize these costs prior to commencement of residence operations, amortizing them over a twelve month period.

2. PROPERTY AND EQUIPMENT

The Company's property and equipment are stated at cost and consist of the following at September 30, 1998 (in thousands):

  Land                                                $ 14,146
  Buildings and improvements                           193,528
  Equipment                                              2,449
  Furniture                                              5,989
                                                   -----------
    Subtotal                                           216,112
  Construction in progress                              72,011
                                                   -----------
    Total property and equipment                       288,123
  Less accumulated depreciation                          5,741
                                                   -----------
    Property and equipment, net                       $282,382
                                                   ===========


As of September 30, 1998, the Company had begun construction on 28 residences (1,110 units) ($69.0 million), which includes 16 residences (633 units) ($30.2 million) that have received a certificate of occupancy, but are pending licensure. As of September 30, 1998, the Company had also entered into agreements pursuant to which it may purchase, subject to completion of due diligence and various other conditions, 22 additional sites. The Company has capitalized $2.4 million of direct costs in conjunction with the due diligence associated with these 22 sites (776 units). The remaining costs are associated with site selection and pre-acquisition activity.

3. CONVERTIBLE SUBORDINATED DEBENTURES

Effective August 3, 1998, the Company called for redemption all of its 7.0% Convertible Subordinated Debentures Due 2005. All debentures were converted at a price of $7.50 per share, resulting in the issuance of approximately 1,855,000 shares of common stock.

4.  NET INCOME (LOSS) PER COMMON SHARE

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

                                                       Three            Three            Nine                 Nine
                                                   Months Ended     Months Ended     Months Ended         Months Ended
                                                   September 30,    September 30,    September 30,        September 30,
                                                       1997             1998             1997                 1998
                                                  ========================================================================
Numerator for basic net income (loss) per
share
                                                          $   996          $ 2,722          $ 2,627              $(2,361)
Effect of conversion of convertible
  Debentures                                                  166               57              443                   (a)
                                                   ------------------------------------------------------------------------
Numerator for diluted net income (loss) per
share                                                     $ 1,162          $ 2,779          $ 3,070              $(2,361)
                                                   ========================================================================
Denominator for basic net income (loss) per
    weighted average common shares                         11,084           17,274           11,018               17,435
  7% Convertible Debentures                                 1,855               11            1,855                   (a)
  Stock Option Dilution                                       578              270              619                   (a)
                                                   ------------------------------------------------------------------------
Denominator for diluted net income (loss) per
 weighted average common shares                            13,517           17,555           13,492               17,435
                                                   ========================================================================

Basic net income (loss) per common share                  $   .09          $   .16          $   .24              $  (.14)
Diluted net income (loss) per common share                $   .09          $   .16          $   .23              $  (.14)


(a) In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per share", diluted earnings per share equates basic earnings per share when a net loss has been incurred.

5.  STOCK BUYBACK

During the nine months ended September 30, 1998, the Company purchased
529,900 shares of its common stock for a total purchase price of approximately $7.0 million in accordance with a stock repurchase plan initiated in May, 1998. As of November 12, 1998 all shares purchased by the Company have been reissued in accordance with such plan.

6.  LONG-TERM DEBT

During the third quarter, the Company closed on $13.2 million of tax exempt bond financing, secured by seven residences in the state of Ohio, at an all inclusive variable rate of approximately 5% and obtained mortgage financing for three Oregon properties in the amount of $6.6 million at a fixed rate of 7.6%. In addition, in September, 1998 the Company closed on $5.8 million of mortgage financing for one property in South Carolina and one property in Pennsylvania at an interest rate of approximately 8.5% and on $5.3 million financing received through sale leaseback transactions on two South Carolina properties.


7.  SUBSEQUENT EVENT

During October, 1998, the Company received a commitment for a $25 million secured revolving credit facility, subject to certain conditions and expected to close in December, 1998, with PNC Bank, N.A. as agent and Sun Trust Bank, Central Florida, N.A. as a syndicate member.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

THE COMPANY

The Company reported net income of $2.7 million or $.16 per diluted share, on revenue of $24.2 million for the three months ended September 30, 1998.

Operating results for the nine month period ended September 30, 1998 include the operating results of 154 residences and the Company's corporate overhead, and are not necessarily indicative of future operating financial performance, as the Company intends to expand its operating base of residences in 1998 and 1999.

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

The following table sets forth, for the periods presented, the number of residences and units operated, and the average occupancy rates and sources of revenue for the three months ended September 30, 1997 and 1998. The portion of revenues received from state Medicaid agencies are labeled as "Medicaid state portion" while the portion of the Company's revenues that a Medicaid-eligible resident must pay out of his or her own resources is labeled "Medicaid resident portion".


                     THREE MONTHS ENDED SEPTEMBER 30, 1997
================================================================================


                                        Stabilized     Start-up
Total Residences                        Residences    Residences      Total
                                     -----------------------------------------
Residences operated (end of period)           49            39           88
Units operated (end of period)             1,690         1,526        3,216
Average occupancy rate                        94%           51%          74%
Sources of revenue:
  Medicaid state portion                    11.5          10.4         11.1
  Medicaid resident portion                  6.5           4.9          5.9
  Private                                   82.0          84.7         83.0
                                     ------------   -----------   ----------
Total                                      100.0%        100.0%       100.0%
                                     ============   ===========   ==========

                     THREE MONTHS ENDED SEPTEMBER 30, 1998
================================================================================

                                            Stabilized     Start-up
Total Residences                            Residences    Residences   Total
                                          ------------------------------------
Residences operated (end of period)               86            68       154
Units operated (end of period)                 3,138         2,726     5,864
Average occupancy rate                            92%           50%       73%
Sources of revenue:
  Medicaid state portion                        14.1           4.3      10.7
  Medicaid resident portion                      7.8           2.3       5.8
  Private                                       78.1          93.4      83.5
                                          ------------   ----------  ---------
Total                                          100.0%        100.0%    100.0%
                                          ============   ==========  =========


The following tables set forth, for the periods presented, the compilation of results from stabilized and start-up and from other ancillary services, including corporate activities. Stabilized residences are defined as those residences which were operating for more than twelve months prior to the beginning of the period or had achieved a 95% occupancy rate as of the beginning of the reporting period and exclude three properties held for sale and one property whose operating lease terminated effective September 30, 1998 for the three month period ended September 30, 1998. Start-up residences are defined as those residences which were operating for less than twelve months prior to the beginning of the period or had not achieved a 95% occupancy rate as of the beginning of the reporting period.


               COMPILATION OF STABILIZED AND START-UP RESIDENCES
                     THREE MONTHS Ended SEPTEMBER 30, 1997

===================================================================================================================
                                         Stabilized              Start-up          Corporate &
                                         Residences             Residences      Ancillary Services         Total
                                        -------------         --------------    ------------------        -----------
Revenue                                        8,254                   4,251                  -             12,505
Residence operating expense                    4,785                   3,112                  -              7,897
                                        -------------         --------------    ------------------        -----------
  Residence operating Income                   3,469                   1,139                  -              4,608
Corporate overhead                                 -                       -                691                691
Building rentals                               1,786                     908                  1              2,695

Depreciation and amortization                    256                     514                 31                801
                                        -------------         --------------    ------------------        -----------
    Total other operating expenses             2,042                   1,422                723              4,187
                                        -------------         --------------    ------------------        -----------
    Operating income (loss)                    1,427                    (283)              (723)               421
Interest expense                                (552)                   (916)             1,223               (245)
Interest income                                    1                       2                135                138
Other expense                                      -                       -                  -                  -
Other income                                       -                     790                503              1,293
                                        -------------         --------------    ------------------        -----------
   Net income (loss) before income
    taxes                                        876                    (407)             1,138              1,607

                                        =============         ==============    ==================        ===========
Residences operated                               49                      39                                    88
Units operated                                 1,690                   1,526                                 3,216
Average occupancy rate                            94%                     51%                                   74%

               COMPILATION OF STABILIZED AND START-UP RESIDENCES
                     THREE MONTHS ENDED SEPTEMBER 30, 1998

=================================================================================================================================
                                                                                             Corporate &
                                            Stabilized                 Start-up              Ancillary                  Total
                                            Residences                Residences              Services
                                       ------------------        -----------------        --------------------    ---------------
Revenue                                            15,891                    7,554                         717             24,162
Residence operating expense                         9,204                    5,637                         161             15,002
                                       ------------------        -----------------        --------------------    ---------------
  Residence operating income                        6,687                    1,917                         556              9,160
Corporate overhead                                      -                        -                       1,629              1,629
Building rentals                                    2,810                    1,153                           6              3,969
Depreciation and amortization                         578                      815                         164              1,557
                                       ------------------         -----------------       --------------------    ---------------
     Total other operating expenses                 3,388                    1,968                       1,799              7,155
                                       ------------------         -----------------       --------------------    ---------------
    Operating income (loss)                         3,299                      (51)                     (1,243)             2,005
Interest expense                                     (853)                    (843)                        973               (723)
Interest income                                         -                        3                       1,224              1,227
Other income                                            -                        -                       1,881              1,881
                                      -------------------        -----------------        --------------------    ---------------
Net income (loss) before income taxes               2,446                     (891)                      2,835              4,390
                                       ==================        =================        ====================    ===============
Residences operated                                    86                       68                                            154
Units operated                                      3,138                    2,726                                          5,864
Average occupancy rate                                 92%                      50%                                            73%

The following table sets forth, for the periods presented, the results of operations for the 51 and 77 residences which were operating for three and nine month periods ended September 30, 1997 and 1998, respectively, in their entirety (in thousands).

                           RESULTS OF SAME RESIDENCES
                          THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1998

==================================================================================================================================
                                                 Three                 Three                 Nine               Nine
                                             Months Ended           Months Ended         Months Ended       Months Ended
                                            Sept. 30, 1997         Sept. 30, 1998       Sept. 30, 1997     Sept. 30, 1998
                                           ----------------       ----------------     ---------------    ----------------
Revenue                                             11,879                13,744            25,101              27,002
General operating expense                            7,320                 8,036            14,559              15,483
                                           ----------------       ----------------     ---------------    ----------------
  Residence operating income                         4,559                 5,708            10,542              11,519

Building rentals                                     2,334                 2,603             4,998               6,041
Depreciation and Amortization                          702                   480               862                 540
                                           ----------------       ----------------     ---------------    ----------------
Other Operating Expenses                             3,036                 3,083             5,860               6,581
                                           ----------------       ----------------     ---------------    ----------------
    Operating Income                                 1,523                 2,625             4,682               4,938

Interest Expense                                    (1,406)                 (821)           (1,790)               (987)
Interest Income                                          3                     1                 4                   3
Other Income (Expense)                                 626                    (2)               (1)                 (1)
                                           ----------------       ----------------     ---------------    ----------------
  Income before income taxes                           746                 1,803             2,895               3,953
                                           ================       ================     ===============    ================

Residences Operating                                    77                    77                51                  51
Units Operating                                      2,776                 2,776             1,778               1,778
Average Occupancy Rate                                  80%                   91%               90%                 95%

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.


Revenues.   For the three months ended September 30, 1998, revenues were $24.2 million compared to $12.5 million in the three months ended September 30, 1997, an increase of $11.7 million or 93.2%. The Company had opened or received certificates of occupancy on 170 residences as of September 30, 1998, of which 154 had operating results for the quarter period compared to 88 in the corresponding 1997 period. For the 77 residences which had operated for the entire quarter for both September 30, 1998 and September 30, 1997, revenue increased by $1.9 million or 15.7% from the $11.9 million in the third quarter of 1997. This increase was primarily attributable to average occupancy throughout the two periods. Average occupancy increased 11% to 91% from the corresponding period in 1997 of 80%. The remaining $9.8 million of the increase was due to the new residences which began operating subsequent to September 30, 1997.

General operating expenses.   General operating expenses were $15.0 million in
the three months ended September 30, 1998 compared to $7.9 million in the corresponding 1997 period, an increase of $7.1 million, or 90%. For the 77 residences that operated the entire third quarter of 1997 and 1998, general operating expenses were $8.0 million in the three months ended September 30, 1998, an increase of $716,000, or 9.8%, from the $7.3 million of general operating expenses in the third quarter of 1997.

Corporate, general and administrative. Corporate, general and administrative expenses were $1.6 million in the three months ended September 30, 1998 compared to $691,000 in the corresponding 1997 period, an increase of $938,000, or 136%. Corporate, general and administrative expenses increased due to the expansion of the Company's quality assurance and corporate staffing to accommodate the increase in operating residences.

Building rentals. Building rentals increased to $4.0 million in the three months ended September 30, 1998 from $2.7 million during the corresponding 1997 period. This increase was due to the increased number of sale and leaseback transactions completed by the Company from September of 1997 through September of 1998. The Company had 71 operating leases as of September 30, 1998 compared to 58 at September 30, 1997.

Depreciation and amortization.   Depreciation and amortization expense was $1.6
million in the three month period ended September 30, 1998 compared to $801,000 in 1997, an increase of $756,000, or 94.4%. This increase in depreciation and amortization was directly related to the new residences that opened subsequent to September 30, 1997. Depreciation and amortization expense for the 77 residences which operated for the entire third quarter of 1997 and 1998 decreased due to the Company entering into 13 additional same store sale leaseback transactions subsequent to September 30, 1997.

Interest expense. Interest expense net of capitalized interest was $723,000 for the three month period ended September 30, 1998 compared to $245,000 in the corresponding 1997 period, an increase of $478,000. The Company's gross interest expense was $3.3 million for the three month period ended September 30, 1998 compared to $1.8 million in the corresponding 1997 period, an increase of $1.5 million. The increase in interest expense is due primarily to the issuance of $86.2 million and $75 million of convertible debentures in October, 1997 and April, 1998, respectively. Capitalized interest for the three month period ended September 30, 1998 was $2.54 million compared to $1.62 million in the corresponding 1997 period, a change of $920,000.

Interest income. Interest income was $1.2 million for the three month period ended September 30, 1998 compared to $138,000 in the corresponding 1997 period, an increase of approximately $1.1 million. The increase in interest income is directly related to the increase in available funds as a result of issuance of convertible subordinated debentures in April, 1998.

                                                                   Page 12 0f 22

Other income. Other income was $1.9 million for the three month period ended September 30, 1998 compared to $1.3 million in the corresponding 1997 period, an increase of $588,000. The increase in other income for the three months ended September 30, 1998 relates primarily to an increase in properties covered in a joint venture agreement with an entity that has agreed to bear the economic risk for the residences in exchange for the right to participate in future operating results.

Income before income taxes. Income before income taxes for the three months ended September 30, 1998 was $4.4 million compared to $1.6 million during the corresponding period in 1997, an increase of $2.8 million. The increase in net income before taxes is due primarily to a $1.1 million increase in same store results and the remainder due to increased properties.

Provision for income taxes. The Company's provision for income tax for the three months ended September 30, 1998 was $1.7 million compared to $611,000 for the corresponding period in 1997.

Net income. Net income for the three months ended September 30, 1998 was $2.7 million compared to $996,000 during the corresponding period in 1997. The increase in net income is due to the increase of operating properties for the three months ended September 30, 1998 as compared to the same period last year.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998.

Revenues.   For the nine months ended September 30, 1998, revenues were $64.5 million compared to $32.6 million in the nine months ended September 30, 1997, an increase of $31.9 million or 97.7%. The Company operated 154 residences in the 1998 period compared to 88 in the corresponding 1997 period. The additional residences increased revenue by approximately $19 million. The 51 residences in operation in both the 1998 and 1997 periods reported an aggregate increase in revenues of $1.9 million or 7.6% This increase was primarily attributable to increases in both average occupancy and yearly rent increases.

General operating expenses. General operating expenses were $39.7 million in the nine months ended September 30, 1998 compared to $20.1 million in the corresponding 1997 period, an increase of $19.6 million or 97.2%. The Company operated 154 residences in the 1998 period compared to 88 in the corresponding 1997 period. For the 51 residences that operated for 1997 and 1998, general operating expenses were $15.5 million in the nine months ended September 30, 1998, an increase of $924,000, or 6.4% from the $14.6 million of residence operating expenses in the corresponding period in 1997. The increase in expenses for these 51 residences is due to the increase in staffing to accommodate the level of care due to higher occupancy percentages. The remaining $18.7 million of the increase was due to the new residences that opened subsequent to January 1, 1997.

Corporate, general and administrative. Corporate, general and administrative expenses were $4.1 million in the nine months ended September 30, 1998 compared to $2.0 million in the corresponding 1997 period, an increase of $2.1 million, or 103%. Corporate, general and administrative expenses increased due to the expansion of regional operations as well as corporate staffing to accommodate the increase in operating residences.

Building rentals. Building rentals increased to $11.8 million in the nine months ended September 30, 1998 from $6.3 million in 1997. The increase in building rentals is directly related to the increase in the number of leases entered into by the Company between October 1, 1997 and September 30, 1998. The Company had 71 operating leases at September 30, 1998 compared to 58 at September 30, 1997. Building rentals for the 51 residences which operated for the entire period of 1998 and 1997 increased due to the one additional same store operating lease entered into subsequent to September 30, 1997.

Depreciation and amortization.   Depreciation and amortization expense was $3.6
million in the nine month period ended September 30, 1998 compared to $2.0 million in 1997, an increase of $1.6 million, or 81.5%. The increase in depreciation and amortization is directly related to the additional 66
residences opening subsequent to September 30, 1997.   Depreciation and
amortization expense for the 51 residences which operated for the entire nine month period in 1997 and 1998, decreased due to 5 same store sale leaseback transactions entered into subsequent to June, 1997.

Non-recurring charge. The Company recorded a $8.5 million non-recurring charge during the nine months ended September 30, 1998. This non-recurring charge reduced the goodwill related to the Company's 1997 acquisition of a home health agency whose operations are being scaled back in light of the current legislative and reimbursement environment; establishes reserves for exit costs relating to the home health agency; reduces the carrying amount of certain acquired development sites included in construction in progress which are not being developed due to competitive and market conditions; establishes reserves for certain operating properties that are listed for sale; and, establishes a liability for certain REIT commitment fees related to acquired sites which will not be used in light of favorable financing alternatives.

Interest expense. Interest expense net of capitalized interest was $1.4 million for the nine month period ended September 30, 1998 compared to $653,000 in the corresponding 1997 period, a change of $723,000. The Company's gross interest expense was $8.2 million for the nine month period ended September 30, 1998 compared to $5.2 million in the corresponding 1997 period, a change of $3.0 million. The increase in interest expense is due primarily to the issuance of $86.2 million and $75 million of convertible debentures in October, 1997 and April, 1998, respectively. Capitalized interest for the nine month period ended September 30, 1998 was $6.8 million compared to $4.6 million in the corresponding 1997 period, a change of approximately $2.2 million.

Interest income. Interest income was $2.9 million for the nine month period ended September 30, 1998 compared to $414,000 in the corresponding 1997 period, a change of $2.5 million. The increase in interest income is directly related to the increase in available funds.

Other Income. Other income was $4.7 million for the nine month period ended September 30, 1998 compared to $1.8 million in the corresponding 1997 period, a change of $2.9 million. The $4.7 million in other income for the nine months ended September 30, 1998 relates to properties held under a joint venture agreement with an investment company that has agreed to bear the economic risk for the residences in exchange for the right to participate in future operating results. As of November 5, 1998, there are 17 properties operating under the joint venture agreement.

Income before income taxes. Income before income taxes for the nine months ended September 30, 1998 was $2.9 million compared to income before income taxes of $3.7 million during the corresponding period in 1997, an decrease of $820,000. The decrease was a direct result of non-recurring charges of $8.5 million for the nine month period ended September 30, 1998. Excluding the non-recurring charge, income before income taxes increased $7.7 million or 207% as a result of 66 residences added since September 30, 1997.

Provision for income taxes.   The Company's provision for income taxes
for the nine months ended September 30, 1998 was $2.5 million compared to $1.1 million for the corresponding period in 1997.

Net income (loss).   Net income (loss) for the nine months ended September 30,
1998 was $(2.4) million compared to $2.6 million during the corresponding period in 1997. The decrease in income for the nine months ended September 30, 1998, was the result of positive operating results combined with the effects of non-recurring charges of $8.5 million and a change in accounting principle which resulted in a charge of $2.7 million for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had positive working capital of approximately $64.1 million including liabilities for construction payables and construction financing. Exclusive of construction related activities, working capital was $70.9 million.

Net cash provided by operating activities was approximately $8.8 million during the nine month period ended September 30, 1998, and related primarily to the positive results of residence operations.

Net cash used for investing activities totaled $86.2 million during the nine month period ended September 30, 1998. The primary use of cash was $87.7 million related to the development of new assisted living residences.

Net cash provided by financing activities totaled $93.8 million during the nine month period ended September 30, 1998. The primary source of funds was from the issuance of $75 million of convertible subordinated debentures in April, 1998 and $40.3 million in mortgage financing received during the third quarter.

Capital expenditures for the next twelve months are estimated to approximate $104 million to $130 million, related primarily to the development of additional residences. The Company intends to use the funds from the issuance of the $75 million of convertible subordinated debentures in conjunction with future working capital resources to develop additional residences. In addition, as of November 14, 1998, the Company had approximately $60 million in outstanding commitments in REIT and mortgage financing available to finance additional residences. The Company does not anticipate any significant capital expenditures within the foreseeable future with respect to the residences developed since 1994 and those currently operating or those pending licensure as of September 30, 1998.

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

As of September 30, 1998, the Company had invested excess cash balances in short-term certificates of deposit and U.S. Treasury securities.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this Statement will not have a material impact on the Company's consolidated financial statements.

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

ANTICIPATED OPERATING LOSSES OF NEW RESIDENCES.   The Company anticipates that
each residence will have an operating loss (prior to depreciation, rent or interest, if any) of $20,000 during the first three to four months of operation. To the extent the Company sells a residence and leases it back or otherwise finances it, the aggregate loss may increase by up to an additional $100,000. The Company currently plans to open 40 to 50 residences during the next twelve months. The Company estimates that the losses to be incurred during the next twelve months due to start-up residences could range from $850,000 to $2.75 million. The success of the Company's future operations is directly tied to the expansion of its operational base. There can be no assurance that the Company will not experience unforeseen expenses, difficulties, complications and delays in connection with the expansion of its operational base which could have a material adverse effect on the Company's financial condition and results of operations.

In April 1997, in order to mitigate the impact of start-up losses associated with the opening of newly constructed residences, the Company entered into a joint venture agreement with a third party investor to operate certain new assisted living residences owned and developed by the Company. The joint venture concurrently entered into a non-cancelable management agreement with the Company pursuant to which the Company will manage the properties operated by the joint venture for an amount equal to the greater of 8% of gross revenues or $2,000 per month per property. As of November 5, 1998, seventeen residences owned or leased by the Company were being operated by the joint venture. During the three months ended September 30, 1998, the Company operated twenty-eight properties under the joint venture, of which the Company bought out the joint venture partner's interest in eleven properties subsequent to September 30, 1998. The Company anticipates 5 to 10 new residences will enter the joint venture per quarter. The revenues and expenses of the joint venture are consolidated with those of the Company. In addition, the Company will recognize 10% of the losses or profits, if any, of the joint venture, net of the effect of management fees paid to the Company. The Company may seek to acquire the joint venture partner's 90% interest in the future, but has no contractual right to purchase such interest. While the use of such joint venture agreements is intended to mitigate the impact on the Company of start-up losses associated with the opening of new residences or otherwise, the Company may, to the extent it does not acquire the partner's interest, forego a portion of future operating profits, if any, from the residences operated by the joint venture. The Company expects it will, from time to time, enter into additional partnering arrangements, which may be similar to the current structure, for some of its future development projects. There can be no assurance that the Company will be able to enter into any such future arrangements or, if entered into, that such arrangements will achieve the desired results.

Due to the completion of debt and equity financings, the Company expects to own a higher percentage of its residences. Historically, the Company has relied extensively on sale/leaseback financings from REITs to finance its development efforts. The Company expects to make additional investments in its management infrastructure to further support its growth strategy. While the Company believes that the resulting effects of the recent completed financings, the increased focus on asset ownership, its development program and anticipated additions to its corporate infrastructure may negatively impact its earnings prospects over the next 12 to 18 months, it believes that these measures will positively affect its long-term prospects.

NO ASSURANCE AS TO ABILITY TO DEVELOP OR ACQUIRE ADDITIONAL ASSISTED LIVING
RESIDENCES.   The Company's prospects for growth are directly affected by its ability to develop and acquire additional assisted living residences. While the Company currently plans to open 40 to 50 residences during the next twelve months, there can be no assurance that such residences will be completed. The success of the Company's growth strategy will also depend upon, among other factors, the Company's ability to obtain government licenses and approvals, the Company's ability to obtain financing and the competitive environment for development and acquisitions. The nature of such licenses and approvals and the timing and likelihood of obtaining them vary widely from state to state, depending upon the residence, or its operation, and the type of services to be provided. The successful development of additional assisted living residences will involve a number of risks, including the possibility that the Company may be unable to locate suitable sites at acceptable prices or may be unable to obtain, or may experience delays in obtaining, necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations. The Company is dependent upon these permits and authorizations to construct and operate its residences and any delay or inability to obtain such permits could adversely affect the results of operations. The Company may also incur construction costs that exceed original estimates, may not complete construction projects on schedule and may experience competition in the search for suitable development sites. The Company relies on third-party general contractors to construct its new assisted living facilities. There can be no assurance that the Company will not experience difficulties in working with general contractors and subcontractors, which could result in increased construction costs and delays. Further, facility development is subject to a number of contingencies over which the Company will have little control and that may adversely affect project cost and completion time, including shortages of, or the inability to obtain, labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions and changes in applicable laws or regulations or in the method of applying such laws and regulations. Accordingly, if the Company is unable to achieve its development plans, its business, financial condition and results of operations could be adversely affected. There can be no assurance that the Company will be successful in developing or acquiring any particular residence, that the Company's rapid expansion will not adversely affect its operations or that any residence developed or acquired by the Company will be successful. The various risks associated with the Company's development or acquisition of assisted living residences and uncertainties regarding the profitability of such operations could have a material adverse effect on the Company's financial condition and results of operations.

NEED FOR ADDITIONAL FINANCING TO FUND FUTURE DEVELOPMENT AND ACQUISITIONS. To achieve its growth objectives, the Company will need to obtain sufficient financial resources to fund its development, construction and, to a lesser extent, its acquisition activities. The estimated cost to complete and fund start-up losses for new facilities that will be developed during the next twelve months is between $104 million and $130 million; accordingly, the Company's future growth will depend on its ability to obtain additional financing on acceptable terms. The Company will, from time to time, seek additional funding through public and/or private financing sources, including equity and/or debt financing. If additional funds are raised by issuing equity securities, the Company's stockholders may experience dilution. There can be no assurance that adequate funding will be available as needed or on terms acceptable to the Company. A lack of available funds may require the Company to delay or eliminate all or some of its development projects and acquisition plans.

The Company's aggregate annual fixed debt and lease payment obligations as of September 30, 1998 totaled approximately $29.9 million. These fixed payment obligations will significantly increase as the Company pursues its development and acquisition plan. Failure to meet these obligations may results in the Company being in default of its financing agreements and, as a consequence, the Company may lose its ability to operate any individual residence or other residences which may be cross-defaulted. There can no assurance that the Company will generate sufficient cash flow to meet its current or future obligations. The Company has not historically covered its fixed charges with earnings. In addition, there is a risk that, upon completion of construction, permanent financing for newly developed residences may not be available or may be available only on terms that are unfavorable or unacceptable to the Company.

GEOGRAPHIC CONCENTRATION; DEPENDENCE ON STATE MEDICAID WAIVER PROGRAMS; DEPENDENCE ON REIMBURSEMENT BY THIRD PARTY PAYORS. As of September 30, 1998, 22.9% of the Company's properties are in Texas, 11.8% are in Oregon, 10.6% in Ohio, 10.6% are in Indiana and 9.4% in Washington; therefore, the company is dependent on the economies of Texas, Oregon, Ohio, Indiana and Washington and, to a certain extent, on the continued funding of state Medicaid waiver programs. During the three and nine months ended September 30, 1998, direct payments received from state Medicaid agencies accounted for approximately 10.7% of the Company's revenue while the tenant-paid portion of Medicaid residents accounted for approximately 5.8% of the Company's revenue during these periods. The Company expects that state Medicaid reimbursement programs will constitute a significant source of revenue for the Company in the future, furthermore, there can be no assurance the Company's proportionate percentage of revenue received from Medicaid programs will not increase. The revenues and profitability of the Company will be affected by the continuing efforts of governmental and private third-party payors to contain or reduce the costs of health care by attempting to lower reimbursement rates, increasing case management review of services and negotiating reduced contract pricing. In an attempt to reduce the federal and certain state budget deficits, there have been, and management expects that there will continue to be, a number of proposals to limit Medicaid reimbursement in general. Adoption of any such proposals at either the federal or the state level could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. The Company intends to continue developing and operating assisted living residences in other states. Adverse changes in general economic factors affecting these states' respective health care industries or in these states' laws and regulatory environment, including Medicaid reimbursement rates, could have a material adverse effect on the Company's financial condition and results of operations.

GOVERNMENT REGULATION. Federal and state governments regulate various aspects of the Company's business. The development and operation of assisted living facilities and the provision of health care services are subject to federal, state and local licensure, certification and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, equipment, staffing (including professional licensing), operating policies and procedures, fire prevention measures, environmental matters, resident characteristics, physical design and compliance with building and safety codes. Failure to comply with these laws and regulations which in the ordinary course could result in the imposition of fines, restrictions on new resident admissions, the denial of reimbursement, and, in extreme cases, the decertification from the medicare and medicaid program or the revocation of a facility's license or closure of a facility. On October 15, 1998, the Washington Department of Social and Health Services summarily suspended the license of, imposed a stop admissions order on and commenced a license revocation action against a residence located in the state of Washington. On November 5, 1998, the summary suspension of the facility's license was revoked, and the Company continues to contest the stop admissions order and the license revocation action. There can be no assurance that federal, state, or local governments will not impose additional restrictions on the Company's activities that could have a material adverse affect on the Company.

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

DEPENDENCE ON SENIOR MANAGEMENT AND SKILLED PERSONNEL.   The Company depends,
and will continue to depend, upon the services of Mr. McBride, its Chief Executive Officer, Dr. Wilson, its Chief Operating Officer and President, Ms. Marsh, its Vice President/Treasurer and Chief Accounting Officer, Ms. Maloney, its Vice President/Controller, Mrs. Baldwin, its Director of Operations, Ms. Haile, its Vice President/Financial Operations, Ms. Campbell, its Senior Vice President/General Counsel and Ms. Gorshe, its Vice President/Community Relations. The Company has entered into employment agreements with Mr. McBride and Dr. Wilson and all of its executive officers. The Company is also dependent upon its ability to attract and retain management personnel who will be responsible for the day-to-day operations of each residence. The loss of the services of any or all of such officers or the Company's inability to attract additional management personnel in the future could have a material adverse effect on the Company's financial condition or results of operations.

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

YEAR 2000 COMPLIANCE

The Company has assessed its readiness in regard to Year 2000 issues. The Company believes that all material hardware and software utilized in its operations and, specifically, in its accounting systems, is Year 2000 compliant. The Company is in the process of obtaining Year 2000 compliance letters and reports from third party payors, including the federal government. To date, no such payor has indicated an inability to continue remittances in the normal course of business, however, most such payors, including the federal government, are in the process of evaluating and updating their internal systems and cannot yet assure the Company that their systems are year 2000 compliant.

The Company also faces the risk that vendors from which the Company purchases goods and services, such as utility providers and the Company's payroll provider, may have systems that are not Year 2000 compliant. The Company plans to monitor the progress of its major vendors in achieving Year 2000 compliance. However, the Company presently does not anticipate the occurrence of major interruption in its business due to Year 2000 issues. Accordingly, the Company does not expect that Year 2000 issues will have a material adverse effect upon the Company's operations or prospects.

The Company has not established a contingency plan to address potential Year 2000 noncompliance with respect to the Company's systems or those of its major vendors and is currently considering the extent to which such a plan is necessary. Due to the Company's dependence on systems outside its control, such as telecommunications and power supplies, there can be no assurance that the Company will not face unexpected problems associated with the Year 2000 issue that may affect its operations, business, and financial condition. The Company does not expect to incur any material expense associated with Year 2000 compliance.

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


(a)         Exhibits.


            12.1   Computation of Fixed Charge to Earnings

            27     Financial Data Schedule


(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ASSISTED LIVING CONCEPTS, INC.
                                     Registrant

November 16, 1998                    By:  /s/ RHONDA S. MARSH
                                         -------------------------
                                     Name: Rhonda S. Marsh
                                     Title: Vice President/Treasurer
                                            Chief Accounting Officer