Form 10-K/A
period 1996-12-31
ASSISTED LIVING CONCEPTS INC
filed 1999-09-29
CIK 929994

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20459

                               ----------------

                                  FORM 10-K/A

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

         For the transition period from               to

                        Commission file number 1-13498

                               ----------------

                        ASSISTED LIVING CONCEPTS, INC.
            (Exact name of registrant as specified in its charter)

                   Nevada                                       93-1148702
       (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                       Identification No.)

                     11835 NE Glenn Widing Dr., Building E
                            Portland, OR 97220-9057
                                (503) 252-6233
              (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)

                               ----------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
Title of each class                                      on which registered
- -------------------                                    -----------------------
Common Stock, par value $.01                           American Stock Exchange
7% Convertible Subordinate Debentures Due August 2005  American Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:

                                     None.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [_]

   As of February 28, 1997, 5,515,250 shares of the registrant's Common Stock, par value $.01 per share, were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant on such date was approximately $89.7 million.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               Explanatory Note

   On February 1, 1999, Assisted Living Concepts, Inc. (the "Company") announced that after consultation with its independent auditors the Company would restate its consolidated financial statements for the fiscal quarter ended June 30, 1997, the fiscal quarter ended September 30, 1997, the fiscal year ended December 31, 1997, the fiscal quarter ended March 31, 1998, the fiscal quarter ended June 30, 1998 and the fiscal quarter ended September 30, 1998. On March 31, 1999, the Company announced that the restatement would be more extensive than the Company had previously believed, and might include periods prior to the second quarter of 1997, including the fiscal year ended December 31, 1996. After further consultation with its independent auditors, the Company determined to restate its consolidated financial statements for the fiscal year ended December 31, 1996, the fiscal year ended December 31, 1997 and the first three fiscal quarters of the fiscal year ended December 31, 1998. This amendment includes in Items 8 and 14 such restated consolidated financial statements for the fiscal year ended December 31, 1996 and other information relating to such restated consolidated financial statements, including Selected Financial Data (Item 6) and Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7). Information regarding the effect of the restatement on the Company's results of operations for the fiscal year ended December 31, 1996 is provided in Item 7 of this amendment and in Note 16 to the consolidated financial statements included in Item 14 of this amendment.

   Since February 1, 1999 12 separate complaints, which have since been consolidated into one action, have been filed against the Company and certain of its officers and directors in the United States District Court for the District of Oregon. On July 23, 1999, a consolidated complaint was filed in connection with this litigation. The consolidated complaint purports to be brought on behalf of a class of purchasers of the Company's common stock from July 28, 1997 through March 31, 1999 and on behalf of a class of purchasers of its 6.0% Convertible Subordinated Debentures (the "6.0% Debentures") and 5.625% Convertible Subordinated Debentures (the "5.625% Debentures" and, together with the 6.0% Debentures, the "Debentures") from the date of issuance through March 31, 1999. The consolidated complaint alleges violations of the federal securities laws and seeks unspecified damages. It also names as additional defendants certain of the Company's directors that were not named previously, as well as the Company's independent auditors (solely in connection with the Company's 1998 offering of 5.625% Debentures) and the underwriters in connection with the Company's 1997 offering of 6.0% Debentures.

   Except for Items 6, 7, 8 and 14, no other information included in the Company's Annual Report on Form 10-K is amended by this amendment. For additional information regarding the restatement, please see the Company's reports on Form 8-K filed on February 1, 1999 and March 31, 1999. For additional information regarding the litigation described in the preceding paragraph, please see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. For current information regarding risks, uncertainties and other factors that may affect the Company's future performance, please see the "Risk Factors" included in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                                    PART II

ITEM 6. Selected Financial Data

   The following table presents selected historical condensed financial data for the Company and the Predecessor as of the dates and for the periods indicated. The Predecessor consisted of Assisted Living Facilities, Inc., an S-corporation; Madras Elder Care, a partnership; and Lincoln City Partners, a partnership, which, prior to December 1, 1994, collectively owned the five residences operated by the Company commencing in December 1994. The selected financial data below should be read in conjunction with the consolidated financial statements of the Predecessor and the Company, including the notes thereto, and the information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 4.

                                 Predecessor                      The Company
                          -------------------------- --------------------------------------
                           Year ended
                          December 31,     Eleven        One      Year ended December 31,
                          ------------- Months Ended Month Ended  -------------------------
                                        November 30, December 31,                1996
                           1992   1993      1994         1994(1)   1995    (As Restated)(2)
                          ------ ------ ------------ ------------ -------  ----------------
                                        (in thousands except per share data)
Consolidated Statement
 of Operations Data:
Revenues................  $1,377 $1,884    $1,841      $   212    $ 4,067      $ 21,022
Operating expenses:
  Residence operating
   expenses.............     908  1,090     1,127          125      2,779        14,055
  Management fees from
   related party........      69     92        93          --         --            --
  Corporate general and
   administrative.......     --     --        --           152      1,252         1,864
  Building rentals......     --     --        --            42        798         3,949
  Depreciation and
   amortization.........      93    132       105           13        296         1,094
                          ------ ------    ------      -------    -------      --------
    Total operating
     expenses...........   1,070  1,314     1,325          332      5,125        20,962
                          ------ ------    ------      -------    -------      --------
Operating income
 (loss).................     307    570       516         (120)    (1,058)           60
Other (income) expense..     247    309       285          (56)      (483)        1,975
                          ------ ------    ------      -------    -------      --------
Net income (loss).......  $   60 $  261    $  231      $   (64)   $  (575)     $ (1,915)
                          ====== ======    ======      =======    =======      ========
Unaudited pro forma
 data:
Net income (loss).......  $   60 $  261    $  231
Pro forma provision for
 income taxes(3)........     --      67        85
                          ------ ------    ------
Pro forma net income
 (loss).................  $   60 $  194    $  146
                          ====== ======    ======
Net loss per share......                               $ (0.02)   $ (0.19)     $  (0.46)
Weighted average common
 shares outstanding.....                                 3,000      3,000         4,202
                                 Predecessor                      The Company
                          -------------------------- --------------------------------------
                                At
                           December 31,                             At December 31,
                          -------------      At      --------------------------------------
                                        November 30,                           1996 (As
                           1992   1993      1994         1994      1995      Restated)(2)
                          ------ ------ ------------ ------------ -------  ----------------
                                                   (in thousands)
Consolidated Balance
 Sheet data:
Working capital.........  $  109 $  351    $  299      $13,122    $(5,320)     $(27,141)
Total assets............   3,965  4,110     5,699       17,903     53,546       147,223
Long-term debt,
 excluding current
 portion................   3,703  3,700     5,266        1,101     24,553        49,663
Shareholders' equity....     105    263       197       16,219     15,644        56,995

- --------
(1) The Company commenced operating the residences on December 1, 1994.

(2) The financial data as of and for the year ended December 31, 1996 have been restated as described in Item 7 and Note 16 to the Consolidated Financial Statements.

(3) The Predecessor was exempt from U.S. federal and state income taxes as a result of its partnership and subchapter S status. The financial data reflects the income tax expenses that would have been recorded had the Predecessor not been exempt from paying such income taxes. The pro forma financial data included the effect of the Company adopting Statement of Financial Accounting Standards (SFAS) No. 109.

                     Quarterly Financial Data (Unaudited)

                                                                   1996 Quarterly Financial Data As
                            1995 Quarterly Financial Data                     Restated(1)
                         ---------------------------------------  ---------------------------------------
                          1st     2nd     3rd     4th    Year to   1st     2nd     3rd     4th    Year to
                          Qtr     Qtr     Qtr     Qtr     Date     Qtr     Qtr     Qtr     Qtr     Date
                         ------  ------  ------  ------  -------  ------  ------  ------  ------  -------
                                          (in thousands except per share data)
Results of Operation
Revenue................. $  682  $  793  $  977  $1,615  $4,067   $2,789  $4,396  $6,017  $7,820  $21,022
Operating income
 (loss).................   (183)   (149)   (249)   (477) (1,058)    (362)   (140)    125     437       60
Net income (loss).......    (27)    (45)   (160)   (343)   (575)    (605)   (669)   (601)    (40)  (1,915)
Net income (loss) per
 share(2)............... $(0.01) $(0.02) $(0.05) $(0.11) $(0.19)  $(0.20) $(0.22) $(0.11) $(0.01) $ (0.46)
Weighted average Common
 shares outstanding.....  3,000   3,000   3,000   3,000   3,000    3,005   3,013   5,265   5,515    4,202

- --------
(1) The financial data as of and for the year ended December 31, 1996 have been restated as described in Item 7 and Note 16 to the Consolidated Financial Statements.

(2) Quarter net loss per share amounts do not add to the full year total due to rounding and change in the number of shares outstanding.

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

Restatement

   On February 1, 1999, the Company announced that after consultation with its independent auditors the Company would restate its consolidated financial statements for the fiscal quarter ended June 30, 1997, the fiscal quarter ended September 30, 1997, the fiscal year ended December 31, 1997, the fiscal quarter ended March 31, 1998, the fiscal quarter ended June 30, 1998 and the fiscal quarter ended September 30, 1998. On March 31, 1999 the Company announced that the restatement would be more extensive than the Company had previously believed, and might include periods prior to the second quarter of 1997, including the fiscal year ended December 31, 1996. After further consultation with its independent auditors, the Company determined to restate its consolidated financial statements for the fiscal year ended December 31, 1996, the fiscal year ended December 31, 1997 and the first three fiscal quarters of the fiscal year ended December 31, 1998.

   The restatement reduced both net income and total shareholders' equity by $2.1 million for fiscal year 1996. As a result of the restatement, the Company reported a net loss of $1.9 million or $0.46 per share for fiscal year 1996 compared to net income of $149,000 or $0.03 per share as previously reported. The restatement related to changes in non-cash items, and did not affect the Company's cash position as of December 31, 1996. After the restatement, the Company's working capital position as of December 31, 1996 was a deficit of $27.1 million, compared to previously reported working capital deficit of $26.4 million.

   The restatement of the financial data included in this report resulted primarily from: (i) the earlier recognition of certain expenses which were previously capitalized in association with the Company's development and financing activities; and (ii) a modification in how the Company accounted for certain of its lease arrangements.

   For statement of operations and balance sheet data, as originally reported and as restated as of and for the year ended December 31, 1996, as well as a description of the adjustments to the originally reported data resulting from the restatement, see Note 16 to the consolidated financial statements included in Item 14 of this report.

Overview

   At the closing of the initial public offering in November, 1994, the Company began operating five assisted living residences located in Oregon. As of December 31, 1996, the Company had received a Certificate of Occupancy on 67 residences (2,394 units), of which 60 residences (2,139 units) were included in operating results.

   The Company derives its revenues primarily from resident fees for the delivery of assisted living services. Resident fees typically are paid monthly by residents, their families, state Medicaid agencies or other responsible parties. Resident fees include revenue derived from a multi-tiered rate structure, which varies based on the level of care required. Resident fees are recognized as revenues when services are provided. Operating expenses include
(i) residence operating expenses, such as staff payroll, food, property taxes, utilities, insurance and other direct residence operating expenses, (ii) general and administrative expenses consisting of corporate and support function such as legal, accounting and other administrative expenses, (iii) building rentals and (iv) depreciation and amortization. Operating expenses of the predecessor include costs incurred under management agreements whereby a management fee equal to 5% of revenue was charged by Concepts in Community Living, Inc. ("CCL Sub Inc.") for residence management and administrative support.

   The Company previously capitalized the operating results of certain start-up residences for approximately the first two months of operations. As a result of the restatement, residences are included in operating results as of the first day of the month following licensure. Accordingly, the number of Stabilized, Start-up and Same Store Residences (as defined in the tables below) at the beginning of each period, and the operating results of stabilized and start-up residences in each period, have been restated. See footnote (A) to Note 16 of the consolidated financial statements included in
Item 14.

   The following table sets forth, for periods presented, the number of total residences and units included in operating results, average occupancy rates and the sources of revenue for the Company and the Predecessor. The portion of revenues received from state Medicaid agencies are labeled as "Medicaid State Portion" while the portion of the Company's revenues that a Medicaid-eligible resident must pay out of his or her own resources is labeled "Medicaid Resident Portion".

                                 Predecessor            The Company
                                ------------- ---------------------------------
                                                           Year Ended December
                                Eleven months  One month           31,
                                    ended        ended     --------------------
                                November 30,  December 31,            1996
   Total Residences                 1994          1994     1995   (As Restated)
   ----------------             ------------- ------------ -----  -------------
   Residences operated (end of
    period)...................          5            5        19         60
   Units operated (end of
    period)...................        137          137       595      2,139
   Average occupancy rate.....       96.4%        97.0%     82.3%      76.7%
   Source of revenue:
     Medicaid State Portion...       29.0%        27.0%     21.4%      12.4%
     Medicaid Resident
      Portion.................       13.0%        11.9%      9.6%       6.9%
     Private..................       58.0%        61.1%     69.0%      80.7%
                                    -----        -----     -----      -----
       Total..................      100.0%       100.0%    100.0%     100.0%
                                    =====        =====     =====      =====

   The following table sets forth, for the periods presented for Stabilized Residences, the total number of residences and units included in operating results, average occupancy rates and the sources of revenue for the Company and the Predecessor. Stabilized Residences are defined as those residences which were operating for more than nine months prior to the beginning of the period or had achieved a 95% occupancy rate as of the beginning of the reporting period.

                                 Predecessor            The Company
                                ------------- ---------------------------------
                                                           Year Ended December
                                Eleven months  One month           31,
                                    ended        ended     --------------------
                                November 30,  December 31,            1996
   Stabilized Residences            1994          1994     1995   (As Restated)
   ---------------------        ------------- ------------ -----  -------------
   Residences operated (end of
    period)...................          4            4         5          7
   Units operated (end of
    period)...................        104          104       137        204
   Average occupancy rate.....       99.2%       100.0%     99.1%      96.5%
   Source of Revenue
     Medicaid State Portion...       28.9%        28.4%     23.9%      19.9%
     Medicaid Resident
      Portion.................       13.2%        12.1%     11.3%      11.5%
     Private..................       57.9%        59.5%     64.8%      68.6%
                                    -----        -----     -----      -----
       Total..................      100.0%       100.0%    100.0%     100.0%
                                    =====        =====     =====      =====

   The following table sets forth, for the periods presented for Start-up Residences, the total number of residences and units included in operating results, average occupancy rates and the sources of revenue for the Company and the Predecessor. Start-up Residences are defined as those residences which were operating for less than nine months prior to the beginning of the period and had not achieved a 95% occupancy rate as of the beginning of the reporting period.

                                 Predecessor            The Company
                                ------------- ---------------------------------
                                                           Year Ended December
                                Eleven months  One month           31,
                                    ended        ended     --------------------
                                November 30,  December 31,            1996
   Start-up Residences              1994          1994     1995   (As Restated)
   -------------------          ------------- ------------ -----  -------------
   Residences operated (end of
    period)...................          1            1        14         53
   Units operated (end of
    period)...................         33           33       458      1,935
   Average occupancy rate.....       87.5%        87.5%     77.3%      73.0%
   Source of Revenue:
     Medicaid State Portion...       36.4%        21.3%     16.4%       9.8%
     Medicaid Resident
      Portion.................        --          10.6%      6.3%       5.3%
     Private..................       63.6%        68.1%     77.3%      84.9%
                                    -----        -----     -----      -----
       Total..................      100.0%       100.0%    100.0%     100.0%
                                    =====        =====     =====      =====

   The following tables relating to Stabilized Residences, Start-up Residences and Same Store Residences exclude the effects of corporate level expenses, including general and administrative expenses and interest expense.

   The following table sets forth, for the periods presented, the results of operations for Stabilized Residences (in thousands).

                                Predecessor             The Company
                               ------------- ---------------------------------
                                                               Year Ended
                               Eleven months  One month       December 31,
                                   ended        ended     --------------------
                               November 30,  December 31,            1996
   Stabilized Residences           1994          1994      1995  (As Restated)
   ---------------------       ------------- ------------ ------ -------------
   Revenue....................    $1,819         $165     $2,699    $4,084
   Residence operating
    expenses..................     1,073           96      1,667     2,422
                                  ------         ----     ------    ------
     Residence operating
      income..................       746           69      1,032     1,662
                                  ------         ----     ------    ------
   Management fees............        90          --         --        --
   Building rentals...........       --            42        500       935
   Depreciation and
    amortization..............       100            4        116       138
                                  ------         ----     ------    ------
     Total other operating
      expenses................       190           46        616     1,073
                                  ------         ----     ------    ------
       Operating income.......       556           23        416       589
                                  ======         ====     ======    ======

   The following table sets forth, for the periods presented, the results of operations for Start-up Residences (in thousands).

                               Predecessor             The Company
                              ------------- ----------------------------------
                                                              Year Ended
                              Eleven months  One month       December 31,
                                  ended        ended     ---------------------
                              November 30,  December 31,             1996
   Start-up Residences            1994          1994      1995   (As Restated)
   -------------------        ------------- ------------ ------  -------------
   Revenue...................     $ 22          $47      $1,368     $16,938
   Residence operating
    expenses.................       54           29       1,112      11,633
                                  ----          ---      ------     -------
     Residence operating
      income.................      (32)          18         256       5,305
                                  ----          ---      ------     -------
   Management fees...........        3           --         --          --
   Building rentals..........       --           --         298       3,014
   Depreciation and
    amortization.............        5            9         180         956
                                  ----          ---      ------     -------
     Total other operating
      expenses...............        8            9         478       3,970
                                  ----          ---      ------     -------
       Operating income......      (40)           9        (222)      1,335
                                  ====          ===      ======     =======

   The following table sets forth, for the periods presented, the results of operations for the five Same Store Residences included in operating results for all of fiscal years 1995 and 1996. Same Store Residences are defined as those residences which were operating throughout comparable periods (in thousands).

                                                                 Year ended
                                                                December 31,
                                                            --------------------
                                                                       1996
   Same Store Residences                                     1995  (As Restated)
   ---------------------                                    ------ -------------
   Revenue................................................. $2,699    $2,823
   Residence operating expenses............................  1,667     1,652
                                                            ------    ------
     Residence operating income............................  1,032     1,171
                                                            ------    ------
   Management fees.........................................    --        --
   Building rentals........................................    500       499
   Depreciation and amortization...........................    116       115
                                                            ------    ------
     Total other operating expenses........................    616       614
                                                            ------    ------
       Operating income....................................    416       557
                                                            ======    ======

Results of Operations

 Year ended December 31, 1996 compared to year ended December 31, 1995

   The Company incurred a net loss of $1.9 million, or $0.46 per share, on revenue of $21.0 million for the year ended December 31, 1996 (the "1996 Period") as compared to a net loss of $575,000, or $0.19 per share, on revenues of $4.1 million for the year ended December 31, 1995 (the "1995 Period").

   The Company had certificates of occupancy for 67 residences, 60 of which were included in the operating results as of the end of the 1996 Period as compared to 25 residences with certificates of occupancy, 19 of which were included in the operating results as of the end of the 1995 Period. Of the residences included in the operating results as of the end of the 1996 Period, the Company owned 26 residences and leased 34 residences (25 of which were operating leases and nine of which were accounted for as financings) as compared to 10 owned residences and nine leased residences (all of which were operating leases) as of the end of the 1995 Period.

   Revenue. Revenue was $21.0 million for the 1996 Period as compared to $4.1 million for the 1995 Period, an increase of $17.0 million. Of this increase, $6.7 million or 39.6% related to the full year impact of the 14 residences (458 units) which opened during the 1995 Period, $10.1 million or 59.8% related to the opening of an additional 41 residences (1,544 units) during the 1996 Period, and the remaining $124,000 or 0.6% was attributable to the five Same Store Residences (137 units).

   Revenue from the Same Store Residences was $2.8 million for the 1996 Period as compared to $2.7 million for the 1995 Period, an increase of $124,000 or 4.6%. All of the increase in revenue for Same Store Residences was attributable to an increase in average monthly rental rate to $1,735 for the 1996 Period as compared to $1,631 per month for the 1995 Period. Average occupancy for the Same Store Residences was 97.8% for the 1996 Period as compared to 99.1% for the 1995 Period.

   Of the $21.0 million in revenues reported for the 1996 Period, $4.1 million or 19.4% was attributable to Stabilized Residences and $16.9 million or 80.6% was attributable to Start-Up Residences. As of the end of the 1996 Period, the Company had seven Stabilized Residences (204 units) with an average occupancy of 96.5% and a total average monthly rate of $1,709 and the Company had 53 Start-Up Residences (1,935 units) with an average occupancy of 76.7% and a total average monthly rate of $1,679.

   Residence Operating Expenses. Residence operating expenses were $14.1 million for the 1996 Period as compared to $2.8 million for the 1995 Period, an increase of $11.3 million. Of this increase, $3.9 million or 34.5% related to the full year impact of the 14 residences (458 units) which opened during the 1995 Period, and $7.4 million or 65.5% related to the opening of an additional 41 residences (1,544 units) during the 1996 Period. Residence operating expenses for the five Same Store Residences (137 units) were relatively unchanged at $1.6 million for the 1996 Period.

   Of the $14.1 million in residence operating expenses reported for the 1996 Period, $2.5 million or 17.7% was attributable to Stabilized Residences and $11.6 million or 82.3% was attributable to Start-Up Residences.

   Corporate General and Administrative. Corporate general and administrative expenses were $1.9 million for the 1996 Period as compared to $1.3 million for the 1995 Period. The Company's corporate general and administrative expenses before capitalized payroll costs were $3.0 million for the 1996 Period as compared to $1.6 million for the 1995 Period, an increase of $1.4 million. This increase results from an additional investment in the Company's corporate and regional infrastructure to support the development and operation of new residences including the expansion into new states. The Company capitalized $1.1 million of payroll costs for the 1996 Period as compared to $344,000 for the 1995 Period resulting from an increase in development activities.

   Building Rentals. Building rentals were $4.0 million for the 1996 Period as compared to $798,000 for the 1996 Period, an increase of $3.2 million. Of this increase, $819,000 or 25.8% related to the full year impact of the five leases entered into during the 1995 Period, $2.3 million or 72.6% related to 20 leases (four of which were repurchased) entered into during the 1996 Period, and the remaining $50,000 or 1.6% was attributable to the four leases entered into prior to the 1995 Period. As of the end of the 1996 Period the Company had 25 operating leases as compared to nine operating leases as of the end of the 1995 Period.

   Depreciation and Amortization. Depreciation and amortization was $1.1 million for the 1996 Period as compared to $296,000 for the 1995 Period, an increase of $798,000. Depreciation expense was $805,000 and amortization expense was $289,000 for the 1996 Period as compared to $200,000 and $96,000, respectively, for the 1995 Period. The increase in depreciation is the result of the full year effect of depreciation on the 9 owned residences which commenced operations during the 1995 Period, depreciation associated with the 26 owned residences that commenced operations during the 1996 Period, and depreciation associated with the sale and leaseback of nine residences during the 1996 Period which were accounted for as financings. Amortization expense increased as a result of the amortization of additional start-up costs.

   Interest Expense. Interest expense was $1.2 million for the 1996 Period as compared to $96,000 for the 1995 Period. Gross interest expense for the 1996 Period was $3.5 million compared to $673,000 for the 1995 Period, an increase of $2.8 million. Of the increase, $800,000 or 28.6% was attributable to the full year effect of interest expense associated with the 7% Debentures, $1.1 million or 39.3% was related to the sale and leaseback of nine residences during the 1996 Period which were accounted for as financings, $600,000 or 21.4% was related to the full year impact of mortgage financing on six residences located in Oregon entered into during the 1995 Period, and the remaining $300,000 or 10.7% was due to interest expense related to new mortgage financing incurred during the 1996 Period. The Company capitalized $2.3 million of interest expense for the 1996 Period compared to $577,000 for the 1995 Period. The Company completed the sale and leaseback of nine residences during the 1996 Period which were accounted for as financings, and has recorded the related building rental payments as interest expense.

   Interest Income. Interest income was $455,000 for the 1996 Period as compared to $579,000 for the 1995 Period, a decrease of $124,000. The decrease in interest income was a result of lower average cash balances during the 1996 Period.

   Loss on Sale of Assets. Loss on sale of assets was $854,000 (net of an $82,000 gain on the sale of land) for the 1996 Period as compared to $0 for the 1995 Period. The Company incurred losses of $936,000 in connection with nine sale and leaseback transactions entered into during the 1996 Period. The Company entered into 19 sale and leaseback transactions (four of which were repurchased) during the 1996 Period as compared to five during the 1995 Period.

   Debenture Conversion Cost. In the third quarter of 1996, $6.1 million of the $20.0 million of 7% Debentures were converted into 405,667 shares of the Company's common stock. The Company incurred a charge of $426,000 during the 1996 Period in connection with the conversion.

   Net Loss. As a result of the above, the Company incurred a net loss of $1.9 million or $0.46 per share for the 1996 Period, compared to a net loss of $575,000, or $0.19 per share for the 1995 Period.

 Year ended December 31, 1995 compared to One-Month Ended December 31, 1994
  (and Eleven Months Ended November 30, 1994)

   The Company incurred a net loss of $575,000, or $0.19 per share, on revenue of $4.1 million for the year ended December 31, 1995 (the "1995 Period") as compared to a net loss of $64,000, or $0.02 per share, on revenues of $212,000 for the one month ended December 31, 1994.

   The Company had certificates of occupancy for 25 residences, 19 of which were included in the operating results as of the end of the 1995 Period as compared to five residences with certificates of occupancy, all of which were included in the operating results as of the end of the 1994 Period. Of the residences included in the operating results as of the end of the 1995 Period, the Company owned 10 residences and leased nine residences (all of which were operating leases) as compared to one owned residence and four leased residences (all of which were operating leases) as of the end of the 1994 Period.

   Revenue. Revenue was $4.1 million for the 1995 Period as compared to $212,000 for the one month ended December 31, 1994 and $1.8 million for the eleven months ended November 30, 1994 for a combined total of $2.0 million, an increase of $2.1 million. The increase was the direct result of the addition of 14 residences (458 units) which commenced operations during the 1995 Period.

   Of the $4.1 million in revenues reported for the 1995 Period, $2.7 million or 65.8% was attributable to Stabilized Residences and $1.4 million or 34.2% was attributable to Start-Up Residences. As of the end of the 1995 Period, the Company had five Stabilized Residences (137 units) with an average occupancy of 99.1% and the Company had 14 Start-Up Residences (458 units) with an average occupancy of 85.5%.

   Residence Operating Expenses. Residence operating expenses were $2.8 million for the 1995 Period as compared to $125,000 for the one month ended December 31, 1994 and $1.1 million for the eleven months ended November 30, 1994 for a combined total of $1.2 million, an increase of $1.6 million. The increase was the direct result of the addition of 14 residences (458 units) which commenced operations during the 1995 Period.

   Of the $2.8 million in residence operating expenses reported for the 1995 Period, $1.7 million or 60.7% was attributable to Stabilized Residences and $1.1 million or 39.3% was attributable to Start-Up Residences.

   Corporate General and Administrative. Corporate general and administrative expenses were $1.3 million for the 1995 Period as compared to $152,000 for the one month ended December 31, 1994. The Company's corporate general and administrative expenses before capitalized payroll costs were $1.6 million for the 1995 Period. This increase results from an additional investment in the Company's corporate and regional infrastructure to support the development and operation of new residences including the expansion into new states. The Company capitalized $344,000 of payroll costs for the 1995 Period associated with development activities.

   Building Rentals. Building rentals were $798,000 for the 1995 Period as compared to $42,000 for the one month ended December 31, 1994. As of the end of the 1995 Period, the Company had nine operating leases, five of which were entered into during the 1995 Period.

   Depreciation and Amortization. Depreciation and amortization was $296,000 for the 1995 Period as compared to $13,000 for the one month ended December 31, 1994. Depreciation expense was $200,000 and amortization expense was $96,000 for the 1995 Period. As of the end of the 1995 Period, depreciation expense included the depreciation associated with 10 owned residences, 9 of which commenced operations during the 1995 Period. Amortization expense reflects the amortization of start-up costs during the 1995 Period.

   Interest Expense. Interest expense was $96,000 for the 1995 Period as compared to $8,000 for the one month ended December 31, 1994. Gross interest expense for the 1995 Period was $673,000 which was primarily related to interest incurred in connection with the August 1995 offering of the 7.0% Convertible Subordinated Debentures due 2005. The Company capitalized $577,000 of interest expense for the 1995 Period.

   Interest Income. Interest income was $579,000 for the 1995 Period as compared to $64,000 for the one month ended December 31, 1994. Interest income during the 1995 Period primarily relates to income earned on investment of corporate cash from the proceeds of the initial public offering in 1994 and the 7.0% Debentures in August 1995.

   Net Loss. As a result of the above, the Company incurred a net loss of $575,000 or $0.19 per share for the 1995 Period.

Liquidity and Capital Resources

   The following table sets forth certain data from the statement of cash flows as reported originally and as restated as a result of the restatement discussed in Note 16 to the consolidated financial statements for the year ended December 31, 1996 (in thousands).

                                                       As Previously    As
                                                        Reported(1)  Restated
                                                       ------------- ---------
   Net cash used in operating activities..............   $ (4,139)   $ (3,094)
   Net cash used in investing activities..............    (71,259)    (89,299)
   Net cash provided by financing activities..........     70,168       87,163
                                                         --------    ---------
     Net decrease in cash and cash equivalents........   $ (5,230)   $  (5,230)
                                                         ========    =========

- --------
(1) Reflects certain reclassifications to conform to the presentation in the current year's consolidated statement of cash flows.

   The restatement related to changes in non-cash items, and did not affect the Company's cash position as of December 31, 1996. After the restatement, the Company's working capital position as of December 31, 1996 was a deficit of $27.1 million, compared to previously reported working capital deficit of $26.4 million. As a result of the restatement, net cash provided by operating activities increased by $1.0 million. Net cash used in investing activities increased by $18.0 million, and net cash provided by financing activities increased by $17.0 million, primarily as a result of accounting for certain sale and leaseback transactions, previously accounted for as operating leases, as financings.

   At December 31, 1996, the Company had negative working capital of $27.1 million. This is mainly due to construction draws of approximately $16.0 million and interim construction financing of $18.9 million. The Company had $2.1 million of cash and cash equivalents as of December 31, 1996 as compared to $7.3 million as of December 31, 1995.

   Net cash used in investing activities for the year ended December 31, 1996, totaled approximately $89.3 million which represents investments in new site development in Oregon, Washington, Texas, Idaho, New Jersey and Ohio of approximately $122.2 million. This amount is offset by $41.4 million received from the sale of 15 residences in sale and leaseback transactions and funds held in trust of $8.5 million pending licensure on five Washington residences.

   Net cash provided by financing activities totaled $87.2 million during the year ended December 31, 1996. The Company completed an additional $31.3 million in financing, including $14.4 million in mortgage financing on eight residences (three with the State of Oregon and five with the State of Washington) and completed nine sale and leaseback transactions accounted for as financings resulting in proceeds of $17.0 million. In addition, the Company completed short-term construction financing on eight residences totaling $18.9 million. In July 1996, the Company sold 2,096,250 shares of common stock at $19.00 in a public offering realizing net proceeds of $37.3 million, after underwriter discounts, commissions and other expenses.

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

   3. Exhibits

   Those exhibits required to be filed by Item 601 of Regulation S-K are listed on the accompanying index immediately following the signature pages and are filed as part of this report.

                 ASSISTED LIVING CONCEPTS, INC. ("The Company")
               AND ASSISTED LIVING CONCEPTS GROUP ("Predecessor")

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                          Page
                                                                          -----
 1.  Financial Statements:

     Reports of Independent Auditors...................................   14-16

     Consolidated Balance Sheets of Assisted Living Concepts, Inc. as
      of December 31, 1996 and 1995....................................      17

     Consolidated Statements of Operations of Assisted Living Concepts
      Inc. for the years ended December 31, 1996 and 1995, and the one month ended December 31, 1994 and Assisted Living Concepts, Group
      (Predecessor) for the eleven months ended November 30, 1994......      18

     Consolidated Statements of Changes in Shareholders' Equity of
      Assisted Living Concepts, Inc. for the period July 19, 1994 to
      December 31, 1996................................................      19

     Statements of Changes in Partners' and Shareholders' Equity for
      Assisted Living Concepts, Group (Predecessor) for the period
      December 31, 1993 to November 30, 1994...........................      19

     Consolidated Statements of Cash Flows of Assisted Living Concepts,
      Inc. for the years ended December 31, 1996 and 1995, and the one month ended December 31, 1994 and Assisted Living Concepts, Group
      (Predecessor) for the eleven months ended November 30, 1994......      20

     Notes to Consolidated Financial Statements........................      21

 2.  Financial Statement Schedules:

     All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules.

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Assisted Living Concepts, Inc.

We have audited the accompanying consolidated balance sheets of Assisted Living Concepts, Inc. as of December 31, 1995 and 1996 (as restated), and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 1995 and 1996 (as restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Assisted Living Concepts, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in note 16 to the consolidated financial statements, the Company has restated its financial statements as of and for the year ended December 31, 1996.

                                          KPMG LLP

Portland, Oregon
February 28, 1997, Except for Notes 15 and 16 to the consolidated financial statements, as to which the dates are March 14, 1997 and September 10, 1999, respectively

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Assisted Living Concepts, Inc.

   In our opinion, the accompanying combined statements of operations, of partners' and shareholders' equity and of cash flows present fairly, in all material respects, the results of their operations and their cash flows of Assisted Living Concepts Group (the Predecessor), which is comprised of Assisted Living Facilities, Inc., a subchapter S corporation, Madras Elder Care (dba Aspen Court), a general partnership, and Lincoln City Partners, a general partnership, for the eleven month period ended November 30, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Predecessor's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of Assisted Living Concepts Group for any period subsequent to November 30, 1994.

Price Waterhouse LLP

Portland, Oregon
March 17, 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Assisted Living Concepts, Inc.

   In our opinion, the accompanying statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of Assisted Living Concepts, Inc. (the Company-formerly Assisted Living Concepts Group), for the month ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of Assisted Living Concepts, Inc. for any period subsequent to December 31, 1994.

Price Waterhouse LLP

Portland, Oregon
March 17, 1995

                         ASSISTED LIVING CONCEPTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                            At December 31,
                                                         ----------------------
                                                                      1996
                                                                  (As Restated)
                                                          1995      (Note 16)
                                                         -------  -------------
ASSETS
Current assets:
  Cash and cash equivalents............................. $ 7,335    $  2,105
  Funds held in trust (Note 3)..........................     --        8,515
  Accounts receivable, net of allowance for doubtful
   accounts of $0 at 1995 and $33 at 1996...............     136         730
  Other current assets (Note 6).........................     558       1,077
                                                         -------    --------
    Total current assets................................   8,029      12,427
                                                         -------    --------
Property and equipment (Notes 2, 5 and 7)...............  28,446      76,592
Construction in process (Note 5)........................  13,075      53,372
                                                         -------    --------
  Total property and equipment..........................  41,521     129,964
  Less accumulated depreciation.........................     163         878
                                                         -------    --------
  Property and equipment-net............................  41,358     129,086
                                                         -------    --------
Goodwill (Note 2).......................................     393         362
Other assets ...........................................   3,766       5,348
                                                         -------    --------
    Total assets........................................ $53,546    $147,223
                                                         =======    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................... $   998    $  1,864
  Construction payable..................................   7,250      16,002
  Accrued expenses......................................   4,706       2,198
  Other current liabilities (Note 6)....................     348         544
  Construction financing with related party (Note 11)...     --       18,850
  Current portion of long-term debt (Note 7)............      47         110
                                                         -------    --------
    Total current liabilities...........................  13,349      39,568
                                                         -------    --------
Other liabilities.......................................     --          997
Long-term debt (Note 7).................................   4,553      35,748
Convertible subordinated debentures (Note 8)............  20,000      13,915
                                                         -------    --------
    Total liabilities...................................  37,902      90,228
                                                         -------    --------
Commitments and contingencies

Shareholders' equity:
  Preferred Stock, $.01 par value; 1,000,000 shares
   authorized; none issued or outstanding...............     --          --
  Common Stock, $.01 par value; 40,000,000 shares
   authorized; 3,000,000 and 5,515,250 shares issued and
   outstanding..........................................      30          55
  Additional paid-in capital............................  16,492      59,733
  Fair market value in excess of historical cost of
   acquired net assets attributable to related party
   transactions (Note 2)................................    (239)       (239)
  Accumulated deficit...................................    (639)     (2,554)
                                                         -------    --------
    Total shareholders' equity..........................  15,644      56,995
                                                         -------    --------
    Total liabilities and shareholders' equity.......... $53,546    $147,223
                                                         =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 ASSISTED LIVING CONCEPTS, INC. ("The Company")
               AND ASSISTED LIVING CONCEPTS GROUP ("Predecessor")

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                       Predecessor            The Company
                                ------------------------- ---------------------
                                                               Year ended
                                                              December 31,
                                   Eleven     One month   ---------------------
                                months ended    ended                 1996
                                November 30, December 31,         (As Restated)
                                    1994         1994      1995     (Note 16)
                                ------------ ------------ ------  -------------
Revenues.......................    $1,841       $  212    $4,067     $21,022
Operating expenses:
  Residence operating
   expenses....................     1,127          125     2,779      14,055
  Management fees to related
   party (Note 10).............        93          --        --          --
  Corporate general and
   administrative..............       --           152     1,252       1,864
  Building rentals (Note 4)....       --             5         5       1,137
  Building rentals to related
   party (Notes 10 and 11).....       --            37       793       2,812
  Depreciation and amortization
   (Note 5)....................       105           13       296       1,094
                                   ------       ------    ------     -------
    Total operating expenses...     1,325          332     5,125      20,962
                                   ------       ------    ------     -------
Operating income (loss)........       516         (120)   (1,058)         60
                                   ------       ------    ------     -------
Other (income) expense
  Interest expense (Notes 7 and
   8)..........................       297            8        96       1,146
  Interest (income)............       (12)         (64)     (579)       (455)
  Net loss on sale of assets
   (Notes 4 and 11)............       --           --        --          854
  Debenture conversion expense
   (Note 8)....................       --           --        --          426
  Miscellaneous expenses.......       --           --        --            4
                                   ------       ------    ------     -------
    Total other (income)
     expense...................       285          (56)     (483)      1,975
                                   ------       ------    ------     -------
Net income (loss)..............    $  231       $  (64)   $ (575)    $(1,915)
                                   ======       ======    ======     =======
Unaudited pro forma data:
  Net income...................    $  231
  Provision for income taxes...        85
                                   ------
  Pro forma net income.........    $  146
                                   ======
Net loss per common share......                 $(0.02)   $(0.19)    $ (0.46)
                                                ======    ======     =======
Weighted average common shares
 outstanding...................                  3,000     3,000       4,202


  The accompanying notes are an integral part of these consolidated financial statements.

                 ASSISTED LIVING CONCEPTS, INC. ("The Company")

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For the period July 19, 1994 to December 31, 1996
                                 (in thousands)

                                                      Fair
                                                     Market
                                                    Value in
                          Common Stock   Additional Excess of                 Total
                          --------------  Paid-In   Historial Accumulated Shareholders'
                          Shares  Amount  Capital     Cost      Deficit      Equity
                          ------  ------ ---------- --------- ----------- -------------
Issuance of shares to
 founders...............  1,000    $10    $    90     $ --      $   --       $   100
Net proceeds from public
 offering...............  2,000     20     16,402       --          --        16,422
Fair market value in
 excess of historical
 cost of acquired net
 assets attributable to
 related party
 transaction............    --     --         --       (239)        --          (239)
Net loss................    --     --         --        --          (64)         (64)
                          -----    ---    -------     -----     -------      -------
Shareholders' equity,
 December 31, 1994......  3,000     30     16,492      (239)        (64)      16,219
Net loss................    --     --         --        --         (575)        (575)
                          -----    ---    -------     -----     -------      -------
Shareholders' equity,
 December 31, 1995......  3,000     30     16,492      (239)       (639)      15,644
Net proceeds from public
 offering...............  2,096     21     37,320       --          --        37,341
Exercise of employee
 stock options..........     14    --         132       --          --           132
Conversion of
 subordinated
 debentures.............    405      4      5,789       --          --         5,793
Net loss (as restated)..    --     --         --        --       (1,915)      (1,915)
                          -----    ---    -------     -----     -------      -------
Shareholders' equity,
 December 31, 1996
 (as restated)..........  5,515    $55    $59,733     $(239)    $(2,554)     $56,995
                          =====    ===    =======     =====     =======      =======


                 ASSISTED LIVING CONCEPTS GROUP ("Predecessor")

        STATEMENTS OF CHANGES IN PARTNERS' AND SHAREHOLDERS' EQUITY FOR
                 ASSISTED LIVING CONCEPTS, GROUP (Predecessor)
             For the period December 31, 1993 to November 30, 1994
                                 (in thousands)

Partners' and
 shareholders' equity,
 December 31, 1993......   $263
Capital contributions...     --
Capital distributions...   (297)
Net income..............    231
                          -----
Partners' and
 shareholders' equity,
 November 30, 1994......   $197
                          =====

  The accompanying notes are an integral part of these consolidated financial statements.

                 ASSISTED LIVING CONCEPTS, INC. ("The Company")
               AND ASSISTED LIVING CONCEPTS GROUP ("Predecessor")

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                    Predecessor              The Company
                             -------------------------- -----------------------
                                                              Year ended
                                                             December 31,
                             Eleven months  One month   -----------------------
                                 ended        ended                   1996
                             November 30,  December 31,           (As Restated)
                                 1994          1994       1995      (Note 16)
                             ------------- ------------ --------  -------------
Operating activities:
Net income (loss)..........     $   231      $   (64)   $   (575)   $  (1,915)
Adjustment to reconcile net
 income (loss) to net cash
 provided by (used in)
 operating activities:
  Depreciation and
   amortization............         105           13         296        1,094
  Provision for doubtful
   accounts................         --           --          --            33
  Net loss on sale of
   assets..................         --           --          --           854
Changes in operating assets
 and liabilities:
  Accounts receivable......          (9)         (58)        (78)        (627)
  Other current assets.....         (22)        (307)       (254)        (530)
  Other assets.............          31         (264)     (2,828)      (1,554)
  Accounts payable.........           4          177         821          866
  Accrued expenses.........          96          356       4,350       (2,508)
  Accounts payable to
   related party...........          (7)         --          --           --
  Other current
   liabilities.............          (5)          38         157          196
  Other liabilities........         --           --          --           997
                                -------      -------    --------    ---------
Net cash provided by (used
 in) operating activities..         424         (109)      1,889       (3,094)
                                -------      -------    --------    ---------
Investing activities:
Funds held in trust........         --           --          --        (8,515)
Proceeds from sale and
 leaseback transactions....         --           --        8,067       41,385
Purchases of property and
 equipment.................      (1,688)      (3,069)    (38,651)    (122,169)
                                -------      -------    --------    ---------
Net cash used in investing
 activities................      (1,688)      (3,069)    (30,584)     (89,299)
                                -------      -------    --------    ---------
Financing activities:
Proceeds from construction
 financing.................       1,600          --          --        18,850
Proceeds from long-term
 debt......................         --           --        3,505       31,346
Payments on long-term
 debt......................         (33)          (1)        (18)         (88)
Proceeds from issuance of
 common stock, net.........         --        16,522         --        37,473
Debt issuance costs........         --           --         (800)        (418)
Proceeds from convertible
 subordinated debentures...         --           --       20,000          --
Capital distributions......        (297)         --          --           --
                                -------      -------    --------    ---------
Net cash provided by
 financing activities......       1,270       16,521      22,687       87,163
                                -------      -------    --------    ---------
Net increase (decrease) in
 cash and cash
 equivalents...............           6       13,343      (6,008)      (5,230)
Cash and cash equivalents,
 beginning of period.......         357          --       13,343        7,335
                                -------      -------    --------    ---------
Cash and cash equivalents,
 end of period.............     $   363      $13,343    $  7,335    $   2,105
                                =======      =======    ========    =========
Supplemental disclosure of
 cash flow information:
  Cash payments for
   interest................     $   297      $     8    $    154    $   3,218
Non-cash transactions:
  Increase in construction
   payable and property and
   equipment...............         --           --        7,250        8,752
  Conversion of
   subordinated
   debentures..............         --           --          --         6,085

  The accompanying notes are an integral part of these consolidated financial statements.

                ASSISTED LIVING CONCEPTS, INC. ("The Company")
              AND ASSISTED LIVING CONCEPTS GROUP ("Predecessor")

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies

The Company

   Assisted Living Concepts, Inc. ("the Company") owns, operates and develops assisted living residences which provide housing to older persons who need help with the activities of daily living such as bathing and dressing. The Company provides personal care and support services and makes available routine health care services designed to meet the needs of its residents. The accompanying financial statements reflect the operating results of 5, 19 and 60 residences for the one month period ended December 31, 1994 and for the years ended 1995 and 1996, respectively. Residences are included in operating results as of the first day of the month following licensure.

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

   On November 22, 1994, the Company sold 2,000,000 shares of common stock at $9.25 per share in an initial public offering realizing net proceeds of approximately $16.4 million after underwriter discounts, commissions and other expenses. On December 1, 1994, the Company purchased one and leased four assisted living residences (See Note 2) from Assisted Living Concepts Group ("the Predecessor") and commenced operations.

   In August 1995, the Company completed the offering of $20.0 million of 7% Convertible Subordinated Debentures ("7% Debentures") due August, 2005 realizing net proceeds of approximately $19.2 million after discounts, commissions and other expenses. The 7% Debentures are convertible at any time at or prior to maturity, unless previously redeemed, at a conversion price of $15.00 per common share, which initially equated to an aggregate of 1,333,334 shares of the Company's common stock. In September 1996, $6.1 million of the 7% Debentures were converted to 405,667 shares of the Company's common stock which resulted in $13.9 million of 7% Debentures remaining.

   In July 1996, the Company sold 2,096,250 shares of common stock at $19.00 per share in a public offering realizing net proceeds of $37.3 million, after underwriter discounts, commissions and other expenses.

Predecessor

   The Predecessor consists of the entities which, prior to December 1, 1994, owned and operated residences which are now owned and operated by the Company. The Predecessor developed and owned assisted living residences for senior citizens and disabled individuals. Pursuant to purchase and lease agreements, the Company acquired the businesses of the Predecessor. The president of the Company owned a 30% interest in Madras Elder

Care ("Madras"), and the president and her husband each owned a 20% interest in Assisted Living Facilities, Inc. and jointly owned a 50% interest in Redbud Associates which owned a 35% interest in Lincoln City Partners ("LCP") (See
Note 10).

Basis of Presentation

   The financial statements as of and for the one month ended December 31, 1994, the year ended December 31, 1995 and the year ended December 31, 1996 (as restated, See Note 16) are those of the Company. The financial statements for the eleven months ended November 30, 1994, are those of the Predecessor before its business and substantially all of its assets were acquired by the Company.

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

Cash and Cash Equivalents

   Cash and cash equivalents include cash on deposit and debt securities held at financial institutions with maturities of three months or less at the date of purchase. The Company's investments in cash equivalents are classified as held to maturity and are stated at cost.

Leases

   The Company determines the classification of its leases as either operating or capital at their inception. The Company reevaluates such classification whenever circumstances or events occur that require the reevaluation of the leases.

   The Company accounts for arrangements entered into under sale and leaseback agreements pursuant to Statement of Financial Accounting Standards (SFAS) No. 98, "Accounting for Leases". For transactions that qualify as sales and operating lease, a sale is recognized and the asset is removed from the books. For transactions that qualify as sales and capital leases, the sale is recognized, but the asset remains on the books and a capital lease obligation is recorded. Transactions that do not qualify for sales treatment are treated as financing transactions. In the case of financing transactions, the asset remains on the books and a finance obligation is recorded as part of long-term debt. Losses on sale and leaseback agreements are recognized at the time of the transaction absent indication that the sales price is not representative of fair value. Gains are deferred and recognized on a straight line basis over the initial term of the lease.

   All of the Company's leases contain various provisions for annual increases in rent, or rent escalators. Certain of these leases contain rent escalators with future minimum annual rent increases that are not considered contingent rents. The total amount of the rent payments under such leases with, non-contingent rent escalators is being charged to expense on the straight-line method over the term of the leases. The Company records a deferred credit, included in other liabilities, to reflect the excess of rent expense over cash payments. This deferred credit is reduced in the later years of the lease term as the cash payments exceed the rent expense.

Property and Equipment

   Property and equipment are recorded at cost and depreciation is computed over the assets' estimated useful lives on the straight-line basis as follows:

       Buildings....................................................... 40 years
       Furniture and equipment.........................................  7 years

   Asset impairment is analyzed on assets to be held and used by the rental demand by market to determine if future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. If an impairment is determined to have occurred, an impairment loss is recognized to the extent the asset's carrying amount exceeds its fair value. Assets the Company intends to dispose of are reported at the lower of (i) their carrying amount or (ii) fair value less cost to sell. There were no impairment losses for any of the periods presented.

   Interest and certain payroll costs incurred during construction periods are capitalized as part of the building costs. Maintenance and repairs are charged to expense as incurred, and significant betterments and improvements are capitalized. Construction in progress includes pre-acquisition costs and other direct costs related to acquisition, development and construction of residences. If a project is abandoned, any costs previously capitalized are expensed.

Goodwill

   Costs in excess of the fair value of the net assets acquired in purchase transactions as of the date of acquisition have been recorded as goodwill and are being amortized over 15 years on a straight-line basis. Amortization of goodwill was $2,000, $28,000 and $30,000 for the month ended December 31, 1994 and for the years ended December 31, 1995 and 1996, respectively. Accumulated amortization of goodwill at December 31, 1995 and 1996 was $30,000 and $60,000, respectively. Management maintains an impairment review policy whereby the future economic benefit of the recorded balance is substantiated at the end of each reporting period. No impairment losses have been recognized in any of the periods presented.

Deferred Financing Costs

   Financing costs related to the issuance of debt are capitalized in other assets and amortized to interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method.

Deferred Pre-Opening Costs

   Deferred pre-opening costs associated with newly developed residences, prior to the commencement of their operations, are capitalized and amortized over 12 months.

Income Taxes

   The Company uses the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

   The businesses comprising the Predecessor elected to be taxed as either S-Corporations or as Partnerships pursuant to the provisions of the Internal Revenue Code and, as such, were not individually subject to federal or state income taxes because their taxable income or loss accrues to individual shareholders or partners, respectively (See Note 9). The pro forma data reflects the income tax expense that would have been recorded had the Predecessor operated as a C-Corporation, subject to income taxes for these periods.

Revenue Recognition

   Revenue is recognized when services are rendered and consists of residents' fees for basic housing and support services and fees associated with additional services such as routine health care and personalized assistance on a fee for service basis. Management of the Company assesses the collectibility of accounts receivable periodically and records a provision for doubtful accounts as considered necessary.

Classification of Expenses

   All expenses (except interest, depreciation, amortization, residence operating expenses and management fees) associated with corporate or support functions have been classified as corporate general and administrative expense. All other expenses incurred by the Company have been classified as residence operating expenses.

Management Fees-Predecessor

   Each residence of the Predecessor was operated under a management agreement with Concepts in Community Living, Inc. ("CCL"), a related party, whereby CCL charged a management fee of 5% of revenues in exchange for providing each facility certain management and administrative support services (See Note 10).

Net Income (Loss) Per Common Share

   Net income (loss) per common share has been calculated by dividing the net income (loss) for the period by the weighted average common shares outstanding and, in periods with net income, dilutive common equivalent shares assumed to be outstanding using the treasury stock method. Common stock equivalent shares consist of options to purchase common stock during the period. Fully diluted earnings per share is not presented since it approximates income (loss) per share.

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

Reclassifications

   Certain reclassifications have been made in the prior period's financial statements to conform to the current year's presentation. Such reclassifications had no effect on previously reported net loss or shareholders' and partners' equity.

Fair Value of Financial Instruments

   The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these accounts and/or because they are invested in accounts earning market rates of interest. The carrying value of funds held in trust approximates fair value because they bear interest at current market rates. The carrying amount of the Company's debt, construction financing and convertible subordinated debentures approximates fair value because the interest rates approximate the current rates available to the Company.

Stock-based Compensation

   In October 1995, the Financial Accounting Standards Board (FASB) Issued Statement of Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which provides an alternative to APB Opinion No. 25, "Accounting for Stock Issued to Employee," in accounting for stock-based compensation issued to employees. The Statement encourages, but does not require financial reporting to reflect compensation expense for grants of stock, stock options and other equity instruments to employees based on change in the fair value of the underlying stock. The Company continues to apply the existing accounting rules contained in APB Option No. 25, "Accounting for Stock Issued to Employees." While recognition of employee stock-based compensation is not mandatory, SFAS 123 requires companies that choose to continue applying the provisions of APB No. 25 to disclose pro forma net income and earnings per share data (See Note 12).

Concentration of Credit Risk

   State Medicaid reimbursement programs constitute a significant source of revenue for the Company. Adverse changes in general economic factors affecting the health care industry or laws and regulatory environment, including Medicaid reimbursement rates, could have a material adverse effect of the Company's financial condition and results of operations. As of December 31, 1996, 47.4% of the Company's residences are in Texas, 24.4% are in Oregon, 10.3% in Ohio and 11.5% in Washington. During the years ended December 31, 1995 and 1996, direct payments received from state Medicaid agencies accounted for approximately 21.4% and 12.4%, respectively, of the Company's revenue while the tenant paid portion received from Medicaid residents accounted for approximately 9.6% and 6.9%, respectively, of the Company's revenue during these periods. The Company expects in the future that State Medicaid reimbursement programs will constitute a significant source of revenue for the Company.

2. Acquisition of Residences

   In December 1994, the Company purchased two assisted living residences known as Aspen Court and Hillside House, from Madras and LCP for $1.7 million and $2.2 million, respectively (including closing costs of $20,000 and $9,000, respectively). The Company paid $2.8 million cash and assumed $1.1 million of long-term notes (See Note 7).

   The acquisition has been accounted for as a purchase and, accordingly, the purchase price was allocated to assets based on estimated fair value at date of acquisition. Allocation of the cash purchase price is summarized as follows (in thousands):

                                               Aspen Court Hillside House Total
                                               ----------- -------- -----------
   Property and equipment.....................   $1,328     $1,900    $3,228
   Goodwill...................................      186        225       411
   Fair value in excess of historical cost....      191         48       239
   Long-term debt.............................   (1,114)       --     (1,114)
                                                 ------     ------    ------
     Total cash purchase price................   $  591     $2,173    $2,764
                                                 ======     ======    ======

   The Company's president beneficially owned 48% of the common stock of the Company prior to the purchase of these residences and was the sole shareholder of CCL Sub, Inc. who managed the day-to-day operations of Aspen Court under a management agreement. The president also held a 30% interest in Madras, and with her husband, together owned a 17.5% interest in LCP, the predecessor entities which sold these residences to the Company. Because of the controlling interest in Aspen Court, the recorded value of Aspen Court was reduced by $112,000 representing the president's 30% interest in the excess of Aspen Court's appraised value over its historical cost of $1.1 million. This amount has been charged directly to shareholders' equity reflected under the caption "Fair market value in excess of historical cost of acquired net assets attributable to related party transactions " in the accompanying financial statements.

   Goodwill of $186,000 and $225,000 related to Aspen Court and Hillside House, respectively, represents the excess of purchase price ($1.7 million and $2.2 million, respectively) over appraised value ($1.4 million and $1.9 million respectively). Goodwill related to Aspen Court and Hillside House has been reduced by $79,000 and $48,000, respectively, in order to reflect a reduction for the president's 30% interest in Madras and 17.5% interest in LCP. The aggregate reduction of $127,000 has also been charged directly to shareholders' equity reflected under the caption "Fair market value in excess of historical cost of acquired net assets attributable to related party transactions" in the accompanying financial statements. Amortization of goodwill was $2,000, $28,000 and $30,000 for the month ended December 31, 1994 and for the years ended December 31, 1995 and 1996, respectively.

3. Funds Held In Trust

   During 1996, the Company issued $8.5 million in tax-exempt bonds to provide permanent financing on five Washington residences. These properties are currently under construction and are estimated to be completed towards the end of the second quarter of 1997. The funds are being held in trust by a national bank on behalf of the Company and are invested in guaranteed investment certificates that are 100% collateralized. The funds are restricted for construction and are expected to be released to the Company as the individual residences are completed and licensed.

4. Leases

   A summary of leases that the Company has entered into since its inception is as follows:

                                    Number of
                                     Sale and            Number of
                                    Leaseback             Sale and              Units
                         Number of  Residences           Leaseback              under
                           Leased   Accounted    Total   Residences   Units     Leases
                         Residences   for as   Number of Accounted    under   Accounted
                          ("Oregon  Operating  Operating   for as   Operating   for as
                          Leases")    Leases    Leases   Financings  Leases   Financings
                         ---------- ---------- --------- ---------- --------- ----------
Leases at December 31,
 1994...................       4         --         4         --       114         --
Leases entered into
 during 1995............      --          5         5         --       150         --
                           ----       ----       ----      ----       ----      ----
Leases at December 31,
 1995...................       4          5         9         --       264         --
Leases entered into
 during 1996............       1         19        20          9       763        316
Residences repurchased
 during 1996............      --         (4)       (4)        --      (146)        --
                           ----       ----       ----      ----       ----      ----
Leases at December 31,
 1996...................       5         20        25          9       881        316
                           ====       ====       ====      ====       ====      ====

   The Company has entered into agreements to lease five assisted living residences in Oregon from Assisted Living Facilities, Inc. a related party (the "Oregon Leases"). One of these leases was entered into in 1996. Assisted Living Facilities, Inc. obtained funding through the sale of bonds issued by the State of Oregon, Housing and Community Services Department ("OHCS"). In connection with the Oregon Leases, the Company entered into "Lease Approval Agreements" with OHCS and Assisted Living Facilities, Inc., pursuant to which the Company is obligated to comply with the terms and conditions of certain regulatory agreements to which the lessor is a party (See Note 7). The leases, which have fixed terms of 10 years, have been accounted for as operating leases. Aggregate deposits on these residences as of December 31, 1995 and 1996 were $59,000 and $224,000, respectively which are reflected in other assets in the accompanying financial statements.

   During 1995 and 1996, the Company completed the sale of five and 19 residences under sale and leaseback arrangements, respectively. The Company sold the residences for approximately $8.1 million in 1995 and $41.4 million in 1996 and leased them back over initial terms ranging from 12 to 20 years. Four of the 19 properties were repurchased for $7.8 million, in connection with a $50.2 million sale and leaseback commitment with LTC Properties, Inc. ("LTC") (See Note 11). The properties were repurchased at a cost of $7.6 million plus a $214,000 administrative fee. The 15 remaining residences completed during 1996 have initial annual rent payments of $3.6 million. Twelve of the 15 residences were sold and leased back from LTC (See Note 11) for $26.4 million with annual rentals of approximately $2.6 million.

   The Company recognized losses of $0 and $936,000 on the above sale and leaseback transactions for the years ended December 31, 1995 and 1996, respectively. The losses net of a 1996 unrelated land sale gain of $82,000 are presented in the consolidated statements of operations as net loss on sale of assets. Gains on sale and leaseback transactions of $153,000 and $399,000 for the years ended December 31, 1995 and 1996, respectively, have been recorded as deferred income included in other liabilities and are being amortized over the initial terms of the corresponding leases. A substantial portion of these gains and losses were incurred in connection with sale leaseback transactions with LTC (See Note 11).

   Certain of the Company's leases and loan agreements contain covenants and cross-default provisions such that a default on one of these instruments could cause the Company to be in default on one or more other instruments. The Company was not in compliance with certain lease and loan covenants and has obtained necessary waivers as a result of such non-compliance.

   As of December 31, 1996, future minimum lease payments under operating leases are as follows (in thousands):

       1997............................................................. $ 4,261
       1998.............................................................   4,351
       1999.............................................................   4,443
       2000.............................................................   4,537
       2001.............................................................   4,633
       Thereafter.......................................................  45,790
                                                                         -------
                                                                         $68,015
                                                                         =======

   During the year ended December 31, 1996, the Company entered into nine sale leaseback agreements, which were accounted for as financings due to the Company's continuing involvement in the properties in the form of a fair value purchase option which provides the Company with the option to purchase the residence at fair market value at the end of the initial lease term, ranging from 14 to 15 years. These financings are included in long-term debt and the related assets remain on the balance sheet in property and equipment. See Notes 5, 7 and 16.

5. Property and Equipment

   December 31, 1995 and 1996, the Company's property and equipment, stated at cost, consist of the following (in thousands):

                                                                1995     1996
                                                               ------- --------
   Land....................................................... $ 1,747 $  4,788
   Buildings..................................................  25,804   69,919
   Equipment..................................................     214      613
   Furniture..................................................     681    1,272
                                                               ------- --------
   Property and Equipment.....................................  28,446   76,592
   Construction in process....................................  13,075   53,372
                                                               ------- --------
     Total property and equipment.............................  41,521  129,964
   Less accumulated depreciation..............................     163      878
                                                               ------- --------
     Property and equipment-net............................... $41,358 $129,086
                                                               ======= ========

   Land, buildings and certain furniture and equipment relating to six Oregon residences serve as collateral for long-term debt (see Note 7). Depreciation expense was $105,000, $8,000, $200,000 and $805,000 for the 11 months ended
November 30, 1994, the one month ended December 31, 1994 and the years ended December 31, 1995 and 1996, respectively.

   As of December 31, 1995 and 1996, construction in process consists of the following (in thousands):

                                                                 1995    1996
                                                                ------- -------
   Land purchased.............................................. $ 2,402 $ 5,644
   Earnest money deposits......................................      61     119
   Construction and other costs................................  10,612  47,609
                                                                ------- -------
     Total..................................................... $13,075 $53,372
                                                                ======= =======

   During the one month ended December 31, 1994 and the years ended December 31, 1995 and 1996, the Company capitalized interest cost of $0, $577,000 and $2.3 million, respectively, relating to financing of construction in process. In addition, the Company capitalized payroll costs that are directly related to the construction and development of the residences of $0, $344,000 and $1.1 million for the one month ended December 31, 1994 and for the years ended December 31, 1995 and 1996, respectively.

   The Company had certificates of occupancy for 67 residences, 60 of which were included in the operating results as of December 31, 1996 as compared to 25 residences with certificates of occupancy, 19 of which were included in the operating results as of December 31, 1995. Of the residences with certificates of occupancy as of December 31, 1996, the Company owned 33 residences and leased 34 residences (25 of which were operating leases and 9 of which were accounted for as financings) as compared to 16 owned residences and nine leased residences (all of which were accounted for as operating leases) as of December 31, 1995. At December 31, 1995 and 1996, property and equipment included $0 and $16.9 million, respectively, in land and buildings related to sale and leaseback transactions accounted for as financings (See Note 16).

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

6. Resident Deposits

   Pursuant to lease agreements, residents are required to provide security deposits, and in certain cases, the last month's rent. As of December 31, 1995 and 1996, such deposits of $128,000 and $544,000, respectively, have been recorded as other current assets with a corresponding liability recorded in other current liabilities. These funds are restricted as to use by the Company.

7. Long-Term Debt

   As of December 31, 1995 and 1996, long-term debt consists of the following (in thousands):

                                                              1995    1996
                                                             ------  -------
   Trust Deed Notes, payable to the State of Oregon Housing
    and Community Services Department through 2028.......... $4,600  $10,378
   Variable Rate Multifamily Revenue Bonds, payable to the
    Washington State Housing Finance Commission Department
    through 2028............................................    --     8,500
   Finance lease obligations................................    --    16,980
                                                             ------  -------
   Total long-term debt..................................... $4,600  $35,858
   Less current portion.....................................    (47)    (110)
                                                             ------  -------
                                                             $4,553  $35,748
                                                             ======  =======

   The Trust Deed Notes payable to OHCS are secured by buildings, land, furniture and fixtures of six Oregon residences. The notes are payable in monthly installments including interest at effective rates ranging from 7.375% to 11.80%.

   The Variable Rate Multifamily Revenue Bonds are payable to the Washington State Housing Finance Commission Department and at December 31, 1996 were secured by an $8.7 million letter of credit and are secured by buildings, land, furniture and fixtures of five Washington residences. The line of credit expires in 2001. The bonds had a weighted average interest rate of 3.13% during 1996.

   As of December 31, 1996, the following annual principal payments are required (in thousands):

       1997............................................................. $   110
       1998.............................................................     382
       1999.............................................................     401
       2000.............................................................     429
       2001.............................................................     454
       Thereafter.......................................................  34,082
                                                                         -------
         Total.......................................................... $35,858
                                                                         =======

   Certain of the Company's leases and loan agreements contain covenants and cross-default provisions such that a default on one of these instruments could cause the Company to be in default on one or more other instruments. The Company was not in compliance with certain lease and loan covenants and has obtained necessary waivers as a result of such non-compliance

   Indebtedness of the Predecessor used to finance Huffman House, Juniper House, Rackleff House, and Brookside remained an obligation of previous owners and was not assumed by the Company. In addition to the debt agreements with OHCS related to the six owned residences in Oregon, the Company has entered into Lease Approval Agreements with OHCS and Assisted Living Facilities, Inc., the lessor of the Oregon Leases, which obligates the Company to comply with the terms and conditions of the underlying trust deed relating to the leased buildings. In addition during 1996, the Company entered a lease agreement with Assisted Living Facilities, Inc. for another Oregon residence with the same terms as the previous four agreements. Under the terms of the Lease Approval Agreements, the Company is required to maintain a capital replacement escrow account to cover expected capital expenditure requirements for the Oregon Leases, which as of December 31, 1995 and 1996, was $42,000 and $61,000, respectively, and is reflected in other assets. In addition, for the six OHCS loans in the Company's name, a contingency escrow account in the amount of 3% of the original loan balance is required. This account had a balance of $100,000 and $373,000 as of December 31, 1995 and 1996, respectively, and is reflected in other current assets in the accompanying financial statements. Distribution of any assets or income of any kind by the Company is limited to once per year after all reserve and loan payments have been made, and only after receipt of written authorization from OHCS.

   As of December 31, 1995 and 1996, the Company was restricted from paying dividends on $17,000 and $394,000, respectively, of income and retained earnings, in accordance with the terms of the loan agreements and Lease Approval Agreements with OHCS.

   As a further condition of these agreements, the Company is required to comply with the terms of certain regulatory agreements which provide, among other things, that in order to preserve the federal income tax exempt status of the bonds, the Company is required to lease at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. There are additional requirements as to the age and physical condition of the residents with which the Company must also comply. Non-compliance with these restrictions may result in an event of default and cause acceleration of the scheduled repayment.

   During the year ended December 31, 1996 the Company entered into nine sale and leaseback agreements which are accounted for as financings due to the Company's continuing involvement in the form of a fair value purchase option. As such, these financings are included in long term debt and the related assets remain on the balance sheet in property and equipment. See Notes 4 and 16.

8. Convertible Subordinated Debentures

   In August 1995, the Company completed the offering of $20.0 million of 7% Debentures. The 7% Debentures are convertible at any time at or prior to maturity, unless previously redeemed, at a conversion price of $15.00 per common share, which equates to an aggregate of 1,333,334 shares of the Company's common stock and bear interest payable semiannually on January 31 and July 31 of each year subject to adjustments under certain circumstances. The 7% Debentures are unsecured and subordinated to all other indebtedness of the Company. The Debentures are subject to redemption, as a whole or in part, at any time or from time to time commencing after July 31, 1998 at the Company's option at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

   In September 1996, $6.1 million of the 7% Debentures were converted to 405,667 shares of the Company's common stock which resulted in $13.9 million of 7% Debentures remaining outstanding. The Company incurred a charge of $426,000 in 1996 in connection with the conversion.

9. Income Taxes

   At December 31, 1996, the Company had net operating loss carryforwards of approximately $1.9 million, for income tax purposes. This loss will be carried forward and expires in the years 2009 through 2011. As such, no provision for income taxes has been recorded.

   The provision for income taxes differs from the amount of income (loss) determined by applying the applicable U.S. statutory federal rate to pretax income (loss) as a result of the following items:

                               Predecessor            The Company
                              ------------- ---------------------------------
                                                             Year Ended
                              Eleven Months  One Month      December 31,
                                  Ended        Ended     --------------------
                              November 30,  December 31,             1996
                                  1994          1994     1995    (As Restated)
                              ------------- ------------ -----   ------------
   Statutory federal tax
    rate.....................     34.0%        (34.0%)   (34.0%)    (34.0%)
   State taxes, net of
    federal tax benefits.....      6.9%          --        --         --
   Non deductible stock
    issuance costs...........      --            --        --         8.4%
   Losses for which no
    benefit is provided......      --           34.0%     34.6%      25.5%
   Other.....................     (4.1%)         --       (0.6%)      0.1%
                                  ----         -----     -----      -----
   Effective tax rate........     36.8%          --        --         --
                                  ====         =====     =====      =====

   An analysis of the significant components of deferred tax assets and liabilities consists of the following as of December 31 (in thousands):

                                                                 1995    1996
                                                                 -----  -------
   Deferred tax assets:
     Net operating loss carryforward............................ $ 231  $   743
     Deferred gain on sale and leaseback transactions...........    59      230
     Debt financing recorded for books..........................   --     6,520
     Other......................................................    43      398
   Valuation allowance..........................................  (241)    (858)
   Deferred tax liabilities:
     Property and equipment, primarily due to depreciation......   (92)    (172)
     Debt financing capitalized asset basis.....................   --    (6,456)
     Deferred operating costs...................................   --      (208)
     Prepaid expenses...........................................   --      (134)
     Other......................................................   --       (63)
                                                                 -----  -------
   Net deferred tax asset (liability)........................... $ --   $   --
                                                                 =====  =======

   The valuation allowance for deferred taxes as of December 31, 1995 and 1996 was $241,000 and $858,000, respectively. The increase in the valuation allowance for the years ended December 31, 1995 and 1996 was $186,000 and $617,000, respectively.

   The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be applied directly to contributed capital is approximately $49,000 as of December 31, 1996. This amount is attributable to differences between financial and tax reporting of employee stock option transactions.

10. Related Party Transactions

The Company

   The Company leases five residences from Assisted Living Facilities, Inc., one of which was entered into during 1996. The spouse of the Company's president owns a 25% interest in Assisted Living Facilities, Inc. During the month ended December 31, 1994 and the years ended December 31, 1995 and 1996, the Company paid such entity aggregate lease deposits of $75,000, $0 and $35,700, respectively and aggregate rentals of $37,000, $734,000 and $912,000, respectively.

   In December 1994, the Company purchased Aspen Court and Hillside Manor from Madras and LCP for $1.7 million and $2.2 million (including the assumption of $1.1 million in debt, but excluding closing costs), respectively (See Note 2). Prior to the purchase, the president of the Company owned a 30% interest in Madras and, together with her spouse, owned a 50% partnership interest in Redbud Associates which held a 35% partnership interest in LCP.

   Commencing in 1995, the Company contracted, directly and through its developers, with CCL to perform feasibility studies and pre-development consulting services for the developers on the Company's behalf. CCL is owned 100% by the president's spouse. For the years ended December 31, 1995 and 1996, the Company paid CCL for these services fees of $605,000 and $623,000, respectively, which were capitalized in construction in process on the consolidated balance sheets.

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

11. Transactions with LTC Properties, Inc.

   At December 31, 1996, two of the Company's Board of Directors serve as executive officers of LTC and three executive officers of LTC own in the aggregate approximately 5.5% of the Company's common stock.

   The Company engaged in the following transactions with LTC since January 1, 1995.

                                 Number of Sale
                                 and Leaseback
                                   Residences
                                Accounted for as                  Sales Price
                                Operating Leases Number of Units (in millions)
                                ---------------- --------------- -------------
   Leases at December 31,
    1994.......................          --               --          $  --
   Leases entered into during
    1995.......................           2               60            3.2
                                    -------          -------        -------
   Leases at December 31,
    1995.......................           2               60            3.2
   Leases entered into during
    1996.......................          16              591           34.1
   Residences repurchased
    during 1996................          (4)            (146)          (7.6)
                                    -------          -------        -------
   Leases at December 31,
    1996.......................          14              505          $29.7
                                    =======          =======        =======

   The Company incurred annual lease expense of $61,000 and $2.1 million, for the years ended December 31, 1995 and 1996, respectively, pursuant to leases with LTC (See Note 4). The Company recognized losses of $0 and $656,000 on these sale and leaseback transactions during the years ended December 31, 1995 and 1996, respectively. For the same periods, and the Company deferred gains of $85,000 and $384,000, respectively.

   During 1995, the Company sold and leased back from LTC two residences for $3.2 million with annual lease payments of $380,000. During 1996, in connection with a commitment of $50.2 million to sell and leaseback residences, LTC sold back to the Company four Texas properties for approximately $7.8 million. The four residences were purchased at a cost of $7.6 million plus a $214,000 administration fee. During 1996, the Company sold and leased back with LTC 16 residences for $34.1 million. As of December 31, 1996, after giving effect to the Company's repurchase of four residences, the Company had sold and leased back with LTC 14 residences for $29.7 million with annual rental payments of $3.0 million. See Note 15 for transaction occurring subsequent to December 31, 1996.

   During 1996, the Company received from LTC $18.9 million of mortgage financing on eight residences to be converted to sale leaseback transactions from LTC. Interest is paid on a monthly basis at rates ranging from 9.9% to 10.4% per annum. These mortgage financing agreements are in connection with a $50.2 million commitment with LTC to provide financing through sale and leaseback arrangements, which expires in June 1997.

12. Stock Option Plan

   The Company has a Stock Option Plan (the "Plan") which provides for the issuance of incentive and non-qualified stock options and restricted stock. The Plan is administered by the Compensation Committee of the Board of Directors which sets the terms and provisions of options granted under the Plan. Incentive options may be granted only to officers or other full-time employees of the Company, while non-qualified options may be granted to directors, officers or other employees of the Company, or consultants who provide services to the Company.

   The Plan combines an incentive and non-qualified stock option plan, a stock appreciation rights ("SAR") plan and a stock award plan (including restricted stock). The Plan is a long-term incentive compensation plan and is designed to provide a competitive and balanced incentive and reward program for participants.

   Under the Plan, the Company may grant options or award restricted stock to its employees for up to 600,000 shares of common stock. The exercise price of each option equals the market price of the Company's stock on the date of grant. Each option shall expire on the date specified in the option agreement, but not later than the tenth anniversary of the date on which the option was granted. Options typically vest three years from the date of issuance and typically are exercisable within seven to nine years from the date of vesting. Each option is exercisable in equal installments as designated by the Compensation Committee or the Board at the option price designated by the Compensation Committee; however, incentive options cannot be less than the fair market value of the common stock on the date of grant. All options are nontransferable and subject to adjustment by the Compensation Committee upon changes in the Company's capitalization. The Board of Directors, at its option, may discontinue the Plan or amend the Plan at any time.

   The per share weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996: dividend yield of zero percent, expected volatility of 37.53 and 36.67%, respectively, risk-free interest rate has been fixed at 6.32% and 6.69%, respectively, based on the 10-year treasury rate on March 11, 1997 and estimated life of 10 years.

   The Company applies APB Opinion No. 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss would have increased to the proforma amounts indicated below: (in thousands except per share data)

                                                                1995    1996
                                                               ------  -------
   Net loss as reported....................................... $ (575) $(1,915)
   Net loss pro forma.........................................   (719)  (2,507)

   Net loss per common share as reported...................... $(0.19) $ (0.46)
   Pro forma net loss per common share........................ $(0.24) $ (0.60)

   Pro forma net loss reflects only options granted in 1995 and 1996. Therefore, the full impact of calculating compensation costs for stock options under SFAS 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the option's vesting period of three years and compensation cost for options granted prior to January 1, 1995 is not considered.

   A summary of the status of the Company's stock options as of December 31, 1995 and 1996 and changes during the years ended on those dates is presented below:

                                              1995                1996
                                        ------------------ --------------------
                                                 Weighted-            Weighted-
                                        Number    Average              Average
                                          of     Exercise  Number of  Exercise
                                        Shares     Price    Shares      Price
                                        -------  --------- ---------  ---------
Options at beginning of the year......  220,000   $ 9.250    403,033   $10.862
Granted...............................  215,250    12.343    281,700    16.428
Exercised.............................      --        --     (14,085)    9.362
Canceled..............................  (32,217)    9.754   (118,046)   17.571
                                        -------   -------  ---------   -------
Outstanding at end of the year........  403,033   $10.862    552,602   $12.304
                                        =======   =======  =========   =======
Options exercisable at end of year....   73,335              191,022
Weighted-average fair value of options
 granted during the year..............  $  3.67            $    4.99

   The following table summarized information about fixed stock options outstanding at December 31, 1996.

                                       Options Outstanding                  Options Exercisable
                          ---------------------------------------------- --------------------------
                              Number     Weighted-Average   Weighted-      Number      Weighted-
                          Outstanding at    Remaining        Average     Exercisable    Average
Range of Exercise Prices     12/31/96    Contractual Life Exercise Price at 12/31/96 Exercise Price
- ------------------------  -------------- ---------------- -------------- ----------- --------------
$9.250..................     197,750           7.02          $ 9.250       132,588      $  9.25
$9.875 to 12.750........      45,968           8.53           11.516        15,605       11.487
$13.000 to 13.000.......     122,734           8.66           13.000        41,308       13.000
$13.375 to 14.625.......       6,750           9.08           13.766         1,252       13.511
$14.750 to 14.750.......     143,100           9.62           14.750           --           --
$14.875 to 19.625.......      30,300           9.71           17.047           269       15.256
$19.750 to 19.750.......       2,000           9.63           19.750           --           --
$20.125 to 20.125.......       1,000           9.61           20.125           --           --
$21.500 to 21.500.......       1,000           9.45           21.500           --           --
$22.000 to 22.000.......       2,000           9.44           22.000           --           --
                             -------           ----          -------       -------      -------
$9.250 to $22.000.......     552,602           8.38          $12.304       191,022      $10.280
                             =======           ====          =======       =======      =======

13. Pro Forma Financial Information (Unaudited)

   The following table sets forth the pro forma statement of operations of the Company for the year ended December 31, 1994, as if the acquisition of the Predecessor's assets and the initial public offering had occurred at January 1, 1994 (in thousands except per share amounts):

     Revenues.......................................................... $2,053
     Operating income..................................................   (402)
     Interest expense-net..............................................     84
     Net loss..........................................................   (486)
     Loss per common share............................................. $(0.16)
     Weighted average common shares....................................  3,000

14. Legal Proceedings

   The Company is involved in various lawsuits and claims arising in the normal course of business. In the opinion of Management, although the outcomes of these suits and claims are uncertain, in the aggregate they should not have a material adverse effect on the Company's business or its financial statements taken as a whole.

15. Subsequent Event

   In March 1997, the Company received mortgage financing on an additional sixteen residences for $36.4 million dollars from LTC with interest payable on a monthly basis at 9.9% per annum. These loans are to be repaid or converted to sale leaseback transactions by June 30, 1997.

16. Restatement

   On February 1, 1999, the Company announced that after consultation with its independent auditors the Company would restate its consolidated financial statements for the fiscal quarter ended June 30, 1997, the fiscal quarter ended September 30, 1997, the fiscal year ended December 31, 1997, the fiscal quarter ended March 31, 1998, the fiscal quarter ended June 30, 1998 and the fiscal quarter ended September 30, 1998. On March 31, 1999, the Company announced that the restatement would be more extensive than the Company had previously believed, and might include periods prior to the second quarter of 1997, including the fiscal year ended December 31, 1996. After further consultation with its independent auditors, the Company determined to restate its financial statements for the fiscal year ended December 31, 1996, the fiscal year ended December 31, 1997 and the first three fiscal quarters of the fiscal year ended December 31, 1998.

   The restatement reduced both net income and total shareholders' equity by $2.1 million for fiscal year 1996. As a result of the restatement, the Company reported a net loss of $1.9 million or $0.46 per share for fiscal year 1996 compared to net income of $149,000 or $0.03 per share as previously reported. The restatement did not affect the Company's cash position as of December 31, 1996. After the restatement, the Company's working capital position as of December 31, 1996 was a deficit of $27.1 million, compared to previously reported working capital deficit of $26.4 million.

   The restatement of the financial data included in this report resulted primarily from: (i) the earlier recognition of certain expenses which were previously capitalized in association with the Company's development and financing activities; and (ii) a modification in how the Company accounted for certain of its lease arrangements.

   The following table sets forth statement of operations and balance sheet data, as originally reported and as restated, as of and for the year ended December 31, 1996. The table also sets forth the adjustments to the originally reported data resulting from the restatement, which adjustments are described in the related footnotes.

STATEMENT OF OPERATIONS DATA

                                For the Year Ended December 31, 1996
                         --------------------------------------------------
                              As
                          Previously
                           Reported            Adjustment        As Restated
                         ------------         ------------      -------------
                                   (in thousands, except per share)

Revenues................  $     18,949       $      2,073 (A)    $     21,022
Operating expenses:
  Residence operating
   expenses.............        12,116              1,939 (A)          14,055

  Corporate general and
   administrative.......         1,649                215 (B)           1,864

  Building rentals......         1,908                134 (A)           1,137
                                                   (1,017)(C)
                                                      112 (D)
  Building rentals to
   related party........         2,244                147 (A)           2,812
                                                      421 (D)

  Depreciation and
   amortization.........           990               (168)(A)           1,094
                                                      207 (C)
                                                       65 (E)
                          ------------       ------------        ------------
    Total operating
     expenses...........        18,907              2,055              20,962
                          ------------       ------------        ------------
Operating income........            42                 18                  60
                          ------------       ------------        ------------
Other (income) expense:
  Interest expense......           --                  77 (A)           1,146
                                                    1,017 (C)
                                                      181 (E)
                                                     (129)(F)
  Interest (income).....          (455)               --                 (455)
  Loss (gain) on sale of
   assets...............           (82)               931 (E)             854
                                                        5 (C)
  Debenture conversion
   expense..............           426                --                  426
  Miscellaneous
   expense..............             4                --                    4
                          ------------       ------------        ------------
    Total other (income)
     expense............          (107)             2,082               1,975
                          ------------       ------------        ------------
  Net income (loss).....  $        149       $     (2,064)(G)    $     (1,915)
                          ============       ============        ============

  Net income (loss) per
   common share.........  $       0.03                           $      (0.46)
  Weighted average
   common shares
   outstanding..........         4,500 (1)                              4,202 (1)

- --------
(1) Reflects a recalculation of weighted average common shares outstanding.

BALANCE SHEET DATA

                                                As of December 31, 1996
                                          ---------------------------------------
                                          As Previously
                                            Reported    Adjustment    As Restated
                                          ------------- ----------    -----------
                                                     (in thousands)
ASSETS
Current Assets:
  Cash and cash equivalents.............    $  2,105     $   --        $  2,105
  Funds held in trust...................       8,515         --           8,515
  Accounts receivable...................         730         --             730
  Other current assets..................       1,043         (56)(A)      1,077
                                                              90 (E)
                                            --------     -------       --------
   Total current assets.................      12,393          34         12,427
                                            --------     -------       --------

Property and equipment..................      59,574      17,018 (C)     76,592

Construction in process.................      53,458        (215)(B)     53,372
                                                             129 (F)
                                            --------     -------       --------
   Total property and equipment.........     113,032      16,932        129,964
   Less accumulated depreciation........         674         204 (C)        878
                                            --------     -------       --------
   Property and equipment-net...........     112,358      16,728        129,086
Goodwill................................         362         --             362
Other assets............................       5,394         (46)(C)      5,348
                                            --------     -------       --------
   Total assets.........................    $130,507      16,716       $147,223
                                            ========     =======       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable......................    $  1,864         --        $  1,864
  Construction payables.................      16,002         --          16,002
  Accrued expenses......................       1,395         803 (E)      2,198
  Other current liabilities.............         544         --             544
  Construction financing................      18,850         --          18,850
  Current portion of long-term debt.....         110         --             110
                                            --------     -------       --------
   Total current liabilities............      38,765         803         39,568

Other liabilities.......................         --          464 (E)        997
                                                             533 (D)

Long-term debt..........................      18,768      16,980 (C)     35,748
Convertible subordinated debentures.....      13,915         --          13,915
                                            --------     -------       --------
   Total liabilities....................      71,448      18,780         90,228
                                            --------     -------       --------

Shareholders equity:
  Preferred Stock.......................         --          --             --
  Common Stock..........................          55         --              55
  Additional paid-in capital............      59,733         --          59,733
  Fair market value in excess of
   historical cost of acquired net
   assets attributable to related party
   transactions.........................        (239)        --            (239)
  Accumulated deficit...................        (490)     (2,064)(G)     (2,554)
                                            --------     -------       --------
  Total Shareholders' equity............      59,059      (2,064)        56,995
                                            --------     -------       --------
   Total liabilities and shareholders'
    equity..............................    $130,507     $16,716       $147,223
                                            ========     =======       ========


- --------
(A) The Company previously capitalized (i) certain costs associated with pre-opening activities and (ii) the operating results of certain start-up residences for approximately the first two months of operations. These capitalized costs were previously amortized over a 12 month period. The Company has determined to expense a portion of the costs incurred prior to opening a residence as incurred and to recognize the operating results of newly opened residences in the periods to which they relate.

    Statement of Operations. Reflects the recognition of certain costs incurred prior to the opening of the residence and the operating results of certain start-up residences during the period. The previously capitalized costs and operating results of these residences are reported as revenues and expenses in the periods in which they were incurred.

    Balance Sheet. Reflects a reduction in other current assets resulting from the immediate recognition of certain costs incurred prior to the opening of the residence and the operating results of certain start-up residences, which had previously been capitalized.

(B) The Company's policy is to capitalize payroll costs related to operations employees and certain corporate and regional employees directly associated with the development of new residences. As a result of the restatement, certain previously capitalized payroll costs, primarily those related to corporate and regional employees, are being reported as expenses during the period in which they were incurred rather than capitalized as part of the cost of the residences and depreciated over the lives of the related assets.

    Statement of Operations. Reflects increased general and administrative expenses during the period resulting from expensing payroll costs, which were previously capitalized in connection with the Company's development activities.

    Balance Sheet. Reflects a decrease in construction in process resulting from expensing previously capitalized payroll costs associated with the Company's development activities.

(C) The Company has changed the accounting treatment of 16 sale and leaseback transactions entered into during fiscal years 1996 and 1997, which had previously been accounted for as operating leases rather than as financings. These agreements contained a purchase option, entitling the Company to purchase the residences at fair market value at the end of initial lease terms ranging from 14 to 15 years. As a result of the restatement, these agreements are being accounted for using the finance method in Statement of Financial Accounting Standard No. 98, Accounting for Leases (SFAS No. 98). Accordingly, for periods between April 1, 1996 and March 30, 1999, the Company has recorded on its balance sheet the property and equipment and financing obligation associated with these agreements. During this same time period, the Company has recorded (i) all rent payments as interest expense and (ii) depreciation expense resulting from depreciating the property and equipment over periods ranging from seven to 40 years. The Company has amended these agreements effective March 30, 1999 to eliminate the purchase option, resulting in a classification of these leases as operating leases from the date of the amendment forward. Effective March 30, 1999, in accordance with SFAS No. 98 the Company has removed both the property and equipment and financing obligation from the Company's balance sheet resulting in a deferred gain that will be included in other liabilities and amortized over the remaining initial lease term as an offset to future rent expense.

    Statement of Operations. Reflects an increase in depreciation expense and interest expense and a decrease in rent expense during the period resulting from the change described above.

    Balance Sheet. Reflects an increase in property and equipment a decrease in other assets and an increase in long-term debt resulting from the change described above.

(D) All of the Company's operating leases contain various provisions for annual increases in rent, or rent escalators. Certain of these leases contain rent escalators with future minimum annual rent increases that are not deemed to be contingent rents. As a result of the restatement, the Company is accounting for rental expense related to such operating leases with non-contingent rent escalators on a straight-line basis over the initial term of the leases ranging from 10 to 20 years, rather than on a contractual cash payment basis. The Company is recording a deferred liability representing the difference between reported rent under the straight-line method and the actual cash rent expense paid. During fiscal years 1997 and 1998 and during the second quarter of 1999, substantially all of these leases were amended to restructure such rent escalators. From the date of the amendment forward, the Company has accounted for the amended leases on a contractual cash payment basis. The deferred liability is amortized from the date of the applicable amendment over the remaining initial lease terms as an offset to future rent expense.

   Statement of Operations. Reflects an increase in rent expense during the period resulting from changing the accounting treatment associated with the rent escalators.

   Balance Sheet. Reflects a deferred liability, which is created as a result of the difference between the lease expense reported under the straight-line method compared to the actual cash payment.

(E) The Company incurred losses from certain sale and leaseback transactions because the Company's cost basis in the residences (which included the capital costs associated with the development and construction of the residences) together with capitalized costs associated with opening such residences, exceeded the sale proceeds to the Company. Such losses were recorded as deferred assets and amortized over the initial term of the leases, which ranged from 15 to 20 years. The Company has determined to eliminate the deferred assets from its consolidated balance sheet and to recognize such losses in the period in which they were incurred. Gains resulting from sale and leaseback transactions continue to be recorded as deferred liabilities and amortized over the initial lease term as an offset to future reported rent expense. Unamortized deferred pre-opening costs and unamortized deferred financing costs related to construction financing were previously included in the basis of the residence for purposes of calculating gain or loss on sale and leaseback transactions. The Company has removed the deferred pre-opening costs from the gain/loss calculation, amortized such costs over a 12-month period and recorded unamortized deferred financing costs as interest expense at the time the construction financing is repaid.

    Statement of Operations. Reflects an increase in loss on sale of assets, interest expense and amortization expense, resulting from certain sale and leaseback transactions resulting from the changes as described above.

    Balance Sheet. Reflects an increase in other current assets resulting from the elimination of deferred pre-opening costs in the calculation of gain or loss on sale and leaseback transactions. In addition, deferred gains, which were previously offset against such deferred losses, have been reclassified to other liabilities from other assets.

(F) The Company capitalizes a portion of gross interest expense based upon (i) the amount of average construction in process during the period and (ii) the average cost of its financing. Capitalized interest is included on the Company's balance sheet as construction in process and property and equipment. The amount of interest capitalized is impacted by changes to the average construction in process and changes in the costs of the Company's financing as a result of the cumulative impact of the adjustments in Notes (A), (B) and (C).

    Statement of Operations. Reflects a change in interest expense resulting from recalculating capitalized interest.

    Balance Sheet. Reflects a change in construction in process resulting from recalculating capitalized interest.

(G) This adjustment is the net effect on net income and accumulated deficit as a result of the adjustments described in Notes (A) through (F).

                         ASSISTED LIVING CONCEPTS, INC.

                               Index to Exhibits

 Exhibit
   No.                                 Description
 -------                               -----------
  2.1    Merger Agreement between the Company and CCL Sub, Inc. (Incorporated by reference to the same titled exhibit to the Company's Registration
          Statement on Form S-1, File No. 33-83938).

  2.2    Agreement and Plan of Corporate Separation and Reorganization between
          Concepts In Community Living, Inc. and Keren Wilson (Incorporated by reference to the same titled exhibit to the Company's Registration
          Statement on Form S-1, File No. 33-83938)

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

 10.1 Stock Option Plan of the Company (Incorporated by referenced exhibit to the Company's Registration Statement on Form S-1, File No. 33-
          83938).

 10.2    Employment Agreement between the Company and Keren B. Wilson
          (Incorporated by reference to the same titled exhibit to the Company's Registration Statement on Form S-8, File No. 333-2352).

 10.3 Amendment to 1994 Stock Option Plan (Incorporated by reference to the same titled exhibit to the Company's Registration Statement on Form
          S-8, File No. 333-2352).

 12      Computation of Ratio of Earnings to Fixed Charges

 23.1    Consent of KPMG LLP

 23.2    Consent of PricewaterhouseCoopers LLP

 27      Financial Data Schedule Article 5 of Regulation S-X

                                  SIGNATURES

   Pursuant to the requirements of Sections 13 or 15(d) the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ASSISTED LIVING CONCEPTS, INC.
                                          Registrant

                                                /s/ James W. Cruckshank
September 23, 1999                        By: _________________________________
                                             Name: James W. Cruckshank
                                             Title: Vice President and Chief
                                             Financial Officer

                                                /s/ M. Catherine Maloney
September 23, 1999                        By: _________________________________
                                             Name: M. Catherine Maloney
                                             Title: Vice President, Controller
                                                 and Chief Accounting Officer

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

   That the undersigned officers and directors of Assisted Living Concepts Inc., do hereby constitute and appoint Keren Brown Wilson and James W. Cruckshank, and each of them the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable to comply with the Securities and Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Annual Report on Form 10-K or amendment or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agent, or either of the, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

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

             Signature                           Title                    Date
             ---------                           -----                    ----

     /s/ Keren Brown Wilson          Chief Executive Officer,       September 23, 1999
____________________________________  President and Director
         Keren Brown Wilson           (Principal Executive
                                      Officer)

    /s/ James W. Cruckshank          Vice President and Chief       September 23, 1999
____________________________________  Financial Officer
        James W. Cruckshank

    /s/ M. Catherine Maloney         Vice President, Controller     September 23, 1999
____________________________________  and Chief Accounting
        M. Catherine Maloney          Officer

        /s/ Leslie Mahon             Vice President and Chief       September 23, 1999
____________________________________  Operating Officer
            Leslie Mahon

      /s/ Gloria Cavanaugh           Director                       September 23, 1999
____________________________________
          Gloria Cavanaugh

      /s/ Richard C. Ladd            Director                       September 23, 1999
____________________________________
          Richard C. Ladd

       /s/ Bradley Razook            Director                       September 23, 1999
____________________________________
           Bradley Razook

        /s/ Jill Krueger             Director                       September 23, 1999
____________________________________
            Jill Krueger

    /s/ William McBride III          Director                       September 23, 1999
____________________________________
        William McBride III