Form 10-K/A
period 1997-12-31
ASSISTED LIVING CONCEPTS INC
filed 1999-09-29
CIK 929994

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

                     11835 NE Glenn Widing Drive, Bldg. E
                            Portland, OR 97220-9057
                                (503) 252-6233
         (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
Title of each class                                       on which registered
- -------------------                                     -----------------------
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [_]

  As of February 28, 1998, 15,683,864 shares of the registrant's Common Stock, par value $.01 per share, were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant on such date was approximately $292.1 million.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               Explanatory Note

  On February 1, 1999, Assisted Living Concepts, Inc. (the "Company") announced that after consultation with its independent auditors the Company would restate its consolidated financial statements for the fiscal quarter ended June 30, 1997, the fiscal quarter ended September 30, 1997, the fiscal year ended December 31, 1997, the fiscal quarter ended March 31, 1998, the fiscal quarter ended June 30, 1998 and the fiscal quarter ended September 30, 1998. On March 31, 1999, the Company announced that the restatement would be more extensive than the Company had previously believed, and might include periods prior to the second quarter of 1997, including the fiscal year ended December 31, 1996. After further consultation with its independent auditors, the Company determined to restate its consolidated financial statements for the fiscal year ended December 31, 1996, the fiscal year ended December 31, 1997 and the first three fiscal quarters of the fiscal year ended December 31, 1998. This amendment includes in Item 8 and 14 such restated consolidated financial statements for the fiscal year ended December 31, 1997 and other information relating to such restated consolidated financial statements, including Selected Financial Data (Item 6) and Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7). Information regarding the effect of the restatement on the Company's results of operations for the year ended December 31, 1997 is provided in Item 7 of this amendment and in Note 16 to the consolidated financial statements included in Item 14 of this amendment.

  Since February 1, 1999 12 separate complaints, which have since been consolidated into one action, have been filed against the Company and certain of its officers and directors in the United States District Court for the District of Oregon. On July 23, 1999, a consolidated complaint was filed in connection with this litigation. The consolidated complaint purports to be brought on behalf of a class of purchasers of the Company's common stock from July 28, 1997 through March 31, 1999 and on behalf of a class of purchasers of its 6.0% Convertible Subordinated Debentures (the "6.0% Debentures") and 5.625% Convertible Subordinated Debentures (the "5.625% Debentures" and, together with the 6.0% Debentures, the "Debentures") from the date of issuance through March 31, 1999. The consolidated complaint alleges violations of the federal securities laws and seeks unspecified damages. It also names as additional defendants certain of the Company's directors that were not named previously, and well as the Company's independent auditors (solely in connection with the Company's 1998 offering of 5.625% Debentures) and the underwriters in connection with the Company's 1997 offering of 6.0% Debentures.

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

                                    PART II

ITEM 6. Selected Financial Data

  The following table presents selected historical condensed consolidated financial data for the Company and the Predecessor. The Predecessor consisted of Assisted Living Facilities, Inc., an S-corporation; Madras Elder Care, a partnership; and Lincoln City Partners, a partnership, which, prior to December 1, 1994, collectively owned the five residences operated by the Company commencing in December 1994. The selected financial data below should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, and the information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 5.

                                 Predecessor                        The Company
                          -------------------------- -------------------------------------------
                                                                    Year Ended December 31,
                                       Eleven Months  One Month   ------------------------------
                           Year Ended      Ended        Ended                           1997
                          December 31, November 30,  December 31,                       (As
                              1993         1994        1994(1)     1995     1996    Restated)(2)
                          ------------ ------------- ------------ -------  -------  ------------
                                         (in thousands, except per share data)
Consolidated Statements
 of Operations:
Revenue.................     $1,884       $1,841        $  212    $ 4,067  $21,022    $49,605
Operating expenses:
  Residence operating
   expenses.............      1,090        1,127           125      2,779   14,055     31,591
  Management fees.......         92           93           --         --       --         --
  Corporate general and
   administrative.......        --           --            152      1,252    1,864      4,050
  Building rentals......        --           --             42        798    3,949      7,969
  Depreciation and
   amortization.........        132          105            13        296    1,094      3,683
                             ------       ------        ------    -------  -------    -------
Total operating
 expenses...............      1,314        1,325           332      5,125   20,962     47,293
                             ------       ------        ------    -------  -------    -------
Operating income
 (loss).................        570          516          (120)    (1,058)      60      2,312
Other (income) expense..        309          285           (56)      (483)   1,975      4,791
                             ------       ------        ------    -------  -------    -------
Net income (loss).......     $  261       $  231        $  (64)   $  (575) $(1,915)   $(2,479)
                             ======       ======        ======    =======  =======    =======
Unaudited pro forma
 data:
Net income (loss).......     $  261       $  231
Pro forma provision for
 income taxes(3)........         67           85
                             ------       ------
Pro forma net income
 (loss).................     $  194       $  146
                             ======       ======
Basic and diluted net
 loss per share.........                                $(0.01)   $ (0.10) $ (0.23)   $ (0.21)
Basic and diluted
 weighted average common
 shares outstanding.....                                 6,000      6,000    8,404     11,871

                                Predecessor                     The Company
                         ------------------------- ---------------------------------------
                                                              At December 31,
                                                   ---------------------------------------
                              At           At                                     1997
                         December 31, November 30,                                (As
                             1993         1994      1994    1995      1996    Restated)(2)
                         ------------ ------------ ------- -------  --------  ------------
                                                 (in thousands)
Consolidated Balance
 Sheet Data:
Working capital.........    $  351       $  299    $13,122 $(5,320) $(27,141)   $ 40,062
Total assets............     4,110        5,699     17,903  53,546   147,223     324,367
Long-term debt,
 excluding current
 portion................     3,700        5,266      1,101  24,553    49,663     157,700
Shareholders' equity....       263          197     16,219  15,644    56,995     132,244

- --------
(1) The Company commenced operating the residences on December 1, 1994.
(2) The financial data as of and for the year ended December 31, 1997 has been restated as described in Item 7 and Note 16 to the Consolidated Financial Statements.
(3) The Predecessor was exempt from U.S. federal and state income taxes as a result of its partnership and subchapter S status. The financial data reflects the income tax expenses that would have been recorded had the Predecessor not been exempt from paying such income taxes. The pro forma financial data includes the effect of the Company adopting Statement of Financial Accounting Standards (SFAS) No. 109.

                     Quarterly Financial Data (Unaudited)

                                                                       1997 Quarterly Financial Data
                             1996 Quarterly Financial Data                     As Restated(1)
                          ---------------------------------------  -----------------------------------------
                           1st     2nd     3rd     4th    Year to   1st                       4th    Year to
                           Qtr     Qtr     Qtr     Qtr     Date     Qtr   2nd Qtr  3rd Qtr    Qtr     Date
                          ------  ------  ------  ------  -------  ------ -------  -------  -------  -------
                                             (in thousands except per share data)
Results of Operation
Revenue.................  $2,789  $4,396  $6,017  $7,820  $21,022  $9,479 $11,108  $12,765  $16,253  $49,605
Operating income
 (loss).................    (362)   (140)    125     437       60     805   1,010      303      194    2,312
Net income (loss).......    (605)   (669)   (601)    (40)  (1,915)     31     (74)  (1,475)    (961)  (2,479)
Basic and diluted income
 (loss) per share(2)....  $(0.10) $(0.11) $(0.06) $ 0.00  $ (0.23) $ 0.00 $ (0.01) $ (0.13) $ (0.07) $ (0.21)
Basic and diluted
 weighted average common
 shares outstanding.....   6,010   6,026  10,530  11,030    8,404  11,004  11,044   11,084   14,429   11,871

- --------
(1) The financial data as of and for the year ended December 31, 1997 has been restated as described in Item 7 and Note 16 to the Consolidated Financial Statements.
(2) Quarter net loss per share amounts may not add to the full year total due to rounding and increasing number of shares.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Restatement

  On February 1, 1999, the Company announced that after consultation with its independent auditors the Company would restate its consolidated financial statements for the fiscal quarter ended June 30, 1997, the fiscal quarter ended September 30, 1997, the fiscal year ended December 31, 1997, the fiscal quarter ended March 31, 1998, the fiscal quarter ended June 30, 1998 and the fiscal quarter ended September 30, 1998. On March 31, 1999, the Company announced that the restatement would be more extensive than the Company had previously believed, and might include periods prior to the second quarter of 1997, including the fiscal year ended December 31, 1996. After further consultation with its independent auditors, the Company determined to restate its consolidated financial statements for the fiscal year ended December 31, 1996, the fiscal year ended December 31, 1997 and the first three quarters of the fiscal year ended December 31, 1998.

  The restatement reduced the net income for the fiscal years ended December 31, 1996 and 1997 by $2.1 million and $6.7 million, respectively. The cumulative effect of the restatement reduced shareholders' equity by $8.8 million through December 31, 1997. As a result of the restatement, the Company reported net losses of $1.9 million and $2.5 million for the fiscal years 1996 and 1997, respectively, compared to previously reported net income of $149,000 and $4.2 million, respectively. As a result of the restatement, the Company reported net loss per diluted share of $0.23 and $0.21 for the fiscal years 1996 and 1997, respectively, compared to previously reported net income of $0.03 and $0.34, per diluted share, respectively. After the restatement, the Company's cash position as of December 31, 1996 and 1997 was $2.1 million and $63.3 million, respectively, as compared to $2.1 million and $63.4 million, respectively, as previously reported. As a result of the restatement, the Company's working capital position as of December 31, 1996 and 1997 was negative $27.1 million and positive $40.1 million, respectively, as compared to previously reported working capital of negative $26.4 million and positive $41.0 million, respectively.

  The restatement of the financial data included in this report resulted primarily from: (i) the earlier recognition of certain expenses which were previously capitalized in association with the Company's development and financing activities; (ii) a modification in how the Company accounted for certain of its lease arrangements; (iii) a modification in how the Company accounted for certain of its acquisitions and its joint venture arrangements; and (iv) the capitalization of fees received by the Company previously recognized as either a reduction of expenses or as other income.

  For statement of operations and balance sheet data, as originally reported and as restated as of and for the year ended December 31, 1997, as well as a description of the adjustments to the originally reported data resulting from the restatement, see Note 16 to the consolidated financial statements included in Item 14 of this report.

Overview

  At the closing of the initial public offering in November, 1994, the Company began operating five assisted living residences located in Oregon. As of December 31, 1997, the Company had received a Certificate of Occupancy on 130 residences (4,888 units) of which 109 residences (4,024 units) were included in the Company's operating results.

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

  The Company previously capitalized the operating results of certain start-up residences for approximately the first two months of operations. As a result of the restatement, residences are included in operating results as of the first day of the month following licensure. Accordingly, the number of Stabilized, Start-up and Same Store Residences (as defined in the tables below) at the beginning of each period, and the operating results of Stabilized, Start-up and Same Store Residences in each period, have been restated. See footnote (A) to Note 16 of the consolidated financial statements included in Item 14.

  The following table sets forth, for periods presented, the number of total residences and units included in operating results, average occupancy rates and the sources of revenue for the Company. The portion of revenues received from state Medicaid agencies are labeled as "Medicaid State portion" while the portion of the Company's revenues that a Medicaid-eligible resident must pay out of his or her own resources is labeled "Medicaid Resident portion".

                                                     Years Ended December 31,
                                                     ---------------------------
                                                                       1997
   Total Residences                                  1995   1996   (As Restated)
   ----------------                                  -----  -----  -------------
   Residences operated (end of period)..............    19     60        109
   Units operated (end of period)...................   595  2,139      4,024
   Average occupancy rate...........................  82.3%  76.7%      71.7%
   Sources of revenue:
     Medicaid state portion.........................  21.4%  12.4%      11.1%
     Medicaid resident portion......................   9.6%   6.9%       5.9%
     Private........................................  69.0%  80.7%      83.0%
                                                     -----  -----      -----
       Total........................................ 100.0% 100.0%     100.0%
                                                     =====  =====      =====

  The following table sets forth, for the periods presented for Stabilized Residences, the total number of residences and units included in operating results, average occupancy rates and the sources of revenue for the Company. Stabilized Residences are defined as those residences which were operating for more than twelve months prior to the beginning of the period or had achieved a 95% occupancy rate as of the beginning of the reporting period.

                                                     Years Ended December 31,
                                                     ---------------------------
                                                                       1997
Stabilized Residences                                1995   1996   (As Restated)
- ---------------------                                -----  -----  -------------
Residences operated (end of period).................     5      7         32
Units operated (end of period)......................   137    204      1,063
Average occupancy rate..............................  99.1%  96.5%      95.1%
Sources of revenue:
  Medicaid state portion............................  23.9%  19.9%      11.4%
  Medicaid resident portion.........................  11.3%  11.5%       6.5%
  Private...........................................  64.8%  68.6%      82.1%
                                                     -----  -----      -----
    Total........................................... 100.0% 100.0%     100.0%
                                                     =====  =====      =====

  The following table sets forth, for the periods presented for Start-up Residences, the total number of residences and units included in operating results, average occupancy rates and the sources of revenue for the Company. Start-up Residences are defined as those residences, which were operating for less than twelve months prior to the beginning of the period or had not achieved a 95% occupancy rate as of the beginning of the reporting period.

                                                     Years Ended December 31,
                                                     ---------------------------
                                                                       1997
Start-up Residences                                  1995   1996   (As Restated)
- -------------------                                  -----  -----  -------------
Residences operated (end of period).................    14     53         77
Units operated (end of period)......................   458  1,935      2,961
Average occupancy rate..............................  77.3%  73.0%      59.8%
Sources of revenue:
  Medicaid state portion............................  16.4%   9.8%      11.3%
  Medicaid resident portion.........................   6.3%   5.3%       5.7%
  Private...........................................  77.3%  84.9%      83.0%
                                                     -----  -----      -----
    Total........................................... 100.0% 100.0%     100.0%
                                                     =====  =====      =====

  The following table sets forth, for the periods presented for Same Store Residences, the total number of residences and units included in operating results, average occupancy rates and the sources of revenue for the Company. Same Store Residences are defined as those residences which were operating throughout comparable periods.


                                              Years Ended      Years Ended
                                               December 31,     December 31,
                                              ------------  --------------------
                                                                       1997
Same Store Residences                         1995   1996   1996   (As Restated)
- ---------------------                         -----  -----  -----  -------------
Residences operated (end of period)..........     5      5     19         19
Units operated (end of period)...............   137    137    595        605
Average occupancy rate.......................  99.1%  97.8%  90.0%      95.6%
Sources of revenue:
  Medicaid state portion.....................  23.9%  21.7%  16.1%      13.8%
  Medicaid resident portion..................  11.3%  11.7%   9.1%       7.6%
  Private....................................  64.8%  66.6%  74.8%      78.6%
                                              -----  -----  -----      -----
    Total.................................... 100.0% 100.0% 100.0%     100.0%
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

                                                      Years Ended December 31,
                                                     ---------------------------
                                                                       1997
Stabilized Residences                                 1995   1996  (As Restated)
- ---------------------                                ------ ------ -------------
Revenue............................................. $2,699 $4,084    $21,245
Residence operating expense.........................  1,667  2,422     12,255
                                                     ------ ------    -------
  Residence operating income........................  1,032  1,662      8,990
                                                     ------ ------    -------
Building rentals....................................    500    935      3,323
Depreciation and amortization.......................    116    138        945
                                                     ------ ------    -------
  Total other operating expenses....................    616  1,073      4,268
                                                     ------ ------    -------
    Operating income................................ $  416 $  589    $ 4,722
                                                     ====== ======    =======

  The following tables sets forth, for the periods presented, the results of operations for Start-up Residences (in thousands).

                                                     Years Ended December 31,
                                                   -----------------------------
                                                                       1997
Start-up Residences                                 1995    1996   (As Restated)
- -------------------                                ------  ------- -------------
Revenue........................................... $1,368  $16,938    $27,164
Residence operating expense.......................  1,112   11,633     18,519
                                                   ------  -------    -------
  Residence operating income......................    256    5,305      8,645
                                                   ------  -------    -------
Building rentals..................................    298    3,014      4,612
Depreciation and amortization.....................    180      956      2,010
                                                   ------  -------    -------
  Total other operating expenses..................    478    3,970      6,622
                                                   ------  -------    -------
    Operating income.............................. $ (222) $ 1,335    $ 2,023
                                                   ======  =======    =======

  The following table sets forth, for the periods presented, the results of operations for the five Same Store Residences included in operating results for all of fiscal years 1995 and 1996, and the 19 Same Store Residences included in operating results for all of fiscal years 1996 and 1997 (in thousands).

                                                  Years Ended December 31,
                                             -----------------------------------
                                                                       1997
Same Store Residences                         1995   1996   1996   (As Restated)
- ---------------------                        ------ ------ ------- -------------
Revenue..................................... $2,699 $2,823 $10,877    $12,397
Residence operating expense.................  1,667  1,652   6,682      7,070
                                             ------ ------ -------    -------
  Residence operating income................  1,032  1,171   4,195      5,327
                                             ------ ------ -------    -------
Building rentals............................    500    499   2,374      2,440
Depreciation and amortization...............    116    115     543        461
                                             ------ ------ -------    -------
  Total other operating expenses............    616    614   2,917      2,901
                                             ------ ------ -------    -------
    Operating income........................ $  416 $  557 $ 1,278    $ 2,426
                                             ====== ====== =======    =======

Results of Operations

 Year ended December 31, 1997 compared to year ended December 31, 1996

  The Company incurred a net loss of $2.5 million, or $0.21 per basic and diluted share, on revenue of $49.6 million for the year ended December 31, 1997 (the "1997 Period") as compared to a net loss of $1.9 million, or $0.23 per basic and diluted share, on revenues of $21.0 million for the year ended December 31, 1996 (the "1996 Period").

  The Company had certificates of occupancy for 130 residences, 109 of which were included in the operating results as of the end of the 1997 Period as compared to 67 residences with certificates of occupancy, 60 of which were included in the operating results as of the end of the 1996 Period. Of the residences included in the operating results as of the end of the 1997 Period, the Company owned 42 residences and leased 67 residences (51 of which were operating leases and 16 of which were accounted for as financings) as compared to 26 owned residences and 34 leased residences (25 of which were operating leases and nine of which were accounted for as financings) as of the end of the 1996 Period.

  Revenue. Revenue was $49.6 million for the 1997 Period as compared to $21.0 million for the 1996 Period, an increase of $28.6 million. Of this increase, $13.2 million or 46.2% related to the full year impact of the 41 residences (1,544 units) which opened during the 1996 Period, $12.7 million or 44.4% related to the opening of an additional 49 residences (1,885 units) during the 1997 Period, $1.5 million or 5.2% was attributable to the 19 Same Store Residences (605 units) and the remaining $1.2 million or 4.2% related to ancillary revenues earned in connection with the acquisition of Home and Community Care, Inc. ("HCI").

  Revenue from the Same Store Residences was $12.4 million for the 1997 Period as compared to $10.9 million for the 1996 Period, an increase of $1.5 million or 13.8%. All of the increase in revenue for Same Store Residences was attributable to an increase in average occupancy to 95.6% for the 1997 period as compared to 90.0% for the 1996 period. The average monthly rental rate for the Same Store Residences increased to $1,772 for the 1997 Period as compared to $1,670 per month for the 1996 Period.

  Of the $49.6 million in revenues reported for the 1997 Period, $21.2 million or 42.8% was attributable to Stabilized Residences, $27.2 million or 54.8% was attributable to Start-Up Residences and $1.2 million or 2.4% was attributable to ancillary service operations. As of the end of the 1997 Period, the Company had 32 Stabilized Residences (1,063 units) with an average occupancy of 95.1% and an average monthly rental rate of $1,735 and the Company had 77 Start-Up Residences (2,961 units) with an average occupancy of 59.8% and an average monthly rental rate of $1,782.

  Residence Operating Expenses. Residence operating expenses were $31.6 million for the 1997 Period as compared to $14.1 million for the 1996 Period, an increase of $17.5 million. Of this increase, $6.1 million or 34.9% related to the full year impact of the 41 residences (1,544 units) which opened during the 1996 Period, $10.2 million or 58.3% related to the opening of an additional 49 residences (1,885 units) during the 1997 Period, $388,000 or 2.2% was attributable to the 19 Same Store Residences (605 units) and the remaining $800,000 or 4.6% related to expenses associated with the Company's ancillary service operation.

  Residence operating expenses for the Same Store Residences were $7.1 million for the 1997 Period as compared to $6.7 million for the 1996 Period, an increase of $388,000 or 5.8%. This increase results from the additional expenses incurred in connection with the increase in occupancy at the Same Store Residences during the period.

  Of the $31.6 million in residence operating expenses reported for the 1997 Period, $12.3 million or 38.9% was attributable to Stabilized Residences, $18.5 million or 58.6% was attributable to Start-Up Residences and $800,000 or 2.5% was attributable to the Company's ancillary service operation.

  Corporate General and Administrative. Corporate general and administrative expenses were $4.1 million for the 1997 Period as compared to $1.9 million for the 1996 Period. The Company's corporate general and administrative expenses before capitalized payroll costs were $5.9 million for the 1997 Period as compared to $3.0 million for the 1996 Period, an increase of $2.9 million. This increase results from an additional investment in the Company's corporate and regional infrastructure to support the development and operation of new residences including the expansion into new states. The Company capitalized $1.8 million of payroll costs for the 1997 Period as compared to $1.1 million for the 1996 Period resulting from an increase in development activities.

  Building Rentals. Building rentals were $8.0 million for the 1997 Period as compared to $4.0 million for the 1996 Period, an increase of $4.0 million. Of this increase, $1.3 million or 32.5% related to the full year impact of the 20 leases (four of which were repurchased) entered into during the 1996 Period and the remaining $2.7 million or 67.5% related to the 26 leases entered into during the 1997 Period. The nine leases entered into prior to the 1996 Period remained relatively unchanged. As of the end of the 1997 Period the Company had 51 operating leases as compared to 25 operating leases as of the end of the 1996 Period.

  Depreciation and Amortization. Depreciation and amortization was $3.7 million for the 1997 Period as compared to $1.1 million for the 1996 Period, an increase of $2.6 million. Depreciation expense was $2.9 million and amortization expense was $800,000 for the 1997 Period as compared to $805,000 and $289,000, respectively, for the 1996 Period. The increase in depreciation is the result of the full year effect of depreciation on the 26 owned residences which commenced operations during the 1996 Period, depreciation associated with the 16 owned residences that commenced operations during the 1997 Period, and depreciation associated with the sale and leaseback of seven residences during the 1997 Period and nine residences during the 1996 Period which were accounted for as financings. Amortization expense increased as a result of the amortization of additional pre-opening costs and goodwill.

  Interest Expense. Interest expense was $4.9 million for the 1997 Period as compared to $1.2 million for the 1996 Period. Gross interest expense for the 1997 Period was $11.5 million compared to $3.5 million for the 1996 Period, a net increase of $8.0 million. Of the increase, $5.3 million or 66.2% was due to construction financing used to fund development activity during the 1997 Period, $1.5 million or 18.7% was related to the sale and leaseback of an additional seven residences during the 1997 Period which were accounted for as financings, $1.1 million or 13.8% was due to interest expense related to the October 1997 issuance of 6.0% Convertible Subordinated Debentures due 2002 (the "6.0% Debentures") and the remaining $100,000, or 1.3%, was related to new mortgage financing incurred during the 1997 Period. The Company capitalized $6.6 million of interest expense for the 1997 Period compared to $2.3 million for the 1996 Period. The Company completed the sale and leaseback of seven residences during the 1997 Period and nine residences during the 1996 Period, which were accounted for as financings, and recorded building rental payments as interest expense.

  Interest Income. Interest income was $1.5 million for the 1997 Period as compared to $455,000 for the 1996 Period, an increase of $1.1 million. The increase is related to in interest income earned on higher cash balances primarily resulting from the October 1997 offerings of common stock and 6.0% Debentures from which the Company received net proceeds of approximately $155.0 million.

  Loss on Sale of Assets. Loss on sale of assets was $1.3 million for the 1997 Period as compared to $854,000 (net of an $82,000 gain on the sale of land) for the 1996 Period. Of the loss on sale of assets recorded during the 1997 Period, $650,000 or 52.0% resulted from losses incurred in connection with 10 sale and leaseback transactions entered into during the 1997 Period and the remaining $600,000 or 48.0% resulted from losses resulting primarily from additional capital costs incurred during the 1997 Period on sale and leaseback transactions completed in the 1996 Period. The Company entered into 24 sale and leaseback transactions during the 1997 Period as compared to 19 sale and leaseback transactions (four of which were repurchased) during the 1996 Period.

  Debenture Conversion Cost. In the third quarter of 1996, $6.1 million of the $20.0 million of 7% Convertible Subordinated Debentures due August 2005 (the "7.0% Debentures") were converted into 811,333 shares of the Company's common stock. The Company incurred a charge of $426,000 during the 1996 Period in connection with the conversion.

  Net Loss. As a result of the above, net loss was $2.5 million or $0.21 per basic and diluted share for the 1997 Period, compared to $1.9 million, or $0.23 per basic and diluted share for the 1996 Period.

 Year ended December 31, 1996 compared to year ended December 31, 1995

  The Company incurred a net loss of $1.9 million, or $0.23 per basic and diluted share, on revenue of $21.0 million for the year ended December 31, 1996 (the "1996 Period") as compared to a net loss of $575,000, or $0.10 per basic and diluted share, on revenues of $4.1 million for the year ended December 31, 1995 (the "1995 Period").

  The Company had certificates of occupancy for 67 residences, 60 of which were included in the operating results as of the end of the 1996 Period as compared to 25 residences with certificates of occupancy, 19 of which were included in the operating results as of the end of the 1995 Period. Of the residences included in the operating results, as of the end of the 1996 Period, the Company owned 26 residences and leased 34 residences (25 of which were operating leases and nine of which were accounted for as financings) as compared to 10 owned residences and nine leased residences (all of which were operating leases) as of the end of the 1995 Period.

  Revenue. Revenue was $21.0 million for the 1996 Period as compared to $4.1 million for the 1995 Period, an increase of $17.0 million. Of this increase, $6.7 million or 39.4% related to the full year impact of the 14 residences (458 units) which opened during the 1995 Period, $10.2 million or 60.0% related to the opening of an additional 41 residences (1,544 units) during the 1996 Period, and the remaining $124,000 or 0.6% was attributable to the five Same Store Residences (137 units).

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

  Of the $21.0 million in revenues reported for the 1996 Period, $4.1 million or 19.5% was attributable to Stabilized Residences and $16.9 million or 80.5% was attributable to Start-Up Residences. As of the end of the 1996 Period, the Company had seven Stabilized Residences (204 units) with an average occupancy of 96.5% and the Company had 53 Start-Up Residences (1,935 units) with an average occupancy of 73.0%.

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

  Building Rentals. Building rentals were $4.0 million for the 1996 Period as compared to $798,000 for the 1995 Period, an increase of $3.2 million. Of this increase, $819,000 or 25.8% related to the full year impact of the five leases entered into during the 1995 Period, $2.3 million or 72.6% related to 20 leases (four of which were repurchased) entered into during the 1996 Period, and the remaining $50,000 or 1.6% was attributable to the four leases entered into prior to the 1995 Period. As of the end of the 1996 Period the Company had 25 operating leases as compared to nine operating leases as of the end of the 1995 Period.

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

  Debenture Conversion Cost. In the third quarter of 1996, $6.1 million of the $20.0 million of 7% Debentures were converted into 811,333 shares of the Company's common stock. The Company incurred a charge of $426,000 during the 1996 Period in connection with the conversion.

  Net Loss. As a result of the above, the Company incurred a net loss of $1.9 million or $0.23 per basic and diluted share for the 1996 Period, compared to a net loss of $575,000, or $0.10 per basic and diluted share for the 1995 Period.

Liquidity and Capital Resources

  The following table sets forth certain data from the statement of cash flows as reported and as restated as a result of the restatement discussed in Note 16 to the consolidated financial statements for the year ended December 31, 1997 (in thousands).

                                                      As Previously
                                                       Reported(1)  As Restated
                                                      ------------- -----------
     Net cash provided by operating activities.......   $  6,928     $  4,497
     Net cash used in investing activities...........    (82,110)     (93,973)
     Net cash provided by financing activities.......    136,471      150,640
                                                        --------     --------
       Net increase in cash and cash equivalents.....   $ 61,289     $ 61,164
                                                        ========     ========

- --------
(1) Reflects certain reclassifications to conform to the presentation in the current year's consolidated statement of cash flows.

  After the restatement, the Company's cash position as of December 31, 1996 and 1997 was $2.1 million and $63.3 million, respectively, as compared to $2.1 million and $63.4 million, respectively, as previously reported. After the restatement, the Company's working capital positions as of December 31, 1996 and 1997 were negative $27.1 million and positive $40.1 million, respectively, compared to previously reported working capital positions of negative $26.4 million and positive $41.0 million, respectively. As a result of the restatement, net cash provided by operating activities decreased by $2.4 million. Net cash used in investing activities increased by $11.9 million and net cash provided by financing activities increased by $14.2 million, primarily as a result of accounting for certain sale and leaseback transactions, previously accounted for as operating leases, as financings.

  At December 31, 1997, the Company had positive working capital of $40.1 million. The Company had $63.3 million in cash and cash equivalents as of December 31, 1997, compared to $2.1 million as of December 31, 1996. The increase is attributed primarily to the public offering of 4,100,000 shares of Common Stock and $86.3 million in principal amount of the Company's 6.0% Convertible Subordinated Debentures due November 2002 (the "6.0% Debentures") completed in October 1997. The Company received net proceeds of $155.0 million from the offerings after deducting underwriting discounts, commissions and other offering expenses.

  Net cash provided by operating activities was approximately $4.5 million for the year ended December 31, 1997.

  Net cash used in investing activities totaled $94.0 million for the year ended December 31, 1997. The primary use of cash was $148.1 million related to the development of new assisted living residences in Idaho, Oregon, Washington, Arizona, Texas, Indiana, Ohio, New Jersey, Pennsylvania and South Carolina. This was offset by proceeds of $51.7 million related to the sale and leaseback of 24 residences. In addition, the Company completed the acquisition of HCI using approximately $4.0 million of cash (which reflects approximately $5.3 million of cash paid net of (i) approximately $250,000 in cash acquired,
(ii) approximately $850,000 in fees received from HCI, and (iii) $150,000 in dividends received from HCI). In addition, the restrictions on $6.6 million of funds held in trust were released by the Washington Housing Finance Commission.

  Net cash provided by financing activities totaled $150.6 million during the year ended December 31, 1997. In addition to the offerings discussed above, the Company entered into 19 additional construction financing loans resulting in proceeds of $43.2 million. As of December 31, 1997, the Company had repaid $63.5 million of construction financing with $2.2 million in construction financing remaining. The Company completed an additional $21.9 million in financing $7.4 million of which was associated with four residences financed with Idaho Housing and Finance Association and $14.5 million of which resulted from seven sale and leaseback transactions, which were accounted for as financings.

  As of December 31, 1997, the Company had invested excess cash balances in short-term certificates of deposit.

  In June 1997, the Company's Board of Directors declared a two for one stock split on the Company's common stock. The record date for the stock split was June 30, 1997 and the stock split occurred on July 10, 1997.

  In addition, in June 1997 the Company's Board of Directors declared a dividend distribution of one preferred share purchase right ("Preferred Share Purchase Right") on each outstanding share of the Company's common stock. In the event that a person or group of persons acquires or announces a tender offer to acquire 15% or more of the common stock (the "Acquiring Person"), the Preferred Stock Purchase Rights, subject to certain limited exceptions, will entitle each shareholder (other than the Acquiring Person) to buy one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $54 (after giving effect to the stock split). The Company may redeem the rights at one cent per right at any time before a person or group has acquired 15% or more of the outstanding common stock. The record date for the Preferred Share Purchase Right distribution was June 30, 1997. The stock split occurred immediately prior to the Preferred Share Purchase Right distribution.

ITEM 8. Financial Statements and Supplementary Data

  Financial statements and other supplementary data required by this Item 8 are set forth as indicated in Item 14.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules

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

                ASSISTED LIVING CONCEPTS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                           Page
                                                                           ----
1. Financial Statements:

   Independent Auditors' Report............................................  15

   Consolidated Balance Sheets, December 31, 1996 and 1997.................  16

   Consolidated Statements of Operations, Years Ended December 31, 1995,
    1996 and 1997..........................................................  17

   Consolidated Statements of Shareholders' Equity, Years Ended December
    31, 1995, 1996 and 1997................................................  18

   Consolidated Statements of Cash Flows, Years Ended December 31, 1995,
    1996 and 1997..........................................................  19

   Notes to Consolidated Financial Statements..............................  20

2. Financial Statement Schedules:

   All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors, Shareholders
of Assisted Living Concepts, Inc. and Subsidiaries

  We have audited the accompanying consolidated balance sheets of Assisted Living Concepts, Inc. and subsidiaries as of December 31, 1996 and 1997 (as restated), and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1995, 1996 and 1997 (as restated). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Assisted Living Concepts Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

  As discussed in note 16 to the consolidated financial statements, the Company has restated its financial statements as of and for the years ended December 31, 1996 and 1997.

                                          KPMG LLP

Portland, Oregon
February 13, 1998, except as to Note 16
to the consolidated financial statements as to which the date is September 10, 1999.

                         ASSISTED LIVING CONCEPTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                           At December 31,
                                                        -----------------------
                                                                      1997
                                                                  (As Restated)
                                                          1996      (Note 16)
                                                        --------  -------------
ASSETS
Current assets:
  Cash and cash equivalents............................ $  2,105    $ 63,269
  Funds held in trust (Note 3).........................    8,515       1,956
  Accounts receivable, net of allowance for doubtful
   accounts of $33 at 1996 and $79 at 1997.............      730       2,185
  Prepaid expenses.....................................      365         904
  Other current assets (Note 6)........................      712       3,579
                                                        --------    --------
    Total current assets...............................   12,427      71,893
                                                        --------    --------
Property and equipment (Notes 2, 5 and 7)..............   76,592     131,623
Construction in process (Note 5).......................   53,372     102,025
                                                        --------    --------
    Total property and equipment.......................  129,964     233,648
    Less accumulated depreciation......................      878       3,370
                                                        --------    --------
    Property and equipment-net.........................  129,086     230,278
                                                        --------    --------
Goodwill (Note 2)......................................      362      12,447
Other assets ..........................................    5,348       9,749
                                                        --------    --------
    Total assets....................................... $147,223    $324,367
                                                        ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................... $  1,864    $  1,859
  Construction payable.................................   16,002      18,883
  Accrued real estate taxes............................      704       2,354
  Other accrued expenses...............................    1,494       4,045
  Other current liabilities (Note 6)...................      544       2,368
  Construction financing with related party (Note 11)..   18,850       2,150
  Current portion of long-term debt (Note 7)...........      110         172
                                                        --------    --------
    Total current liabilities..........................   39,568      31,831
                                                        --------    --------
Other liabilities......................................      997       2,592
Long-term debt (Note 7)................................   35,748      57,535
Convertible subordinated debentures (Note 8)...........   13,915     100,165
                                                        --------    --------
    Total liabilities..................................   90,228     192,123
                                                        --------    --------
Commitments and contingencies (Note 14)
Shareholders' equity:
  Preferred Stock, $.01 par value; 1,000,000 shares
   authorized; none issued or outstanding..............      --          --
  Common Stock, $.01 par value; 80,000,000 shares
   authorized; issued and outstanding 11,030,500 shares
   in 1996 and 15,646,478 shares in 1997...............      110         156
  Additional paid-in capital...........................   59,678     141,460
  Unearned compensation expense (Note 12)..............      --       (4,100)
  Fair market value in excess of historical cost of
   acquired net assets attributable to related party
   transactions........................................     (239)       (239)
  Accumulated deficit..................................   (2,554)     (5,033)
                                                        --------    --------
    Total shareholders' equity.........................   56,995     132,244
                                                        --------    --------
    Total liabilities and shareholders' equity......... $147,223    $324,367
                                                        ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                 Years Ended December 31,
                                               -------------------------------
                                                                     1997
                                                                 (As Restated)
                                                1995     1996      (Note 16)
                                               -------  -------  -------------
Revenue....................................... $ 4,067  $21,022     $49,605
Operating expenses:
  Residence operating expenses................   2,779   14,055      31,591
  Corporate general and administrative........   1,252    1,864       4,050
  Building rentals (Note 4)...................       5    1,137       2,691
  Building rentals to related party (Notes 4,
   10 and 11).................................     793    2,812       5,278
  Depreciation and amortization (Note 5)......     296    1,094       3,683
                                               -------  -------     -------
    Total operating expenses..................   5,125   20,962      47,293
                                               -------  -------     -------
Operating income (loss).......................  (1,058)      60       2,312
                                               -------  -------     -------
Other (income) expense:
  Interest expense (Notes 7 and 8)............      96    1,146       4,946
  Interest income.............................    (579)    (455)     (1,526)
  Loss on sale of assets (Notes 4 and 11).....     --       854       1,250
  Debenture conversion cost (Note 8)..........     --       426         --
  Other expense...............................     --         4         121
                                               -------  -------     -------
    Total other (income) expense..............    (483)   1,975       4,791
                                               -------  -------     -------
Net loss...................................... $  (575) $(1,915)    $(2,479)
                                               =======  =======     =======
Basic and diluted net loss per common share... $ (0.10) $ (0.23)    $ (0.21)
                                               =======  =======     =======
Basic and diluted weighted average common
 shares outstanding...........................   6,000    8,404      11,871


  The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                   Fair
                                                                  Market
                                                                 Value in
                          Common Stock  Additional   Unearned   Excess of                  Total
                          -------------  Paid-In   Compensation Historical Accumulated Shareholders'
                          Shares Amount  Capital     Expense       Cost      Deficit      Equity
                          ------ ------ ---------- ------------ ---------- ----------- -------------
Balance at December 31,
 1994...................   6,000  $ 60   $ 16,462    $   --       $(239)     $   (64)    $ 16,219
Net Loss................     --    --         --         --         --          (575)        (575)
                          ------  ----   --------    -------      -----      -------     --------
Balance at December 31,
 1995...................   6,000    60     16,462        --        (239)        (639)      15,644
Net proceeds from public
 offering...............   4,192    42     37,299        --         --           --        37,341
Exercise of employee
 stock options..........      28   --         132        --         --           --           132
Conversion of
 subordinated
 debentures.............     810     8      5,785        --         --           --         5,793
Net loss................     --    --         --         --         --        (1,915)      (1,915)
                          ------  ----   --------    -------      -----      -------     --------
Balance at December 31,
 1996...................  11,030   110     59,678        --        (239)      (2,554)      56,995
Net proceeds from public
 offering...............   4,140    42     72,086        --         --           --        72,128
Shares issued for
 acquisition............     337     3      5,073        --         --           --         5,076
Exercise of employee
 stock options..........     139     1        373        --         --           --           374
Grant of restricted
 stock (As Restated)....     --    --       4,250     (4,250)       --           --           --
Compensation expense
 earned on restricted
 stock (As Restated)....     --    --         --         150        --           --           150
Net loss (As Restated)..     --    --         --         --         --        (2,479)      (2,479)
                          ------  ----   --------    -------      -----      -------     --------
Balance at December 31,
 1997
 (As Restated)..........  15,646  $156   $141,460    $(4,100)     $(239)     $(5,033)    $132,244
                          ======  ====   ========    =======      =====      =======     ========


  The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                 Years Ended December 31,
                                             ----------------------------------
                                                                      1997
                                                                  (As Restated)
                                               1995      1996       (Note 16)
                                             --------  ---------  -------------
Operating activities:
Net loss...................................  $   (575) $  (1,915)   $  (2,479)
Adjustment to reconcile net loss to net
 cash provided by (used in) operating
 activities:
  Depreciation and amortization............       296      1,094        3,683
  Provision for doubtful accounts..........       --          33           23
  Loss on sale of assets...................                  854        1,250
  Compensation expense earned on restricted
   stock...................................       --         --           150
Changes in assets and liabilities,
 excluding effects of acquisitions:
  Accounts receivable......................       (78)      (627)        (808)
  Prepaid expenses.........................      (192)      (138)        (530)
  Other current assets.....................       (62)      (392)      (3,039)
  Other assets.............................    (2,828)    (1,554)        (633)
  Accounts payable.........................       821        866         (155)
  Accrued expenses.........................     4,350     (2,508)       3,616
  Other current liabilities................       157        196        1,824
  Other liabilities........................       --         997        1,595
                                             --------  ---------    ---------
Net cash provided by (used in) operating
 activities................................     1,889     (3,094)       4,497
                                             --------  ---------    ---------
Investing activities:
Funds held in trust........................       --      (8,515)       6,559
Proceeds from sale and leaseback
 transactions..............................     8,067     41,385       51,671
Purchases of property and equipment........   (38,651)  (122,169)    (148,139)
Acquisitions, net of cash, debt acquired
 and issuance of common stock..............       --         --        (4,064)
                                             --------  ---------    ---------
Net cash used in investing activities......   (30,584)   (89,299)     (93,973)
                                             --------  ---------    ---------
Financing activities:
Proceeds from construction financing.......       --      18,850       43,210
Repayments of construction financing.......       --         --       (63,497)
Proceeds from long-term debt...............     3,505     31,346       21,854
Payments on long-term debt.................       (18)       (88)      (5,516)
Proceeds from issuance of common stock,
 net.......................................       --      37,473       72,502
Debt issuance costs of offerings and long-
 term debt.................................      (800)      (418)      (4,163)
Proceeds from issuance of convertible
 subordinated debentures...................    20,000        --        86,250
                                             --------  ---------    ---------
Net cash provided by financing activities..    22,687     87,163      150,640
                                             --------  ---------    ---------
Net increase (decrease) in cash and cash
 equivalents...............................    (6,008)    (5,230)      61,164
Cash and cash equivalents, beginning of
 year......................................    13,343      7,335        2,105
                                             --------  ---------    ---------
Cash and cash equivalents, end of year.....  $  7,335  $   2,105    $  63,269
                                             ========  =========    =========
Supplemental disclosure of cash flow
 information:
  Cash payments for interest...............  $    154  $   3,218    $   9,741
  Cash payments for income taxes...........       --         --         1,547
Non-cash transactions:
  Increase in construction payable and
   property and equipment..................  $  7,250  $   8,752    $   2,881
  Conversion of subordinated debentures....       --   $   6,085          --

  The accompanying notes are an integral part of these consolidated financial statements.

                        ASSISTED LIVING CONCEPTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies

The Company

  Assisted Living Concepts, Inc. ("the Company") owns, operates and develops assisted living residences which provide housing to older persons who need help with the activities of daily living such as bathing and dressing. The Company provides personal care and support services and makes available routine health care services designed to meet the needs of its residents. The accompanying financial statements reflect the operating results of 19, 60 and 109 residences for the years ended 1995, 1996 and 1997, respectively. Residences are included in operating results as of the first day of the month following licensure.

  On November 22, 1994, the Company sold 4,000,000 shares of common stock at $4.625 per share in an initial public offering realizing net proceeds of approximately $16.4 million after underwriter discounts, commissions and other expenses.

  In August 1995, the Company completed the offering of $20.0 million 7% Convertible Subordinated Debentures ("7% Debentures") due August, 2005 realizing net proceeds of approximately $19.2 million after discounts, commissions and other expenses. The 7% Debentures are convertible at any time at or prior to maturity, unless previously redeemed, at a conversion price of $7.50 per common share, which initially equated to an aggregate of 2,666,667 shares of the Company's common stock. In September 1996, $6.1 million of the 7% Debentures were converted to 811,333 shares of the Company's common stock which resulted in $13.9 million of 7% Debentures remaining.

  In July 1996, the Company sold 4,192,500 shares of common stock at $9.50 per share in a public offering realizing net proceeds of $37.3 million, after underwriter discounts, commissions and other expenses.

  In June 1997, the Company's Board of Directors declared a two for one stock split on the Company's common stock. The record date for the stock split was June 30, 1997 and the stock split occurred on July 10, 1997.

  In addition, in June 1997 the Company's Board of Directors declared a dividend distribution of one preferred share purchase right ("Preferred Share Purchase Right") on each outstanding share of the Company's common stock. In the event that a person or group of persons acquires or announces a tender offer to acquire 15% or more of the common stock (the "Acquiring Person"), the Preferred Stock Purchase Rights, subject to certain limited exceptions, will entitle each shareholder (other than the Acquiring Person) to buy one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $54 (after giving effect to the stock split). The Company may redeem the rights at one cent per right at any time before a person or group has acquired 15% or more of the outstanding common stock. The record date for the Preferred Share Purchase Right distribution was June 30, 1997. The stock split occurred immediately prior to the Preferred Share Purchase Right distribution.

  In October 1997 the Company sold 4,140,000 shares of common stock at $18.50 per share in a public offering realizing net proceeds of $72.1 million, after underwriter discounts, commissions and other expenses.

  In October 1997, the Company completed the public offering of $86.3 million of 6% Convertible Subordinated Debentures (6% Debentures) due November 2002 realizing net proceeds of $82.9 million after underwriter discounts, commissions and other expenses. The 6% Debentures are convertible at any time at or prior to maturity, unless previously redeemed, at a conversion price of $22.57 per common share, which equates to an aggregate of 3,821,444 shares of the Company's common stock.

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

  The Company accounts for arrangements entered into under sale and leaseback agreements pursuant to Statement of Financial Accounting Standards (SFAS) No. 98, "Accounting for Leases." For transactions that qualify as sales and operating leases, a sale is recognized and the asset is removed from the books. For transactions that qualify as sales and capital leases, the sale is recognized, but the asset remains on the books and a capital lease obligation is recorded. Transactions that do not qualify for sales treatment are treated as financing transactions. In the case of financing transactions, the asset remains on the books and a finance obligation is recorded as part of long-term debt. Losses on sale and leaseback agreements are recognized at the time of the transaction absent indication that the sales price is not representative of fair value. Gains are deferred and recognized on a straight-line basis over the initial term of the lease.

  All of the Company's leases contain various provisions for annual increases in rent, or rent escalators. Certain of these leases contain rent escalators with future minimum annual rent increases that are not considered contingent rents. The total amount of the rent payments under such leases with non-contingent rent escalators is being charged to expense on the straight-line method over the term of the leases. The Company records a deferred credit, included in other liabilities, to reflect the excess of rent expense over cash payments. This deferred credit is reduced in the later years of the lease term as the cash payments exceed the rent expense.

Property and Equipment

  Property and equipment are recorded at cost and depreciation is computed over the assets' estimated useful lives on the straight-line basis as follows:

     Buildings......................................................... 40 years
     Furniture and equipment...........................................  7 years

  Asset impairment is analyzed on assets to be held and used by the rental demand by market to determine if future cash flows (undiscounted and without interest charges) are less than the carrying amount of the asset. If an impairment is determined to have occurred, an impairment loss is recognized to the extent the assets carrying amount exceeds its fair value. Assets the Company intends to dispose of are reported at the lower of (i) their carrying amount or (ii) fair value less cost to sell. There were no impairment losses for any of the periods presented.

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

Goodwill

  Costs in excess of the fair value of the net assets acquired in purchase transactions as of the date of acquisition have been recorded as goodwill and are being amortized over periods ranging between 15 and 20 years on a straight-line basis. Amortization of goodwill was $28,000, $30,000 and $128,000 for the years ended December 31, 1995, 1996 and 1997, respectively. Accumulated amortization of goodwill at December 31, 1996 and 1997 was $60,000 and $188,000, respectively. Management maintains an impairment review policy whereby the future economic benefit of the recorded balance is substantiated at the end of each reporting period. No impairment losses have been recognized in any of the periods presented.

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

Net Income (Loss) Per Common Share

  The Company adopted Statement of Financial Accounting Standard No. 128, Earnings Per Share (FAS 128) in the fourth quarter of 1997 and has restated all previously reported amounts. Basic earnings per share (EPS) and diluted EPS replace primary EPS and fully diluted EPS. Basic EPS is calculated using income (loss) attributable to common shares (after deducting preferred dividends) divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated in periods with net income using income attributable to common shares (after deducting preferred dividends and considering the effects of dilutive potential common shares) divided by the weighted average number of common shares and dilutive potential common shares outstanding for the period.

  Vested options to purchase 382,000 and 568,000 shares of common stock were outstanding during the years ended December 31, 1996 and 1997, respectively. These options were excluded from the respective computations of diluted loss per share, as their inclusion would be antidilutive.

  Also excluded from the computations of diluted loss per share, for the years ended December 31, 1996 and 1997, were 1,855,333 and 5,676,777 shares of common stock, respectively, issuable upon conversion of the Company's convertible subordinated debentures (see Note 8) as their inclusion would be antidilutive.

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

Reclassifications

  Certain reclassifications have been made in the prior years' financial statements to conform to the current year's presentation. Such reclassifications had no effect on previously reported net loss or shareholders' equity.

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

Stock-based Compensation

  In October 1995, the Financial Accounting Standards Board (FASB) Issued Statement of Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which provides an alternative to APB Opinion No. 25, "Accounting for Stock Issued to Employee," in accounting for stock-based compensation issued to employees. The Statement encourages, but does not require financial reporting to reflect compensation expense for grants of stock, stock options and other equity instruments to employees based on change in the fair value of the underlying stock. The Company continues to apply the existing accounting rules contained in APB Option No. 25, "Accounting for Stock Issued to Employees." While recognition of employee stock-based compensation is not mandatory, SFAS 123 requires companies that choose to continue applying the provisions of APB No. 25 to disclose pro forma net income (loss) and earnings (loss) per share data (See Note 12).

Concentration of Credit Risk

  State Medicaid reimbursement programs constitute a significant source of revenue for the Company. Adverse changes in general economic factors affecting the health care industry or laws and regulatory environment, including Medicaid reimbursement rates, could have a material adverse effect on the Company's financial condition and results of operations. As of December 31, 1997, 28.5% of the Company's residences are in Texas, 15.4% are in Oregon, 13.1% in Ohio and 10.8% in Washington. During the years ended December 31, 1995, 1996 and 1997, direct payments received from state Medicaid agencies accounted for approximately 21.4%, 12.4% and 11.1%, respectively, of the Company's revenue while the tenant paid portion received from Medicaid residents accounted for approximately 9.6%, 6.9% and 5.9%, respectively, of the Company's revenue during these periods. The Company expects in the future that State Medicaid reimbursement programs will constitute a significant source of revenue for the Company.

2. Acquisitions and Joint Venture

 Acquisitions

  Effective October 23, 1997, the Company acquired 98.8% of the outstanding capital stock of Home and Community Care, Inc. ("HCI"). The Company had acquired an initial 1.2% interest in HCI as a result of HCI's acquisition of Pacesetter Home Health Care, Inc., a home health care agency in which the Company had made an investment in November 1996. Several employees of the Company, including members of the Board of Directors, owned collectively approximately 40.0% of the outstanding common stock in HCI (See Notes 10 and

11). HCI develops assisted living facilities, operates five home health care agencies (three Medicare certified), one home health care branch agency, two hospice agencies and two home medical equipment offices, primarily in Texas. In addition, HCI manages two hospice agencies. HCI's home health agencies provide home care to residents in 14 of the Company's assisted living residences, as well as to persons living in surrounding communities. In the second quarter of 1997 the Company signed a licensing agreement with HCI, pursuant to which the Company agreed to allow HCI to use certain of the Company's proprietary information and materials in connection with the development of HCI's assisted living residences. During the second quarter of 1997, the Company received $178,000 in fees from HCI and recorded such fees as other income included in other income/expenses. The HCI purchase was completed at a purchase price of approximately $4.0 million in cash (which reflects approximately $5.3 million of cash paid net of (i) approximately $250,000 in cash acquired, (ii) approximately $850,000 in fees from HCI for services rendered during 1997, and (iii) $150,000 in dividends received from HCI during
1997) (See Note 16), and the assumption of approximately $6.6 million in liabilities. HCI stockholders are entitled to receive certain "earnout" payments over a two-year period based on the number of HCI's assisted living residence sites, which the Company elects to complete. At the time of the acquisition, HCI had 20 sites under development. For each completed residence, HCI stockholders will receive an additional $7,500 per unit (approximately $300,000 per residence) in cash. Such earnout payments will be capitalized in property and equipment when paid. No such earnout payments were incurred in 1997.

  The acquisition was accounted for as a purchase, and the operating results of HCI have been included in the Company's consolidated financial statements since the date of acquisition. The cost of the acquisition has been allocated based on the estimated fair value of the net assets acquired of approximately $3.4 million. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $7.5 million has been recorded as goodwill and is being amortized on a straight-line basis over 20 years.

  Effective October 23, 1997, the Company acquired 90.1% of the outstanding capital stock of Carriage House Assisted Living Inc. ("Carriage House"). Several employees of the Company, including members of the Board of Directors, owned collectively approximately 23.0% of the outstanding common stock of Carriage House (See Notes 10 and 11). The Company had acquired its initial 9.9% in Carriage House's outstanding capital stock during 1996. Carriage House, located in Nebraska, operates 4 facilities with 156 units and has an additional 6 facilities with 198 units under development or construction. The purchase was completed at a purchase price of $5.2 million with the exchange of 337,460 shares of Common Stock (based on a stock price of $15.41 per share) for all of the outstanding common stock of Carriage House and the assumption of approximately $3.2 million in liabilities.

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

  The following unaudited pro forma consolidated results of operations for the years ended December 31, 1996 and 1997 assume that HCI and Carriage House acquisitions had occurred as of January 1 of each year (in thousands, except per share amounts):

     (Unaudited)                                                         Total
     -----------                                                        -------
     1996
     Net revenue....................................................... $22,155
     Net loss..........................................................  (2,467)
     Basic and diluted net loss per common share.......................   (0.29)

     1997
     Net revenue....................................................... $55,241
     Net loss..........................................................  (2,680)
     Basic and diluted net loss per common share.......................   (0.23)

  The unaudited pro forma consolidated results of operations do not purport to be indicative of the results that would have been reported if the acquisitions had been completed as of the beginning of the periods presented, nor are they indicative of future results of operations. The Company cannot predict whether the consummation of the acquisitions described above will conform to the assumptions used to prepare the unaudited pro forma consolidated results of operations.

 Joint Venture

  During 1997, the Company entered into joint venture agreements with a joint venture partner to operate certain new assisted living residences which commenced operations during the second, third and fourth quarters of 1997. Of the $2.3 million of total capital raised by the joint venture partner to invest in such arrangements, the Company contributed $300,000 and recorded such investment in other non-current assets. In addition, certain members of management held interests in the joint venture partner (See Note 10). Pursuant to the joint venture agreements, the Company entered into non-cancelable management agreements under which the Company manages the residences operated by the joint venture for an amount equal to the greater of 8% of gross revenues or $2,000 per month per residence. The Company consolidates 100% of the revenues and expenses attributable to these residences with the revenues and expenses of the Company. The joint venture partner reimburses the Company for 90.0% of the start-up losses of the joint venture, and the Company recognizes such reimbursements as loans included in other liabilities. The Company also reflects amounts paid to repurchase the joint venture partner's interest in excess of reimbursed losses as interest and other expense. Interest is calculated based on the average loan balance using an imputed 20.0% interest rate and other expense is calculated based on a $10,000 administrative fee per residence. The Company received loss reimbursements of $2.3 million for the year ended December 31, 1997. The Company did not repay any of these loans, and incurred interest expense of $52,000 in connection with these loans during the year ended December 31, 1997. As of December 31, 1997, seventeen residences owned or leased by the Company were being operated by the joint venture (See Note 16).

3. Funds Held In Trust

  During 1996, the Company issued $8.5 million in tax-exempt bonds to provide permanent financing on five Washington residences. During 1997, four of the five properties were completed and $6.5 million of the funds held in trust were released from restriction. The remaining $2.0 million is expected to be released by the end of the first quarter of 1998 once the residence has been completed and licensed. The funds are being held in trust by a national bank on behalf of the Company and are invested in guaranteed investment certificates that are 100% collateralized. The funds are restricted for construction.

4. Leases

  A summary of leases that the Company has entered into since its inception is as follows:

                                      Number of
                                      Sale and
                         Number of    Leaseback             Number of Sale             Units under
                           Leased    Residences     Total   and Leaseback                Leases
                         Residences Accounted for Number of   Residences   Units under  Accounted
                          ("Oregon  as Operating  Operating Accounted for   Operating    for as
                          Leases")     Leases      Leases   as Financings    Leases    Financings
                         ---------- ------------- --------- -------------- ----------- -----------
Leases at December 31,
 1994...................        4           --           4          --           114          --
Leases entered into
 during 1995............       --            5           5          --           150          --
                          -------     --------    --------     -------      --------    --------
Leases at December 31,
 1995...................        4            5           9          --           264          --
Leases entered into
 during 1996............        1           19          20           9           763         316
Residences repurchased
 during 1996............       --           (4)         (4)         --          (146)         --
                          -------     --------    --------     -------      --------    --------
Leases at December 31,
 1996...................        5           20          25           9           881         316
Leases entered into
 during 1997............        2           24          26           7         1,025         247
                          -------     --------    --------     -------      --------    --------
Leases at December 31,
 1997...................        7           44          51          16         1,906         563
                          =======     ========    ========     ========     ========    ========

  The Company has entered into agreements to lease seven assisted living residences in Oregon, six from Assisted Living Facilities, Inc., and one from Oregon Height Partners ("OHP"), each a related party (the "Oregon Leases"). Two of these leases were entered into in 1997. The lessor in each case obtained funding through the sale of bonds issued by the Oregon, Housing and Community Services Department ("OHCS"). In connection with the Oregon Leases, the Company entered into "Lease Approval Agreements" with the OHCS and Assisted Living Facilities, Inc., pursuant to which the Company is obligated to comply with the terms and conditions of certain regulatory agreements to which the lessor is a party (See Note 7). The leases, which have fixed terms of 10 years, have been accounted for as operating leases. Aggregate deposits on these residences as of December 31, 1996 and 1997 were $224,000 and $176,000, respectively, which are reflected in other assets.

  During 1995, 1996 and 1997, the Company completed the sale of five, 19 and 24 residences under sale and leaseback arrangements, respectively. The Company sold the residences for approximately $8.1 million in 1995, $41.4 million in 1996 and $51.7 million in 1997, and leased them back over initial terms ranging from 12 to 20 years. During 1996, four of the 19 properties were repurchased, for $7.8 million, in connection with a $50.2 million sale and leaseback commitment with LTC Properties, Inc. ("LTC") (See Note 11). The properties were repurchased at a cost of $7.6 million plus a $214,000 administrative fee. In addition, the Company assumed four leases under sale and leaseback agreements that were acquired with the Carriage House purchase that was completed in October of 1997.

  The Company recognized losses of $0, $936,000 and $1.3 million on the above sale and leaseback transactions for the years ended December 31, 1995, 1996 and 1997, respectively. The losses net of a 1996 unrelated land sale gain of $82,000 are presented in the consolidated statements of operations as net loss on sale of assets. Gains on sale and leaseback transactions of $153,000, $399,000 and $1.1 million for the years ended December 31, 1995, 1996 and 1997, respectively, have been recorded as deferred income included in other liabilities and are being amortized over the initial terms of the corresponding leases. A substantial portion of these gains and losses resulted from sale leaseback transactions with LTC (See Note 11).

  Certain of the Company's leases and loan agreements contain covenants and cross-default provisions such that a default on one of those instruments could cause the Company to be in default on one or more other instruments. The Company was not in compliance with certain lease and loan covenants and has obtained necessary waivers as a result of such non-compliance.

  As of December 31, 1997, future minimum annual lease payments under operating leases are as follows (in thousands):

            1998................................ $ 11,837
            1999................................   11,843
            2000................................   11,849
            2001................................   11,849
            2002................................   11,842
            Thereafter..........................   85,627
                                                 --------
                                                 $144,847
                                                 ========

  During the years ended December 31, 1996 and 1997, respectively, the Company entered into nine and seven sale and leaseback agreements, which are accounted for as financings due to the Company's continuing involvement in the properties in the form of a fair value purchase option which provides the Company with the option to purchase the residence at fair market value at the end of the initial lease term, ranging from 14 to 15 years. These financings are included in long term-debt and the related assets remain on the consolidated balance sheets in property and equipment. See Notes 5, 7 and 16.

5. Property and Equipment

  As of December 31, 1996 and 1997, property and equipment, stated at cost, consist of the following (in thousands):

                                                                1996     1997
                                                              -------- --------
   Land...................................................... $  4,788 $  7,924
   Buildings.................................................   69,919  119,649
   Equipment.................................................      613    1,419
   Furniture.................................................    1,272    2,631
                                                              -------- --------
   Property and equipment....................................   76,592  131,623
   Construction in process...................................   53,372  102,025
                                                              -------- --------
     Total property and equipment............................  129,964  233,648
   Less accumulated depreciation.............................      878    3,370
                                                              -------- --------
     Property and equipment-net.............................. $129,086 $230,278
                                                              ======== ========

  Land, buildings and certain furniture and equipment relating to 16 residences serve as collateral for long-term debt (See Note 7). Depreciation expense was $200,000, $805,000 and $2.9 million, for the years ended December 31, 1995, 1996 and 1997, respectively.

  As of December 31, 1996 and 1997, construction in process consists of the following (in thousands):

                                                                1996     1997
                                                               ------- --------
   Land purchased and earnest deposits........................ $ 5,763 $  8,791
   Construction costs.........................................  40,403   80,325
   Other costs................................................   7,206   12,909
                                                               ------- --------
                                                               $53,372 $102,025
                                                               ======= ========

  During the years ended December 31, 1995, 1996 and 1997, the Company capitalized interest costs of $577,000, $2.3 million and $6.6 million, respectively, relating to financing of construction in process. In addition, the Company capitalized payroll costs that are directly related to the construction and development of the residences of $344,000, $1.1 million and $1.8 million for the years ended December 31, 1995, 1996 and 1997, respectively.

  The Company had certificates of occupancy for 130 residences, 109 of which were included in the operating results as of December 31, 1997 as compared to 67 residences with certificates of occupancy, 60 of which were included in the operating results as of December 31, 1996. Of the residences with certificates of occupancy, the Company owned 63 residences and leased 67 residences (51 of which were operating leases and 16 of which were accounted for as financings) as compared to 33 owned residences and 34 leased residences (25 of which were operating leases and nine of which were accounted for as financings) as of December 31, 1996. At December 31, 1996 and 1997, property and equipment included $16.9 million and $31.4 million respectively, in land and buildings related to sale leaseback transactions accounted for as financings (See Note
16).

  As of December 31, 1997, construction in process reflects: (i) 34 residences (1,296 units) under construction ($49.3 million); (ii) 21 residences (857 units) that have received a certificate of occupancy, but are pending licensure ($48.7 million); and (iii) other development costs ($4.0 million).

6. Resident Deposits

  Pursuant to lease agreements, residents are required to provide security deposits, and in certain cases, the last month's rent. As of December 31, 1996 and 1997, such deposits of $544,000 and $958,000, respectively, have been recorded as other current assets with a corresponding liability recorded in other current liabilities. These funds are restricted as to use by the Company.

7. Long-Term Debt

  As of December 31, 1996 and 1997 long-term debt consists of the following (in thousands):

                                                                1996    1997
                                                               ------- -------
   Trust Deed Notes, payable to the State of Oregon Housing
    and Community Services Department through 2028...........  $10,378 $10,256
   Variable Rate Multifamily Revenue Bonds, payable to the
    Washington State Housing Finance Commission Department
    through 2028.............................................    8,500   8,500
   Variable Rate Demand Revenue Bonds, Series 1997 payable to
    the Idaho Housing and Finance Association through 2017...      --    7,350
   Finance lease obligations.................................   16,980  31,488
   Capital lease obligations payable through 2002 with a
    weighted average interest rate of 10.1%..................      --      113
                                                               ------- -------
   Total long-term debt......................................  $35,858 $57,707
   Less current portion......................................      110     172
                                                               ------- -------
                                                               $35,748 $57,535
                                                               ======= =======

  The Trust Deed Notes payable to OHCS are secured by buildings, land, furniture and fixtures of six Oregon residences. The notes are payable in monthly installments including interest at effective rates ranging from 7.375% to 11.80%.

  The Variable Rate Multifamily Revenue Bonds are payable to the Washington State Housing Finance Commission Department and at December 31, 1997 were secured by an $8.7 million letter of credit and by buildings, land, furniture and fixtures of the five Washington residences. The letter of credit expires in 2001. The bonds had a weighted average interest rate of 3.91% during 1997.

  The Variable Rate Demand Housing Revenue Bonds, Series 1997 are payable to the State of Idaho Housing and Finance Association and at December 31, 1997 were secured by a $7.5 million letter of credit and by buildings, land, furniture and fixtures of four Idaho residences. The letter of credit expires in 2002. The bonds had a weighted average interest rate of 3.77% during 1997.

  As of December 31, 1997, the following annual principal payments are required (in thousands):

            1998................................. $   172
            1999.................................     654
            2000.................................     672
            2001.................................     703
            2002.................................     738
            Thereafter...........................  54,768
                                                  -------
              Total.............................. $57,707
                                                  =======

  Certain of the Company's leases and loan agreements contain covenants and cross-default provisions such that a default on one of those instruments could cause the Company to be in default on one or more other instruments. The Company was not in compliance with certain lease and loan covenants and has obtained necessary waivers as a result of such non-compliance.

  In addition to the debt agreements with OHCS related to the six owned residences in Oregon, the Company has entered into a Lease Approval Agreement with OHCS and the lessor of the Oregon Leases, which obligates the Company to comply with the terms and conditions of the underlying trust deed relating to the leased buildings. During 1997, the Company entered into two lease agreements, one with Assisted Living Facilities, Inc. and one with Oregon Heights Partners, for two Oregon residences with the same terms as the previous five agreements. Under the terms of the OHCS debt agreements, the Company is required to maintain a capital replacement escrow account to cover expected capital expenditure requirements for the Oregon Leases, which as of December 31, 1996 and 1997, was $61,000 and $136,000, respectively, and is reflected in other assets in the accompanying financial statements. In addition, for the six OHCS loans in the Company's name, a contingency escrow account in the amount of 3% of the original loan balance is required. This account had a balance of $373,000 and $351,000, respectively, as of December 31, 1996 and 1997 and is reflected in other current assets. Distribution of any assets or income of any kind by the Company is limited to once per year after all reserve and loan payments have been made, and only after receipt of written authorization from OHCS.

  As of December 31, 1996 and 1997, the Company was restricted from paying dividends on $394,000 and $860,000, respectively, of income and retained earnings, in accordance with the terms of the loan agreements and Lease Approval Agreements with OHCS.

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

  During the years ended December 31, 1996 and 1997, respectively, the Company entered into nine and seven sale and leaseback agreements, respectively, which are accounted for as financings due to the Company's continuing involvement in the properties in the form of a fair value purchase option. As such, these financings are included in long term debt and the related assets remain on the balance sheet in property and equipment. See Notes 4 and 16.

8. Convertible Subordinated Debentures

  In August 1995, the Company completed the offering of $20.0 million of 7% Debentures due August 2005. The 7% Debentures are convertible at any time at or prior to maturity, unless previously redeemed, at a conversion price of $7.50 per common share, which equates to an aggregate of approximately 2,666,667 shares of the Company's common stock and bear interest payable semiannually on January 31 and July 31 of each year subject to adjustments under certain circumstances. The 7% Debentures are unsecured and subordinated to all other indebtedness of the Company. The Debentures are subject to redemption, as a whole or in part, at any time or from time to time commencing after July 31, 1998 at the Company's option at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

  In September 1996, $6.1 million of the 7% Debentures were converted to 811,333 shares of the Company's common stock which resulted in $13.9 million of 7% Debentures remaining outstanding. The Company incurred a charge of $426,000 in 1996 in connection with the conversion.

  In October 1997, the Company completed the offering of $86.3 million of 6% Debentures due November 2002. The 6% Debentures are convertible at any time at or prior to maturity, unless previously redeemed, at a conversion price of $22.57 per common share, which equates to an aggregate of 3,821,444 shares of the Company's common stock and bear interest payable semi annually on May 1 and November 1 of each year, commencing May 1, 1998. The 6% Debentures are unsecured and subordinated to all other indebtedness of the Company. The 6% Debentures are subject to redemption, as a whole or in part, at any time from time to time commencing after November 15, 2000 at the Company's option at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

9. Income Taxes

  The provision for income taxes differs from the amount of loss determined by applying the applicable U.S. statutory federal rate to pretax loss as a result of the following items for the years ended December 31:

                                                       1995    1996    1997
                                                       -----   -----   -----
   Statutory federal tax rate......................... (34.0)% (34.0)% (34.0)%
   Non deductible stock issuance costs................   -- %    8.4%    --
   Losses for which no benefit is provided............  34.6%   25.5%   34.6 %
   Other..............................................  (0.6)%   0.1%   (0.6) %
                                                       -----   -----   -----
   Effective tax rate.................................   -- %    -- %    --  %
                                                       =====   =====   =====

  An analysis of the significant components of deferred tax assets and liabilities, consists of the following as of December 31 (in thousands):

                               1996      1997
                              -------  --------
   Deferred tax assets:
     Net operating loss
      carryforward........... $   743  $  4,408
     Deferred gain on sale
      and leaseback
      transactions...........     230       636
     Debt financing recorded
      for books..............   6,520    11,890
     Other...................     398     1,332
   Valuation allowance.......    (858)   (2,848)
   Deferred tax liabilities:
     Property and equipment,
      primarily due to
      depreciation...........    (172)   (3,014)
     Debt financing
      capitalized asset
      basis..................  (6,456)  (11,363)
     Deferred operating
      costs..................    (208)     (702)
     Prepaid expenses........    (134)     (339)
     Other...................     (63)      --
                              -------  --------
   Net deferred tax asset
    (liability).............. $   --   $    --
                              =======  ========

  The valuation allowance for deferred tax assets as of December 31, 1996 and 1997 was $858,000 and $2.9 million, respectively. The increase in the valuation allowance for the years ended December 31, 1995, 1996 and 1997 was $186,000, $617,000 and $2.0 million, respectively.

  As a result of the acquisitions discussed in Note 2, the Company acquired net operating loss carryforwards for federal and state tax purposes approximating $950,000 which are available to offset future taxable income, if any, through 2011. The future use of these net taxable operating loss carryforwards is subject to certain limitations under the Internal Revenue Code and therefore, the Company has established a valuation allowance of $358,000 to offset the deferred tax asset related to the loss carryforwards. Additionally, any tax benefit realized from the use of the acquired operating loss carryforwards will be applied to reduce goodwill.

  At December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $11.7 million available to reduce future taxable income. The carryforwards expire at various dates beginning in the year 2009 through the year 2012. Utilization of the carryforwards is subject to certain limitations due to the change in ownership of the Company, which occurred in connection with the public stock offering during October 1997. As a result of the public stock offering, utilization of approximately $9.5 million available net operating loss carryforwards is limited to approximately $8.1 million per year.

  The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be applied directly to contributed capital is approximately $732,000 as of December 31, 1997. This amount is attributable to differences between financial and tax reporting of employee stock option transactions.

10. Related Party Transactions

  The Company leases six residences from Assisted Living Facilities, Inc., one of which was entered into during 1997. The spouse of the Company's president owns a 25% interest in Assisted Living Facilities, Inc. During the years ended December 31, 1995, 1996 and 1997, the Company paid such entity aggregate lease deposits of $0, $35,700 and $31,500, respectively, and aggregate rental payments of $734,000, $912,000 and $1.1 million, respectively. In addition, in 1997 the Company leased one residence from OHP in which the president's spouse owns an interest. The Company paid OHP $50,000 in lease deposits and $278,000 in rent payments in 1997.

  In 1997, the Company contracted with Supportive Housing Services, Inc. ("SHS") to provide services to the Company for market feasibility analysis, site pre-acquisition services and construction management oversight in conjunction with the Company's development activities. SHS is owned 80% by the president's spouse. The Company paid $480,000 during the fourth quarter of 1997 for such development services. The Company capitalized such payments as construction in process. In addition, the Company and SHS entered into a consulting agreement whereby the Company agreed to provide SHS with consulting services in the assisted living industry, including providing data on the Company's facility prototypes, facilitating the introduction to other potential customers and providing market analysis on the assisted living industry. The Company received fees from SHS of $195,000 during the fourth quarter of 1997 for such services and has recorded such fees as a reduction of construction in process. See Note 16.

  Commencing in 1995, the Company contracted, directly and through its developers, with Concepts in Community Living, Inc. ("CCL") to perform feasibility studies and pre-development consulting services for the developers on the Company's behalf. CCL is owned 100% by the president's spouse. For the years ended December 31, 1995, 1996 and 1997, the Company paid CCL for these services fees of $605,000, $623,000 and $568,000, respectively, which were capitalized in construction in process on the consolidated balance sheets.

  The Company acquired HCI and Carriage House in October of 1997 (See Note 2). Several employees of the Company, including members of the Board of Directors, owned collectively approximately 40.0% of the outstanding common stock in HCI and approximately 23.0% of the outstanding common stock of Carriage House. In addition, LTC held substantial interests in HCI and Carriage House prior to their acquisition by the Company (See Note 11).

  During 1997, the Company entered into joint venture agreements with a joint venture partner to operate certain new assisted living residences which commenced operations during the second, third and fourth quarters of 1997 (See
Note 2). The Company, Mr. William McBride, the Company's Chairman and Chief Executive Officer, and Dr. Keren Brown Wilson, the Company's President and Chief Operating Officer, each acquired interests in the joint venture partner.

11. Transactions with LTC Properties, Inc.

  During the period November 1994 to September 1997, two members of the Company's Board of Directors served as executive officers and directors of LTC. In September 1997, Mr. Andre Dimitriadis resigned from the Company's Board of Directors and Mr. William McBride resigned as an executive officer and director of LTC. The Company engaged in the following transactions with LTC since January 1, 1995.

                                 Number of Sale
                                 and Leaseback
                                   Residences
                                Accounted for as                  Sales Price
                                Operating Leases Number of Units (in millions)
                                ---------------- --------------- -------------
   Leases at December 31,
    1994.......................         --                --        $    --
   Leases entered into during
    1995.......................          2                60            3.2
                                      ----           -------        -------
   Leases at December 31,
    1995.......................          2                60            3.2
   Leases entered into during
    1996.......................         16               591           34.1
   Residences repurchased
    during 1996................         (4)             (146)          (7.6)
                                      ----           -------        -------
   Leases at December 31,
    1996.......................         14               505           29.7
   Leases entered into during
    1997.......................         21               832           52.7
                                      ----           -------        -------
   Leases at December 31,
    1997.......................         35             1,337        $  82.4
                                      ====           =======        =======

  The Company incurred annual lease expense of $61,000, $2.1 million and $4.3 million for the years ended December 31, 1995, 1996 and 1997, respectively, pursuant to leases with LTC (See Note 4). The Company recognized losses of $0, and $656,000, $1.1 million on these sale and leaseback transactions for the years ended December 31, 1995, 1996 and 1997, respectively. For the same periods, the Company deferred gains of $85,000, $384,000 and $951,000, respectively.

  During 1995 the Company sold and leased back from LTC two residences for $3.2 million with annual lease payments of $380,000. During 1996 the Company sold and leased back 16 residences for $34.1 million with annual lease payments of $3.3 million. Subsequently, the Company repurchased four of the 16 residences at a cost of $7.6 million plus a $214,000 administrative fee. During 1997, the Company sold and leased back 21 residences for $52.7 million with annual rent payments of $5.3 million. As of December 31, 1997 the Company had sold and leased back 35 residences for $82.4 million with annual lease payments of $8.3 million.

  During 1996 and 1997, the Company received from LTC $18.9 million and $43.2 million, respectively, of mortgage financing on eight and 19 residences, respectively. As of December 31, 1997, the Company had converted all of such mortgages to sale leaseback financings or had repaid them, except for one mortgage ($2.2 million) which was converted to a sale leaseback financing subsequent to December 31, 1997. Interest was paid on a monthly basis ranging from 9.9% to 10.4% per annum. The Company incurred $158,000 and $5.4 million in interest expense related to these mortgage financings in the years ended 1996 and 1997, respectively. Such mortgage financing was in connection with a $50.2 million sale leaseback financing commitment entered into with LTC during 1996. This commitment was renegotiated in November 1997 committing the Company to complete sale and leaseback transactions with LTC with respect to nine residences by September 30, 1998. The Company paid LTC $614,000 in connection with such commitment and recorded such costs as deferred financing costs. In addition, the Company entered into a commitment with LTC in October 1997 to complete $50.0 million of sale and leaseback transactions by December 2000. Pursuant to this commitment, the Company is obligated to pay a 2.0% fee on any unused portion of the commitment as of the expiration date (or up to a maximum of $1.0 million if none of the commitment were utilized).

  The Company acquired Carriage House in October 1997. LTC owned 9.9% of the outstanding common stock of Carriage House (see Notes 2 and 10). As a result, the Company became the tenant on four assisted living residences leased by Carriage House from LTC. These four leases are included in the table above and the lease table in Note 4. In addition, as a result of the Carriage House acquisition the Company was obligated to enter into sale and leaseback arrangements with LTC by September 1998 with respect to six Carriage House residences which were under development or construction.

  The Company acquired HCI in October of 1997. LTC owned 41.2% of the outstanding common stock in HCI (see Notes 2 and 10). In addition, HCI entered into a commitment with LTC in September 1997, which was assumed by the Company as part of the acquisition, to complete $50.0 million of sale and leaseback transactions by December 1999. Pursuant to this commitment, the Company is obligated to pay a 2.0% fee on any unused portion of the commitment as of the expiration date (or up to a maximum of $1.0 million if none of the commitment were utilized).

  During 1997, the Company contracted with LTC Development Services, Inc. to provide services to the Company for market feasibility analysis, pre-acquisition services and construction management oversight on several of the residences under development. LTC Development Services, Inc. is owned 100% by LTC. The Company paid approximately $415,000 for these services during 1997 and capitalized such fees and recorded them on its balance sheet as construction in process.

12. Stock Option Plan and Restricted Stock

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

  The per share weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995, 1996 and 1997, respectively: dividend yield of zero percent; expected volatility of 37.53%, 36.67% and 39.81%, respectively; risk-free interest rate fixed at 6.69%, 6.69% and 5.66%, respectively, based on the 10-year treasury rate, and estimated life of 10 years.

  The Company applies APB Opinion No. 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss would have been increased to the pro forma amounts indicated below: (in thousands except per share data)

                                                      1995    1996     1997
                                                     ------  -------  -------
   Net loss as reported............................. $ (575) $(1,915) $(2,479)
   Net loss pro forma...............................   (719)  (2,507)  (3,928)
   Net loss per basic and diluted common share as
    reported........................................ $(0.10) $ (0.23) $ (0.21)
   Pro forma net loss per basic and diluted common
    share as reported............................... $(0.12) $ (0.30) $ (0.33)

  Pro forma net loss reflects only options granted in 1995, 1996 and 1997. Therefore, the full impact of calculating compensation costs for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the option's vesting period of three years and compensation cost for options granted prior to January 1, 1995 is not considered. The resulting pro forma compensation costs may not be representative of that expected in the future years.

  A summary of the status of the Company's stock options as of December 31, 1995, 1996 and 1997 and changes during the years ended on those dates is presented below:

                                1995                1996                 1997
                         ------------------- -------------------- --------------------
                                   Weighted-            Weighted-            Weighted-
                                    Average              Average              Average
                         Number of Exercise  Number of  Exercise  Number of  Exercise
                          Shares     Price    Shares      Price    Shares      Price
                         --------- --------- ---------  --------- ---------  ---------
Options at beginning of
 the year...............  440,000    $4.63     806,068    $5.43   1,105,202   $ 6.15
Granted.................  430,500     6.17     563,400     8.22     940,350    15.08
Exercised...............      --       --      (28,170)    4.69    (139,770)    6.05
Canceled................  (64,432)    4.88    (236,096)    8.79    (275,815)    9.53
                          -------    -----   ---------    -----   ---------   ------
Options at end of the
 year...................  806,068    $5.43   1,105,202    $6.15   1,629,967   $10.82
                          =======    =====   =========    =====   =========   ======
Options exercisable at
 end of year............  146,670              381,988              567,756
Weighted-average fair
 value of options
 granted during the
 year...................  $  3.67            $    4.99            $    9.24

  The following table summarized information about fixed stock options outstanding at December 31, 1997.

                                Options Outstanding                    Options Exercisable
                   --------------------------------------------- -------------------------------
                     Number    Weighted-Average                      Number
     Range of      Outstanding    Remaining     Weighted-Average Exercisable at Weighted-Average
 Exercise Prices   at 12/31/97 Contractual Life  Exercise Price     12/31/97     Exercise Price
 ----------------  ----------- ---------------- ---------------- -------------- ----------------
 $ 4.63 to   4.63      40,000        5.92            $ 4.63          40,000          $4.63
 $ 4.63 to   4.63     278,166        6.02              4.63         273,665           4.63
 $ 4.81 to   5.81      88,600        7.51              5.72          59,066           5.72
 $ 6.38 to   6.50     208,964        7.69              6.45         136,024           6.50
 $ 6.69 to   7.38     180,603        8.52              7.36          52,275           7.36
 $ 7.50 to  14.88     173,684        9.29             11.54           6,726           8.58
 $15.13 to  16.00      21,500        9.62             15.79               0           0.00
 $16.50 to  16.50     556,100        9.90             16.50               0           0.00
 $16.63 to  20.50      82,100        9.79             17.70               0           0.00
 $22.38 to  22.38         250        9.84             22.38               0           0.00
 ----------------   ---------        ----            ------         -------          -----
 $ 4.63 to $22.38   1,629,967        8.50            $10.82         567,756          $5.49
 ================   =========        ====            ======         =======          =====

  In October 1997, the Company awarded 250,000 shares of non-voting restricted stock to two key executive officers. At the time of the grant the Company's common stock had a fair market value of $17.00 per share. No cash consideration was paid for such shares by the recipients. Such shares vest in three equal annual installments, commencing on the fourth anniversary of grant. The Company has recorded the restricted stock as of the date of the grant as unearned compensation expense of $4.3 million. This unearned compensation expense has been reflected as a separate component of shareholders' equity to be amortized as compensation expense over the seven year vesting period. The Company recorded $150,000 of compensation expense during the fourth quarter of 1997.

13. Non-cash Investing and Financing Activities

  The following is a summary of non-cash investing and financing activities for the year ended December 31, 1997 (in thousands):

  In October of 1997, the Company acquired all of the outstanding capital stock of Carriage House as follows:

   Fair value of assets acquired....................................... $ 8,279
   Issuance of 337,460 shares of the Company's common stock............   5,076
                                                                        -------
   Liabilities assumed................................................. $ 3,203
                                                                        =======

  In October of 1997, the Company acquired all of the outstanding capital stock of HCI as follows:

   Fair value of assets acquired....................................... $11,877
   Cash paid...........................................................   5,262
                                                                        -------
   Liabilities assumed................................................. $ 6,615
                                                                        =======

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

16. Restatement

  On February 1, 1999, the Company announced that after consultation with its independent auditors the Company would restate its consolidated financial statements for the fiscal quarter ended June 30, 1997, the fiscal quarter ended September 30, 1997, the fiscal year ended December 31, 1997, the fiscal quarter ended March 31, 1998, the fiscal quarter ended June 30, 1998 and the fiscal quarter ended September 30, 1998. On March 31, 1999, the Company announced that the restatement would be more extensive than the Company had previously believed, and might include periods prior to the second quarter of 1997, including the fiscal year ended December 31, 1996. After further consultation with its independent auditors, the Company determined to restate its financial statements for the fiscal year ended December 31, 1996, the fiscal year ended December 31, 1997 and the first three quarters of the fiscal year ended December 31, 1998.

  The restatement reduced the net income for the fiscal years ended December 31, 1996 and 1997 by $2.1 million and $6.7 million, respectively. The cumulative effect of the restatement reduced shareholders' equity by $8.8 million through December 31, 1997. After the restatement, the Company reported net losses of $1.9 million and $2.5 million for the fiscal years 1996 and 1997, respectively, compared to previously reported net income of $149,000 and $4.2 million, respectively. As a result of the restatement, the Company reported net loss per diluted share of $0.23 and $0.21 for the fiscal years 1996 and 1997, respectively, compared to previously reported net income of $0.03 and $0.34, per diluted share, respectively. After the restatement, the Company's cash position as of December 31, 1996 and 1997 was $2.1 million and $63.3 million, respectively, as compared to $2.1 million and $63.4 million, respectively, as previously reported. As a result of the restatement, the Company's working capital positions as of December 31, 1996 and 1997 were negative $27.1 million and positive $40.1 million, respectively, compared to previously reported working capital of negative $26.4 million and positive $41.0 million, respectively.

  The restatement of the financial data included in this report resulted primarily from: (i) the earlier recognition of certain expenses which were previously capitalized in association with the Company's development and financing activities; (ii) a modification in how the Company accounted for certain of its lease arrangements; (iii) a modification in how the Company accounted for certain of its acquisitions and its joint venture arrangements; and (iv) the capitalization of fees received by the Company previously recognized as either a reduction of expenses or as other income.

  The following table sets forth statement of operations and balance sheet data, as originally reported and as restated as of and for the year ended December 31, 1997. The table also sets forth the adjustments to the originally reported data resulting from the restatement, which adjustments are described in the related footnotes. As restated, the Company's 1997 balance sheet is affected by changes that resulted from the restatement of fiscal year 1996 financial statements (which cumulative adjustments are set forth in the balance sheet under the heading "Cumulative Adjustments Resulting From Prior Restatements") and by adjustments in fiscal year 1997 (which adjustments are set forth in the balance sheet under the heading "1997 Adjustments").

STATEMENT OF OPERATIONS DATA

                                   For the Year Ended December 31, 1997
                              ------------------------------------------------
                              As Previously                          As
                                 Reported      Adjustments        Restated
                              --------------   ------------       ------------
                                   (in thousands, except per share data)
Revenues....................     $     48,673    $        932 (A) $     49,605

Operating Expenses:
  Residence operating
   expenses.................           30,271             952 (A)       31,591
                                                           95 (H)
                                                          104 (I)
                                                          169 (K)

  Corporate general and
   administrative...........            2,780             128 (A)        4,050
                                                          693 (B)
                                                          149 (J)
                                                          300 (L)

  Building rentals..........            5,110             198 (A)        2,691
                                                       (2,661)(C)
                                                           44 (D)
  Building rentals to
   related party............            4,718             560 (D)        5,278

  Depreciation and
   amortization.............            3,021              51 (A)        3,683
                                                          565 (C)
                                                           46 (E)
                                 ------------    ------------     ------------
    Total operating
     expenses...............           45,900           1,393           47,293
                                 ------------    ------------     ------------
Operating income (loss).....            2,773            (461)           2,312
                                 ------------    ------------     ------------
Other (income) expense:
  Interest expense..........              930             227 (A)        4,946
                                                        2,661 (C)
                                                          280 (E)
                                                          796 (F)
                                                           52 (G)

  Interest income...........           (1,601)             75 (M)       (1,526)
  Loss on sale of assets ...              --            1,250 (E)        1,250

  Other (income) expense....           (2,892)          2,263 (G)          121
                                                          100 (H)
                                                          650 (L)
                                 ------------    ------------     ------------
    Total other (income)
     expense................           (3,563)          8,354            4,791
                                 ------------    ------------     ------------
  Income (loss) before
   income taxes.............            6,336          (8,815)          (2,479)
  Provision for income
   taxes....................            2,127          (2,127)(I)          --
                                 ------------    ------------     ------------
  Net income (loss).........     $      4,209    $     (6,688)(O) $     (2,479)
                                 ============    ============     ============

Basic net income (loss) per
 common share...............     $       0.35                     $      (0.21)
Diluted net income (loss)
 per common share...........     $       0.34                     $      (0.21)
Basic weighted average
 common shares outstanding..           11,871                           11,871
Diluted weighted average
 common shares outstanding..           14,190                           11,871

BALANCE SHEET DATA

                                                        As of December 31, 1997
                                         -------------------------------------------------------
                                                         Cumulative
                                                         Adjustments
                                                       Resulting from
                                         As Previously      Prior         1997
                                           Reported    Restatements(N) Adjustments   As Restated
                                         ------------- --------------- -----------   -----------
                                                            (in thousands)
ASSETS
Current assets:
  Cash and cash
   equivalents.......................      $ 63,394        $   --        $  (125)(M)  $ 63,269
  Funds held in trust................         1,956            --            --          1,956
  Accounts receivable................         2,185            --            --          2,185
  Prepaid expenses...................           904            --            --            904
  Other current assets...............         3,600             34          (336)(A)     3,579
                                                                             107 (E)
                                                                          (1,150)(G)
                                                                            (169)(K)
                                                                           1,443 (I)
                                                                              50 (M)
                                           --------        -------       -------      --------
    Total currents assets............        72,039             34          (180)       71,893
                                           --------        -------       -------      --------
Property and equipment...............       100,751         17,018        13,854 (C)   131,623

Construction in
 process.............................       103,795            (86)         (693)(B)   102,025
                                                                            (796)(F)
                                                                            (195)(H)
                                           --------        -------       -------      --------
  Total property and equipment.......       204,546         16,932        12,170       233,648
  Less accumulated
   depreciation......................         2,477            204           113 (A)     3,370
                                                                             576 (C)
                                           --------        -------       -------      --------
    Property and equipment-net.......         202,069         16,728        11,481       230,278
                                           --------        -------       -------      --------
Goodwill.............................        13,397            --           (950)(L)    12,447

Other assets.........................        10,800            (46)         (175)(A)     9,749
                                                                             665 (C)
                                                                          (1,495)(E)
                                           --------        -------       -------      --------
    Total assets.....................      $298,305        $16,716       $ 9,346      $324,367
                                           ========        =======       =======      ========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...................      $  1,859        $   --        $   --       $  1,859
  Construction
   payables..........................        18,883            --            --         18,883
  Accrued real estate
   taxes.............................         2,354            --            --          2,354
  Other accrued
   expenses..........................         3,993            803          (803)(E)     4,045
                                                                              52 (G)
  Other current
   liabilities.......................         1,256            --          1,112 (G)     2,368
  Accrued income taxes...............           411            --           (411)(I)       --
  Construction
   financing.........................         2,150            --            --          2,150
  Current portion of
   long-term debt....................           172            --            --            172
                                           --------        -------       -------      --------
    Total current
     liabilities.....................        31,078            803           (50)       31,831
                                           --------        -------       -------      --------
Other liabilities....................           --             997           604 (D)     2,592
                                                                             991 (E)

Long-term debt.......................        26,047         16,980        14,508 (C)    57,535
Convertible subordinated
 debentures..........................       100,165            --            --        100,165
                                           --------        -------       -------      --------
    Total liabilities................       157,290         18,780        16,053       192,123
                                           --------        -------       -------      --------
Shareholders' equity:
  Preferred Stock....................           --             --            --            --
  Common Stock.......................           156            --            --            156
  Additional paid-in
   capital...........................       137,379            --          4,250 (J)   141,460
                                                                            (169)(I)
  Unearned compensation
   expense...........................           --             --         (4,100)(J)    (4,100)
  Fair market value in
   excess of historical
   cost of acquired net
   assets attributed to
   related...........................          (239)           --            --           (239)
  Accumulated deficit................         3,719         (2,064)       (6,688)(O)    (5,033)
                                           --------        -------       -------      --------
  Total Shareholders'
   equity............................       141,015         (2,064)       (6,707)      132,244
                                           --------        -------       -------      --------
    Total liabilities
     and shareholders'
     equity..........................      $298,305         16,716       $ 9,346      $324,367
                                           ========        =======       =======      ========


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

    In the first, second and third quarters of 1997, the Company capitalized the startup costs and operating results of two residences, one for four months and the other for five months, as other assets on the balance sheet. This adjustment also records the operating results of the two residences for the periods in which such results were previously capitalized as other assets.

    Statement of Operations. Reflects the recognition of certain costs incurred prior to the opening of the residence and the operating results of certain start-up residences during the period. The previously capitalized costs and operating results of these residences are reported as revenues and expenses in the periods in which they were incurred.

    Balance Sheet. Reflects changes resulting from the immediate recognition of certain costs incurred prior to the opening of the residence and the operating results of certain start-up residences, which had previously been capitalized.

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

    Statement of Operations. Reflects increase in general and administrative expenses during the period resulting from expensing payroll costs, which were previously capitalized in connection with the Company's development activities.

    Balance Sheet. Reflects a decrease in construction in process resulting from expensing previously capitalized payroll costs associated with the Company's development activities.

(C) The Company has changed the accounting treatment of 16 sale and leaseback transactions entered into during fiscal years 1996 and 1997, which had previously been accounted for as operating leases rather than as financings. These agreements contained a purchase option, entitling the Company to purchase the residences at fair market value at the end of initial lease terms ranging from 14 to 15 years. As a result of the restatement, these agreements are being accounted for using the finance method in Statement of Financial Accounting Standard No. 98, Accounting for Leases (SFAS No. 98). Accordingly, for periods between April 1, 1996 and March 30, 1999, the Company has recorded on its balance sheet the property and equipment and financing obligation associated with these agreements. During this same time period, the Company has recorded (i) all rent payments as interest expense and (ii) depreciation expense resulting from depreciating the property and equipment over periods ranging from seven to 40 years. The Company has amended these agreements effective March 30, 1999 to eliminate the purchase option, resulting in a reclassification of these leases as operating leases from the date of the amendment forward. Effective March 30, 1999, in accordance with SFAS No. 98 the Company has removed both the property and equipment and financing obligation from the Company's balance sheet resulting in a deferred gain that will be included in other liabilities and amortized over the remaining initial lease term as an offset to future rent expense.

    Statement of Operations. Reflects an increase in depreciation expense and interest expense and a decrease in rent expense during the period resulting from the change described above.

    Balance Sheet. Reflects increases in property and equipment, accumulated depreciation, other assets and in long-term debt resulting from the change described above.

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

    Balance Sheet. Reflects a deferred liability resulting from the difference between the lease expense reported under the straight-line method compared to the actual cash payment.

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

    Statement of Operations. Reflects increases in loss on sale of assets, interest expense and amortization expense, resulting from certain sale and leaseback transactions during the period resulting from the changes as described above.

    Balance Sheet. Reflects an increase in other current assets resulting from the elimination of deferred losses, in conjunction with sale and leaseback transactions. In addition, deferred gains, which were previously offset against such deferred losses, have been reclassified to other liabilities from other assets.

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

    During fiscal year 1997 and for the nine months ended September 30, 1998, the Company also included in its effective cost of financing a cost of capital related to the Company's convertible debentures. As part of the restatement, the Company has eliminated such incremental costs from its effective financing cost calculation during this time period.

    Statement of Operations. Reflects a change in interest expense resulting from recalculating capitalized interest.

    Balance Sheet. Reflects a change in construction in process resulting from recalculating capitalized interest.

(G) During fiscal years 1997 and 1998, the Company entered into joint venture agreements with respect to the operation of certain start-up residences pursuant to which 90% of the operating risks and rewards related to such residences were allocated to the joint venture partner, in which the Company had an interest. The Company consolidated 100% of the revenues and expenses attributable to these residences with the revenues and expenses of the Company. The joint venture partner reimbursed the Company for 90% of the start-up losses of the joint venture residences incurred in the second quarter of 1997 and through the third quarter of 1998, and the Company recognized such reimbursements as other income in its financial statements during such quarters. The Company has determined to restate such loss reimbursements as loans, rather than other income. The Company has also reflected amounts paid to repurchase the joint venture partner's interest in the operations of joint venture residences as a reduction of the loan balance for the amount of reimbursed losses on those residences, with the excess recorded as interest and other expense. Interest was calculated based on the average loan balance using an imputed 20% interest rate, and other expense was calculated based on a $10,000 administrative fee per residence. During the first quarter of 1999, the Company negotiated with the joint venture partner to acquire, for $3.8 million, all of such partner's remaining interests in the operations of the remaining 17 residences entered into under joint venture agreements through the third quarter of 1998. The Company was not reimbursed for any start-up losses, nor has the Company entered into any new joint venture agreements with respect to the operation of start-up residences, subsequent to the third quarter of 1998.

    Statement of Operations. Reflects a decrease in other income and an increase in interest and other expenses resulting from the treatment of loss reimbursements as loans rather than other income.

    Balance Sheet. Reflects an increase in accrued liabilities to reflect cash received as loss reimbursements as loans rather than other income. Other current assets decrease as a result of eliminating an account receivable from the joint ventures for unfunded losses.

(H) Commencing in the fourth quarter of 1997, the Company contracted with Supportive Housing Services, Inc. ("SHS") to provide services to the Company for market feasibility analysis, site pre-acquisition services and construction management oversight in conjunction with the Company's development activities. The Company paid $480,000 and $2.7 million during the fourth quarter of 1997 and for the nine months ended September 30, 1998, respectively, for such development services. The Company capitalized such payments as construction in process. In addition, the Company and SHS entered into a consulting agreement whereby the Company agreed to provide SHS consulting services in the assisted living industry, including providing data on the Company's facility prototypes, facilitating the introduction to other potential customers and providing market analysis on the assisted living industry. The Company received fees from SHS of $195,000 during the fourth quarter of 1997 and $906,000 during the year ended December 31, 1998. The Company recorded a portion of these fees as a reduction of residence operating expenses or corporate, general and administrative expenses, and recognized a portion of these fees as revenues or other income. As a result of the restatement, the Company has recorded the fees received from SHS as a reduction of construction in process.

    Statement of Operations. Reflects an increase in residence operating expenses and a reduction in other income resulting from the change in the accounting treatment for fees received from SHS as described above.

    Balance Sheet. Reflects a decrease in construction in process resulting from the change in the accounting treatment for fees received from SHS as described above.

(I) As a result of the restatement, the Company has reversed previously reported tax expense, accrued taxes, certain tax benefits for stock options exercised, and has recorded a receivable for taxes paid, which taxes are refundable. Furthermore, certain franchise taxes have been reclassified from income tax expense to residence operating expense.

    Statement of Operations. Reflects a reduction of income tax expense and an increase in residence operating costs resulting from the changes described above.

    Balance Sheet. Reflects a reduction in accrued taxes and additional paid in capital and an increase in other current assets. The increase in other current assets reflects the refundable portion of taxes, which were previously paid. The decrease in additional paid in capital reflects the reversal of the tax benefit for exercise of stock options.

(J) In the fourth quarter of 1997, the Company granted 250,000 shares of restricted common stock to certain key officers, the terms of which provided for vesting during the fourth year through the seventh year following the grant date. At the time of the grant, the Company's common stock had a fair market value of $17.00 per share. No cash consideration was paid for such shares by the recipients. The Company recorded no compensation expense with respect to the restricted stock during the period prior to vesting. As a result of the restatement, the Company has recorded the restricted stock as of the date of the grant as unearned compensation expense in the amount of $17.00 per share, or approximately $4.3 million. This unearned compensation expense has been reported as a separate component of shareholders' equity to be amortized as compensation expense over the seven year vesting period. The Company has reported this compensation expense at a rate of $152,000 per quarter during the periods in which the restricted stock was outstanding, and reported total compensation expense of $912,000 from the fourth quarter of 1997 through the first quarter of 1999. During the first and second quarters of 1999 the Company repurchased the restricted stock from the key officers for an aggregate cost of $938,000. As a result of the repurchase, the Company has reported additional compensation expense in the first quarter of 1999 in the amount of $26,000 (the excess of the purchase price over previously amortized unearned compensation expense) and thereafter will record no compensation expense for the restricted stock and the restricted stock will be eliminated from the Company's balance sheet.

    Statement of Operations. Reflects an increase in corporate general and administrative expense for the compensation expense recognized as a result of the issuance of the restricted stock.

    Balance Sheet. Reflects an increase in common stock resulting from the fourth quarter 1997 grant of approximately $4.3 million of restricted stock, as well as the creation of unearned compensation expense in the same amount, which is amortized over subsequent periods.

(K) During 1997, the Company recorded a vendor invoice as part of other current assets. In the first quarter of 1998, the Company charged the vendor invoice to residence operating expense. As a result of the restatement, the Company has charged this invoice to residence operating expense in the period in which it was incurred in 1997.

    Statement of Operations. Reflects an increase in residence operating expense resulting from the change described above.

    Balance Sheet. Reflects a reduction in other assets resulting from the reclassification described above.

(L) In the second quarter of 1997 the Company signed a licensing agreement with Home and Community Care, Inc. ("HCI"), a provider of home health care, hospice care and other ancillary services and a start-up assisted living company. Under the agreement, the Company agreed to allow HCI to use certain of the Company's proprietary information and materials in connection with the development of HCI's assisted living residences. Pursuant to the agreement, during the second quarter of 1997, the Company recorded $178,000 in fees from HCI and recognized such fees as other income. In September 1997, the Company announced that it had entered into an agreement to purchase HCI for $5.3 million in cash and the assumption of $6.6 million of indebtedness. In October 1997, the Company recognized an additional payment of approximately $850,000 from HCI for services rendered during 1997. The Company recorded a portion of these fees as a reduction in corporate general and administrative expenses and recognized a portion as other income. In addition, in October 1997, the Company received $150,000 in dividends from HCI and recorded $50,000 of these dividends as a reduction in its investment in HCI and recognized $100,000 as other income. As a result of the restatement, the Company has recorded the $850,000 fee and the $100,000 in dividends received in excess of the Company's investment in HCI as a reduction of the purchase price paid for HCI from $5.3 million to approximately $4.3 million. As such, the amount of goodwill recorded as part of the acquisition of HCI has been reduced by approximately $950,000. The Company received this cash during the fourth quarter of 1997.

    Statement of Operations. Reflects an increase in corporate general and administrative expenses and a reduction in other income resulting from the elimination of fees received from HCI subsequent to the signing of the purchase agreement as described above.

    Balance Sheet. Reflects a reduction in goodwill recorded in the fourth quarter of 1997 in connection with the HCI acquisition as described above. In addition, the Company has reclassified fees earned by the Company through the third quarter of 1997, but not paid by HCI until the fourth quarter, as an account receivable rather than as cash.

(M) During the fourth quarter of 1997, the Company overstated cash equivalents by $125,000 (which was realized in cash in the first quarter of 1998), and understated accrued interest receivable (included in other current assets on its balance sheet) by $50,000. As a result, the Company overstated interest income by $75,000 on its 1997 statement of operations. During the first quarter of 1998, the Company adjusted accrued interest receivable on its balance sheet and reduced interest income by the amount of such adjustment. Additionally, during the first quarter of 1998, the Company accrued $180,000 of interest receivable. The Company recognized this amount as a reduction in interest income over the remaining three quarters of 1998. As a result of the restatement, the Company has reduced cash and cash equivalents and eliminated the excess portion of interest income recorded during the fourth quarter of 1997. The Company also eliminated the excess interest receivable in the first quarter of 1998 and reversed the reduction of interest income previously recorded. As such, the reported net loss during fiscal 1997 will increase by $75,000 and the reported net loss for fiscal year 1998 will decrease by the same amount.

    Statement of Operations. Reflects the changes as discussed above.

    Balance Sheet. Reflects the changes as discussed above.

(N) These adjustments reflect the cumulative impact of the fiscal year 1996 restatement on beginning 1997 balance sheet amounts.

(O) This adjustment is the net effect on net income and accumulated deficit as a result of the adjustments described in Notes (A) through (M).

                ASSISTED LIVING CONCEPTS, INC. AND SUBSIDIARIES

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

  4.4 Indenture, dated as of October 2, 1997 by and between the Company and Harris Trust and Savings Bank, as Trustee providing for Issuance of
          Securities in Series. (Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K, dated October 20, 1997, File No. 1-
          13498).

  4.5    Rights Agreement dated as of June 12, 1997, between Assisted Living
          Concepts, Inc. and American Stock Transfer & Trust Company, as Rights
          Agent, which includes the form of Certificate of Resolution
          Establishing Designations, Preferences and Rights of Series A Junior
          Participating Preferred Stock of Assisted Living Concepts Inc. as
          Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (Incorporated by reference to the same titled exhibit to the Company's Form 8-K, dated
          July 24, 1997, File No. 1-83938).

 10.1    Restricted Stock Agreement dated October 3, 1997 by and between the
          Company and William McBride III (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated
          October 20, 1997, File No. 1-13498).


 Exhibit
   No.                                 Description
 -------                               -----------
 10.2    Restricted Stock Agreement dated October 3, 1997 by and between the
          Company and Keren Brown Wilson. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated
          October 20, 1997, File No. 1-13498).

 10.3 Employment Agreement dated October 3, 1997 by and between the Company and William McBride III. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated October 20, 1997, File No. 1-13498).

 10.4 Amended and Restated Employment Agreement dated October 3, 1997 by and between the Company and Keren Brown Wilson. (Incorporated by reference to the same titled exhibit to the Company's Report on Form
          8-K, dated October 20, 1997, File No. 1-13498).

 10.5    Indemnification Agreement dated October 3, 1997 by and between the
          Company and William McBride III. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated
          October 20, 1997, File No. 1-13498).

 10.6    Indemnification Agreement dated October 3, 1997 by and between the
          Company and Keren Brown Wilson. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated
          October 20, 1997, File No. 1-13498).

 10.7    Amended and Restated 1994 Stock Option Plan of the Company.
          (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated October 20, 1997,
          File No. 1-13498).

 10.8 Merger Agreement dated as of October 4, 1997 by and between the Company and Home and Community Care, Inc. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated
          October 20, 1997, File No. 1-13498).

 10.9 $20,440,000 Agreement to Purchase and Lease Assisted Living Residences dated October 3, 1997 by and between the Company and LTC Properties, Inc. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated October 20, 1997, File No. 1-
          13498).

 10.10 $50,000,000 Agreement to Purchase and Lease Assisted Living Residences dated October 3, 1997 by and between the Company and LTC Properties, Inc. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated October 20, 1997, File No. 1-
          13498).

 10.11 Management Agreement dated as of April 1, 1997 by and between the Company and Health Equity Investors, LLC. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated
          October 20, 1997, File No. 1-13498).

 10.12 Joint Venture Agreement dated as of April 1, 1997 by and between the Company and Health Equity Investors, LLC. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated
          October 20, 1997, File No. 1-13498).

 12      Computation of Ratio of Earnings to Fixed Charges

 23      Consent of KPMG LLP

 27      Financial Data Schedule Article 5 of Regulation S-X

                                  SIGNATURES

  Pursuant to the requirements of Sections 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ASSISTED LIVING CONCEPTS INC.
                                          Registrant

September 23, 1999                                /s/ James W. Cruckshank
                                          By: _________________________________
                                            Name: James W. Cruckshank
                                            Title: Vice President and Chief
                                                     Financial Officer

September 23, 1999                               /s/ M. Catherine Maloney
                                          By: _________________________________
                                            Name: M. Catherine Maloney
                                            Title: Vice President, Controller
                                                and Chief Accounting Officer

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

  That the undersigned officers and directors of Assisted Living Concepts, Inc. do hereby constitute and appoint Keren Brown Wilson and James W. Cruckshank, and each of them the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable to comply with the Securities and Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Annual Report on Form 10-K or amendment or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agent, or either of the, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

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

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Keren Brown Wilson           Chief Executive Officer,   September 23, 1999
______________________________________  President and Director
          Keren Brown Wilson            (Principal Executive
                                        Officer)

     /s/ James W. Cruckshank           Vice President and Chief   September 23, 1999
______________________________________  Financial Officer
         James W. Cruckshank

     /s/ M. Catherine Maloney          Vice President and Chief   September 23, 1999
______________________________________  Accounting Officer And
         M. Catherine Maloney           Controller

         /s/ Leslie Mahon              Vice President and Chief   September 23, 1999
______________________________________  Operating Officer
             Leslie Mahon

       /s/ Gloria Cavanaugh            Director                   September 23, 1999
______________________________________
           Gloria Cavanaugh

       /s/ Richard C. Ladd             Director                   September 23, 1999
______________________________________
           Richard C. Ladd

        /s/ Bradley Razook             Director                   September 23, 1999
______________________________________
            Bradley Razook

         /s/ Jill Krueger              Director                   September 23, 1999
______________________________________
             Jill Krueger

     /s/ William McBride III           Director                   September 23, 1999
______________________________________
         William McBride III