Form 10-Q/A
period 1998-03-31
ASSISTED LIVING CONCEPTS INC
filed 1999-09-29
CIK 929994

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20459

                                  FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the transition period from _____to _____

                        Commission file number 1-83938

                        ASSISTED LIVING CONCEPTS, INC.
            (Exact name of registrant as specified in its charter)

                Nevada                                   93-1148702
     (State or other jurisdiction            (IRS Employer Identification No.)
   of incorporation or organization)

                   11835 N.E. Glenn Widing Drive, Building E
                          Portland, Oregon 97220-9057
                   (Address of principle executive offices)

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

                                YES [X] NO [_]

  The Registrant had 15,747,558 shares of common stock, $.01 par value, outstanding at May 1, 1998.

===============================================================================

                               Explanatory Note

  On February 1, 1999, Assisted Living Concepts, Inc. (the "Company") announced that after consultation with its independent auditors the Company would restate its consolidated financial statements for the fiscal quarter ended June 30, 1997, the fiscal quarter ended September 30, 1997, the fiscal year ended December 31, 1997, the fiscal quarter ended March 31, 1998, the fiscal quarter ended June 30, 1998 and the fiscal quarter ended September 30, 1998. On March 31, 1999, the Company announced that the restatement would be more extensive than the Company had previously believed, and might include periods prior to the second quarter of 1997, including the fiscal year ended December 31, 1996. After further consultation with its independent auditors, the Company determined to restate its consolidated financial statements for the fiscal year ended December 31, 1996, the fiscal year ended December 31, 1997 and the first three fiscal quarters in the fiscal year ended December 31, 1998. This amendment includes in Item 1 such restated consolidated financial statements for the three month period ended March 31, 1998 and other information relating to such restated consolidated financial statements, including Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2). Information regarding the effect of the restatement on the Company's results of operations for the three months ended March 31, 1998 is included in Item 2 of this amendment and in Note 7 to the consolidated financial statements included in Item 1 of this amendment.

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

  Except for Items 1, 2 and 6, no other information included in the original report on Form 10-Q is amended by this amendment. For additional information regarding the restatement, please see the Company's reports on Form 8-K filed on February 1, 1999 and March 31, 1999. For additional information regarding the litigation described in the preceding paragraph, please see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. For current information regarding risks, uncertainties and other factors that may affect the Company's future performance, please see the "Risk Factors" included in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                         ASSISTED LIVING CONCEPTS, INC.

                                  FORM 10-Q/A

                                 March 31, 1998

                                     INDEX

                                                                         Page
                                                                         -----
PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Balance Sheets as of December 31, 1997 and March 31,
   1998.................................................................     4

  Consolidated Statements of Operations for the three months ended March
   31, 1997 and 1998....................................................     5

  Consolidated Statements of Cash Flows for the three months ended March
   31, 1997 and 1998....................................................     6

  Notes to Consolidated Financial Statements............................  7-16

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.................................................. 17-20

PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K................................    21

                                     PART 1

ITEM 1. Financial Information

                         ASSISTED LIVING CONCEPTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                 March 31, 1998
                                                                  As Restated
                                                    December 31,    (Note 7)
                                                        1997      (Unaudited)
                                                    ------------ --------------
ASSETS
Current assets:
  Cash and cash equivalents........................   $ 63,269      $ 29,723
  Funds held in trust..............................      1,956           --
  Accounts receivable..............................      2,185         3,139
  Prepaid expenses.................................        904           --
  Other current assets.............................      3,579         6,548
                                                      --------      --------
    Total current assets...........................     71,893        39,410
                                                      --------      --------
Property and equipment.............................    131,623       184,990
Construction in process............................    102,025        76,732
                                                      --------      --------
  Total property and equipment.....................    233,648       261,722
  Less accumulated depreciation....................      3,370         4,319
                                                      --------      --------
  Property and equipment--net......................    230,278       257,403
                                                      --------      --------
Goodwill...........................................     12,447        12,628
Other assets.......................................      9,749        10,183
                                                      --------      --------
    Total assets...................................   $324,367      $319,624
                                                      ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses............   $  8,258      $ 12,119
  Construction payable.............................     18,883        12,595
  Other current liabilities........................      2,368         2,262
  Construction financing...........................      2,150           --
  Current portion of long-term debt................        172           268
                                                      --------      --------
    Total current liabilities......................     31,831        27,244
                                                      --------      --------
Other liabilities..................................      2,592         2,594
Long-term debt.....................................     57,535        57,521
Convertible subordinated debentures................    100,165       100,165
                                                      --------      --------
    Total liabilities..............................    192,123       187,524
                                                      --------      --------
Commitments and contingencies

Shareholders' equity:
  Preferred Stock, $.01 par value; 1,000,000 shares
   authorized; none issued and outstanding.........        --            --
  Common Stock, $.01 par value; 80,000,000 shares
   authorized; issued and outstanding 15,646,478
   shares and 15,742,062 in 1997 and 1998..........        156           157
  Additional paid-in capital.......................    141,460       141,947
  Unearned compensation expense....................     (4,100)       (3,948)
  Fair market value in excess of historical cost of
   acquired net assets attributable to related
   party transactions..............................       (239)         (239)
  Accumulated deficit..............................     (5,033)       (5,817)
                                                      --------      --------
    Total shareholders' equity.....................    132,244       132,100
                                                      --------      --------
    Total liabilities and shareholders' equity.....   $324,367      $319,624
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

                         ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                           -------------------
                                                                      1998
                                                                   As Restated
                                                            1997     (Note 7)
                                                           ------  -----------
Revenues.................................................. $9,479    $18,773
Operating expenses:
  Residence operating expenses............................  5,918     11,418
  Corporate general and administrative....................    793      1,568
  Building rentals........................................    831      2,791
  Building rentals to related party.......................    480        391
  Depreciation and amortization...........................    652      1,197
                                                           ------    -------
    Total operating expenses..............................  8,674     17,365
                                                           ------    -------
Operating income..........................................    805      1,408
                                                           ------    -------
Other (income) expense:
  Interest expense........................................    694      1,062
  Interest income.........................................   (123)      (595)
  Loss on sale of assets..................................    203        209
  Other (income)..........................................    --          (7)
                                                           ------    -------
    Total other (income) expense..........................    774        669
                                                           ------    -------
Net income before cumulative effect of change in
accounting principle......................................     31        739
Cumulative effect of change in accounting principle.......    --      (1,523)
                                                           ------    -------
Net income (loss)......................................... $   31    $  (784)
                                                           ======    =======
Basic and diluted net income per common share before
 cumulative effect of change in accounting principle...... $ 0.00    $  0.05
Cumulative effect of change in accounting principle.......    --       (0.10)
                                                           ------    -------
Basic and diluted net income (loss) per common share...... $ 0.00    $ (0.05)
                                                           ======    =======
Basic and diluted weighted average common shares
 outstanding.............................................. 11,004     15,688


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                          ---------------------
                                                                       1998
                                                                    As Restated
                                                            1997     (Note 7)
                                                          --------  -----------
Operating activities:
Net income (loss).......................................  $     31   $   (784)
Adjustment to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation and amortization.........................       652      1,197
  Loss on sale of assets................................       203        209
  Compensation expense earned on restricted stock.......       --         152
  Cumulative effect of change in accounting principle...       --       1,523
Changes in operating assets and liabilities:
  Accounts receivable...................................      (295)      (954)
  Other current assets..................................    (1,508)    (2,081)
  Other assets..........................................       (93)      (518)
  Accounts payable and accrued expenses.................      (582)     3,699
  Other liabilities.....................................       298       (104)
                                                          --------   --------
Net cash (used in) provided by operating activities.....    (1,294)     2,339
                                                          --------   --------
Investing activities:
Funds held in trust.....................................      (153)     1,956
Acquisitions, net of cash and debt acquired.............       --        (354)
Purchases of property and equipment.....................   (30,488)   (37,620)
                                                          --------   --------
Net cash used in investing activities...................   (30,641)   (36,018)
                                                          --------   --------
Financing activities:
Proceeds from financing construction....................    36,350        --
Payment of construction financing.......................    (2,548)       --
Proceeds from long-term debt............................       --         170
Payments on long-term debt..............................       (27)       (88)
Debt issuance costs.....................................      (643)      (437)
Proceeds from issuance of common stock..................        18        488
                                                          --------   --------
Net cash provided by financing activities...............    33,150        133
                                                          --------   --------
Net increase (decrease) in cash and cash equivalents....     1,215    (33,546)
Cash and cash equivalents, beginning of period..........     2,105     63,269
                                                          --------   --------
Cash and cash equivalents, end of period................  $  3,320   $ 29,723
                                                          ========   ========
Supplemental disclosure of cash flow information:
Cash payments for interest..............................  $  2,166   $  2,943
Extinguishment of construction loan payable from sale
 leaseback arrangement..................................       --       2,150
Increase (decrease) in construction payable and property
 and equipment..........................................  $ (5,168)  $ (6,288)

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                ASSISTED LIVING CONCEPTS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies

The Company

  Assisted Living Concepts, Inc. ("the Company") owns, operates and develops assisted living residences which provide housing to older persons who need help with the activities of daily living such as bathing and dressing. The Company provides personal care and support services and makes available routine health care services designed to meet the needs of its residents. As of March 31, 1998, the Company had received certificates of occupancy for 145 residences of which 122 were included in operating results.

Basis of Presentation

  These consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries that manage, own and develop assisted living residences and provide ancillary services such as home health, hospice and durable medical equipment. The consolidated financial statements also include residences the Company owns or leases but are operated through joint venture agreements. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 1997.

  The financial information included herein reflects all adjustments (consisting of normal recurring adjustments with the exception of the cumulative effect of the change in accounting principle) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The result of operations for the three month periods ended March 31, 1997 and 1998 (as restated) are not necessarily indicative of the results to be expected for the full year.

2. Property and Equipment

  The Company's property and equipment are stated at cost and consist of the following (in thousands):

                                                          December 31, March 31,
                                                              1997       1998
                                                          ------------ ---------
Land.....................................................   $  7,924     11,344
Buildings and improvements...............................    119,649    167,710
Equipment................................................      1,419      1,795
Furniture................................................      2,631      4,141
                                                            --------   --------
Property and equipment...................................    131,623    184,990
Construction in process..................................    102,025     76,732
                                                            --------   --------
  Total property and equipment...........................    233,648    261,722
Less accumulated depreciation............................      3,370      4,319
                                                            --------   --------
  Property and equipment, net............................   $230,278   $257,403
                                                            ========   ========

  During the three months ended March 31, 1998, the Company capitalized interest costs of $2.0 million, relating to financing of construction in process. In addition, the Company capitalized payroll costs that are directly related to the construction and development of the residences of $576,000 for the three months ended March 31, 1998.

  As of March 31, 1998, the Company had begun construction on 26 residences (1,033 units) ($30.4 million). Construction in process also includes 17 residences (650 units) ($41.0 million) that have received a certificate of occupancy, but are pending licensure. As of March 31, 1998, the Company had also entered into agreements pursuant to which it may purchase, subject to completion of due diligence and various other conditions, 25 additional sites. The Company has capitalized $1.7 million of direct costs in conjunction with the due diligence associated with these 25 sites (984 units). The remaining costs are associated with the site selection and pre-acquisition costs.

3. Leases

  A summary of leases that the Company has entered into since its inception is as follows:

                                      Number of
                                      Sale and                Number of
                         Number of    Leaseback               Sale and                Units under
                           Leased    Residences     Total     Leaseback                 Leases
                         Residences Accounted for Number of  Residences   Units under  Accounted
                          ("Oregon  as Operating  Operating Accounted for  Operating    for as
                          Leases")     Leases      Leases   as Financings   Leases    Financings
                         ---------- ------------- --------- ------------- ----------- -----------
Leases at December 31,
 1994...................      4           --           4          --           114         --
Leases entered into in
 1995...................     --            5           5          --           150         --
                            ---          ---         ---         ---         -----        ---
Leases at December 31,
 1995...................      4            5           9          --           264         --
Leases entered into in
 1996...................      1           19          20           9           763        316
Residences repurchased
 in 1996................     --           (4)         (4)         --          (146)        --
                            ---          ---         ---         ---         -----        ---
Leases at December 31,
 1996...................      5           20          25           9           881        316
Lease unit expansion in
 1997...................     --           --          --          --            10         --
Leases entered into in
 1997...................      2           24          26           7         1,015        247
                            ---          ---         ---         ---         -----        ---
Leases at December 31,
 1997...................      7           44          51          16         1,906        563
Leases entered into in
 First Quarter 1998.....     --            1           1          --            36         --
                            ---          ---         ---         ---         -----        ---
Leases at March 31,
 1998...................      7           45          52          16         1,942        563
                            ===          ===         ===         ===         =====        ===

  During the three months ended March 31, 1998, the Company converted construction financing on one residence of approximately $2.2 million into an operating lease (initial term of 12 years) through the completion of a sale and leaseback transaction. The residence was leased back at an initial annual lease rate of approximately $195,000. The above transaction was completed with LTC Properties, Inc.

  The Company recognized a loss of $9,000 on the above sale and leaseback transaction for the three months ended March 31, 1998. In addition, the Company recognized losses of $200,000 resulting primarily from additional capital costs incurred during the three months ended March 31, 1998 on sale and leaseback transactions completed in 1997.

4. Interest Rate Swap

  During the fourth quarter of fiscal year 1997, the Company entered into a $50.0 million floating rate mortgage loan commitment with a commercial lender. During the quarter ended March 31, 1998, the Company entered into a $25.0 million interest rate swap in order to reduce its exposure with respect to such floating rate loan commitment. The swap can be settled in cash on or before its effective date of September 30, 1998.

5. Change in Accounting Principle

  On April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5). The Company adopted SOP 98-5 effective January 1, 1998. The impact of this change in accounting principle on the Company relates to the treatment of pre-opening costs associated with newly developed residences. SOP 98-5 requires that these costs be expensed as incurred as compared to the Company's previous policy to capitalize these costs prior to commencement of residence operations, amortizing them over a twelve-month period.

6. Subsequent Events

  On April 1, 1998, the Company entered into $14.6 million of mortgage debt for purposes of financing seven residences in Texas. The debt is secured by buildings, land, furniture and fixtures in connection with the seven residences. Installments are due monthly, for a period of 10 years, including annual interest of 7.73%.

  On April 7, 1998, the Company completed the private placement offering of $75.0 million of 5.625% convertible subordinated debentures ("5.625% Debentures") due May 1, 2003. The 5.625% Debentures are convertible at any time at or prior to maturity, unless previously redeemed, at a conversion price of $26.184 per common share, which equates to an aggregate of 2,864,345 shares. Interest is payable semiannually on May 1 and November 1 of each year, commencing November 1, 1998. The 5.625% Debentures are secured and subordinated to all senior indebtedness of the Company as defined in the private placement memorandum. The 5.625% Debentures are subject to redemption, as a whole or in part, at any time on or after May 15, 2001 at the Company's option.

  On April 30, 1998, the Company completed the acquisition of two assisted living residences in Plano and McKinney, Texas, having units of 66 and 50 respectively. The residences were acquired for $5.4 million and accounted for as a purchase.

7. Restatement

  On February 1, 1999, the Company announced that after consultation with its independent auditors the Company would restate its financial statements for the fiscal quarter ended June 30, 1997, the fiscal quarter ended September 30, 1997, the fiscal year ended December 31, 1997, the fiscal quarter ended March 31, 1998, the fiscal quarter ended June 30, 1998 and the fiscal quarter ended September 30, 1998. On March 31, 1999, the Company announced that the restatement would be more extensive than the Company had previously believed, and might include periods prior to the second quarter of 1997, including the fiscal year ended December 31, 1996. After further consultation with its independent auditors the Company determined to restate its financial statements for the fiscal year ended December 31, 1996, the fiscal year ended December 31, 1997 and the first three fiscal quarters of the fiscal year ended December 31, 1998.

  The restatement reduced the net income for the fiscal years ended December 31, 1996 and 1997 and for the three months ended March 31, 1998 by $2.1 million, $6.7 million and $2.7 million, respectively. The cumulative effect of the restatement reduced shareholders' equity by $11.5 million through March 31, 1998. As a result of the restatement, the Company reported net losses of $1.9 million, $2.5 million and $784,000 for the fiscal years 1996 and 1997, and the three months ended March 31, 1998 respectively, as compared to previously reported net income of $149,000, $4.2 million and $1.9 million, respectively. As a result of the restatement, the Company reported net loss per diluted share of $0.23, $0.21 and $0.05 for the fiscal years 1996 and 1997 and the three months ended March 31, 1998 respectively, compared to previously reported net income of $0.03, $0.34 and $0.12 per diluted share, respectively. After the restatement, the Company's cash position as of December 31, 1996 and 1997 and as of March 31, 1998 was $2.1 million, $63.3 million and $29.7 million, respectively, as compared to $2.1 million, $63.4 million and $29.9 million, respectively, as previously reported. In addition, the Company's working capital position on a restated basis as of December 31, 1996 and 1997 and as of March 31, 1998 was negative $27.1 million, positive $40.1 million and positive $12.2 million, respectively, as compared to previously reported working capital of negative $26.4 million, positive $41.0 million and positive $13.9 million, respectively.

  The restatement of the financial data included in this report resulted primarily from: (i) the earlier recognition of certain expenses which were previously capitalized in association with the Company's development and financing activities; (ii) a modification in how the Company accounted for certain lease arrangements; (iii) a modification in how the Company accounted for certain of its acquisitions and its joint venture arrangements; (iv) the capitalization of fees received by the Company previously recognized as either a reduction of expenses or as other income; and (v) elimination of certain accrued expenses previously recorded pursuant to a change in accounting principle.

  The following table sets forth statement of operations and balance sheet data, as originally reported and as restated as of and for the three months ended March 31, 1998. The table also sets forth the adjustments to the originally reported data resulting from the restatement, which adjustments are described in the related footnotes. As restated, the Company's March 31, 1998 balance sheet is affected by changes that resulted from the restatement of fiscal year 1996 and 1997 financial statements (which cumulative adjustments are set forth in the balance sheet under the heading "Cumulative Adjustments resulting From Prior Restatements") and by adjustments in quarter ended March 31, 1998 (which adjustments are set forth in the balance sheet under the heading "Adjustments for Quarter Ended March 31, 1998").

STATEMENT OF OPERATIONS DATA

                                                For the three months ended
                                                      March 31, 1998
                                             ------------------------------------
                                             As Previously                  As
                                               Reported    Adjustment    Restated
                                             ------------- ----------    --------
                                             (in thousands, except share data)

Revenues...................................     $18,648     $   295 (A)  $18,773
                                                               (170)(H)
Operating Expenses:
  Residence operating expenses.............      11,366         221 (A)   11,418
                                                               (169)(K)

  Corporate General and administrative.....       1,068         137 (A)    1,568
                                                                211 (B)
                                                                152 (J)

  Building rentals.........................       3,537         122 (D)    2,791
                                                               (843)(C)
                                                                (25)(E)

  Building rentals--related party..........         365          26 (D)      391

  Depreciation and amortization............       1,045        (143)(A)    1,197
                                                                189 (C)
                                                                106 (O)
                                                -------     -------      -------
    Total operating expenses...............      17,381         (16)      17,365
                                                -------     -------      -------
Operating income...........................       1,267         141        1,408
                                                -------     -------      -------
Other (income) expense:
  Interest expense.........................         268           5 (A)    1,062
                                                                843 (C)
                                                                 20 (E)
                                                               (167)(F)
                                                                 93 (G)

  Interest income..........................        (700)        105 (L)     (595)

  Loss on sale of assets...................         --          209 (E)      209

  Other (income) expense...................      (1,375)      1,368 (G)       (7)
                                                -------     -------      -------
    Total other (income) expense...........      (1,807)      2,476          669
                                                -------     -------      -------
Income (Loss) before income taxes..........       3,074      (2,335)         739
Provision for income taxes.................       1,168      (1,168)(I)      --
                                                -------     -------      -------
Net income before cumulative effect of
 change in accounting principle............     $ 1,906     $(1,167)     $   739
Cumulative effect of change in accounting
 principle.................................         --       (1,523)(A)   (1,523)
                                                -------     -------      -------
Net income (loss)..........................     $ 1,906     $(2,690)(Q)  $  (784)
                                                =======     =======      =======

Basic and diluted net income (loss) per
 common share:
  Net income (loss) before cumulative
   effect of change in accounting
   principle...............................     $  0.12                  $  0.05
  Cumulative effect of change in accounting
   principle...............................         --                     (0.10)
                                                -------                  -------
  Basic and diluted net income (loss) per
   share...................................     $  0.12                  $ (0.05)
                                                =======                  =======
Weighted average common shares outstanding:
  Basic....................................      15,688                   15,688
  Diluted..................................      17,982                   15,688

BALANCE SHEET DATA

                                             As of March 31, 1998
                                 ----------------------------------------------
                                              Cumulative
                                             Adjustments
                                              Resulting     Adjustments
                                     As       from Prior    for Quarter
                                 Previously  Restatements  Ended March 31,    As
                                  Reported       (P)            1998       Restated
                                 ----------  ------------  --------------- --------
                                                (in thousands)
ASSETS
Current Assets:
 Cash and cash equivalents.....   $ 29,885    $  (125)     $  (162)(A)     $ 29,723
                                                               125 (L)
 Funds held in trust...........        188        --          (188)(M)          --
 Accounts receivable...........      3,139        --           --             3,139
 Other currents assets.........      5,211        (21)          (2)(A)        6,548
                                                              (218)(G)
                                                               169 (K)
                                                             1,451 (I)
                                                               188 (M)
                                                              (230)(L)
                                  --------    -------      -------         --------
 Total currents assets.........     38,423       (146)       1,133           39,410
                                  --------    -------      -------         --------
Property and equipment.........    154,118     30,872          --           184,990
Construction in process........     79,402     (1,770)        (686)(A)       76,732
                                                              (211)(B)
                                                               167 (F)
                                                              (170)(H)
                                  --------    -------      -------         --------
 Total property and equipment..    233,520     29,102         (900)         261,722
 Less accumulated
  depreciation.................      3,206        893           37 (A)        4,319
                                                               183 (C)
                                  --------    -------      -------         --------
 Property and equipment--net...    230,314     28,209       (1,120)         257,403
                                  --------    -------      -------         --------
Goodwill.......................     13,684       (950)        (106)(O)       12,628

Other assets...................     11,965     (1,051)        (521)(A)       10,183
                                                                (6)(C)
                                                              (204)(E)
                                  --------    -------      -------         --------
 Total assets..................   $294,386    $26,062      $  (824)        $319,624
                                  ========    =======      =======         ========
LIABILITIES AND SHAREHOLDERS'
 EQUITY
Current Liabilities:
 Accounts payable and accrued
  expenses.....................   $ 11,690    $    52      $    93 (G)     $ 12,119
                                                               284 (A)
 Construction payables.........     12,595        --           --            12,595
 Other current liabilities.....        --       1,112        1,150 (G)        2,262
 Accrued income taxes..........        --        (411)         411 (I)          --
 Current portion of long-term
  debt.........................        268        --           --               268
                                  --------    -------      -------         --------
 Total current liabilities.....     24,553        753        1,938           27,244

Other liabilities..............        --       2,592         (146)(A)        2,594
                                                               148 (D)
Long-term debt.................     26,033     31,488          --            57,521
Convertible subordinated
 debentures....................    100,165        --           --           100,165
                                  --------    -------      -------         --------
 Total liabilities.............    150,751     34,833        1,940          187,524
                                  --------    -------      -------         --------
Shareholder equity:
 Preferred stock...............        --         --           --               --
 Common stock..................        157        --           --               157
 Additional paid-in capital....    138,092      4,081         (226)(I)      141,947
 Unearned compensation
  expense......................        --      (4,100)         152 (J)       (3,948)
 Fair market value in excess of
  historical cost of acquired
  net assets attributed to
  related party transactions...       (239)       --           --              (239)
 Accumulated earnings
  (deficit)....................      5,625     (8,752)      (2,690)(Q)       (5,817)
                                  --------    -------      -------         --------
 Shareholders' equity..........    143,635     (8,771)      (2,764)         132,100
                                  --------    -------      -------         --------
 Total liabilities and
  shareholders' equity.........   $294,386    $26,062      $  (824)        $319,624
                                  ========    =======      =======         ========

- --------
(A) During the second quarter 1998, the Company adopted Statement of Position 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5") effective January 1, 1998. Under SOP 98-5, start-up costs associated with the opening of new residences are expensed as incurred. The Company recognized a charge of $2.8 million associated with adopting SOP 98-5. Prior to the adoption of SOP 98-5, the Company capitalized pre-opening costs on its balance sheet and amortized such costs over a 12-month period. As a result of (i) the cumulative effect of balance sheet adjustments from prior restatements and (ii) a change in the accrual related to the adoption, the charge was reduced by $1.2 million to $1.5 million.

    Statement of Operations. Reflects changes resulting from the adoption of SOP 98-5.

    Balance Sheet. Reflects changes resulting from the adoption of SOP 98-5 as described above.

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

    Statement of Operations. Reflects an increase in general and administrative expenses during the period resulting from expensing payroll costs, which were previously capitalized in connection with the Company's development activities.

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

    Balance Sheet. Reflects an increase in accumulated depreciation and a decrease in other assets resulting from the change described above.

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

(E) The Company incurred losses from certain sale and leaseback transactions because the Company's cost basis in the residences (which included the capital costs associated with the development and construction of the residences) together with capitalized costs associated with opening such residences, exceeded the sale proceeds to the Company. Such losses were recorded as deferred assets and amortized over the initial term of the leases, which ranged from 15 to 20 years. The Company has determined to eliminate the deferred assets from its consolidated balance sheet and to recognize such losses in the period in which they were incurred. Gains resulting from sale and leaseback transactions continue to be recorded as deferred liabilities and amortized over the initial lease term as an offset to future reported rent expense. Unamortized deferred financing costs related to construction financing were previously included in the basis of the residence for purposes of calculating gain or loss on sale and leaseback transactions. The Company has recorded unamortized deferred financing costs as interest expense at the time the construction financing is repaid.

    Statement of Operations. Reflects an increase in loss on sale of assets and interest expense, and a reduction in rent expense, resulting from the changes described above.

    Balance Sheet. Reflects a decrease in other assets resulting from the elimination of deferred losses, in conjunction with sale and leaseback transactions.

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

    During fiscal year 1997 and for the nine months ended September 30, 1998, the Company also included in its effective cost of financing an additional diluted equity carrying cost on the Company's convertible debentures. As part of the restatement, the Company has eliminated such incremental costs from its effective financing cost calculation during this time period.

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

    Balance Sheet. Reflects an increase in accrued liabilities to reflect cash received as loss reimbursements as loans rather than other income. Other current assets decrease as a result of eliminating an account receivable from the joint venture partner for unfunded losses.

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

    Statement of Operations. Reflects a reduction in revenue resulting from the change in the accounting treatment for fees received from SHS as described above.

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

    Balance Sheet. Reflects changes in accrued taxes, additional paid in capital and in other current assets. The increase in other current assets reflects the refundable portion of taxes, which were previously paid. The decrease in additional paid in capital reflects the reversal of the tax benefit for exercise of stock options.

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

(K) During 1997, the Company recorded a vendor invoice as part of other current assets. In the first quarter of 1998, the Company charged such vendor invoice to residence operating expense. As a result of the restatement, the Company has charged this invoice to residence operating expense in the period in which it was incurred in 1997, and reversed the charge to residence operating expense previously recorded in 1998.

    Statement of Operations. Reflects the change described above.

    Balance Sheet. Reflects the change described above.

(L) During the fourth quarter of 1997, the Company overstated cash equivalents by $125,000 (which was realized in cash in the first quarter of 1998), and understated accrued interest receivable (included in other current assets on its balance sheet) by $50,000. As a result, the Company overstated interest income by $75,000 on its 1997 statement of operations. During the first quarter of 1998, the Company adjusted accrued interest receivable on its balance sheet and reduced interest income by the amount of such adjustment. Additionally, during the first quarter of 1998, the Company accrued $180,000 of interest receivable. The Company recognized this amount as a reduction in interest income over the remaining three quarters of 1998. As a result of the restatement, the Company has reduced cash and cash equivalents and eliminated the excess portion of interest income recorded during the fourth quarter of 1997. The Company also eliminated the excess interest receivable in the first quarter of 1998 and reversed the reduction of interest income previously recorded. As such, the reported net loss during fiscal 1997 will increase by $75,000 and the reported net loss for fiscal year 1998 will decrease by the same amount.

    Statement of Operations. Reflects the changes as discussed above.

    Balance Sheet. Reflects the changes as discussed above.

(M) Certain reclassifications have been made to conform to the current period's presentation.

(N) Not Used.

(O) Reflects an increase of amortization expense to reflect a 20 year useful life on goodwill.

(P) These adjustments reflect the cumulative impact of the restatement of prior periods on the balance sheet amounts.

(Q) This adjustment is the net effect on net income and accumulated deficit as a result of the adjustments described in Notes (A) through (O).

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Restatement

  On February 1, 1999, the Company announced that after consultation with its independent auditors the Company would restate its financial statements for the fiscal quarter ended June 30, 1997, the fiscal quarter ended September 30, 1997, the fiscal year ended December 31, 1997, the fiscal quarter ended March 31, 1998, the fiscal quarter ended June 30, 1998 and the fiscal quarter ended September 30, 1998. On March 31, 1999, the Company announced that the restatement would be more extensive than the Company had previously believed, and might include periods prior to the second quarter of 1997, including the fiscal year ended December 31, 1996. After further consultation with its independent auditors the Company determined to restate its financial statements for the fiscal year ended December 31, 1996, the fiscal year ended December 31, 1997 and the first three fiscal quarters in the fiscal year ended December 31, 1998.

  The restatement reduced the net income for the fiscal years ended December 31, 1996 and 1997 and for the three months ended March 31, 1998 by $2.1 million, $6.7 million and $2.7 million, respectively. The cumulative effect of the restatement reduced shareholders' equity by $11.5 million through March 31, 1998. As a result of the restatement, the Company reported net losses of $1.9 million, $2.5 million and $784,000 for the fiscal years 1996 and 1997, and the three months ended March 31, 1998 respectively, as compared to previously reported net income of $149,000, $4.2 million and $1.9 million, respectively. As a result of the restatement, the Company reported net loss per diluted share of $0.23, $0.21 and $0.05 for the fiscal years 1996 and 1997 and the three months ended March 31, 1998, respectively, compared to previously reported net income of $0.03, $0.34 and $0.12 per diluted share, respectively. After the restatement, the Company's cash position as of December 31, 1996 and 1997 and as of March 31, 1998 was $2.1 million, $63.3 million and $29.7 million, respectively, as compared to $2.1 million, $63.4 million and $29.9 million, respectively, as previously reported. In addition, the Company's working capital position on a restated basis as of December 31, 1996 and 1997 and as of March 31, 1998 was negative $27.1 million, positive $40.1 million and positive $12.2 million, respectively, as compared to previously reported working capital of negative $26.4 million, positive $41.0 million and positive $13.9 million, respectively.

  The restatement of the financial data included in this report resulted primarily from: (i) the earlier recognition of certain expenses which were previously capitalized in association with the Company's development and financing activities; (ii) a modification in how the Company accounted for certain lease arrangements; (iii) a modification in how the Company accounted for certain of its acquisitions and its joint venture arrangements; (iv) the capitalization of fees received by the Company previously recognized as either a reduction of expenses or as other income; and (v) elimination of certain accrued expenses previously recorded pursuant to a change in accounting principle.

  For statement of operations and balance sheet data, as originally reported and as restated as of and for the three months ended March 31, 1998, as well as a description of the adjustments to the originally reported data resulting from the restatement, see Note 7 to the unaudited consolidated financial statements included in Item 1 of this report.

Overview

  At the closing of the initial public offering in November, 1994, the Company began operating five assisted living residences located in Oregon. As of March 31, 1998, the Company had received a Certificate of Occupancy on 145 residences (5,460 units) of which 122 residences (4,540 units) were included in the Company's operating results.

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

  The Company previously capitalized the operating results of certain start-up residences for approximately the first two months of operations. As a result of the restatement, residences are included in operating results as of the first day of the month following licensure. Accordingly, the number of Stabilized and Start-up Residences (as defined below) at the beginning of each period, and the operating results of Stabilized and Start-up Residences in each period, have been restated. See footnote (A) to Note 7 of the consolidated financial statements included in Item 1.

  The following table sets forth, for the periods presented the number of residences and units included in operating results, and the average occupancy rates and sources of revenue for the Company. The portion of revenues received from state Medicaid agencies are labeled as "Medicaid State Portion" while the portion of the Company's revenues that a Medicaid-eligible resident must pay out of his or her own resources is labeled "Medicaid Resident Portion". Stabilized Residences are defined as those residences which were operating for more than twelve months prior to the beginning of the period or had achieved a 95% occupancy rate as of the beginning of the reporting period. Start-up Residences are defined as those residences, which were operating for less than twelve months prior to the beginning of the period or had not achieved a 95% occupancy rate as of the beginning of the reporting period.

                                                        Three Months Ended
                                                          March 31, 1998
                                                    ---------------------------
                                                    Stabilized  Start-up
Total Residences                                    Residences Residences Total
- ----------------                                    ---------- ---------- -----
Residences operated (end of period)................      63         59      122
Units operated (end of period).....................   2,276      2,264    4,540
Average occupancy rate.............................    92.9%      47.7%    71.7%
Sources of revenue:
  Medicaid state portion...........................    13.2%       9.0%    10.6%
  Medicaid resident portion........................     7.6%       4.3%     5.9%
  Private..........................................    79.2%      86.7%    83.5%
                                                      -----      -----    -----
    Total..........................................   100.0%     100.0%   100.0%
                                                      =====      =====    =====

Results of Operations

 Three months ended March 31, 1998 compared to three months ended March 31,
1997

  The Company had a net loss of $784,000, or $0.05 per basic and diluted share, on revenue of $18.8 million for the three months ended March 31, 1998 as compared to net income of $31,000, or $0.00 per basic and diluted share, on revenues of $9.5 million for the three months ended March 31, 1997.

  The Company had certificates of occupancy for 145 residences, 122 of which were included in the operating results as of March 31, 1998 as compared to 85 residences with certificates of occupancy, 70 of which were included in the operating results as of March 31, 1997. Of the residences included in the operating results as of March 31, 1998, the Company owned 54 residences and leased 68 residences (52 of which were operating leases and 16 which are accounted for as financings) as compared to 27 owned residences and 43 leased residences (34 of which were operating leases and nine which are accounted for as financings) as of March 31, 1997.

  Revenue. Revenue was $18.8 million for the three months ended March 31, 1998 as compared to $9.5 million for the three months ended March 31, 1997, an increase of $9.3 million. This increase was primarily due to the opening of an additional 52 residences (2,036 units) since March 31, 1997.

  Residence Operating Expenses. Residence operating expenses were $11.4 million for the three months ended March 31, 1998 as compared to $5.9 million for the three months ended March 31, 1997, an increase of $5.5 million. The increase was primarily due to the opening of an additional 52 residences (2,036 units) since March 31, 1997.

  Corporate General and Administrative. Corporate general and administrative expenses were $1.6 million for the three months ended March 31, 1998 as compared to $793,000 for the three months ended March 31, 1997. The Company's corporate general and administrative expenses before capitalized payroll costs were $2.2 million for the three months ended March 31, 1998 as compared to $1.3 million for the three months ended March 31, 1997, an increase of $867,000. This increase results from an additional investment in the Company's corporate and regional infrastructure to support the development and operation of new residences including the expansion into new states. The Company capitalized $576,000 of payroll costs for the three months ended March 31, 1998 as compared to $493,000 for the three months ended March 31, 1997 resulting from the Company's on-going development activities.

  Building Rentals. Building rentals were $3.2 million for the three months ended March 31, 1998 as compared to $1.3 million for the three months ended March 31, 1997, an increase of $1.9 million. This increase is due to the 18 operating leases entered into subsequent to March 31, 1997. As of March 31, 1998 the Company had 52 operating leases as compared to 34 operating leases as of March 31, 1997.

  Depreciation and Amortization. Depreciation and amortization was $1.2 million for the three months ended March 31, 1998 as compared to $652,000 for the three months ended March 31, 1997, an increase of $545,000. The increase in depreciation is the result of additional owned residences due to the Company's increased emphasis on asset ownership. As of March 31, 1998, the Company owned 54 residences as compared to 27 residences as of March 31, 1997. Depreciation expense also included depreciation associated with sale and leaseback transactions completed during fiscal years 1996 and 1997 which were accounted for as financings. Amortization expense decreased as a result of the impact of the adoption of SOP 98-5 as of January 1, 1998 which requires the Company to expense start-up costs as they are incurred. Prior to the adoption of SOP 98-5, the Company's policy was to defer certain start-up costs associated with opening new residences and amortize them over the first twelve months of the residence's operations.

  Interest Expense. Interest expense was $1.1 million for the three months ended March 31, 1998 as compared $694,000 for the three months ended March 31, 1997. Gross interest expense for the three months ended March 31, 1998 was $3.1 compared to $2.0 million for the three months ended March 31, 1997, an increase of $1.1 million. The increase is due primarily to interest expense incurred during the three months ended March 31, 1998 of $1.5 million on the 6.0% Debentures due 2005 issued in October, 1997, an increase of $380,000 of interest on the 16 sale and leaseback transactions accounted for as financings, seven of which were entered into subsequent to March 31, 1997, $144,000 of interest incurred on loans pursuant to the Company's joint venture agreements, an increase of $65,000 on State of Idaho Housing and Finance Association loans completed subsequent to March 31, 1997, combined with a decrease of interest incurred on construction bridge loans of $1.0 million. The Company capitalized $2.0 million and $1.3 million of interest expense for the three months ended March 31, 1998 and 1997, respectively.

  Interest Income. Interest income was $595,000 for the three months ended March 31, 1998 as compared to $123,000 for the three months ended March 31, 1997, an increase of $472,000. The increase is due to higher cash balances available to invest.

  Loss on Sale of Assets. Loss on sale of assets was $209,000 for the three months ended March 31, 1998 as compared to $203,000 for the three months ended March 31, 1997. This increase was due to losses incurred in connection with the one sale and leaseback transaction entered into during the three months ended March 31, 1998 and due to additional capital costs incurred during the three months ended March 31, 1998 on transactions completed in 1997. The Company entered into one sale and leaseback transaction during the three months ended March 31, 1998 as compared to no such transactions during the three months ended March 31, 1997.

  Net Income (Loss). As a result of the above, net loss was $784,000 or $0.05 per basic and diluted share for the three months ended March 31, 1998, compared to net income of $31,000, or $0.00 per basic and diluted share for the three months ended March 31, 1997.

Liquidity and Capital Resources

  The following table sets forth certain data from the statement of cash flows as reported and as restated as a result of the adjustments discussed in Note 7 to the financial statements for the three months ended March 31, 1998 (in thousands).

                                                       As Previously    As
                                                       Reported(/1/) Restated
                                                       ------------- --------
   Net cash provided by operating activities..........   $  1,941    $  2,339
   Net cash used in investing activities..............    (29,621)    (36,018)
   Net cash (used in) provided by financing
    activities........................................     (5,829)        133
                                                         --------    --------
     Net decrease in cash and cash equivalents........   $(33,509)   $(33,546)
                                                         ========    ========

- --------
(1) Reflects certain reclassifications to conform to the presentation in the current year's consolidated statement of cash flows. Amounts as previously reported do not reflect the adoption of SOP 98-5, which is reflected in amounts as restated. SOP 98-5 was adopted during the second quarter of 1998 effective as of January 1, 1998.

  As a result of the restatement, the Company's cash position as of December 31, 1996 and 1997 and as of March 31, 1998 was $2.1 million, $63.3 million and $29.7 million, respectively, as compared to $2.1 million, $63.4 million and $29.9 million, respectively, as previously reported. The Company's working capital position on a restated basis as of December 31, 1996 and 1997 and as of March 31, 1998 was negative $27.1 million, positive $40.1 million and positive $12.2 million, respectively, as compared to previously reported working capital of negative $26.4 million, positive $41.0 million and positive $13.9 million, respectively. Net cash provided by operating activities increased by $398,000. Net cash used in investing activities increased by $6.4 million and net cash used by financing activities decreased by $6.0 million, primarily as a result of the reclassification of change in construction payables to a non-cash disclosure (See Supplemental disclosure of cash flow information).

  At March 31, 1998, the Company had positive working capital of approximately of $12.2 million including liabilities for construction payables. Exclusive of these, working capital was $24.8 million.

  Net cash provided by operating activities was approximately $2.3 million during the three month period ended March 31, 1998.

  Net cash used in investing activities totaled $36.0 million during the three month period ended March 31, 1998. The primary use of cash was $37.6 million related to the development of new assisted living residences. During the first quarter of 1998 the Company converted $2.2 million of construction financing to a long-term operating lease through a sale and leaseback transaction completed with respect to one residence.

  Net cash provided by financing activities totaled $133,000 during the three month period ended March 31, 1998. The source of funds was primarily from $488,000 of proceeds received from the issuance of common stock.

  As of March 31, 1998, the Company had invested excess cash balances in short-term certificates of deposit and U.S. Treasury securities.

                                    PART II

                               Other Information

ITEM 6. Exhibits and Reports on Form 8-K

  (a) The following documents are filed as part of this report:

     Exhibit
     Number
     -------
     12      Ratio of Earnings to Fixed Charges
     27      Financial Data Schedule

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

September 23, 1999                               /s/ M. Catherine Maloney
                                          By: _________________________________
                                            Name:  M. Catherine Maloney
                                            Title: Vice President/Controller
                                                   and Chief Accounting Officer