Form 10-Q/A
period 1998-06-30
ASSISTED LIVING CONCEPTS INC
filed 1999-09-29
CIK 929994

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20459

                                  FORM 10-Q/A

(Mark
One)

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

                   11835 N.E. Glenn Widing Drive, Building E
                          Portland, Oregon 97220-9057
                   (Address of principal executive offices)

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

                                YES [X] NO [_]

   The Registrant had 16,767,317 shares of common stock, $.01 par value, outstanding at July 31, 1998.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               Explanatory Note

   On February 1, 1999, Assisted Living Concepts, Inc. (the "Company") announced that after consultation with its independent auditors the Company would restate its consolidated financial statements for the fiscal quarter ended June 30, 1997, the fiscal quarter ended September 30, 1997, the fiscal year ended December 31, 1997, the fiscal quarter ended March 31, 1998, the fiscal quarter ended June 30, 1998 and the fiscal quarter ended September 30, 1998. On March 31, 1999, the Company announced that the restatement would be more extensive than the Company had previously believed, and might include periods prior to the second quarter of 1997, including the fiscal year ended December 31, 1996. After further consultation with its independent auditors, the Company determined to restate its consolidated financial statements for the fiscal year ended December 31, 1996, the fiscal year ended December 31, 1997 and the first three fiscal quarters of the fiscal year ended December 31, 1998. This amendment includes in Item 1 such restated consolidated financial statements for the three- and six-month periods ended June 30, 1998 and other information relating to such restated consolidated financial statements, including Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2). Information regarding the effect of the restatement on the Company's results of operations for the three- and six-months ended June 30, 1998 is included in Item 2 of this amendment and in Note 10 to the consolidated financial statements included in Item 1 of this amendment.

   Since February 1, 1999 12 separate complaints, which have since been consolidated into one action, have been filed against the Company and certain of its officers and directors in the United States District Court for the District of Oregon. On July 23, 1999, a consolidated complaint was filed in connection with this litigation. The consolidated complaint purports to be brought on behalf of a class of purchasers of the Company's common stock from July 28, 1997 through March 31, 1999 and on behalf of a class of purchasers of its 6.0% Convertible Subordinated Debentures (the "6.0% Debentures") and 5.625% Convertible Subordinated Debentures (the "5.625% Debentures") and, together with the 6.0% Debentures (the "Debentures"), from the date of issuance through March 31, 1999. The consolidated complaint alleges violations of the federal securities laws and seeks unspecified damages. It also names as additional defendants certain of the Company's directors that were not named previously, as well as the Company's independent auditors (solely in connection with the Company's 1998 offering of 5.625% Debentures) and the underwriters in connection with the Company's 1997 offering of 6.0% Debentures.

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

                         ASSISTED LIVING CONCEPTS, INC.

                                  FORM 10-Q/A

                                 June 30, 1998

                                     INDEX

                                                                          Page
                                                                          -----
PART I--FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Balance Sheets as of December 31, 1997 and June 30,
     1998................................................................     4

    Consolidated Statements of Operations for the three and six months
     ended June 30, 1997 and June 30, 1998...............................     5

    Consolidated Statements of Cash Flows for the six months ended June
     30, 1997 and June 30, 1998..........................................     6

    Notes to Consolidated Financial Statements...........................  7-17

  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations................................................. 18-23

PART II--OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K...............................    24

                                     PART 1

Item 1-- Financial Information

                         ASSISTED LIVING CONCEPTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                     June 30,
                                                                       1998
                                                                    As Restated
                                                       December 31,  (Note 10)
                                                           1997     (Unaudited)
                                                       ------------ -----------
ASSETS
Current assets:
  Cash and cash equivalents...........................   $ 63,269    $ 76,306
  Funds held in trust.................................      1,956         --
  Accounts receivable.................................      2,185       3,056
  Other current assets................................      4,483       5,531
                                                         --------    --------
    Total current assets..............................     71,893      84,893
                                                         --------    --------
Property and equipment................................    131,623     240,120
Construction in process...............................    102,025      57,636
                                                         --------    --------
    Total property and equipment......................    233,648     297,756
    Less accumulated depreciation.....................      3,370       5,718
                                                         --------    --------
    Property and equipment net........................    230,278     292,038
Goodwill..............................................     12,447       5,228
Other assets..........................................      9,749      12,760
                                                         --------    --------
    Total assets......................................   $324,367    $394,919
                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses...............   $  8,258    $ 13,576
  Construction payables...............................     18,883      11,265
  Other current liabilities...........................      2,368       2,229
  Construction financing..............................      2,150         --
  Current portion of long-term debt...................        172         388
                                                         --------    --------
    Total current liabilities.........................     31,831      27,458
                                                         --------    --------
Other liabilities.....................................      2,592       2,737
Long-term debt........................................     57,535      71,896
Convertible subordinated debentures...................    100,165     175,165
                                                         --------    --------
    Total liabilities.................................    192,123     277,256
                                                         --------    --------
Commitments and contingencies

Shareholders' equity:
Preferred Stock, $.01 par value; 1,000,000 shares
 authorized; none issued and outstanding..............        --          --
Common Stock, $.01 par value; 80,000,000 shares
 authorized; issued and outstanding 15,646,478 and
 15,754,822 shares in 1997 and 1998...................        156         158
Additional paid-in capital............................    141,460     139,189
Unearned compensation expense.........................     (4,100)     (3,796)
Fair market value in excess of historical cost of
 acquired net assets attributable to related party
 transactions.........................................       (239)       (239)
Accumulated deficit...................................     (5,033)    (17,649)
                                                         --------    --------
    Total shareholders' equity........................    132,244     117,663
                                                         --------    --------
    Total liabilities and shareholders' equity........   $324,367    $394,919
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

                         ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                             Three Months
                                                Ended         Six Months Ended
                                               June 30,           June 30,
                                           -----------------  -----------------
                                                    1998 As            1998 As
                                                    Restated           Restated
                                                     (Note              (Note
                                            1997      10)      1997      10)
                                           -------  --------  -------  --------
Revenues.................................  $11,108  $ 21,153  $20,587  $ 39,926
Operating expenses:
  Residence operating expenses...........    6,838    13,139   12,756    24,556
  Corporate general and administrative...      782     2,045    1,575     3,613
  Building rentals.......................    1,138     2,811    1,969     5,603
  Building rentals to related party......      488       389      968       779
  Depreciation and amortization..........      852     1,503    1,504     2,700
  Site abandonment costs.................      --      1,001      --      1,001
  Write-off of impaired assets and
   related expenses......................      --      8,874      --      8,874
                                           -------  --------  -------  --------
    Total operating expenses.............   10,098    29,762   18,772    47,126
                                           -------  --------  -------  --------
Operating income (loss)..................    1,010    (8,609)   1,815    (7,200)
                                           -------  --------  -------  --------
Other (income) expense:
  Interest expense.......................    1,141     2,945    1,835     4,007
  Interest income........................     (153)   (1,006)    (276)   (1,600)
  Loss on sale of assets.................      221       211      424       420
  Other (income) expense.................     (125)    1,072     (125)    1,065
                                           -------  --------  -------  --------
    Total other (income) expense.........    1,084     3,222    1,858     3,892
                                           -------  --------  -------  --------
Net income (loss) before cumulative
 effect of change in accounting
 principle...............................  $   (74) $(11,831) $   (43) $(11,092)
Cumulative effect of change in accounting
 principle...............................      --        --       --     (1,523)
                                           -------  --------  -------  --------
Net income (loss)........................  $   (74) $(11,831) $   (43) $(12,615)
                                           =======  ========  =======  ========
Basic and diluted net income (loss) per
 common share before cumulative effect of
 change in accounting principle..........  $ (0.01) $  (0.75) $  0.00  $  (0.71)
Cumulative effect of change in accounting
 principle...............................      --        --       --      (0.10)
                                           -------  --------  -------  --------
Basic and diluted net income (loss) per
 common share............................  $ (0.01) $  (0.75) $  0.00  $  (0.81)
                                           =======  ========  =======  ========
Basic and diluted weighted average common
 shares outstanding......................   11,044    15,679   11,044    15,682


  The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                            -----------------
                                                                       1998
                                                                     Restated
                                                                      (Note
                                                             1997      10)
                                                            -------  --------
Operating activities:
Net loss................................................... $   (43) $(12,615)
Adjustment to reconcile net loss to net cash provided by
 operating activities:
  Depreciation and amortization............................   1,504     2,700
  Site abandonment cost....................................     --      1,001
  Write-off of impaired assets and related expenses........     --      8,874
  Loss on sale of asset....................................     424       420
  Cumulative effect of change in accounting principle......     --      1,523
  Compensation expense earned on restricted stock..........     --        304
Changes in operating assets and liabilities, excluding
 effects of acquisitions:
  Accounts receivable, net.................................    (353)     (871)
  Other current assets.....................................    (569)   (1,064)
  Other assets.............................................    (250)     (366)
  Accounts payable and accrued expenses....................   1,235     3,592
  Other liabilities........................................     104         6
                                                            -------  --------
Net cash provided by operating activities..................   2,052     3,504
                                                            -------  --------
Investing activities:
Funds held in trust........................................    (173)    1,956
Acquisitions, net of cash acquired.........................     --     (8,564)
Proceeds from sale of land and residences..................  10,618     2,813
Purchases of property and equipment........................ (52,283)  (70,813)
                                                            -------  --------
Net cash used in investing activities...................... (41,838)  (74,608)
                                                            -------  --------
Financing activities:
Proceeds from short-term construction borrowings expected
 to be refinanced..........................................  43,210       --
Repayments of construction financing....................... (10,150)      --
Proceeds from long-term debt...............................  14,508    14,742
Payments on long-term debt.................................     (55)     (165)
Proceeds from issuance of common stock.....................      73       483
Proceeds from issuance of convertible subordinated
 debentures................................................     --     75,000
Purchase of common stock...................................     --     (2,753)
Debt issuance costs of long-term debt......................  (1,077)   (3,166)
                                                            -------  --------
Net cash provided by financing activities..................  46,509    84,141
                                                            -------  --------
Net increase in cash and cash equivalents..................   6,723    13,037
Cash and cash equivalents, beginning of period.............   2,105    63,269
                                                            -------  --------
Cash and cash equivalents, end of period................... $ 8,828  $ 76,306
                                                            =======  ========
Supplemental disclosure of cash flow information:
  Cash payments for interest............................... $ 3,783  $  5,472
  Cash payments for income taxes...........................     --        590
  Extinguishment of construction financing with sale
   leaseback transaction...................................     --      2,150
  Decrease in construction loan payable.................... $(1,920) $ (7,618)

  The accompanying notes are an integral part of these consolidated financial statements.

                        ASSISTED LIVING CONCEPTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies

   The Company

   Assisted Living Concepts, Inc. ("the Company") owns, operates and develops assisted living residences which provide housing to older persons who need help with the activities of daily living such as bathing and dressing. The Company provides personal care and support services and makes available routine health care services designed to meet the needs of its residents. As of June 30, 1998, the Company had received certificates of occupancy for 161 residences of which 143 were included in operating results.

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

   The financial information included herein reflects all adjustments (consisting of normal recurring adjustments with the exception of the cumulative effect of the change in accounting principle, site abandonment costs, and the write-off of impaired assets and related expenses) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The result of operations for the three and six-month periods ended June 30, 1997 and 1998 (as restated) are not necessarily indicative of the results to be expected for the full year.

2. Property and Equipment

   The Company's property and equipment are stated at cost and consist of the following (in thousands):

                                                          December 31, June 30,
                                                              1997       1998
                                                          ------------ --------
Land.....................................................   $  7,924   $ 14,708
Buildings and improvements...............................    119,649    217,095
Equipment................................................      1,419      2,141
Furniture................................................      2,631      6,176
                                                            --------   --------
Property and Equipment...................................    131,623    240,120
Construction in progress.................................    102,025     57,636
                                                            --------   --------
    Total property and equipment.........................    233,648    297,756
Less accumulated depreciation............................      3,370      5,718
                                                            --------   --------
Property and equipment, net..............................   $230,278   $292,038
                                                            ========   ========

   As a result of the Company's decision to reduce the number of new residence openings during the year ended December 31, 1999 and beyond, the Company wrote-off $1.0 million of capitalized costs during the three months ended June 30, 1998 relating to the abandonment of 11 development sites and other miscellaneous development costs.

   During the three and six months ended June 30, 1998, the Company capitalized interest costs of $1.4 million and $3.5 million, respectively, relating to financing of construction in process. In addition, the Company capitalized payroll costs that are directly related to the construction and development of the residences of $442,000 and $1.0 million for three and six months ended June 30, 1998, respectively.

   As of June 30, 1998, the Company had begun construction on 22 residences (894 units) ($30.5 million). Construction in process also includes 11 residences (438 units) ($25.2 million) that have received a certificate of occupancy, but are pending licensure. As of June 30, 1998, the Company had also entered into agreements pursuant to which it may purchase, subject to completion of due diligence and various other conditions, 34 additional sites. The Company has capitalized $1.7 million of direct costs in conjunction with the due diligence associated with these 34 sites (1,349 units). The remaining costs are associated with site selection and pre-acquisition costs.

   In addition, during the three month period ended June 30, 1998 the Company purchased three residences (164 units), two in Texas and one in Louisiana, for a total purchase price of approximately $8.2 million and accounted for such acquisitions as a purchase.

3. Leases

   A summary of leases that the Company has entered into since its inception is as follows:

                                               Number of
                                                Sale and            Number of
                                               Leaseback             Sale and              Units
                                    Number of  Residences           Leaseback              under
                                      Leased   Accounted    Total   Residences   Units     Leases
                                    Residences   for as   Number of Accounted    under   Accounted
                                     ("Oregon  Operating  Operating   for as   Operating   for as
                                     Leases")    Leases    Leases   Financings  Leases   Financings
                                    ---------- ---------- --------- ---------- --------- ----------
   Leases at December 31, 1994....       4          --         4         --        114        --
   Leases entered into in 1995....      --           5         5         --        150        --
                                       ---        ----       ---       ----      -----      ----
   Leases at December 31, 1995....       4           5         9         --        264        --
   Leases entered into in 1996....       1          19        20          9        763       316
   Residences repurchased in 1996.      --          (4)       (4)        --       (146)       --
                                       ---        ----       ---       ----      -----      ----
   Leases at December 31, 1996....       5          20        25          9        881       316
   Leases entered into in 1997....       2          24        26          7      1,015       247
   Lease unit expansion in 1997...      --          --        --         --         10        --
                                       ---        ----       ---       ----      -----      ----
   Leases at December 31, 1997....       7          44        51         16      1,906       563
   Leases entered into in First
    Quarter 1998..................      --           1         1         --         36        --
                                       ---        ----       ---       ----      -----      ----
   Leases at March 31, 1998.......       7          45        52         16      1,942       563
   Leases entered into in Second
    Quarter 1998..................      --           1         1         --         35        --
                                       ---        ----       ---       ----      -----      ----
   Leases at June 30, 1998........       7          46        53         16      1,977       563
                                       ===        ====       ===       ====      =====      ====

   During the three months ended June 30, 1998, the Company completed the sale of one residence under sale and leaseback arrangements. The Company sold the residence for approximately $2.8 million and leased it back over initial terms of 12 years. The residence was leased back at an initial annual lease rate of approximately $442,000. The above transaction was completed with LTC Properties, Inc.

   The Company recognized a gain of approximately $40,000 on the above transaction for the three months ended June 30, 1998 which has been recorded as deferred income and will be amortized over the initial term of the lease. The Company recognized losses of $211,000 during the three months ended June 30, 1998, primarily as a result of additional capital costs incurred during the current period on sale and leaseback transactions completed in prior periods.

   During the second quarter ended June 30, 1998, the Company determined that it would not enter into sale and leaseback arrangements to the full extent of sale and leaseback commitments the Company had outstanding. The Company recorded a $1.2 million liability for expenses expected to be incurred in connection with this determination. Of such amount, $200,000 was recorded as corporate general and administrative expense and $1.0 million as other expense.

4. Long Term Debt

   On April 1, 1998 the Company entered into $14.6 million of mortgage debt for purposes of financing seven residences in Texas. The debt is secured by buildings, land, furniture and fixtures in connection with the seven residences. Installments are due monthly, for a period of 10 years, including annual interest of 7.73%.

5. Convertible Subordinated Debentures

   On April 7, 1998, the Company completed a private placement of $75.0 million of 5.625% convertible subordinated debentures due May 1, 2003 (the "5.625% Debentures"). The 5.625% Debentures are convertible at any time at or prior to maturity, unless previously redeemed, at a conversion price of $26.184 per common share, which equates to an aggregate of 2,864,345 shares. Interest is payable semiannually on May 1 and November 1 of each year, commencing November 1, 1998. The 5.625% Debentures are unsecured and subordinated to all senior indebtedness of the Company. The 5.625% Debentures are redeemable at par, as a whole or in part, at any time on or after May 15, 2001 at the Company's option.

6. Interest Rate Swap

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

7. Write-off of Impaired Assets and Related Expenses

   In June 1998, the Company announced a plan to exit all home health business operations being conducted by Pacesetter Home Health Care, Inc. ("Pacesetter"). The decision to exit Pacesetter's operations was a result of certain laws becoming effective that adversely affect the prospective payment system for home health care services. The Company recorded a $8.9 million charge to earnings in the second quarter of 1998. Such charge consisted of (i) a $7.5 million write-off of all unamortized goodwill incurred in connection with the purchase of Home and Community Care, Inc. ("HCI") in 1997 and (ii) a $1.4 million provision for estimated exit costs expected to be incurred during the phase out period. Of this $1.4 million provision, $560,000 related to severance, salaries and benefits incremental to the shut down effort; $720,000 related to leases, equipment and related costs of closing offices; and $150,000 related to travel and moving costs. The Company expects the phase out period to conclude during 1999.

8. Change in Accounting Principle

   On April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5). The Company adopted SOP 98-5 effective as of January 1, 1998. The impact of this change in accounting principle on the Company relates to the treatment of pre-opening costs associated with newly-developed residences. SOP 98-5 requires that these costs be expensed as incurred compared to the Company's previous policy to capitalize these costs prior to the commencement of residence operations, amortizing them over a twelve-month period.

9. Subsequent Events

   During July, 1998, the Company completed a $12.7 million tax exempt financing and a $530,000 taxable bond financing, secured by seven residences in the state of Ohio, at a weighted average interest rate of approximately 5%. In addition, the Company obtained mortgage financing for three Oregon properties in the amount of $6.6 million at a fixed rate of 7.6%.

   Effective August 3, 1998, the Company called for redemption all of the $13.9 million of its 7.0% convertible subordinated debentures Due 2005 outstanding as of such date. As of August 3, 1998, all debentures were converted at a price of $7.50 per share, resulting in the issuance of 1,855,334 shares of common stock.

   During August, 1998, the Company repurchased 101,900 shares of common stock at prices ranging from $13.375 to $13.875 in accordance with a stock repurchase plan initiated in May, 1998. The Company is authorized to repurchase 500,000 shares, of which 301,900 have been repurchased as of August 9, 1998.

10. Restatement

   On February 1, 1999, the Company announced that after consultation with its independent auditors the Company would restate its financial statements for the fiscal quarter ended June 30, 1997, the fiscal quarter ended September 30, 1997, the fiscal year ended December 31, 1997, the fiscal quarter ended March 31, 1998, the fiscal quarter ended June 30, 1998 and the fiscal quarter ended September 30, 1998. On March 31, 1998, the Company announced that the restatement would be more extensive than the Company had previously believed, and might include periods prior to the second quarter of 1997, including the fiscal year ended December 31, 1996. After further consultation with its independent auditors, the Company determined to restate its financial statements for the fiscal year ended December 31, 1996, the fiscal year ended December 31, 1997 and the first three fiscal quarters of the fiscal year ended December 31, 1998.

   The restatement reduced the net income for the fiscal years ended December 31, 1996 and 1997 and the six months ended June 30, 1998 by $2.1 million, $6.7 million, and $7.5 million, respectively. The cumulative effect of the restatement reduced shareholders' equity by $16.4 million through June 30, 1998. As a result of the restatement, the Company reported net losses of $1.9 million, $2.5 million, and $12.6 million for the fiscal years 1996 and 1997, and the six months ended June 30, 1998 respectively, as compared to previously reported net income of $149,000, $4.2 million, and a net loss of $5.1 million, respectively. As a result of the restatement the Company reported net loss per diluted share of $0.23, $0.21 and $0.81 for the fiscal years 1996 and 1997 and the six months ended June 30, 1998, respectively, compared to previously reported net income of $0.03 and $0.34, and net loss of $0.32, per diluted share, respectively. After the restatement, the Company's cash position as of December 31, 1996 and 1997 and as of June 30, 1998 was $2.1 million, $63.3 million and $76.3 million, respectively, as compared to $2.1 million, $63.4 million and $76.5 million, respectively, as previously reported. In addition, the Company's working capital position on a restated basis as of December 31, 1996 and 1997 and as of June 30, 1998 was negative $27.1 million, positive $40.1 million and positive $57.4 million, respectively, as compared to previously reported working capital of negative $26.4 million, positive $41.0 million and positive $58.9 million, respectively.

   The restatement of the financial data included in this report resulted primarily from: (i) the earlier recognition of certain expenses which were previously capitalized in association with the Company's development and financing activities; (ii) a modification in how the Company accounted for certain lease arrangements; (iii) a modification in how the Company accounted for certain of its acquisitions and its joint venture arrangements; (iv) the capitalization of fees received by the Company previously recognized as either a reduction of expenses or as other income; (v) the elimination of an impairment write-down that the Company had previously recorded on three of its residences; (vi) elimination of certain accrued expenses previously recorded pursuant to a change in accounting principle; and (vii) the increase in goodwill written-off in the second quarter of 1998 relating to exiting the Company's home health operation.

   The following table sets forth statement of operations and balance sheet data, as originally reported and as restated, as of and for the three and six months ended June 30, 1998. The table also sets forth the adjustments to the originally reported data resulting from the restatement, which adjustments are described in the related footnotes. As restated, the Company's June 30, 1998 balance sheet is affected by changes that resulted from the restatement of fiscal year 1996 and 1997 financial statements (which cumulative adjustments are set forth in the balance sheet under the heading "Cumulative Adjustments resulting from Prior Restatements") and by adjustments in the quarter ended June 30, 1998 (which adjustments are set forth in the balance sheet under the heading "Adjustments for Six Months Ended June 30, 1998").

STATEMENT OF OPERATIONS DATA

                           Three Months Ended June 30,
                                       1998                    Six Months Ended June 30, 1998
                          ---------------------------------    ---------------------------------
                              As                                   As
                          Previously                  As       Previously                  As
                           Reported  Adjustment    Restated     Reported  Adjustment    Restated
                          ---------- ----------    --------    ---------- ----------    --------
                                      (in thousands except per share data)

Revenues................   $21,353    $  (200)(H)  $ 21,153     $40,296    $  (370)(H)  $ 39,926
Operating Expenses:
 Residence operating
  expenses..............    13,139        --         13,139      24,725       (169)(K)    24,556

 Corporate general and
  administrative........     1,389        204 (B)     2,045       2,448        415 (B)     3,613
                                          152 (J)                              304 (J)
                                          100 (H)                              100 (H)
                                          200 (O)                              146 (A)
                                                                               200 (O)

 Building rentals.......     3,573       (843)(C)     2,811       7,111     (1,686)(C)     5,603
                                          118 (D)                              240 (D)
                                          (37)(E)                              (62)(E)
 Building rentals to
  related party.........       364         25 (D)       389         728         51 (D)       779

 Depreciation and
  amortization..........     1,224         70 (A)     1,503       2,089        107 (A)     2,700
                                          189 (C)                              378 (C)
                                           20 (O)                              126 (O)
 Site abandonment
  costs.................       --       1,001 (O)     1,001         --       1,001 (O)     1,001
 Write-off of impaired
  assets................     8,495        379 (O)     8,874       8,495        379 (O)     8,874
                           -------    -------      --------     -------    -------      --------
   Total operating
    expenses............    28,184      1,578        29,762      45,596      1,530        47,126
                           -------    -------      --------     -------    -------      --------
Operating income (loss).    (6,831)    (1,778)       (8,609)     (5,300)    (1,900)       (7,200)
                           -------    -------      --------     -------    -------      --------
Other (income) expense:
 Interest expense.......       380        843 (C)     2,945         653      1,686 (C)     4,007
                                        1,607 (F)                               20 (E)
                                          115 (G)                            1,440 (F)
                                                                               208 (G)


 Interest income........      (946)       (60)(L)    (1,006)     (1,645)        45 (L)    (1,600)

 Loss on sale of
  assets................       --         211 (E)       211         --         420 (E)       420
 Other (income)
  expense...............    (1,429)     1,501 (G)     1,072      (2,804)     2,869 (G)     1,065
                                        1,000 (O)                            1,000 (O)
                           -------    -------      --------     -------    -------      --------
   Total Other (income)
    expense.............    (1,995)     5,217         3,222      (3,796)     7,688         3,892
                           -------    -------      --------     -------    -------      --------
Loss before income taxes
 .......................    (4,836)    (6,995)      (11,831)     (1,504)    (9,588)      (11,092)
Provision for income
 taxes..................      (458)       458 (I)       --         (809)       809 (I)       --
                           -------    -------      --------     -------    -------      --------
Net loss before
 cumulative effect of
 change in accounting
 principle..............    (4,378)    (7,453)      (11,831)     (2,313)    (8,779)      (11,092)
Cumulative effect of
 change in accounting
 principle..............       --         --            --       (2,770)     1,247 (A)    (1,523)
                           -------    -------      --------     -------    -------      --------
Net loss................   $(4,378)   $(7,453)(Q)  $(11,831)    $(5,083)   $(7,532)(Q)  $(12,615)
                           =======    =======      ========     =======    =======      ========
Basic and diluted net
 loss per common share:
 Net loss before
  cumulative effect of
  change in accounting
  principle.............   $ (0.28)                $  (0.75)    $ (0.15)                $  (0.71)
 Cumulative effect of
  change in accounting
  principle.............       --                       --        (0.17)                   (0.10)
                           -------                 --------     -------                 --------
 Basic and diluted net
  loss per share........   $ (0.28)                $  (0.75)    $ (0.32)                $  (0.81)
                           =======                 ========     =======                 ========
 Basic and diluted
  weighted average
  common shares
  outstanding...........    15,749                   15,679(1)   15,717                   15,682(1)

- --------
(1) Reflects a recalculation of weighted average common shares outstanding.

BALANCE SHEET DATA

                                            As of June 30, 1998
                                ----------------------------------------------
                                            Cumulative  Adjustments
                                           Adjustments   for Six-
                                            Resulting     Months
                                    As      from Prior     Ended
                                Previously Restatements  June 30,        As
                                 Reported      (P)         1998       Restated
                                ---------- ------------ -----------   --------
                                               (in thousands)
ASSETS
Current Assets:
 Cash and cash equivalents.....  $ 76,468    $  (125)     $  (162)(A) $ 76,306
                                                              125 (L)

 Funds held in trust...........     1,149        --        (1,149)(M)      --
 Accounts receivable...........     3,056        --           --         3,056
 Other current assets..........     4,516        (21)         505 (A)    5,531
                                                             (281)(G)
                                                              169 (K)
                                                             (336)(I)
                                                            1,149 (M)
                                                             (170)(L)
                                 --------    -------      -------     --------
   Total Current Assets........    85,189       (146)        (150)      84,893
                                 --------    -------      -------     --------
Property and Equipment.........   208,248     30,872        1,000 (O)  240,120

Construction in process........    60,685     (1,770)       1,046 (A)   57,636
                                                             (415)(B)
                                                           (1,440)(F)
                                                             (470)(H)
                                 --------    -------      -------     --------
   Total property and
    equipment..................   268,933     29,102         (279)     297,756
   Less accumulated
    depreciation...............     4,352        893          107 (A)    5,718
                                                              366 (C)
                                 --------    -------      -------     --------
   Property and equipment--net.   264,581     28,209         (752)     292,038
                                 --------    -------      -------     --------

Goodwill.......................     9,884       (950)      (3,706)(O)    5,228

Other assets...................    14,858     (1,051)        (521)(A)   12,760
                                                              (12)(C)
                                                             (378)(E)
                                                           (1,471)(G)
                                                            1,335 (M)
                                 --------    -------      -------     --------
   Total assets................  $374,512    $26,062      $(5,655)    $394,919
                                 ========    =======      =======     ========
LIABILITIES AND SHAREHOLDERS'
 EQUITY
Current Liabilities:
 Accounts payable and accrued
  liabilities..................  $ 14,590    $    52      $   208 (G) $ 13,576
                                                           (1,274)(A)
 Construction payables.........    11,265        --           --        11,265
 Other current liabilities.....       --       1,112        1,117 (G)    2,229

 Accrued income taxes..........       --        (411)         411 (I)      --
 Current portion of long-term
  debt.........................       388        --           --           388
                                 --------    -------      -------     --------
   Total current liabilities...    26,243        753          462       27,458
                                 --------    -------      -------     --------
Other Liabilities..............       --       2,592          291 (D)    2,737
                                                             (146)(A)

Long-term debt.................    39,073     31,488        1,335 (M)   71,896
Convertible subordinated
 debentures....................   175,165        --           --       175,165
                                 --------    -------      -------     --------
   Total liabilities...........   240,481     34,833        1,942      277,256
                                 --------    -------      -------     --------
Shareholder's equity:
 Preferred Stock...............       --         --           --           --
 Common Stock..................       158        --           --           158
 Additional paid-in capital....   135,476      4,081         (368)(I)  139,189
 Unearned compensation
  expense......................       --      (4,100)         304 (J)   (3,796)
 Fair market value in excess
  of historical cost of
  acquired net assets
  attributed to related party
  transactions.................      (239)       --           --          (239)
 Accumulated deficit...........    (1,364)    (8,752)      (7,533)(Q)  (17,649)
                                 --------    -------      -------     --------
   Shareholders' equity........   134,031     (8,771)      (7,597)     117,663
                                 --------    -------      -------     --------
   Total liabilities and
    shareholders' equity.......  $374,512    $26,062      $(5,655)    $394,919
                                 ========    =======      =======     ========

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

    Balance Sheet. Reflects an increase in accrued liabilities to reflect cash received as loss reimbursements as loans rather than other income. Other current assets decreased as a result of eliminating an account receivable from the joint venture partner for unfunded losses. Other assets decreased to reflect the elimination of an asset which, prior to the restatement, was recorded in connection with the repurchase of the joint venture partner's interest in the operations of the joint venture.

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

    Statement of Operations. Reflects a reduction in revenue and an increase in corporate general and administrative expenses resulting from the change in the accounting treatment for fees received from SHS as described above.

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

    Statement of Operations. Reflects a reduction of income tax expense resulting from the changes described above.

    Balance Sheet. Reflects changes in accrued taxes, additional paid in capital and other current assets. The decrease in additional paid in capital reflects the reversal of the tax benefit for exercise of stock options.

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

(L) During the fourth quarter of 1997, the Company overstated cash equivalents by $125,000 (which was realized in cash in the first quarter of 1998), and understated accrued interest receivable (included in other current assets on its balance sheet) by $50,000. As a result, the Company overstated interest income by $75,000 on its 1997 statement of operations. During the first quarter of 1998, the Company adjusted accrued interest receivable on its balance sheet and reduced interest income by the amount of such adjustment. Additionally, during the first quarter of 1998, the Company accrued $180,000 of interest receivable. The Company recognized this amount as a reduction in interest income over the remaining three quarters of 1998. As a result of the restatement, the Company has reduced cash and cash equivalents and eliminated the excess portion of interest income recorded during the fourth quarter of 1997. The Company also eliminated the excess interest receivable in the first quarter of 1998 and reversed the reduction of interest income previously recorded. As such, the reported net loss during fiscal year 1997 will increase by $75,000 and the reported net loss for fiscal year 1998 will decrease by the same amount.

  Statement of Operations. Reflects the changes as discussed above.

  Balance Sheet. Reflects the changes as discussed above.

(M) Certain reclassifications have been made to conform to the current period's presentation.

(N) Not Used.

(O) In the second quarter 1998, the Company recorded an $8.5 million charge consisting of:

  (i) a $3.9 million write-off of goodwill resulting from the Company's exit from a home health care operation acquired in October 1997 (the Company had recorded total goodwill of $7.7 million in connection with its home health operations);

  (ii) a $1.4 million reserve for exit costs associated with closing the home health care operation acquired in October 1997;

  (iii) a $1.2 million liability for expenses expected to be incurred in connection with sale and leaseback commitments (the "Financing Commitment Accrual") which the Company did not intend to utilize;

  (iv) a $1.0 million write-off relating to development sites (the "Development Site Write-off") that the Company had determined not to develop; and

  (v) a $1.0 million write-down of three impaired residences as required by Financial Accounting Standard No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of.

  As a result of the restatement, the Company has written-off all of the $7.5 million of unamortized goodwill associated with the home health care operation and has eliminated the $1.0 million write-down relating to three residences previously accounted for as impaired. In addition, the Company has reclassified the Development Site Write-off to site abandonment expense and the Financing Commitment Accrual to other expense and general and administrative expense on the statement of operations. Amortization expenses increased to reflect a 20 year useful life on goodwill.

  Statement of Operations. Reflects a reduction in amortization expense and an increase in write-off of impaired assets resulting in the write-off of additional goodwill associated with exiting the home health care operation as described above. In addition, site abandonment expense, other expense and general and administrative expense increased as a result of the reclassification of a portion of the charges as described above.

  Balance sheet. Reflects a reduction in goodwill resulting in the write-off of additional goodwill associated with exiting the home health care operation as described above.

(P) These adjustments reflect the cumulative impact of the restatement of prior periods on the balance sheet amounts.

(Q) This adjustment is the net effect on net income and accumulated deficit as a result of the adjustments described in Notes (A) through (O).

ITEM 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

Restatement

   On February 1, 1999, the Company announced that after consultation with its independent auditors the Company would restate its financial statements for the fiscal quarter ended June 30, 1997, the fiscal quarter ended September 30, 1997, the fiscal year ended December 31, 1997, the fiscal quarter ended March 31, 1998, the fiscal quarter ended June 30, 1998 and the fiscal quarter ended September 30, 1998. On March 31, 1998, the Company announced that the restatement would be more extensive than the Company had previously believed, and might include periods prior to the second quarter of 1997, including the fiscal year ended December 31, 1996. After further consultation with its independent auditors, the Company determined to restate its financial statements for the fiscal year ended December 31, 1996, the fiscal year ended December 31, 1997 and the first three fiscal quarters of the fiscal year ended December 31, 1998.

   The restatement reduced the net income for the fiscal years ended December 31, 1996 and 1997 and the six months ended June 30, 1998 by $2.1 million, $6.7 million, and $7.5 million, respectively. The cumulative effect of the restatement reduced shareholders' equity by $16.4 million through June 30, 1998. As a result of the restatement, the Company reported net losses of $1.9 million, $2.5 million, and $12.6 million for the fiscal years 1996 and 1997, and the six months ended June 30, 1998 respectively, as compared to previously reported net income of $149,000, $4.2 million, and a net loss of $5.1 million, respectively. As a result of the restatement, the Company reported net loss per diluted share of $0.23, $0.21 and $0.81 for the fiscal years 1996 and 1997 and for the six months ended June 30, 1998, respectively, compared to previously reported net income of $0.03 and $0.34, and net loss of $0.32, per diluted share, respectively. After the restatement, the Company's cash position as of December 31, 1996 and 1997 and as of June 30, 1998 was $2.1 million, $63.3 million and $76.3 million, respectively, as compared to $2.1 million, $63.4 million and $76.5 million, respectively, as previously reported. In addition, the Company's working capital position on a restated basis as of December 31, 1996 and 1997 and as of June 30, 1998 was negative $27.1 million, positive $40.1 million and positive $57.4 million, respectively, as compared to previously reported working capital of negative $26.4 million, positive $41.0 million and positive $58.9 million, respectively.

   The restatement of the financial data included in this report resulted primarily from: (i) the earlier recognition of certain expenses which were previously capitalized in association with the Company's development and financing activities; (ii) a modification in how the Company accounted for certain of its lease arrangements; (iii) a modification in how the Company accounted for certain of its acquisitions and its joint venture arrangements;
(iv) the capitalization of fees received by the Company previously recognized as either a reduction of expenses or as other income; (v) the elimination of an impairment write-down that the Company had previously recorded on three of its residences; (vi) elimination of certain accrued expenses previously recorded pursuant to a change in accounting principle; and (vii) the increase in goodwill written-off in the second quarter of 1998 relating to exiting the Company's home health operation.

   For statement of operations and balance sheet data, as originally reported and as restated as of and for the three months ended June 30, 1998, as well as a description of the adjustments to the originally reported data resulting from the restatement, see Note 10 to the unaudited consolidated financial statements included in Item 1 of this report.

Overview

   At the closing of the initial public offering in November, 1994, the Company began operating five assisted living residences located in Oregon. As of June 30, 1998, the Company had received a Certificate of Occupancy on 161 residences (6,137 units) of which 143 residences (5,414 units) were included in the Company's operating results.

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

   The Company previously capitalized the operating results of certain start-up residences for approximately the first two months of operations. As a result of the restatement, residences are included in operating results as of the first day of the month following licensure. Accordingly, the number of Stabilized and Start-up Residences (as defined below) at the beginning of each period, and the operating results of Stabilized and Start-up Residences in each period, have been restated. See footnote (A) to Note 10 of the consolidated financial statements included in Item 1.

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

                                                        Three Months Ended
                                                           June 30, 1998
                                                    ---------------------------
                                                    Stabilized  Start-up
                                                    Residences Residences Total
                                                    ---------- ---------- -----
      Total Residences
      ----------------
        Residences operated (end of period)........      73         70      143
        Units operated (end of period).............   2,642      2,772    5,414
        Average occupancy rate.....................    92.1%      48.0%    70.4%
        Sources of revenue:
          Medicaid state portion...................    14.3%       6.6%    11.6%
          Medicaid resident portion................     7.9%       3.0%     6.2%
          Private..................................    77.8%      90.4%    82.2%
                                                      -----      -----    -----
            Total..................................   100.0%     100.0%   100.0%
                                                      =====      =====    =====

Results of Operations

 Three months ended June 30, 1998 compared to three months ended June 30, 1997

   The Company had a net loss of $11.8 million, or $0.75 per basic and diluted share, on revenue of $21.2 million for the three months ended June 30, 1998 as compared to a net loss of $74,000, or $0.01 per basic and diluted share, on revenues of $11.1 million for the three months ended June 30, 1997.

   The Company had certificates of occupancy for 161 residences, 143 of which were included in the operating results as of June 30, 1998 as compared to 93 residences with certificates of occupancy, 83 of which were included in the operating results as of June 30, 1997. Of the residences included in the operating results as of June 30, 1998, the Company owned 74 residences and leased 69 residences (53 of which were operating leases and 16 of which were accounted for as financings) as compared to 34 owned residences and 49 leased residences (33 of which were operating leases and 16 of which were accounted for as financings) as of June 30, 1997.

   Revenue. Revenue was $21.2 million for the three months ended June 30, 1998 as compared to $11.1 million for the three months ended June 30, 1997, an increase of $10.1 million. This increase is due primarily to the opening of 39 residences (1,524 units) which opened between June 30, 1997 and March 31, 1998 and the opening of an additional 21 residences (874 units) during the three months ended June 30, 1998.

   Residence Operating Expenses. Residence operating expenses were $13.1 million for the three months ended June 30, 1998 as compared to $6.8 million for the three months ended June 30, 1997, an increase of $6.3 million. This increase is due primarily to the 39 residences (1,524 units) which opened between June 30, 1997 and March 31, 1998, and the opening of an additional 21 residences (874 units) during the three months ended June 30, 1998.

   Corporate General and Administrative. Corporate general and administrative expenses were $2.0 million for the three months ended June 30, 1998 as compared to $782,000 for the three months ended June 30, 1997. The Company's corporate general and administrative expenses before capitalized payroll costs were $2.5 million for the three months ended June 30, 1998 as compared to $1.2 million for the three months ended June 30, 1997, an increase of $1.3 million. This increase results from an additional investment in the Company's corporate and regional infrastructure to support the development and operation of new residences including the expansion into new states. The Company capitalized $442,000 of payroll costs for the three months ended June 30, 1998 as compared to $400,000 for the three months ended June 30, 1997 resulting from the Company's on-going development activities.

   Building Rentals. Building rentals were $3.2 million for the three months ended June 30, 1998 as compared to $1.6 million for the three months ended June 30, 1997, an increase of $1.6 million. This increase is due primarily to the one lease entered into during the three months ended June 30, 1998, and the 19 leases entered into between June 30, 1997 and March 31, 1998. As of June 30, 1998 the Company had 53 operating leases as compared to 33 operating leases as of June 30, 1997.

   Depreciation and Amortization. Depreciation and amortization was $1.5 million for the three months ended June 30, 1998 as compared to $852,000 for the three months ended June 30, 1997, an increase of $651,000. The increase in depreciation is the result of additional owned residences due to the Company's increased emphasis on asset ownership. As of June 30, 1998, the Company owned 74 residences as compared to 34 residences as of June 30, 1997. Depreciation expense also included depreciation associated with sale and leaseback transactions completed during fiscal years 1996 and 1997, which were accounted for as financings. Amortization expense decreased as a result of the adoption of SOP 98-5 as of January 1, 1998 which requires the Company to expense start-up costs as they are incurred. Prior to the adoption of SOP 98-5, the Company's policy was to defer certain start-up costs associated with opening new residences and amortize them over the first twelve months of the residence's operations.

   Site Abandonment Costs. As a result of the Company's decision to reduce the number of new residence openings during fiscal year 1999 and beyond, the Company wrote-off $1.0 million of capitalized costs during the three months ended June 30, 1998 relating to the abandonment of 11 development sites and other miscellaneous development costs. The Company had not written-off any such costs prior to the quarter ended June 30, 1998.

   Write-off of Impaired Assets and Related Expenses. The Company recorded a $8.9 million charge for the three months ended June 30, 1998 consisting of (i) a $7.5 million write-off of unamortized goodwill resulting from the exit from its home health care operation acquired in October 1997 and (ii) a $1.4 million provision for exit costs associated with closing such home health care operation.

   Interest Expense. Interest expense was $3.0 million for the three months ended June 30, 1998 as compared to $1.2 million for the three months ended June 30, 1997. Gross interest expense for the three months ended June 30, 1998 was $4.4 million compared to $2.7 million for the three months ended June 30, 1997, an increase of $1.7 million. The increase is due to interest expense incurred during the three months ended June 30, 1998 of $1.5 million on 6.0% Debentures issued in October, 1997, $1.0 million of interest incurred on 5.625% Debentures issued in April, 1998, an increase of $366,000 of interest on 16 sale and leaseback transactions accounted for as financings, seven of which were entered into subsequent to June 30, 1997, $115,000 of interest incurred on loans pursuant to the Company's joint venture agreements, an increase of $288,000 on mortgage financings entered into subsequent to June 30, 1997, an increase of $78,000 on State of Idaho Housing and Finance Association loans completed subsequent to June 30, 1997, combined with a decrease of interest incurred on construction bridge loans of $1.6 million. The Company capitalized $1.4 million and $1.5 million of interest expense for the three months ended June 30, 1998 and 1997, respectively.

   Interest Income. Interest income was $1.0 million for the three months ended June 30, 1998 as compared to $153,000 for the three months ended June 30, 1997, an increase of $853,000. The increase is due to higher cash balances available to invest.

   Loss on Sale of Assets. Loss on sale of assets was $211,000 for the three months ended June 30, 1998 as compared to $221,000 for the three months ended June 30, 1997. The loss recorded for the three months ended June 30, 1998, resulted primarily from additional capital costs incurred during the three months ended June 30, 1998 on sale and leaseback transactions completed prior to March 31, 1998. The Company entered into one sale and leaseback transaction during the three months ended June 30, 1998 as compared to five during the three months ended June 30, 1997.

   Other Income and Expense. Other expense was $1.1 million for the three months ended June 30, 1998 as compared to other income of $125,000 for the three months ended June 30, 1997. During the three months ended June 30, 1998, the Company determined that it would not enter into sale and leaseback arrangements to the full extent of sale and leaseback commitments the Company had outstanding. The Company recorded a $1.2 million charge in connection with this determination, including $1.0 million as other expense for three months ended June 30, 1998.

   Net Loss. As a result of the above, net loss was $11.8 million or $0.75 per basic and diluted share for the three months ended June 30, 1998, compared to a net loss of $74,000, or $0.01 per basic and diluted share for the three months ended June 30, 1997.

   Six months ended June 30, 1998 compared to six months ended June 30, 1997

   The Company had a net loss of $12.6 million, or $0.81 per basic and diluted share, on revenue of $39.9 million for the six months ended June 30, 1998 as compared to a net loss of $43,000, or $0.00 per basic and diluted share, on revenues of $20.6 million for the six months ended June 30, 1997.

   The Company had certificates of occupancy for 161 residences, 143 of which were included in the operating results as of June 30, 1998 as compared to 93 residences with certificates of occupancy, 83 of which were included in the operating results as of June 30, 1997. Of the residences included in the operating results, as of June 30, 1998, the Company owned 74 residences and leased 69 residences (53 of which were operating leases and 16 of which were accounted for as financings) as compared to 34 owned residences and 49 leased residences (33 of which were operating leases and 16 of which were accounted for as financings) as of June 30, 1997.

   Revenue. Revenue was $39.9 million for the six months ended June 30, 1998 as compared to $20.6 million for the six months ended June 30, 1997, an increase of $19.3 million. This increase is due primarily to the full six months impact of the 23 residences (877 units) which opened during the six months ended June 30, 1997 and to the opening of an additional 60 residences (2,398 units) since June 30, 1997.

   Residence Operating Expenses. Residence operating expenses were $24.6 million for the six months ended June 30, 1998 as compared to $12.8 million for the six months ended June 30, 1997, an increase of $11.8 million. This increase is due to the full six months impact of the 23 residences (887 units) which opened during the six months ended June 30, 1997, and to the opening of an additional 60 residences (2,398 units) since June 30, 1997.

   Corporate General and Administrative. Corporate general and administrative expenses were $3.6 million for the six months ended June 30, 1998 as compared to $1.6 million for the six months ended June 30, 1997. The Company's corporate general and administrative expenses before capitalized payroll costs were $4.6 million for the six months ended June 30, 1998 as compared to $2.5 million for the six months ended June 30, 1997, an increase of $2.1 million. This increase results from an additional investment in the Company's corporate and regional infrastructure to support the development and operation of new residences including the expansion into new states. The Company capitalized $1.0 million of payroll costs for the six months ended June 30, 1998 as compared to $892,000 for the six months ended June 30, 1997 resulting from an increase in development activities.

   Building Rentals. Building rentals were $6.4 million for the six months ended June 30, 1998 as compared to $2.9 million for the six months ended June 30, 1997, an increase of $3.5 million. This increase is due to the one lease entered into during the six months ended June 30, 1998, and the 20 leases entered into between June 30, 1997 and December 31, 1997. As of June 30, 1998 the Company had 53 operating leases as compared to 33 operating leases as of June 30, 1997.

   Depreciation and Amortization. Depreciation and amortization was $2.7 million for the six months ended June 30, 1998 as compared to $1.5 million for the six months ended June 30, 1997, an increase of $1.2 million. The increase in depreciation is the result of additional owned residences due to the Company's increased emphasis on asset ownership. As of June 30, 1998, the Company owned 74 residences as compared to 34 residences as of June 30, 1997. Depreciation expense also included depreciation associated with sale and leaseback transactions completed during fiscal years 1996 and 1997, which were accounted for as financings. Amortization expense decreased as a result of the adoption of SOP 98-5 as of January 1, 1998 which requires the Company to expense start-up costs as they are incurred. Prior to the adoption of SOP 98-5, the Company's policy was to defer certain start-up costs associated with opening new residences and amortize them over the first twelve months of the residence's operations.

   Site Abandonment Costs. As a result of the Company's decision to reduce the number of new residence openings during fiscal year 1999 and beyond, the Company wrote-off $1.0 million of capitalized costs during the six months ended June 30, 1998 relating to the abandonment of 11 development sites and other miscellaneous development costs. The Company had not written-off any such costs prior to the quarter ended June 30, 1998.

   Write-off of Impaired Assets and Related Expenses. The Company recorded a $8.9 million charge for the six months ended June 30, 1998 consisting of (i) a $7.5 million write-off of goodwill resulting from the exit from its home health care operation acquired in October 1997 and (ii) a $1.4 million provision for exit costs associated with closing such home health care operation.

   Interest Expense. Interest expense was $4.0 million for the six months ended June 30, 1998 as compared to $1.8 million for the six months ended June 30, 1997. Gross interest expense for the six months ended June 30, 1998 was $7.5 million compared to $4.7 million for the six months ended June 30, 1997, an increase of $2.8 million. The increase is due to interest expense incurred during the six months ended June 30, 1998 of $2.9 million on 6.0% Debentures issued in October, 1997, $1.0 million of interest incurred on 5.625% Debentures issued in April, 1998, an increase of $746,000 of interest on 16 sale and leaseback transactions accounted for as financings, seven of which were entered into subsequent to June 30, 1997, $259,000 of interest incurred on loans pursuant to the Company's joint venture agreements, an increase of $288,000 on mortgage financings entered into subsequent to June 30, 1997, an increase of $143,000 on State of Idaho Housing and Finance Association loans completed subsequent to June 30, 1997, combined with a decrease of interest incurred on bridge loans of $2.6 million. The Company capitalized $3.5 million and $2.9 million of interest expense for the six months ended June 30, 1998 and 1997, respectively.

   Interest Income. Interest income was $1.6 million for the six months ended June 30, 1998 as compared to $276,000 for the six months ended June 30, 1997, an increase of $1.3 million. The increase is due to higher cash balances available to invest.

   Loss on Sale of Assets. Loss on sale of assets was $420,000 for the six months ended June 30, 1998 as compared to $424,000 for the six months ended June 30, 1997. The loss resulted from losses incurred in connection with one sale and leaseback transaction entered into during the six months ended June 30, 1998 and from losses resulting primarily from additional capital costs incurred during the six months ended June 30, 1998 on sale and leaseback transactions completed during fiscal year 1997. The Company entered into two sale and leaseback transactions during the six months ended June 30, 1998 as compared to 11 during the six months ended June 30, 1997.

   Other Income and Expense. Other expense was $1.1 million for the six months ended June 30, 1998 as compared to other income of $125,000 for the six months ended June 30, 1997. During the three months ended June 30, 1998, the Company determined that it would not enter into sale and leaseback arrangements to the full extent of sale and leaseback commitments the Company had outstanding. The Company recorded a $1.2 million liability for expenses expected to be incurred in connection with this determination, including $1.0 million as other expense for six months ended June 30, 1998.

   Net Loss. As a result of the above, net loss was $12.6 million or $0.81 per basic and diluted share for the six months ended June 30, 1998, compared to a net loss of $43,000, or $0.00 per basic and diluted share for the six months ended June 30, 1997.

Liquidity and Capital Resources

   The following table sets forth certain data from the statement of cash flows as reported and as restated as a result of the adjustments discussed in
Note 10 to the financial statements for the six months ended June 30, 1998 (in thousands).

                                                       As Previously
                                                        Reported(1)  As Restated
                                                       ------------- -----------
      Net cash provided by operating activities.......    $ 9,332      $ 3,504
      Net cash used in investing activities...........    (72,214)     (74,608)
      Net cash provided by financing activities.......     75,956       84,141
                                                          -------      -------
        Net increase in cash and cash equivalents.....    $13,074      $13,037
                                                          =======      =======

- --------
(1) Reflects certain reclassifications to conform to the presentation in the current year's consolidated statement of cash flows. Amounts as previously reported do not reflect the adoption of SOP 98-5, which is reflected in amounts as restated. SOP 98-5 was adopted during the second quarter of 1998 effective as of January 1, 1998.

   As a result of the restatement, the Company's cash position as of December 31, 1996 and 1997 and as of June 30, 1998 was $2.1 million, $63.3 million and $76.3 million, respectively, compared to $2.1 million, $63.4 million and $76.5 million, respectively, as previously reported. In addition, the Company's working capital position on a restated basis as of December 31, 1996 and 1997 and as of June 30, 1998 was negative $27.1 million, positive $40.1 million and positive $57.4 million, respectively, compared to previously reported working capital of negative $26.4 million, positive $41.0 million and positive $58.9 million, respectively. As a result of the restatement, net cash provided by operating activities decreased $5.8 million. Net cash used in investing activities increased by $2.4 million and net cash provided by financing activities increased by $8.2 million, primarily as a result of the change in construction payable balance being classified as a non-cash transaction.

   The Company had $76.3 million in cash and cash equivalents at June 30, 1998, compared to $63.4 million at December 31, 1997. The increase is primarily attributable to the issuance of $75.0 million of 5.625% Debentures in April, 1998.

   Net cash provided by operating activities was approximately $3.5 million during the six month period ended June 30, 1998.

   Net cash used in investing activities totaled $74.6 million during the six month period ended June 30, 1998. The primary use of cash was $70.8 million related to the development of new assisted living residences and $8.6 million related primarily to the acquisition of two Texas and one Louisiana facilities. This was offset by proceeds of $2.8 million related to the sale and leaseback of one residence and the release of $2.0 million of funds previously held in trust. In addition, during the first quarter of 1998, the Company converted $2.2 million of construction financing to a sale and leaseback with respect to one residence.

   Net cash provided by financing activities totaled $84.1 million during the six month period ended June 30, 1998. The Company completed the issuance of $75.0 million of 5.625% Debentures in April, 1998, realizing net proceeds of $72.2 million. In addition, the Company completed fixed rate mortgage loans on seven properties, realizing proceeds of $14.7 million.

   As of June 30, 1998, the Company had invested excess cash balances in short-term certificates of deposit and U.S. Treasury securities.

                           PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

   (a) Exhibits.

     12.1       Ratio of Earnings to Fixed Charges
     27         Financial Data Schedule

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

                                          ASSISTED LIVING CONCEPTS, INC.
                                           Registrant

                                          By: James W. Cruckshank
                                             ----------------------------------
                                             Name: James W. Cruckshank
                                             Title: Vice President Chief
                                             Financial Officer

September 23, 1999

                                          By: M. Catherine Maloney
                                             ----------------------------------
                                             Name: M. Catherine Maloney
                                             Title: Vice President/Controller
                                             Chief Accounting Officer

September 23, 1999