Form 10-Q/A
period 1998-09-30
ASSISTED LIVING CONCEPTS INC
filed 1999-09-29
CIK 929994

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20459

                                  FORM 10-Q/A

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

  Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrants was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  The Registrant had 17,388,695 shares of common stock, $.01 par value, outstanding at October 31, 1998.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               Explanatory Note

  On February 1, 1999, Assisted Living Concepts, Inc. (the "Company") announced that after consultation with its independent auditors the Company would restate its consolidated financial statements for the fiscal quarter ended June 30, 1997, the fiscal quarter ended September 30, 1997, the fiscal year ended December 31, 1997, the fiscal quarter ended March 31, 1998, the fiscal quarter ended June 30, 1998 and the fiscal quarter ended September 30, 1998. On March 31, 1999, the Company announced that the restatement would be more extensive than the Company had previously believed, and might include periods prior to the second quarter of 1997, including the fiscal year ended December 31, 1996. After further consultation with its independent auditors, the Company determined to restate its consolidated financial statements for the fiscal year ended December 31, 1996, the fiscal year ended December 31, 1997 and the first three fiscal quarters in the fiscal year ended December 31, 1998. This amendment includes in Item 1 such restated consolidated financial statements for the three- and nine-month periods ended September 30, 1998 and other information relating to such restated consolidated financial statements, including Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2). Information regarding the effect of the restatement on the Company's results of operations for the three and nine months ended September 30, 1998 is included in Item 2 of this amendment and in
Note 10 to the consolidated financial statements included in Item 1 of this amendment.

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

                         ASSISTED LIVING CONCEPTS, INC.

                                  FORM 10-Q/A

                               September 30, 1998

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
 Item 1. Financial Statements
         Consolidated Balance Sheets as of December 31, 1997 and
         September 30, 1998.............................................       4
         Consolidated Statements of Operations for the three and nine
          months ended September 30, 1997 and September 30, 1998........       5
         Consolidated Statements of Cash Flows for the nine months ended
          September 30, 1997 and September 30, 1998.....................       6
         Notes to Condensed Consolidated Financial Statements ..........    7-17
         Management's Discussion and Analysis of Financial Condition and
 Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   18-24

                           PART II--OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K...............................      25

                                     PART 1

ITEM 1--FINANCIAL INFORMATION

                ASSISTED LIVING CONCEPTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                             September, 1998
                                             December 31,      (Unaudited)
                                                 1997     As Restated (Note 10)
                                             ------------ ---------------------
ASSETS

Current assets:
  Cash and cash equivalents.................   $ 63,269         $ 79,611
  Funds held in trust.......................      1,956              --
  Accounts receivable.......................      2,185            5,096
  Prepaid expense...........................        904              --
  Other current assets......................      3,579            8,582
                                               --------         --------
    Total current assets....................     71,893           93,289
                                               --------         --------
Property and equipment......................    131,623          247,984
Construction in process.....................    102,025           66,699
                                               --------         --------
  Total property and equipment..............    233,648          314,683
  Less accumulated depreciation.............      3,370            7,284
                                               --------         --------
  Property and equipment-net................    230,278          307,399
Goodwill....................................     12,447            4,962
Other assets................................      9,749           11,870
                                               --------         --------
    Total assets............................   $324,367         $417,520
                                               ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....   $  8,258         $ 19,527
  Construction payables.....................     18,883            6,840
  Other current liabilities.................      2,368            2,810
  Construction financing....................      2,150              --
  Current portion of long-term debt.........        172            1,127
                                               --------         --------
    Total current liabilities...............     31,831           30,304
                                               --------         --------
Other liabilities...........................      2,592            2,880
Convertible subordinated debentures.........    100,165          161,250
Long-term debt..............................     57,535           96,736
                                               --------         --------
    Total liabilities.......................    192,123          291,170
                                               --------         --------

Commitments and Contingencies


Shareholders' equity:
  Preferred Stock, $.01 par value; 1,000,000
   shares authorized; none issued and
   outstanding..............................        --               --
  Common Stock, $.01 par value; 40,000,000
   shares authorized; issued and outstanding
   15,646,478 and 17,346,312 shares in 1997
   and 1998.................................        156              173
  Additional paid-in capital................    141,460          148,429
  Unearned compensation expense.............     (4,100)          (3,644)
  Fair market value in excess of historical
   cost of acquired net assets attributable
   to related party transactions............       (239)            (239)
  Accumulated deficit.......................     (5,033)         (18,369)
                                               --------         --------
    Total shareholders' equity..............    132,244          126,350
                                               --------         --------
    Total liabilities and shareholders'
     equity.................................   $324,367         $417,520
                                               ========         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                ASSISTED LIVING CONCEPTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                  (unaudited)

                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                       -------------------- --------------------
                                                   1998                 1998
                                                As Restated          As Restated
                                        1997     (Note 10)   1997     (Note 10)
                                       -------  ----------- -------  -----------

Revenues.............................  $12,765    $24,012   $33,352   $ 63,938
Operating expenses:
  Residence operating expenses.......    8,235     15,002    20,991     39,558
  Corporate general and
   administrative....................    1,115      2,436     2,690      6,049
  Building rentals...................    1,604      2,857     3,573      8,459
  Building rentals to related party..      496        366     1,464      1,146
  Depreciation and amortization......    1,012      1,694     2,516      4,394
  Site abandonment costs.............      --         --        --       1,001
  Write-off of impaired assets and
   related expenses..................      --         --        --       8,874
                                       -------    -------   -------   --------
    Total operating expenses.........   12,462     22,355    31,234     69,481
                                       -------    -------   -------   --------
Operating income (loss)..............      303      1,657     2,118     (5,543)
                                       -------    -------   -------   --------
Other (income) expense:
  Interest expense...................    1,301      3,351     3,136      7,358
  Interest income....................     (138)    (1,287)     (414)    (2,887)
  Loss on sale of assets.............      603          8     1,027        428
  Other (income) expense.............       12        305      (113)     1,370
                                       -------    -------   -------   --------
  Total other (income) expense.......    1,778      2,377     3,636      6,269
                                       -------    -------   -------   --------
Net loss before cumulative effect of
 change in accounting principle......   (1,475)      (720)   (1,518)   (11,812)
Cumulative effect of change in
 accounting principle................      --         --        --      (1,523)
                                       -------    -------   -------   --------
Net loss.............................  $(1,475)   $  (720)  $(1,518)  $(13,335)
                                       =======    =======   =======   ========
Basic and diluted net loss per common
 share before cumulative effect of
 change in accounting principle......  $ (0.13)   $ (0.04)  $ (0.14)  $  (0.74)
Cumulative effect of change in
 accounting principle................      --         --        --       (0.10)
                                       -------    -------   -------   --------
Basic and diluted net loss per common
 share...............................  $ (0.13)   $ (0.04)  $ (0.14)  $  (0.84)
                                       =======    =======   =======   ========
Basic and diluted weighted average
 common shares outstanding...........   11,084     16,604    11,018     15,994

  The accompanying notes are an integral part of these consolidated financial statements.

                ASSISTED LIVING CONCEPTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                           --------------------
                                                                       1998
                                                                    As Restated
                                                            1997     (Note 10)
                                                           -------  -----------
Operating activities:
Net loss.................................................. $(1,518)  $(13,335)
Adjustment to reconcile net loss to net cash provided by
 operating activities:
  Loss on sale of assets..................................   1,027        428
  Depreciation and amortization...........................   2,516      4,394
  Write-off of impaired assets and related expenses.......     --       8,874
  Compensation expense earned on restricted stock.........     --         456
  Abandoned sites.........................................     --       1,001
  Cumulative effect of change in accounting principle.....     --       1,523
Changes in assets and liabilities, excluding effects of
 acquisitions:
  Accounts receivable, net................................  (1,352)    (2,911)
  Other current assets....................................  (1,069)    (4,115)
  Other assets............................................     811         10
  Other liabilities.......................................     815        730
  Accounts payable and accrued expenses...................   2,046      9,543
                                                           -------   --------
Net cash provided by operating activities.................   3,276      6,598
                                                           -------   --------
Investing activities:
Funds held in trust.......................................   6,675      1,956
Acquisitions, net of cash acquired........................     --      (8,373)
Proceeds from sale of land and residences.................  39,018      8,293
Purchases of property and equipment....................... (94,668)   (97,706)
                                                           -------   --------
Net cash used in investing activities..................... (48,975)   (95,830)
                                                           -------   --------
Financing activities:
Proceeds from short-term construction borrowings expected
 to be refinanced ........................................  43,210        --
Repayments of construction financing...................... (15,370)       --
Proceeds from long-term debt..............................  21,858     40,306
Payments on long-term debt................................     (83)      (150)
Proceeds from issuance of common stock....................     268        641
Proceeds from issuance of convertible subordinated
 debentures...............................................     --      75,000
Purchase of common stock..................................     --      (7,062)
Debt issuance costs of long-term debt.....................  (1,702)    (3,161)
                                                           -------   --------
Net cash provided by financing activities.................  48,181    105,574
                                                           -------   --------
Net increase in cash and cash equivalents.................   2,482     16,342
Cash and cash equivalents, beginning of period............   2,105     63,269
                                                           -------   --------
Cash and cash equivalents, end of period.................. $ 4,587   $ 79,611
                                                           =======   ========
Supplemental disclosure of cash flow information:
  Cash payments for interest.............................. $ 2,656   $  5,527
  Cash payments for income taxes..........................     --       1,438
  Extinguishment of construction financing with sale
   leaseback transaction..................................     --       2,150
  Increase (decrease) in construction payables............   4,749    (12,043)
  Conversion of subordinated debentures (net of $509 of
   unamortized financing costs)...........................     --      13,406

  The accompanying notes are an integral part of these consolidated financial statements.

                        ASSISTED LIVING CONCEPTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Summary of Significant Accounting Policies

The Company

  Assisted Living Concepts, Inc. ("the Company") owns, operates and develops assisted living residences which provide housing to older persons who need help with the activities of daily living such as bathing and dressing. The Company provides personal care and support services and makes available routine health care services designed to meet the needs of its residents. As of September 30, 1998, the Company had received certificates of occupancy for 170 residences of which 154 were included in operating results.

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

  The financial information included herein reflects all adjustments (consisting of normal recurring adjustments with the exception of the cumulative effect of the change in accounting principle, site abandonment costs, and the write-off of impaired assets and related expenses) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three month and nine month periods ended September 30, 1997 and 1998 (as restated), respectively, are not necessarily indicative of the results to be expected for the full year.

2. Property and Equipment

  The Company's property and equipment are stated at cost and consist of the following (in thousands):

                                                      December 31, September 30,
                                                          1997         1998
                                                      ------------ -------------
     Land............................................   $  7,924     $ 15,761
     Buildings and improvements......................    119,649      223,785
     Equipment.......................................      1,419        2,449
     Furniture.......................................      2,631        5,989
                                                        --------     --------
     Property and Equipment..........................    131,623      247,984
     Construction in process.........................    102,025       66,699
                                                        --------     --------
       Total property and equipment..................    233,648      314,683
     Less accumulated depreciation...................      3,370        7,284
                                                        --------     --------
       Property and equipment, net...................   $230,278     $307,399
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

  During the three and nine months ended September 30, 1998, the Company capitalized interest costs of $1.3 million, and $4.8 million, respectively, relating to financing of construction in process. In addition, the Company capitalized payroll costs that are directly related to the construction and development of the residences of $445,000 and $1.5 million for the three and nine months ended September 30, 1998, respectively.

  As of September 30, 1998, the Company had begun construction on 12 residences (477 units) ($35.8 million). Construction in process also includes 16 residences (633 units) ($27.9 million) that have received a certificate of occupancy, but are pending licensure. As of September 30, 1998, the Company had also entered into agreements pursuant to which it may purchase, subject to completion of due diligence and various other conditions, 22 additional sites. The Company has capitalized $2.4 million of direct costs in conjunction with the due diligence associated with these 22 sites (776 units). The remaining costs are associated with site selection and pre-acquisition activity.

3. Leases

  A summary of leases that the Company has entered into since its inception is as follows:

                                    Number of
                                     Sale and            Number of
                                    Leaseback             Sale and                Units
                         Number of  Residences           Leaseback                under
                           Leased   Accounted    Total   Residences               Leases
                         Residences   for as   Number of Accounted  Units under Accounted
                          ("Oregon  Operating  Operating   for as    Operating    for as
                          Leases")    Leases    Leases   Financings   Leases    Financings
                         ---------- ---------- --------- ---------- ----------- ----------
Leases at December 31,
 1994...................      4         --          4        --          114        --
Leases entered into in
 1995...................     --          5          5        --          150        --
                            ---        ---        ---       ---        -----       ---
Leases at December 31,
 1995...................      4          5          9        --          264        --
Leases entered into in
 1996...................      1         19         20         9          763       316
Residences repurchased
 in 1996................     --         (4)        (4)       --         (146)       --
                            ---        ---        ---       ---        -----       ---
Leases at December 31,
 1996...................      5         20         25         9          881       316
Leases entered into in
 1997...................      2         24         26         7        1,025       247
                            ---        ---        ---       ---        -----       ---
Leases at December 31,
 1997...................      7         44         51        16        1,906       563
Leases entered into in
 First Quarter 1998.....     --          1          1        --           36        --
                            ---        ---        ---       ---        -----       ---
Leases at March 31,
 1998...................      7         45         52        16        1,942       563
Leases entered into in
 Second Quarter 1998....     --          1          1        --           35        --
                            ---        ---        ---       ---        -----       ---
Leases at June 30,
 1998...................      7         46         53        16        1,977       563
Leases entered into in
 Third Quarter 1998.....     --          2          2        --           78        --
                            ---        ---        ---       ---        -----       ---
Leases at September 30,
 1998...................      7         48         55        16        2,055       563
                            ===        ===        ===       ===        =====       ===

  During the three months ended September 30, 1998, the Company completed the sale of two residences located in South Carolina under sale and leaseback arrangements. The Company sold the residences for approximately $5.3 million and leased them back over initial terms of 15 years. The residences were leased back at initial annual lease rates of approximately $451,000.

  During the three months ended September 30, 1998, the Company terminated one lease effective October 1, 1998.

  The Company recognized losses of $8,000 on the above sale and leaseback transactions for the three months ended September 30, 1998. Gains on sale and leaseback transactions of approximately $425,000 for the three months ended September 30, 1998, have been recorded as deferred income and are being amortized over the initial terms of the corresponding leases.

4. Convertible Subordinated Debentures

  Effective August 3, 1998, the Company called for redemption all of its 7.0% Convertible Subordinated Debentures Due 2005. All debentures were converted at a price of $7.50 per share, resulting in the issuance of 1,855,334 shares of common stock.

5. Stock Buyback

  During the nine months ended September 30, 1998, the Company purchased 529,000 shares of its common stock for a total purchase price of approximately $7.0 million in accordance with a stock repurchase plan initiated in May, 1998. As of November 12, 1998, all shares purchased by the Company have been reissued in accordance with such plan.

6. Long-term Debt

  During the three months ended September 30, 1998, the Company closed on $12.7 million of tax exempt financing and $530,000 of taxable bond financing, secured by seven residences in the state of Ohio, at an all inclusive variable rate of approximately 5% and obtained mortgage financing for three Oregon properties in the amount of $6.6 million at a fixed rate of 7.6%. In addition, in September, 1998 the Company closed on $5.9 million of mortgage financing for one property in South Carolina and one property in Pennsylvania at an interest rate of approximately 8.8%.

7. Interest Rate Swap

  During the fourth quarter of fiscal year 1997, the Company entered into a $50.0 million floating rate mortgage loan commitment with a commercial lender. During the quarter ended March 31, 1998, the Company entered into a $25.0 million interest rate swap in order to reduce its exposure with respect to such floating rate loan commitment. The swap can be settled in cash on or before its effective date of September 30, 1998. During the period the swap was outstanding, the Company completed $21.2 million of financing under the mortgage commitment. The Company elected to terminate the swap before its effective date and paid $1.9 million in connection with settling the swap, recording $1.6 million of such expense as deferred financing costs relating to the $21.2 million of financing completed during the term of the swap, and the remaining $293,000 (relating to the unutilized portion of the swap) as other expense during the third quarter of 1998.

8. Write-off of Impaired Assets and Related Expenses

  In June 1998, the Company announced a plan to exit all home health business operations being conducted by Pacesetter Home Health Care, Inc. ("Pacesetter"). The decision to exit Pacesetter's operations was a result of certain laws becoming effective that adversely affect the prospective payment system for home health care services. The Company recorded a $8.9 million charge to earnings in the second quarter of 1998. Such charge consisted of (i) a $7.5 million write-off of all unamortized goodwill incurred in connection with the purchase of Home and Community Care, Inc. ("HCI") in October 1997 and
(ii) a $1.4 million provision for estimated exit costs expected to be incurred during the HCI phase out period. Of this $1.4 million provision, $560,000 related to severance, salaries and benefits incremental to the shut down effort; $720,000 related to leases, equipment and related costs of closing offices; and $150,000 related to travel and moving costs. As of September 30, 1998, approximately $130,000 of this accrual had been utilized. The Company expects the phase out period to conclude during 1999.

9. Change in Accounting Principle

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

10. Restatement

  On February 1, 1999, the Company announced that after consultation with its independent auditors the Company would restate its financial statements for the fiscal quarter ended June 30, 1997, the fiscal quarter ended September 30, 1997, the fiscal year ended December 31, 1997, the fiscal quarter ended March 31, 1998, the fiscal quarter ended June 30, 1998 and the fiscal quarter ended September 30, 1998. On March 31, 1998, the Company announced that the restatement would be more extensive than the Company had previously believed, and might include periods prior to the second quarter of 1997, including the fiscal year ended December 31, 1996. After further consultation with its independent auditors, the Company determined to restate its consolidated financial statements for the fiscal year ended December 31, 1996, the fiscal year ended December 31, 1997, and the first three fiscal quarters of the fiscal year ended December 31, 1998.

  The restatement reduced the net income for the fiscal years ended December 31, 1996 and 1997 and the nine months ended September 31, 1998 by $2.1 million, $6.7 million, and $11.0 million, respectively. The cumulative effect of the restatement reduced shareholders' equity by $19.7 million through September 31, 1998. As a result of the restatement, the Company reported net losses of $1.9 million, $2.5 million, and $13.3 million for the fiscal years 1996 and 1997, and the nine months ended September 31, 1998, respectively, as compared to previously reported net income of $149,000, $4.2 million, and a net loss of $2.4 million, respectively. As a result of the restatement, the Company reported net loss per diluted share of $0.23, $0.21 and $0.84 for the fiscal years 1996 and 1997 and the nine months ended September 30, 1998, respectively, compared to previously reported net income of $0.03 and $0.34, and net loss of $0.14, per diluted share, respectively. After the restatement, the Company's cash position as of December 31, 1996 and 1997 and as of September 31, 1998 was $2.1 million, $63.3 million and $79.6 million, respectively, as compared to $2.1 million, $63.4 million and $79.8 million, respectively, as previously reported. In addition, the Company's working capital position on a restated basis as of December 31, 1996 and 1997 and as of September 31, 1998 was negative $27.1 million, positive $40.1 million and positive $63.0 million, respectively, as compared to previously reported working capital of negative $26.4 million, positive $41.0 million and positive $64.1 million, respectively.

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

  The following table sets forth statement of operations and balance sheet data, as originally reported and as restated, as of and for the three and nine months ended September 31, 1998. The table also sets forth the adjustments to the originally reported data resulting from the restatement, which adjustments are described in the related footnotes. As restated, the Company's September 30, 1998 balance sheet is affected by changes that resulted from the restatement of fiscal year 1996 and 1997 financial statements (which cumulative adjustments are set forth in the balance sheet under the heading "Cumulative Adjustments resulting from Prior Restatements") and by adjustments in the nine months ended September 30, 1998 (which adjustments are set forth in the balance sheet under the heading "Adjustments for Nine Months Ended September 30, 1998").

STATEMENT OF OPERATIONS DATA

                                 Three Months Ended                        Nine Months Ended
                                 September 30, 1998                       September 30, 1998
                          ------------------------------------     ------------------------------------
                          As Previously                  As        As Previously                  As
                            Reported    Adjustment    Restated       Reported    Adjustment    Restated
                          ------------- ----------    --------     ------------- ----------    --------
                                         (in thousands except per share data)
Revenues................     $24,162     $  (150)(H)  $24,012         $64,458     $   (520)(H) $ 63,938
Operating Expenses:
 Residence operating
  expenses..............      15,002          --       15,002          39,727         (169)(K)   39,558
 Corporate general and
  administrative........       1,629         305 (B)    2,436           4,077          720 (B)    6,049
                                             150 (H)                                   250 (H)
                                             152 (J)                                   456 (J)
                                             200 (P)                                   146 (A)
                                                                                       200 (O)
                                                                                       200 (P)
 Building rentals.......       3,628        (843)(C)    2,857          10,688       (2,529)(C)    8,459
                                             118 (D)                                   358 (D)
                                             (46)(E)                                  (108)(E)
                                                                                        50 (M)
 Building rentals to
  related party.........         341          25 (D)      366           1,120           76 (D)    1,146
                                                                                       (50)(M)

 Depreciation and
  amortization..........       1,557          (6)(A)    1,694           3,646          101 (A)    4,394
                                             191 (C)                                   569 (C)
                                             (27)(G)                                   (27)(G)
                                             (21)(O)                                   105 (O)
 Site abandonment
  costs.................         --                       --              --         1,001 (O)    1,001
 Write-off of impaired
  assets................         --                       --            8,495          379 (O)    8,874
                             -------     -------      -------         -------     --------     --------
 Total operating
  expenses..............      22,157         198       22,355          67,753        1,728       69,481
                             -------     -------      -------         -------     --------     --------
   Operating income
    (loss)..............       2,005        (348)       1,657          (3,295)      (2,248)      (5,543)
Other (income) expense:
 Interest expense.......         723         843 (C)    3,351           1,376        2,529 (C)    7,358
                                               2 (E)                                    22 (E)
                                           1,658 (F)                                 3,098 (F)
                                             125 (G)                                   333 (G)

 Interest income........      (1,227)        (60)(L)   (1,287)         (2,872)         (15)(L)   (2,887)
 Loss on sale of
  assets................         --            8 (E)        8             --           428 (E)      428
 Other (income)
  expense...............      (1,881)      1,893 (G)      305          (4,685)       4,762 (G)    1,370
                                             293 (N)                                 1,000 (O)
                                                                                       293 (N)
                             -------     -------      -------         -------     --------     --------
   Total other (income)
    expense.............      (2,385)      4,762        2,377          (6,181)      12,450        6,269
                             -------     -------      -------         -------     --------     --------
Income (loss) before
 income taxes...........       4,390      (5,110)        (720)          2,886      (14,698)     (11,812)
Provision for income
 taxes..................       1,668      (1,668)(I)      --            2,477       (2,477)(I)      --
                             -------     -------      -------         -------     --------     --------
Net income (loss) before
 cumulative effect of
 change in accounting
 principle..............       2,722      (3,442)        (720)            409      (12,221)     (11,812)
Cumulative effect of
 change in accounting
 principle..............         --          --           --           (2,770)       1,247 (A)   (1,523)
                             -------     -------      -------         -------     --------     --------
Net income (loss).......     $ 2,722     $(3,442)(R)  $  (720)        $(2,361)    $(10,974)(R) $(13,335)
                             =======     =======      =======         =======     ========     ========
Basic and diluted net
 income (loss) per
 common share:
 Net income (loss)
  before cumulative
  effect of change in
  accounting
  principle.............     $  0.16                  $ (0.04)        $  0.02                  $  (0.74)
 Cumulative effect of
  change in accounting
  principle.............         --                       --            (0.16)                     (.10)
                             -------                  -------         -------                  --------
 Basic and diluted net
  income (loss) per
  share.................     $  0.16                  $ (0.04)        $ (0.14)                 $  (0.84)
                             =======                  =======         =======                  ========
Weighted average common
 shares outstanding
  Basic.................      17,274                   16,604 (1)      17,435                    15,994 (1)
  Diluted...............      17,555                   16,604 (1)      17,435                    15,994 (1)

- --------
(1) Reflects a recalculation of weighted average common shares outstanding.

BALANCE SHEET DATA

                                          As of September 30, 1998
                          ----------------------------------------------------------
                                           Cumulative     Adjustments
                                          Adjustments      for Nine
                                           Resulting     Months Ended
                          As Previously    from Prior    September 30,
                            Reported    Restatements (Q)     1998        As Restated
                          ------------- ---------------- -------------   -----------
                                               (in thousands)
ASSETS
Current Assets:
 Cash and cash
  equivalents...........    $ 79,773        $  (125)       $   (162)(A)   $ 79,611
                                                                125 (L)

 Funds held in trust....         238            --             (238)(M)        --
 Accounts receivable....       5,096            --              --           5,096

 Other current assets...       7,182            (21)            505 (A)      8,582
                                                               (713)(G)
                                                                169 (K)
                                                              1,332 (I)
                                                                238 (M)
                                                               (110)(L)
                            --------        -------        --------       --------
 Total Current Assets...      92,289           (146)          1,146         93,289

                            --------        -------        --------       --------
Property and Equipment..     216,112         30,872           1,000 (O)    247,984

Construction in
 process................      72,011         (1,770)          1,046 (A)     66,699
                                                               (720)(B)
                                                             (3,098)(F)
                                                               (770)(H)
                            --------        -------        --------       --------
 Total property and
  equipment.............     288,123         29,102          (2,542)       314,683

 Less accumulated
  depreciation..........       5,741            893             101 (A)      7,284
                                                                549 (C)
                            --------        -------        --------       --------
 Property and equipment-
  net...................     282,382         28,209          (3,192)       307,399
                            --------        -------        --------       --------
Goodwill................       9,597           (950)         (3,685)(O)      4,962

Other assets............      16,421         (1,051)           (521)(A)     11,870
                                                                (20)(C)
                                                               (342)(E)
                                                             (2,324)(G)
                                                               (293)(N)
                            --------        -------        --------       --------
 Total assets...........    $400,689        $26,062        $ (9,231)      $417,520
                            ========        =======        ========       ========

LIABILITIES AND
 SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and
  accrued expenses......    $ 20,216        $    52        $    333 (G)   $ 19,527
                                                             (1,274)(A)
                                                                200 (P)
 Construction payables..       6,840            --              --           6,840
 Other current
  liabilities...........         --           1,112           1,698 (G)      2,810
 Accrued income taxes...         --            (411)            411 (I)
 Current portion of
  long-term debt........       1,127            --              --           1,127
                            --------        -------        --------       --------
 Total current
  liabilities...........      28,183            753           1,368         30,304
                            --------        -------        --------       --------
Other Liabilities.......         --           2,592            (146)(A)      2,880
                                                                434 (D)
Long-term debt..........      65,248         31,488             --          96,736
Convertible subordinated
 debentures.............     161,250            --              --         161,250
                            --------        -------        --------       --------
 Total liabilities......     254,681         34,833           1,656        291,170
                            --------        -------        --------       --------
Shareholders' equity:
 Preferred Stock........         --             --              --             --
 Common Stock...........         173            --              --             173
 Additional paid-in
  capital...............     144,716          4,081            (368)(I)    148,429
 Unearned compensation
  expense...............         --          (4,100)            456 (J)     (3,644)
 Fair market value in
  excess of historical
  cost of acquired net
  assets attributed to
  related party
  transactions..........        (239)           --              --            (239)

 Accumulated deficit....       1,358         (8,752)        (10,975)(R)    (18,369)
                            --------        -------        --------       --------
 Shareholders' equity...     146,008         (8,771)        (10,887)       126,350
                            --------        -------        --------       --------
 Total liabilities and
  shareholders' equity..    $400,689        $26,062        $ (9,231)      $417,520
                            ========        =======        ========       ========

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

(D) All of the Company's operating leases contain various provisions for annual increases in rent, or rent escalators. Certain of these leases contain rent escalators with future minimum annual rent increases that are not deemed to be contingent rents. As a result of the restatement, the Company is accounting for rental expense related to such operating leases with non-contingent rent escalators on a straight-line basis over the initial term of the leases ranging from 10 to 20 years, rather than on a contractual cash payment basis. The Company is recording a deferred liability representing the difference between reported rent under the straight-line method and the actual cash rent expense paid. During fiscal years 1997 and 1998 and during venture partner's interest in the operations of joint venture residences as a reduction of the loan balance for the amount of reimbursed losses on those residences, with the excess recorded as interest and other the second quarter of 1999, substantially all of these leases were amended to restructure such rent escalators. From the date of the amendment forward, the Company has accounted for the amended leases on a contractual cash payment basis. The deferred liability is amortized from the date of the applicable amendment over the remaining initial lease terms as an offset to future rent expense.

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

     Balance Sheet. Reflects an increase in accrued liabilities to reflect cash received as loss reimbursements as loans rather than other income. Other current assets decrease as a result of eliminating an account receivable from the joint venture partner for unfunded losses. Other assets decreased to reflect the elimination of an asset which, prior to the restatement was recorded in connection with the repurchase of the joint venture partner's interest in the operations of the joint venture.

(H) Commencing in the fourth quarter of 1997, the Company contracted with Supportive Housing Services, Inc. ("SHS") to provide services to the Company for market feasibility analysis, site pre-acquisition services and construction management oversight in conjunction with the Company's development activities. The Company paid $480,000 and $2.7 million during the fourth quarter of 1997 and for the nine months ended September 30, 1998, respectively, for such development services. The Company capitalized such payments as construction in process. In addition, the Company and SHS entered into a consulting agreement whereby the Company agreed to provide SHS consulting services in the assisted living industry, including providing data on the Company's facility prototypes, facilitating the introduction to other potential customers and providing market analysis on the assisted living industry. The Company received fees from SHS of $195,000 during the fourth quarter of 1997 and $906,000 during the year ended December 31, 1998. The Company recorded a portion of these fees as a reduction of residence operating expenses or corporate general and administrative expenses, and recognized a portion of these fees as revenues or other income. As a result of the restatement, the Company has recorded the fees received from SHS as a reduction of construction in process.

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

(N) During the fourth quarter 1997, the Company entered into a $50.0 million floating rate mortgage loan commitment with a commercial lender. During the first quarter 1998, the Company entered into a $25.0 million interest rate swap in order to reduce its exposure with respect to such floating rate loan commitment. The swap could be settled in cash on or before its effective date of September 30, 1998. During the period the swap was outstanding, the Company completed $21.2 million of financing under the mortgage commitment. The Company elected to terminate the swap before its effective date and paid $1.9 million in connection with settling the swap and recorded all of such expense as deferred financing costs relating to the $21.2 million of financing completed during the term of the swap. As a result of the restatement, the Company recorded $293,000 of the $1.9 million of swap settlement costs (relating to the unutilized portion of the swap) as other expense during the third quarter 1998.

     Statement of Operations. Reflects an increase in other expense for fees relating to the unutilized portion of the swap.

     Balance sheet. Reflects a decrease in other assets resulting from a decrease in deferred financing costs as discussed above.

(O) In the second quarter of 1998, the Company recorded an $8.5 million charge consisting of:

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

     As a result of the restatement, the Company has written-off all of the $7.5 million of unamortized goodwill associated with the home health care operation and has eliminated the $1.0 million write-down relating to three residences previously accounted for as impaired. In addition, the Company has reclassified the Development Site Write-off to site abandonment expense and the Financing Commitment Accrual to other expense and general and administrative expense on the statement of operations. Amortization expense increased to reflect a 20 year useful life on goodwill.

     Statement of Operations. Reflects a reduction in amortization expense, an increase in write-off of impaired assets resulting in the write-off of additional goodwill associated with exiting the home health care operation and an increase in amortization expense to reflect a 20 year useful life on goodwill as described above. In addition, site abandonment expense, other expense and general and administrative expense increased as a result of the reclassification of a portion of the charges as described above.

     Balance sheet. Reflects a reduction in goodwill resulting in the write-off of additional goodwill associated with exiting the home health care operation as described above.

(P) During the third quarter of 1998, the Company under-accrued corporate payroll costs by $200,000. During the fourth quarter of 1998, the Company adjusted for this under-accrual by increasing accrued payroll costs by the amount of such under-accrual. As a result of the restatement, the Company will increase accrued payroll in the third quarter of 1998 and decrease accrued payroll in the fourth quarter of 1998 by the same amount.

     Statement of Operations. Reflects an increase in corporate general and administrative expenses as a result of the increase in accrued payroll during the third quarter of 1997 as described above.

     Balance Sheet. Reflects an increase in accounts payable and accruals as a result of the increase in accrued payroll during the third quarter of 1997 as described above.

(Q) These adjustments reflect the cumulative impact of the restatement of prior periods on the balance sheet amounts.

(R) This adjustment is the net effect on net income and accumulated deficit as a result of the adjustments described in Notes (A) through (P).

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

  The restatement reduced the net income for the fiscal years ended December 31, 1996 and 1997 and the nine months ended September 31, 1998 by $2.1 million, $6.7 million, and $11.0 million, respectively. The cumulative effect of the restatement reduced shareholders' equity by $19.7 million through September 31, 1998. As a result of the restatement, the Company reported net losses of $1.9 million, $2.5 million, and $13.3 million for the fiscal years 1996 and 1997, and the nine months ended September 31, 1998, respectively, compared to previously reported net income of $149,000, $4.2 million, and a net loss of $2.4 million, respectively. As a result of the restatement, the Company reported net loss per diluted share of $0.23, $0.21 and $0.84 for the fiscal years 1996 and 1997 and the nine months ended September 30, 1998, respectively, compared to previously reported net income of $0.03 and $0.34, and net loss of $0.14, per diluted share, respectively. After the restatement, the Company's cash position as of December 31, 1996 and 1997 and as of September 31, 1998 was $2.1 million, $63.3 million and $79.6 million, respectively, as compared to $2.1 million, $63.4 million and $79.8 million, respectively, as previously reported. In addition, the Company's working capital position on a restated basis as of December 31, 1996 and 1997 and as of September 31, 1998 was negative $27.1 million, positive $40.1 million and positive $63.0 million, respectively, as compared to previously reported working capital of negative $26.4 million, positive $41.0 million and positive $64.1 million, respectively.

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

  For statement of operations and balance sheet data, as originally reported and as restated as of and for the three and nine months ended September 30, 1998, as well as a description of the adjustments to the originally reported data resulting from the restatement, see Note 10 to the unaudited consolidated financial statements included in Item 1 of this report.

Overview

  At the closing of the initial public offering in November, 1994, the Company began operating five assisted living residences located in Oregon. As of September 30, 1998, the Company had received a Certificate of Occupancy on 170 residences (6,497 units) of which 154 residences (5,867 units) were included in the Company's operating results.

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

                                                        Three Months Ended
                                                        September 30, 1998
                                                    ---------------------------
                                                    Stabilized  Start-up
     Total Residences                               Residences Residences Total
     ----------------                               ---------- ---------- -----
     Residences operated (end of period)...........      88         66      154
     Units operated (end of period)................   3,238      2,629    5,867
     Average occupancy rate........................    89.8%      58.2%    75.9%
     Sources of revenue:
       Medicaid state portion......................    13.9%       5.0%    11.0%
       Medicaid resident portion...................     7.7%       2.4%     6.0%
       Private.....................................    78.4%      92.6%    83.0%
                                                      -----      -----    -----
         Total.....................................   100.0%     100.0%   100.0%
                                                      =====      =====    =====

Results of Operations

 Three months ended September 30, 1998 compared to three months ended September 30, 1997

  The Company had a net loss of $720,000, or $0.04 per basic and diluted share, on revenue of $24.0 million for the three months ended September 30, 1998 as compared to a net loss of $1.5 million, or $0.13 per basic and diluted share, on revenues of $12.8 million for the three months ended September 30, 1997.

  The Company had certificates of occupancy for 170 residences, 154 of which were included in the operating results as of September 30, 1998 as compared to 109 residences with certificates of occupancy, 93 of which were included in the operating results as of September 30, 1997. Of the residences included in the operating results as of September 30, 1998, the Company owned 83 residences and leased 71 residences (55 of which were operating leases and 16 of which were accounted for as financings) as compared to 31 owned residences and 62 leased residences (46 of which were operating leases and 16 of which were accounted for as financings) as of September 30, 1997. During the three months ended September 30, 1998, the Company terminated one lease effective October 1, 1998.

  Revenue. Revenue was $24.0 million for the three months ended September 30, 1998 as compared to $12.8 million for the three months ended September 30, 1997, an increase of $11.2 million. This increase is primarily a result of the full three months impact of the 10 residences (384 units) which opened during the three months ended September 30, 1997 and the 61 residences (2,467 units) that opened subsequent to September 30, 1997.

  Residence Operating Expenses. Residence operating expenses were $15.0 million for the three months ended September 30, 1998 as compared to $8.2 million for the three months ended September 30, 1997, an increase of $6.8 million. This increase is primarily a result of the full three months impact of the 10 residences (384 units) which opened during the three months ended September 30, 1997 and the 61 residences (2,467 units) that opened subsequent to September 30, 1997.

  Corporate General and Administrative. Corporate general and administrative expenses were $2.4 million for the three months ended September 30, 1998 as compared to $1.1 million for the three months ended September 30, 1997. The Company's corporate general and administrative expenses before capitalized payroll costs were $2.9 million for the three months ended September 30, 1998 as compared to $1.5 million for the three months ended September 30, 1997, an increase of $1.4 million. This increase results from an additional investment in the Company's corporate and regional infrastructure to support the development and operation of new residences including the expansion into new states. The Company capitalized $445,000 of payroll costs for the three months ended September 30, 1998 as compared to $407,000 for the three months ended September 30, 1997 resulting from the Company's on-going development activities.

  Building Rentals. Building rentals were $3.2 million for the three months ended September 30, 1998 as compared to $2.1 million for the three months ended September 30, 1997, an increase of $1.1 million. This increase is due primarily to the impact of the nine leases entered into subsequent to September 30, 1997. As of September 30, 1998, the Company had 55 operating leases as compared to 46 operating leases as of September 30, 1997.

  Depreciation and Amortization. Depreciation and amortization was $1.7 million for the three months ended September 30, 1998 as compared to $1.0 million for the three months ended September 30, 1997, an increase of $682,000. The increase in depreciation is the result of additional owned residences due to the Company's increased emphasis on asset ownership. As of September 30, 1998, the Company owned 83 residences as compared to 31 residences as of September 30, 1997. Depreciation expense also included depreciation associated with sale and leaseback transactions completed during fiscal years 1996 and 1997, which were accounted for as financings. Amortization expense decreased as a result of the adoption of SOP 98-5, effective January 1, 1998 which requires start-up costs to be expensed as incurred. Prior to the adoption of SOP 98-5, the Company's policy was to defer certain start-up costs associated with opening new residences and amortize them over the first twelve months of the residence's operations.

  Interest Expense. Interest expense was $3.4 million for the three months ended September 30, 1998 as compared to $1.3 million for the three months ended September 30, 1997. Gross interest expense for the three months ended September 30, 1998 was $4.6 million compared to $2.8 million for the three months ended September 30, 1997, an increase of $1.8 million. The increase is due to interest expense incurred during the three months ended September 30, 1998 of $1.5 million on 6.0% Debentures issued in October, 1997, $1.2 million of interest incurred on 5.625% Debentures issued in April, 1998, $125,000 of interest incurred on loans pursuant to the Company's joint venture agreements, an increase of $392,000 on mortgage financings entered into subsequent to September 30, 1997, an increase of $72,000 on State of Idaho Housing and Finance Association loans completed subsequent to September 30, 1997, combined with a decrease of interest incurred on construction bridge loans of $1.4 million. The Company capitalized $1.3 million and $1.5 million of interest expense for the three months ended September 30, 1998 and 1997, respectively.

  Interest Income. Interest income was $1.3 million for the three months ended September 30, 1998 as compared to $138,000 for the three months ended September 30, 1997, an increase of $1.1 million. The increase is due to higher cash balances available to invest as a result of the Company's issuance of $75.0 million of convertible debentures in April, 1998.

  Loss on Sale of Assets. Loss on sale of assets was $8,000 for the three months ended September 30, 1998 as compared to $603,000 for the three months ended September 30, 1997. This decrease was due to fewer sale and leaseback transactions entered into during the three months ended September 30, 1998 as compared to prior periods. The Company entered into two sale and leaseback transactions during the three months ended September 30, 1998 as compared to 12 during the three months ended September 30, 1997.

  Net Loss. As a result of the above, net loss was $720,000 or $0.04 per basic and diluted share for the three months ended September 30, 1998, compared to a net loss of $1.5 million, or $0.13 per basic and diluted share for the three months ended September 30, 1997.

 Nine months ended September 30, 1998 compared to nine months ended September 30, 1997

  The Company had a net loss of $13.3 million, or $0.84 per basic and share, on revenue of $63.9 million for the nine months ended September 30, 1998 as compared to a net loss of $1.5 million, or $0.14 per basic and diluted share, on revenues of $33.4 million for the nine months ended September 30, 1997.

  The Company had certificates of occupancy for 170 residences, 154 of which were included in the operating results as of September 30, 1998 as compared to 109 residences with certificates of occupancy, 93 of which were included in the operating results as of September 30, 1997. Of the residences included in the operating results as of September 30, 1998, the Company owned 83 residences and leased 71 residences (55 of which were operating leases and 16 of which were accounted for as financings) as compared to 31 owned residences and 62 leased residences (46 of which were operating leases and 16 of which were accounted for as financings) as of September 30, 1997. During the three months ended September 30, 1998, the Company terminated one lease effective October 1, 1998.

  Revenue. Revenue was $63.9 million for the nine months ended September 30, 1998 as compared to $33.4 million for the nine months ended September 30, 1997, an increase of $30.6 million. This increase was due primarily to the full nine months impact of the 33 residences (1,261 units) which opened during the nine months ended September 30, 1997, and to the opening of an additional 61 residences (2,467 units) since September 30, 1997.

  Residence Operating Expenses. Residence operating expenses were $39.6 million for the nine months ended September 30, 1998 as compared to $21.0 million for the nine months ended September 30, 1997, an increase of $18.6 million. This increase was due primarily to the full nine months impact of the 33 residences (1,261 units) which opened during the nine months ended September 30, 1997, and to the opening of an additional 61 residences (2,467 units) since September 30, 1997.

  Corporate General and Administrative. Corporate general and administrative expenses were $6.0 million for the nine months ended September 30, 1998 as compared to $2.7 million for the nine months ended September 30, 1997. The Company's corporate general and administrative expenses before capitalized payroll costs were $7.6 million for the nine months ended September 30, 1998 as compared to $4.0 million for the nine months ended September 30, 1997, an increase of $3.6 million. This increase results from an additional investment in the Company's corporate and regional infrastructure to support the development and operation of new residences including the expansion into new states. The Company capitalized $1.5 million of payroll costs for the nine months ended September 30, 1998 as compared to $1.3 million for the nine months ended September 30, 1997 resulting from an increase in development activities.

  Building Rentals. Building rentals were $9.6 million for the nine months ended September 30, 1998 as compared to $5.0 million for the nine months ended September 30, 1997, an increase of $4.6 million. This increase is due primarily to the impact of the nine leases entered into subsequent to September 30, 1997. As of

September 30, 1998 the Company had 55 operating leases as compared to 46 operating leases as of September 30, 1997.

  Depreciation and Amortization. Depreciation and amortization was $4.4 million for the nine months ended September 30, 1998 as compared to $2.5 million for the nine months ended September 30, 1997, an increase of $1.9 million. The increase in depreciation is the result of additional owned residences due to the Company's increased emphasis on asset ownership. As of September 31, 1998, the Company owned 83 residences as compared to 31 residences as of September 31, 1997. Depreciation expense also included depreciation associated with sale and leaseback transactions completed during fiscal years 1996 and 1997, which were accounted for as financings. Amortization expense decreased as a result of the adoption of SOP 98-5 as of January 1, 1998, which requires start-up costs to be expensed as incurred. Prior to the adoption of SOP 98-5, the Company's policy was to defer certain start-up costs associated with opening new residences and amortize them over the first twelve months of the residence's operations.

  Site Abandonment Costs. As a result of the Company's decision to reduce the number of new residence openings during fiscal year 1999 and beyond, the Company wrote-off $1.0 million of capitalized costs during the nine months ended September 30, 1998 relating to the abandonment of 11 development sites and other miscellaneous development costs. The Company had not written-off any such costs prior to the quarter ended June 30, 1998.

  Write-off of Impaired Assets and Related Expenses. The Company recorded a $8.9 million charge during the nine months ended September 30, 1998 consisting of (i) a $7.5 million write-off of goodwill resulting from the exit from its home health care operation acquired in October 1997 and (ii) a $1.4 million provision for exit costs associated with closing such home health care operation.

  Interest Expense. Interest expense was $7.4 million for the nine months ended September 30, 1998 as compared to $3.1 million for the nine months ended September 30, 1997. Gross interest expense for the nine months ended September 30, 1998 was $12.1 million compared to $7.5 million for the nine months ended September 30, 1997, an increase of $4.6 million. The increase is due to interest expense incurred during the nine months ended September 30, 1998 of $4.4 million on 6.0% Debentures issued in October, 1997, $2.2 million of interest incurred on 5.625% Debentures issued in April, 1998, an increase of $753,000 of interest on 16 sale and leaseback transactions accounted for as financings, seven of which were entered into during the three months ended September 30, 1997, $384,000 of interest incurred on loans pursuant to the Company's joint venture agreements, an increase of $680,000 on mortgage financings entered into subsequent to September 30, 1997, an increase of $215,000 on State of Idaho Housing and Finance Association loans completed subsequent to September 30, 1997, combined with a decrease of interest incurred on construction bridge loans of $4.0 million. The Company capitalized $4.8 million and $4.4 million of interest expense for the six months ended June 30, 1998 and 1997, respectively.

  Interest Income. Interest income was $2.9 million for the nine months ended September 30, 1998 as compared to $414,000 for the nine months ended September 30, 1997, an increase of $2.5 million. The increase is due to higher cash balances available to invest.

  Loss on Sale of Assets. Loss on sale of assets was $428,000 for the three months ended September 30, 1998 as compared to $1.0 million for the three months ended September 30, 1997. This decrease was due to a decrease in sale and leaseback transactions. The Company entered into four sale and leaseback transactions during the nine months ended September 30, 1998 as compared to 19 during the nine months ended September 30, 1997.

  Net Loss. As a result of the above, net loss was $13.3 million or $0.84 per basic and diluted share for the nine months ended September 30, 1998, compared to a net loss of $1.5 million, or $0.14 per basic and diluted share for the nine months ended September 30, 1997.

Liquidity and Capital Resources

  The following table sets forth certain data from the statement of cash flows as reported and as restated as a result of the adjustments discussed in Note 10 to the financial statements for the nine months ended September 30, 1998 (in thousands).

                                                         As Previously    As
                                                          Reported(1)  Restated
                                                         ------------- --------
     Net cash provided by operating activities..........   $  8,795    $  6,598
     Net cash used in investing activities..............    (86,201)    (95,830)
     Net cash provided by financing activities..........     93,785     105,574
                                                           --------    --------
     Net increase in cash and cash equivalents..........   $ 16,379    $ 16,342
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

  As a result of the restatement, the Company's cash position as of December 31, 1996 and 1997 and as of September 31, 1998 was $2.1 million, $63.3 million and $79.6 million, respectively, compared to $2.1 million, $63.2 million and $79.8 million, respectively, as previously reported. In addition, the Company's working capital position on a restated basis as of December 31, 1996 and 1997 and as of September 31, 1998 was negative $27.1 million, positive $40.1 million and positive $63.0 million, respectively, as compared to previously reported working capital of negative $26.4 million, positive $41.0 million and positive $64.1 million, respectively. As a result of the restatement, net cash provided by operating activities decreased by $2.2 million, primarily as a result of increase in net losses. Net cash used in investing activities increased by $9.6 million, and net cash provided by financing activities increased by $11.8 million, primarily as a result of accounting for change in construction payable balances as a non-cash transaction.

  At September 30, 1998, the Company had positive working capital of approximately $63.0 million including liabilities for construction payables. Exclusive of construction related activities, working capital was $70.1 million.

  Net cash provided by operating activities was $6.6 million during the nine month period ended September 30, 1998.

  Net cash used in investing activities totaled $95.8 million during the nine month period ended September 30, 1998. The primary use of cash was $97.7 million related to the development of new assisted living residences and $8.4 related primarily to the acquisition of three assisted living facilities. The primary source of cash was proceeds from sale and leaseback transactions of $8.3 million for three residences and $2.0 million of funds held in trust which were released during the period. In addition, during the first quarter of 1998 the Company converted $2.2 million of construction financing to a sale and leaseback with respect to one residence.

  Net cash provided by financing activities totaled $105.6 million during the nine month period ended September 30, 1998. The primary source of funds was from the issuance of $75.0 million of convertible subordinated debentures issued in April, 1998 and $40.3 million in mortgage financing received during the third quarter.

  As of September 30, 1998, the Company had invested excess cash balances in short-term certificates of deposit and U.S. Treasury securities.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 137, issued in June 1999, deferred the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. We do not expect the adoption of this statement to have a material impact on our results of operations.

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

                                          ASSISTED LIVING CONCEPTS, INC.
                                          Registrant

                                                  /s/ James W. Cruckshank
September 23, 1999                        By: _________________________________
                                            Name: James W. Cruckshank
                                            Title: Vice President Chief
                                                Financial Officer


                                                 /s/ M. Catherine Maloney
September 23, 1999                        By: _________________________________
                                            Name: M. Catherine Maloney
                                            Title: Vice President/Controller
                                                Chief Accounting Officer