Form 10-K
period 1998-12-31
ASSISTED LIVING CONCEPTS INC
filed 1999-09-29
CIK 929994

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

                  For the fiscal year ended December 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                  For the transition period from      to

                        Commission file number 1-13498

                        ASSISTED LIVING CONCEPTS, INC.
            (Exact name of registrant as specified in its charter)

                Nevada                                  93-1148702
     (State or other jurisdiction            (IRS EmployerIdentification No.)
   ofincorporation or organization)

                   11835 N.E. Glenn Widing Drive, Building E
                            Portland, OR 97220-9057
                                (503) 252-6233
         (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
Title of each class                                    on which registered
- -------------------                                  -----------------------
Common Stock, par value $.01                         American Stock Exchange
6% Convertible Subordinated Debentures Due November
 2002                                                American Stock Exchange
5.625% Convertible Subordinated Debentures Due May
 2003                                                American Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:
                                     None.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [_]

  The Registrant had 17,171,077 shares of common stock, $.01 par value, outstanding at May 31, 1999. The aggregate market value of the voting stock held by non-affiliates of the registrant on such date was approximately $49.4 million.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                    PART I

  References in this report to "ALC," the "Company," "us" or "we" refer to Assisted Living Concepts, Inc. and its subsidiaries.

ITEM 1. Business

Overview

  We operate, own, lease and develop free-standing assisted living residences. These residences are primarily located in small middle-market rural and suburban communities with a population typically ranging from 10,000 to 40,000. As of June 30, 1999 we had operations or development activities in five regions in 16 states.

  We also provide personal care and support services and make available routine nursing services (as permitted by applicable regulations) designed to meet the health care needs of our residents. We believe that this combination of residential, personal care, support and health care services provides a cost-efficient alternative and affords an independent lifestyle for individuals who do not require the broader array of medical services that nursing facilities are required by law to provide.

  We have experienced significant and rapid growth, primarily through the development of assisted living residences and, to a much lesser extent, through acquisitions of residences. When we completed our initial public offering in November 1994 we had a base of five residences (137 units). As of June 30, 1999, we had 175 assisted living residences in operation representing an aggregate of 6,741 units. Of these residences, we owned 105 residences (4,123 units) and leased 70 residences (2,620 units). For the three months ended June 30, 1999, our 127 Stabilized Residences (those residences that had been operating for twelve months prior to the beginning of the period or had achieved 95.0% occupancy within the first twelve months of operations) had an average occupancy rate of approximately 83.9% and an average monthly rental rate of approximately $1,860 per unit. Our 175 residences in operation during the three months ended June 30, 1999 had an average occupancy rate of approximately 74.3% and an average monthly rental rate of approximately $1,881 per unit.

  We are currently developing and, to a lesser extent, seeking to acquire additional assisted living residences in Indiana, Michigan, New Jersey, Iowa, Arizona, Georgia, and South Carolina. As of June 30, 1999, we had six residences with 245 units that had received certificates of occupancy but were not yet operating. In addition, we had four residences with 156 units that were under construction as of the same date. We also owned land for development of 10 sites, including three for expansion projects, where construction had not yet commenced. We have significantly reduced our development activity in 1999 in order to focus on stabilizing our current base of operating residences. We wrote-off approximately $2.4 million in fiscal year 1998 and $4.8 million through June 30, 1999 primarily associated with sites which we will no longer seek to develop. For the twelve months ended December 31, 1998, we commenced operations with respect to 57 residences (2,297 units). We intend to commence operation on an additional 20 residences (800 units) for the comparable period in 1999, 10 of which commenced operation through June 30, 1999. In addition to the development and construction costs incurred during 1998 with respect to these residences, we expect to incur up to an additional $30.0 million in capital expenditures and related start-up costs for the twelve months ended December 31, 1999, approximately $25.0 million of which had been incurred as of June 30, 1999.

   We have significantly reduced development activity in order to focus on our core business of operating our existing residences. The principal elements of our business strategy are to:

  . increase occupancy and improve operating efficiencies at our existing base of residences;

  . expand market penetration in existing markets;

  . serve higher-acuity residents; and

  . pursue strategic business alliances.

  We anticipate that revenues at a majority of our residences will continue to come from private pay sources. However, we believe that locating residences in states with favorable regulatory and reimbursement climates should provide a stable source of residents eligible for Medicaid reimbursement to the extent that private pay residents are not available and, in addition, provide our private pay residents with alternative sources of income when their private funds are depleted and they become Medicaid eligible.

  Assisted Living Concepts, Inc. is a Nevada corporation. Our principal executive offices are located at 11835 N.E. Glenn Widing Drive, Building E, Portland, Oregon 97220-9057, and our telephone number is (503) 252-6233.

Recent Developments

 Restatement of Historical Financial Statements

  On February 1, 1999, we announced that after consultation with our independent auditors we would restate our financial statements for the fiscal quarter ended June 30, 1997, the fiscal quarter ended September 30, 1997, the fiscal year ended December 31, 1997, the fiscal quarter ended March 31, 1998, the fiscal quarter ended June 30, 1998 and the fiscal quarter ended September 30, 1998. On March 31, 1999, we announced that the restatement would be more extensive than we had previously believed, and might include periods prior to the second quarter of 1997, including the fiscal year ended December 31, 1996. After further consultation with our independent auditors, we determined to restate our financial statements for the fiscal year ended December 31, 1996, the fiscal year ended December 31, 1997 and each of the first three fiscal quarters of the fiscal year ended December 31, 1998.

  The restatement resulted primarily from:

  . the earlier recognition of certain expenses that we previously capitalized in connection with our development and financing activities;

  . a modification in how we accounted for certain of our lease arrangements;

  . a modification in how we accounted for certain of our acquisitions and joint venture agreements;

  . the capitalization of fees we received during 1997 and 1998 that we previously recorded as a reduction of expenses or other income;

  . the elimination of an impairment write-down that we had previously recorded on three of our residences;

  . the elimination of certain accrued expenses previously recorded pursuant to a change in accounting principle; and

  . an increase in the amount of goodwill that we wrote-off in the second quarter of 1998 relating to exiting our home health operations.

  The overall effect of the restatement on net income and net income per share in each of the periods subject to the restatement is illustrated in the following table:

                                 As previously reported             As restated
                            ---------------------------------  -----------------------
                                                Net Income
                                                (Loss) Per
                                                  Share                    Net Loss
                                              ---------------            Per Basic and
            Period          Net Income (Loss) Basic   Diluted  Net Loss  Diluted Share
            ------          ----------------- ------  -------  --------  -------------
                                     (in thousands, except per share data)
   Year ended 12/31/96.....      $   149      $ 0.02  $ 0.01   $ (1,915)    $(0.23)
   Year ended 12/31/97.....      $ 4,209      $ 0.35  $ 0.34   $ (2,479)    $(0.21)
   Quarter ended
    3/31/98(1).............      $ 1,906      $ 0.12  $ 0.12   $   (784)    $(0.05)
   Quarter ended 6/30/98...      $(4,378)     $(0.28) $(0.28)  $(11,831)    $(0.75)
   Quarter ended 9/30/98...      $ 2,722      $ 0.16  $ 0.16   $   (720)    $(0.04)

  (1) Net income and net income per share, as previously reported for the quarter ended March 31, 1998, do not reflect the cumulative effect of the change in accounting principle which was adopted during the quarter ended June 30, 1998, effective January 1, 1998.

 Termination of Merger Agreement

  On February 1, 1999, we agreed with American Retirement Corporation ("ARC") to terminate our previously announced merger agreement, which had been entered into during November 1998. We recorded a charge of approximately $1.1 million in the fourth quarter of 1998, and $200,000 the first quarter of 1999 for expenses incurred related to the terminated merger.

 Securityholder Litigation

  Since February 1, 1999 12 separate complaints, which have been consolidated into one action, have been filed against us and certain of our officers and directors on behalf of purchasers of our common stock, 6.0% Convertible Subordinated Debentures (the "6.0% Debentures") and 5.625% Convertible Subordinated Debentures (the "5.625% Debentures" and, together with the 6.0% Debentures, the "Debentures") in the United States District Court for the District of Oregon. On July 23, 1999, a consolidated complaint was filed in connection with this litigation naming as additional defendants certain of our directors that were not named previously, as well as our independent auditors (solely in connection with our 1998 offering of 5.625% Debentures) and the underwriters in connection with our October 1997 offering of 6.0% Debentures. See Item 3 (Legal Proceedings) for information regarding this litigation.

 Termination of Joint Venture Agreements

  During fiscal years 1997 and 1998, we entered into joint venture agreements with respect to the operation of certain start-up residences pursuant to which 90% of the operating risks and rewards related to such residences were allocated to the joint venture partner, in which we had an interest. We consolidated the operations of the joint venture agreements in our financial statements. The joint venture partner reimbursed us for 90% of the start-up losses of the joint venture residences incurred in the second quarter of 1997 and through the third quarter of 1998, and we recognized such reimbursements as other income in our financial statements during such quarters. We have determined to restate such loss reimbursements as loans, rather than other income. We also have reflected amounts paid to repurchase the joint venture partner's interest in the operations of the joint venture residences in excess of reimbursed losses as interest and other expense.

  During the first quarter of 1999, we negotiated with the joint venture partner to acquire, for $3.8 million, all of such partner's remaining interests in the operations of the remaining 17 residences subject to joint venture agreements through the third quarter of 1998. The joint venture partner did not reimburse us for any start-up losses, nor have we entered into any new joint venture agreements with respect to the operation of start-up residences, subsequent to the third quarter of 1998.

 Management Changes

  On March 16, 1999, our board of directors announced the appointment of Dr. Keren Brown Wilson, our co-founder, as our President and Chief Executive Officer. The board also announced the appointment of Leslie J. Mahon as Vice President and Chief Operating Officer and James W. Cruckshank as Vice President and Chief Financial Officer. As of March 16, 1999, we also entered into a consulting agreement with William McBride, pursuant to which Mr. McBride agreed to provide us with consulting services and to resign from his position as our Chief Executive Officer, and amended Dr. Wilson's existing employment agreement. The terms of these agreements are summarized in Item 11.

  On March 31, 1999, we announced the resignation of Mr. McBride as Chairman of the Board of Directors and the election by the board of Richard C. Ladd as Interim Chairman. We also announced that Mr. McBride had decided not to seek reelection to the board of directors at the next annual meeting.

  In April 1999, we announced the increase in the number of board members from five to six and the election by the board of Jill Krueger to serve as a director and as chairman of our Audit Committee.

 Amendments to Certain Leases

  In March 1999, we amended 16 leases with a single lessor. Prior to the amendment the leases were accounted for as financings due to our continuing involvement in the residences in the form of a fair market value purchase option. The amendments resulted in the reclassification of such leases from financings to operating leases.

  In June 1999, we amended all of our 37 leases with another lessor. These amendments restructured provisions related to future minimum annual rent increases, or "rent escalators," which prior to the amendments required us to account for rent expense related to such leases on a straight-line basis. From the date of the amendment forward, we will account for the amended leases on a contractual cash payment basis and amortize the deferred rent balance as of the date of the amendment over the remaining initial terms of the lease. Those amendments also redefined the lease renewal option with respect to certain leases and provided the lessor with the option to declare an event of default in the event of a change of control under certain circumstances. In addition, the amendments also provide us with the ability, subject to certain conditions, to sublease or assign our leases with respect to two Washington residences.

 Write-off Related to Reduced Development Activity

  As a result of a continued reduction in our new residence development activities, we will incur write-offs of $1.3 million relating to previously capitalized development costs during the first quarter of 1999 and an additional $3.5 million in the second quarter of 1999. In the event that in the future we do not complete and open residences planned for development, we may incur similar write-offs. However, we have no present intention of commencing further development activity beyond the 10 residences currently included in construction in process as of June 30, 1999.

 Amendment of Loan Agreements

  During the third quarter of 1999, we amended certain loan agreements with one of our creditors. Pursuant to the amendment, we agreed to provide $8.3 million of additional cash collateral in exchange for the forbearance or waiver of certain possible defaults, including an amendment to certain financial covenants. The amendment provides for the release of the additional collateral upon the achievement of specified performance targets, provided that we are in compliance with the other terms of the loan agreements.

Services

  Our residences offer residents a supportive, "home-like" setting and assistance with activities of daily living. Residents are individuals who, for a variety of reasons, cannot live alone but do not typically need the 24-hour skilled medical care provided in nursing facilities. We design services provided to these residents to respond to their individual needs and to improve their quality of life. This individualized assistance is available 24 hours a day, to meet both anticipated and unanticipated needs, including routine health-related services, which are made available and are provided according to the resident's individual needs and state regulatory requirements. Available services include:

  .  General services, such as meals, laundry and housekeeping;

  . Support services, such as assistance with medication, monitoring health status and transportation; and

  .  Personal care, such as dressing, grooming and bathing.

  We also provide or arrange access to additional services beyond basic housing and related services, including physical therapy and pharmacy services.

  Although a typical package of basic services provided to a resident includes meals, housekeeping, laundry and personal care, we do not have a standard service package for all residents. Instead, we are able to accommodate the changing needs of our residents through the use of individual service plans and flexible staffing patterns. Our multi-tiered rate structure for services is based upon the acuity of, or level of services needed by, each resident. Supplemental and specialized health-related services for those residents requiring 24-hour supervision or more extensive assistance with activities of daily living are provided by third-party providers who are reimbursed directly by the resident or a third-party payor (such as Medicaid or long-term care insurance). We assess the level of need of each resident regularly.

Operations

  Each residence has an on-site program director who is responsible for the overall day-to-day operation of the residence, including quality of care, marketing, social services and financial performance. The program director is assisted by professional and non-professional personnel, some of whom may be independent providers or part-time personnel, including nurses, personal service assistants, maintenance and kitchen personnel. The nursing hours vary depending on the residents' needs. We consult with outside providers, such as registered nurses, pharmacists, and dietitians, for purposes of medication review, menu planning and responding to any special dietary needs of residents. Personal service assistants who primarily are full-time employees are responsible for personal care, dietary services, housekeeping and laundry services. Maintenance services are performed by full and part-time employees.

  We have established an infrastructure that includes five regional operational managers who oversee the overall performance and finances of each region, operations managers who oversee the day-to-day operations of up to 10 to 12 residences, and team leaders who provide peer support for up to three to four residences. Presently, residence personnel also are supported by corporate staff based at our headquarters. Corporate and regional personnel work with the program directors to establish residence goals and strategies, quality assurance oversight, development of Company policies and procedures, government relations, marketing and sales, community relations, development and implementation of new programs, cash management and treasury functions, and human resource management.

Competition

  The long-term care industry generally is highly competitive. We compete with other assisted living providers, including an increasing number of hospitals offering assisted living, and with numerous other companies providing similar long-term care alternatives, such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. We expect that, as assisted living receives increased attention and the number of states which include assisted living in their Medicaid programs increases, competition will grow from new market entrants, including publicly and privately held companies focusing primarily on assisted living. Nursing facilities that provide long-term care services are also a potential source of competition for us. Providers of assisted living residences compete for residents primarily on the basis of quality of care, price, reputation, physical appearance of the facilities, services offered, family preferences, physician referrals and location. Some of our competitors operate on a not-for-profit basis or as charitable organizations. Some of our competitors are significantly larger than us and have, or may obtain, greater resources than ours. While we generally believe that there is moderate competition for less expensive segments of the private market and for Medicaid residents in small communities, we have seen an increase in competition in certain of our markets. Our major competitors are other long-term care facilities, including assisted living facilities within the same geographic area as our residences because our experience indicates that senior citizens who move into long-term care communities frequently choose communities near their homes.

  We believe that the rapid growth of the assisted living industry has resulted in an oversupply of assisted living residences in certain of our markets. Recently, we have experienced slower fill-up of Start-Up Residences in these markets than expected, as well as declining occupancy in our Stabilized Residences due to the increase in options available to potential new residents when units are vacated. There can be no assurance that we will be able to compete effectively in those markets where overbuilding exists, or that future overbuilding in other markets where we have opened or plan to open residences will not adversely affect our operations.

Funding

  Assisted living residents or their families generally pay the cost of care from their own financial resources. Depending on the nature of an individual's health insurance program or long-term care insurance policy, the individual may receive reimbursement for costs of care under an "assisted living," "custodial" or "alternative care benefit." Government payments for assisted living have been limited. Some state and local governments offer subsidies for rent or services for low-income elders. Others may provide subsidies in the form of additional payments for those who receive Supplemental Security Income
(SSI). Medicaid provides coverage for certain financially or medically needy persons, regardless of age, and is funded jointly by federal, state and local governments. Medicaid contracts for assisted living vary from state to state. Although a majority of our revenues come from private payors, the cost structure of the residences has historically been, and is expected to continue to be, sufficiently low so that the residences are able to operate profitably if all of their revenues are derived through Medicaid contracts.

  In 1981, the federal government approved a Medicaid waiver program called Home and Community Based Care which was designed to permit states to develop programs specific to the healthcare and housing needs of the low-income elderly eligible for nursing home placement (a "Medicaid Waiver Program"). In 1986, Oregon became the first state to use federal funding for licensed assisted living services through a Medicaid Waiver Program authorized by the Health Care Financing Administration ("HCFA"). Under a Medicaid Waiver Program, states apply to HCFA for a waiver to use Medicaid funds to support community-based options for the low-income elderly who need long-term care. These waivers permit states to reallocate a portion of Medicaid funding for nursing facility care to other forms of care such as assisted living. In 1994, the federal government implemented new regulations which empowered states to further expand their Medicaid Waiver Programs and eliminated restrictions on the amount of Medicaid funding states could allocate to community-based care, such as assisted living. A limited number of states including Oregon, New Jersey, Texas, Arizona, Nebraska, Florida and Washington currently have operating Medicaid Waiver Programs that allow them to pay for assisted living care. Without a Medicaid Waiver Program, states can only use federal Medicaid funds for long-term care in nursing facilities.

  During the years ended December 31, 1996, 1997 and 1998, direct payments received from state Medicaid agencies accounted for approximately 12.4%, 11.1% and 10.7%, respectively, of our revenue while the tenant-paid portion received from Medicaid residents accounted for approximately 6.9%, 5.9% and 5.8%, respectively, of our revenue during these periods. We expect in the future that state Medicaid reimbursement programs will continue to constitute a significant source of our revenue.

Government Regulation

  Our assisted living residences are subject to certain state statutes, rules and regulations, including those which provide for licensing requirements. In order to qualify as a state licensed facility, our residences must comply with regulations which address, among other things, staffing, physical design, required services and resident characteristics. As of May 31, 1999, we had obtained licenses in Oregon, Washington, Idaho, Nebraska, Texas, Arizona, Iowa, Louisiana, Ohio, New Jersey, Pennsylvania, Florida, Michigan and South Carolina. We are not subject to state licensure requirements in Indiana and we expect that we will obtain licenses in other states as required. Our residences are also subject to various local building codes and other ordinances, including fire safety codes. These requirements vary from state to state and are monitored to varying degrees by state agencies.

  As a provider of services under the Medicaid program in the United States, we are subject to Medicaid fraud and abuse laws, which prohibit any bribe, kickback, rebate or remuneration of any kind in return for the referral of Medicaid patients, or to induce the purchasing, leasing, ordering or arranging of any goods or services to be paid for by Medicaid. Violations of these laws may result in civil and criminal penalties and exclusions from participation in the Medicaid program. The Inspector General of the Department of Health and Human Services issued "safe harbor" regulations specifying certain business practices, which are exempt from sanctions under the fraud and abuse law. Several states in which we operate or intend to operate have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers if such arrangements are designed to induce or encourage the referral of patients to a particular provider. We at all times attempt to comply with all applicable fraud and abuse laws. There can be no assurance that administrative or judicial interpretation of existing laws or regulations or enactments of new laws or regulations will not have a material adverse effect on our results of operations or financial condition.

  Currently, the federal government does not regulate assisted living residences as such. State standards required of assisted living providers are less in comparison with those required of other licensed health care operators. For instance, the states we initially targeted for development/expansion typically do not set staffing ratios. Current Medicaid regulations provide for comparatively flexible state control over the licensure and regulation of assisted living residences. There can be no assurance that federal regulations governing the operation of assisted living residences will not be implemented in the future or that existing state regulations will not be expanded.

  Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist that also may require modifications to planned facilities to create access to the properties by disabled persons. Although we believe that our facilities currently under development are substantially in compliance with, or are exempt from, present requirements, we will incur additional costs if required changes involve a greater expenditure than anticipated or must be made on a more accelerated basis than anticipated. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons, the costs of compliance with which could be substantial.

Employees

  As of May 31, 1999 we had 3,576 employees, of whom 1,506 were full-time employees and 2,070 were part-time employees. None of our employees are represented by any labor union. We believe that our labor relations are generally good.

ITEM 2.  Properties

  The following chart sets forth, as of June 30, 1999 the location, number of units, date of licensure, and ownership status of our residences. In addition, the chart sets forth occupancy rates as of May 31, 1999.

                                              Opening              Occupancy (%)
   Residence                            Units Date(1) Ownership(2)  at 5/31/99
   ---------                            ----- ------- ------------ -------------
   Western Region
   Idaho
   Burley..............................   35   08/97     Leased         68.6
   Caldwell............................   35   08/97     Leased         37.1
   Garden City.........................   48   04/97      Owned         72.9
   Hayden..............................   39   11/96     Leased         94.9
   Idaho Falls.........................   39   01/97      Owned        100.0
   Moscow..............................   35   04/97      Owned         65.7
   Nampa...............................   39   02/97     Leased         66.7
   Rexburg.............................   35   08/97      Owned         45.7
   Twin Falls..........................   39   09/97      Owned         51.3
                                         ---
     Sub Total.........................  344
   Oregon
   Astoria.............................   28   08/96      Owned         89.3
   Bend................................   46   11/95      Owned         97.8
   Brookings...........................   36   07/96      Owned         88.9
   Canby...............................   25   12/90     Leased        100.0

                                              Opening              Occupancy (%)
   Residence                            Units Date(1) Ownership(2)  at 5/31/99
   ---------                            ----- ------- ------------ -------------
   Estacada............................   30   01/97      Owned         96.7
   Eugene..............................   47   08/97     Leased         93.6
   Hood River..........................   30   10/95      Owned         96.7
   Klamath Falls.......................   36   10/96     Leased         75.0
   Lincoln City........................   33   10/94      Owned         63.6
   Madras..............................   27   03/91      Owned        100.0
   Myrtle Creek........................   34   03/96     Leased         97.1
   Newberg.............................   26   10/92     Leased        100.0
   Newport.............................   36   06/96     Leased         88.9
   Pendleton...........................   39   04/91     Leased         56.4
   Prineville..........................   30   10/95      Owned        100.0
   Redmond.............................   37   03/95     Leased         89.2
   Silverton...........................   30   07/95      Owned        100.0
   Sutherlin...........................   30   01/97     Leased        100.0
   Talent..............................   36   10/97      Owned        100.0
                                         ---
     Sub Total.........................  636

   Washington
   Battle Ground.......................   40   11/96     Leased         90.0
   Bremerton...........................   39   05/97      Owned         64.1
   Camas...............................   36   03/96     Leased         94.4
   Enumclaw............................   40   04/97      Owned         80.0
   Ferndale............................   39   10/98      Owned         46.2
   Grandview...........................   36   02/96     Leased         80.6
   Hoquiam.............................   40   07/97     Leased         97.5
   Kelso...............................   40   08/96     Leased         95.0
   Kennewick...........................   36   12/95     Leased         38.9
   Port Orchard........................   39   06/97      Owned         97.4
   Port Townsend.......................   39   01/98      Owned        100.0
   Spokane.............................   39   09/97      Owned         56.4
   Sumner..............................   48   03/98      Owned         87.5
   Vancouver...........................   44   06/96     Leased         45.5
   Walla Walla.........................   36   02/96     Leased        100.0
   Yakima..............................   48   07/98      Owned         79.2
                                         ---
     Sub Total.........................  639

   Midwest Region
   Indiana
   Bedford.............................   39   03/98      Owned         48.7
   Bloomington.........................   39   01/98      Owned         71.8
   Camby...............................   39   12/98      Owned         23.1
   Elkheart............................   39   09/97     Leased         89.7
   Fort Wayne..........................   39   06/98      Owned         25.6
   Franklin............................   39   05/98      Owned         59.0
   Huntington..........................   39   02/98      Owned         56.4
   Jeffersonville......................   39   03/99      Owned         20.5
   Kendalville.........................   39   05/98      Owned         38.5
   LaPorte.............................   39   10/98      Owned         46.2
   Logansport..........................   39   02/98      Owned         87.2
   Madison.............................   39   10/97     Leased         89.7
   Marion..............................   39   03/98      Owned         25.6
   Muncie..............................   39   02/98      Owned        100.0
   New Albany..........................   39   05/98      Owned         56.4
   New Castle..........................   39   02/98      Owned         53.9
   Seymour.............................   39   05/98      Owned         59.0

                                              Opening              Occupancy (%)
   Residence                            Units Date(1) Ownership(2)  at 5/31/99
   ---------                            ----- ------- ------------ -------------
   Shelbyville.........................   39   05/98      Owned         84.6
   Warsaw..............................   39   10/97      Owned         43.6
                                         ---
     Sub Total.........................  741

   Iowa
   Atlantic............................   30   09/98      Owned         60.0
   Carroll.............................   35   01/99      Owned         34.3
   Clarinda............................   35   09/98      Owned         48.6
   Council Bluff.......................   50   03/99      Owned         32.0
   Denison.............................   35   05/98     Leased         48.6
                                         ---
     Sub Total.........................  185
   Michigan
   Three Rivers........................   39   04/99      Owned         12.8

   Nebraska
   Beatrice............................   39   07/97     Leased         69.2
   Blair...............................   30   07/98      Owned         60.0
   Columbus............................   39   06/98      Owned        100.0
   Fremont.............................   39   05/98      Owned         97.4
   Nebraska City.......................   30   06/98      Owned         96.7
   Norfolk.............................   39   04/97     Leased         71.8
   Seward..............................   30   10/98      Owned         43.3
   Wahoo...............................   39   06/97     Leased         64.1
   York................................   39   05/97     Leased         94.9
                                         ---
     Sub Total.........................  324

   Southeast Region
   Florida
   Quincy..............................   39   04/99      Owned         20.5
   Milton..............................   39   06/99      Owned          --
                                         ---
     Sub Total.........................   78

   Louisiana
   Alexandria..........................   47   07/98      Owned         57.5
   Bunkie..............................   39   01/99      Owned         25.6
   Houma...............................   48   08/98      Owned         70.8
   Ruston..............................   39   01/99      Owned         25.6
                                         ---
     Sub Total.........................  173

   South Carolina
   Aiken...............................   39   02/98      Owned         76.9
   Clinton.............................   39   11/97     Leased         43.6
   Goose Creek.........................   39   08/98      Owned         48.7
   Greenwood...........................   39   05/98     Leased         18.0
   James Island........................   39   08/98      Owned         56.4
   North Augusta.......................   39   10/98      Owned         23.1
   Port Royal..........................   39   09/98      Owned         51.3
   Summerville.........................   39   02/98      Owned         82.1
                                         ---
     Sub Total.........................  312

   Texas
   Athens..............................   38   11/95     Leased         97.4
   Carthage............................   30   10/95     Leased         93.3
   Gun Barrel City.....................   40   10/95     Leased         92.5
   Henderson...........................   30   09/96     Leased         96.7
   Jacksonville........................   39   12/95     Leased        100.0

                                              Opening              Occupancy (%)
   Residence                            Units Date(1) Ownership(2)  at 5/31/99
   ---------                            ----- ------- ------------ -------------
   Longview............................    30  09/95     Leased         96.7
   Lufkin..............................    39  05/96     Leased         97.4
   Marshall............................    40  07/95     Leased        100.0
   Nacogdoches.........................    30  06/96     Leased        100.0
   Paris Oaks..........................    50  12/98      Owned        100.0
                                        -----
     Sub Total.........................   366
   Southwest Region
   Texas
   Abilene.............................    38  10/96     Leased         86.8
   Amarillo............................    50  03/96     Leased         96.0
   Beaumont............................    50  04/96     Leased         92.0
   Big Springs.........................    38  05/96     Leased        100.0
   Bryan...............................    30  06/96     Leased        100.0
   Canyon..............................    30  06/96     Leased         93.3
   Cleburne............................    44  01/96      Owned         97.7
   College Station.....................    39  10/96     Leased        100.0
   Conroe..............................    38  07/96     Leased        100.0
   Denison.............................    30  01/96      Owned         86.7
   Gainesville.........................    40  01/96     Leased         97.5
   Greenville..........................    40  11/95     Leased         75.0
   Levelland...........................    30  01/96     Leased        100.0
   Lubbock.............................    50  07/96     Leased         96.0
   McKinney............................    39  01/97      Owned         94.9
   McKinney............................    50  05/98      Owned        100.0
   Mesquite............................    50  07/96     Leased         90.0
   Midland.............................    50  12/96      Owned         98.0
   Mineral Wells.......................    30  07/96     Leased         96.7
   Orange..............................    36  03/96     Leased        100.0
   Pampa...............................    36  08/96     Leased        100.0
   Plainview...........................    36  07/96     Leased        100.0
   Plano...............................    60  05/98      Owned         95.0
   Port Arthur.........................    50  05/96      Owned         96.0
   Rowlett.............................    36  10/96      Owned        100.0
   Sherman.............................    39  10/95     Leased         97.4
   Sulphur Springs.....................    30  01/96      Owned        100.0
   Sweetwater..........................    30  03/96     Leased        100.0
   Temple..............................    40  01/97     Leased         67.5
   Wichita Falls.......................    50  10/96     Leased         64.0
                                        -----
     Sub Total......................... 1,209

   Arizona
   Apache Junction.....................    48  03/98      Owned         81.3
   Bullhead City.......................    40  08/97     Leased         80.0
   Lake Havasu.........................    36  04/97     Leased         58.3
   Mesa................................    50  01/98      Owned        72.00
   Payson..............................    39  10/98      Owned         84.6
   Prescott Valley.....................    39  10/98      Owned         30.8
   Surprise............................    50  10/98      Owned         12.0
   Yuma................................    48  03/98      Owned         62.5
                                        -----
     Sub Total.........................   350

                                              Opening              Occupancy (%)
   Residence                            Units Date(1) Ownership(2)  at 5/31/99
   ---------                            ----- ------- ------------ -------------
   Northeast Region
   New Jersey
   Bridgeton...........................    39  03/98      Owned         87.2
   Burlington..........................    39  11/97      Owned        100.0
   Egg Harbor..........................    39  04/99      Owned         48.7
   Glassboro...........................    39  03/97     Leased        100.0
   Millville...........................    39  05/97     Leased        100.0
   Pennsville..........................    39  11/97      Owned         97.4
   Rio Grande..........................    39  11/97      Owned         94.9
   Vineland............................    39  01/97     Leased         97.4
                                        -----
     Sub Total.........................   312

   Ohio
   Bellefountaine......................    35  03/97      Owned         80.0
   Bucyrus.............................    35  01/97      Owned         94.3
   Cambridge...........................    39  10/97      Owned         43.6
   Celina..............................    39  04/97      Owned         79.5
   Defiance............................    35  02/96      Owned         91.4
   Findlay.............................    39  03/97      Owned         20.5
   Fremont.............................    39  07/97     Leased         51.3
   Greenville..........................    39  02/97      Owned         79.5
   Hillsboro...........................    39  03/98      Owned         53.9
   Kenton..............................    35  03/97      Owned        100.0
   Lima................................    39  06/97      Owned         56.4
   Marion..............................    39  04/97      Owned         48.7
   Newark..............................    39  10/97     Leased         92.3
   Sandusky............................    39  09/98      Owned         23.1
   Tiffin..............................    35  06/97     Leased         62.9
   Troy................................    39  03/97     Leased         94.9
   Wheelersburg........................    39  09/97     Leased         30.8
   Zanesville..........................    39  12/97      Owned         66.7
                                        -----
     Sub Total.........................   682

   Pennsylvania
   Butler..............................    39  12/97      Owned         61.5
   Hermitage...........................    39  03/98      Owned        100.0
   Indiana.............................    39  03/98      Owned         43.6
   Johnstown...........................    39  06/98      Owned         46.2
   Latrobe.............................    39  12/97      Owned         89.7
   Lower Burrell.......................    39  01/97      Owned        100.0
   New Castle..........................    39  04/98      Owned         71.8
   Penn Hills..........................    39  05/98      Owned         53.9
   Uniontown...........................    39  06/98      Owned         56.4
                                        -----
     Sub Total.........................   351
                                        -----
     Grand Total....................... 6,741
                                        =====

- --------
(1) Reflects the date operations commenced, typically the licensure date for developed residences and the date of purchase for acquired residences.

(2) As of June 30, 1999, we owned 105 residences, 37 of which were subject to permanent mortgage financing and 68 of which were unencumbered, and we leased 70 residences pursuant to long-term operating leases. See Notes 5 and 8 to the consolidated financial statements included elsewhere herein.

  We also lease in total approximately 28,000 square feet of office space for the Corporate and Regional offices in Portland, Oregon; Glendale, Arizona; Dallas, Texas; Omaha, Nebraska; and Dublin, Ohio.

Construction and Development Activities

  We are developing additional residences or expanding existing residences in Indiana, Florida, Michigan, Iowa, New Jersey and South Carolina. As of June 30, 1999, we had six residences with 245 units that had received certificates of occupancy but were not yet operating. In addition, we had four residences with 156 units that were under construction as of the same date. We also owned land for development of nine sites, including three for expansion projects, where construction had not yet commenced. We have significantly reduced our development activity in 1999 in order to focus on stabilizing our current base of operating residences.

  We generally locate our residences in well-established residential neighborhoods in smaller rural and suburban communities, where the population typically ranges from 10,000 to 40,000 with a higher than average percentage of middle aged or elderly individuals. To provide the appropriate level of personal care efficiently and economically, and to ensure that residents are not intimidated by residence size, we develop residences ranging in size from 30 to 50 residential units and containing approximately 16,000 to 32,000 total square feet, with studio and one-bedroom units comprising an average of 320 square feet and 450 square feet, respectively, of private living space.

  Historically, we have either retained outside developers to construct residences or acquired newly constructed residences from developers under "turn-key" agreements. Since the end of 1997 we have expanded almost entirely through outside development. Because of the planned reduction of development activities in 1999, we intend to conduct an increasing portion of such development activities internally. Where we use outside developers, we approve all aspects of development including, among other things, market feasibility, site selection, plans and specifications, the proposed construction budget and selection of the architect and general contractor. We estimate the average construction time for a typical residence to be approximately five to nine months, depending upon the number of units.

ITEM 3. Legal Proceedings

Securityholder Litigation

  Since February 1, 1999, 12 separate complaints, which have since been consolidated into one action, have been filed against us and certain of our officers and directors in the United States District Court for the District of Oregon. On July 23, 1999, a consolidated complaint was filed in connection with this litigation. The consolidated complaint purports to be brought on behalf of a class of purchasers of our common stock from July 28, 1997 through March 31, 1999 and on behalf of a class of purchasers of our Debentures from the date of issuance through March 31, 1999. The consolidated complaint alleges violations of the federal securities laws and seeks unspecified damages. It also names as additional defendants certain of our directors that were not named previously, as well as our independent auditors (solely in connection with our 1998 offering of 5.625% Debentures) and the underwriters in connection with our 1997 offering of 6.0% Debentures. We cannot predict the outcome of the foregoing litigation and currently are unable to evaluate the likelihood of success or the range of possible loss. However, if the foregoing consolidated action were determined adversely to us, such a determination could have a material adverse effect on our financial condition, results of operations, cash flow or liquidity.

Other Litigation

  In addition to the matter referred to in the immediately preceding paragraph, we are involved in various lawsuits and claims arising in the normal course of business. In the opinion of our management, although the outcomes of these other suits and claims are uncertain, in the aggregate such other suits and claims should not have a material adverse effect on our financial condition, results of operations, cash flow or liquidity.

ITEM 4. Submission of Matters to a Vote of Security Holders

  Not applicable.

                                    PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

  Our Common Stock, par value $0.01 (the "Common Stock"), is listed on the American Stock Exchange ("AMEX") under the symbol "ALF." The following table sets forth the high and low closing sales prices of the Common Stock, as reported by the AMEX, for the periods indicated.

                                                         1997          1998
                                                     ------------- -------------
                                                      High   Low    High   Low
                                                     ------ ------ ------ ------
     Years ended December 31:
       1st Quarter.................................. $10.68 $ 7.13 $21.63 $17.50
       2nd Quarter..................................  14.50   9.88  21.38  14.13
       3rd Quarter..................................  19.75  13.25  18.00  12.44
       4th Quarter..................................  22.38  15.75  14.50   9.88

  For the period from January 1, 1999 to April 15, 1999, the high and low closing sales prices of the Common Stock, as reported by the AMEX was $14.50 and $2.88, respectively. On April 15, 1999, the AMEX halted trading in the Common Stock.

  As of May 31, 1999, we had approximately 80 holders of record of Common Stock. We are unable to estimate the number of additional stockholders whose shares are held for them in street name or nominee accounts.

  Our current policy is to retain any earnings to finance the operations and expansion of our business. In addition, certain outstanding indebtedness and certain lease agreements restrict the payment of cash dividends. It is anticipated that the terms of future debt financing may do so as well. Therefore, the payment of any cash dividends on the Common Stock is unlikely in the foreseeable future.

ITEM 6. Selected Financial Data

  The following table presents selected historical condensed consolidated financial data for us and our Predecessor. Our "Predecessor" consisted of:
Assisted Living Facilities, Inc., an S-Corporation; Madras Elder Care, a partnership; and Lincoln City Partners, a partnership, which, prior to December 31, 1994, owned the five residences operated by us in December 1994. The consolidated statement of operations data of the Predecessor for the eleven months ended November 30, 1994 and the consolidated statement of operations data of the Company for the one month ended December 31, 1994 and the year ended December 31, 1995, as well as the consolidated balance sheet data at December 31, 1994, 1995 and 1996, are derived from our audited consolidated financial statements and those of the Predecessor. The consolidated statement of operations data for the years ended December 31, 1996, 1997 and 1998, as well as the consolidated balance sheet data at December 31, 1997 and 1998, are derived from our consolidated financial statements included elsewhere in this report which have been audited by KPMG LLP, independent auditors. You should read the selected financial data below in conjunction with our consolidated financial statements, including the related notes, and the information in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          Predecessor                   The Company
                          ------------ ------------------------------------------------
                             Eleven     One Month
                          Months Ended    Ended         Years Ended December 31,
                          November 30, December 31, -----------------------------------
                              1994         1994      1995     1996     1997      1998
                          ------------ ------------ -------  -------  -------  --------
                                    (in thousands, except per share data)
Consolidated Statements
 of Operations Data:
Revenue.................     $1,841       $  212    $ 4,067  $21,022  $49,605  $ 89,384
Operating expenses:
  Residence operating
   expenses.............      1,127          125      2,779   14,055   31,591    57,443
  Management Fees.......         93          --         --       --       --        --
  Corporate general and
   administrative.......        --           152      1,252    1,864    4,050    11,099
  Building rentals......        --            42        798    3,949    7,969    12,764
  Depreciation and
   amortization.........        105           13        296    1,094    3,683     6,339
  Terminated merger
   expense..............        --           --         --       --       --      1,068
  Site abandonment
   costs................        --           --         --       --       --      2,377
  Write-off of impaired
   assets...............        --           --         --       --       --      8,521
                             ------       ------    -------  -------  -------  --------
    Total operating
     expenses...........      1,325          332      5,125   20,962   47,293    99,611
                             ------       ------    -------  -------  -------  --------
Operating income
 (loss).................        516         (120)    (1,058)      60    2,312   (10,227)
                             ------       ------    -------  -------  -------  --------
Other income (expense):
  Interest expense......        297            8         96    1,146    4,946    11,039
  Interest income.......        (12)         (64)      (579)    (455)  (1,526)   (3,869)
  Loss on sale of
   assets...............        --           --         --       854    1,250       651
  Debenture conversion
   costs................        --           --         --       426      --        --
  Other expenses........        --           --         --         4      121     1,174
                             ------       ------    -------  -------  -------  --------
    Total other (income)
     expenses...........        285          (56)      (483)   1,975    4,791     8,995
                             ------       ------    -------  -------  -------  --------
Income (loss) before
 taxes and
 cumulative effect of
 change in
 accounting principle...        231          (64)      (575)  (1,915)  (2,479)  (19,222)
Provision for income
 taxes..................         85          --         --       --       --        --
Cumulative effect of
 change in
 accounting principle...        --           --         --       --       --     (1,523)
                             ------       ------    -------  -------  -------  --------
Net income (loss).......     $  146       $  (64)   $  (575) $(1,915) $(2,479) $(20,745)
                             ======       ======    =======  =======  =======  ========
Basic and diluted net
 loss per common share:
  Loss before cumulative
   effect of change in
   accounting
   principle............        --        $(0.01)   $ (0.10) $ (0.23) $ (0.21) $  (1.18)
  Cumulative effect of
   change in accounting
   principle............        --           --         --       --       --   $  (0.09)
                             ------       ------    -------  -------  -------  --------
Basic and diluted net
 loss per common share..        --        $(0.01)   $ (0.10) $ (0.23) $ (0.21) $  (1.27)
                             ======       ======    =======  =======  =======  ========
Basic and diluted
 weighted average common
 shares outstanding.....        --         6,000      6,000    8,404   11,871    16,273

                                                At December 31,
                                   --------------------------------------------
                                    1994    1995      1996      1997     1998
                                   ------- -------  --------  -------- --------
                                                 (in thousands)
Consolidated Balance Sheet Data:
Working capital..................  $13,122 $(5,320) $(27,141) $ 40,062 $ 43,856
Total assets.....................   17,903  53,546   147,223   324,367  414,669
Long-term debt, excluding current
 portion.........................    1,101  24,553    49,663   157,700  266,286
Shareholders' equity.............   16,219  15,644    56,995   132,244  119,197

                     Quarterly Financial Data (Unaudited)
                     (in thousands except per share data)

                              1997 Quarterly Financial Data                1998 Quarterly Financial Data
                          -----------------------------------------  ---------------------------------------------
                           1st     2nd      3rd      4th    Year to    1st      2nd       3rd      4th    Year to
                           Qtr     Qtr      Qtr      Qtr     Date      Qtr      Qtr       Qtr      Qtr      Date
                          ------ -------  -------  -------  -------  -------  --------  -------  -------  --------
Results of Operations
Revenue.................  $9,479 $11,108  $12,765  $16,253  $49,605  $18,773  $ 21,353  $24,012  $25,246  $ 89,384
Operating income
 (loss).................     805   1,010      303      194    2,312    1,408    (8,609)   1,657   (4,684)  (10,227)
Net income (loss) before
 cumulative effect of
 change in accounting
 principle..............      31     (74)  (1,475)    (961)  (2,479)     739   (11,831)   (720)   (7,410)  (19,222)
Change in accounting
 principle..............     --      --       --       --       --    (1,523)      --       --       --     (1,523)
Net income (loss).......      31     (74)  (1,475)    (961)  (2,479)    (784)  (11,831)    (720)  (7,410)  (20,745)
Basic and diluted income
 (loss) per share(1)
Income (loss) per common
 share before cumulative
 effect of change in
 accounting principle...    0.00   (0.01)   (0.13)   (0.07)   (0.21)    0.05     (0.75)   (0.04)   (0.43)    (1.18)
Cumulative effect of
 change in accounting
 principle..............     --      --       --       --       --     (0.10)      --       --       --      (0.09)
Loss per share..........  $ 0.00 $ (0.01) $ (0.13) $ (0.07) $ (0.21) $ (0.05) $  (0.75) $ (0.04) $ (0.43) $  (1.27)
Basic and diluted
 weighted average common
 shares outstanding.....  11,004  11,044   11,084   14,429   11,871   15,688    15,679   16,604   17,094    16,273

- --------
(1) Quarter net income (loss) per share amounts may not add to the full year total due to rounding.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Restatement

  On February 1, 1999, we announced that after consultation with our independent auditors, we would restate our financial statements for the fiscal quarter ended June 30, 1997, the fiscal quarter ended September 30, 1997, the fiscal year ended December 31, 1997, the fiscal quarter ended March 31, 1998, the fiscal quarter ended June 30, 1998 and the fiscal quarter ended September 30, 1998. On March 31, 1999, we announced that the restatement would be more extensive than we had previously believed, and might include periods prior to the second quarter of 1997, including the fiscal year ended December 31, 1996. After further consultation with our independent auditors, we determined to restate our financial statements for the fiscal year ended December 31, 1996, the fiscal year ended December 31, 1997 and each of the first three fiscal quarters of the fiscal year ended December 31, 1998.

  The restatement reduced the net income for the fiscal years ended December 31, 1996 and 1997 and for the nine months ended September 30, 1998 by $2.1 million, $6.7 million and $11.0 million, respectively. The cumulative effect of the restatement reduced shareholders' equity by $19.7 million through September 30, 1998. As a result of the restatement, we reported net losses of $1.9 million, $2.5 million and $13.3 million for the fiscal years 1996 and 1997 and the nine months ended September 30, 1998, respectively, compared to previously reported net income of $149,000, $4.2 million and a net loss of $2.4 million, respectively. As a result of the restatement, the Company reported net loss per diluted share of $0.23, $0.21 and $0.84 for the fiscal years ended December 31, 1996 and 1997 and the nine months ended September 30, 1998, respectively, compared to previously reported net income of $0.03 and $0.34, and net loss of $0.14, per diluted share, respectively. After the restatement, the Company's cash position as of December 31, 1996 and 1997 and as of September 30, 1998 was $2.1 million, $63.3 million and $79.6 million, respectively, as compared to $2.1 million, $63.4 million and $79.8 million, respectively, as previously reported. In addition, our working capital position as of December 31, 1996 and 1997 and as of September 30, 1998 was negative $27.1 million, positive $40.1 million and positive

$63.0 million, respectively, as compared to previously reported working capital of negative $26.4 million, positive $41.0 million and positive $64.1 million, respectively.

  The restatement resulted primarily from: (i) the earlier recognition of certain expenses that we previously capitalized in association with our development and financing activities; (ii) a modification in how we accounted for certain of our lease arrangements; (iii) a modification in how we accounted for certain of our acquisitions and our joint venture arrangements;
(iv) the capitalization of fees we received during 1997 and 1998 that we previously recorded as a reduction of expenses or other income; (v) the elimination of an impairment write-down that we had previously recorded on three of our residences; (vi) the elimination of certain accrued expenses previously recorded pursuant to a change in accounting principle and (vii) an increase in the amount of goodwill that we wrote off in the second quarter of 1998 related to exiting our home health operations.

Overview

  We operate free-standing assisted living residences, primarily in small middle-market rural and suburban communities with a population typically ranging from 10,000 to 40,000. We provide personal care and support services, and make available routine nursing services (as permitted by applicable regulations) designed to meet the personal and health care needs of our residents. As of June 30, 1999, we had operations or development activities in five regions (as defined by ALC) in 16 states.

  We have experienced significant and rapid growth, primarily through the development of assisted living residences and, to a lesser extent, through the acquisition of assisted living residences. At the closing of our initial public offering in November 1994, we began operating five residences (137 units) located in Oregon. As of June 30, 1999, we had received certificates of occupancy on 181 residences (6,986 units), of which 175 residences (6,741 units) were included in operating results. Residences typically receive a certificate of occupancy upon completion of construction. Residences are included in operating results when they receive a license or its equivalent from the state in which they are located. It may take several months to receive a license after receiving a certificate of occupancy. Of the residences included in our operating results, we owned 105 residences (4,121 units) and leased 70 residences (2,620 units).

  We derive our revenues primarily from resident fees for the delivery of assisted living services. Resident fees typically are paid monthly by residents, their families, state Medicaid agencies or other responsible parties. Resident fees include revenue derived from a multi-tiered rate structure, which varies based on the level of care provided. Resident fees are recognized as revenues when services are provided. Our operating expenses include:

  . residence operating expenses, such as staff payroll, food, property taxes, utilities, insurance and other direct residence operating expenses;

  . general and administrative expenses consisting of corporate and regional support functions such as legal, accounting and other administrative expenses;

  .  building rentals; and

  .  depreciation and amortization.

  Our operating results for the year ended December 31, 1998 were adversely affected by several factors, including:

  . write-offs in the second quarter and fourth quarter relating to our decisions not to proceed with the development of certain sites which we had acquired for development;

  . a write-off in the second quarter relating to our decision to discontinue the home health care business which we acquired in October 1997; and

  . merger related expenses incurred during the fourth quarter related to our proposed merger with ARC.

  In addition, our results of operations were negatively impacted, commencing in the fourth quarter of 1998, as a result of the diversion of management's time and attention resulting from the proposed merger with ARC and its subsequent termination, as well as from certain regulatory issues in Washington and Oregon. These distractions continued into 1999 and, as such, our operating results for the year ended December 31, 1998 are not necessarily indicative of our future operating performance. With respect to our Stabilized Residences (as defined below), we expect our operating margins to be substantially lower in 1999 because our occupancy rates have declined and our operating expenses have increased in those residences. This is partly due to increased competition in certain markets for labor and residents and partly due to the diversion of management's time and attention relating to the matters described above, and also to a restatement of our financial statements for certain prior periods and the securityholder litigation, both of which commenced in February 1999. These factors have also resulted in slower fill-up and increased operating expenses in our Start-Up Residences (as defined below).

  For the year ended December 31, 1998, we commenced operations in 57 additional residences, 53 of which were developed and four of which were acquired. We intend to commence operation on an additional 20 residences during the year ended December 31, 1999 (the "1999 Period"), 10 of which had commenced operation through June 30, 1999. In addition to the development and construction costs incurred during 1998 with respect to these residences, we expect to incur up to an additional $30.0 million in capital expenditures and related start-up costs for the twelve months ended December 31, 1999, approximately $25.0 million of which had been incurred as of June 30, 1999. We expect that Start-Up Residences will incur significant operating losses during the fill-up period. As a result, our operating results will be adversely affected by operating losses at certain residences, primarily Start-Up Residences, which we expect will range from $3.5 million to $5.0 million during 1999.

  We believe that our current cash on hand and our working capital resources will be sufficient to meet our capital needs for the next 12 to 18 months. However, to provide us with additional capital, we may explore various financing alternatives and/or commitments to engage in sale and leaseback transactions. We currently do not have in place any of such loan or lease commitments. As a result of the securityholder litigation, the restatement and other factors, there can be no assurances that financing from any source will be available in the future, or, if available, that such financing will be on terms acceptable to us. See "Liquidity and Capital Resources" and "Risk Factors--We may require additional financing."

Results of Operations

  The following table sets forth, for periods presented, the number of total residences and units operated, average occupancy rates and the sources of our revenue. The portion of revenues received from state Medicaid agencies are labeled as "Medicaid state portion" while the portion of our revenues that a Medicaid-eligible resident must pay out of his or her own resources is labeled "Medicaid resident portion."

                                                               Years Ended
                                                              December 31,
                                                            -------------------
   Total Residences                                         1996   1997   1998
   ----------------                                         -----  -----  -----
   Residences operated (end of period).....................    60    109    165
   Units operated (end of period).......................... 2,139  4,024  6,329
   Average occupancy rate..................................  76.7%  71.7%  72.3%
   Sources of revenue:
     Medicaid state portion................................  12.4%  11.1%  10.7%
     Medicaid resident portion.............................   6.9%   5.9%   5.8%
     Private...............................................  80.7%  83.0%  83.5%
                                                            -----  -----  -----
       Total............................................... 100.0% 100.0% 100.0%
                                                            =====  =====  =====

  The following table sets forth, for the periods presented for Stabilized Residences, the total number of residences and units operated, average occupancy rates and the sources of our revenue. Stabilized Residences are defined as those residences, which were operating for more than twelve months prior to the beginning of the period or had achieved a 95% occupancy rate as of the beginning of the reporting period.

                                                               Years Ended
                                                              December 31,
                                                            -------------------
   Stabilized Residences                                    1996   1997   1998
   ---------------------                                    -----  -----  -----
   Residences operated (end of period).....................     7     32     65
   Units operated (end of period)..........................   204  1,063  2,434
   Average occupancy rate..................................  96.5%  95.1%  93.9%
   Sources of revenue:
     Medicaid state portion................................  19.9%  11.4%  14.5%
     Medicaid resident portion.............................  11.5%   6.5%   8.2%
     Private...............................................  68.6%  82.1%  77.3%
                                                            -----  -----  -----
       Total............................................... 100.0% 100.0% 100.0%
                                                            =====  =====  =====

  The following table sets forth, for the periods presented for Start-up Residences, the total number of residences and units operated, average occupancy rates and the sources of our revenue. Start-up Residences are defined as those residences, which were operating for less than twelve months prior to the beginning of the period or had not achieved a 95% occupancy rate as of the beginning of the reporting period.

                                                               Years ended
                                                              December 31,
                                                            -------------------
   Start-up Residences                                      1996   1997   1998
   -------------------                                      -----  -----  -----
   Residences operated (end of period).....................    53     77    100
   Units operated (end of period).......................... 1,935  2,961  3,895
   Average occupancy rate..................................  73.0%  59.8%  55.7%
   Sources of revenue:
     Medicaid state portion................................   9.8%  11.3%   7.1%
     Medicaid resident portion.............................   5.3%   5.7%   3.4%
     Private...............................................  84.9%  83.0%  89.5%
                                                            -----  -----  -----
       Total............................................... 100.0% 100.0% 100.0%
                                                            =====  =====  =====

  The following table sets forth, for the periods presented for Same Store Residences, the total number of residences and units operated, average occupancy rates and the sources of our revenue. Same Store Residences are defined as those residences, which were operating throughout comparable periods.

                                                     Years ended   Years ended
                                                     December 31,  December 31,
                                                     ------------  ------------
   Same Store Residences                             1996   1997   1997   1998
   ---------------------                             -----  -----  -----  -----
   Residences operated (end of period)..............    19     19     59     59
   Units operated (end of period)...................   595    605  2,104  2,157
   Average occupancy rate...........................  90.0%  95.6%  86.9%  93.5%
   Sources of revenue:
     Medicaid state portion.........................  16.1%  13.8%  11.9%  15.1%
     Medicaid resident portion......................   9.1%   7.6%   6.5%   8.7%
     Private........................................  74.8%  78.6%  81.6%  76.2%
                                                     -----  -----  -----  -----
       Total........................................ 100.0% 100.0% 100.0% 100.0%
                                                     =====  =====  =====  =====

  The following tables relating to Stabilized Residences, Start-up Residences and Same Store Residences exclude the effects of corporate level expenses, including general and administrative expenses and corporate level interest expense. In addition, the following tables exclude the effect of the capitalization of corporate and property level interest expense.

  The following table sets forth, for the periods presented, the results of operations for Stabilized Residences (in thousands).

                                                        Years ended December 31,
                                                        ------------------------
        Stabilized Residences                             1996   1997    1998
        ---------------------                           ------- ------- --------
   Revenue..,,,,,,.....................................  $4,084 $21,245 $46,260
   Residence operating expenses........................   2,422  12,255  27,456
                                                         ------- ------ -------
   Residence operating income..........................   1,662   8,990  18,804
   Building rentals....................................     935   3,323   7,193
   Depreciation and amortization.......................     138     945   1,777
                                                         ------ ------- -------
   Total other operating expenses......................   1,073   4,268   8,970
                                                         ------ ------- -------
   Operating income....................................  $  589 $ 4,722 $ 9,834
                                                         ====== ======= =======

  The following tables sets forth, for the periods presented, the results of operations for Start-up Residences (in thousands).

                                                        Years ended December 31,
                                                        ------------------------
   Start-up Residences                                   1996    1997    1998
   -------------------                                  -------- ------- -------
   Revenue............................................. $16,938 $27,164 $40,013
   Residence operating expenses........................  11,633  18,519  27,591
                                                        ------- ------- -------
     Residence operating income........................   5,305   8,645  12,422
   Building rentals....................................   3,014   4,612   5,535
   Depreciation and amortization.......................     956   2,010   4,063
                                                        ------- ------- -------
     Total other operating expenses....................   3,970   6,622   9,598
                                                        ------- ------- -------
       Operating income................................ $ 1,335 $ 2,023 $ 2,824
                                                        ======= ======= =======


  The following table sets forth, for the periods presented, the results of operations for the 19 Same Store Residences included in operating results for all of fiscal years 1996 and 1997, and the 59 Same Store Residences included in operating results for all of fiscal years 1997 and 1998 (in thousands).

                                                  Years ended     Years ended
                                                 December 31,    December 31,
                                                --------------- ---------------
   Same Store Residences                         1996    1997    1997    1998
   ---------------------                        ------- ------- ------- -------
   Revenue..................................... $10,877 $12,397 $38,274 $42,002
   Residence operating expenses................   6,682   7,070  22,908  24,801
                                                ------- ------- ------- -------
     Residence operating income................   4,195   5,327  15,366  17,201
   Building rentals............................   2,374   2,440   5,635   6,375
   Depreciation and amortization...............     543     461   2,280   1,647
                                                ------- ------- ------- -------
     Total other operating expenses............   2,917   2,901   7,915   8,022
                                                ------- ------- ------- -------
       Operating income........................ $ 1,278 $ 2,426 $ 7,451 $ 9,179
                                                ======= ======= ======= =======

 Year ended December 31, 1998 compared to year ended December 31, 1997

  We incurred a net loss (after the cumulative effect of change in accounting principle and other charges as described below) of $20.7 million, or $1.27 per basic and diluted share, on revenue of $89.4 million for the year ended December 31, 1998 (the "1998 Period") as compared to a net loss of $2.5 million, or $0.21 per basic and diluted share, on revenue of $49.6 million for the year ended December 31, 1997 (the "1997 Period").

  We had certificates of occupancy for 173 residences, 165 of which were included in the operating results as of the end of the 1998 Period as compared to 130 residences with certificates of occupancy, 109 of which were included in the operating results as of the end of the 1997 Period. Of the residences included in operating results as of the end of the 1998 Period, we owned 95 residences and leased 70 residences (54 of which were operating leases and 16 of which were accounted for as financings) as compared to 42 owned residences and 67 leased residences (51 of which were operating leases and 16 of which were accounted for as financings) as of the end of the 1997 Period.

  Revenue. Revenue was $89.4 million for the 1998 Period as compared to $49.6 million for the 1997 Period, an increase of $39.8 million. Of this increase:

  . $18.5 million or 46.5% related to the full year impact of the 49 residences (1,875 units) which opened during the 1997 Period;

  . $15.7 million or 39.4% related to the opening of an additional 57 residences (2,297 units) during the 1998 Period;

  . $3.7 million or 9.3% was attributable to the 59 Same Store Residences (2,157 units); and

  . the remaining $1.9 million or 4.8% related to our ancillary service operation.

  Revenue from the Same Store Residences was $42.0 million for the 1998 Period as compared to $38.3 million for the 1997 Period, an increase of $3.7 million or 9.7%. The increase in revenue for Same Store Residences was attributable to a combination of an increase in average occupancy to 93.5% and average monthly rental rate to $1,753 for the 1998 Period as compared to 86.9% and $1,720, respectively, for the 1997 Period.

  Of the $89.4 million in revenues reported for the 1998 Period:

  .  $46.3 million or 51.8% was attributable to Stabilized Residences;

  .  $40.0 million or 44.7% was attributable to Start-Up Residences; and

  . $3.1 million or 3.5% was attributable to our ancillary service operation.

  As of the end of the 1998 Period, we had 65 Stabilized Residences (2,434 units) with an average occupancy of 93.9% and an average monthly rental rate of $1,762 and we had 100 Start-Up Residences (3,895 units) with an average occupancy of 55.7% and an average monthly rental rate of $1,934.

  Residence Operating Expenses. Residence operating expenses were $57.4 million for the 1998 Period as compared to $31.6 million for the 1997 Period, an increase of $25.8 million. Of this increase:

  . $10.5 million or 40.7% related to the full year impact of the 49 residences (1,885 units) which opened during the 1997 Period;

  . $11.8 million or 45.7% related to the opening of an additional 57 residences (2,297 units) during the 1998 Period;

  . $1.9 million or 7.4% was attributable to the 59 Same Store Residences (2,157 units); and

  . the remaining $1.6 million or 6.2% related to expenses associated with our ancillary service operation.

  Residence operating expenses for the Same Store Residences were $24.8 million for the 1998 Period as compared to $22.9 million for the 1997 Period, an increase of $1.9 million or 8.3%. This increase results from the additional expenses incurred in connection with the increase in occupancy at the Same Store Residences during the period.

  Of the $57.4 million in residence operating expenses reported for the 1998 Period, $27.5 million or 47.9% was attributable to Stabilized Residences, $27.6 million or 48.1% was attributable to Start-Up Residences and $2.3 million or 4.0% was attributable to our ancillary service operation.

  Corporate General and Administrative. Corporate general and administrative expenses as reported were $11.1 million for the 1998 Period as compared to $4.1 million for the 1997 Period. Our corporate general and administrative expenses before capitalized payroll costs were $12.9 million for the 1998 Period as compared to $5.9 million for the 1997 Period, an increase of $7.0 million. This increase results from additional investments in our corporate and regional infrastructure to support the opening of new residences and the on-going operation of our existing base of residences. Of the increase:

  .  $3.9 million or 56.0% related to increased payroll costs;

  .  $525,000 or 7.5% related to increased marketing expenses;

  . $450,000 or 6.5% related to the increased corporate office rental expense; and

  . the remaining $2.1 million or 30.0% related to increased general corporate expenses such as legal and travel related expenses.

  We capitalized $1.8 million of payroll costs associated with the development of new residences for each of the 1998 Period and the 1997 Period.

  We expect to incur increased corporate general and administrative expenses for the 1999 Period primarily as a result of:

  .  the increase in the number of regional offices from three to five;

  . increased marketing and advertising expenses associated with residence fill-up activities;

  . an increase in professional fees associated with the restatement and security-holder litigation;

  .  an increase in severance expense associated with management changes; and

  . an increase in expenses associated with final operations of our home health operations.

  In addition, corporate general and administrative expenses as reported in the 1999 Period are expected to increase as a result of the reduction in the amount of capitalized payroll costs associated with development activities.

  Building Rentals. Building rentals were $12.8 million for the 1998 Period as compared to $8.0 million for the 1997 Period, an increase of $4.8 million. Of the increase:

  . $4.2 million was the result of the full year impact of the 26 operating leases entered into during the 1997 Period;

  .  $400,000 related to the four leases entered into during the 1998 Period;
     and

  . the remainder of the increase was primarily driven by an increase in expense on leases entered into prior to the 1997 Period offset by one operating lease which was terminated during the 1998 Period.

  As of the end of the 1998 Period we had 54 operating leases as compared to 51 operating leases as of the end of the 1997 Period.

  Depreciation and Amortization. Depreciation and amortization was $6.3 million for the 1998 Period as compared to $3.7 million for the 1997 Period, an increase of $2.6 million. Depreciation expense was $5.9 million and amortization expense was $398,000 for the 1998 Period as compared to $2.9 million and $800,000, respectively, for the 1997 Period. The increase in depreciation is the result of:

  . the full year effect of depreciation on the 16 owned residences which commenced operations during the 1997 Period;

  . depreciation associated with the 53 owned residences that commenced operations during the 1998 Period; and

  . depreciation associated with the full year impact of seven residences which were sold and leased back during the 1997 Period which were accounted for as financings.

  Amortization expense decreased as a result of the change in accounting for certain costs incurred prior to opening new residences. Effective January 1, 1998, we adopted Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). See the discussion of cumulative effect of change in accounting principle below.

  Terminated Merger Expense. During the fourth quarter of the 1998 Period, we recorded a $1.1 million charge relating to our terminated merger with ARC. On February 1, 1999 we agreed with ARC to terminate our previously announced merger agreement, which had been entered into during November 1998. We incurred approximately $200,000 of additional merger related expenses during the first quarter of 1999.

  Site Abandonment Costs. As a result of our decision to reduce the number of new residence openings during the 1999 Period and beyond, we wrote-off $2.4 million of capitalized costs during the 1998 Period relating to the abandonment of 36 development sites. Of such costs, $1.0 million were written-off during the second quarter and the remaining $1.4 million were written-off during the fourth quarter 1998. We had not written-off any such costs prior to 1998.

  As a result of a continued reduction in our new residence development activities, we will incur write-offs of $1.3 million relating to previously capitalized development costs during the first quarter of 1999 and an additional $3.5 million in the second quarter of 1999. In the event that in the future we do not complete and open residences planned for development, we may incur similar write-offs. However, we have no present intention of commencing further development activity beyond the 10 residences currently included in construction in process as of June 30, 1999.

  Write-Off of Impaired Assets and Related Expenses. In the 1998 Period, we recorded an $8.5 million charge consisting of:

  . $7.5 million write-off of unamortized goodwill resulting from the exit from our home health operations;

  . a $1.0 million provision for exit costs associated with closing such home health care operation. During the fourth quarter of 1998, we reduced the provision by $400,000 from $1.4 million as a result of a change in the estimate for such exit costs.

  Interest Expense. Interest expense was $11.0 million for the 1998 Period as compared to $4.9 million for the 1997 Period. Gross interest expense for the 1998 Period was $17.0 million compared to $11.5 million for the 1997 Period, a net increase of $5.5 million.

  Interest expense increased by:

  . $4.8 million due to the full year impact of interest expense related to the October 1997 issuance of 6.0% Debentures;

  . $3.6 million due to interest expense related to the April 1998 issuance of 5.625% Debentures;

  . $1.8 million related to the new mortgage financing entered into during the 1998 Period;

  . $750,000 related to the full year impact of seven residences which were sold and leased back during the 1997 Period which were accounted for as financings; and

  . $475,000 related to interest expense associated with losses which were reimbursed by the partner to our joint venture agreement (accounted for as loans) incurred in connection with the operation of joint venture residences (interest was calculated based on the average loan balance using an imputed 20% interest rate, and other expense was calculated based on a $10,000 administrative fee per residence).

  This increase was offset by:

  . a $5.5 million reduction associated with construction financing used to fund development activity during the 1997 Period which was either repaid or converted to leases prior to the 1998 Period; and

  . a $400,000 reduction as a result of the redemption in August 1998 of the 7.0% Convertible Subordinated Debentures due 2005 (the "7.0%
     Debentures").

  We capitalized $6.0 million of interest expense for the 1998 Period compared to $6.6 million for the 1997 Period. We expect a further reduction in the amount of capitalized interest in the 1999 Period as a result of the reduction in our development activities. As such, we expect reported interest expense in the 1999 Period to increase.

  Interest Income. Interest income was $3.9 million for the 1998 Period as compared to $1.5 million for the 1997 Period, an increase of $2.4 million. The increase is related to interest income earned on higher average cash balances during the 1998 Period primarily resulting from the April 1998 offering of the 5.625% Debentures from which we received net proceeds of approximately $72.2 million.

  Loss on Sale of Assets. Loss on sale of assets was $651,000 for the 1998 Period as compared to $1.3 million for the 1997 Period. Of the loss on sale of assets recorded during the 1998 Period, $547,000 resulted from losses pertaining primarily to additional capital costs incurred during the 1998 Period on sale and leaseback transactions completed in the 1997 Period and $75,000 related to losses incurred in connection with terminating one operating lease during the 1998 Period. The remainder of the loss on sale of assets was attributable to losses incurred in connection with one sale and leaseback transaction completed during the 1998 Period. We entered into four sale and leaseback transactions during the 1998 Period as compared to 24 sale and leaseback transactions during the 1997 Period.

  Other Expenses. Other expense was $1.2 million for the 1998 Period as compared to $121,000 for the 1997 Period. Other expenses during the 1998 Period included $907,000 of financing costs which were expensed during the period. Of such amount, $614,000 related to financing costs which had been previously capitalized and deferred in association with a future financing commitment terminated during the fourth quarter 1998 and the remaining $293,000 was associated with the termination of a swap agreement at the end of the third quarter of the 1998 Period. In addition, other expenses during the 1998 Period included $210,000 of administrative fees incurred in connection with our repurchase of the joint venture partner's interest in the operations of 21 residences during the period.

  Cumulative Effect of Change in Accounting Principle. We adopted AICPA Statement of Position 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5") effective January 1, 1998. Under SOP 98-5, start-up costs associated with the opening of new residences are expensed as incurred. We recognized a charge of $1.5 million during the 1998 Period associated with adopting such provision. Prior to the adoption of SOP 98-5, we capitalized pre-opening costs on our balance sheet and amortized such costs over a 12-month period.

  Net Loss. As a result of the above, net loss (after the cumulative effect of change in accounting principle and other charges as described above) was $20.7 million or $1.27 per basic and diluted share for the 1998 Period, compared to $2.5 million, or $0.21 per basic and diluted share for the 1997 Period.

 Year ended December 31, 1997 compared to year ended December 31, 1996

  We incurred a net loss of $2.5 million, or $0.21 per basic and diluted share, on revenue of $49.6 million for the year ended December 31, 1997 (the "1997 Period") as compared to a net loss of $1.9 million, or $0.23 per basic and diluted share, on revenues of $21.0 million for the year ended December 31, 1996 (the "1996 Period").

  We had certificates of occupancy for 130 residences, 109 of which were included in the operating results as of the end of the 1997 Period as compared to 67 residences with certificates of occupancy, 60 of which were included in the operating results as of the end of the 1996 Period. Of the residences included in the operating results as of the end of the 1997 Period, we owned 42 residences and leased 67 residences (51 of which were operating leases and 16 of which were accounted for as financings) as compared to 26 owned residences and 34 leased residences (25 of which were operating leases and nine of which were accounted for as financings) as of the end of the 1996 Period.

  Revenue. Revenue was $49.6 million for the 1997 Period as compared to $21.0 million for the 1996 Period, an increase of $28.6 million. Of this increase:

  . $13.2 million or 46.2% related to the full year impact of the 41 residences (1,544 units) which opened during the 1996 Period;

  . $12.7 million or 44.4% related to the opening of an additional 49 residences (1,875 units) during the 1997 Period;

  . $1.5 million or 5.2% was attributable to the 19 Same Store Residences (605 units); and

  . the remaining $1.2 million or 4.2% related to ancillary revenues earned in connection with the acquisition of Home and Community Care, Inc. ("HCI").

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

  Of the $49.6 million in revenues reported for the 1997 Period:

  .  $21.2 million or 42.8% was attributable to Stabilized Residences;

  .  $27.2 million or 54.8% was attributable to Start-Up Residences; and

  .  $1.2 million or 2.4% was attributable to ancillary service operations.

  As of the end of the 1997 Period, we had 32 Stabilized Residences (1,063 units) with an average occupancy of 95.1% and an average monthly rental rate of $1,735 and we had 77 Start-Up Residences (2,961 units) with an average occupancy of 59.8% and an average monthly rental rate of $1,782.

  Residence Operating Expenses. Residence operating expenses were $31.6 million for the 1997 Period as compared to $14.1 million for the 1996 Period, an increase of $17.5 million. Of this increase:

  . $6.1 million or 34.9% related to the full year impact of the 41 residences (1,544 units) which opened during the 1996 Period;

  . $10.2 million or 58.3% related to the opening of an additional 49 residences (1,885 units) during the 1997 Period;

  . $388,000 or 2.2% was attributable to the 19 Same Store Residences (605 units); and

  . the remaining $800,000 or 4.6% related to expenses associated with our ancillary service operation.

  Residence operating expenses for the Same Store Residences were $7.1 million for the 1997 Period as compared to $6.7 million for the 1996 Period, an increase of $388,000 or 5.8%. This increase results from the additional expenses incurred in connection with the increase in occupancy at the Same Store Residences during the period.

  Of the $31.6 million in residence operating expenses reported for the 1997 Period, $12.3 million or 38.9% was attributable to Stabilized Residences, $18.5 million or 58.6% was attributable to Start-Up Residences and $800,000 or 2.5% was attributable to our ancillary service operation.

  Corporate General and Administrative. Corporate general and administrative expenses were $4.1 million for the 1997 Period as compared to $1.9 million for the 1996 Period. Our corporate general and administrative expenses before capitalized payroll costs were $5.9 million for the 1997 Period as compared to $3.0 million for the 1996 Period, an increase of $2.9 million. This increase results from an additional investment in our corporate and regional infrastructure to support the development and operation of new residences including the expansion into new states.

  We capitalized $1.8 million of payroll costs for the 1997 Period as compared to $1.1 million for the 1996 Period resulting from an increase in development activities.

  Building Rentals. Building rentals were $8.0 million for the 1997 Period as compared to $4.0 million for the 1996 Period, an increase of $4.0 million. Of this increase, $1.3 million or 32.5% related to the full year impact of the 20 leases (four of which were repurchased) entered into during the 1996 Period and the remaining $2.7 million or 67.5% related to the 26 leases entered into during the 1997 Period. The nine leases entered into prior to the 1996 Period remained relatively unchanged. As of the end of the 1997 Period we had 51 operating leases as compared to 25 operating leases as of the end of the 1996 Period.

  Depreciation and Amortization. Depreciation and amortization was $3.7 million for the 1997 Period as compared to $1.1 million for the 1996 Period, an increase of $2.6 million. Depreciation expense was $2.9 million and amortization expense was $800,000 for the 1997 Period as compared to $805,000 and $289,000, respectively, for the 1996 Period. The increase in depreciation is the result of:

  . the full year effect of depreciation on the 26 owned residences which commenced operations during the 1996 Period;

  . depreciation associated with the 16 owned residences that commenced operations during the 1997 Period; and

  . depreciation associated with the sale and leaseback of seven residences during the 1997 Period and nine residences during the 1996 Period which were accounted for as financings.

  Amortization expense increased as a result of the amortization of additional pre-opening costs and goodwill.

  Interest Expense. Interest expense was $4.9 million for the 1997 Period as compared to $1.2 million for the 1996 Period. Gross interest expense for the 1997 Period was $11.5 million compared to $3.5 million for the 1996 Period, an increase of $8.0 million. Of the increase:

  . $5.3 million or 66.2% was due to construction financing used to fund development activity during the 1997 Period;

  . $1.5 million or 18.7% was related to the sale and leaseback of an additional seven residences during the 1997 Period which were accounted for as financings;

  . $1.1 million or 13.8% was due to interest expense related to the October 1997 issuance of the 6.0% Debentures; and

  . the remaining $100,000 or 1.3% was related to new mortgage financing incurred during the 1997 Period.

  We capitalized $6.6 million of interest expense for the 1997 Period compared to $2.3 million for the 1996 Period. We completed the sale and leaseback of seven residences during the 1997 Period and nine residences during the 1996 Period, which were accounted for as financings, and recorded building rental payments as interest expense.

  Interest Income. Interest income was $1.5 million for the 1997 Period as compared to $455,000 for the 1996 Period, an increase of $1.1 million. The increase is related to interest income earned on higher average cash balances during the 1997 Period primarily resulting from the October 1997 offerings of common stock and the 6.0% Debentures from which we received net proceeds of approximately $155.0 million.

  Loss on Sale of Assets. Loss on sale of assets was $1.3 million for the 1997 Period as compared to $854,000 (net of an $82,000 gain on the sale of land) for the 1996 Period. Of the loss on sale of assets recorded during the 1997 Period, $650,000 or 52.0% resulted from losses incurred in connection with 10 sale and leaseback transactions entered into during the 1997 Period and the remaining $600,000 or 48.0% resulted from losses resulting primarily from additional capital costs incurred during the 1997 Period on sale and leaseback transactions completed in the 1996 Period. We entered into 24 sale and leaseback transactions during the 1997 Period as compared to 19 sale and leaseback transactions (four of which were repurchased) during the 1996 Period.

  Debenture Conversion Cost. In the third quarter of 1996, $6.1 million of the $20.0 million of 7% Debentures were converted into 811,333 shares of our common stock. We incurred a charge of $426,000 during the third quarter of the 1996 Period in connection with the conversion.

  Net Loss. As a result of the above, net loss was $2.5 million or $0.21 per basic and diluted share for the 1997 Period, compared to a net loss of $1.9 million, or $0.23 per basic and diluted share for the 1996 Period.

Liquidity and Capital Resources

  We have historically financed our activities with the net proceeds from the offerings of debt and equity securities, sale and leaseback financing, long-term mortgage financing and cash flows from operations. At December 31, 1998, we had $267.7 million of indebtedness outstanding, including $161.3 million of convertible subordinated debentures. As of December 31, 1998, approximately 89% of our indebtedness bore interest at fixed rates, with a weighted average interest rate of 6.9%. Our variable rate indebtedness carried an average rate of 3.6% as of December 31, 1998. As of December 31, 1998, we had working capital of $43.9 million as compared to $40.1 million as of December 31, 1997. As of December 31, 1998, our unrestricted cash balance was $55.0 million as compared to $63.4 million as of December 31, 1997.

  Net cash provided by operating activities was $3.0 million for the year ended December 31, 1998, as compared with $4.5 million provided by operating activities for the year ended December 31, 1997 and $3.1 million used in operating activities for the year ended December 31, 1996, respectively.

  Net cash used in investing activities was $123.3 million for the year ended December 31, 1998, as compared with $94.0 million and $82.3 million, respectively, for the years ended December 31, 1997 and 1996. During the year ended December 31, 1998, the primary uses of cash were:


  . $118.0 million related to the development of new assisted living residences in Arizona, Iowa, Indiana, Nebraska, New Jersey, Ohio, Pennsylvania, South Carolina, Florida, Michigan and Washington;


  . $11.4 million related to the acquisition of three residences in Texas and one residence in Louisiana; and


  .  $4.0 million invested in marketable securities.

  During the year ended December 31, 1998, we received proceeds of $8.1 million relating to the sale and leaseback of three residences and restrictions on $2.0 million of funds held in trust were released. In addition, we converted construction financing on one residence of approximately $2.2 million into an operating lease through the completion of a sale and leaseback transaction.

  Net cash provided by financing activities was $112.0 million for the year ended December 31, 1998, as compared with $150.6 million and $87.2 million, respectively, for the years ended December 31, 1997 and 1996. In April 1998, we completed the offering of $75.0 million of 5.625% Debentures due May 2003 realizing net proceeds of $72.2 million after discounts, commissions and other expenses. The 5.625% Debentures are convertible at any time at or prior to maturity, unless previously redeemed, at a conversion price of $26.184 per common share, which equates to an aggregate of 2,864,345 shares of common stock. In addition, for the year ended December 31, 1998, we received $49.0 million of proceeds from long-term mortgage financing, including,


  . $35.8 million of fixed rate first mortgages secured by 15 assisted living residences, with an average rate of 8.0% and

  . $13.2 million of variable rate financing with Ohio Housing Finance Agency secured seven residences.

  Several of our leases and loan agreements contain restrictive covenants that generally relate to the use, operation and disposition of the residences that are leased or, in the case of loan agreements, serve as collateral for the subject indebtedness. In addition, certain of our leases and loan agreements contain cross-default provisions such that a default on one of those instruments could cause us to be in default on one or more other instruments.

  During the third quarter of 1999, we amended certain loan agreements with one of our creditors. Pursuant to the amendment, we agreed to provide $8.3 million of additional cash collateral in exchange for the waiver of certain possible defaults, including an amendment to certain financial covenants. In August 1999, we restricted $8.3 million of cash balances as a result of such amendment. The amendment also provides for the release of the additional collateral upon the achievement of specified performance targets, provided that we are in compliance with the other terms of the loan agreements.

  For the twelve months ended December 31, 1998, we commenced operations with respect to 57 residences (2,297 units), 53 of which were developed and four of which were acquired. We intend to commence operation on an additional 20 residences (approximately 800 units) during the 1999 Period, 10 of which commenced operation through June 30, 1999. In addition to the development and construction costs incurred during 1998 with respect to these residences, we expect to incur up to an additional $30.0 million in capital expenditures and related start-up costs for the twelve months ended December 31, 1999, approximately $25.0 million of which had been incurred as of June 30, 1999. We expect that Start-Up Residences will incur significant operating losses during the fill-up period. As a result, our operating income will be adversely affected by operating losses at certain residences, primarily Start-Up Residences, which we expect will range from $3.5 million to $5.0 million during 1999.

  During the first quarter of 1999, we made cash payments of approximately $1.2 million related to severance arrangements and repurchases of restricted stock.

  We believe that our current cash on hand and working capital resources are sufficient to meet our capital needs for the next 12 to 18 months. However, to provide us with additional capital, we may explore various financing alternatives and/or commitments to engage in sale and leaseback transactions. We currently do not have in place any of such loan or lease commitments. As a result of the securityholder litigation, the restatement and other factors, there can be no assurances that financing from any source will be available in the future, or, if available, that such financing will be available on terms acceptable to us.

  As of December 31, 1998, we had invested excess cash balances in short-term certificates of deposit and highly liquid marketable debt securities.

Inflation

  We do not believe that inflation has materially adversely affected our operations. We expect salary and wage increases for our skilled staff will continue to be higher than average salary and wage increases, as is common in the health care industry. We expect that we will be able to offset the effects of inflation on salaries and other operating expenses by increases in rental and service rates, subject to applicable restrictions with respect to services that are provided to residents eligible for Medicaid reimbursement.

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

Year 2000

  See discussion regarding year 2000 issues in Risk Factors.

                                 RISK FACTORS

  Set forth below are the risks that we believe are material. This report on Form 10-K, including the risks discussed below, contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise.

We face difficulties in stabilizing our operations following our rapid growth.

  We have experienced rapid growth since 1994, which has placed significant demands on our management resources. Our ability to stabilize operations and manage our business following this growth requires us to continue to expand our operational, financial and management information systems and to continue to attract, train, motivate, manage and retain key employees. If we are unable to manage this growth effectively, our business, financial condition and results of operations could be adversely affected. Our ability to stabilize operations and manage our business efficiently has been, and for the foreseeable future will continue to be, adversely affected by the diversion of management's time and attention to the pending securityholder litigation and matters relating to the restatement of our financial statements for prior reporting periods. See, "--We may incur significant costs and liability as a result of our securityholder litigation," and "--We may be in technical default under our loan and lease obligations."

We are highly leveraged; our loan and lease agreements contain financial covenants

  We are highly leveraged. We had total indebtedness, including short term portion, of $267.7 million as of December 31, 1998 ($235.9 million as of June 30, 1999). In addition, we had shareholders' equity of $119.2 million as of December 31, 1998 ($101.8 million as of June 30, 1999). The degree to which we are leveraged could have important consequences, including:

  .  making it more difficult to satisfy our debt or lease obligations;

  . increasing our vulnerability to general adverse economic and industry conditions;

  .  limiting our ability to obtain additional financing;

  . requiring dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our debt or leases, thereby reducing the availability of such cash flow to fund working capital, capital expenditures or other general corporate purposes;

  . limiting our flexibility in planning for, or reacting to, changes in our business or industry; and

  .  placing us at a competitive disadvantage to less leveraged competitors.

  Several of our debt instruments and leases contain financial covenants, including debt to cash flow and net worth tests. There can be no assurance that we will be in compliance with these financial covenants in the future, particularly if we are unable to stabilize our operations and efficiently manage our business. If we fail to comply with one or more of these covenants (after giving effect to any applicable cure period), the lender or lessor may declare us in default of the underlying obligation and exercise any available remedies, which may include:

  . in the case of debt, declaring the entire amount of the debt immediately due and payable;

  . foreclosing on any residences or other collateral securing the obligation;

  .  in the case of a lease, terminating the lease and suing for damages.

  In addition, many of our debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations. Accordingly, it could have a material adverse effect on our financial condition if any lender or lessor notifies us that we are in default under any debt instrument or lease.

We may require additional financing.

  Our ability to satisfy our obligations, including payments with respect to our outstanding indebtedness and lease obligations, will depend on future performance, which is subject to our ability to stabilize our operations and to a certain extent, to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Although we believe that our current cash on hand and cash available from operations are sufficient to meet our capital needs through the end of 1999, there can be no assurance that cash available from operations will be sufficient to fund our operations beyond such time. We are reviewing our future capital requirements to identify financing options. As a result of the securityholder litigation, the restatement and other factors, there can be no assurance that financing from any source will be available in the future, or, if available, that such financing will be available on terms acceptable to us.

  Certain of our indebtedness is secured by letters of credit which in some cases have termination dates prior to the maturity of the underlying debt. As such letters of credit expire, we will need to obtain replacement letters of credit, post cash collateral or refinance the underlying debt. There can be no assurance that we will be able to procure replacement letters of credit from the same or other lending institutions on terms that are acceptable to us. In the event that we are unable to obtain a replacement letter of credit or provide alternate collateral prior to the expiration of any of these letters of credit, we would be in default on the underlying debt.

We may incur significant costs and liability as a result of our securityholder litigation.

  Since February 1, 1999, twelve separate complaints, which have since been consolidated into one action, have been filed against us and certain of our officers and directors in the United States District Court for the District of Oregon. On July 23, 1999, a consolidated complaint was filed in connection with this litigation. The consolidated complaint purports to be brought on behalf of a class of purchasers of our common stock from July 28, 1997 through March 31, 1999 and on behalf of a class of purchasers of our Debentures from the date of issuance through March 31, 1999. The consolidated complaint alleges violations of the federal securities laws and seeks unspecified damages. It also names as additional defendants certain of our directors that were not named previously, as well as our independent auditors (solely in connection with our 1998 offering of 5.625% Debentures) and the underwriters in connection with our 1997 offering of 6.0% Debentures.
   Pursuant to our by-laws, we are obligated to indemnify our officers and directors to the maximum extent allowed by law for any liability incurred by them as a result of the litigation. In addition, we previously entered into indemnity agreements with certain of these defendants. We cannot predict the outcome of the foregoing litigation and currently are unable to evaluate the likelihood of success or the range of possible loss. However, if the foregoing litigation were determined adversely to us, such a determination could have a material adverse effect on our financial condition, results of operations, cash flow or liquidity. See Item 3 (Legal Proceedings).

We face significant competition.

  We believe that the rapid growth of the assisted living industry has resulted in an oversupply of assisted living residences in certain of our markets. Recently, we have experienced slower fill-up of Start-Up Residences in these markets than expected, as well as declining occupancy in our Stabilized Residences due to the increase in options available to potential new residents when units are vacated. There can be no assurance that we will be able to compete effectively in those markets where overbuilding exists, or that future overbuilding in other markets where we have opened or plan to open residences will not adversely affect our operations.


  The long-term care industry is a highly competitive industry. We expect that the assisted living business, in particular, will become even more competitive in the future. We compete with numerous other companies providing similar long-term care alternatives.

  We expect to face increased competition from new market entrants as assisted living receives increased attention and the number of states which include assisted living in their Medicaid waiver programs increases. These new market entrants will include publicly and privately held companies, including not for profit corporations, focusing primarily on assisted living, as well as hospitals and nursing homes that offer assisted living as a segment of their overall businesses. We also compete with nursing facilities that provide long-term care services. We also face competition for development and acquisitions of assisted living residences. Some of our present and potential competitors are significantly larger and have, or may obtain, greater financial resources than we do. Consequently, we cannot guarantee that we will not encounter increased competition in the future which could limit our ability to attract residents or expand our business and could have a material adverse effect on our financial condition and results of operations and prospects.

We may be in technical default under our debt and lease agreements.

  Almost all of our loan agreements and leases contain customary covenants requiring that we deliver periodic financial statements and certify that they are materially accurate. As a result of the restatement initially announced in February 1999, it is possible that a lender or lessor may assert a default under the terms of these instruments with regard to the financial statements for reporting periods in 1996, 1997, 1998 and 1999. We have received waivers from certain of our creditors and lessors with respect to possible defaults under certain of these covenants. There can be no assurance that one or more other creditors or lessors will not attempt to declare a default and exercise any remedies they may deem available, which could include attempting to terminate the applicable lease or foreclose on one or more residences securing the applicable indebtedness. As of September 23, 1999, we had not received notice of a declaration of default from any such other creditor or lessor. We continue to make all required payments under each of these instruments.

We may not be able to attract and retain qualified employees and control labor costs.

  We compete with other providers of long-term care with respect to attracting and retaining qualified personnel. We also depend upon the available labor pool of low-wage employees. A shortage of qualified personnel may require us to enhance our wage and benefits packages in order to compete. Most of the states in which we operate impose licensing requirements on individuals serving as program directors at assisted living residences. In many states in which we operate, particularly South Carolina, the growth in demand for licensed assisted living program directors has exceeded the rate at which candidates can be licensed. Until a program director at a particular residence can be licensed, we are required to retain the services of outside licensed managers at a significant additional cost. We cannot guarantee that our labor costs will not increase, or that, if they do increase, they can be matched by corresponding increases in revenues.

We will suffer operating losses for each of our new residences.

  We currently plan to open 20 residences in 1999. We expect that Start-Up Residences will incur significant operating losses during the fill-up period. As a result, our operating income will be adversely affected by operating losses at certain residences, primarily Start-Up Residences, which we expect will range from $3.5 million to $5.0 million. We cannot guarantee that we will not experience unforeseen expenses, difficulties, complications and delays in connection with the expansion of our operational base which could have a material adverse effect on our financial condition and results of operations.

Our properties are geographically concentrated and we depend on the economies and Medicaid waiver programs of the specific areas in which we operate our properties.

  We depend on the economies of Texas, Oregon, Ohio, Indiana and Washington and, to some extent, on the continued funding of state Medicaid waiver program in those states. As of December 31, 1998, 23.1% of our properties were in Texas, 11.0% in Oregon, 10.4% in Ohio, 11.0% in Indiana and 9.2% in Washington. Adverse changes in general economic factors affecting the respective health care industries or laws and regulatory environment in each of these states, including Medicaid reimbursement rates, could have a material adverse effect on our financial condition and results of operations.

We depend on reimbursements by third-party payors.

  A portion of our revenues depends upon reimbursement from third-party payors, including state Medicaid waiver programs and private insurers. For the years ended December 31, 1996, 1997 and 1998, direct payments received from Medicaid funded programs accounted for approximately 12.4%, 11.1%, and 10.7%, respectively, of our revenue. Also, our tenant-paid portion of Medicaid residents accounted for approximately 6.9%, 5.9%, and 5.8%, respectively, of our revenue during the years ended December 31, 1996, 1997 and 1998. We expect that state Medicaid waiver programs will constitute a significant source of our revenue in the future. Furthermore, we cannot guarantee that our proportionate percentage of revenue received from Medicaid waiver programs will not increase. There are continuing efforts by governmental and private third-party payors to contain or reduce the costs of health care by lowering reimbursement rates, increasing case management review of services and negotiating reduced contract pricing. Our revenues and profitability will be affected if these efforts are successful. Also, there has been, and our management expects that there will continue to be, a number of proposals attempting to reduce the federal and some state budget deficits by limiting Medicaid reimbursement in general. Adoption of any of these proposals at either the federal or the state level could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are subject to significant government regulation.

  We are subject to federal and state regulations which govern various aspects of our business. The development and operation of assisted living facilities and the provision of health care services are subject to federal laws, and state and local licensure, certification and inspection laws that regulate, among other matters:

  .  the number of licensed residences;

  .  the provision of services;

  .  equipment;

  . staffing, including professional licensing and criminal background checks;

  .  operating policies and procedures;

  .  fire prevention measures;

  .  environmental matters;

  .  resident characteristics; and

  .  physical design and compliance with building and safety codes.

  In the ordinary course of our business, we receive and have received notices of deficiencies for failure to comply with various regulatory requirements. We review such notices and, in most cases, we will agree with the regulator upon the steps to be taken to bring the facility into compliance with regulatory requirements. From time to time we may dispute the matter and sometimes will seek a hearing if we do not agree with the regulator. In some cases or upon repeat violations, the regulator may take one or more adverse actions against a facility. These adverse actions can include:

  .  the imposition of fines;

  . temporary stop placement of admission of new residents, or imposition of other conditions to admission of new residents to the facility;

  .  termination of a facility's Medicaid contract; and

  .  suspension or revocation of a facility's license.

  During 1998, these adverse actions resulted in our paying aggregate fines of $9,800 on eight residences and temporary suspension of admissions at certain residences. During 1998, a license revocation action was commenced with respect to one of our residences in the State of Washington. In July 1999 following discussions with the licensing agency we settled this action without the revocation becoming effective. Because regulations vary from one jurisdiction to another and because determinations regarding whether to seek a suspension or revocation, or to impose a fine, are subject to administrative discretion, it is difficult for us to predict whether a particular remedy will be sought or obtained in any given case. These types of regulatory enforcement actions may adversely affect facility occupancy levels, revenues and costs of operation. We cannot guarantee that federal, state, or local governments will not impose additional restrictions on our activities that could materially adversely affect us.

  State and local laws regulating our operations vary significantly from one jurisdiction to another. In some states in which we are currently developing assisted living facilities, a certificate of need or other similar approval may be required for the acquisition or construction of new facilities or the expansion of the number of licensed units or beds or services. We could be adversely affected by our failure or inability to obtain these approvals, changes in the standards applicable for these approvals and possible delays and expenses associated with obtaining these approvals.

  We are also subject to various laws and regulations, both federal and state, due to the size and nature of our business, including laws and regulations relating to:

  .  safe working conditions;

  .  family leave; and

  .  disposal of medical waste.

  Our cost to comply with these regulations is significant. In addition, it could adversely affect our financial condition or results of operations if a court or regulatory tribunal were to determine that we had failed to comply with any of these laws or regulations. Because these laws and regulations are amended from time to time, we cannot predict when and to what extent liability may arise. In addition, because these laws vary from state to state, expansion of our operations to states where we do not currently operate may subject us to additional restrictions on the manner in which we operate our facilities. See "Restrictions imposed by laws benefiting disabled persons" and "Medical waste."

  Federal and state fraud and abuse laws, such as "anti-kickback" laws and "self-referral" laws, govern some financial arrangements among health care providers and others who may be in a position to refer or recommend patients to these providers. We have established policies and procedures that we believe are sufficient to ensure that our facilities will operate in substantial compliance with applicable regulatory requirements. However, we cannot guarantee that these fraud and abuse laws will be interpreted in a manner consistent with our practices.

Restrictions imposed by laws benefiting disabled persons.

  Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist that also may require us to modify existing and planned residences to allow disabled persons to access the residences. We believe that our residences are either substantially in compliance with present requirements or are exempt from them, and we attempt to check for compliance in all facilities we consider acquiring. However, if required changes cost more than anticipated, or must be made sooner than anticipated, we would incur additional costs. Further legislation may impose additional burdens or restrictions related to access by disabled persons, and the costs of compliance could be substantial.

Medical waste

  Some of our facilities generate potentially infectious waste due to the illness or physical condition of the residents, including, for example, blood-soaked bandages, swabs and other medical waste products and incontinence products of those residents diagnosed with infectious diseases. The management of potentially infectious medical waste, including handling, storage, transportation, treatment and disposal, is subject to regulation under various laws, both federal and state. These laws and regulations set forth the management requirements, as well as permit, record keeping, notice and reporting obligations. Any finding that we are not in compliance with these laws and regulations could adversely affect our business operations and financial condition. Because these laws and regulations are amended from time to time, we cannot predict when and to what extent liability may arise. In addition, because these environmental laws vary from state to state, expansion of our operations to states where we do not currently operate may subject us to additional restrictions on the manner in which we operate our facilities.

We may be adversely affected by health care reform efforts.

  Health care and related services is an area of extensive and dynamic regulatory change. Changes in the law, new interpretations of existing laws, or changes in payment methodology, which may be applied retroactively, may have a dramatic effect on:

  .  the definition of permissible or impermissible activities;

  .  the relative costs associated with doing business; and

  . the amount of reimbursement by both government and other third-party payors.

  Congress and state legislatures, from time to time, consider and enact various health care reform proposals. Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. Also, public debate of these issues can be expected to continue in the future. We cannot predict the ultimate timing or effect of legislative efforts or their impact on us. We cannot guarantee that either the various states or the federal government will not impose additional regulations upon our activities which might adversely affect our business, financial condition, results of operations or prospects.

We face significant pressure to reduce our prices.

  The health care services industry is currently experiencing market-driven reforms from forces within and outside the industry pressuring health care and related companies to reduce health care costs. These market-driven reforms are resulting in industry-wide consolidation that is expected to increase the downward pressure on health care service providers' margins, as larger buyer and supplier groups exert pricing pressure on health care providers. We cannot predict the ultimate timing or effect of these market-driven reforms. We cannot guarantee that any of these reforms will not have a material adverse effect on our financial condition, results of operations.

We may not be able to develop or acquire additional assisted living residences.

  Our ability to develop or acquire additional residences depends upon, among other factors:

  . our ability to obtain certificates of need, government licenses and approvals;

  .  our ability to obtain financing; and

  .  the competitive environment for development and acquisitions.

  The nature of such certificates of need, licenses and approvals and the timing and likelihood of obtaining them vary widely from state to state, depending upon the location of the residence, or its operation, and the type of services to be provided. We depend upon these permits and authorizations to construct and operate our residences. Any delay or inability to obtain such permits could adversely affect our results of operations. We may also incur construction costs that exceed our original estimates. We rely on third-party general contractors to construct our new assisted living facilities. We cannot guarantee that we will not experience difficulties in working with general contractors and subcontractors, which could result in increased construction costs and delays.

  If we are unable to achieve our development plans, our business, financial condition and results of operations could be adversely affected.

We may be liable for losses not covered by or in excess of our insurance.

  The provision of health care services entails an inherent risk of liability. In recent years, participants in the long-term care industry have been subject to an increasing number of lawsuits alleging malpractice or related legal theories. Many of these lawsuits involve large claims and significant defense costs. In addition, we may be subject to claims alleging violations of federal or state laws relating to safe working conditions, environmental matters and the use and disposal of hazardous or potentially hazardous substances such as medical waste. We currently maintain liability insurance intended to cover such claims. We believe our insurance is in keeping with industry standards. We cannot guarantee, however, that claims in excess of our insurance coverage or claims not covered by our insurance coverage will not arise. A successful claim against us not covered by, or in excess of, our insurance coverage could have a material adverse effect upon our financial condition or results of operations. Claims against us, regardless of their merit or eventual outcome, may also have a material adverse effect upon our ability to attract residents or expand our business and would require management to devote time to matters unrelated to the operation of our business. In addition, we must renew our insurance policies annually. We cannot guarantee that we will be able to obtain liability insurance coverage in the future or that, if such coverage is available, it will be available on acceptable terms.

We could incur significant costs related to environmental remediation or compliance.

  We are subject to various federal, state and local environmental laws, ordinances and regulations. Some of these laws, ordinances and regulations hold a current or previous owner, lessee or operator of real property liable for the cost of removal or remediation of some hazardous or toxic substances, including, without limitation, asbestos-containing materials, that could be located on, in or under such property. These laws and regulations often impose liability whether or not we knew of, or were responsible for, the presence of the hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial. Furthermore, there is no limit to our liability under such laws and regulations. As a result, our liability could exceed our property's value and aggregate assets. The presence of these substances or failure to remediate these substances properly may also adversely affect our ability to sell or lease the property, or to borrow using our property as collateral.

  We may be liable under some laws and regulations as an owner, operator or an entity that arranges for the disposal of hazardous or toxic substances, such as asbestos-containing materials, at a disposal site. In that event, we may be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site. In connection with the ownership or operation of our properties, we could be liable for these costs, as well as some other costs, including governmental fines and injuries to persons or properties. As a result, any hazardous or toxic substances which are present, with or without our knowledge, at any property we hold or operate, or which we acquire or operate in the future, could have an adverse effect on our business, financial condition or results of operations.

Market conditions may decrease the value of our common stock.

  The market price of our common stock may fluctuate significantly in response to various factors and events, including:

  .  the liquidity of the market for our common stock;

  .  variations in our operating results; and

  . new statutes or regulations or changes in the interpretation of existing statutes or regulations affecting the health care industry generally or assisted living residence businesses in particular.

  In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations also may adversely affect the market price of our common stock.

  On April 15, 1999, AMEX halted trading in our common stock. We are unable to predict when trading in the common stock will resume.

We depend on senior management and skilled personnel.

  We depend, and will continue to depend, upon the services of Dr. Wilson, President, Chief Executive Officer and Vice Chairman of the Board of Directors; Ms. Campbell, Senior Vice President, General Counsel and Secretary; Ms. Gorshe, Senior Vice President of Community Relations; Mr. Mahon, Vice President and Chief Operating Officer; Mr. Cruckshank, Vice President and Chief Financial Officer; Ms. Maloney, Vice President, Controller and Chief Accounting Officer; Mrs. Baldwin, Vice President of Operational Planning and Strategy; and Mr. Parker, Vice President of Development.

  We have entered into employment agreements with these officers as well as other key personnel. We also depend upon our ability to attract and retain management personnel who will be responsible for the day-to-day operations of each residence. If we lose the services of any or all of our officers or we are unable to attract additional management personnel in the future, our business, financial condition or results of operations could be adversely affected.

We could be adversely affected if our year 2000 problems are significant.

  The year 2000 issue refers to a computer system's potential failure to recognize dates on or beyond January 1, 2000 due to reading two digits, rather than four, to define the applicable year. As a result, computer programs and systems may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. Our year 2000 readiness plan consists of:

  . identify and assess year 2000 issues in our information and non-information technology systems, including inquiring of third parties with whom we do significant business, such as vendors and suppliers, as to the state of their year 2000 readiness;

  . repair or replace noncompliant information and non-information technology systems;

  . test and verify year 2000 readiness for previously non-compliant systems; and

  .  compliance with state requirements related to disaster plan amendments.

  We have identified year 2000 risks in the following areas:

  . Our information technology systems might not be year 2000 compliant. We have assessed our readiness in regard to year 2000 issues and believe that all material hardware and software utilized in our operations and, specifically, in our accounting systems, is year 2000 compliant. Despite our efforts to identify and resolve year 2000 issues, we cannot guarantee that all of our systems will be year 2000 compliant.

  . Our non-information technology systems might not be year 2000 compliant. Our non-information technology systems are our building management and life/safety systems, which include our emergency call systems, electrical locking systems, fire alarm systems and fire alarm monitoring systems. We have assessed our readiness of these systems in regard to year 2000 issues. We are using four salaried employees, as part of their normal course of business, to contact all manufacturers and vendors and request that they verify in writing that each of their systems is year 2000 compliant. Any systems identified as not in compliance will be upgraded or replaced.

  . We may have year 2000 issues with significant third parties. We are in the process of obtaining year 2000 compliance letters and reports from suppliers, banks, and other third party payors, including the federal government. To date, no such payor has indicated an inability to continue remittances in the normal course of business. However, most such payors, including the federal government, are in the process of evaluating and updating their internal systems and cannot yet assure us that their systems are year 2000 compliant. We also face the risk that vendors from which we purchase goods and services, such as utility providers and our payroll provider, may have systems that are not year 2000 compliant. We plan to monitor the progress of our major vendors in achieving year 2000 compliance.

  We do not anticipate any major interruption in our business as a result of year 2000 issues. Accordingly, we do not expect that Year 2000 issues will have a material adverse effect upon our operations or prospects or that we will incur any material expense associated with year 2000 compliance. However, despite our efforts to identify and resolve year 2000 compliance problems, we cannot guarantee that all of our systems or that of third parties on which we rely will be year 2000 compliant. As a result our operations could be interrupted or adversely affected.

  In the worst case scenario, if our non-information technology systems suffered year 2000 issues, we would implement our standard emergency operation plan. This plan primarily includes incurring additional staffing. If we needed to sustain this additional staffing for an extended period of time, it could have a material adverse effect on our business and operations.

  We have not established a contingency plan to address potential year 2000 noncompliance with respect to our information systems or those of our major vendors. We are currently considering the extent to which such a plan is necessary. Because we depend on systems outside our control, such as telecommunications and power supplies, and because third party payors, including the federal government, with whom we have relationships may not have adequately addressed year 2000 issues, we cannot guarantee that we will not face unexpected problems associated with year 2000 issues that may affect our operations, business, and financial condition.

  We anticipate that our future Year 2000 compliance expenditures will be less than $25,000.

ITEM 7A. Quantitative and Qualitative Disclosure Regarding Market Risk and Risk Sensitive Instruments

  Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in our earnings and cash flows.

  For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flows. We do not have an obligation to prepay any of our fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of our fixed rate debt should not have a significant impact on our earnings or cash flows until we decide, or are required, to refinance such debt.

  For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect our future earnings and cash flows. We had variable rate debt of $29.1 million outstanding at December 31, 1998 with a weighted average interest rate of 3.7%. Assuming that our balance of variable rate debt remains constant at $29.1 million, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in cash flows, of $290,000. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in cash flows, of $290,000.

  We are also exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of our cash equivalent short-term investments. These investments generally consist of overnight investments that are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

  During 1998, we used an interest rate swap to fix the rate of interest on a commitment for variable rate debt. Upon placement of debt subject to the variable rate commitment, we terminated the interest rate swap on October 1, 1998. We do not currently have any derivative financial instruments in place to manage interest costs, but that does not mean that we will not use them as a means to manage interest rate risk in the future.

  The Company does not use foreign currency exchange forward contracts or commodity contracts and does not have foreign currency exposure.

ITEM 8. Financial Statements and Supplementary Data

  Financial statements and supplementary data required by this Item 8 are set forth as indicated in Item 14.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


  Not Applicable

                                   PART III

ITEM 10. Directors and Executive Officers of the Company

General

  We have provided below certain information regarding our directors and executive officers:

   Name                           Age(1)                Position
   ----                           ------                --------
   Dr. Keren Brown Wilson(5)(6)..   51   President, Chief Executive Officer and
                                          Vice Chairman of the Board of
                                          Directors
   Richard C. Ladd(2)(4)(6)......   60   Chairman of the Board of Directors
   Jill M. Krueger(2)(3).........   39   Director
   Bradley G. Razook(3)(5).......   43   Director
   Gloria J. Cavanaugh(2)(4).....   56   Director
   William McBride III(3)(5).....   39   Director
   Sandra Campbell...............   52   Senior Vice President, General Counsel
                                          and Secretary
   Nancy Gorshe..................   48   Senior Vice President of Community
                                          Relations
   Leslie W. Mahon...............   51   Vice President and Chief Operating
                                          Officer
   James W. Cruckshank...........   44   Vice President and Chief Financial
                                          Officer
   Connie J. Baldwin.............   54   Vice President of Operational Strategy
                                          and Planning
   Paul B. Parker................   33   Vice President of Development
   M. Catherine Maloney..........   36   Vice President, Controller and Chief
                                          Accounting Officer

- --------
(1)  As of May 31, 1999

(2)  Member of the Audit Committee.

(3)  Member of the Compensation Committee.

(4)  Member of the Education, Training and Operations Committee.

(5)  Member of the Legal Committee.

(6)  Member of the Quality Assurance Committee.

  Dr. Keren Brown Wilson is a co-founder of the Company and served as the President/Chief Executive Officer of the Company from its formation in July 1994 until September 1997, and as President/Chief Operating Officer from September 1997 until March 1999. She has served as Vice Chairman of our Board of Directors since September 1997, and as President and Chief Executive Officer since March 1999. From September 1997 until March 1999 Dr. Wilson served as our Chief Operating Officer. Dr. Wilson has over twenty years of experience in aging service delivery systems and has, for the past 17 years, focused primarily on assisted living. From 1988 to September 1994, Dr. Wilson was the President and sole director of Concepts in Community Living, Inc. a corporation which specializes in the development and management of assisted living residences. From 1992 to August 1994, Dr. Wilson was also President of Sterling Management Company, a company which provided management services to private (non-Medicaid) assisted living facilities in the state of Kansas. From 1986 to 1988, Dr. Wilson was a Senior Vice President at Milestone, Inc., an assisted living development and management company. Prior to 1986, Dr. Wilson was an owner and management agent for Park Place Living Center in Portland, Oregon, and the Director of Research and Education for the Oregon Association of Homes for the Aging in Portland, Oregon. Since 1983, Dr. Wilson has also been an Associate Professor at the Institute for Aging at Portland State University. In these capacities, Dr. Wilson was responsible for designing, developing and managing the state of Oregon's first assisted living residence along with the state's first Medicaid-eligible assisted living residence. She currently serves as Vice Chair of the Assisted Living Federation of America and is on the Board of Directors of the American Society on Aging and the IOM Quality of LTC Committee.

  Richard C. Ladd has served as Chairman of our Board of Directors since March 1999 and has been a director of the Company since September 1994. Since September 1994, Mr. Ladd has been the President of Ladd and Associates, a health and social services consulting firm. He is also co-director of the National Long-Term Care Balancing Project and was an adjunct assistant professor at the School of Internal Medicine, University of Texas Medical Branch at Galveston, Texas. From June 1992 to September 1994, Mr. Ladd served as the Texas Commissioner of Health and Human Services where he oversaw the development and implementation of a 22,000-bed Medicaid Waiver Program to be used for assisted living and other community-based service programs. From November 1981 to June 1992, Mr. Ladd served as Administrator of the Oregon Senior and Disabled Services Division. He is also a member of numerous professional and honorary organizations.

  Jill M. Krueger was elected to the Board of Directors in April 1999, and presently serves as Chairman of our Audit Committee. Since 1996, Ms. Krueger has served as President and Chief Executive Officer of Health Resources Alliance, an organization designed to optimize market position and achieve synergies which enable its 20 member organizations to prosper in a managed care environment. From 1988 to 1996 Ms. Krueger was a partner at KPMG LLP where she served as its Partner in charge of the firm's National Long Term Care and Retirement Housing Practice.

  Bradley G. Razook has been a director of the Company since August 1994. Mr. Razook is currently President and Managing Director at Cohen & Steers Capital Advisors, LLC. From July 1997 until February 1999, Mr. Razook served as Managing Director and Head of Health Care Industry Group of Schroder & Co., Inc. From 1990 to July 1997, Mr. Razook was Executive Vice President of National Westminster Bank PLC, New York Branch. Prior to being appointed Executive Vice President, Mr. Razook held the position of Managing Director. From 1985 to 1990, Mr. Razook was a First Vice President and counsel at Drexel Burnham Lambert, Inc., an investment banking firm.

  Gloria J. Cavanaugh was appointed as a director of the Company on September 7, 1997. Ms. Cavanaugh has been the executive director of the American Society on Aging since 1975. From 1968 to 1975, she was Director of Continuing Education at the Andrus Gerontology Center, University of Southern California. Ms. Cavanaugh has almost thirty years experience developing and offering educational programming on aging issues, including such areas as aging in place/housing and assisted living. Ms. Cavanaugh serves on the Board of Directors of Generations United, The National Alliance for Caregiving, The National Policy and Resource Center on Women and Aging and the Center for Assistive Technology, State University of New York at Buffalo.

  William McBride III is a co-founder of the Company and has been a director since its formation, and currently serves as a consultant to the Company. From September 1997 until March 1999, Mr. McBride served as our Chief Executive Officer and Chairman of our Board of Directors. From August 1992 to September 1997, Mr. McBride served as President and Chief Operating Officer of LTC Properties, Inc. ("LTC"), a health care real estate investment trust specializing in the long-term care industry, which was co-founded by Mr. McBride in 1992. Prior to founding LTC, Mr. McBride was employed from April 1988 to July 1992 by Beverly Enterprises, Inc., an owner/operator of long-term care facilities, retirement living facilities and pharmacies where he served as Vice President, Controller and Chief Accounting Officer. From 1982 to 1988, Mr. McBride was employed by the public accounting firm of Ernst & Young. Mr. McBride served as a member of the board of directors of LTC from August 1992 to September 1997 and currently serves on the board of directors of Malan Realty Investors, Inc.

  Sandra Campbell joined the Company as Senior Vice President, General Counsel and Secretary in January of 1998. Ms. Campbell has almost 20 years of experience in practicing law in real property, secured transactions and general business law. Prior to joining the Company she was a partner in the law firm of Bullivant Houser Bailey where she was employed from April 1995 to December 1998. From January 1992 to April 1995, Ms. Campbell served as Chief Legal Counsel for First Fidelity Thrift & Loan Association.

  James W. Cruckshank joined the Company as Vice President and Chief Financial Officer in March of 1999 and brings with him over 20 years experience in accounting and treasury. He served as the Corporate Controller and Assistant Treasurer of Schnitzer Steel Industries, Inc., a public company in the Portland area, from 1987 until March 1999. Prior to this assignment, Mr. Cruckshank was an audit manager for Price Waterhouse.

  Nancy Gorshe joined the Company as Vice President of Community Relations in January of 1998 and has over twenty years of experience in the field of geriatric health, community and long-term care and housing. Prior to joining the Company, she was President of Franciscan ElderCare Corporation which is comprised of nursing homes, assisted living facilities, and subacute units in nursing homes and hospitals from 1993 to 1997. In addition, Ms. Gorshe has served as Executive Director of Providence Elderplace, a long-term care HMO.

  Leslie W. Mahon joined the Company as Vice President and Chief Operating Officer in March of 1999 and his background includes 10 years experience in the health care industry as the Chief Executive Officer of Lantis Enterprises, Inc., a private company that operates 37 assisted living facilities in five states.

  Connie J. Baldwin has over twenty years of experience in designing and implementing services to the elderly. Ms. Baldwin joined the Company in February 1995 as Director of Operations and has served as the Vice President of Operational Strategy and Planning since March 1999. From December 1993 to January 1995, Ms. Baldwin was Executive Director for the Center for Developing Older Adult Resources, a non-profit entity in Phoenix, Arizona. From September 1990 to December 1993, she was the Health Care Administrator for Managed Care Systems, a division of the State of Arizona's Long-Term Care Medicaid Program. In addition, Ms. Baldwin has held the position of Manager of Home and Community Based Care in the State of Oregon with the Senior and Disabled Services Department and was instrumental in the development of the State's assisted living rules.

  Paul B. Parker joined the Company in July 1998, and currently serves as Vice President of Development. Mr. Parker has eight years experience in the development and acquisition of assisted living facilities, health policy and regulation as well as reimbursement. Prior to joining ALC, he served as Chief Executive Officer of Supportive Housing Services, Inc. and President of LTC Development Company. Both firms specialize in the development of assisted living facilities.

  M. Catherine Maloney joined the Company as Controller in June 1998, and currently serves as Vice President, Controller, and Chief Accounting Officer. Prior to joining the Company, Ms. Maloney was an Audit Manager with KPMG LLP.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Exchange Act requires our officers, directors and greater than ten-percent stockholders to file with the Commission and the American Stock Exchange initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Such persons or entities are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

  To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 1998, each of our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that:

 . Sandra Campbell, Nancy Gorshe and Rhonda Marsh each filed a Form 3 more than ten days after becoming an officer

 . M. Catherine Maloney and Paul B. Parker each did not file a Form 3 after becoming an officer

 . Keren Brown Wilson filed a Form 4 more than ten days after the end of the month in which she acquired 25,000 shares of common stock

 .  Form 4s have not been filed for

  . any option grants during 1998 included in the table under the heading "Option Grants in Last Fiscal Year" (except that 20,000 options granted to Nancy Gorshe in January 1998 were included in the Form 3 filed by Ms. Gorshe in March 1998)

  . the option exercise included in the table under the heading "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values"

  . option grants of 7,500 shares to each director described under the heading "Compensation of Directors"

  . option grants of 30,000 shares and 40,000 shares, respectively, to M. Catherine Maloney and Paul B. Parker

We have instituted procedures to ensure timely compliance in the future.

ITEM 11. Executive Compensation

  We have set forth in the following table information concerning the compensation paid during the fiscal year ended December 31, 1998 to our Chief Executive Officer and each of our four other most highly compensated executive officers (collectively, the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                   Annual Compensation(1)        Long-Term Compensation Awards
                               ------------------------------- ----------------------------------
                                                               Restricted Securities
        Name and                                  Other Annual   Stock    Underlying  All Other
   Principal Position     Year  Salary  Bonus(2)  Compensation Awards(3)   Options   Compensation
   ------------------     ---- -------- --------  ------------ ---------- ---------- ------------
William McBride III(4)..  1998 $246,987 $100,000      --              --       --        --
 Chief Executive          1997      --       --       --       $3,400,000      --        --
 Officer and Chairman
Dr. Keren Brown Wilson..  1998 $203,061 $100,000      --              --       --        --
 Chief Operating          1997  200,000      --       --       $  850,000      --        --
 Officer, President,      1996  130,000      --       --              --    15,000       --
 Vice Chairman
Sandra Campbell(5)......  1998 $141,644 $ 25,000      --              --    15,000       --
 Senior Vice President,
 General Counsel and
 Secretary
Nancy Gorshe(6).........  1998 $101,263      --       --              --    55,000       --
 Vice President of
 Community Relations
Rhonda S. Marsh(7)......  1998 $105,513      --       --              --    15,000       --
 Vice President/          1997   75,000 $ 14,569      --              --    25,000       --
 Treasurer, Chief         1996   62,382      --       --              --    20,000       --
 Accounting Officer

- --------
(1) Excludes certain perquisites and other personal benefit amounts, such as car allowance, which, for any executive officer did not exceed, in the aggregate, the lesser of $50,000 or 10% of the total annual salary and bonus for such executive.

(2) Each of Mr. McBride and Dr. Wilson was paid a bonus of $100,000 related to the execution of the ARC merger agreement. Payments made to each of them subsequent to December 31, 1998 were reduced by $100,000 to reflect repayment of these bonus payments.

(3) Restricted stock awards are valued in the table above at their fair market value based on $17.00, the per share closing price of our Common Stock on the American Stock Exchange on the date of the award. At December 31, 1998, Mr. McBride and Dr. Wilson held 200,000 and 50,000 shares, respectively, of restricted stock valued at $2.6 million and $656,000, respectively (calculated by multiplying the amount of restricted stock by the closing market price of $13.125 on the last trading day of 1998). As of March 15, 1999 Mr. McBride and Dr. Wilson agreed to forfeit the shares of restricted stock held by each of them. See "Employment Agreements" and "Consulting Agreement."

(4) Mr. McBride became Chief Executive Officer on October 3, 1997, but did not begin receiving compensation until January 1, 1998. Subsequent to December 31, 1998, Mr. McBride resigned as Chief Executive Officer.

(5) Ms. Campbell began her employment with us on December 31, 1997 and began receiving compensation in January 1998.

(6)  Ms. Gorshe began her employment with us in February 1998.

(7)  Ms. Marsh resigned as an executive officer in February 1999.

  We have provided in the following table information on stock options granted during 1998 to the Named Executive Officers.

                    STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                         Individual Grants
                             -----------------------------------------
                                                                           Potential
                                                                       Realizable Value
                                                                       at Assumed Annual
                                        % of Total                       Rate of Stock
                             Number of   Options                             Price
                             Securities Granted to                     Appreciation for
                             Underlying Employees  Exercise             Option Term(1)
                              Options   in Fiscal   Price   Expiration -----------------
           Name               Granted      Year     ($/Sh)     Date       5%      10%
           ----              ---------- ---------- -------- ---------- -------- --------
   William McBride III.....       --        --         --         --        --       --
   Dr. Keren Brown Wilson..       --        --         --         --        --       --
   Sandra Campbell.........    15,000      2.2%     $14.50   11/08/08  $136,785 $346,639
   Nancy Gorshe............    20,000      3.0%     $19.31   01/05/08  $242,879 $615,503
                               20,000      3.0%     $16.75   07/27/08  $210,680 $533,904
                               15,000      2.2%     $14.50   11/08/08  $136,785 $346,639
   Rhonda S. Marsh.........    15,000      2.2%     $14.50   11/08/08  $136,785 $346,639

- --------
(1) In accordance with rules of the Securities and Exchange Commission (the "Commission"), shown are the gains or "option spreads" that would exist for the respective options granted. These gains are based on the assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted over the full option term. These assumed annual compound rates of stock price appreciation are mandated by the rules of the Commission and do not represent our estimate or projection of future Common Stock prices.

  We have provided in the following table information with respect to the Named Executive Officers concerning unexercised stock options held as of December 31, 1998.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                           Value of
                                                 Number of Securities  Unexercised In-
                                                      Underlying      The-Money Options
                                                 Unexercised Options   at Fiscal Year-
                                                  at Fiscal Year-End        End(1)
                              Shares             -------------------- ------------------
                             Acquired    Value       Exercisable/        Exercisable/
          Name              on Exercise Realized    Unexercisable       Unexercisable
          ----              ----------- -------- -------------------- ------------------
   William McBride III.....      --          --     145,000/ 5,000    $1,176,225/$28,775
   Keren Brown Wilson......      --          --     210,000/ 5,000    $1,606,850/$28,725
   Sandra Campbell.........      --          --      16,667/48,333    $        0/$     0
   Nancy Gorshe............      --          --           0/55,000    $        0/$     0
   Rhonda S. Marsh.........   12,500    $102,188     29,167/38,333    $  126,286/$38,302

- --------
(1) The closing trading price on the American Stock Exchange for the Common Stock on December 31, 1998 was $13.125. As of April 15, 1999, the most recent date on which the Common Stock was traded on the American Stock Exchange, the closing trading price for the Common Stock was $2.875, and the value of all of the exercisable and unexercisable options held by each of the Named Executive Officers was $0.

Compensation of Directors

  During 1998 each non-employee director received a fee of $12,000 per year for services as a director, plus $500 for attendance in person at each meeting of the Board of Directors or any committee meeting held on a day on which the Board of Directors does not meet. For 1999, we increased the amount of attendance fees to $1,000 for attendance in person, or $500 for attendance by telephone, at each meeting of the Board of Directors or any committee meeting held on a day on which the Board of Directors does not meet. In addition, we reimburse the directors for travel expenses incurred in connection with their duties as our directors. During 1998, we granted the non-employee directors non-qualified stock options to purchase a total of 22,500 shares of Common Stock at $14.50 per share. Each of the non-employee directors received options to purchase 7,500 shares. These options vest ratably on each of November 5, 1999, 2000 and 2001.

Employment Agreements

 William McBride and Keren Brown Wilson

  We entered into employment agreements with Mr. McBride and Dr. Wilson in October 1997, providing for Mr. McBride's services as Chief Executive Officer and Dr. Wilson's services as President and Chief Operating Officer. Each agreement provides for a four-year term with automatic extensions until the date (if any) which is the fourth anniversary of our notice, or six months after the employee's notice, of a desire to terminate the agreement. Notwithstanding such "evergreen" provisions of each agreement, either agreement may be terminated by us for cause or by the employee for "Good Reason." The latter is defined in the agreements as

  (1) material diminution of title, duties, or salary;

  (2) reduction in benefit not generally applicable to senior executive personnel; or

  (3) a direction by the Board of Directors to report to any person or group other than the Board of Directors.

  Under the agreements, in the event of a termination of employment for any reason other than cause, the employee will be entitled to the payment of an amount equal to four times his or her annual salary. In the event of a termination within one year of a change in control (as defined in the agreement) for any reason other than the death or disability of the employee or a termination by us for cause, Mr. McBride would be entitled to a $4.0 million termination payment and Dr. Wilson would be entitled to a $3.0 million termination payment. The agreements also contain "gross-up" provisions to compensate the employees in the event that any payment under such contracts is subject to an excise tax imposed under Section 4999 of the Internal Revenue Code. The employment agreements provide that Mr. McBride and Dr. Wilson are entitled to compensation at an annual rate of $265,000 and $200,000, respectively. Pursuant to the employment agreements, Mr. McBride and Dr. Wilson were awarded, without cost to them, 200,000 and 50,000 shares of "restricted stock," respectively, under our 1994 Amended and Restated Stock Option Plan. The restricted stock agreements relating to the restricted stock provide that the restrictions applicable to such shares lapse, and such shares will no longer be subject to forfeiture in the event of termination of employment, at the rate of 25% per year commencing on October 3, 2001, the fourth anniversary of the date of award, subject to acceleration in the event of a change in control. Dividends are payable on the restricted stock to the extent paid on all other shares of Common Stock. The restricted stock does not have voting rights.

  In connection with their employment agreements, we agreed to indemnify Mr. McBride and Dr. Wilson to the extent permitted under Nevada law against liability and expenses incurred by them in any proceeding in which they are involved due to their roles as officers or directors. The indemnity agreements exclude certain claims from indemnification by us.

  As discussed below, we have entered into a consulting agreement with Mr. McBride, dated as of March 15, 1999, which provides for the termination of Mr. McBride's employment agreement, the forfeiture of his $4.0 million termination payment and the forfeiture of his restricted stock.

  Effective as of March 15, 1999, we entered into an amendment with Dr. Wilson to her employment agreement to provide that we will employ Dr. Wilson as President and Chief Executive Officer. In addition, we paid Dr. Wilson a lump sum cash payment of $187,500 (which was reduced to $87,000 to reflect repayment of a $100,000 bonus paid in 1998 related to the execution of our merger agreement with ARC) in consideration for Dr. Wilson's agreement to forfeit her interest in 50,000 shares of restricted stock held by her and to terminate the restricted stock agreement related to those shares.

 Sandra Campbell

  On December 31, 1997, we entered into an employment agreement with Sandra Campbell providing for Ms. Campbell's services as Senior Vice President, General Counsel and Secretary. The agreement provides for an initial two and one-half-year term. If the agreement has not been terminated prior to the expiration of the initial term, then the agreement is automatically extended on a continuous basis. We may terminate the agreement by providing Ms. Campbell with two and one-half years' prior notice of our intention to terminate her employment, and Ms. Campbell may terminate the agreement by providing us with four months prior notice of her intention to resign. In addition, we may terminate the agreement at any time for "Cause" and Ms. Campbell may terminate the agreement for "Good Reason" (each as defined in the agreement), and the agreement automatically terminates upon Ms. Campbell's death or permanent disability. If we terminate Ms. Campbell's employment other than for Cause and without providing the notice referred to above, or if Ms. Campbell terminates the agreement for Good Reason, then we must make a lump-sum payment to Ms. Campbell equal to her then-annual salary plus $100,000. In addition, if there is a Change in Control (as defined in the Agreement), regardless of whether she remains in our employ, Ms. Campbell is entitled to receive an additional amount equal to two times her then-annual salary plus $100,000, and all options exercisable for common stock automatically vest and become exercisable. The agreement provides that our President or Chief Executive Officer will determine Ms. Campbell's annual compensation subject to adjustment from time to time at the discretion of the Board of Directors. Ms. Campbell's current salary is $150,000. In addition, Ms. Campbell received options to purchase 50,000 shares of Common Stock, to become exercisable in annual installments of 16,666 shares commencing December 31, 1998, at an exercise price of $16.50, equal to the fair market value of the Common Stock on the date of grant. The agreement includes an agreement to indemnify Ms. Campbell to the extent permitted under Nevada law against liability and expenses incurred by her in any proceeding in which she is involved due to her role as an officer. The indemnity agreement excludes certain claims from indemnification by us.

 James W. Cruckshank

  On March 15, 1999, we entered into an employment agreement with James W. Cruckshank providing for Mr. Cruckshank's services as Vice President and Chief Financial Officer. The agreement provides for an initial two-year term, subject to automatic one-year extensions unless we notify Mr. Cruckshank during the 90-day period ending on March 15 of each year that we wish to terminate the agreement on March 15 of the following year. Notwithstanding this "evergreen" provision, we may terminate the agreement at any time for "Cause" (as defined in the agreement) and Mr. Cruckshank may resign at any time upon 90 days' prior written notice to us. If we terminate Mr. Cruckshank's employment without "Cause" and without offering Mr. Cruckshank comparable employment (employment with us or an affiliated company that is not materially different in level of responsibility, at the same or higher salary level, with same or similar title or rank and within a 20-mile radius of the location of his immediately prior position with us), then we must make a lump-sum payment to Mr. Cruckshank in an amount equal to twice his then annual salary. The agreement provides that our Chief Executive Officer will determine Mr. Cruckshank's annual compensation subject to adjustment from time to time at the discretion of the Board of Directors. Mr. Cruckshank's current salary is $150,000. The agreement further provides that Mr. Cruckshank is subject to confidential information restrictions for as long as Mr. Cruckshank possesses any confidential information, and non-competition provisions until one year after the termination of Mr. Cruckshank's employment. In addition, Mr. Cruckshank received options to purchase 30,000 shares of Common Stock, to become exercisable in annual installments of 10,000 shares commencing March 15, 2000, at an exercise price of $3.81, equal to the fair market value of Common Stock on the date of grant.

 Leslie Mahon

  On March 15, 1999, we entered into an employment agreement with Leslie Mahon providing for Mr. Mahon's services as Vice President and Chief Operating Officer. The agreement provides for an initial two-year term, subject to automatic one-year extensions unless we notify Mr. Mahon during the 90-day period ending on March 15 of each year that we wish to terminate the agreement on March 15 of the following year.

Notwithstanding this "evergreen" provision, we may terminate the agreement at any time for "Cause" (as defined in the agreement) and Mr. Mahon may resign at any time upon 90 days' prior written notice to us. If we terminate Mr. Mahon's employment without "Cause" and without offering Mr. Mahon comparable employment (employment with us or an affiliated company that is not materially different in level of responsibility, at the same or higher salary level, with same or similar title or rank and within a 20-mile radius of his immediately prior position with us), then we must make a lump-sum payment to Mr. Mahon in an amount equal to twice his then annual salary. The agreement provides that our Chief Executive Officer will determine Mr. Mahon's annual compensation subject to adjustment from time to time at the discretion of the Board of Directors. Mr. Mahon's current salary is $175,000. The agreement further provides that Mr. Mahon is subject to confidential information restrictions for as long as Mr. Mahon possesses any confidential information, and non-competition provisions until one year after the termination of Mr. Mahon's employment. In addition, Mr. Mahon received options to purchase 30,000 shares of Common Stock, to become exercisable in annual installments of 10,000 shares commencing March 15, 2000, at an exercise price of $5.00, equal to the fair market value of the Common Stock on the date of the grant.

 Nancy Gorshe

  On February 3, 1998, we entered into an employment agreement with Nancy Gorshe providing for Ms. Gorshe's services as Vice President/Community Relations. The agreement provides for a two-year term. We may terminate the agreement at any time for "Cause" (as defined in the agreement). If we terminate Ms. Gorshe's employment without "Cause" and without offering Ms. Gorshe comparable employment or if within one year following a Change of Control (as defined in the agreement) we either terminate Ms. Gorshe without cause or she voluntarily resigns (and we have not offered her comparable employment in either case), then we must make a lump-sum payment to Ms. Gorshe in an amount equal to twice her then annual salary. In addition, if we terminate Ms. Gorshe within one year following a Change in Control, all Common Stock options held by Ms. Gorshe will automatically become immediately exercisable. The agreement provides that our President or Chief Executive Officer will determine Ms. Gorshe's annual compensation subject to adjustment from time to time at the discretion of the Board of Directors. Ms. Gorshe's current salary is $125,000. The agreement further provides that Ms. Gorshe is subject to confidential information, and non-competition provisions until one year after the termination of Ms. Gorshe's employment. In addition, Ms. Gorshe received options to purchase 20,000 shares of Common Stock, to become exercisable in annual installments of 6,667 shares commencing on July 27, 1999, at an exercise price of $16.50, equal to the fair market value of the Common Stock on the date of grant.

Consulting Agreement

  As discussed above, we have previously entered into an employment agreement with Mr. McBride pursuant to which Mr. McBride is entitled to certain payments and benefits in the event of a termination of his employment with us under certain circumstances. Effective as of March 15, 1999, we entered into a consulting agreement with Mr. McBride which provides for the termination of Mr. McBride's employment agreement and the extinguishment of our and Mr. McBride's rights and obligations under that agreement. Pursuant to the consulting agreement, Mr. McBride agreed to provide consulting services to us and to resign from his position as our Chief Executive Officer. The termination of Mr. McBride's employment pursuant to the consulting agreement is by mutual agreement and such termination will not be deemed either a resignation for good reason or a termination of Mr. McBride for cause for purposes of his employment agreement or otherwise, and the Board is not aware of any grounds for terminating Mr. McBride for cause. Pursuant to the consulting agreement Mr. McBride received a lump-sum cash termination payment of $490,000 (which was reduced to $390,000 to reflect repayment of a $100,000 bonus paid in 1998 related to the execution of our merger agreement with ARC). In addition, we paid Mr. McBride a lump sum cash payment of $750,000 in consideration for Mr. McBride's agreement to forfeit his interest in 200,000 shares of restricted stock held by him and to terminate the related restricted stock agreement.

  Pursuant to the consulting agreement, Mr. McBride will provide consulting services to us for a period of two years, on a basis of not more than forty hours per month at a rate of $15,000 per month. During the consulting term, Mr. McBride will also be entitled to participate in our medical insurance plans at a cost equal to our cost of providing coverage. If we terminate the consulting relationship without "Cause" (as defined in the consulting agreement), Mr. McBride will be entitled to the balance of the cash amounts which he would have received had the consulting relationship continued for the remainder of the two year term. In addition, upon the occurrence of a "Change in Control" of the Company (as defined in the consulting agreement), the consulting relationship will automatically terminate and Mr. McBride will be entitled to a lump-sum cash payment in an amount equal to the balance of the cash amounts which he would have received had the consulting relationship continued for the remainder of the two year term.

  In addition, Mr. McBride has agreed that he will not disclose confidential information belonging to us, and, for a period of two years following the effectiveness of the consulting agreement, he will not compete with us or solicit our employees. However, if the consulting relationship is terminated as a result of a Change in Control of the Company, Mr. McBride's covenant not to compete will automatically terminate. Pursuant to the consulting agreement, we also reimbursed Mr. McBride for his attorneys fees incurred in the negotiation and preparation of the consulting agreement in the amount of approximately $8,000.

  Mr. McBride's stock option agreements and indemnity agreement with us survive the termination of his employment agreement.

Compensation Committee Interlocks and Insider Participation

  As of May 31, 1999 the Compensation Committee was comprised of Mr. Razook, Mr. McBride and Ms. Krueger.

  During 1998 Mr. Razook, one of our directors, was Managing Director and Head of the Health Care Industry Group of Schroder & Co. Inc. ("Schroders"), an investment banking firm. During 1998 Schroders served as the initial purchaser of our $75.0 million offering of 5.625% Debentures for which Schroders received a customary commission. Also during 1998, Schroders provided financial advisory services and delivered a fairness opinion in connection with a proposed merger for which we paid Schroders a fee of $200,000. In March 1999, Mr. Razook became President and Managing Director at Cohen & Steers Capital Advisors LLC ("C&S Advisors"). Pursuant to an agreement with C&S Advisors, we anticipate that we will pay C&S Advisors up to $1.2 million in 1999 for financial advisory services plus customary fees and commissions in the event that we are advised by C&S Advisors in connection with certain types of transactions.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

  We have set forth in the following table information as of May 31, 1999 with respect to the beneficial ownership of our Common Stock by:

  (1) each person who is known by us to own beneficially more than 5% of its Shares;

  (2) each of our directors;

  (3) each of the Named Executive Officers for the fiscal year ended December 31, 1998; and

  (4) our directors and executive officers as a group.

                                                   Shares
                                                Beneficially
   Name and Address of Beneficial Owner(1)        Owned(2)   Percent of Class
   ---------------------------------------      ------------ ----------------
   William McBride III.........................    504,000          2.9%

   Dr. Keren Brown Wilson......................  1,085,412          6.2%

   Richard C. Ladd.............................     45,000           *

   Bradley G. Razook...........................     34,000           *
    170 Water Street, 20th Floor
    New York, NY 10038

   Gloria Cavanaugh............................     10,000           *

   Sandra Campbell(2)..........................     17,461           *

   Nancy Gorshe(2).............................      6,667           *

   Rhonda Marsh................................        --            *

   Dresdner Bank AG(4).........................  1,786,300         10.3%
    Jurgen-Ponto-Platz 1
    60301 Frankfurt, Germany

   Palisade Capital Management, L.L.C.(5)......  1,368,955          7.9%
    One Bridge Plaza, Suite 695
    Fort Lee, NJ 07024

   Wellington Management Company, LLP(6).......  1,163,582          6.7%
    75 State Street
    Boston, MA 02109

   The TCW Group, Inc.(8)......................  1,076,675          6.2%
    865 South Figueroa Street
    Los Angeles, CA 90017

   RH Capital Associates, LLC(7)...............  1,067,800          6.1%
    55 Harristown Road
    Glen Rock, NJ 07452

   All directors and executive officers as a
    group (13 persons).........................  1,850,923         10.2%

- --------
 * Less than 1%

(1) Except as otherwise noted below, the address of our directors and officers is c/o Assisted Living Concepts, Inc., 11835 NE Glenn Widing Drive, Portland, Oregon, 97220.

(2) Includes options to purchase 145,000 shares of Common Stock held by Mr. McBride, 210,000 by Dr. Wilson, 45,000 by Mr. Ladd, 30,000 by Mr. Razook, 10,000 by Ms. Cavanaugh, 16,667 by Ms. Campbell, and 6,667 by Ms. Gorshe, which are exercisable within 60 days of May 31, 1999.

(3) Includes 4,000 shares owned by Mr. Razook's children.

(4) Based on the Form 13G as filed on February 16, 1999.

(5) Based on the Form 13G as filed on February 9, 1999.

(6) Based on the Form 13G as filed on February 8, 1999.

(7) Based on the Form 13G as filed on February 10, 1999.

(8) Based on the Form 13G as filed on February 12, 1999. Such Form 13G identifies Robert Day, 200 Park Avenue, Suite 2200, New York, NY 10166 as a control person with respect to The TCW Group, Inc.

ITEM 13. Certain Relationships and Related Transactions

  During 1998, Supportive Housing Services, Inc. ("SHS") provided services to us for market feasibility analysis, site pre-acquisition services, construction management oversight and building setup in conjunction with our development activities. SHS was owned 80% by Dr. Wilson's spouse and 20% by Paul Parker through June 30, 1998, and, as of July 1, 1998, owned 75% by Dr. Wilson's spouse. SHS billed us approximately $3.9 million for such services in 1998, approximately $3.8 million (including $566,000 reflecting payment to CCL (as defined below)) of which was paid as of December 31, 1998. As of May 31, 1999, we had incurred additional fees totaling $248,000 to SHS. In July 1999 we delivered 180 days' written notice terminating our agreement with SHS. We expect to incur additional fees of approximately $240,000 for all remaining services to be provided by SHS under the agreement.

  In December 1997 we entered into a consulting services agreement with SHS pursuant to which we provided SHS with consulting services in the assisted living industry, including providing data on our facility prototypes, facilitating the introduction of SHS to other potential customers and providing market analysis on the assisted living industry. This consulting agreement expired in September 1998. We received approximately $1.1 million in fees and reimbursable expenses from SHS for such consulting services.

  During 1998, Concepts in Community Living, Inc. ("CCL"), a company owned by Dr. Wilson's spouse, provided feasibility studies and pre-development consulting services to SHS and certain developers with respect to certain assisted living residence sites we were developing and constructing. Both directly and through these developers, we paid CCL approximately $566,000 indirectly through SHS for rendering such services in 1998. In June 1999 we entered into a new agreement with CCL pursuant to which CCL will provide market research, demographic review and competitor analysis in many of our current and potential markets. We will pay CCL a retainer of $10,000 per month, plus fees in excess of the retainer, if any, in connection with specific projects that we authorize under the agreement.

  We lease six residences from Assisted Living Facilities, Inc. Dr. Wilson's spouse owns a 25% interest. During 1998, we paid Assisted Living Facilities, Inc. rent of approximately $1.2 million. In addition, we leased one residence from Oregon Heights Partners in 1998, in which Dr. Wilson's spouse owns through CCL a 34% interest. Through September 30, 1998, we paid Oregon Heights Partners approximately $195,000 in rent. The Oregon Heights Partners lease was terminated in September 1998, effective October 1, 1998.

  During 1998, Mr. McBride owned a $400,000 or 16.6% interest, and Dr. Wilson's spouse owned a $200,000 or 8.3% interest, in Health Equity Investors ("HEI"). In the second quarter of 1997, we entered into joint venture agreements with HEI to operate certain new assisted living residences that we owned or leased. The joint venture concurrently entered into a non-cancelable management agreement with us pursuant to which we managed the properties operated by the joint venture for an amount equal to the greater of 8% of gross revenues or $2,000 per month per residence. Through February 10, 1999, we consolidated 100% of the revenues and expenses attributable to these residences with our revenues and expenses, and HEI reimbursed us for 90.0% of the start-up losses of the joint venture. We received loss reimbursements from HEI of $4.7 million for the year ended December 31, 1998, and no loss reimbursements in 1999. As of December 31, 1998, 17 residences owned or leased by us were being operated by the joint venture.

  On February 10, 1999, we purchased HEI's joint venture interest with respect to the 17 properties then being operated by the joint venture for an aggregate purchase price of approximately $3.8 million. HEI's investment with respect to such properties was $3.2 million. As a result of such purchases, Mr. McBride and Dr. Wilson's spouse received distributions of approximately $537,000 and $269,000, respectively, in 1999.

  In October 1997, we acquired Home and Community Care, Inc. ("HCI"). Certain of our officers and directors were officers, directors or stockholders of HCI. Mr. McBride and Dr. Wilson's spouse owned 13.9% and 4.7%, respectively, of HCI's outstanding common stock at the time of acquisition, substantially all of which was acquired in March 1997. The terms of the acquisition were approved by a committee of independent directors. Pursuant to the HCI acquisition agreement, during 1998, Mr. McBride and Dr. Wilson's spouse received "earnout" payments from us of $174,000 and $70,000, respectively, related to HCI sites we elected to develop. Additional "earnout" payments are expected to be made under the HCI agreement in 1999.

  In October 1997, we acquired Carriage House Assisted Living, Inc. ("Carriage House"). Certain of our employees and directors collectively owned 23% of Carriage House's stock at the time of acquisition. The terms of the acquisition were approved by a committee of independent directors.

  For information regarding certain other relationships and related transactions, see Item 11 "Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) 1 and 2. Consolidated Financial Statements and Financial Statement
Schedules

  The financial statements and financial statement schedules listed in the accompanying index to financial statements and financial statement schedules are filed as part of this Annual Report.

  3. Exhibits

  Those Exhibits required to be filed by Item 601 of Regulation S-K are listed on the accompanying index immediately following the signature page and are filed as part of this Report.

  (b) Reports on Form 8-K

  On November 18, 1998, we filed a report on Form 8-K announcing our entrance into a definitive merger agreement and cross option agreement with American Retirement Corporation. Subsequent to the year ended December 31, 1998, the two companies mutually terminated such agreements, effective January 31, 1999.

                ASSISTED LIVING CONCEPTS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                                  (Item 14(a))

                                                                            Page
                                                                            ----
1. Financial Statements:

   Independent Auditors' Report............................................  54

   Consolidated Balance Sheets, December 31, 1997 and 1998.................  55

   Consolidated Statements of Operations, Years Ended December 31, 1996,
    1997 and 1998..........................................................  56

   Consolidated Statements of Shareholders' Equity, Years Ended December
    31, 1996, 1997 and 1998................................................  57

   Consolidated Statements of Cash Flows, Years Ended December 31, 1996,
    1997 and 1998..........................................................  58

   Notes to Consolidated Financial Statements..............................  59

2. Financial Statement Schedule:

   Schedule II--Valuation and Qualifying Accounts..........................  86

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Assisted Living Concepts, Inc. and Subsidiaries

  We have audited the accompanying consolidated balance sheets of Assisted Living Concepts, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Assisted Living Concepts Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

  As discussed in note 13 to the consolidated financial statements, in 1998 the Company changed its method of accounting for pre-opening costs associated with newly developed residences.

  As discussed in note 20 to the consolidated financial statements, the Company restated its financial statements as of and for the years ended December 31, 1996 and 1997.

                                          KPMG LLP

Portland, Oregon
September 10, 1999

                         ASSISTED LIVING CONCEPTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                              December 31,
                                                            ------------------
                                                              1997      1998
                                                            --------  --------
ASSETS
Current assets:
  Cash and cash equivalents................................ $ 63,269  $ 55,036
  Funds held in trust (Note 3).............................    1,956       --
  Marketable securities, available for sale (Note 4).......      --      4,000
  Accounts receivable, net of allowance for doubtful
   accounts of $79 at 1997 and $179 at 1998................    2,185     5,127
  Prepaid expenses.........................................      904       992
  Other current assets (Note 7)............................    3,579     4,472
                                                            --------  --------
    Total current assets...................................   71,893    69,627
                                                            --------  --------
Property and equipment (Notes 2, 5, 6 and 8)...............  131,623   284,754
Construction in process (Note 6)...........................  102,025    51,304
                                                            --------  --------
    Total property and equipment...........................  233,648   336,058
    Less accumulated depreciation..........................    3,370     9,133
                                                            --------  --------
    Property and equipment--net............................  230,278   326,925
                                                            --------  --------
Goodwill (Note 2)..........................................   12,447     5,371
Other assets (Notes 2, 5 and 8)............................    9,749    12,746
                                                            --------  --------
    Total assets........................................... $324,367  $414,669
                                                            ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $  1,859  $  1,622
  Construction payable.....................................   18,883     6,942
  Accrued real estate taxes................................    2,354     4,837
  Other accrued expenses...................................    4,045     6,127
  Other current liabilities (Note 7).......................    2,368     4,857
  Construction financing...................................    2,150       --
  Current portion of long-term debt (Note 8)...............      172     1,386
                                                            --------  --------
    Total current liabilities..............................   31,831    25,771
                                                            --------  --------
Other liabilities (Notes 2 and 5)..........................    2,592     3,415
Long-term debt (Note 8)....................................   57,535   105,036
Convertible subordinated debentures (Note 9)...............  100,165   161,250
                                                            --------  --------
    Total liabilities......................................  192,123   295,472
                                                            --------  --------
Commitments and contingencies (Notes 5 and 19)
Shareholders' equity (Notes 8 and 17):
  Preferred Stock, $.01 par value; 1,000,000 shares
   authorized; None issued or outstanding..................      --        --
  Common Stock, $.01 par value; 80,000,000 shares
   authorized; issued and Outstanding 15,646,478 shares in
   1997 and 17,344,143 shares in 1998......................      156       173
  Additional paid-in capital...............................  141,460   148,533
  Unearned compensation expense............................   (4,100)   (3,492)
  Fair market value in excess of historical cost of
   acquired net assets attributable to related party
   transactions............................................     (239)     (239)
  Accumulated deficit......................................   (5,033)  (25,778)
                                                            --------  --------
    Total shareholders' equity.............................  132,244   119,197
                                                            --------  --------
    Total liabilities and shareholders' equity............. $324,367  $414,669
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                   Years Ended December 31,
                                                   --------------------------
                                                    1996     1997      1998
                                                   -------  -------  --------
Revenue........................................... $21,022  $49,605  $ 89,384
Operating expenses:
  Residence operating expenses....................  14,055   31,591    57,443
  Corporate general and administrative............   1,864    4,050    11,099
  Building rentals................................   1,137    2,691    11,308
  Building rentals to related party (Notes 15 and
   16)............................................   2,812    5,278     1,456
  Depreciation and amortization (Note 6)..........   1,094    3,683     6,339
  Terminated merger expense (Note 12).............     --       --      1,068
  Site abandonment costs (Note 6).................     --       --      2,377
  Write-off of impaired assets and related
   expenses (Note 11).............................     --       --      8,521
                                                   -------  -------  --------
    Total operating expenses......................  20,962   47,293    99,611
                                                   -------  -------  --------
Operating income (loss)...........................      60    2,312   (10,227)
                                                   -------  -------  --------
Other (income) expense:
  Interest expense (Notes 8 and 9)................   1,146    4,946    11,039
  Interest income.................................    (455)  (1,526)   (3,869)
  Loss on sale of assets (Notes 5 and 16).........     854    1,250       651
  Debenture conversion costs (Note 9).............     426      --        --
  Other expenses (Notes 2, 8 and 16)..............       4      121     1,174
                                                   -------  -------  --------
    Total other (income) expense..................   1,975    4,791     8,995
                                                   -------  -------  --------
Net loss before cumulative effect of change in
 accounting principle.............................  (1,915)  (2,479)  (19,222)
Cumulative effect of change in accounting
 principle (Note 13)..............................     --       --     (1,523)
                                                   -------  -------  --------
Net loss.......................................... $(1,915) $(2,479) $(20,745)
                                                   =======  =======  ========
Basic and diluted net loss per common share:
  Loss before cumulative effect of change in
   accounting principle........................... $ (0.23) $ (0.21) $  (1.18)
  Cumulative effect of change in accounting
   principle......................................     --       --      (0.09)
                                                   -------  -------  --------
Basic and diluted net loss per common share....... $ (0.23) $ (0.21) $  (1.27)
                                                   =======  =======  ========
Basic and diluted weighted average common shares
 outstanding......................................   8,404   11,871    16,273
                                                   =======  =======  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                    Fair
                                                                   Market
                                                                  Value in
                          Common Stock   Additional   Unearned   Excess of                  Total
                          --------------  Paid-In   Compensation Historical Accumulated Shareholders'
                          Shares  Amount  Capital     Expense       Cost      Deficit      Equity
                          ------  ------ ---------- ------------ ---------- ----------- -------------
Balance at December 31,
 1995...................   6,000   $ 60   $ 16,462    $   --       $(239)    $   (639)    $ 15,644
Net proceeds from public
 offering...............   4,192     42     37,299        --         --           --        37,341
Exercise of employee
 stock options..........      28    --         132        --         --           --           132
Conversion of
 subordinated
 debentures.............     810      8      5,785        --         --           --         5,793
Net loss................     --     --         --         --         --        (1,915)      (1,915)
                          ------   ----   --------    -------      -----     --------     --------
Balance at December 31,
 1996...................  11,030    110     59,678        --        (239)      (2,554)      56,995
Net proceeds from public
 offering...............   4,140     42     72,086        --         --           --        72,128
Shares issued for
 acquisition............     337      3      5,073        --         --           --         5,076
Exercise of employee
 stock options..........     139      1        373        --         --           --           374
Grant of restricted
 stock (Note 17)........     --     --       4,250     (4,250)       --           --           --
Compensation expense
 earned on restricted
 stock (Note 17)........     --     --         --         150        --           --           150
Net loss................     --     --         --         --         --        (2,479)      (2,479)
                          ------   ----   --------    -------      -----     --------     --------
Balance at December 31,
 1997...................  15,646   $156   $141,460     (4,100)     $(239)    $ (5,033)    $132,244
Common stock
 repurchased............    (529)    (5)    (7,057)       --         --           --        (7,062)
Conversion of
 subordinated
 debentures.............   1,855     19     13,387        --         --           --        13,406
Exercise of employee
 stock options..........     122      1        745        --         --           --           746
Issuance of restricted
 stock (Note 17)........     250      2         (2)       --         --           --           --
Compensation earned on
 restricted stock
 (Note 17)..............     --     --         --         608        --           --           608
Net loss................     --     --         --         --         --       (20,745)     (20,745)
                          ------   ----   --------    -------      -----     --------     --------
Balance at December 31,
 1998...................  17,344   $173   $148,533    $(3,492)     $(239)    $(25,778)    $119,197
                          ======   ====   ========    =======      =====     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                 Years Ended December 31,
                                               -------------------------------
                                                 1996       1997       1998
                                               ---------  ---------  ---------
Operating activities:
Net loss.....................................  $  (1,915) $  (2,479) $ (20,745)
Adjustment to reconcile net loss to net cash
 (used in) provided by operating activities:
  Depreciation and amortization..............      1,094      3,683      6,339
  Provision for doubtful accounts............         33         23        359
  Loss on sale of assets.....................        854      1,250        651
  Compensation expense earned on restricted
   stock.....................................        --         150        608
  Write-off of impaired assets and related
   expenses..................................        --         --       8,521
  Site abandonment costs.....................        --         --       2,377
  Cumulative effect of change in accounting
   principle.................................        --         --       1,523
Changes in assets and liabilities, excluding
 effects of acquisitions:
  Accounts receivable, net...................       (627)      (808)    (3,302)
  Prepaid expenses...........................       (138)      (530)       (88)
  Other current assets.......................       (392)    (3,039)      (909)
  Other assets...............................     (1,554)      (633)     1,314
  Accounts payable...........................        866       (155)      (237)
  Accrued expenses...........................     (2,508)     3,616      2,840
  Other current liabilities..................        196      1,824      2,922
  Other liabilities..........................        997      1,595        823
                                               ---------  ---------  ---------
Net cash (used in) provided by operating
 activities..................................     (3,094)     4,497      2,996
                                               ---------  ---------  ---------
Investing activities:
Funds held in trust..........................     (8,515)     6,559      1,956
Investment in marketable securities..........        --         --      (4,000)
Proceeds from sale and leaseback
 transactions................................     41,385     51,671      8,113
Purchases of property and equipment..........   (122,169)  (148,139)  (117,972)
Acquisitions, net of cash, debt acquired and
 issuance of common stock....................        --      (4,064)   (11,366)
                                               ---------  ---------  ---------
Net cash used in investing activities........    (89,299)   (93,973)  (123,269)
                                               ---------  ---------  ---------
Financing activities:
Proceeds from construction financing.........     18,850     43,210        --
Repayments of construction financing.........        --     (63,497)       --
Proceeds from long-term debt.................     31,346     21,854     49,004
Payments on long-term debt...................        (88)    (5,516)      (289)
Proceeds from issuance of common stock, net..     37,473     72,502        746
Repurchase of common stock...................        --         --      (7,062)
Debt issuance costs of offerings and long-
 term debt...................................       (418)    (4,163)    (5,359)
Proceeds from issuance of convertible
 subordinated debentures.....................        --      86,250     75,000
                                               ---------  ---------  ---------
Net cash provided by financing activities....     87,163    150,640    112,040
                                               ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents.................................     (5,230)    61,164     (8,233)
Cash and cash equivalents, beginning of
 year........................................      7,335      2,105     63,269
                                               ---------  ---------  ---------
Cash and cash equivalents, end of year.......  $   2,105  $  63,269  $  55,036
                                               =========  =========  =========
Supplemental disclosure of cash flow
 information (Note 18):
  Cash payments for interest.................  $   3,218  $   9,741  $  16,480
  Cash payments for income taxes.............        --       1,547  $     --
Non-cash transactions:
  Increase (decrease) in construction payable
   and property and equipment................  $   8,752  $   2,881  $ (11,941)
  Conversion of subordinated debentures (net
   of $509 of unamortized financing costs in
   1998).....................................      6,085        --      13,406
  Conversion of construction financing to
   sale leaseback............................        --         --       2,150

  The accompanying notes are an integral part of these consolidated financial statements.

                        ASSISTED LIVING CONCEPTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies

The Company

  Assisted Living Concepts, Inc. ("the Company") owns, operates and develops assisted living residences which provide housing to older persons who need help with the activities of daily living such as bathing and dressing. The Company provides personal care and support services and makes available routine health care services designed to meet the needs of its residents. The accompanying financial statements reflect the operating results of 60, 109 and 165 residences for the years ended 1996, 1997 and 1998, respectively. Residences are included in operating results as of the first day of the month following licensure.

  On November 22, 1994, the Company sold 4,000,000 shares of common stock at $4.625 per share in an initial public offering realizing net proceeds of approximately $16.4 million after underwriter discounts, commissions and other expenses.

  In August 1995, the Company completed the offering of $20.0 million 7% Convertible Subordinated Debentures ("7% Debentures") due August, 2005 realizing net proceeds of approximately $19.2 million after discounts, commissions and other expenses. In September 1996, $6.1 million of the 7% Debentures were converted into 811,333 shares of the Company's common stock which resulted in $13.9 million of 7% Debentures outstanding. In August 1998, the Company called for redemption all of the remaining $13.9 million of the 7% Debentures. All of the 7% Debentures were converted into shares of the Company's common stock, resulting in the issuance of 1,855,334 additional shares of common stock.

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

  In addition, in June 1997 the Company's Board of Directors declared a dividend distribution of one preferred share purchase right ("Preferred Share Purchase Right") on each outstanding share of the Company's common stock. In the event that a person or group of persons acquires or announces a tender offer to acquire 15% or more of the common stock (the "Acquiring Person"), the Preferred Stock Purchase Rights, subject to certain limited exceptions, will entitle each shareholder (other than the Acquiring Person) to buy one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $54 (after giving effect to the stock split). The Company may redeem the rights at one cent per right at any time before a person or group has acquired 15% or more of the outstanding common stock. The record date for Preferred Share Purchase Right distribution was June 30, 1997. The stock split occurred immediately prior to the Preferred Share Purchase Right distribution.

  In October 1997 the Company sold 4,140,000 shares of common stock at $18.50 per share in a public offering realizing net proceeds of $72.1 million, after underwriter discounts, commissions and other expenses.

  In October 1997, the Company completed the public offering of $86.3 million of 6% Convertible Subordinated Debentures ("6% Debentures") due November 2002 realizing net proceeds of $82.9 million after underwriter discounts, commissions and other expenses. The 6% Debentures are convertible at any time at or prior to maturity, unless previously redeemed, at a conversion price of $22.57 per common share, which equates to an aggregate of 3,821,444 shares of the Company's common stock.

  In April 1998, the Company completed the offering of $75.0 million of 5.625% Convertible Subordinated Debentures ("5.625% Debentures") due May 2003 realizing net proceeds of $72.2 million after discounts, commissions and other expenses. The 5.625% Debentures are convertible at any time at or prior to maturity, unless previously redeemed, at a conversion price of $26.184 per common share, which equates to an aggregate of 2,864,345 shares of the Company's common stock.

Principles of Consolidation

  The consolidated financial statements include the accounts of Assisted Living Concepts Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Cash, Cash Equivalents and Marketable Securities

  Cash and cash equivalents include cash on deposit and highly liquid investments with maturities of three months or less at the date of purchase. The Company's investments in cash equivalents are classified as held to maturity and are stated at cost. The Company's investments in marketable securities are classified as available for sale. These investments are stated at fair value with any unrealized gains or losses included as a component of shareholders' equity. Interest income is recognized when earned.

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

Property and Equipment

  Property and equipment are recorded at cost and depreciation is computed over the assets' estimated useful lives on the straight-line basis as follows:

     Buildings.....................................................     40 years
     Furniture and equipment....................................... 3 to 7 years

  Asset impairment is analyzed on assets to be held and used by the rental demand by market to determine if future cash flows (undiscounted and without interest charges) are less than the carrying amount of the asset. If an impairment is determined to have occurred, an impairment loss is recognized to the extent the assets carrying amount exceeds its fair value. Assets the Company intends to dispose of are reported at the lower of (i) fair carrying amount or (ii) fair value less the cost to sell. The Company has not recognized any impairment losses through the year ended December 31, 1998.

  Interest and certain payroll costs incurred during construction periods are capitalized as part of the building costs. Maintenance and repairs are charged to expense as incurred, and significant betterments and improvements are capitalized. Construction in process includes pre-acquisition costs and other direct costs related to acquisition, development and construction of residences. If a project is abandoned, any costs previously capitalized are expensed.

Goodwill

  Costs in excess of the fair value of the net assets acquired in purchase transactions as of the date of acquisition have been recorded as goodwill and are being amortized over periods ranging between 15 and 20 years on a straight-line basis. Amortization of goodwill was $30,000, $128,000 and $398,000, respectively, for the years ended December 31, 1996, 1997 and 1998. Accumulated amortization of goodwill at December 31, 1997 and 1998 was $188,000 and $278,000, respectively. Management maintains an impairment review policy whereby the future economic benefit of the recorded balance is substantiated at the end of each reporting period.

  During the year ended December 31, 1998, the Company wrote-off all the unamortized goodwill (approximately $7.5 million) associated with Pacesetter Home Health Care, Inc. ("Pacesetter"), a wholly owned subsidiary of Home and Community Care, Inc. The shut-down of Pacesetter operations was a result of a change in the regulatory reimbursement environment during the quarter ended June 30, 1998 (See Note 11).

Pre-Opening Costs

  Prior to the adoption of AICPA Statement of Position 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5), pre-opening costs associated with newly developed residences, prior to the commencement of their operations were capitalized and amortized over 12 months. As a result of the Company's adoption of SOP 98-5 (effective as of January 1, 1998), pre-opening costs are expensed as incurred (See Note 13).

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

Revenue Recognition

  Revenue is recognized when services are rendered and consists of residents' fees for basic housing and support services and fees associated with additional services such as routine health care and personalized assistance on a fee for service basis. Management of the Company assesses the collectibility of the accounts receivable periodically and records a provision for doubtful accounts as considered necessary.

Classification of Expenses

  All expenses (except interest, depreciation, amortization, residence operating expenses) associated with corporate or support functions have been classified as corporate general and administrative expense. All other expenses incurred by the Company have been classified as residence operating expenses.

Comprehensive Income (Loss)

  On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income (loss) and several other items that current accounting standards require to be recognized outside of net income (loss) and is presented in the consolidated statements of shareholders' equity and comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or net income (loss). There were no unrealized gains (losses) on marketable securities for the years ended December 31, 1997 or 1998. The Company had no items to be recognized in comprehensive income (loss) outside net loss for the periods presented.

Net Income (Loss) Per Common Share

  Basic earnings per share (EPS) is calculated using income (loss) attributable to common shares (after deducting preferred dividends) divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated in periods with net income using income attributable to common shares (after deducting preferred dividends and considering the effects of dilutive potential common shares) divided by the weighted average number of common shares and dilutive potential common shares outstanding for the period.

  Vested options to purchase 382,000, 568,000 and 833,000 shares of common stock were outstanding during the years ended December 31, 1996, 1997 and 1998, respectively. These options were excluded from the respective computations of diluted loss per share, as their inclusion would be antidilutive.

  Also excluded from the computations of diluted loss per share, for the years ended December 31, 1996, 1997 and 1998 were 1,855,333, 5,676,777 and 6,685,789 shares of common stock, respectively, issuable upon conversion of the Company's convertible subordinated debentures (see Note 9) and 250,000 shares of restricted stock for the year ended December 31, 1998 (see Note 20) as their inclusion would be antidilutive.

Segment Reporting

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This SFAS requires public enterprises to report certain information about their operating segments in a complete set of financial statements to shareholders. It also requires reporting of certain enterprise-wide information about the Company's products and services, its activities in different geographic areas, and its reliance on major customers. The basis for determining the Company's operating segments is the manner in which management operates the business. This SFAS is effective for financial statements for periods beginning after December 15, 1997 and, as such, was adopted by the Company in 1998. The Company has no foreign operations, no customers which provide over 10 percent of gross revenue, and has determined that it has only one operating segment.

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

Fair Value of Financial Instruments

  The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the short-term nature of the accounts and/or because they are invested in accounts earning market rates of interest. The carrying value of marketable debt securities and funds held in trust approximates fair value because they bear interest at market rates. The carrying amount of the Company's long-term debt and construction financing approximate fair value as the interest rates approximate the current rates available to the Company. The following table sets forth the carrying amount and approximate fair value (based on quoted market values) of the Company's subordinated debentures as of December 31, 1997 and 1998 (in thousands):

                                                     1997             1998
                                               ---------------- ----------------
                                               Carrying  Fair   Carrying  Fair
                                                Amount   Value   Amount   Value
                                               -------- ------- -------- -------
     7% Debentures............................ $13,915  $36,596     --       --
     6% Debentures............................  86,250   93,581 $86,250  $71,156
     5.625% Debentures........................     --       --   75,000   58,500

Stock-based Compensation

  In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which provides an alternative to APB Opinion No. 25, "Accounting for Stock Issued to Employee," in accounting for stock-based compensation issued to employees. The Statement encourages, but does not require financial reporting to reflect compensation expense for grants of stock, stock options and other equity instruments to employees based on changes in the fair value of the underlying stock. The Company continues to apply the existing accounting rules contained in APB Option No. 25, "Accounting for Stock Issued to Employees." While recognition of employee stock-based compensation is not mandatory, SFAS 123 requires companies that choose to continue applying the provisions of APB No. 25 to disclose pro forma net income (loss) and earnings (loss) per share data (See Note 17).

  The Non-Officer Stock Option Plan (the "Non-Officer Plan") is a non-qualified stock option plan intended as a long-term incentive compensation plan designed to provide a competitive and balanced incentive and reward program for participants.

Concentration of Credit Risk

  State Medicaid reimbursement programs constitute a significant source of revenue for the Company. Adverse changes in general economic factors affecting the health care industry or laws and regulatory environment, including Medicaid reimbursement rates, could have a material adverse effect on the Company's financial condition and results of operations. As of December 31, 1998, 23.1% of the Company's residences are in Texas, 11.0% are in Oregon, 10.4% in Ohio, 11.0% in Indiana and 9.2% in Washington. During the years ended December 31, 1996, 1997 and 1998, direct payments received from state Medicaid agencies accounted for approximately 12.4%, 11.1% and 10.7%, respectively, of the Company's revenue while the tenant paid portion received from Medicaid residents accounted for approximately 6.9%, 5.9% and 5.8%, respectively, of the Company's revenue during these periods. The Company expects in the future that State Medicaid reimbursement programs will constitute a significant source of revenue for the Company.

2. Acquisitions and Joint Venture

 Acquisitions

  Effective October 23, 1997, the Company acquired 98.8% of the outstanding capital stock of Home and Community Care, Inc. ("HCI"). The Company had acquired an initial 1.2% interest in HCI as a result of HCI's acquisition of Pacesetter, a home health care agency in which the Company had made an investment in November 1996. Several employees of the Company, including members of the Board of Directors, owned collectively approximately 40.0% of the outstanding common stock in HCI (See Notes 15 and 16). In the second quarter of 1997 the Company signed a licensing agreement with HCI, pursuant to which the Company agreed to allow HCI to use certain of the Company's proprietary information and materials in connection with the development of HCI's assisted living residences. During the second quarter of 1997, the Company received $178,000 in fees from HCI and recorded such fees as other income included in other income/expenses. The HCI purchase was completed at a purchase price of approximately $4.0 million in cash (which reflects approximately $5.3 million of cash paid net of (i) approximately $250,000 in cash acquired, (ii) approximately $850,000 in fees from HCI for services rendered during 1997, and (iii) $150,000 in dividends received from HCI during 1997), and the assumption of approximately $6.6 million in liabilities. HCI stockholders are entitled to receive certain "earnout" payments over a two-year period based on the number of HCI's assisted living residence sites, which the Company elects to complete. At the time of the acquisition, HCI had 20 sites under development. For each completed residence, HCI stockholders will receive an additional $7,500 per unit (approximately $300,000 per residence) in cash. During the years ended December 31, 1997 and 1998, respectively, the Company paid earnout payments of $0 and $1.7 million, respectively, and capitalized such payments in property and equipment.

  The acquisition was accounted for as a purchase, and the operating results of HCI have been included in the Company's consolidated financial statements since the date of acquisition. The cost of the acquisition has been allocated based on the estimated fair value of the net assets acquired of approximately $3.4 million. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $7.5 million was recorded as goodwill and amortized on a straight-line basis over 20 years.

  During second quarter 1998 the Company announced a plan to exit all home health business operations being conducted by Pacesetter. During the year ended December 31, 1998, the Company incurred a $8.5 million charge to earnings associated with exiting the Pacesetter operations. Such charge consisted of (i) a $7.5 million write-off of all unamortized goodwill associated with Pacesetter and (ii) a $1.0 million provision for exit costs expected to be incurred during the phase out of the Pacesetter business. During the fourth quarter 1998, the $1.0 million provision for exit costs was reduced by $400,000 from $1.4 million as a result of a change in the estimate for such exit costs. In addition, the Company incurred a $1.0 million charge recorded as site abandonment expense during second quarter 1998 for previously capitalized development costs relating to 11 sites acquired in the HCI acquisition that it had determined not to develop (See Note 6 and Note 11).

  Effective October 23, 1997, the Company acquired 90.1% of the outstanding capital stock of Carriage House Assisted Living Inc. ("Carriage House"). Several employees of the Company, including members of the Board of Directors, owned collectively approximately 23.0% of the outstanding common stock of Carriage House (See Notes 15 and 16). The Company had acquired its initial 9.9% in Carriage House's outstanding capital stock during 1996. The purchase was completed at a purchase price of $5.2 million with the exchange of 337,460 shares of Common Stock (based on a stock price of $15.41 per share) for all of the outstanding common stock of Carriage House and the assumption of approximately $3.2 million in liabilities.

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

  The following unaudited pro forma consolidated results of operations for the Company for the year ended December 31, 1997 assume that HCI and Carriage House acquisitions had occurred as of January 1, 1997 (in thousands, except per share amounts):

     (Unaudited)                                                        Total
     -----------                                                       -------
     Net revenue...................................................... $55,241
     Net loss.........................................................  (2,680)
     Basic and diluted net loss per common share...................... $ (0.23)

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

  On April 30, 1998, the Company completed the acquisitions of two assisted living residences in Plano and McKinney, Texas, having units of 66 and 50, respectively. The residences were acquired for a total purchase price of approximately $5.2 million. The acquisitions were accounted for as purchases and the operating results of the facilities have been included in the Company's consolidated financial statements since the acquisition date. The cost of the acquisitions has been allocated based on the estimated fair value of the net assets acquired of approximately $5.2 million. No goodwill was recorded.

  On July 1, 1998, the Company completed the acquisition of an assisted living residence in Alexandria, Louisiana having 47 units. The residence was acquired for a purchase price of approximately $2.8 million. The acquisition was accounted for as a purchase and the operating results of the facility have been included in the Company's consolidated financial statements since the acquisition date. The cost of the acquisition has been allocated based on the estimated fair value of the net assets acquired of approximately $2.8 million. No goodwill was recorded.

  On December 1, 1998, the Company completed the acquisition of an assisted living residence in Paris, Texas, having 50 units. The residence was acquired for a purchase price of approximately $3.4 million. The acquisition was accounted for as a purchase and the operating results of the facility have been included in the Company's consolidated financial statements since the acquisition date. The cost of the acquisition has been allocated based on the estimated fair value of the net assets acquired of approximately $3.0 million. The excess of the aggregate purchase price over the fair market value of net assets acquired is approximately $432,000 and has been recorded as goodwill and is being amortized on a straight-line basis over 20 years.

  The pro forma consolidated results of operations for the four facilities acquired during 1998 are excluded, as they are not considered significant to the Company's operations.

 Joint Venture

  During 1997, the Company entered into joint venture agreements with a joint venture partner to operate certain new assisted living residences which commenced operations during the second, third and fourth quarters of 1997. Of the $2.3 million of total capital raised by the joint venture partner to invest in such arrangements, the Company contributed $300,000 and recorded such investment in other non-current assets. In addition, certain members of management held interests in the joint venture partner (See Note 15). Pursuant to the joint venture agreements, the Company entered into non-cancelable management agreements under which the Company managed the residences operated by the joint venture for an amount equal to the greater of 8% of gross revenues or $2,000 per month per residence. The Company consolidated the operations of the joint venture agreements in its consolidated financial statements. The joint venture partner reimbursed the Company for 90.0% of the start-up losses of the joint venture, and the Company recognized such reimbursements as loans included in other liabilities. The Company also reflected amounts paid to repurchase the joint venture partner's interest in excess of reimbursed losses as interest and other expense. Interest was calculated based on the average loan balance using an imputed 20.0% interest rate and other expense was calculated based on a $10,000 administrative fee per residence. The Company received loss reimbursements of $2.3 million and $4.7 million for the years ended December 31, 1997 and 1998, respectively. The Company did not repay any of these loans, and incurred interest expense of $52,000 in connection with these loans, during the year ended December 31, 1997. The Company repaid $4.0 million of these loans in 1998, and incurred interest and other expense of $687,000 in connection with these loans, for the year ended December 31, 1998. As of December 31, 1998, 17 residences owned or leased by the Company were being operated by the joint venture. During the first quarter of 1999 the Company announced that it had negotiated with the joint venture partner to purchase, for approximately $3.8 million, all of the joint venture partner's interest in the remaining 17 residences subject to the joint venture agreements (See Note 20).

3. Funds Held In Trust

  During 1996, the Company issued $8.5 million in tax-exempt bonds to provide permanent financing on five Washington residences. As of December 31, 1997, four of the five properties had been completed and the Company had received proceeds of $6.5 million. The remaining $2.0 million of proceeds was released during the first quarter of 1998 once the remaining residence had been completed and licensed.

4. Marketable Securities

  At December 31, 1998 marketable securities, classified as available-for-sale, are comprised of $3.4 million of U.S. government and agency debt securities with a maturity of 2030 and $600,000 of state and municipal debt securities with a maturity of 2025. These marketable securities have right to call or prepayment provisions, which may affect the maturity. At December 31, 1998 the cost of these securities which was determined on a specific identification basis, was equal to their estimated fair value, as such, there were no realized or unrealized gains or losses.

5. Leases

  A summary of leases that the Company has entered into since its inception is as follows:

                                       Number of
                                       Sale and
                          Number of    Leaseback             Number of Sale             Units under
                            Leased    Residences     Total   and Leaseback                Leases
                          Residences Accounted for Number of   Residences   Units under  Accounted
                           ("Oregon  as Operating  Operating Accounted for   Operating    for as
                           Leases")     Leases      Leases   as Financings    Leases    Financings
                          ---------- ------------- --------- -------------- ----------- -----------
Leases at December 31,
 1994...................       4           --           4          --           114          --
Leases entered into
 during 1995............      --            5           5          --           150          --
                            -----        -----       -----       -----        ------       -----
Leases at December 31,
 1995...................       4            5           9          --           264          --
Leases entered into
 during 1996............       1           19          20           9           763         316
Residences repurchased
 during 1996............      --           (4)         (4)         --          (146)         --
                            -----        -----       -----       -----        ------       -----
Leases at December 31,
 1996...................       5           20          25           9           881         316
Leases entered into
 during 1997............       2           24          26           7         1,025         247
                            -----        -----       -----       -----        ------       -----
Leases at December 31,
 1997...................       7           44          51          16         1,906         563
Leases entered into
 during 1998............      --            4           4          --           139          --
Lease expansions during
 1998...................      --           --          --          --            47          10
Leases terminated during
 1998...................      (1)          --          (1)         --           (45)         --
                            -----        -----       -----       -----        ------       -----
Leases at December 31,
 1998...................       6           48          54          16         2,047         573
                            =====        =====       =====       =====        ======       =====

  The Company has entered into agreements to lease six assisted living residences in Oregon from Assisted Living Facilities, Inc., a related party (the "Oregon Leases"). During 1998 the Company terminated a lease with Oregon Heights Partners ("OHP"). The lessor in each case obtained funding through the sale of bonds issued by the state of Oregon, Housing and Community Services Department ("OHCS"). In connection with the Oregon Leases, the Company entered into "Lease Approval Agreements" with OHCS and Assisted Living Facilities, Inc., pursuant to which the Company is obligated to comply with the terms and conditions of certain regulatory agreements to which the lessor is a party (See Note 8). The leases, which have fixed terms of 10 years, have been accounted for as operating leases. Aggregate deposits on these residences as of December 31, 1997 and 1998 were $176,000 and $126,000 respectively, which are reflected in other assets.

  During the years ended December 31, 1996, 1997 and 1998, the Company completed the sale of 19, 24 and four residences under sale and leaseback arrangements, respectively. The Company sold the residences for approximately $41.4 million in 1996, $51.7 million in 1997 and $10.3 million in 1998, and leased them back over initial terms ranging from 12 to 20 years. During 1996, four of the 19 properties were repurchased for $7.8 million, in connection with a $50.2 million sale and leaseback commitment with LTC Properties, Inc. ("LTC") (See
Note 16). The properties were repurchased at a cost of $7.6 million plus a $214,000 administrative fee. In addition, the Company assumed four leases under sale and leaseback agreements that were acquired with the Carriage House purchase that was completed in October of 1997.

  The Company recognized losses of $936,000, $1.3 million and $651,000 on the above sale and leaseback transactions for the years ended December 31, 1996, 1997 and 1998, respectively. The losses, net of a 1996 unrelated land sale gain of $82,000, are presented in the Consolidated Statements of Operations as net loss on sale of assets. Gains on sale and leaseback transactions of $399,000, $1.1 million and $508,000 for the years ended December 31, 1996, 1997 and 1998 respectively, have been recorded as deferred income included in other liabilities and are being amortized over the initial terms of the corresponding leases. For the years ended December 31, 1996 and 1997, a substantial portion of such gains and losses resulted from sale and leaseback transactions with LTC (See Note 16).

  Certain of the Company's leases and loan agreements contain covenants and cross-default provisions such that a default on one of those instruments could cause the Company to be in default on one or more other instruments. The Company was not in compliance with certain lease and loan covenants and has obtained necessary waivers as a result of such non-compliance.

  As of December 31, 1998, future minimum annual lease payments under operating leases are as follows (in thousands):

            1999................................ $ 16,139
            2000................................   16,103
            2001................................   16,099
            2002................................   16,102
            2003................................   16,123
            Thereafter..........................  108,990
                                                 --------
                                                 $189,556
                                                 ========

  During the years ended December 31, 1996 and 1997, respectively, the Company entered into nine and seven sale and leaseback agreements, which are accounted for as financings due to the Company's continuing involvement in the properties in the form of a fair value purchase option which provides the Company with the option to purchase the residence at fair market value at the end of the initial lease term, ranging from 14 to 15 years. These financings are included in long term debt and the related assets remain on the consolidated balance sheets in property, plant and equipment (See Notes 6, 8 and 20).

6. Property and Equipment

  As of December 31, 1997 and 1998, property and equipment, stated at cost, consist of the following (in thousands):

                                                                1997     1998
                                                              -------- --------
   Land...................................................... $  7,924 $ 18,217
   Buildings.................................................  119,649  256,904
   Equipment.................................................    1,419    2,865
   Furniture.................................................    2,631    6,768
                                                              -------- --------
   Property and equipment....................................  131,623  284,754
   Construction in process...................................  102,025   51,304
                                                              -------- --------
     Total property and equipment............................  233,648  336,058
   Less accumulated depreciation.............................    3,370    9,133
                                                              -------- --------
     Property and equipment--net............................. $230,278 $326,925
                                                              ======== ========

  Land, buildings and certain furniture and equipment relating to 37 residences serve as collateral for long-term debt (See Note 8). Depreciation expense was $805,000, $2.9 million, and $5.9 million, for the years ended December 31, 1996, 1997 and 1998, respectively.

  As of December 31, 1997 and 1998 construction in process consists of the following (in thousands):

                                                                 1997    1998
                                                               -------- -------
   Land purchased and earnest deposits........................ $  8,791 $ 4,217
   Construction costs.........................................   80,325  37,883
   Other costs................................................   12,909   9,204
                                                               -------- -------
                                                               $102,025 $51,304
                                                               ======== =======

  During the years ended December 31, 1996, 1997 and 1998, the Company capitalized interest costs of $2.3 million, $6.6 million and $6.0 million, respectively, relating to financing of construction in process. In addition, the Company capitalized payroll costs that are directly related to the construction and development of the residences of $1.1 million, $1.8 million and $1.8 million for the years ended December 31, 1996, 1997 and 1998, respectively.

  As a result of the Company's decision to reduce the number of new residence openings during the year ending December 31, 1999 and beyond, the Company wrote-off $2.4 million of capitalized costs during 1998 relating to the abandonment of 36 development sites. Of such costs, $1.0 million were written-off during the second quarter and the remaining $1.4 million were written-off during the fourth quarter 1998. The Company had not written-off any of such costs prior to 1998 (See Note 20).

  The Company had certificates of occupancy for 173 residences, 165 of which were included in the operating results as of December 31, 1998, as compared to 130 residences with certificates of occupancy, 109 of which were included in the operating results as of December 31, 1997. Of the residences with certificates of occupancy, the Company owned 103 residences and leased 70 residences (54 of which were operating leases and 16 of which were accounted for as financings) as compared to 63 owned residences and 67 leased residences (51 of which were operating leases and 16 of which were accounted for as financings) as of December 31, 1997. At each of December 31, 1997 and 1998, property and equipment included $31.4 million in land and buildings related to sale and leaseback transactions accounted for as financings (See Note 16).

  As of December 31, 1998, construction in process reflects: (i) 12 residences (479 units) under construction ($21.9 million); (ii) eight residences (319 units) that have received a certificate of occupancy, but are pending licensure ($23.5 million); (iii) one residence expansion (13 units) ($811,000); and (iv) other development costs ($5.1 million); (See Note 20). The Company's 10 outstanding construction commitments were approximately
$15.0 million at December 31, 1998.

7. Resident Deposits

  Pursuant to lease agreements, residents are required to provide security deposits, and in certain cases, the last month's rent. As of December 31, 1997 and 1998, such deposits of $958,000 and $1.6 million, respectively have been recorded as other current assets with a corresponding liability recorded in other current liabilities. These funds are restricted as to use by the Company.

8. Long-Term Debt

  As of December 31, 1997 and 1998, long-term debt consists of the following (in thousands):

                                                                1997     1998
                                                               ------- --------
   Trust Deed Notes, payable to the State of Oregon Housing
    and Community Services Department (OHCS) through 2028..... $10,256 $ 10,155
   Variable Rate Multifamily Revenue Bonds, payable to the
    Washington State Housing Finance Commission Department
    through 2028..............................................   8,500    8,500
   Variable Rate Demand Revenue Bonds, Series 1997 payable to
    the Idaho Housing and Finance Association through 2017....   7,350    7,350
   Variable Rate Demand Revenue Bonds, Series A-1 and A-2
    payable to the State of Ohio Housing Finance Agency
    through 2018..............................................     --    13,220
   Finance lease obligations..................................  31,488   31,488
   Mortgages payable..........................................     --    35,627
   Capital lease obligations payable through 2002 with a
    weighted average interest rate of 10.1%...................     113       82
                                                               ------- --------
   Total long-term debt....................................... $57,707 $106,422
   Less current portion.......................................     172    1,386
                                                               ------- --------
   Long-term debt............................................. $57,535 $105,036
                                                               ======= ========

  The Trust Deed Notes payable to OHCS are secured by buildings, land, furniture and fixtures of six Oregon residences. The notes are payable in monthly installments including interest at effective rates ranging from 7.375% to 11.80%.

  The Variable Rate Multifamily Revenue Bonds are payable to the Washington State Housing Finance Commission Department and at December 31, 1998 were secured by an $8.7 million letter of credit and by buildings, land, furniture and fixtures of the five Washington residences. The letter of credit expires in 2001. The bonds had a weighted average interest rate of 3.69% during 1998.

  The Variable Rate Demand Housing Revenue Bonds, Series 1997 are payable to the State of Idaho Housing and Finance Association and at December 31, 1998 were secured by a $7.5 million letter of credit and by buildings, land, furniture and fixtures of four Idaho residences. The letter of credit expires in 2002. The bonds had a weighted average interest rate of 3.56% during 1998.

  In April 1998, the Company obtained $14.6 million in mortgage financing at a fixed interest rate of 7.73% and secured by a mortgage encumbering each of seven Texas residences. The mortgage is amortized with monthly payments of $110,000 over 25 years with a balloon payment of $11.8 million due at maturity in May 2008.

  In July 1998, the Company obtained $12.7 million in Variable Rate Demand Housing Revenue Bonds with the State of Ohio Housing Finance Agency ("OHFA") and $530,000 in Taxable Variable Rate Demand Housing Revenue Bonds with OHFA. The bonds are due July 2018 and are secured by a $13.5 million letter of credit and by buildings, land, furniture and fixtures of seven Ohio residences. The letter of credit expires in 2003. The bonds had a weighted average interest rate of 3.57% during 1998.

  In July 1998, the Company obtained $6.6 million in mortgage financing at an initial interest rate of 7.58% and secured by a mortgage encumbering each of three Oregon residences. The interest rate increases 15 basis points per year through maturity. The mortgage is amortized with monthly payments of $49,000 over 25 years with a balloon payment of $5.3 million due at maturity in August 2008.

  In September 1998, the Company obtained $5.9 million in mortgage financing at an interest rate of 8.79% and secured by one Pennsylvania residence and one South Carolina residence. The mortgage is amortized with monthly payments of $43,000 over 25 years with a balloon payment of $5.9 million due at maturity in September 2008.

  In November 1998, the Company obtained $8.7 million in mortgage financing at a fixed interest rate of 8.65% and secured by a mortgage encumbering each of three New Jersey residences. The mortgage is amortized with monthly payments of $71,000 over 25 years with a balloon payment of $7.2 million due at maturity in December 2008.

  As of December 31, 1998, the following annual principal payments are required (in thousands):

            1999................................ $  1,386
            2000................................    1,494
            2001................................    1,600
            2002................................    1,695
            2003................................    1,804
            Thereafter..........................   98,443
                                                 --------
              Total............................. $106,422
                                                 ========

  Certain of the Company's leases and loan agreements contain covenants and cross-default provisions such that a default on one of those instruments could cause the Company to be in default on one or more other instruments. The Company was not in compliance with certain lease and loan covenants and has obtained necessary waivers as a result of such non-compliance.

  In addition to the debt agreements with OHCS related to the six owned residences in Oregon, the Company has entered into Lease Approval Agreements with OHCS and the lessor of the Oregon Leases, which obligates the Company to comply with the terms and conditions of the underlying trust deed relating to the leased buildings. Under the terms of the OHCS debt agreements, the Company is required to maintain a capital replacement escrow account to cover expected capital expenditure requirements for the Oregon Leases, which as of December 31, 1997 and 1998 was $136,000 and $286,000, respectively, and is reflected in other assets in the accompanying financial statements. In addition, for the six OHCS loans in the Company's name, a contingency escrow account in the amount of 3% of the original loan balance is required. This account had a balance of $373,000, $351,000 and $240,000 as of December 31, 1996, 1997 and
1998, respectively, and is reflected in other current assets. Distribution of any assets or income of any kind by the Company is limited to once per year after all reserve and loan payments have been made, and only after receipt of written authorization from OHCS.

  As of December 31, 1996, 1997 and 1998, the Company was restricted from paying dividends on $394,000, $860,000 and $1,659,000, respectively, of income and retained earnings, in accordance with the terms of the loan agreements and Lease Approval Agreements with OHCS.

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

  During the years ended December 31, 1996 and 1997, the Company entered into nine and seven sale and leaseback agreements, respectively, which are accounted for as financings due to the Company's continued involvement in the properties in the form of a fair value purchase option. As such, these financings are included in long term debt and the related assets remain in the consolidated balance sheet in property and equipment (See Notes 6 and 20).

  During the fourth quarter of 1997, the Company entered into a $50.0 million floating rate mortgage loan commitment with a commercial lender. During the first quarter of 1998, the Company entered into a $25.0 million interest rate swap in order to reduce its exposure with respect to such floating rate loan commitment. The swap could be settled in cash on or before its effective date of September 30, 1998. During the period the swap was outstanding, the Company completed $21.2 million of financing under the mortgage commitment. The Company elected to terminate the swap before its effective date and paid $1.9 million in connection with settling the swap, recording $1.6 million of such payment as deferred financing costs relating to the $21.2 million of financing completed during the term of the swap, and the remaining $293,000 as other expense during the third quarter of 1998.

9. Convertible Subordinated Debentures

  In August 1995, the Company completed the offering of $20.0 million of 7% Debentures. The 7% Debentures were convertible at any time at or prior to maturity, unless previously redeemed, at a conversion price of $7.50 per common share.

  In September 1996, $6.1 million of the 7% Debentures were converted into 811,333 shares of the Company's common stock which resulted in $13.9 million of 7% Debentures remaining outstanding. The Company incurred a charge of $426,000 in 1996 in connection with the conversion, which was included in other expense. In August 1998, the Company called for redemption of all of the remaining $13.9 million of the 7% Debentures. All of the 7% Debentures were converted into shares of the Company's Common Stock, resulting in the issuance of 1,855,334 additional shares of common stock.

  In October 1997, the Company completed the offering of $86.3 million of 6% Debentures. The 6% Debentures are convertible at any time at or prior to maturity, unless previously redeemed, at a conversion price of $22.57 per common share, which equates to an aggregate of 3,821,444 shares of the Company's common stock and bear interest payable semi-annually on May 1 and November 1 of each year, commencing May 1, 1998. The 6% Debentures are unsecured and subordinated to all senior indebtedness of the Company. The 6% Debentures are subject to redemption, as a whole or in part, at any time from time to time commencing on or after November 15, 2000 at the Company's option at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

  In April 1998, the Company completed the private placement of $75.0 million of 5.625% Debentures. The 5.625% Debentures are convertible at any time at or prior to maturity, unless previously redeemed, at a conversion price of $26.184 per common share, which equates to an aggregate of approximately 2,864,345 shares of the Company's common stock and bear interest payable semiannually on May 1 and November 1 of each year, commencing November 1, 1998. The 5.625% Debentures are unsecured and subordinated to all senior indebtedness of the Company. The 5.625% Debentures are subject to redemption, as a whole or in part, at any time from time to time on or after May 15, 2001 at the Company's option at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

10. Stock Repurchase

  During the year ended December 31, 1998, the Company purchased approximately 529,000 shares of its common stock for a total purchase price of approximately $7.1 million in accordance with a stock repurchase plan initiated in May 1998. The Board of Directors terminated the stock repurchase plan in November 1998.

11. Write-off of Impaired Assets and Related Expenses

  In June 1998, the Company announced a plan to exit all home health business operations being conducted by Pacesetter. The decision to exit Pacesetter's operations was a result of certain laws becoming effective that adversely affect the prospective payment system for home health care services. Based on this decision, the Company recorded a $8.9 million charge to earnings during the second quarter 1998. Such charge consisted of (i) a $7.5 million write-off of all unamortized goodwill associated with Pacesetter and (ii) a $1.4 million provision for estimated exit costs expected to be incurred during the phase out period. Of this $1.4 million provision, $560,000 related to severance, salaries and benefits incremental to the shut down effort; $720,000 related to leases, equipment and related costs of closing offices; and $150,000 related to travel and moving costs. During the fourth quarter 1998, the $1.4 million provision for exit costs was reduced by $400,000 to $1.0 million as a result of a change in the estimate for such exit costs. As of December 31, 1998, approximately $760,000 of this reserve had been utilized. The remaining reserve of approximately $200,000 consists primarily of lease termination costs and severance costs for one employee. Expenses related to Pacesetter's final operations of $430,000 for the six month period of June 1998 through December 1998 have been expensed as incurred. The Company expects the phase out period to conclude during 1999.

12. Termination of Merger Agreement

  On February 1, 1999, the Company agreed with American Retirement Corporation ("ARC") to terminate its previously announced merger agreement, which had been entered into during November 1998. The Company recorded a charge of approximately $1.1 million in the fourth quarter of 1998 for costs relating to the terminated merger agreement (See Note 20).

13. Cumulative Effect of Change in Accounting Principle

  Effective January 1, 1998, the Company adopted SOP 98-5, which requires that pre-opening costs be expensed as incurred. In connection with such adoption, $1.5 million of previously capitalized, unamortized pre-opening costs were written off as of January 1, 1998 and presented in the accompanying 1998 statement of operations for fiscal year 1998 as the cumulative effect of a change in accounting principle.

14. Income Taxes

  The provision for income taxes differs from the amount of loss determined by applying the applicable U.S. statutory federal rate to pretax loss as a result of the following items at December 31:

                            1996    1997    1998
                            -----   -----   -----
   Statutory federal tax
    rate................... (34.0)% (34.0)% (34.0)%
   Non deductible stock
    issuance costs.........   8.4 %    -- %    -- %
   Non deductible
    goodwill...............    -- %    -- %  12.4 %
   Losses for which no
    benefit is provided....  25.5 %  34.6 %  21.5 %
   Other...................   0.1 %  (0.6)%   0.1 %
                            -----   -----   -----
   Effective tax rate......    -- %    -- %    -- %
                            =====   =====   =====

  An analysis of the significant components of deferred tax assets and liabilities, consists of the following as of December 31 (in thousands):

                                                             1997      1998
                                                           --------  --------
   Deferred tax assets:
     Net operating loss carryforward...................... $  4,408  $  6,635
     Deferred gain on sale and leaseback transactions.....      636       631
     Debt financing recorded for books....................   11,890    12,174
     Other................................................    1,332     6,837
   Valuation allowance....................................   (2,848)   (8,937)
   Deferred tax liabilities:
     Property and equipment, primarily due to
      depreciation........................................   (3,014)   (5,722)
     Debt financing capitalized asset basis...............  (11,363)  (11,364)
     Deferred operating costs.............................     (702)      --
     Prepaid expenses.....................................     (339)     (254)
                                                           --------  --------
     Net deferred tax asset (liability)................... $    --   $    --
                                                           ========  ========

  The valuation allowance for deferred tax assets as of December 31, 1997 and 1998 was $2.9 million and $8.9 million, respectively. The increase in the total valuation allowance for the years ended December 31, 1996, 1997 and 1998 was $617,000, $2.0 million and $6.1 million, respectively.

  As a result of the acquisitions discussed in Note 2, the Company acquired net operating loss carryforwards for federal and state tax purposes approximating $950,000 which are available to offset future taxable income, if any, through 2011. The future use of these net operating loss carryforwards is subject to certain limitations under the Internal Revenue Code and therefore, the Company has established a valuation allowance of $358,000 to offset the deferred tax asset related to the loss carryforwards. Additionally, any tax benefit realized from the use of approximately $300,000 of the acquired operating loss carryforwards will be applied to reduce goodwill.

  At December 31, 1998, the Company had net operating loss carryforwards of approximately $17.6 million available to reduce future taxable income. The carryforwards expire at various dates beginning in the year 2009 through the year 2019. Utilization of the carryforwards is subject to certain limitations due to the change in ownership of the Company that occurred in connection with the public stock offering during October 1997. As a result of the public stock offering, utilization of approximately $9.5 million of the approximately $17.6 million of available net operating loss carryforwards is limited to approximately $8.1 million per year.

  The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be applied directly to contributed capital is $1.3 million as of December 31, 1998. This amount is attributable to differences between financial and tax reporting of employee stock option transactions.

15. Related Party Transactions

  The Company leases six residences from Assisted Living Facilities, Inc. The spouse of the Company's president owns a 25% interest in Assisted Living Facilities, Inc. During the years ended December 31, 1996, 1997 and 1998, the Company paid such entity aggregate lease deposits of $35,700, $31,500 and $0, respectively, and aggregate rental payments of $912,000, $1.1 million and $1.2 million, respectively. In addition, in 1997 the Company leased one residence from OHP in which the president's spouse owns an interest. The Company paid OHP $50,000 in lease deposits in 1997 and $278,000 and $195,000 in rent payments in 1997 and 1998, respectively. The lease with OHP was terminated in September 1998, effective October 1, 1998.

  In 1997, the Company contracted with Supportive Housing Services, Inc. ("SHS") to provide services to the Company for market feasibility analysis, site pre-acquisition services and construction management oversight in conjunction with the Company's development activities. SHS is owned 75% by the president's spouse. The Company paid $480,000 and $3.8 million during the years ended December 31, 1997 and 1998, respectively, for such development services. The Company capitalized such payments as construction in process.

  In addition, the Company and SHS entered into a consulting agreement whereby the Company agreed to provide SHS with consulting services in the assisted living industry, including providing data on the Company's facility prototypes, facilitating the introduction to other potential customers and providing market analysis on the assisted living industry. The Company received fees for such services from SHS of $195,000 and $906,000 during the years ended December 31, 1997 and 1998, respectively, and has recorded such fees as a reduction of construction in process.

  Commencing in 1995, the Company contracted with Concepts in Community Living, Inc. ("CCL"), directly and through its developers, to perform feasibility studies and pre-development consulting services for the developers on the Company's behalf. CCL is owned 100% by the President's spouse. For the years ended December 31, 1996, 1997 and 1998, the Company paid CCL for these services fees of $623,000, $568,000 and $566,000, respectively, which were capitalized in construction in process on the consolidated balance sheets.

  The Company acquired HCI and Carriage House in October of 1997 (See Note 2). Several employees of the Company, including members of the Board of Directors, owned collectively 40.0% of the outstanding common stock in HCI and approximately 23.0% of the outstanding common stock of Carriage House. In addition, LTC held substantial interests in HCI and Carriage House prior to their acquisition by the Company (See Note 16). Pursuant to the HCI acquisition agreement, during 1998, Mr. McBride and Dr. Wilson's spouse received "earnout" payments from the Company of $174,000 and $70,000, respectively, related to HCI sites the Company elected to develop.

  During 1997, the Company entered into joint venture agreements with a joint venture partner to operate certain new assisted living residences which commenced operations during the second, third and fourth quarters of 1997 (See Notes 2 and 20). The Company, Mr. McBride, the Company's Chairman and Chief Executive Officer, Dr. Wilson, the Company's President and Chief Operating Officer, and Dr. Wilson's spouse each acquired interests in the joint venture partner. During 1998, Mr. McBride owned a $400,000 or 16.6% interest, and Dr. Wilson's spouse owned a $200,000 or 8.3% interest, in the joint venture.

  During 1998 Mr. Razook, one of the Company's directors, was Managing Director and Head of the Health Care Industry Group of Schroder & Co. Inc. ("Schroders") an investment banking firm. During 1998 Schroders served as the initial purchaser of the Company's $75.0 million offering of 5.625% Debentures for which Schroders received a customary commission. Also during 1998, Schroders provided financial advisory services and delivered a fairness opinion in connection with a proposed merger for which the Company paid Schroders a fee of $200,000.

16. Transactions with LTC Properties, Inc.

  During the period November 1994 to September 1997, two members of the Company's Board of Directors served as executive officers and directors of LTC. In September 1997, Mr. Dimitriadis resigned from the Company's Board of Directors and Mr. McBride resigned as an executive officer and director of LTC. The Company engaged in the following transactions with LTC since January 1, 1995.

                                 Number of Sale
                                 and Leaseback
                                   Residences
                                Accounted for as                  Sales price
                                Operating Leases Number of units (in millions)
                                ---------------- --------------- -------------
   Leases at December 31,
    1994.......................         --                --        $    --
   Leases entered into during
    1995.......................          2                60            3.2
                                      ----           -------        -------
   Leases at December 31,
    1995.......................          2                60            3.2
   Leases entered into during
    1996.......................         16               591           34.1
   Residences purchased during
    1996.......................         (4)             (146)          (7.6)
                                      ----           -------        -------
   Leases at December 31,
    1996.......................         14               505           29.7
   Leases entered into during
    1997.......................         21               832           52.7
                                      ----           -------        -------
   Leases at December 31,
    1997.......................         35             1,337           82.4
   Leases entered into during
    1998.......................          2                89            5.0
                                      ----           -------        -------
   Leases at December 31,
    1998.......................         37             1,426        $  87.4
                                      ====           =======        =======

  The Company incurred annual lease expense of $2.1 million, $4.3 million and $9.1 million for the years ended December 31, 1996, 1997 and 1998, respectively, pursuant to leases with LTC (See Notes 5 and 20). The Company recognized losses of $656,000, $1.1 million and $504,000 on these sale and leaseback transactions for the years ended December 31, 1996, 1997 and 1998, respectively. For the same periods, the Company deferred gains of $384,000, $951,000 and $55,000, respectively.

  During 1995 the Company sold and leased back from LTC two residences for $3.2 million with annual lease payments of $380,000. During 1996 the Company sold and leased back 16 residences for $34.1 million with annual lease payments of $3.3 million. Subsequently, the Company repurchased four of the 16 residences at a cost of $7.6 million plus a $214,000 administrative fee. During 1997, the Company sold and leased back 21 residences for $52.7 million with annual rent payments of $5.3 million. During 1998, the Company sold and leased back two residences for $5.0 million with annual rent payments of $447,000. As of December 31, 1998 the Company had sold and leased back 37 residences for $87.4 million with annual lease payments of $8.8 million.

  During 1996 and 1997, the Company received from LTC $18.9 million and $43.2 million, respectively, of mortgage financing on eight and 19 residences, respectively. As of December 31, 1997, the Company had repaid all of such mortgage financing, except for one mortgage ($2.2 million) which was converted to a sale and leaseback financing during the year ended December 31, 1998. Interest was paid on a monthly basis ranging from 9.9% to 10.4% per annum. The Company incurred $158,000, $5.4 million and $180,000 in interest expense related to these mortgage financings during the years ended 1996, 1997 and 1998, respectively.

  The Company acquired Carriage House in October 1997. LTC owned 9.9% of the outstanding common stock of Carriage House (Notes 2 and 15). As a result, the Company became the tenant on four assisted living residences leased by Carriage House from LTC. These four leases are included in the table above and the lease table in Note 5.

  The Company acquired HCI in October of 1997. LTC owned 41.2% of the outstanding common stock in HCI (See Notes 2 and 15).

  During 1997, the Company contracted with LTC Development Services, Inc. to provide services to the Company for market feasibility analysis, pre-acquisition services and construction management oversight on several of the residences under development. LTC Development Services, Inc. is owned 100% by LTC. The Company paid approximately $415,000 for these services during 1997 and capitalized such fees and recorded them on the consolidated balance sheet as construction in process. During 1998 LTC Development Services, Inc. did not provide such services, and did not receive any such fees.

  During the year ended December 31, 1996 the Company entered into a $50.2 million sale and leaseback financing commitment with LTC. This commitment was renegotiated in November 1997 committing the Company to complete sale and leaseback transactions with LTC with respect to nine residences during 1998. In November 1997 the Company paid LTC $614,000 in connection with such commitment and recorded such costs as deferred financing costs. In addition, the Company entered into a commitment with LTC in October 1997 to complete $50.0 million of sale and leaseback transactions by December 2000. Pursuant to this commitment, the Company was obligated to pay a 2.0% fee on any unused portion of the commitment as of the expiration date (or up to a maximum of $1.0 million if none of the commitment were utilized). As a result of the Carriage House acquisition in October 1997 the Company also became obligated to enter into sale and leaseback arrangements with LTC by September 1998 with respect to six Carriage House residences which were under development or construction. In addition, HCI entered into a commitment with LTC in September 1997, which was assumed by the Company as part of the HCI acquisition, to complete $50.0 million of sale and leaseback transactions by December 1999. Pursuant to this commitment, the Company was obligated to pay a 2.0% fee on any unused portion of the commitment as of the expiration date (or up to a maximum of $1.0 million if none of the commitment were utilized).

  During the second quarter of 1998, the Company determined that it would not enter into sale and leaseback arrangements with LTC to the full extent of certain of the sale and leaseback commitments, and recorded a $1.2 million liability for expenses expected to be incurred in connection with this determination. In December 1998, the Company and LTC terminated the commitments referred to above at no cost to the Company, other than approximately $200,000 of professional fees. As such, the Company reversed $1.0 million of the previously recorded liability during the fourth quarter of 1998.

  In December 1998, the Company determined that it would not utilize an additional commitment to complete sale and leaseback transactions with LTC with respect to nine residences which it had entered into during November 1997. As such, the Company wrote-off $614,000 of previously capitalized deferred financing costs relating to such commitment.

17. Stock Option Plan and Restricted Stock

  The Company has two Stock Option Plans (the "Plans") which provide for the issuance of incentive and non-qualified stock options and restricted stock. The Plans are administered by the Compensation Committee of the Board of Directors which set the terms and provisions of options granted under the Plans. Incentive options may be granted only to officers or other full-time employees of the Company, while non-qualified options may be granted to directors, officers or other employees of the Company, or consultants who provide services to the Company.

  The Amended and Restated 1994 Employee Stock Option Plan combines an incentive and nonqualified stock option plan, a stock appreciation rights ("SAR") plan and a stock award plan (including restricted stock). The 1994 Plan is a long-term incentive compensation plan and is designed to provide a competitive and balanced incentive and reward program for participants.

  Under the Amended and Restated 1994 Stock Option Plan (the "1994 Plan"), the Company may grant options or award restricted stock to its employees, consultants and other key persons for up to 2,208,000 shares of common stock. The exercise price of each option equals the market price of the Company's stock on the date of grant. Each option shall expire on the date specified in the option agreement, but not later than the tenth anniversary of the date on which the option was granted. Options typically vest three years from the date of issuance and typically are exercisable within seven to nine years from the date of vesting. Each option is exercisable in equal installments as designated by the Compensation Committee or the Board at the option price designated by the Compensation Committee; however, incentive options cannot be less than the fair market value of the common stock on the date of grant. All options are nontransferable and subject to adjustment by the Compensation Committee upon changes in the Company's capitalization. The Board of Directors, at its option, may discontinue or amend the 1994 Plan at any time.

  During the year ended December 31, 1998, the Company's board of directors adopted The Non-Executive Employee Equity Participation Plan of Assisted Living Concepts, Inc. (the "Non-Officer Plan") pursuant to which up to 500,000 shares of Common Stock are issuable pursuant to non-qualified options granted under the Non-Officer Plan. Officers, directors and significant employees of the Company are not eligible to participate in the Non-Officer Plan; however, consultants and non-executives are eligible.

  In June 1998 the Company repriced 43,750 of options for eligible participants to $16.75 per share. The Company recorded no compensation expense as a result of the repricing.

  The per share weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996, 1997 and 1998, respectively: dividend yield of zero percent, expected volatility of 36.67%, 39.81% and 45.12%, respectively, risk-free interest rate has been fixed at 6.69%, 5.66% and 5.56%, respectively based on the 10-year treasury rate and expected life of 10 years.

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

                                                     1996     1997      1998
                                                    -------  -------  --------
   Net loss as reported...........................  $(1,915) $(2,479) $(20,745)
   Net loss pro forma.............................   (2,507)  (3,928)  (23,990)
   Net loss per basic and diluted common share as
    reported......................................  $ (0.23) $ (0.21) $  (1.27)
   Pro forma net loss per basic and diluted common
    share as reported.............................  $ (0.30) $ (0.33) $  (1.47)

  Pro forma net loss reflects only options granted in 1995 through 1998. Therefore, the full impact of calculating compensation costs for stock options under SFAS 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the option's vesting period of three years and compensation cost for options granted prior to January 1, 1995 is not considered. The resulting pro forma compensation costs may not be representative of that expected in the future years.

  A summary of the status of the Company's stock options as of December 31, 1996, 1997 and 1998 and changes during the years ended on those dates is presented below:

                                1996                 1997                 1998
                         -------------------- -------------------- --------------------
                                    Weighted-            Weighted-            Weighted-
                                     Average              Average              Average
                         Number of  Exercise  Number of  Exercise  Number of  Exercise
                          Shares      Price    Shares      Price    Shares      Price
                         ---------  --------- ---------  --------- ---------  ---------
Options at beginning of
 the year...............   806,068    $5.43   1,105,202   $ 6.15   1,629,967   $10.82
Granted.................   563,400     8.22     940,350    15.08     674,132    15.76
Exercised...............   (28,170)    4.69    (139,770)    6.05    (121,606)    6.00
Canceled................  (236,096)    8.79    (275,815)    9.53    (315,324)   15.82
                         ---------    -----   ---------   ------   ---------   ------
Options at end of the
 year................... 1,105,202    $6.15   1,629,967   $10.82   1,867,169   $12.07
                         =========    =====   =========   ======   =========   ======
Options exercisable at
 end of year............   381,988              567,756              833,465
Weighted-average fair
 value of options
 granted during the
 year................... $    4.99            $    9.24            $   10.22

  The following table summarized information about fixed stock options outstanding at December 31, 1998.

                                Options Outstanding                    Options Exercisable
                   --------------------------------------------- -------------------------------
                               Weighted-Average
     Range of        Number       Remaining     Weighted-Average     Number     Weighted-Average
 Exercise Prices   Outstanding Contractual Life  Exercise Price  Exercisable at  Exercise Price
 ----------------  ----------- ---------------- ---------------- -------------- ----------------
 $ 4.63 to   5.75     268,701        5.03            $ 4.63         268,701          $4.63
 $ 5.81 to   7.19     262,436        6.66              6.34         257,769           6.33
 $ 8.12 to   9.00     157,376        7.51              7.44          97,295           7.42
 $ 9.19 to  11.00      60,752        8.53             10.40          16,329          10.37
 $11.31 to  14.13      92,416        9.58             13.03           5,167          12.97
 $14.16 to  15.50     285,284        9.69             14.52           8,669          14.84
 $15.68 to  17.07     631,369        9.00             16.55         173,190          16.50
 $17.12 to  18.63      60,334        9.14             17.74           4,842          18.02
 $18.87 to  20.50      38,751        9.04             19.50           1,503          19.89
 $20.75 to  22.38       9,750        9.24             21.12              --             --
 ----------------   ---------        ----            ------         -------          -----
 $ 4.63 to $22.38   1,867,169        8.10            $12.07         833,465          $8.32
 ================   =========        ====            ======         =======          =====

  In October 1997, the Company awarded 250,000 shares of non-voting restricted stock to two key executive officers. At the time of the grant the Company's common stock had a fair market value of $17.00 per share. No cash consideration was paid for such shares by the recipients. Such shares vest in three equal annual installments, commencing on the fourth anniversary of grant. The Company has recorded the restricted stock as of the date of the grant as unearned compensation expense of $4.3 million. This unearned compensation expense has been reflected as a separate component of shareholders' equity to be amortized as compensation expense over the seven year vesting period. The Company recorded $150,000 and $608,000 of compensation expense with respect to such award for the years ended December 31, 1997 and 1998, respectively. The Company recorded the issuance of the restricted stock in 1998 upon issuance (See Note 20).

18. Non-cash Investing and Financing Activities

  The following is a summary of non-cash investing and financing activities related to acquisitions for the year ended December 31, 1997 (in thousands):

  In October of 1997, the Company acquired all of the outstanding capital stock of Carriage House as follows:

   Fair value of assets acquired........................................ $8,279
   Issuance of 337,460 shares of the Company's common stock.............  5,076
                                                                         ------
   Liabilities assumed.................................................. $3,203
                                                                         ======

  In October of 1997, the Company acquired all of the outstanding capital stock of HCI as follows:

   Fair value of assets acquired....................................... $11,877
   Cash paid...........................................................   5,262
                                                                        -------
   Liabilities assumed................................................. $ 6,615
                                                                        =======

19. Legal Proceedings

 Shareholders Litigation

  Since February 1, 1999, 12 separate complaints, which have since been consolidated into one action, have been filed against the Company and certain of its officers and directors in the United States District Court for the District of Oregon. On July 23, 1999, a consolidated complaint was filed in connection with this litigation. The consolidated complaint purports to be brought on behalf of a class of purchasers of the Company's common stock from July 28, 1997 through March 31, 1999 and on behalf of a class of purchasers of the Company's 6.0% Debentures and 5.625% Debentures from the date of issuance through March 31, 1999. The consolidated complaint alleges violations of the federal securities laws and seeks unspecified damages. It also names as additional defendants certain of the Company's directors that were not named previously, as well as the Company's independent auditors (solely in connection with the Company's 1998 offering of 5.625% Debentures) and the underwriters in connection with the Company's 1997 offering of 6.0% Debentures. The Company cannot predict the outcome of the any of the foregoing lawsuits and currently is unable to evaluate the likelihood of its success or the range of possible loss.

 Other Litigation

  In addition to the matter referred to in the immediately preceding paragraph, the Company is involved in various lawsuits and claims arising in the normal course of business. In the opinion of Management, although the outcomes of these other suits and claims are uncertain, in the aggregate such other suits and claims should not have a material adverse effect on the Company's financial condition, results of operations, cash flow or liquidity.

20. Subsequent Events

 Restatement of Historical Financial Statements

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

  The restatement reduced the net income for the fiscal years ended December 31, 1996 and 1997 and for the nine months ended September 30, 1998 by $2.1 million, $6.7 million and $11.0 million, respectively. The cumulative effect of the restatement reduced shareholders' equity by $19.7 million through September 30, 1998. As a result of the restatement, the Company reported net losses of $1.9 million, $2.5 million and $13.3 million for the fiscal years 1996 and 1997 and the nine months ended September 30, 1998 respectively, compared to previously reported net income of $149,000 and $4.2 million, and net loss of $2.4 million, respectively. The

Company reported net loss per diluted share of $0.23, $0.21 and $0.84 for the fiscal years ended December 31, 1996 and 1997 and the nine months ended September 30, 1998, respectively, compared to previously reported net income per diluted share of $0.03 and $0.34 and net loss per diluted share of $0.14, respectively. After the restatement, the Company's cash position as of December 31, 1996 and 1997 and as of September 30, 1998 was $2.1 million, $63.3 million and $79.6 million, respectively, as compared to $2.1 million, $63.4 million and $79.8 million respectively, as previously reported. As a result of the restatement, the Company's working capital position as of December 31, 1996 and 1997 and as of September 30, 1998 was negative $27.1 million, positive $40.1 million and positive $63.0 million, respectively, compared to previously reported working capital of negative $26.4 million, positive $41.0 million and positive $64.1 million, respectively.

  The restatement resulted primarily from: (i) the earlier recognition of certain expenses which were previously capitalized in association with the Company's development and financing activities; (ii) a modification in how the Company accounted for certain lease arrangements; (iii) a modification in how the Company accounted for certain of its acquisitions and its joint venture arrangements; (iv) the capitalization of fees received by the Company previously recognized as either a reduction of expenses or as other income;
(v) the elimination of an impairment write-down that the Company had previously recorded on three of its residences; (vi) elimination of certain accrued expenses previously recorded pursuant to a change in accounting principle; and (vii) the increase in goodwill written off in the second quarter of 1998 relating to exiting the Company's home health operation.

 Termination of Merger Agreement

  On February 1, 1999, the Company and ARC mutually agreed to terminate their previously announced merger agreement, which had been entered into during November 1998. The Company recorded a charge of approximately $1.1 million in the fourth quarter 1998, and $200,000 in the first quarter of 1999, for expenses relating to the terminated merger agreement.

 Securityholder Litigation

  Since February 1, 1999 12 separate complaints, which have since been consolidated into one action, have been filed against the Company and certain of its officers and directors in the United States District Court for the District of Oregon. On July 23, 1999, a consolidated complaint was filed in connection with this litigation. The consolidated complaint purports to be brought on behalf of a class of purchasers of the Company's common stock from July 28, 1997 through March 31, 1999 and on behalf of a class of purchasers of the Company's 6.0% Debentures and 5.625% Debentures from the date of issuance through March 31, 1999. The consolidated complaint alleges violations of the federal securities laws and seeks unspecified damages. It also names as additional defendants certain of the Company's directors that were not named previously, as well as the Company's independent auditors (solely in connection with the Company's 1998 offering of 5.625% Debentures) and the underwriters in connection with the Company's 1997 offering of 6.0% Debentures.

 Termination of Joint Venture Agreements

  On February 10, 1999, the Company announced with respect to certain joint venture agreements that it had negotiated with the joint venture partner to purchase, for approximately $3.8 million, all of the joint venture partner's interests in the operation of the remaining 17 residences subject to the joint venture agreements (See Note 2). As a result of such purchases, Mr. McBride and Dr. Wilson's spouse received distributions of approximately $537,000 and $269,000, respectively in 1999. The Company has no current intention of entering into similar arrangements in the future.

 Management Changes

  On March 16, 1999, the Company's Board of Directors announced the appointment of Dr. Keren Brown Wilson, a co-founder of the Company, as President and Chief Executive Officer. The board also announced the appointment of Leslie J. Mahon as Vice President and Chief Operating Officer and James W. Cruckshank as Vice President and Chief Financial Officer. Pursuant to an agreement (the "Consulting Agreement") between Mr. McBride and the Company, Mr. McBride agreed to provide consulting services to the Company and to resign from his position as the Company's Chief Executive Officer.

  The Consulting Agreement provided for the payment to Mr. McBride a lump sum cash termination payment of $490,000, which was reduced to $390,000 to reflect repayment of a $100,000 bonus paid to Mr. McBride in 1998. In addition, the Company agreed to pay Mr. McBride a lump sum cash payment of $750,000 in consideration for Mr. McBride's agreement to forfeit his interest in 200,000 shares of restricted stock held by him and to terminate the agreement related thereto. In addition, pursuant to the Consulting Agreement, Mr. McBride agreed to forfeit a $4.0 million termination payment he would be entitled to receive under certain circumstances, including upon a change of control. The Company will record a charge of approximately $525,000 to corporate, general and administrative expense in the first quarter of 1999 in connection with such payments.

  In March 1999, the Company entered into an amendment with Dr. Wilson to her employment agreement to provide that the Company will employ Dr. Wilson as President and Chief Executive Officer. In addition, the Company agreed to pay Dr. Wilson a lump sum cash payment of $187,500 (which was reduced to $87,000 to reflect repayment of a $100,000 bonus paid in 1998) in consideration for Dr. Wilson's agreement to forfeit her interest in 50,000 shares of restricted stock held by her and to terminate the restricted stock agreement related to those shares. The Company made the cash payment and cancelled the restricted stock in June 1999.

 Write-off Related to Development Activity

  As a result of a continued reduction in the Company's new residence development activities, the Company will incur write-offs of $1.3 million and $3.5 million relating to previously capitalized development costs during the first quarter and second quarter of 1999 respectively.

 Agreement with CCL

  In June 1999 the Company entered into a new agreement with CCL pursuant to which CCL will provide market research, demographic review and competitor analysis in many of the Company's current and potential markets. The Company will pay CCL a retainer of $10,000 per month, plus fees in excess of the retainer, if any, in connection with specific projects that the Company authorizes under the agreement.

 Amendment to Certain Loan and Lease Agreements

  During the third quarter of 1999, the Company amended certain loan agreements with one of its creditors. Pursuant to the amendment, the Company agreed to provide $8.3 million of additional cash collateral in exchange for the forbearance or waiver of certain possible defaults, including an amendment to certain financial covenants. The amendment also provides for the release of the additional collateral upon the achievement of specified performance targets, provided that the Company is in compliance with the other terms of the loan agreements.

  During 1996 and 1997 the Company entered into 16 sale and leaseback transactions which contained purchase options entitling the Company to purchase the properties at fair market value at the end of initial lease terms ranging from 14 to 15 years. As a result of the purchase options the Company accounted for these sale and leaseback transactions using the financing method in SFAS No. 98, Accounting for Leases. In March 1999, the Company amended these leases. The amendments eliminated the Company's purchase option; therefore, the leases were reclassified as operating leases at that date. As a result of the amendments, the Company recorded (i) the disposal of net property and equipment in the amount of $30.0 million, (ii) the extinguishment of long-term debt in the amount of $31.5 million and (iii) a deferred gain of $1.5 million. The deferred gain will be included in other liabilities and amortized over the remaining initial lease term as an offset to future rent expense.

  In June 1999, the Company amended all of its 37 leases with LTC. These amendments included provisions to restructure future minimum annual rent increases, or "rent escalators," that were not deemed to be contingent rents. Because of the rent escalators, prior to the amendments, the Company accounted for rent expense related to such leases on a straight-line basis. From the date of the amendment forward, the Company will account for the amended leases on a contractual cash payment basis and amortize the deferred rent balance at the date of the amendment over the remaining initial term of the lease. Those amendments also redefined the lease renewal option with respect to certain leases and provided the lessor with the option to declare an event of default in the event of a change of control under certain circumstances. In addition, the amendments also provide the Company with the ability, subject to certain conditions, to sublease or assign its leases with respect to two Washington residences.

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

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

  That the undersigned officers and directors of Assisted Living Concepts, Inc. do hereby constitute and appoint Keren Brown Wilson or James W. Cruckshank, and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable to comply with the Securities and Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Annual Report on Form 10-K or amendment or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agent, or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

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

        Signature                        Title                       Date
        ---------                        -----                       ----

  /s/ Keren Brown Wilson   Vice Chairman, President and Chief September 23, 1999
 ------------------------
    Keren Brown Wilson      Executive Officer

 /s/ James W. Cruckshank   Vice President & Chief             September 23, 1999
 ------------------------
   James W. Cruckshank      Financial Officer

 /s/ M. Catherine Maloney  Vice President/Controller &        September 23, 1999
 ------------------------
   M. Catherine Maloney     Chief Accounting Officer

 /s/ William McBride III   Director                           September 23, 1999
 ------------------------
   William McBride III

 /s/ Gloria J. Cavanaugh   Director                           September 23, 1999
 ------------------------
   Gloria J. Cavanaugh

   /s/ Richard C. Ladd     Chairman of the Board &            September 23, 1999
 ------------------------
     Richard C. Ladd        Director

  /s/ Bradley G. Razook    Director                           September 23, 1999
 ------------------------
    Bradley G. Razook

   /s/ Jill M. Krueger     Director                           September 23, 1999
 ------------------------
     Jill M. Krueger

                ASSISTED LIVING CONCEPTS, INC. AND SUBSIDIARIES

                               Index to Exhibits

 Exhibit
   No.                                 Description
 -------                               -----------
  3.1    Articles of Incorporation of the Company (Incorporated by reference to the same titled exhibit to the Company's Registration Statement on
          Form S-1, File No. 33-83938).

  3.2 By laws of the Company (Incorporated by reference to the same titled exhibit to the Company's Registration Statement on Form S-1, File No.
          33-83938).

  4.1 Indenture, dated as of October 2, 1997 by and between the Company and Harris Trust and Savings Bank, as Trustee providing for Issuance of
          Securities in Series. (Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K, dated October 20, 1997, File No. 1-
          13498).

  4.2    Rights Agreement dated as of June 12, 1997, between Assisted Living
          Concepts, Inc. and American Stock Transfer & Trust Company, as Rights
          Agent, which includes the form of Certificate of Resolution
          Establishing Designations, Preferences and Rights of Series A Junior
          Participating Preferred Stock of Assisted Living Concepts Inc. as
          Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (Incorporated by reference to the same titled exhibit to the Company's Report on Form
          8-K, dated July 24, 1997, File No. 1-83938).

  4.3 Registration Rights Agreement, dated as of October 31, 1997, by and between the Company and Carriage House Assisted Living, Inc.
          (Incorporated by reference to the same titled exhibit to the Company's Registration Statement on Form S-3, dated December 31,
          1997, Registration No. 333-43521).

  4.4 Indenture, dated as of April 13, 1998, by and between the Company and Harris Trust and Savings Bank, as Trustee (Incorporated by reference to the same titled exhibit to the Company's Registration Statement on Form S-3, dated May 11, 1998, Registration No. 333-52297).

  4.5 Registration Rights Agreement, dated as of April 7, 1998, by and between the Company and Schroder & Co., Inc. (Incorporated by reference to the same titled exhibit to the Company's Registration
          Statement on Form S-3, dated May 11, 1998, Registration No. 333-
          52297).

  4.6 Form of Debenture (Incorporated by reference to the same titled exhibit to the Company's Registration Statement on Form S-3, dated
          May 11, 1998, Registration No. 333-52297).

 10.1    Indemnification Agreement dated October 3, 1997 by and between the
          Company and William McBride III. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated
          October 20, 1997, File No. 1-13498).

 10.2    Indemnification Agreement dated October 3, 1997 by and between the
          Company and Keren Brown Wilson. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated
          October 20, 1997, File No. 1-13498).

 10.3    Amended and Restated 1994 Stock Option Plan of the Company
          (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated October 20, 1997, File
          No. 1-13498).

 10.4    Non-Executive Employee Equity Participation Plan of the Company
          (Incorporated by reference to the same titled exhibit to the Company's Registration Statement on Form S-8, dated July 13, 1998,
          Registration No. 333-58953).


 10.5    Deferred Compensation Plan of the Company.


 10.6 Consulting Agreement, dated as of March 15, 1999, by and between the Company and William McBride III.

 10.7 Amended and Restated Employment Agreement, dated October 1999, as amended as of March 15, 1999, by and between the Company and Keren
          Brown Wilson.


 Exhibit
   No.                                 Description
 -------                               -----------
 10.8    Employment Agreement, dated as of December 31, 1997, by and between the Company and Sandra Campbell.

 10.9 Employment Agreement, dated as of February 3, 1998, by and between the Company and Nancy Gorshe.

 10.10 Employment Agreement, dated as of March 15, 1999, by and between the Company and James Cruckshank.

 10.11 Employment Agreement, dated as of March 15, 1999, by and between the Company and Leslie Mahon.

 10.12 Merger Agreement dated as of October 4, 1997 by and between the Company and Home and Community Care, Inc. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated
          October 20, 1997, File No. 1-13498).

 10.13 Joint Venture Agreement dated as of April 1, 1997 by and between the Company and Health Equity Investors, LLC. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated
          October 20, 1997, File No. 1-13498).

 10.14   Reimbursement Agreement, dated as of November 1, 1996, between the
          Company and U.S. Bank of Washington, National Association.

 10.15 Reimbursement Agreement, dated as of July 1, 1997, between the Company and United States National Bank of Oregon.

 10.16 Reimbursement Agreement, dated as of July 1, 1998, between the Company and U.S. Bank National Association.

 10.17   Deed of Trust and Security Agreement, dated March 31, 1998, among DMG
          Texas ALC, Partners, L.P., American Title Company of Houston and
          Transatlantic Capital Company.

 10.18   Mortgage and Security Agreement, dated November 12, 1998, between DMG
          New Jersey ALC, Inc. and Transatlantic Capital Company.

 10.19   Deed of Trust and Security Agreement, dated July 10, 1998, among DMG
          Oregon ALC, Inc., Chicago Title Company and Transatlantic Capital
          Company.

 10.20   Loan Agreement, dated as of September 3, 1998, by and between MLD
          Delaware Trust and the Company.

 10.21   Loan Agreement, dated as of September 3, 1998, by and between MLD
          Delaware Trust and the Company.

 10.22 Amendment and Modification of Reimbursement Agreements, dated as of August 18, 1999, by and between the Company and U.S. Bank National
          Association.

 12.1    Computation of Ratio of Earnings to Fixed Charges

 23      Report on Schedule and Consent of KPMG LLP

 27      Financial Data Schedule Article 5 of Regulation S-X

                                                                    SCHEDULE II

                        ASSISTED LIVING CONCEPTS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                 Years Ended December 31, 1996, 1997 and 1998
                                (in thousands)

           Column A              Column B  Column C     Column D     Column E
           --------             ---------- ---------  ------------- ----------
                                Balance at                          Balance at
                                Beginning                             End of
          Description            of Year   Additions  Deductions(1)    Year
          -----------           ---------- ---------  ------------- ----------
Year ended December 31, 1996:
Valuation accounts deducted
 from assets:
Allowance for doubtful
 receivables...................    $--       $ 33(2)      $--          $ 33
                                   ----      ----         ----         ----
Year ended December 31, 1997:
Valuation accounts deducted
 from assets:
Allowance for doubtful
 receivables...................    $ 33      $ 83(3)      $ 37         $ 79
                                   ----      ----         ----         ----
Year ended December 31, 1998:
Valuation accounts deducted
 from assets:
Allowance for doubtful
 receivables...................    $ 79      $359(2)      $259         $179
                                   ----      ----         ----         ----

- --------
(1) Represents amounts written off.
(2) Charged to residence operating expenses.
(3) $23,000 of additions were charged to operating expenses, $60,000 of additions were a result of an acquisition.