Form 10-Q
period 1999-03-31
ASSISTED LIVING CONCEPTS INC
filed 1999-09-29
CIK 929994

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20459

                                   FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

                     11835 NE Glenn Widing Drive, Bldg. E
                              Portland, OR 97220
                   (Address of principle executive offices)

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

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                         ASSISTED LIVING CONCEPTS, INC.

                                   FORM 10-Q

                                 March 31, 1999

                                     INDEX

                                                                          Page
                                                                          -----
PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements
    Consolidated Balance Sheets, December 31, 1998 and March 31, 1999....     3
    Consolidated Statements of Operations and Consolidated Statements of
     Comprehensive Income (Loss), Three Months Ended March 31, 1998 and
     1999................................................................     4
    Consolidated Statements of Cash Flows, Three Months Ended March 31,
     1998 and 1999.......................................................     5
    Notes to Consolidated Financial Statements...........................   6-9
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations................................................. 10-20
PART II -- OTHER INFORMATION
  Item 1. Legal Proceedings..............................................    20
  Item 6. Exhibits and Reports on Form 8-K...............................    20

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                         ASSISTED LIVING CONCEPTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                    March 31,
                                                       December 31,    1999
                                                           1998     (unaudited)
ASSETS                                                 ------------ ----------
Current assets:
  Cash and cash equivalents...........................   $ 55,036    $ 29,957
  Marketable securities, available for sale...........      4,000       8,355
  Accounts receivable, net of allowance for doubtful
   accounts of $179 at 1998
   and $237 at 1999...................................      5,127       6,244
  Prepaid expenses....................................        992       1,208
  Other current assets................................      4,472       4,509
                                                         --------    --------
    Total current assets..............................     69,627      50,273
                                                         --------    --------
Property and equipment................................    284,754     269,230
Construction in process...............................     51,304      49,736
                                                         --------    --------
  Total property and equipment........................    336,058     318,966
  Less accumulated depreciation.......................      9,133      10,245
                                                         --------    --------
  Property and equipment net..........................    326,925     308,721
                                                         --------    --------
Goodwill..............................................      5,371       5,278
Other assets..........................................     12,746      11,045
                                                         --------    --------
    Total assets......................................   $414,669    $375,317
                                                         ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................   $  1,622    $  1,041
  Construction payable................................      6,942       5,997
  Accrued real estate taxes...........................      4,837       4,818
  Other accrued expenses..............................      6,127       9,381
  Other current liabilities...........................      4,857       2,016
  Current portion of long-term debt...................      1,386       1,400
                                                         --------    --------
  Total current liabilities...........................     25,771      24,653
                                                         --------    --------
Other non-current liabilities.........................      3,415       4,951
Long-term debt........................................    105,036      73,393
Convertible subordinated debentures...................    161,250     161,250
                                                         --------    --------
    Total liabilities.................................    295,472     264,247
                                                         --------    --------
Commitments and Contingencies

Shareholders' equity:
  Preferred Stock, $.01 par value; 1,000,000 shares
   authorized;
   None issued and outstanding........................        --          --
  Common Stock, $.01 par value; 80,000,000 shares
   authorized; issued and outstanding 17,344,143
   shares and 17,171,077 in 1998 and 1999.............        173         174
  Additional paid-in capital..........................    148,533     145,286
  Unearned compensation expense on restricted stock...     (3,492)       (668)
  Fair market value in excess of historical cost of
   acquired net assets
   Attributable to related party transactions.........       (239)       (239)
  Accumulated other comprehensive income (loss).......        --          (45)
  Accumulated deficit.................................    (25,778)    (33,438)
                                                         --------    --------
  Total shareholders' equity..........................    119,197     111,070
                                                         --------    --------
    Total liabilities and shareholders' equity........   $414,669    $375,317
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

                         ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                              --------------------
                                                                1998       1999
                                                              ---------  ---------
Revenues..................................................... $  18,773  $  26,583
Operating expenses:
  Residence operating expenses...............................    11,418     19,765
  Corporate general and administrative.......................     1,568      4,230
  Building rentals...........................................     2,791      3,092
  Building rentals to related party..........................       391        250
  Depreciation and amortization..............................     1,197      2,180
  Site abandonment costs.....................................       --       1,309
                                                              ---------  ---------
    Total operating expenses.................................    17,365     30,826
                                                              ---------  ---------
Operating income (loss)......................................     1,408     (4,243)
                                                              ---------  ---------
Other income (expense):
  Interest expense...........................................    (1,062)    (3,795)
  Interest income............................................       595        605
  Loss on sale and disposal of assets........................      (209)      (127)
  Other income (expense).....................................         7       (100)
                                                              ---------  ---------
    Total other income (expense).............................      (669)    (3,417)
                                                              ---------  ---------
Net income (loss) before cumulative effect of change in
 accounting principle........................................       739     (7,660)
Cumulative effect of change in accounting principle..........    (1,523)       --
                                                              ---------  ---------
Net loss..................................................... $    (784) $  (7,660)
                                                              =========  =========
Basic and diluted net income (loss) per common share before
 cumulative effect of change in accounting principle......... $    0.05  $   (0.45)
Cumulative effect of change in accounting principle..........     (0.10)       --
                                                              ---------  ---------
Basic and diluted loss per common share...................... $   (0.05) $   (0.45)
                                                              =========  =========
Basic and diluted weighted average common shares
outstanding..................................................    15,688     17,116
                                                              =========  =========

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                  (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            1998       1999
                                                          --------- ----------
Net loss................................................. $   (784) $   (7,660)
Other comprehensive income (loss):
  Unrealized losses on investments.......................      --          (45)
                                                          --------  ----------
Comprehensive loss....................................... $   (784) $   (7,705)
                                                          ========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            1998       1999
                                                          ---------  ---------
Operating activities:
Net loss................................................  $    (784) $  (7,660)
Adjustment to reconcile net loss to net cash provided by
 (used in) operating activities:
  Depreciation and amortization.........................      1,197      2,180
  Provision for doubtful accounts.......................        --          58
  Site abandonment costs................................        --       1,309
  Loss on sale of assets................................        209        127
  Compensation expense on restricted stock..............        152        174
  Cumulative effect of change in accounting principle...      1,523        --
Changes in assets and liabilities, excluding effects of
 acquisitions:
  Accounts receivable...................................       (954)    (1,175)
  Other current assets..................................     (2,081)      (253)
  Other assets..........................................       (518)     1,146
  Accounts payable and accrued expenses.................      3,699      2,654
  Other liabilities.....................................       (104)    (1,305)
                                                          ---------  ---------
Net cash provided by (used in) operating activities.....      2,339     (2,745)
                                                          ---------  ---------
Investing activities:
Purchase of marketable securities, available for sale...        --      (4,400)
Acquisitions, net of cash and debt acquired.............       (354)       --
Funds held in trust.....................................      1,956        --
Proceeds from sale of land..............................        --          19
Purchases of property and equipment.....................    (37,620)   (17,216)
                                                          ---------  ---------
Net cash used in investing activities...................    (36,018)   (21,597)
                                                          ---------  ---------
Financing activities:
Payments on long-term debt..............................        (88)      (141)
Proceeds from long-term debt............................        170        --
Debt issuance costs.....................................       (437)       --
Proceeds from issuance of common stock..................        488        154
Purchase of restricted stock............................        --        (750)
                                                          ---------  ---------
Net cash provided by (used in) financing activities.....        133       (737)
                                                          ---------  ---------
Net decrease in cash and cash equivalents...............    (33,546)   (25,079)
Cash and cash equivalents, beginning of period..........     63,269     55,036
                                                          ---------  ---------
Cash and cash equivalents, end of period................  $  29,723  $  29,957
                                                          =========  =========
Supplemental disclosure of cash flow information:
  Cash payments for interest............................  $   2,943  $   2,415
  Unrealized loss on marketable securities..............  $     --   $     (45)
  Extinguishment of construction loan payable from sale-
   leaseback............................................  $   2,150  $     --
  Extinguishment of long-term debt resulting from lease
   amendments...........................................  $     --   $  31,488
  Disposal of property, plant and equipment resulting
   from lease amendments................................  $     --   $  30,933
  Decrease in construction payables and plant and
   equipment............................................  $  (6,288) $    (945)

  The accompanying notes are an integral part of these consolidated financial statements.

                        ASSISTED LIVING CONCEPTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies

  Assisted Living Concepts, Inc. (the "Company") owns, operates and develops assisted living residences which provide housing and services to older persons who need help with the activities of daily living such as bathing and dressing. The Company provides personal care and support services and makes available routine health care services, which are designed to meet the needs of its residents.

Basis of Presentation and Principles of Consolidation

  These consolidated financial statements have been prepared without being audited, as allowed by the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the Company's accounts and its wholly owned subsidiaries that manage, own, and develop assisted living residences. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

  The financial information included in these financial statements contain all adjustments (which consist of normal recurring adjustments, with the exception in the three-month period ended March 31, 1999 of site abandonment costs, purchase of restricted stock and severance costs associated with the termination of certain employment agreements and in the three-month period ended March 31, 1998 of a change in accounting principle to adopt SOP 98-5) which are, in the opinion of management, necessary for a fair presentation of results for the quarterly periods. The results of operations for the three-month periods ended March 31, 1999 do not necessarily indicate the results that are expected for the full year.

2. Marketable Securities

  Marketable securities consist of U.S. Treasury securities and other highly liquid marketable debt securities. The aggregate market value of securities held at March 31, 1999 was $8.3 million. These investments which have a historical cost of $8.4 million have been classified as available for sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result, unrealized investment losses of $45,000 are included as a component of comprehensive income and shareholders' equity at March 31, 1999.

3. Property and Equipment

  The Company's property and equipment, stated at cost, consists of the following (in thousands):

                                                          December 31,  March
                                                              1998     31, 1999
                                                          ------------ --------
      Land...............................................   $ 18,217   $ 17,194
      Buildings .........................................    256,904    240,110
      Equipment..........................................      2,865      4,715
      Furniture..........................................      6,768      7,211
                                                            --------   --------
      Property and equipment.............................    284,754    269,230
      Construction in progress...........................     51,304     49,736
                                                            --------   --------
      Total property and equipment.......................    336,058    318,966
      Less accumulated depreciation......................      9,133     10,245
                                                            --------   --------
      Property and equipment, net........................   $326,925   $308,721
                                                            ========   ========

  During the three months ended March 31, 1999, the Company capitalized interest costs of $1.0 million relating to financing of construction in process. In addition, the Company capitalized payroll costs that are directly related to the construction and development of the residences of $246,000 for the three months ended March 31, 1999.

  As a result of the Company's decision to reduce the number of new residence openings during the year ended December 31, 1999 and beyond, the Company wrote-off $1.3 million of capitalized costs during the three months ended March 31, 1999 relating to the abandonment of development sites and other development costs.

  As of March 31, 1999, the Company had begun construction on four residences (167 units) ($7.3 million). Construction in process also includes 12 residences (490 units) ($38.0 million) that have received a certificate of occupancy, but are pending licensure. As of March 31, 1999, the Company had either purchased the land or had entered into agreements pursuant to which it may purchase, subject to completion of due diligence and various other conditions, 20 additional sites. The Company has capitalized $2.9 million in conjunction with the due diligence associated with these 20 sites (700 units). The remaining amounts relate to costs associated with the site selection and pre-acquisition costs.

  The Company had certificates of occupancy for 181 residences, 169 of which were included in the Company's operating results for the three months ended March 31, 1999 as compared to 145 residences with certificates of occupancy, 122 of which were in the Company's operating results as of March 31, 1998.

  During 1996 and 1997 the Company entered into 16 sale and leaseback transactions which contained purchase options entitling the Company to purchase the residences at fair market value at the end of initial lease terms ranging from 14 to 15 years. As a result of the purchase options, the Company accounted for these sale and leaseback transactions using the finance method in Statement of Accounting Standards No. 98, Accounting for Leases. In March 1999, the Company amended these leases. The amendments eliminated the Company's purchase option; therefore, the leases are accounted for as operating leases. As a result of the amendments, the Company recorded (i) the disposal of net property and equipment in the amount of $30.9 million, (ii) the extinguishment of long-term debt in the amount of $31.5 million and (iii) a deferred gain of $1.5 million. The deferred gain is included in other liabilities and will be amortized over the remaining initial lease term as an offset to future reported rent expense.

4. Leases

  A summary of leases that the Company has entered into since its inception is as follows:

                                     Number of Sale                                      Units
                          Number of  and Leaseback            Number of Sale             under
                            Leased     Residences     Total   and Leaseback    Units     Leases
                          Residences Accounted for  Number of   Residences     under   Accounted
                           ("Oregon   as Operating  Operating Accounted for  Operating   for as
                           Leases")      Leases      Leases   as Financings   Leases   Financings
                          ---------- -------------- --------- -------------- --------- ----------
Leases at December 31,
 1994...................         4           --            4          --          114        --
Leases entered into
 during 1995............        --            5            5          --          150        --
                           -------      -------     -------      -------     -------    -------
Leases at December 31,
 1995...................         4            5            9          --          264        --
Leases entered into
 during 1996............         1           19           20           9          763       316
Residences repurchased
 during 1996............        --           (4)          (4)         --         (146)       --
                           -------      -------     -------      -------     -------    -------
Leases at December 31,
 1996...................         5           20           25           9          881       316
Leases entered into
 during 1997............         2           24           26           7        1,025       247
                           -------      -------     -------      -------     -------    -------
Leases at December 31,
 1997...................         7           44           51          16        1,906       563
Lease unit expansion in
 1998...................        --           --           --          --           47        10
Leases entered into
 during 1998............        --            4            4          --          139        --
Leases terminated during
 1998...................        (1)          --           (1)         --          (45)       --
                           -------      -------     -------      -------     -------    -------
Leases at December 31,
 1998...................         6           48           54          16        2,047       573
Lease unit expansion in
 First Quarter 1999.....        --           --           --          --           13        --
Leases amended during
 First Quarter 1999.....        --           16           16         (16)         573      (573)
                           -------      -------     -------      -------     -------    -------
Leases at March 31,
 1999...................         6           64           70          --        2,633        --
                           =======      =======     =======      =======     =======    =======

  In March 1999, the Company amended 16 leases, resulting in the reclassification of such leases from financings to operating leases (See Note
3).

5. Subsequent Events

 Amendments to Certain Loan and Lease Agreements

  In June 1999, the Company amended all of its 37 leases with LTC Properties, Inc. ("LTC"). These amendments included provisions to eliminate future minimum annual rent increases, or "rent escalators," that were not deemed to be contingent rents. Because of the rent escalators, prior to the amendments, the Company accounted for rent expense related to such leases on a straight-line basis. From the date of the amendment forward, the Company will account for the amended leases on a contractual cash payment basis and amortize the deferred rent balance as of the date of the amendment over the remaining initial term of the lease. Those amendments also redefined the lease renewal option with respect to certain leases and provided the lessor with the option to declare an event of default in the event of a change of control under certain circumstances. In addition, the amendments also provide the Company with the ability, subject to certain conditions, to sublease or assign its leases with respect to two Washington residences.

  During the third quarter of 1999, the Company amended certain loan agreements with one of its creditors. Pursuant to the amendment, the Company agreed to provide $8.3 million of additional cash collateral in exchange for the waiver of certain possible defaults, including an amendment to certain financial covenants. In August 1999, the Company restricted $8.3 million of cash balances as a result of such amendment. The amendment also provides for the release of the additional collateral upon the achievement of specified performance targets, provided that the Company is in compliance with the other terms of the loan agreements.

 Securityholder Litigation

  Since February 1, 1999 12 separate complaints, which have since been consolidated into one action, have been filed against the Company and certain of its officers and directors in the United States District Court for the District of Oregon. On July 23, 1999, a consolidated complaint was filed in connection with this litigation. The consolidated complaint purports to be brought on behalf of a class of purchasers of the Company's common stock from July 28, 1997 through March 31, 1999 and on behalf of a class of purchasers of its 6.0% Convertible Subordinated Debentures (the "6.0% Debentures") and 5.625% Convertible Subordinated Debentures (the "5.625% Debentures" and, together with the 6.0% Debentures, the "Debentures") from the date of issuance through March 31, 1999. The consolidated complaint alleges violations of the federal securities laws and seeks unspecified damages. It also names as additional defendants certain of the Company's directors that were not named previously, as well as the Company's independent auditors (solely in connection with the Company's 1998 offering of 5.625% Debentures) and the underwriters in connection with the Company's 1997 offering of 6.0% Debentures. The Company cannot predict the outcome of the foregoing litigation and currently is unable to evaluate the likelihood of success or the range of possible loss.

 Write-off Related to Development Activity

  During the second quarter of 1999, as a result of a continued reduction in the Company's new residence development activities, the Company will incur write-offs of $3.5 million relating to previously capitalized development costs. The Company does not anticipate incurring similar write-offs in future periods.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

  References in this section to "ALC," the "Company," "us" or "we" refer to Assisted Living Concepts, Inc. and its subsidiaries.

  This Report on Form 10-Q, as well as the Risk Factors included in our Report on Form 10-K for the fiscal year ended December 31, 1998, contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be affected by risks and uncertainties, including without limitation (i) our ability to control costs and improve operating margins, (ii) the degree to which our future operating results and financial condition will be affected by the securityholder litigation and the resulting distraction of management's time and attention, (iii) the possibility that we may incur start-up costs in excess of our present expectations, (iv) the effect that the restatement of our financial statements for certain prior reporting periods may have on our compliance with lease and loan covenants, (v) our ability to develop an appropriate strategy to maximize shareholder value and (vi) other risks described in our filings with the Securities and Exchange Commission. In light of such risks and uncertainties, our actual results could differ materially from such forward-looking statements. We do not undertake any obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

  The restatement reduced our net income for the fiscal years ended December 31, 1996 and 1997 and for the nine months ended September 30, 1998 by $2.1 million, $6.7 million and $11.0 million, respectively. The cumulative effect of the restatement reduced shareholders' equity by $19.7 million through September 30, 1998. As a result of the restatement, we reported net losses of $1.9 million, $2.5 million and $13.3 million for the fiscal years 1996 and 1997, and the nine months ended September 30, 1998, respectively, as compared to previously reported net income of $149,000 and $4.2 million, and net loss of $2.4 million, respectively. As a result of the restatement, we reported net loss per diluted share of $0.23, $0.21 and $0.84 for the fiscal years 1996 and 1997 and the nine months ended September 30, 1998, respectively, compared to previously reported net income of $0.03 and $0.34, and net loss of $0.14, per diluted share, respectively. As a result of the restatement, our cash position on a restated basis as of December 31, 1996 and 1997 and as of September 31, 1998 was $2.1 million, $63.3 million and $79.6 million, respectively, as compared to $2.1 million, $63.4 million and $79.8 million, respectively, as previously reported. After the restatement, our working capital positions as of December 31, 1996 and 1997 and as of September 30, 1998 were negative $27.1 million, positive $40.1 million and positive $63.0 million, respectively, as compared to previously reported working capital of negative $26.4 million, positive $41.0 million and positive $64.1 million, respectively.

  The restatement resulted primarily from: (i) the earlier recognition of certain expenses which were previously capitalized in association with our development and financing activities; (ii) a modification in how we accounted for certain of our lease arrangements; (iii) a modification in how we accounted for certain of our acquisitions and our joint venture arrangements;
(iv) the capitalization of fees received by us previously recognized as either a reduction of expenses or as other income; (v) the elimination of an impairment write-down that we had previously recorded on three of our residences; (vi) the elimination of certain accrued expenses previously recorded pursuant to a change in accounting principle; and (vii) an increase in the amount of goodwill that we wrote-off in the second quarter of 1998 related to the shutdown of our home health operations.

Terminated Merger Agreement

  On February 1, 1999, we mutually agreed with American Retirement Corporation ("ARC") to terminate our previously announced merger agreement, which had been entered into during November 1998. We recorded charges of approximately $1.1 million and $200,000 in the fourth quarter 1998 and the first quarter of 1999, respectively, to cover costs relating to the terminated merger agreement.

Securityholder Litigation

  Since February 1, 1999 12 separate complaints, which have since been consolidated into one action, have been filed in the United States District Court for the District of Oregon. On July 23, 1999, a consolidated complaint was filed in connection with this litigation naming as additional defendants certain of our directors that were not named previously, as well as our independent auditors (solely in connection with our 1998 offering of 5.625% Debentures) and the underwriters in connection with our October 1997 offering of 6.0% Debentures. See Part II, Item 1 (Legal Proceedings) and Note 5 of the unaudited consolidated financial statements included in Item 1 of this report for information regarding this litigation.

Termination of Joint Venture Agreements

  On February 10, 1999, we announced with respect to certain joint venture agreements that we had negotiated with our joint venture partner to purchase, for approximately $3.8 million, all of our joint venture partner's interests in the remaining 17 residences subject to the joint venture agreements. We have no current intention of entering into similar arrangements in the future.

Management Changes

  On March 16, 1999, our Board of Directors announced the appointment of Dr. Keren Brown Wilson, a co-founder of the Company, as President and Chief Executive Officer. The board also announced the appointment of Leslie J. Mahon as Vice President and Chief Operating Officer and James W. Cruckshank as Vice President and Chief Financial Officer. Pursuant to an agreement (the "Consulting Agreement") between Mr. McBride and us, Mr. McBride agreed to provide consulting services to us and to resign from his position as our Chief Executive Officer.

  The Consulting Agreement provided for the payment to Mr. McBride of a lump sum cash termination payment of $490,000, which was reduced to $390,000 to reflect repayment of a $100,000 bonus paid to Mr. McBride in 1998. In addition, we agreed to pay Mr. McBride a lump sum cash payment of $750,000 in consideration for Mr. McBride's agreement to forfeit his interest in 200,000 shares of restricted stock held by him and to terminate the agreement related thereto. In addition, pursuant to the Consulting Agreement, Mr. McBride agreed to forfeit a $4.0 million termination payment he would be entitled to receive under certain circumstances, including upon a change of control. We recorded a charge of approximately $525,000 included in corporate general and administrative expenses in the first quarter of 1999 in connection with such payments. We also agreed to pay Mr. McBride a consulting fee of $15,000 per month for a period of one year.

  In March 1999, we entered into an amendment with Dr. Wilson to her employment agreement to provide that we will employ Dr. Wilson as President and Chief Executive Officer. In addition, we agreed to pay Dr. Wilson a lump sum cash payment of $187,500 (which was reduced to $87,500 to reflect repayment of a $100,000 bonus paid in 1998) in consideration for Dr. Wilson's agreement to forfeit her interest in 50,000 shares of restricted stock held by her and to terminate the restricted stock agreement related to those shares. We made the cash payment and cancelled the restricted stock in June 1999.

  On March 31, 1999, we announced that Mr. McBride had resigned as Chairman of the Board of Directors and had decided not to seek reelection to the Board of Directors at the next annual meeting of shareholders. We also announced the election of Richard Ladd as interim Chairman.

  In April 1999, we announced the increase in the number of board members from five to six and the election by the board of Jill M. Krueger to serve as a director and as chairman of our Audit Committee.

Development Cost Write-Off

  As a result of a continued reduction in our new residence development activities, we wrote-off $1.3 million relating to previously capitalized development costs during the first quarter of 1999. We will incur a similar charge of $3.5 million during the second quarter 1999. In the event that in the future we do not complete and open residences planned for development, we may incur similar write-offs. However, we have no present intention of commencing further development activity beyond the 10 residences currently included in construction in process as of June 30, 1999.

Regulatory Matters

  During 1998, a license revocation action was commenced at one of our residences in the State of Washington. In July 1999 following discussions with the licensing agency we settled this action without the revocation becoming effective. We also were involved in regulatory proceedings with respect to certain of our residences in Oregon during the three months ended March 31, 1999.

Overview

  We operate, own, lease and develop free-standing assisted living residences, primarily in small middle-market rural and suburban communities with a population typically ranging from 10,000 to 40,000. As of June 30, 1999 we had operations or development activities in 16 states. We also provide personal care and support services, and make available routine health care services (as permitted by applicable regulations) designed to meet the personal and health care needs of our residences.

  As of March 31, 1999, we had 181 assisted living residences with a certificate of occupancy, 169 of which (6,496 units), were included in our operating results. Our residences typically receive a certificate of occupancy upon completion of construction. Our residences are included in our operating results when they receive a license or its equivalent from the state in which they are located. It may take several months to receive a license after receiving a certificate of occupancy. Of the residences included in our operating results, we owned 99 residences (3,863 units) and leased 70 residences (2,633 units).

  We derive our revenues primarily from resident fees for rent and for the delivery of assisted living services. Resident fees typically are paid monthly by residents, their families, state Medicaid agencies or other responsible parties. Resident fees include revenue derived from a multi-tiered rate structure, which varies based on the level of care provided. Resident fees are recognized as revenues when services are provided.

  Our operating expenses include:

  . residence operating expenses, such as staff payroll, food, property taxes, utilities, insurance and other direct residence operating costs;

  . general and administrative expenses, consisting of corporate and support functions such as legal, accounting and other administrative expenses;

  .  building rentals; and

  .  depreciation and amortization.

  Our operating results for the three months ended March 31, 1999 were adversely affected by increased competition for both labor and residents, increased corporate, general and administrative expenses, development site write-offs and by the diversion of management's time and attention to:

  .  the proposed merger with ARC and its subsequent termination;

  .  the regulatory matters in the States of Washington and Oregon;

  .  the financial statement restatement; and

  .  the securityholder litigation.

  Certain of these factors led to a decline in occupancy rates at our Stabilized Residences (as defined below) and to slower fill-up of our Start-Up Residences (as defined below). In addition, operating costs at many of our residences have increased, primarily due to the diversion of management's time and attention. As a result, our residence operating income was lower in the three months ended March 31, 1999 compared to the three months ended March 31, 1998. We expect operating margins at our Stablized and Same Store Residences to be substantially lower in each of the fiscal quarters of 1999 than in 1998 due to the decline in occupancy rates and increase in operating costs described above.

  The following table sets forth, for the period presented, the number of residences and units operated, average occupancy rates and sources of revenue for us. The portion of revenues received from state Medicaid agencies are labeled as "Medicaid state portion" while the portion of our revenues that a Medicaid-eligible resident must pay out of his or her own resources is labeled "Medicaid resident portion."

                                                           Three Months Ended
                                                                March 31,
                                                           --------------------
                                                             1998       1999
                                                           ---------  ---------
      Total Residences:
        Residences operated (end of period)...............       122        169
        Units operated (end of period)....................     4,540      6,496
        Average occupancy rate............................      71.7%      72.9%
      Sources of revenue:
        Medicaid state portion............................      10.6%      10.5%
        Medicaid resident portion.........................       5.9%       5.8%
        Private...........................................      83.5%      83.7%
                                                           ---------  ---------
      Total...............................................     100.0%     100.0%
                                                           =========  =========

  The following tables set forth, for the periods presented the compilation of operating results of stabilized, start-up and other corporate activities including ancillary services. Stabilized Residences are defined as those residences which were operating for more than twelve months prior to the beginning of the period or had achieved a 95% occupancy rate as of the beginning of the reporting period. Start-Up residences are defined as those residences which were operating for less than twelve months prior to the beginning of the period or had not achieved a 95% occupancy rate as of the beginning of the reporting period. In June 1998 we announced that we would exit from a home health care operation acquired in October 1997. The results of operations of the home health operations are included in Corporate in the tables below.

               Compilation of Stabilized and Start-up Residences
                       Three Months Ended March 31, 1999
               (in thousands except unit and average rent data)

                                     Stabilized  Start-up
                                     Residences Residences Corporate  Total
                                     ---------- ---------- --------- --------
Revenue.............................  $ 20,415   $ 6,168    $   --   $ 26,583
Residence operating expense.........    14,102     5,438        225    19,765
                                      --------   -------    -------  --------
  Residence operating income........     6,313       730       (225)    6,818
Corporate, general and
 administrative.....................       --        --       4,230     4,230
Building rentals....................     3,204       138        --      3,342
Depreciation and amortization.......     1,021       948        211     2,180
Site abandonment costs..............       --        --       1,309     1,309
                                      --------   -------    -------  --------
    Total other operating expenses..     4,225     1,086      5,750    11,061
                                      --------   -------    -------  --------
    Operating income (loss).........     2,088      (356)    (5,975)   (4,243)
                                      ========   =======    =======  ========
Residences operated.................       115        54        --        169
Units operated......................     4,372     2,124        --      6,496
Average occupancy rate..............      83.6%     50.3%       --       72.9%
Weighted-average rent...............  $  1,851   $ 1,944        --   $  1,871
Residence operating income margin...      30.9%     11.8%       --       25.6%

               Compilation of Stabilized and Start-up Residences
                       Three Months Ended March 31, 1998
               (in thousands except unit and average rent data)

                                     Stabilized  Start-up
                                     Residences Residences Corporate  Total
                                     ---------- ---------- --------- --------
Revenue.............................  $ 11,069   $ 6,134    $ 1,570  $ 18,773
Residence operating expense.........     6,235     3,883      1,300    11,418
                                      --------   -------    -------  --------
  Residence operating income........     4,834     2,251        270     7,355
Corporate, general and
 administrative.....................       --        --       1,568     1,568
Building rentals....................     1,807     1,375        --      3,182
Depreciation and amortization.......       429       555        213     1,197
                                      --------   -------    -------  --------
    Total other operating expenses..     2,236     1,930      1,781     5,947
                                      --------   -------    -------  --------
Operating income (Loss).............  $  2,598   $   321    $(1,511) $  1,408
                                      ========   =======    =======  ========
Residences operated.................        63        59        --        122
Units operated......................     2,264     2,276        --      4,540
Average occupancy rate..............      92.9%     47.7%       --       71.7%
Weighted average rent...............  $  1,745   $ 1,931        --   $  1,805
Residence operating income margin...      43.7%     36.7%       --       39.2%

  The following tables set forth, for the periods presented, the compilation of operating results of Same Store residences. Same Store residences are defined as those residences which were operating throughout comparable reporting periods.

                     Compilation of Same Store Residences
                       Three Months Ended March 31, 1999
               (in thousands except unit and average rent data)

                                                           March 31,  March 31,
                                                             1998       1999
                                                           ---------  ---------
      Revenue............................................. $ 16,461   $ 18,731
      Residence operating expense.........................    9,877     12,928
                                                           --------   --------
        Residence operating income........................    6,584      5,803
      Building rentals....................................    3,101      3,203
      Depreciation and amortization.......................      852        892
                                                           --------   --------
        Total other operating expenses....................    3,953      4,095
                                                           --------   --------
          Operating income................................ $  2,631   $  1,708
                                                           ========   ========
      Residences operating................................      108        108
      Units operating.....................................    4,047      4,047
      Average occupancy rate..............................     75.4%      82.5%
      Weighted average rent............................... $  1,801   $  1,860
      Residence operating income margin...................     40.0%      31.0%

Results of Operations

Three months ended March 31, 1999 compared to three months ended March 31,
1998

  We incurred a net loss of $7.7 million, or $0.45 per basic and diluted share, on revenue of $26.6 million for the three months ended March 31, 1999 (the "March 1999 Quarter") as compared to a net loss of $784,000 or $0.05 per basic and diluted share, on revenues of $18.8 million for the three months ended March 31, 1998 (the "March 1998 Quarter").

  We had certificates of occupancy for 181 residences, 169 of which were included in our operating results for the March 1999 Quarter as compared to 145 residences with certificates of occupancy, 122 of which were included in our operating results as of the end of the March 1998 Quarter.

  Of the residences included in our operating results at the end of the March 1999 Quarter, we owned 99 residences and we leased 70 residences (all of which were operating leases) as compared to 54 owned residences and 68 leased residences (52 of which were operating leases and 16 of which were accounted for as financings) as of the end of the March 1998 Quarter.

  Revenues. Revenues were $26.6 million for the March 1999 Quarter as compared to $18.8 million for the March 1998 Quarter, a net increase of $7.8 million.

  Revenue increases consisted of:

  .  $2.3 million related to the 108 Same Store Residences (4,047 units); and

  . $7.1 million related to the 47 residences (1,956 units) which commenced operations subsequent to the March 1998 Quarter.

  This increase in revenue was offset by a $1.6 million reduction in revenue from ancillary services. As a result of discontinuing our home health care operations, we had no revenue from ancillary services during the March 1999 Quarter as compared to $1.6 million of revenue from ancillary services for the March 1998 Quarter.

  Revenue from Same Store Residences was $18.7 million for the March 1999 Quarter as compared to $16.5 million for the March 1998 Quarter, an increase of $2.2 million. The increase in revenue from Same Store Residences was a combination of:

  . An increase in occupancy to 82.5% for the March 1999 Quarter as compared to 75.4% for the March 1998 Quarter; and

  . An increase in average monthly rental rate to $1,860 for the March 1999 Quarter as compared to $1,801 for the March 1998 Quarter.

  Of the $26.6 million in revenue reported for the March 1999 Quarter:

  . $20.4 million or 76.7% was attributable to Stabilized Residences. As of the end of the March 1999 Quarter, we had 115 Stabilized Residences (4,372 units) with an average occupancy of 83.6% and average monthly rental rate of $1,851; and

  . $6.2 million or 23.3% was attributable to Start-Up Residences. As of the end of the March 1999 Quarter, we had 54 Start-Up Residences (2,124 units) with an average occupancy of 50.3% and average monthly rental rate of $1,944.

  Residence Operating Expenses. Residence operating expenses were $19.8 million for the March 1999 Quarter as compared to $11.4 million for the March 1998 Quarter, a net increase of $8.4 million.

  Residence operating expense increases consisted of:

  .  $3.1 million related to the 108 Same Store Residences (4,047 units); and

  . $6.4 million related to the 47 residences (1,956 units) which commenced operations subsequent to the March 1998 Quarter.

  This increase in residence operating expense was offset by a $1.1 million reduction in operating expenses associated with ancillary services. As a result of the shutdown of our home health care operations, we had $225,000 of final operating expenses from ancillary services during the March 1999 Quarter as compared to $1.3 million of expenses from ancillary services for the March 1998 Quarter.

  Residence operating expenses for the Same Store Residences were $12.9 million for the March 1999 Quarter as compared to $9.9 million for the March 1998 Quarter, an increase of $3.0 million. The increase in operating expenses from Same Store Residences was partly attributable to additional expenses associated with the increase in occupancy at the Same Store Residences subsequent to the March 1998 Quarter and partly due to operating inefficiencies resulting from the diversion of management's attention as discussed above .

Of the $19.7 million in residence operating expenses reported for the March 1999 Quarter:

  .  $14.1 million or 71.6% was attributable to Stabilized Residences;

  .  $5.4 million or 27.4% was attributable to Start-Up Residences; and

  .  $225,000 or 1.0% was attributable to ancillary services.

  Corporate, General and Administrative. Corporate, general and administrative expenses were $4.2 million for the March 1999 Quarter compared to $1.6 million in the March 1998 Quarter. Our corporate general and administrative expenses before capitalized payroll costs were $4.5 million for the March 1999 Quarter as compared to $2.2 million for the March 1998 Quarter, an increase of $2.3 million. Corporate, general and administrative expenses increased due to the following:

  . $700,000 of the increase is due to additional professional fees associated with increased legal, financial advisory and accounting costs due to regulatory issues, securityholder litigation and the restatement of our earnings for the years ended December 31, 1996, 1997 and the interim 1998 periods.

  . $530,000 as a result of expansion of the corporate offices, the expansion of regional-level management and increased activity due to the number of operating residences. This includes increased travel and communications costs.

  . $530,000 of the increase is due to separation costs for certain terminated corporate employees including costs associated with severance and consulting agreements between us and our former chief executive officer.

  . $390,000 is a result of increased payroll costs for corporate and regional staff.

  . $200,000 of costs incurred in connection with the terminated merger in January of 1999.

  We capitalized $246,000 of payroll costs for the March 1999 Quarter as compared to $576,000 for the March 1998 Quarter. The decrease is a result of a decrease in development activities. We expect a further reduction in future periods.

  Included in additional general and administrative expenses are certain costs associated with exiting our home health operations, including transitioning certain employees to corporate and regional functions. We anticipate that we will have completely exited the home health care operations by September 30, 1999.

  Building Rentals. Building rentals increased to $3.3 million in the March 1999 Quarter from $3.2 million in the March 1998 Quarter, an increase of $100,000. This increase was due to rate increases on our operating leases. Prior to amending lease terms on 16 residences, effective March 31, 1999, we had 54 operating in the March 1999 Quarter compared to 52 operating leases in the March 1998 Quarter. In March 1999, we amended lease terms on the 16 leases accounted for as financings. The amendments eliminated our continuing involvement in the residences in the form of a fair value purchase option. As a result, the leases are now accounted for as operating leases as of March 31, 1999. Accordingly, rent expense related to such leases after the date of the amendment will be classified as building rentals, rather than interest expense as previously recorded. As a result of the amendments, we had 70 operating leases as of March 31, 1999.

  Depreciation and Amortization. Depreciation and amortization expense was $2.2 million in the March 1999 Quarter compared to $1.2 million in 1998, an increase of $1.0 million. The increase is due to:

  . Depreciation expense related to the 45 new residences that opened subsequent to March 31, 1998;

  . Depreciation expense related to the 12 residences that commenced operations in the March 1998 Quarter;

  .  $104,000 in additional depreciation expense for corporate overhead; and

  . $95,000 less amortization of goodwill as a result of the write off $7.5 million of goodwill in the three months ended June 30, 1998.

  With the amendment to 16 of our leases, as discussed above, we will no longer record depreciation expense with respect to these 16 residences.

  Site Abandonment Costs. As the result of our decision to reduce the number of new residences openings in the future we recorded site abandonment costs of $1.3 million with respect to 15 sites which we will not develop. We incurred additional write-offs of $3.5 million during the quarter ended June 30, 1999.

  Interest Expense. Interest expense was $3.8 million for the March 1999 Quarter compared to $1.1 million for the March 1998 Quarter. Gross interest expense for the March 1999 Quarter was $4.8 million compared to $3.1 million for the March 1998 Quarter, a net increase of $1.7 million.

  Interest expense increased by:

  .  $1.2 million due to the issuance of 5.625% Debentures due 2003 in April
     1998;

  . $675,000 due to the full quarter impact of mortgage financing done subsequent to March 31, 1998; and

  . $95,000 due to interest expense associated with payments received from our joint venture partner (accounted for as loans).

  This increase was offset by a $270,000 reduction in interest expense as a result of the redemption of the 7.0% Convertible Subordinated Debentures due 2005 in August 1998.

  We capitalized $1.0 million of interest expense for the March 1999 Quarter compared to $2.0 million for the March 1998 Quarter. The decrease is a result of lower development activity. We expect a further reduction in future periods.

  With the amendment to 16 of our leases, as discussed above, we will no longer record interest expense with respect to these 16 residences.

  Interest Income. Interest income was $605,000 for the March 1999 Quarter compared to $595,000 for the March 1998 Quarter, an increase of $10,000.

  Loss on Sale and Disposal of Assets. Loss on sale or disposal of assets was $127,000 for the March 1999 Quarter as compared to $209,000 for the March 1998 Quarter. The loss in the March 1999 Quarter primarily related to the write-off of leasehold improvements associated with relocating our corporate office. The loss for the March 1998 quarter primarily resulted from losses incurred in connection with one sale and leaseback transaction completed during the period and from losses resulting from additional capital costs incurred during the period on sale and leaseback transactions completed during fiscal year 1997.

  Other Expenses. Other expense was $100,000 for the March 1999 Quarter as compared to other income of $7,000 for the March 1998 Quarter. Other expenses during the March 1999 Quarter primarily related to the repurchase of the operations of 17 residences formerly operated pursuant to our joint venture agreements.

  Cumulative Effect of Change in Accounting Principle. We adopted Statement of Position 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5") effective January 1, 1998. Under SOP 98-5, start-up costs associated with the opening of new residences are expensed as incurred. We recognized a charge of $1.5 million during fiscal year 1998 associated with adopting such provision. Prior to the adoption of SOP 98-5, we capitalized pre-opening costs on our balance sheet and amortized such costs over a 12-month period.

  Net Loss. As a result of the above, we incurred a net loss of $7.7 million or $0.45 per share for the March 1999 Quarter, compared to a net loss of $784,000, or $0.05 per basic and diluted share, for the March 1998 Quarter.

Liquidity and Capital Resources

  At March 31, 1999, we had working capital of $25.6 million, including cash and marketable securities of $38.3 million.

  Net cash used in operating activities was $2.7 million during the March 1999 Quarter. The primary use of cash in operations was to fund the cash component of the net loss of $7.7 million.

  Net cash used in investing activities totaled $21.6 million during the March 1999 Quarter. The primary use of cash was $17.2 million related to the development of new assisted living residences in Florida, Michigan, Georgia, Indiana, Iowa, New Jersey, and South Carolina. In addition, we used $4.4 million to purchase highly liquid marketable debt securities.

  Net cash used by financing activities totaled $737,000 million during the March 1999 Quarter.

  During the March 1999 Quarter, we made cash payments of approximately $1.2 million related to severance arrangements and repurchases of restricted stock.

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

  In addition to the 169 residences (6,496) units in operation as of March 31, 1999, we intend to commence operation on an additional 16 residences (approximately 635 units) during 1999. We expect to incur up to $30.0 million in capital expenditures and related start-up costs with respect to our development activities for fiscal year 1999, approximately $25.0 million of which had been incurred as of June 30, 1999. We expect that Start-Up Residences will incur significant operating losses during the fill-up period. As a result, our operating income will be adversely affected by operating losses at certain residences, primarily Start-Up Residences, which we expect will range from $3.5 million to $5.0 million during 1999. We intend to utilize our cash on hand and current working capital resources to complete the 16 residences that we had under construction at March 31, 1999 and to fund any operating losses until the residences under construction and any other Start-Up-Residences achieve positive cash flows. In addition, we estimate we will spend approximately $350,000 to develop the information technology needed to effectively operate our residences. We do not anticipate any significant capital expenditures within the foreseeable future with respect to the residences currently operating or those pending licensure as of March 31, 1999.

  We believe that our current cash on hand and our working capital resources are sufficient to meet our capital needs for the next 12 to 18 months. However, to provide us with additional capital, we may explore various financing alternatives and/or commitments to engage in sale and leaseback transactions. We currently do not have in place any of such loan or lease commitments. As a result of the class action suits, the restatement and other factors, there can be no assurances that financing from any source will be available in the future, or, if available, that such financing will be on terms acceptable to us.

  As of March 31, 1999, we had invested excess cash balances in short-term certificates of deposit, U.S. Treasury securities and highly liquid marketable debt securities.

Year 2000 Matters

  The year 2000 issue refers to a computer system's potential failure to recognize dates on or beyond January 1, 2000 due to reading two digits, rather than four, to define the applicable year. As a result, computer programs and systems may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. Our year 2000 readiness plan consists of:

  . identify and assess year 2000 issues in our information and non-information technology systems, including inquiring of third parties with whom we do significant business, such as vendors and suppliers, as to the state of their 2000 readiness;

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

  . We may have year 2000 issues with significant third parties. We are in the process of obtaining year 2000 compliance letters and reports from suppliers, banks, and other third party payors, including the federal government. To date, no such payor has indicated an inability to continue remittances in the normal course of business. However, most such payors, including the federal government, are in the process of evaluating and updating their internal systems and cannot yet assure us that their systems are year 2000 compliant. We also face the risk that vendors from which we purchase goods and services, such as utility providers and our payroll providers, may have systems that are not year 2000 compliant. We plan to monitor the progress of our major vendors in achieving year 2000 compliance.

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

PART II. -- OTHER INFORMATION

Item 1. Legal Proceedings

 Securityholder Litigation

  Since February 1, 1999 12 separate complaints, which have since been consolidated into one action, have been filed against us and certain of our officers and directors in the United States District Court for the District of Oregon. On July 23, 1999, a consolidated complaint was filed in connection with this litigation. The consolidated complaint purports to be brought on behalf of a class of purchasers of our common stock from July 28, 1997 through March 31, 1999 and on behalf of a class of purchasers of our 6.0% Debentures and 5.625% Debentures from the date of issuance through March 31, 1999. The consolidated complaint alleges violations of the federal securities laws and seeks unspecified damages. It also names as additional defendants certain of our directors that were not named previously, as well as our independent auditors (solely in connection with our 1998 offering of 5.625% Debentures) and the underwriters in connection with our 1997 offering of 6.0% Debentures. We cannot predict the outcome of the foregoing litigation and currently are unable to evaluate the likelihood of success or the range of possible loss. However, if the foregoing litigation were determined adversely to us, such a determination could have a material adverse effect on our financial condition, results of operations, cash flow or liquidity.

 Other Litigation

  We are involved in various lawsuits and claims arising in the ordinary course of business. In the opinion of our management, although the outcomes of these suits and claims are uncertain, in the aggregate they should not, except as noted in the immediately preceding paragraph, have a material adverse effect on our financial condition, results of operations, cash flow or liquidity.

Item 6. Exhibits and Reports on Form 8-K

  (a)  The following documents are filed as part of this report:

     Exhibit
     Number
     -------
       12    Ratio of Earnings to Fixed Charges
       27    Financial Data Schedule

  (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Sections 13 or 15(d) the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ASSISTED LIVING CONCEPTS, INC.
                                          Registrant

September 23, 1999                                 /s/ James Cruckshank
                                          By: _________________________________

                                            Name: James Cruckshank
                                            Title:  Vice President and Chief
                                                    Financial Officer

September 23, 1999                               /s/ M. Catherine Maloney
                                          By: _________________________________

                                            Name: M. Catherine Maloney
                                            Title:  Vice President and Chief
                                                    Accounting Officer