Form 10-Q
period 1999-06-30
ASSISTED LIVING CONCEPTS INC
filed 1999-09-29
CIK 929994

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

                 For the quarterly period ended June 30, 1999

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

                    11835 NE Glenn Widing Drive, Building E
                            Portland, Oregon 97220
                   (Address of principle executive offices)

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

  Shares of Registrant's common stock, $.01 par value, outstanding at August 6, 1999 is 17,120,745.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                         ASSISTED LIVING CONCEPTS, INC.

                                   FORM 10-Q

                                 June 30, 1999

                                     INDEX

                                                                          Page
                                                                          -----
PART I -- FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Balance Sheets, December 31, 1998 and June 30, 1999.....     3

    Consolidated Statements of Operations and Consolidated Statements of
     Comprehensive Income (Loss), Three and Six Months Ended June 30,
     1998 and 1999.......................................................     4

    Consolidated Statements of Cash Flows, Six Months Ended June 30, 1998
     and 1999............................................................     5

    Notes to Consolidated Financial Statements...........................   6-9

  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations................................................. 10-22

PART II -- OTHER INFORMATION

  Item 1. Legal Proceedings..............................................    23

  Item 6. Exhibits and Reports on Form 8-K...............................    23

PART I -- FINANCIAL INFORMATION
Item 1 Financial Statements

                         ASSISTED LIVING CONCEPTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                       June 30,
                                                         December 31,    1999
                                                             1998     (unaudited)
ASSETS                                                   ------------ -----------
Current assets:
  Cash and cash equivalents.............................   $ 55,036    $ 17,022
  Marketable securities, available for sale.............      4,000       8,200
  Accounts receivable, net of allowance for doubtful
   accounts of $179 at 1998 and $237 at 1999............      5,127       6,960
  Prepaid expenses......................................        992       1,034
  Other current assets..................................      4,472       3,992
                                                           --------    --------
    Total current assets................................     69,627      37,208
                                                           --------    --------
Property and equipment..................................    284,754     289,733
Construction in process.................................     51,304      30,936
                                                           --------    --------
  Total property and equipment..........................    336,058     320,669
  Less accumulated depreciation.........................      9,133      12,332
                                                           --------    --------
  Property and equipment -- net.........................    326,925     308,337
                                                           --------    --------
Goodwill................................................      5,371       5,205
Other assets............................................     12,746      10,297
                                                           --------    --------
    Total assets........................................   $414,669    $361,047
                                                           ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................   $  1,622    $  1,298
  Construction payable..................................      6,942       3,704
  Accrued real estate taxes.............................      4,837       5,720
  Other accrued expenses................................      6,127       5,351
  Other current liabilities.............................      4,857       2,207
  Current portion of long-term debt.....................      1,386       1,402
                                                           --------    --------
  Total current liabilities.............................     25,771      19,682
                                                           --------    --------
Other non-current liabilities...........................      3,415       4,913
Long term debt..........................................    105,036      73,263
Convertible subordinated debentures.....................    161,250     161,250
                                                           --------    --------
    Total liabilities...................................    295,472     259,108
                                                           --------    --------
Commitments and contingencies
Shareholders' equity:
  Preferred Stock, $.01 par value; 1,000,000 shares
   authorized; None issued and outstanding..............        --          --
  Common Stock, $.01 par value; 80,000,000 shares
   authorized; issued and outstanding 17,344,143 shares
   and 17,120,745 in 1998 and 1999......................        173         171
  Unearned compensation expense on restricted stock.....     (3,492)        --
  Additional paid-in capital............................    148,533     144,651
  Fair market value in excess of historical cost of
   acquired net assets Attributable to related party
   transactions.........................................       (239)       (239)
  Accumulated other comprehensive income (loss).........        --         (200)
  Accumulated deficit...................................    (25,778)    (42,444)
                                                           --------    --------
  Total shareholders' equity............................    119,197     101,939
                                                           --------    --------
    Total liabilities and shareholders' equity..........   $414,669    $361,047
                                                           ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                           Three Months     Six Months Ended
                                          Ended June 30,        June 30,
                                         -----------------  ------------------
                                           1998     1999      1998      1999
                                         --------  -------  --------  --------
Revenues................................ $ 21,153  $28,479  $ 39,926  $ 55,062

Operating expenses:
  Residence operating expenses..........   13,139   19,800    24,556    39,565
  Corporate general and administrative..    2,045    5,113     3,613     9,343
  Building rentals......................    2,811    3,827     5,603     6,919
  Building rentals to related party.....      389      300       779       550
  Depreciation and amortization.........    1,503    2,087     2,700     4,267
  Site abandonment costs................    1,001    3,467     1,001     4,776
  Write off of impaired assets and
   related expenses.....................    8,874      --      8,874       --
                                         --------  -------  --------  --------
    Total operating expenses............   29,762   34,594    47,126    65,420
                                         --------  -------  --------  --------
Operating income (loss).................   (8,609)  (6,115)   (7,200)  (10,358)
                                         --------  -------  --------  --------
Other income (expense):
  Interest expense......................   (2,945)  (3,301)   (4,007)   (7,096)
  Interest income.......................    1,006      407     1,600     1,012
  Loss on sale or disposal of assets....     (211)     --       (420)     (127)
  Other income (expense)................   (1,072)       3    (1,065)      (97)
                                         --------  -------  --------  --------
    Total other income (expense)........   (3,222)  (2,891)   (3,892)   (6,308)
                                         --------  -------  --------  --------
Net loss before cumulative effect of
 change in accounting principle.........  (11,831)  (9,006)  (11,092)  (16,666)
Cumulative effect of change in
 accounting principle...................      --       --     (1,523)      --
                                         --------  -------  --------  --------
Net loss................................ $(11,831) $(9,006) $(12,615) $(16,666)
                                         ========  =======  ========  ========
Basic and diluted net loss per common
 share before cumulative effect of
 change in accounting principle......... $  (0.75) $ (0.53) $  (0.71) $  (0.97)
Cumulative effect of change in
 accounting principle...................      --       --      (0.10)      --
                                         --------  -------  --------  --------
Basic and diluted net loss per common
 share.................................. $  (0.75) $ (0.53) $  (0.81) $  (0.97)
                                         ========  =======  ========  ========
Basic and diluted weighted average
 common shares outstanding..............   15,679   17,116    15,682    17,096

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                  (unaudited)

                                           Three Months     Six Months Ended
                                          Ended June 30,        June 30,
                                         -----------------  ------------------
                                           1998     1999      1998      1999
                                         --------  -------  --------  --------
Net loss................................ $(11,831) $(9,006) $(12,615) $(16,666)
Other comprehensive income (loss):
  Unrealized losses on investments......      --      (155)      --       (200)
                                         --------  -------  --------  --------
Comprehensive loss...................... $(11,831) $(9,161) $(12,615) $(16,866)
                                         ========  =======  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                           ------------------
                                                             1998      1999
                                                           --------  --------
Operating activities:
Net loss.................................................. $(12,615) $(16,666)
Adjustment to reconcile net loss to net cash provided by
 (used in) operating activities:
  Depreciation and amortization...........................    2,700     4,267
  Provision for doubtful accounts.........................      --         58
  Site abandonment cost...................................    1,001     4,776
  Write-off of impaired assets and related expenses.......    8,874       --
  Loss on sale or disposal of assets......................      420       127
  Cumulative effect of change in accounting principle.....    1,523       --
  Compensation expense earned on restricted stock.........      304       204
Changes in assets and liabilities, excluding effects of
 acquisitions:
  Accounts receivable.....................................     (871)   (1,891)
  Prepaid expenses........................................      --        (42)
  Other current assets....................................   (1,064)      480
  Other assets............................................     (366)    1,894
  Accounts payable and accrued expenses...................    3,592      (217)
  Non-current liabilities.................................        6    (1,152)
                                                           --------  --------
Net cash provided by (used in) operating activities.......    3,504    (8,162)
                                                           --------  --------
Investing activities:
Purchase of marketable securities, available for sale.....      --     (4,400)
Funds held in trust.......................................    1,956       --
Acquisitions, net of cash and debt acquired...............   (8,564)      --
Proceeds from sale of land and residences.................    2,813        19
Purchases of property and equipment.......................  (70,813)  (24,606)
                                                           --------  --------
Net cash used in investing activities.....................  (74,608)  (28,987)
                                                           --------  --------
Financing activities:
Debt issuance costs.......................................   (3,166)      --
Proceeds from long-term debt..............................   14,742       --
Payments on long-term debt................................     (165)     (269)
Proceeds from issuance of common stock....................      483       154
Proceeds from issuance of convertible subordinated
 debentures...............................................   75,000       --
Purchase of common stock..................................   (2,753)      --
Retirement of restricted stock............................      --       (750)
                                                           --------  --------
Net cash provided by (used in) financing activities.......   84,141      (865)
                                                           --------  --------
Net increase (decrease) in cash and cash equivalents......   13,037   (38,014)
Cash and cash equivalents, beginning of period............   63,269    55,036
                                                           --------  --------
Cash and cash equivalents, end of period.................. $ 76,306  $ 17,022
                                                           ========  ========
Supplemental disclosure of cash flow information:
  Cash payments for interest.............................. $  5,472  $  8,271
  Cash payments for income taxes.......................... $    590  $    --
  Unrealized loss on marketable securities................ $    --   $   (200)
  Conversion of construction financing to sale-leaseback.. $  2,150  $    --
  Extinguishment of long term debt from lease amendments.. $    --   $ 31,488
  Disposal of property, plant and equipment from lease
   amendments............................................. $    --   $ 30,933
  Increase (decrease) in construction payable and property
   and equipment.......................................... $ (7,618) $ (3,238)

  The accompanying notes are an integral part of these consolidated financial statements.

                ASSISTED LIVING CONCEPTS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies

  Assisted Living Concepts, Inc. (the "Company") owns, operates and develops assisted living residences which provide housing and services to older persons who need help with the activities of daily living such as bathing and dressing. The Company provides personal care and support services and makes available routine health care services, which are designed to meet the needs of our residents.

Basis of Presentation and Principles of Consolidation

  These consolidated financial statements have been prepared without being audited, as allowed by the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include our accounts and our wholly owned subsidiaries that manage, own, and develop assisted living residences. All significant intercompany accounts and transactions have been eliminated in the consolidation. Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

  The financial information included in these financial statements contain all adjustments (which consist of normal recurring adjustments, with the exception in 1999 of site abandonment costs, purchase of restricted stock and severance costs associated with the termination of certain employment agreements and in 1998 of site abandonment costs and the write-off of impaired assets and related expenses) which are, in the opinion of our management, necessary for a fair presentation of results for the quarterly periods. The results of operations for the three and six-month periods ended June 30, 1999 do not necessarily indicate the results that are expected for the full year.

2. Marketable Securities

  Marketable securities consist of U.S. Treasury securities and other highly liquid marketable debt securities. The aggregate market value of securities held at June 30, 1999 was $8.2 million. These investments which have a historical cost of $8.4 million have been classified as available for sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result, unrealized investment losses of $200,000 are included as a component of comprehensive income and shareholders' equity at June 30, 1999.

3. Property and Equipment

  The Company's property and equipment, stated at cost, consists of the following (in thousands):

                                                          December 31, June 30,
                                                              1998       1999
                                                          ------------ --------
      Land...............................................   $ 18,217   $ 18,470
      Buildings and improvements.........................    256,904    258,355
      Equipment..........................................      2,865      5,166
      Furniture..........................................      6,768      7,742
                                                            --------   --------
        Sub-total........................................    284,754    289,733
      Construction in process............................     51,304     30,936
                                                            --------   --------
      Total property and equipment.......................    336,058    320,669
      Less accumulated depreciation......................      9,133     12,332
                                                            --------   --------
      Property and equipment, net........................   $326,925   $308,337
                                                            ========   ========

  During the three and six months ended June 30, 1999, the Company capitalized interest costs of $620,000 and $1.6 million, respectively, relating to financing of construction in process. In addition, the Company capitalized payroll costs that are directly related to the construction and development of the residences of $167,000 and $413,000 for the three and six months ended June 30, 1999, respectively.

  As a result of the continued reduction in the Company's development activities, the Company wrote-off $3.5 million and $4.8 million of capitalized costs during the three and six months ended June 30, 1999, respectively, relating to the abandonment of certain development sites and other related development costs. As of June 30, 1999, construction in process included only costs related to sites currently being constructed, 7 sites where the Company owns the land and is holding the site for future development and 3 sites where the Company owns the land and is holding the site for future expansion of existing facilities.

  As of June 30, 1999, the Company had begun construction on 4 residences (156 units) ($10.2 million). Construction in process also includes 6 residences (245 units) ($19.0 million) that have received a certificate of occupancy, but are pending licensure. The remaining costs are related to the 10 sites discussed above.

  The Company had certificates of occupancy for 181 residences, 175 of which are included in the Company's operating results for the six months ended June 30, 1999 as compared to 161 residences with certificates of occupancy, 143 of which were in operating results as of June 30, 1998.

  During 1996 and 1997 the Company entered into 16 sale and leaseback transactions which contained purchase options entitling the Company to purchase the residences at fair market value at the end of the initial lease terms ranging from 14 to 15 years. As a result of the purchase options, the Company accounted for these sale and leaseback transactions using the finance method in Statement of Accounting Standards No. 98, Accounting for Leases. In March 1999, the Company amended these leases. The amendments eliminated the Company's purchase option; therefore the leases are accounted for as operating leases. As a result, the Company recorded (i) the disposal of net property, plant and equipment in the amount of $30.9 million, (ii) the extinguishment of long-term debt in the amount of $31.5 million, and (iii) a deferred gain of $1.5 million. The deferred gain is included in other liabilities and is being amortized over the remaining initial lease term as an offset to future reported rent expense.

4. Leases

  A summary of leases that the Company has entered into since its inception is as follows:

                                     Number of Sale                                      Units
                            Number   and Leaseback            Number of Sale             under
                          of Leased    Residences     Total   and Leaseback    Units     Leases
                          Residences Accounted for  Number of   Residences     under   Accounted
                           ("Oregon   as Operating  Operating Accounted for  Operating   for as
                           Leases")      Leases      Leases   as Financings   Leases   Financings
                          ---------- -------------- --------- -------------- --------- ----------
Leases at December 31,
 1994...................        4           --           4           --          114        --
Leases entered into
 during 1995............       --            5           5           --          150        --
                             ----        -----        ----        -----        -----     -----
Leases at December 31,
 1995...................        4            5           9           --          264        --
Leases entered into
 during 1996............        1           19          20            9          763       316
Residences repurchased
 during 1996............       --           (4)         (4)          --         (146)       --
                             ----        -----        ----        -----        -----     -----
Leases at December 31,
 1996...................        5           20          25            9          881       316
Leases entered into
 during 1997............        2           24          26            7        1,025       247
                             ----        -----        ----        -----        -----     -----
Leases at December 31,
 1997...................        7           44          51           16        1,906       563
Leases entered into
 during 1998............       --            4           4           --          139        --
Lease unit expansion
 during 1998............       --           --          --           --           47        10
Leases terminated during
 1998...................       (1)          --          (1)          --          (45)       --
                             ----        -----        ----        -----        -----     -----
Leases at December 31,
 1998...................        6           48          54           16        2,047       573
Lease unit expansion
 during 1999............       --           --          --           --           13        --
Leases with changed
 terms during 1999......       --           16          16          (16)         573      (573)
                             ----        -----        ----        -----        -----     -----
Leases at June 30,
 1999...................        6           64          70            0        2,633        --
                             ====        =====        ====        =====        =====     =====

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

5. Subsequent Events

 Amendments to Certain Loan Agreements

  During the third quarter of 1999, the Company amended certain loan agreements with one of its creditors. Pursuant to the amendment, the Company agreed to provide $8.3 million of additional cash collateral in exchange for the waiver of certain possible defaults, including an amendment to certain financial covenants. In August 1999, the Company restricted $8.3 million of cash balances as a result of such amendment. The amendment also provides for the release of the additional collateral upon the achievement of specified performance targets, provided the Company is in compliance with other terms of the loan agreements.

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

  This Report on Form 10-Q, as well as the Risk Factors included in our Report on Form 10-K for the fiscal year ended December 31, 1998, contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be affected by risks and uncertainties, including without limitation (i) our ability to control costs and improve operating margins (ii) the degree to which our future operating results and financial condition will be affected by the securityholder litigation and the resulting distraction of management's time and attention, (iii) the possibility that we may incur start-up costs in excess of our present expectations, (iv) the effect that the restatement of our financial statements for certain prior reporting periods may have on our compliance with lease and loan covenants, (v) our ability to develop an appropriate strategy to maximize shareholder value and (vi) other risks described in our filings with the Securities and Exchange Commission. In light of such risks and uncertainties, our actual results could differ materially from such forward-looking statements. We do not undertake any obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Restatement

  On February 1, 1999, we announced that after consultation with our independent auditors we would restate our financial statements for the fiscal quarter ended June 30, 1997, the fiscal quarter ended September 30, 1997, the fiscal year ended December 31, 1997, the fiscal quarter ended March 31, 1998, the fiscal quarter ended June 30, 1998, and the fiscal quarter ended September 30, 1998. On March 31, 1999, we announced that the restatement would be more extensive than we had previously believed, and might include periods prior to the second quarter of 1997, including the fiscal year ended December 31, 1996. After further consultation with our independent auditors, the Company determined to restate its financial statements for the fiscal year ended December 31, 1996, the fiscal year ended December 31, 1997 and the first three fiscal quarters of the fiscal year ended December 31, 1998.

  The restatement reduced our net income for the fiscal years ended December 31, 1996 and 1997 and for the nine months ended September 30, 1998 by $2.1 million, $6.7 million and $11.0 million, respectively. The cumulative effect of the restatement reduced shareholders' equity by $19.7 million through September 30, 1998. As a result of the restatement, we reported net losses of $1.9 million, $2.5 million and $13.3 million for the fiscal years ended 1996 and 1997, and the nine months ended September 30, 1998, respectively, as compared to previously reported net income of $149,000 and $4.2 million, and the net loss of $2.4 million, respectively. As a result of the restatement, we reported net loss per diluted share of $0.23, $0.21 and $0.84 for the fiscal years 1996, 1997 and the nine months ended September 30, 1998, respectively, compared to previously reported net income of $0.03 and $0.34 and net loss of $0.14 per diluted share, respectively. As a result of the restatement the Company's cash position on a restated basis as of December 31, 1996, 1997 and as of September 30, 1998 was $2.1 million, $63.3 million and $79.6 million, respectively, as compared to $2.1 million, $63.4 million and $79.8 million respectively, as previously reported. After the restatement, our working capital positions on a restated basis as of December 31, 1996 and 1997 and as of September 30, 1998 were negative $27.1 million, positive $40.1 million and positive $63.0 million, respectively, as compared to previously reported working capital of negative $26.4 million and positive $41.0 million and positive $64.1 million, respectively.

  The restatement resulted primarily from: (i) the earlier recognition of certain expenses which were previously capitalized in association with our development and financing activities; (ii) a modification in how we accounted for certain of our lease arrangements; (iii) a modification in how we accounted for certain of our acquisitions and joint venture arrangements; (iv) the capitalization of fees we received during 1997 and 1998 that we previously recognized as either a reduction of expenses or as other income; (v) the elimination of an impairment write-down that we had previously recorded on three of our residences; (vi) elimination of certain accrued expenses previously recorded pursuant to a change in accounting principle; and (vii) an increase in the amount of goodwill that we wrote off in the second quarter of 1998 relating to exiting our home health operations.

Securityholder Litigation

  Since February 1, 1999 12 separate complaints, which have since been consolidated into one action, have been filed in the United States District Court for the District of Oregon. On July 23, 1999, a consolidated complaint was filed in connection with this litigation naming as additional defendants certain of our directors that were not previously named, as well our independent auditors (solely in connection with our 1998 offering of 5.625% Debentures) and the underwriters in connection with our October 1997 offering of 6.0% Debentures. See Part II, Item 1 (Legal Proceedings) and Note 5 of the unaudited consolidated financial statements included in Item 1 of this report for information regarding this litigation.

Development Cost Write-Off

  As a result of a continued reduction in our new residence development activities, we wrote-off an additional $3.5 million of previously capitalized development costs during the second quarter of 1999. We wrote-off $1.3 million of such costs during the first quarter of 1999 and $2.4 million during the fiscal year 1998 relating to the reduction in development activities. In the event that in the future we do not complete and open residences planned for development, we may incur similar write-offs. However, we have no present intention of commencing further development activity beyond the 10 residences currently included in construction in process as of June 30, 1999.

Regulatory Matters

  During 1998, a license revocation action was commenced at one of our residences in the State of Washington. In July 1999 following discussions with the licensing agency we settled this action without the revocation becoming effective. We also were involved in regulatory proceedings with respect to certain of our residences in Oregon during the six months ended June 30, 1999.

Employment Agreement

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

Overview

  We operate, own, lease and develop free-standing assisted living residences, primarily in small middle-market rural and suburban communities with a population typically ranging from 10,000 to 40,000. As of June 30, 1999 we have operations or development activities in 16 states. We also provide personal care and support services, and make available routine health care services (as permitted by applicable regulations) designed to meet the personal and health care needs of our residences.

  As of June 30, 1999, we had 181 assisted living residences with a certificate of occupancy, 175 of which, representing 6,741 units, were included in our operating results. Our residences typically receive a certificate of occupancy upon the completion of construction. Our residences are included in our operating results when they receive a license or its equivalent from the state in which they are located. It may take several months to receive a license after receiving a certificate of occupancy. Of the residences included in our operating results, we owned 105 residences (4,108 units) and leased 70 residences (2,633 units).

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

  .  building rentals; and

  .  depreciation and amortization.

  Our operating results for the three and six months ended June 30, 1999 were adversely affected by increased competition for both labor and residents, increased corporate, general and administrative expenses, development site write-offs and by the diversion of management's time and attention to:

  . the proposed merger with American Retirement Corporation, Inc. ("ARC") and its subsequent termination;

  .  certain regulatory matters in the States of Washington and Oregon;

  .  the financial statement restatement; and

  .  the securityholder litigation.

  Certain of these factors led to a decline in occupancy rates at our Stabilized Residences (as defined below) and to slower fill-up of our Start-Up Residences (as defined below). In addition, food, labor and certain other operating costs at many of our residences have increased, primarily due to the diversion of management's time and attention. As a result, we expect our residence operating margins at our Stabilized and Same Store Residences to be substantially lower in each fiscal quarter of 1999 than in 1998 due to the decline in occupancy rates and increase in operating costs as described above.

  The following table sets forth, for the periods presented, the number of residences and units operated, average occupancy rates and sources of revenue for our company. The portion of revenues received from state Medicaid agencies are labeled as "Medicaid state portion" while the portion of the Company's revenues that a Medicaid-eligible resident must pay out of his or her own resources is labeled "Medicaid resident portion".

                                                                      Three
                                                                     Months
                                                                   Ended June
                                                                       30,
                                                                   ------------
                                                                   1998   1999
                                                                   -----  -----
      Total Residences
        Residences operated (end of period).......................   143    175
        Units operated (end of period)............................ 5,414  6,741
        Average occupancy rate....................................  70.4%  74.3%
      Sources of revenue:
        Medicaid state portion....................................  11.6%  10.5%
        Medicaid resident portion.................................   6.2%   6.0%
        Private...................................................  82.2%  83.5%
                                                                   -----  -----
      Total.......................................................   100%   100%
                                                                   =====  =====

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

  In June 1998 we announced that we would exit from a home health care operation acquired in October 1997. The results of operations of the home health care operation are included in Corporate in the tables below.

               Compilation of Stabilized and Start-up Residences
                       Three Months Ended June 30, 1999
               (in thousands except unit and average rent data)

                                       Stabilized  Start-up             Combined
                                       Residences Residences Corporate   Total
                                       ---------- ---------- ---------  --------
Revenue...............................  $ 22,999   $ 5,480        --      28,479
Residence Operating Expense...........    15,306     4,494        --      19,800
                                        --------   -------   --------   --------
  Residence Operating Income..........     7,693       986        --       8,679
Corporate Overhead....................       --        --       5,113      5,113
Building Rentals......................     3,999       128        --       4,127
Depreciation and Amortization.........     1,007       847        233      2,087
Site abandonment costs................       --        --       3,467      3,467
                                        --------   -------   --------   --------
    Total Other Operating Expenses....     5,006       975      8,813     14,794
                                        --------   -------   --------   --------
    Operating Income (loss)...........  $  2,687   $    11   $ (8,813)  $ (6,115)
                                        ========   =======   ========   ========
Residences Operated...................       127        48        --         175
Units Operated........................     4,851     1,890        --       6,741
Average Occupancy Rate................      83.9%     48.7%       --        74.3%
Weighted-Average Rent.................  $  1,860   $ 1,975        --    $  1,881
Residence Operating Income Margin.....      33.5%     18.0%       --        30.5%

               Compilation of Stabilized and Start-up Residences
                       Three Months Ended June 30, 1998
               (in thousands except unit and average rent data)

                                       Stabilized  Start-up             Combined
                                       Residences Residences Corporate   Total
                                       ---------- ---------- ---------  --------
Revenue...............................  $12,947     $7,310   $    896   $21,153
Residence Operating Expense...........    7,381      4,942        816    13,139
                                        -------     ------   --------   -------
  Residence Operating Income..........    5,566      2,368         80     8,014
Corporate Overhead....................      --         --        2045     2,045
Building Rentals......................    2,000      1,200        --      3,200
Depreciation and Amortization.........      531        793        179     1,503
Site abandonment costs................      --         --       1,001     1,001
Write off of impaired assets..........      --         --       8,874     8,874
                                        -------     ------   --------   -------
    Total Other Operating Expenses....    2,531      1,993     12,099    16,623
                                        -------     ------   --------   -------
    Operating Income (Loss)...........  $ 3,035     $  375   $(12,019)  $(8,609)
                                        =======     ======   ========   =======
Residences Operated...................       73         70        --        143
Units Operated........................    2,642      2,772        --      5,414
Average Occupancy Rate................     92.1%      48.0%       --       70.4%
Weighted Average Rent.................  $ 1,772     $1,890        --    $ 1,825
Residence Operating Income Margin.....     43.0%      32.4%       --       37.9%

  The following tables set forth, for the periods presented the compilation of Same Store residences. Same Store residences are defined as those residences which were operating throughout comparable reporting periods.

                      Compilation of Same Store Residences

                                                                Three Months
                                                                    Ended
                                                               ----------------
                                                                June     June
                                                                 30,      30,
                                                                1998     1999
                                                               -------  -------
Revenue....................................................... $18,807  $21,538
Residence Operating Expense...................................  11,468   14,339
                                                               -------  -------
  Residence Operating Income..................................   7,339    7,199
Building Rentals..............................................   3,071    3,969
Depreciation and Amortization.................................   1,079      880
                                                               -------  -------
    Total Other Operating Expenses............................   4,150    4,849
                                                               -------  -------
    Operating Income.......................................... $ 3,189  $ 2,350
                                                               =======  =======
Residences Operated...........................................     121      121
Units Operated................................................   4,492    4,565
Average Occupancy Rate........................................    75.7%    83.1%
Weighted Average Rent......................................... $ 1,823  $ 1,868
Residence Operating Income Margin.............................    39.0%    33.4%

                      Compilation of Same Store Residences

                                                                 Six Months
                                                                    Ended
                                                               ----------------
                                                                June     June
                                                                 30,      30,
                                                                1998     1999
                                                               -------  -------
Revenue....................................................... $33,206  $37,105
Residence Operating Expense...................................  19,939   25,185
                                                               -------  -------
  Residence Operating Income..................................  13,267   11,920
Building Rentals..............................................   6,001    7,027
Depreciation and Amortization.................................   1,475    1,501
                                                               -------  -------
    Total Other Operating Expenses............................   7,476    8,528
                                                               -------  -------
    Operating Income.......................................... $ 5,791  $ 3,392
                                                               =======  =======
Residences Operated...........................................     106      106
Units Operated................................................   3,893    3,961
Average Occupancy Rate........................................    78.0%    83.3%
Weighted Average Rent......................................... $ 1,805  $ 1,854
Residence Operating Income Margin.............................    40.0%    32.1%

Results of Operations

Three months ended June 30, 1999 compared to three months ended June 30, 1998

  We incurred a net loss of $9.0 million, or $0.53 per basic and diluted share, on revenue of $28.5 million for the three months ended June 30, 1999 (the "June 1999 Quarter") as compared to a net loss of $11.8 million or $0.75 per basic and diluted share, on revenues of $21.2 million for the three months ended June 30, 1998 (the "June 1998 Quarter").

  We had certificates of occupancy for 181 residences, 175 of which were included in our operating results for the June 1999 Quarter as compared to 161 residences with certificates of occupancy, 143 of which were included in our operating results as of the end of the June 1998 Quarter. Of the residences included in our operating results at the end of the June 1999 Quarter, we owned 105 residences and leased 70 residences (all of which were operating leases) as compared to 74 owned residences and 69 leased residences (53 of which were operating leases and 16 of which were accounted for as financings) as of the end of the June 1998 Quarter.

  Revenues. Revenues were $28.5 million for the June 1999 Quarter as compared to $21.2 million for the June 1998 Quarter, a net increase of $7.3 million.

  Revenue increases consisted of:

  .  $2.7 million related to the 121 Same Store Residences (4,565 units); and

  . $5.5 million related to the 54 residences (2,176 units) which commenced operations during or subsequent to the June 1998 Quarter.

  This increase in revenue was offset by a $896,000 reduction in revenue from ancillary services. As a result of the shut down our home health care operations, we had no revenue from ancillary services during the June 1999 Quarter as compared to $896,000 of revenue from ancillary services for the June 1998 Quarter.

  Revenue from Same Store residences was $21.5 million for the June 1999 Quarter as compared to $18.8 million for the June 1998 Quarter, an increase of $2.7 million. The increase in revenue from Same Store Residences was a combination of:

  . An increase in occupancy to 83.1% for the June 1999 Quarter as compared to 75.7% for the June 1998 Quarter; and

  . An increase in average monthly rental rate to $1,868 for the June 1999 Quarter as compared to $1,823 for the June 1998 Quarter.

  Of the $28.5 million in revenue reported for the June 1999 Quarter:

  . $23.0 million or 80.7% was attributable to Stabilized Residences. As of the end of the June 1999 Quarter, we had 127 Stabilized Residences (4,851 units) with an average occupancy of 83.9% and average monthly rental rate of $1,860; and

  . $5.5 million or 19.3% was attributable to Start-Up Residences. As of the end of the June 1999 Quarter, we had 48 Start-Up Residences (1,890 units) with an average occupancy of 48.7% and average monthly rental rate of $1,975.

  Residence Operating Expenses. Residence operating expenses were $19.8 million for the June 1999 Quarter compared to $13.1 million for the June 1998 Quarter, a net increase of $6.7 million.

  Of this increase:

  .  $2.8 million related to the 121 Same Store Residences (4,565 units); and

  . $4.7 million related to the 54 residences (2,176 units) which commenced operations during or subsequent to the June 1998 Quarter.

  This increase in residence operating expense was offset by a $816,000 reduction in operating expenses associated with ancillary services. As a result of the shut down of our home health operations, we had no expenses from ancillary services during the June 1999 Quarter as compared to $816,000 of expenses from ancillary services for the June 1998 Quarter.

  Residence operating expenses for the Same Store Residences were $14.3 million for the June 1999 Quarter as compared to $11.5 million for the June 1998 Quarter, an increase of $2.8 million. The increase in operating expenses from Same Store Residences was partly attributable to additional expenses associated with the increase in occupancy at the Same Store Residences subsequent to the June 1998 Quarter and partly due to inefficiencies resulting from the diversion of management's attention as discussed above.

  Of the $19.8 million in residence operating expenses reported for the June 1999 Quarter:

  .  $15.3 million or 77.3% was attributable to Stabilized Residences; and

  .  $4.5 million or 22.7% was attributable to Start-Up Residences.

  Corporate, General and Administrative. Corporate, general and administrative expenses were $5.1 million for the June 1999 Quarter as compared to $2.0 million for the June 1998 Quarter. Our corporate, general and administrative expenses before capitalized payroll costs were $5.3 million for the June 1999 Quarter as compared to $2.5 million for the June 1998 Quarter, an increase of $2.8 million. Corporate, general and administrative expenses increased due to the following:

  . $1.0 million of the increase is due to additional professional fees associated with increased legal, financial advisory and accounting costs due to regulatory issues, securityholder litigation and the restatement of our earnings for fiscal 1996 and 1997 periods and the interim 1998 periods;

  . $920,000 is a result of increased payroll costs for corporate and regional staff;

  . $470,000 as a result of expansion of the corporate offices, the expansion of regional-level management and increased activity due to the number of operating residences. This includes increased travel and communications costs; and

  . $420,000 of the increase is due to separation costs for certain terminated corporate employees.

  We capitalized $167,000 of payroll costs for the June 1999 Quarter as compared to $442,000 for the June 1998 Quarter. The decrease is a result of a decrease in development activities. We expect a further reduction in future periods.

  Included in general and administrative expenses were certain costs associated with the shut down of our home health subsidiary, including transitioning certain employees to corporate and regional functions. We anticipate that we will have completely exited our home health operations by September 30, 1999.

  Building Rentals. Building rentals were $4.1 million for the June 1999 Quarter as compared to $3.2 million for June 1998 Quarter, an increase of $900,000. This increase was due to the following:

  .  the March 1999 amendment of 16 of our leases, as discussed in Item I,
     Note 3, which were previously accounted for as financings. As a result of the amendment, the leases have been reclassified as operating leases for the June 1999 Quarter;

  .  rate increases on our operating leases; and

  . two operating leases were entered subsequent to the June 1998 Quarter, offset by one operating lease terminated subsequent to the June 1998 Quarter.

  As of the end of the June 1999 Quarter we had 70 operating leases as compared to 53 as of the end of the June 1998 Quarter.

  Depreciation and Amortization. Depreciation and amortization expense was $2.1 million for the June 1999 Quarter compared to $1.5 million for the June 1998 Quarter, a net increase of $600,000. This net increase is primarily a result of increased depreciation expense related to the 32 new residences that opened subsequent to June 30, 1998. This was offset by $180,000 reduction in depreciation as a result of the March 1999 amendment to 16 of our leases, as discussed above, which were previously accounted for as financings and reduction of goodwill amortization as a result of the write-off of $7.5 million of goodwill in the June 1998 Quarter. As a result of the amendment, the leases were accounted for as operating leases in the June 1999 Quarter.

  Site Abandonment Costs. As a result of the continued reduction in our development activities, we recorded site abandonment costs of $3.5 million during the June 1999 Quarter with respect to certain sites which we will not develop and other related development costs. We wrote-off $1.3 million during the first quarter of 1999 and

$2.4 million during the fiscal year 1998 of such costs relating to the reduction in development activities. We do not anticipate incurring similar write-offs in the future.

  Interest Expense. Interest expense was $3.3 million for the June 1999 Quarter compared to $2.9 million for the June 1998 Quarter. Gross interest expense for the June 1999 Quarter was $3.9 million compared to $4.4 million for the June 1998 Quarter, a net decrease of $500,000.

  Interest expense decreased by:

  . $842,000 as a result of the amendment to 16 of our leases, as discussed above. As a result of the amendment, effective March 31, 1999, we will no longer record interest expense with respect to these residences; and

  . $240,000 as a result of the August 1998 redemption of the 7.0% Convertible Subordinated Debentures.

  The decrease was offset by increases in interest expense of:

  . $430,000 relating to the full quarter impact of mortgage financing completed during or subsequent to the June 1998 Quarter; and

  . $152,000 as a result of the full quarter impact of the 5.625% Convertible Subordinated Debentures issued in April 1998.

  We capitalized $620,000 of interest expense for the June 1999 Quarter as compared to $1.4 million for the June 1998 Quarter. The decrease is a result of decrease in development activities. We expect a further reduction in future periods.

  Interest Income. Interest income was $407,000 for the June 1999 Quarter compared to $1.0 million for the June 1998 Quarter, a decrease of $599,000. The decrease in interest income is primarily due to lower average cash balances available for investment during the June 1999 Quarter.

  Loss on sale or disposal of assets. Loss on sale or disposal of assets was $0 for the June 1999 Quarter compared to $211,000 for the June 1998 Quarter. The loss for the June 1998 Quarter resulted primarily from additional capital costs incurred during the period on sale and transactions completed prior to the June 1998 Quarter.

  Other income (expense). Other income was $3,000 for the June 1999 Quarter as compared to other expense of $1.1 million for the June 1998 Quarter. Other expenses during the June 1998 Quarter primarily related to a $1.0 million liability we recorded for expenses we expected to incur in connection with our determination to not enter into sale and leaseback arrangements with one of our lessors to the full extent of certain outstanding commitments. In December 1998, we agreed with the lessor to terminate the above referenced commitments at no cost to us, other than approximately $200,000 of professional fees which are included in general and administrative expenses for the June 1998 Quarter. As such, we reversed the $1.0 million liability included in other expense during the fourth quarter of 1998.

  Net Income (Loss). As a result of the above, we incurred a net loss of $9.0 million or $0.53 per share for the June 1999 Quarter, compared to a net loss of $11.8 million, or $0.75 per share for the June 1998 Quarter.

Six months ended June 30, 1999 compared to six months ended June 30, 1998

  We incurred a net loss of $16.7 million, or $0.97 per basic and diluted share, on revenue of $55.1 million for the six months ended June 30, 1999 (the "June 1999 YTD Period"), as compared to a net loss of $12.6 million or $0.81 per basic and diluted share, on revenues of $39.9 million for the six months ended June 30, 1998 (the "June 1998 YTD Period").

  Revenues. Revenues were $55.1 million for the June 1999 YTD Period as compared to $39.9 million for the June 1998 YTD Period, a net increase of $15.2 million.

  Of this increase:

  .  $3.9 million related to the 106 Same Store Residences (3,961 units); and

  . $13.8 million related to the 69 residences (2,780 units) which commenced operations during or subsequent to the June 1998 YTD Period.

  This increase in revenue was offset by a $2.5 million reduction in revenue from ancillary services. As a result of discontinuing our home health care operations, we had no revenue from ancillary services during the June 1999 YTD Period as compared to $2.5 million of revenue from ancillary services for the June 1998 YTD Period.

  Revenues from Same Store residences were $37.1 million for the June 1999 YTD Period as compared to $33.2 million for the June 1998 YTD Period, an increase of $3.9 million. The increase in revenue from Same Store Residences was a combination of:

  . An increase in occupancy to 83.3% for the June 1999 YTD Period as compared to 78.0% for the June 1998 YTD Period; and

  . An increase in average monthly rental rate to $1,854 for the June 1999 YTD Period as compared to $1,805 for the June 1998 YTD Period.

  Residence Operating Expenses. Residence operating expenses were $39.6 million for the June 1999 YTD Period compared to $24.6 million for the June 1998 YTD Period, a net increase of $15.0 million.

  Of this increase:

  .  $5.3 million related to 106 Same Store Residences (3,961 units); and

  . $11.6 million related to the 69 residences (2,780 units) which commenced operations during or subsequent to the June 1998 YTD Period.

  This increase in residence operating expense was offset by a $1.9 million reduction in operating expenses associated with ancillary services. As a result of the discontinued operations of our home health care operations, we had $225,000 of expenses from ancillary services during the June 1999 YTD Period as compared to $2.1 million of expenses from ancillary services for the June 1998 YTD Period.

  Residence operating expenses for the Same Store Residences were $25.2 million for the June 1999 YTD Period as compared to $19.9 million for the June 1998 YTD Period, an increase of $5.3 million. The increase in operating expenses from Same Store Residences was partly attributable to additional expenses associated with the increase in occupancy at the Same Store Residences subsequent to the June 1998 and partly due to inefficiencies resulting from the diversion of management's attention as discussed above.

  Corporate, General and Administrative. Corporate, general and administrative expenses were $9.3 million for the June 1999 YTD Period compared to $3.6 million in the June 1998 YTD Period. Our corporate, general and administrative expenses before capitalized payroll costs were $9.7 million for the June 1999 YTD Period as compared to $4.6 million for the June 1998 YTD Period, and increase of $5.1 million. Corporate, general and administrative expenses increased due to the following:

  . $1.7 million of the increase is due to additional professional fees associated with increased legal, financial advisory and accounting costs due to regulatory issues, securityholder litigation and the restatement of our earnings for the years ended December 31, 1996, 1997 and the interim 1998 periods.

  . $1.2 million as a result of expansion of the corporate offices, the expansion of regional-level management and increased activity due to the number of operating residences. This includes increased travel and communications costs.

  . $1.2 million is a result of increased payroll costs for corporate and regional staff.

  . $950,000 of the increase is due to separation costs for certain terminated corporate employees including costs associated with severance and consulting agreements between us and our former chief executive officer.

  We capitalized $413,000 of payroll costs for the June 1999 YTD Period as compared to $1.0 million for the June 1998 YTD Period. The decrease is a result of a decrease in development activities.

  Included in general and administrative expenses were certain costs associated with the shut down of our home health operatons, including transitioning certain employees to corporate and regional functions. We anticipate that we will have completely exited our home health operations by September 30, 1999.

  Building Rentals. Building rentals were $7.5 million for the June 1999 YTD Period as compared to $6.4 million for the June 1998 YTD Period, an increase of $1.1 million. This increase was due to the following:

  . the March 1999 amendment of 16 of our leases, as discussed above. As a result of the amendment, the leases have been reclassified as operating leases for the June 1999 YTD Period;

  .  rate increases on our operating leases; and

  . two operating leases were entered subsequent to the June 1998 YTD Period, offset by one operating lease terminated subsequent to the June 1998 YTD Period.

  Depreciation and Amortization. Depreciation and amortization expense was $4.3 million for the June 1999 YTD Period compared to $2.7 million for the June 1998 YTD Period, a net increase of $1.6 million.

  This increase in depreciation and amortization was due primarily to the depreciation expense related to the 32 new residences that opened subsequent to June 30, 1998.

  The increase in depreciation and amortization was offset by:

  . $180,000 reduction in depreciation as a result of the amendment to 16 of our operating leases, as discussed above, which were previously accounted for financings; and

  . $140,000 reduction of goodwill amortization as a result of the write-off of $7.5 million of goodwill in the June 1998 YTD Period.

  Site Abandonment Costs. As a result of the continued reduction in our development activities, we recorded site abandonment costs of $4.8 million during the June 1999 YTD Period with respect to certain sites which we will not develop and other related development costs. We wrote-off $2.4 million of such costs during the fiscal year 1998 relating to the reduction in development activities. We do not anticipate incurring similar write-offs in the future.

  Interest Expense. Interest expense was $7.1 million for the June 1999 YTD Period as compared to $4.0 million for the June 1998 YTD Period. Gross interest expense for the June 1999 YTD Period was $8.7 million as compared to $7.5 million for the June 1998 YTD Period, a net increase of $1.2 million.

  Interest expense increased by:

  . a $1.1 million relating to the full period impact of mortgage financing completed during fiscal year 1998;

  . a $1.4 million due to the full period impact of the 5.625% Convertible Subordinated Debentures issued in April 1998; and

  . $95,000 due to interest expense associated with payments received from the joint venture partner (accounted for as loans);

  The increase was offset by decreases in interest expense of:

  . $842,000 as a result of the amendment to 16 of our leases, as discussed above. As a result of the amendment, effective March 31, 1999, we will no longer record interest expense with respect to these residences; and

  . $530,000 as a result of the August 1998 redemption of the 7.0% Convertible Subordinated Debentures.

  We capitalized $1.6 million of interest expense for the June 1999 YTD Period as compared to $3.5 million for the June 1998 YTD Period. The decrease is a result of lower development activities. We expect a further reduction in future periods.

  Interest Income. Interest income was $1.0 million for the June 1999 YTD Period compared to $1.6 million for the June 1998 YTD Period, a decrease of $600,000. The decrease in interest income is primarily due to lower average cash balances available for investment during the June 1999 YTD Period.

  Loss on sale or disposal of assets. Loss on sale or disposal of assets was $127,000 for the June 1999 YTD Period compared to $420,000 for the June 1998 YTD Period. The loss for the June 1999 YTD Period related to write off of leasehold improvements related to corporate office space vacated in February 1999 when we relocated our corporate headquarters. The loss for the June 1998 YTD Period resulted from losses incurred in connection with one sale and leaseback transaction entered into during the period and from losses resulting primarily from additional capital costs incurred during the period on sale and transactions completed during fiscal year 1997.

  Other income (expense). Other expense was $97,000 for the June 1999 YTD Period as compared to other expense of $1.1 million for the June 1998 YTD Period. Other expense during the June 1999 YTD Period primarily related to the February 1999 repurchase of the operations of 17 residences formerly operated pursuant to our joint venture agreements. Other expenses during the June 1998 YTD Period primarily related to a $1.0 million liability we recorded for expenses expected to be incurred in connection with our determination to not enter into sale and leaseback arrangements with one our lessors to the full extent of certain outstanding commitments. In December 1998, we agreed with the lessor to terminate the above referenced commitments at no cost to us, other than approximately $200,000 of professional fees which are included in general and administrative expenses in the June 1998 YTD Period. As such, we reversed the $1.0 million liability included in other expense during the fourth quarter of 1998.

  Cumulative Effect of Change in Accounting Principle. We adopted Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5") effective January 1, 1998. We recognized a charge of $1.5 million during fiscal year 1998 associated with adopting such provision.

  Net Income (Loss). As a result of the above, we incurred a net loss of $16.7 million or $0.97 per share for the June 1999 YTD Period, compared to a net loss of $12.6 million, or $0.81 per share for the June 1998 YTD Period.

Liquidity and Capital Resources

  At June 30, 1999, the Company had working capital of approximately of $17.5 million including cash and marketable securities of $25.2 million.

  Net cash used in operating activities was approximately $8.2 million during the six-month period ended June 30, 1999. The primary use of cash was to fund the cash component of the net loss of $16.7 million.

  Net cash used in investing activities totaled $29.0 million during the six-month period ended June 30, 1999. The primary use of cash was $24.6 million related to the development of new assisted living residences in Florida, Michigan, Georgia, Indiana, Iowa, New Jersey, and South Carolina.

  Net cash used in financing activities totaled $865,000 during the six-month period ended June 30, 1999. The Company made principal payments on existing debt in the amount of $269,000 and paid $750,000 to retire restricted stock. This was offset by the proceeds from the issuance of common stock of $154,000.

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

  During the third quarter of 1999, we amended certain loan agreements with one of our creditors. Pursuant to the amendment, we agreed to provide $8.3 million of additional cash collateral in exchange for the forbearance or waiver of certain possible defaults, including an amendment to certain financial covenants. In August 1999, we restricted $8.3 million of cash balances as a result of such amendment. The amendment also provides for the release of the additional collateral upon the achievement of specified performance targets, provided that we are in compliance with other terms of the loan agreements.

  In addition to the 175 residences (6,741 units) in operation as of June 30, 1999, we intend to commence operation on an additional 10 residences (approximately 400 units) through 1999. We expect to incur up to $30.0 million in capital expenditures and related start-up costs with respect to our development activities for fiscal year 1999, approximately $25.0 million of which had been incurred as of June 30, 1999. We expect that Start-Up Residences will incur significant operating losses during the fill-up period. As a result, our operating results will be adversely affected by operating losses at certain residences, primarily Start-Up Residences, which we expect will range from $3.5 million to $5.0 during fiscal 1999. We intend to utilize our cash on hand and current working capital resources to complete the 10 residences that we had under construction at June 30, 1999 and to fund any operating losses until the residences under construction and any other Start-Up Residences achieve positive cash flows. In addition, we estimate we will spend approximately $350,000 to develop the information technology needed to effectively operate our residences. We do not anticipate any significant capital expenditure within the foreseeable future with respect to the residences currently operating or those pending licensure as of June 30, 1999.

  We believe our current cash on hand and our working capital resources will be sufficient to meet our capital needs for the next 12 to 18 months. However, to provide us with additional capital, we may explore various financing alternatives and/or commitments to engage in sale and leaseback transactions. We currently do not have in place any of such loan or lease commitments. As a result of the class action suits, the restatement and other factors, there can be no assurances that financing from any source will be available in the future, or, if available, that such financing will be on terms acceptable to us.

  As of June 30, 1999, we had invested excess cash balances in short-term certificates of deposit, U.S. Treasury securities and highly liquid marketable debt securities.

Year 2000 Matters

  The Year 2000 issue refers to a computer system's potential failure to recognize date on or beyond January 1, 2000 due to reading two digits, rather than four, to define the applicable year. As a result, computer programs and systems may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. Our year 2000 readiness plan consists of:

  . identify and assess year 2000 issues in our information and non-information technology systems including inquiring of third parties with whom we do significant business, such as vendors and suppliers, as to the state of their 2000 readiness;

  . repair or replace non-compliant information and non-information technology systems; and

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

  . Our non-information technology systems might not be year 2000 compliant. Our non-information technology systems are our building management and life/safety systems, which include our emergency call systems, electrical locking systems, fire alarm systems and fire alarm monitoring systems. We have assessed our readiness of these systems and in regard to year 2000 issues. We are using four salaried employees, as part of their normal course of business, to contact all manufacturers and vendors and request that they verify in writing that each of their systems is year 2000 compliant. Any systems identified as not in compliance will be upgraded or replaced.

  . We may have year 2000 issues with significant third parties. We are in the process of obtaining year 2000 compliance letters and reports from supplier, banks, and other third party payors, including the federal government, are in the process of evaluating and updating their internal systems and cannot yet assure us that their systems are year 2000 compliant. We also face the risk that vendors from which we purchase goods and services, such as utility providers and our payroll providers, may have systems that are not year 2000 compliant. We plan to monitor the progress of our major vendors in achieving year 2000 compliance.

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

  In the worst case scenario, if our non-information technology systems suffered year 2000 issues, we would implement our standard emergency operation plan. This plan primarily includes incurring additional staffing. If we needed to sustain this additional staffing for an extended period of time, it could have a material adverse effect of our business and operations.

  We have not established a contingency plan to address potential year 2000 non-compliance with respect to our information systems or those of our major vendors. We are currently considering the extent to which such a plan in necessary. Because we depend on systems outside our control, such as telecommunications and power supplies, and because third party payors, including the federal government, with whom we have relationships with may not have adequately addressed year 2000 issues, we cannot guarantee that we will not face the unexpected problems associated with year 2000 issues that may affect our operations, business, and financial condition.

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

 Other Litigation

  We are involved in various lawsuits and claims arising in the ordinary course of business. In the opinion of our management, although the outcomes of these suits and claims are uncertain, in the aggregate they should not, except as noted in the immediate preceding paragraph, have a material adverse effect on our financial condition, results of operations, cash flow or liquidity.

ITEM 6. Exhibits and Reports on Form 8-K

  (a) The following documents are filed as part of this report:

     Exhibit
     Number
     -------
       12     Ratio of Earnings to Fixed Charges
       27     Financial Data Schedule

  (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended June 30, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Sections 13 or 15(d) the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ASSISTED LIVING CONCEPTS, INC.
                                          Registrant

September 23, 1999                                /s/James W. Cruckshank
                                          By: _________________________________

                                            Name: James Cruckshank
                                            Title: Vice President and Chief
                                                   Financial
                                                   Officer

September 23, 1999                                /s/M. Catherine Maloney
                                          By: _________________________________

                                            Name: M. Catherine Maloney
                                            Title: Vice President and Chief
                                                   Accounting Officer