Form 10-Q
period 1999-09-30
ASSISTED LIVING CONCEPTS INC
filed 1999-11-15
CIK 929994

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20459

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30, 1999

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

  Shares of Registrant's common stock, $.01 par value, outstanding at Ocotber 29, 1999 is 17,120,745.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         ASSISTED LIVING CONCEPTS, INC.

                                   FORM 10-Q

                               September 30, 1999

                                     INDEX

                                                                          Page
                                                                          -----
PART I -- FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Balance Sheets, December 31, 1998 and September 30,
     1999................................................................     3

    Consolidated Statements of Operations and Consolidated Statements of
     Comprehensive Income (Loss), Three and Nine Months Ended September
     30, 1998 and 1999...................................................     4

    Consolidated Statements of Cash Flows, Nine Months Ended September
     30, 1998 and 1999...................................................     5

    Notes to Consolidated Financial Statements...........................   6-9

  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations................................................. 10-21

PART II -- OTHER INFORMATION

  Item 1. Legal Proceedings..............................................    23

  Item 6. Exhibits and Reports on Form 8-K...............................    23

PART I -- FINANCIAL INFORMATION
Item 1 Financial Statements

                         ASSISTED LIVING CONCEPTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                   September 30,
                                                      December 31,      1999
                                                          1998      (unaudited)
ASSETS                                                ------------ -------------
Current assets:
  Cash and cash equivalents.........................    $ 55,036     $ 13,452
  Restricted cash...................................         --         8,718
  Marketable securities, available for sale.........       4,000        1,750
  Accounts receivable, net of allowance for doubtful
   accounts of $179 at 1998 and $340 at 1999........       5,127        6,720
  Prepaid expenses..................................         992          967
  Other current assets..............................       4,472        4,935
                                                        --------     --------
   Total current assets.............................      69,627       36,542
                                                        --------     --------
Property and equipment..............................     284,754      310,419
Construction in process.............................      51,304       11,370
                                                        --------     --------
  Total property and equipment......................     336,058      321,789
  Less accumulated depreciation.....................       9,133       14,615
                                                        --------     --------
  Property and equipment -- net.....................     326,925      307,174
                                                        --------     --------
Goodwill............................................       5,371        5,133
Other assets........................................      12,746        9,944
                                                        --------     --------
   Total assets.....................................    $414,669     $358,793
                                                        ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................    $  1,622     $  1,591
  Construction payable..............................       6,942        2,397
  Accrued real estate taxes.........................       4,837        5,488
  Other accrued expenses............................       6,127       11,220
  Other current liabilities.........................       4,857        2,343
  Current portion of long-term debt.................       1,386        1,474
                                                        --------     --------
  Total current liabilities.........................      25,771       24,513
                                                        --------     --------
Other non-current liabilities.......................       3,415        4,942
Long term debt......................................     105,036       72,455
Convertible subordinated debentures.................     161,250      161,250
                                                        --------     --------
   Total liabilities................................     295,472      263,160
                                                        --------     --------
Commitments and contingencies
Shareholders' equity:
  Preferred Stock, $.01 par value; 1,000,000 shares
   authorized; none issued and outstanding..........         --           --
  Common Stock, $.01 par value; 80,000,000 shares
   authorized; issued and outstanding 17,344,143
   shares and 17,120,745 in 1998 and 1999...........         173          171
  Unearned compensation expense on restricted
   stock............................................      (3,492)         --
  Additional paid-in capital........................     148,533      144,651
  Fair market value in excess of historical cost of
   acquired net assets attributable to related party
   transactions.....................................        (239)        (239)
  Accumulated other comprehensive income (loss).....         --          (250)
  Accumulated deficit...............................     (25,778)     (48,700)
                                                        --------     --------
  Total shareholders' equity........................     119,197       95,633
                                                        --------     --------
   Total liabilities and shareholders' equity.......    $414,669     $358,793
                                                        ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                       --------------------  ------------------
                                         1998       1999       1998      1999
                                       ---------  ---------  --------  --------
Revenues.............................  $  24,012  $  30,398  $ 63,938  $ 85,460

Operating expenses:
  Residence operating expenses.......     15,002     20,453    39,558    60,018
  Corporate general and
   administrative....................      2,436      6,057     6,049    15,400
  Building rentals...................      2,857      3,807     8,459    10,726
  Building rentals to related party..        366        300     1,146       850
  Depreciation and amortization......      1,694      2,285     4,394     6,552
  Site abandonment costs.............        --          57     1,001     4,833
  Write off of impaired assets and
   related expenses..................        --         --      8,874       --
                                       ---------  ---------  --------  --------
    Total operating expenses.........     22,355     32,959    69,481    98,379
                                       ---------  ---------  --------  --------
Operating income (loss)..............      1,657     (2,561)   (5,543)  (12,919)
                                       ---------  ---------  --------  --------
Other income (expense):
  Interest expense...................     (3,351)    (3,962)   (7,358)  (11,058)
  Interest income....................      1,287        308     2,887     1,320
  Loss on sale or disposal of
   assets............................         (8)       --       (428)     (127)
  Other income (expense).............       (305)       (41)   (1,370)     (138)
                                       ---------  ---------  --------  --------
    Total other income (expense).....     (2,377)    (3,695)   (6,269)  (10,003)
                                       ---------  ---------  --------  --------
Net loss before cumulative effect of
 change in accounting principle......       (720)    (6,256)  (11,812)  (22,922)
Cumulative effect of change in
 accounting principle................        --         --     (1,523)      --
                                       ---------  ---------  --------  --------
Net loss.............................  $    (720) $  (6,256) $(13,335) $(22,922)
                                       =========  =========  ========  ========
Basic and diluted net loss per common
 share before cumulative effect of
 change in accounting principle......  $   (0.04) $   (0.37) $  (0.74) $  (1.34)
Cumulative effect of change in
 accounting principle................        --         --      (0.10)      --
                                       ---------  ---------  --------  --------
Basic and diluted net loss per common
 share...............................  $   (0.04) $   (0.37) $  (0.84) $  (1.34)
                                       =========  =========  ========  ========
Basic and diluted weighted average
 common shares outstanding...........     16,604     17,121    15,994    17,119

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                  (unaudited)

                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                       --------------------  ------------------
                                         1998       1999       1998      1999
                                       ---------  ---------  --------  --------
Net loss.............................  $    (720) $  (6,256) $(13,335) $(22,922)
Other comprehensive income (loss):
  Unrealized losses on investments...        --         (50)      --       (250)
                                       ---------  ---------  --------  --------
Comprehensive loss...................  $    (720) $  (6,306) $(13,335) $(23,172)
                                       =========  =========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                           ------------------
                                                             1998      1999
                                                           --------  --------
Operating activities:
Net loss.................................................. $(13,335) $(22,922)
Adjustment to reconcile net loss to net cash provided by
 (used in) operating activities:
  Depreciation and amortization...........................    4,394     6,552
  Provision for doubtful accounts.........................      --        161
  Site abandonment cost...................................    1,001     4,833
  Write-off of impaired assets and related expenses.......    8,874       --
  Loss on sale or disposal of assets......................      428       127
  Cumulative effect of change in accounting principle.....    1,523       --
  Compensation expense earned on restricted stock.........      456       204
Changes in assets and liabilities, excluding effects of
 acquisitions:
  Accounts receivable.....................................   (2,911)   (1,754)
  Prepaid expenses........................................      --         25
  Other current assets....................................   (4,115)     (463)
  Other assets............................................       10     2,247
  Accounts payable and accrued expenses...................    9,543     3,199
  Non-current liabilities.................................      730     1,527
                                                           --------  --------
Net cash provided by (used in) operating activities.......    6,598    (6,264)
                                                           --------  --------
Investing activities:
Sale (purchase) of marketable securities, available for
 sale.....................................................      --      2,000
Restricted cash...........................................      --     (8,718)
Funds held in trust.......................................    1,956       --
Acquisitions, net of cash and debt acquired...............   (8,373)      --
Proceeds from sale of land and residences.................    8,293        19
Purchases of property and equipment.......................  (97,706)  (27,020)
                                                           --------  --------
Net cash used in investing activities.....................  (95,830)  (33,719)
                                                           --------  --------
Financing activities:
Debt issuance costs.......................................   (3,161)      --
Proceeds from long-term debt..............................   40,306       --
Payments on long-term debt................................     (150)   (1,005)
Proceeds from issuance of common stock....................      641       154
Proceeds from issuance of convertible subordinated
 debentures...............................................   75,000       --
Purchase of common stock..................................   (7,062)      --
Retirement of restricted stock............................      --       (750)
                                                           --------  --------
Net cash provided by (used in) financing activities.......  105,574    (1,601)
                                                           --------  --------
Net increase (decrease) in cash and cash equivalents......   16,342   (41,584)
Cash and cash equivalents, beginning of period............   63,269    55,036
                                                           --------  --------
Cash and cash equivalents, end of period.................. $ 79,611  $ 13,452
                                                           ========  ========
Supplemental disclosure of cash flow information:
  Cash payments for interest.............................. $  5,527  $  8,141
  Cash payments for income taxes.......................... $  1,438  $    --
  Unrealized loss on marketable securities................ $    --   $   (250)
  Conversion of construction financing to sale-leaseback.. $  2,150  $    --
  Extinguishment of long term debt from lease amendments.. $    --   $ 31,488
  Disposal of property, plant and equipment from lease
   amendments............................................. $    --   $ 30,933
  Increase (decrease) in construction payable and property
   and equipment.......................................... $(12,043) $ (4,545)
  Retirement of restricted stock.......................... $    --   $  4,038

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

Basis of Presentation and Principles of Consolidation

  These consolidated financial statements have been prepared without being audited, as allowed by the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include our accounts and accounts of our wholly owned subsidiaries that manage, own, and develop assisted living residences. All significant intercompany accounts and transactions have been eliminated in the consolidation. Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

  The financial information included in these financial statements contain all adjustments (which consist of normal recurring adjustments, with the exception in 1999 of site abandonment costs, purchase of restricted stock and severance costs associated with the termination of certain employment agreements and in 1998 of site abandonment costs and the write-off of impaired assets and related expenses) which are, in the opinion of our management, necessary for a fair presentation of results for the quarterly periods. The results of operations for the three and nine month periods ended September 30, 1999 do not necessarily indicate the results that are expected for the full year.

2. Restricted Cash

  During the three months ended September 30, 1999, the Company restricted $8.7 million of cash balances in accordance with certain loan and lease agreements (see Notes 5 and 6).

3. Marketable Securities

  Marketable securities consist of U.S. Treasury securities and other highly liquid marketable debt securities. The aggregate market value of securities held at September 30, 1999 was $1.8 million. These investments which have a historical cost of $2.0 million have been classified as available for sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result, unrealized investment losses of $250,000 are included as a component of comprehensive income and shareholders' equity at September 30, 1999.

                        ASSISTED LIVING CONCEPTS, INC.

4. Property and Equipment

  The Company's property and equipment, stated at cost, consists of the following (in thousands):

                                                      December 31, September 30,
                                                          1998         1999
                                                      ------------ -------------
     Land............................................   $ 18,217     $ 20,550
     Buildings and improvements......................    256,904      275,818
     Equipment.......................................      2,865        5,752
     Furniture.......................................      6,768        8,299
                                                        --------     --------
       Sub-total.....................................    284,754      310,419
     Construction in process.........................     51,304       11,370
                                                        --------     --------
     Total property and equipment....................    336,058      321,789
     Less accumulated depreciation...................      9,133       14,615
                                                        --------     --------
     Property and equipment, net.....................   $326,925     $307,174
                                                        ========     ========

  During the three and nine months ended September 30, 1999, the Company capitalized interest costs of $258,000 and $1.9 million, respectively, relating to financing of construction in process. In addition, the Company capitalized payroll costs that are directly related to the construction and development of the residences of $156,000 and $569,000 for the three and nine months ended September 30, 1999, respectively.

  As a result of the continued reduction in the Company's development activities, the Company wrote-off $4.8 million of capitalized costs during the nine months ended September 30, 1999 relating to the abandonment of certain development sites and other related development costs. As of September 30, 1999, construction in process included only costs related to four residences. Construction in process includes 2 residences (78 units) ($6.0 million) that have received a certificate of occupancy, but are pending licensure, and 2 residences (78 units) ($5.4 million) that are under construction.

  The Company had certificates of occupancy for 183 residences, 181 of which are included in the Company's operating results for the nine months ended September 30, 1999 as compared to 170 residences with certificates of occupancy, 154 of which were in operating results as of September 30, 1998.

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

                        ASSISTED LIVING CONCEPTS, INC.

5. Leases

  A summary of leases that the Company has entered into since its inception is as follows:

                                     Number of Sale                                      Units
                          Number of  and Leaseback            Number of Sale             Under
                            Leased     Residences     Total   and Leaseback    Units     Leases
                          Residences Accounted for  Number of   Residences     Under   Accounted
                           ("Oregon   as Operating  Operating Accounted for  Operating   for as
                           Leases")      Leases      Leases   as Financings   Leases   Financings
                          ---------- -------------- --------- -------------- --------- ----------
Leases at December 31,
 1994...................        4           --           4           --          114        --
Leases entered into
 during 1995............       --            5           5           --          150        --
                             ----        -----        ----        -----        -----     -----
Leases at December 31,
 1995...................        4            5           9           --          264        --
Leases entered into
 during 1996............        1           19          20            9          763       316
Residences repurchased
 during 1996............       --           (4)         (4)          --         (146)       --
                             ----        -----        ----        -----        -----     -----
Leases at December 31,
 1996...................        5           20          25            9          881       316
Leases entered into
 during 1997............        2           24          26            7        1,025       247
                             ----        -----        ----        -----        -----     -----
Leases at December 31,
 1997...................        7           44          51           16        1,906       563
Leases entered into
 during 1998............       --            4           4           --          139        --
Lease unit expansion
 during 1998............       --           --          --           --           47        10
Leases terminated during
 1998...................       (1)          --          (1)          --          (45)       --
                             ----        -----        ----        -----        -----     -----
Leases at December 31,
 1998...................        6           48          54           16        2,047       573
Lease unit expansion
 during 1999............       --           --          --           --           13        --
Leases with changed
 terms during 1999......       --           16          16          (16)         573      (573)
                             ----        -----        ----        -----        -----     -----
Leases at September 30,
 1999...................        6           64          70           --        2,633        --
                             ====        =====        ====        =====        =====     =====

  In March 1999, the Company amended 16 leases, resulting in the reclassification of such leases from financings to operating leases (see Note
4).

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

  During the third quarter of 1999, the Company agreed to provide $418,000 of additional cash collateral pursuant to certain lease agreements with one of its lessors. The Company restricted $418,000 of cash balances as a result of such action (see Note 2).

                        ASSISTED LIVING CONCEPTS, INC.

6. Loan Amendments

  During the third quarter of 1999, the Company amended certain loan agreements with one of its creditors. Pursuant to the amendment, the Company agreed to provide $8.3 million of additional cash collateral in exchange for the waiver of certain possible defaults, including an amendment to certain financial covenants. In August 1999, the Company restricted $8.3 million of cash balances as a result of such amendment. The amendment also provides for the release of the additional collateral upon the achievement of specified performance targets, provided the Company is in compliance with other terms of the loan agreements (see Note 2).

7. Securityholder Litigation

  In early 1999, 12 complaints were filed against us and certain of our officers and directors in the United States District Court for the District of Oregon. On July 23, 1999, a consolidated complaint was filed in connection with this litigation and an amendment was subsequently filed on October 20, 1999. The amended consolidated complaint purports to be brought on behalf of a class of purchasers of our common stock from February 6, 1997 through March 31, 1999 and on behalf of a class of purchasers of our 6.0% Convertible Subordinated Debentures (the "6.0% Debentures") and 5.625% Convertible Subordinated Debentures (the "5.625% Debentures" and, together with the 6.0% Debentures, the "Debentures") from the dates of issuance through March 31, 1999, the alleged Class Period. The amended consolidated complaint alleges violations of the federal securities laws and seeks unspecified damages. It names as additional defendants our independent auditors in connection with our common stock and Debentures offerings during the alleged Class Period and our underwriters in connection with the Company's 1997 offering of the 6.0% Debentures. We cannot predict the outcome of the foregoing litigation and currently are unable to evaluate the likelihood of success or the range of possible loss.

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

Securityholder Litigation

  In early 1999, 12 complaints were filed in the United States District Court for the District of Oregon. On July 23, 1999, a consolidated complaint was filed in connection with this litigation, and an amendment was subsequently filed on October 20, 1999. The amended consolidated complaint purports to be brought on behalf of purchasers of our common stock and Debentures between February 6, 1997 and March 31, 1999, the alleged Class Period. The amended consolidated complaint alleges violations of various federal securities laws, names us and certain of our officers and directors as defendants as well as our independent auditors, in connection with our common stock and Debentures offerings during the alleged Class Period, and our underwriters (solely in connection with the 6.0% Debentures offering), and seeks unspecified damages. See Part II, Item 1 (Legal Proceedings) and Note 7 of the unaudited consolidated financial statements included in Item 1 of this report for information regarding this litigation.

Development Cost Write-Off

  As a result of a continued reduction in our new residence development activities, we wrote-off an additional $4.8 million of previously capitalized development costs during the nine months ended September 30, 1999. We wrote-off $2.4 million during the fiscal year 1998 relating to the reduction in development activities. In the event that in the future we do not complete and open residences planned for development, we may incur similar write-offs. However, we have no present intention of commencing further development activity beyond the four residences currently included in construction in process as of September 30, 1999.

Regulatory Matters

  During 1998, a license revocation action was commenced at one of our residences in the State of Washington. During the third quarter of 1999, we settled an administrative proceeding in Washington involving this license revocation. The proceeding was dismissed and the license remains intact. We also have been subject to other regulatory proceedings.

Overview

  We operate, own, lease and develop free-standing assisted living residences, primarily in small middle-market rural and suburban communities with a population typically ranging from 10,000 to 40,000. As of September 30, 1999 we have operations or development activities in 16 states. We also provide personal care and support services, and make available routine health care services (as permitted by applicable regulations) designed to meet the personal and health care needs of our residences.

  As of September 30, 1999, we had 183 assisted living residences with a certificate of occupancy, 181 of which, representing 6,986 units, were included in our operating results. Our residences typically receive a certificate of occupancy upon the completion of construction. Our residences are included in our operating results when they receive a license or its equivalent from the state in which they are located. It may take several months to receive a license after receiving a certificate of occupancy. Of the residences included in our operating results, we owned 111 residences (4,353 units) and leased 70 residences (2,633 units).

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

  .  building rentals; and

  .  depreciation and amortization.

  Our operating results for the three and nine months ended September 30, 1999 were adversely affected by increased competition for both labor and residents, increased corporate, general and administrative expenses, development site write-offs and by the diversion of management's time and attention to:

  . the proposed merger with American Retirement Corporation, Inc. ("ARC") and its subsequent termination during the three months ended March 31, 1999;

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

                                                                      Three
                                                                     Months
                                                                      Ended
                                                                    September
                                                                       30,
                                                                    ---------
                                                                   1998   1999
                                                                   -----  -----
     Total Residences
       Residences operated (end of period)........................   154    181
       Units operated (end of period)............................. 5,867  6,986
       Average occupancy rate.....................................  75.9%  76.0%
     Sources of revenue:
       Medicaid state portion.....................................  11.0%  10.5%
       Medicaid resident portion..................................   6.0%   6.0%
       Private....................................................  83.0%  83.5%
                                                                   -----  -----
     Total........................................................ 100.0% 100.0%
                                                                   =====  =====

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

  In June 1998 we announced that we would exit from a home health care operation acquired in October 1997. The results of operations of the home health care operation are included under the heading "Corporate" in the tables below.

               Compilation of Stabilized and Start-up Residences
                     Three Months Ended September 30, 1999
               (in thousands except unit and average rent data)

                                       Stabilized  Start-up            Combined
                                       Residences Residences Corporate  Total
                                       ---------- ---------- --------- --------
Revenue...............................  $26,486     $3,912        --    30,398
Residence Operating Expense...........   17,035      3,418        --    20,453
                                        -------     ------    -------  -------
  Residence Operating Income..........    9,451        494        --     9,945
Corporate Overhead....................      --         --       6,057    6,057
Building Rentals......................    4,107        --         --     4,107
Depreciation and Amortization.........    1,452        690        143    2,285
Site abandonment costs................      --         --          57       57
                                        -------     ------    -------  -------
    Total Other Operating Expenses....    5,559        690      6,257   12,506
                                        -------     ------    -------  -------
    Operating Income (loss)...........  $ 3,892     $ (196)   $(6,257) $(2,561)
                                        =======     ======    =======  =======
Residences Operated...................      145         36        --       181
Units Operated........................    5,558      1,428        --     6,986
Average Occupancy Rate................     83.0%      45.4%       --      76.0%
Weighted-Average Rent.................  $ 1,893     $1,981        --   $ 1,903
Residence Operating Income Margin.....     35.7%      12.6%       --      32.7%

               Compilation of Stabilized and Start-up Residences
                     Three Months Ended September 30, 1998
               (in thousands except unit and average rent data)

                                       Stabilized  Start-up            Combined
                                       Residences Residences Corporate  Total
                                       ---------- ---------- --------- --------
Revenue...............................  $15,858     $7,587    $   567  $24,012
Residence Operating Expense...........    9,291      5,550        161   15,002
                                        -------     ------    -------  -------
  Residence Operating Income..........    6,567      2,037        406    9,010
Corporate Overhead....................      --         --       2,436    2,436
Building Rentals......................    2,327        896        --     3,223
Depreciation and Amortization.........      733        797        164    1,694
                                        -------     ------    -------  -------
    Total Other Operating Expenses....    3,060      1,693      2,600    7,353
                                        -------     ------    -------  -------
    Operating Income (Loss)...........  $ 3,507     $  344    $(2,194) $ 1,657
                                        =======     ======    =======  =======
Residences Operated...................       88         66        --       154
Units Operated........................    3,238      2,629        --     5,867
Average Occupancy Rate................     89.8%      58.2%       --      75.9%
Weighted Average Rent.................  $ 1,808     $1,685        --   $ 1,767
Residence Operating Income Margin.....     41.4%      26.0%       --      37.5%

  The following tables set forth, for the periods presented, the compilation of Same Store residences. Same Store residences are defined as those residences which were operating throughout comparable reporting periods.

                     Compilation of Same Store Residences

                                                                Three Months
                                                               Ended September
                                                                     30,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
Revenue....................................................... $22,616  $25,823
Residence Operating Expense...................................  14,133   16,674
                                                               -------  -------
  Residence Operating Income..................................   8,483    9,149
Building Rentals..............................................   3,168    4,104
Depreciation and Amortization.................................   1,449    1,319
                                                               -------  -------
    Total Other Operating Expenses............................   4,617    5,423
                                                               -------  -------
    Operating Income.......................................... $ 3,866  $ 3,726
                                                               =======  =======
Residences Operated...........................................     142      142
Units Operated................................................   5,387    5,439
Average Occupancy Rate........................................    77.8%    82.6%
Weighted Average Rent......................................... $ 1,780  $ 1,894
Residence Operating Income Margin.............................    37.5%    35.4%

                     Compilation of Same Store Residences

                                                                 Nine Months
                                                               Ended September
                                                                     30,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
Revenue....................................................... $52,233  $57,707
Residence Operating Expense...................................  31,328   38,892
                                                               -------  -------
  Residence Operating Income..................................  20,905   18,815
Building Rentals..............................................   9,239   11,968
Depreciation and Amortization.................................   2,578    2,156
                                                               -------  -------
    Total Other Operating Expenses............................  11,817   14,124
                                                               -------  -------
    Operating Income.......................................... $ 9,088  $ 4,691
                                                               =======  =======
Residences Operated...........................................     108      108
Units Operated................................................   3,995    4,047
Average Occupancy Rate........................................    79.6%    84.0%
Weighted Average Rent......................................... $ 1,812  $ 1,867
Residence Operating Income Margin.............................    40.0%    32.6%

Results of Operations

Three months ended September 30, 1999 compared to three months ended September 30, 1998

  We incurred a net loss of $6.3 million, or $0.37 per basic and diluted share, on revenue of $30.4 million for the three months ended September 30, 1999 (the "September 1999 Quarter") as compared to a net loss of $720,000 or $0.04 per basic and diluted share, on revenues of $24.0 million for the three months ended September 30, 1998 (the "September 1998 Quarter").

  We had certificates of occupancy for 183 residences, 181 of which were included in our operating results for the September 1999 Quarter as compared to 170 residences with certificates of occupancy, 154 of which were included in our operating results as of the end of the September 1998 Quarter. Of the residences included in our operating results at the end of the September 1999 Quarter, we owned 111 residences and leased 70 residences (all of which were operating leases) as compared to 83 owned residences and 71 leased residences (55 of which were operating leases and 16 of which were accounted for as financings) as of the end of the September 1998 Quarter.

  Revenues. Revenues were $30.4 million for the September 1999 Quarter as compared to $24.0 million for the September 1998 Quarter, a net increase of $6.4 million.

  Revenue increases consisted of:

  .  $3.2 million related to the 142 Same Store Residences (5,439 units); and

  . $3.8 million related to the 39 residences (1,547 units) which commenced operations during or subsequent to the September 1998 Quarter.

  This increase in revenue was offset by a $567,000 reduction in revenue from ancillary services. As a result of the shut down of our home health care operations, we had no revenue from ancillary services during the September 1999 Quarter as compared to $567,000 of revenue from ancillary services for the September 1998 Quarter.

  Revenue from Same Store residences was $25.8 million for the September 1999 Quarter as compared to $22.6 million for the September 1998 Quarter, an increase of $3.2 million. The increase in revenue from Same Store Residences was a combination of:

  . An increase in occupancy to 82.6% for the September 1999 Quarter as compared to 77.8% for the September 1998 Quarter; and

  . An increase in average monthly rental rate to $1,894 for the September 1999 Quarter as compared to $1,780 for the September 1998 Quarter.

  Of the $30.4 million in revenue reported for the September 1999 Quarter:

  . $26.5 million or 87.2 % was attributable to Stabilized Residences. As of the end of the September 1999 Quarter, we had 145 Stabilized Residences (5,558 units) with an average occupancy of 83.0% and average monthly rental rate of $1,893; and

  . $3.9 million or 12.8% was attributable to Start-Up Residences. As of the end of the September 1999 Quarter, we had 36 Start-up Residences (1,428 units) with an average occupancy of 45.4% and average monthly rental rate of $1,981.

  Residence Operating Expenses. Residence operating expenses were $20.5 million for the September 1999 Quarter compared to $15.0 million for the September 1998 Quarter, a net increase of $5.5 million or 36.7%.

  Of this increase:

  .  $2.5 million related to the 142 Same Store Residences (5,439 units); and

  . $3.2 million related to the 39 residences (1,547 units) which commenced operations during or subsequent to the September 1998 Quarter.

  This increase in residence operating expense was offset by a $161,000 reduction in operating expenses associated with ancillary services. As a result of the shut down of our home health care operations, we had no operating expenses from ancillary services during the September 1999 Quarter as compared to $161,000 of expenses from ancillary services for the September 1998 Quarter.

  Residence operating expenses for the Same Store Residences were $16.7 million for the September 1999 Quarter as compared to $14.1 million for the September 1998 Quarter, an increase of $2.6 million. The increase in operating expenses from Same Store Residences was primarily attributable to additional expenses associated with the increase in occupancy and increase in payroll expense at the Same Store Residences subsequent to the September 1998 Quarter.

  Of the $20.5 million in residence operating expenses reported for the September 1999 Quarter:

  .  $17.0 million or 83.3% was attributable to Stabilized Residences;

  .  $3.4 million or 16.7% was attributable to Start-Up Residences; and

  Corporate, General and Administrative. Corporate, general and administrative expenses were $6.1 million for the September 1999 Quarter compared to $2.4 million in the September 1998 Quarter. Our corporate, general and administrative expenses before capitalized payroll costs were $6.3 million for the September 1999 Quarter as compared to $2.9 million for the September 1998 Quarter, and increase of $3.4 million. Corporate, general and administrative expenses increased due to the following:

  . $2.5 million of the increase is due to additional professional fees associated with increased legal ($350,000), advisory ($1.0 million), accounting ($700,000) and other professional service costs ($400,000) due primarily to regulatory issues, shareholder litigation and the restatement of our earnings for the years ended December 31, 1996, 1997 and the interim 1998 periods.

  . $513,000 is a result of increased payroll costs for corporate and regional staff.

  . $366,000 as a result of expansion of the corporate offices, the expansion of regional-level management and increased activity due to the number of operating residences. This includes increased travel and communications costs.

  We capitalized $156,000 of payroll costs for the September 1999 Quarter as compared to $445,000 for the September 1998 Quarter. The decrease is a result of a decrease in development activities. We expect a further reduction in future periods.

  Included in additional general and administrative expenses were certain costs associated with exiting our home health operations, including transitioning certain employees to corporate and regional functions. We have completely exited the home health care operations.

  Building Rentals. Building rentals increased to $4.1 million in the September 1999 Quarter from $3.2 million in the corresponding 1998 period, an increase of $900,000. This increase was due to the following:

  . the March 1999 amendment of 16 of our leases, as discussed above, which were previously accounted for as financings. As a result of the amendment, the leases have been reclassified as operating leases for the September 1999 Quarter;

  .  rate increases on our operating leases; and

  . the above increases were offset by one operating lease terminated subsequent to the September 1998 Quarter.

  As of the end of the September 1999 Quarter we had 70 operating leases as compared to 55 as of the end of the September 1998 Quarter.

  Depreciation and Amortization. Depreciation and amortization expense was $2.3 million for the September 1999 Quarter compared to $1.7 million in the September 1998 Quarter, a net increase of $600,000. This net increase is primarily a result of increased depreciation expense related to the 27 new residences that opened subsequent to September 30, 1998. This was offset by $180,000 reduction in depreciation as a result of the March 1999 amendment to 16 of our leases, as discussed above, which were previously accounted for as financings. As a result of the amendment, the leases were accounted for as operating leases in the September 1999 Quarter.

  Site Abandonment Costs. As a result of the reduction in our development activities, we recorded site abandonment costs of $57,000 during the September 1999 Quarter with respect to certain sites which we will not develop. We wrote-off $2.4 million during the fiscal year 1998 and $4.8 million of such costs during the first two quarters of 1999 relating to the reduction in development activities. We do not anticipate incurring similar write-offs in the future.

  Interest Expense. Interest expense was $4.0 million for the September 1999 Quarter compared to $3.4 million for the September 1998 Quarter. Gross interest expense for the September 1999 Quarter was $4.2 million compared to $4.6 million for the September 1998 Quarter, a net decrease of $400,000. Interest expense decreased by:

  . $840,000 as a result of the amendment to 16 of our leases, as discussed above. As a result of the amendment, effective March 31, 1999, we will no longer record interest expense with respect to these residences; and

  . $80,000 as a result of the August 1998 redemption of the 7.0% Convertible Subordinated Debentures.

  The decrease was offset by increases in interest expense of:

  . $500,000 relating to the full quarter impact of mortgage financing completed during fiscal year 1998.

  We capitalized $258,000 of interest expense for the September 1999 Quarter as compared to $1.2 million for the September 1998 Quarter. The decrease is a result of decrease in development activities. We expect a further reduction in future periods.

  Interest Income. Interest income was $308,000 for the September 1999 Quarter compared to $1.3 million for the September 1998 Quarter, a decrease of $979,000. The decrease in interest income is due to lower average cash balances available for investment during the September 1999 Quarter.

  Net Income (Loss). As a result of the above, we incurred a net loss of $6.3 million or $0.37 per share for the September 1999 Quarter, compared to a net loss of $720,000, or $0.04 per share for the September 1998 Quarter.

Nine Months ended September 30, 1999 compared to Nine Months ended September 30, 1998

  We incurred a net loss of $22.9 million, or $1.34 per basic and diluted share, on revenue of $85.5 million for the nine months ended September 30, 1999 (the "September 1999 YTD Period"), as compared to a net loss of $13.3 million or $0.84 per basic and diluted share, on revenues of $63.9 million for the nine months ended September 30, 1998 (the "September 1998 YTD Period").

  Revenues. Revenues were $85.5 million for the September 1999 YTD Period as compared to $63.9 million for the September 1998 YTD Period, a net increase of $21.6 million.

  Of this increase:

  .  $5.5 million related to the 108 Same Store Residences (4,047 units); and

  . $19.2 million related to the 73 residences (2,939 units) which commenced operations during or subsequent to the September 1998 YTD Period.

  This increase in revenue was offset by a $3.1 million reduction in revenue from ancillary services. As a result of the shut down of our home health care operations, we had no revenue from ancillary services during the September 1999 YTD Period as compared to $3.1 million of revenue from ancillary services for the September 1998 YTD Period.

  Revenue from Same Store Residences were $57.7 million for the September 1999 YTD Period as compared to $52.2 million for the September 1998 YTD Period, an increase of $5.5 million. The increase in revenue from Same Store Residences was a combination of:

  . An increase in occupancy to 84.0% for the September 1999 YTD Period as compared to 79.6% for the September 1998 YTD Period; and

  . An increase in average monthly rental rate to $1,867 for the September 1999 YTD Period as compared to $1,812 for the September 1998 YTD Period.

  Residence Operating Expenses. Residence operating expenses were $60.0 million for the September 1999 YTD Period compared to $39.6 million for the September 1998 YTD Period, a net increase of $20.4 million.

  Of this increase:

  .  $7.6 million related to the 108 Same Store Residences (4,047 units); and

  . $15.1 million related to the 73 residences (2,939 units) which commenced operations during or subsequent to the September 1998 YTD Period.

  This increase in residence operating expense was offset by a $2.3 million reduction in operating expenses associated with ancillary services. As a result of the discontinued operations of our home health care operations, we had no expenses from ancillary services during the September 1999 YTD Period as compared to $2.3 million of expenses from ancillary services for the September 1998 YTD Period.

  Residence operating expenses for the Same Store Residences were $38.9 million for the September 1999 YTD Period as compared to $31.3 million for the September 1998 YTD Period, an increase of $7.6 million. The increase in operating expenses from Same Store Residences was partly attributable to additional expenses associated with the increase in occupancy at the Same Store Residences subsequent to the September 1998 and partly due to inefficiencies resulting from the diversion of management's attention as discussed above.

  Corporate, General and Administrative. Corporate, general and administrative expenses were $15.4 million for the September 1999 YTD Period compared to $6.0 million in the September 1998 YTD Period. Our corporate, general and administrative expenses before capitalized payroll costs were $16.0 million for the September 1999 YTD Period as compared to $7.5 million for the September 1998 YTD Period, an increase of $8.5 million. Corporate, general and administrative expenses increased due to the following:

  . $4.2 million of the increase is due to additional professional fees associated with increased legal, financial advisory and accounting costs due to regulatory issues, securityholder litigation and the restatement of our earnings for the years ended December 31, 1996, 1997 and the interim 1998 periods;

  . $1.5 million as a result of expansion of the corporate offices, the expansion of regional-level management and increased activity due to the number of operating residences. This includes increased travel and communications costs;

  . $1.8 million is a result of increased payroll costs for corporate and regional staff; and

  . $960,000 of the increase is due to separation costs for certain terminated corporate employees including costs associated with severance and consulting agreements between us and our former chief executive officer.

  We capitalized $569,000 of payroll costs for the September 1999 YTD Period as compared to $1.5 million for the September 1998 YTD Period. The decrease is a result of a decrease in development activities.

  Included in additional general and administrative expenses are certain costs associated with the shut down of our home health operations, including transitioning certain employees to corporate and regional functions.

  Building Rentals. Building rentals increased to $11.6 million in the September 1999 Quarter from $9.6 million in the corresponding 1998 period, an increase of $2.0 million. This increase was due to the following:

  . the March 1999 amendment of 16 of our leases, as discussed above, which were previously accounted for as financings. As a result of the amendment, the leases have been reclassified as operating leases for the last six months of the September 1999 YTD Period;

  .  rate increases on our operating leases; and

  . the above increases were offset by one operating lease terminated subsequent to the September 1998 Quarter.

  Depreciation and Amortization. Depreciation and amortization expense was $6.6 million for the September 1999 YTD Period compared to $4.4 million for the September 1998 YTD Period, an increase of $2.2 million. This increase in depreciation and amortization was due primarily to the depreciation expense related to the 27 new residences that opened subsequent to September 30, 1998.

  The increase in depreciation and amortization was offset by:

  . $180,000 reduction in depreciation as a result of the amendment to 16 of our operating leases, as discussed above, which were previously accounted for as financings; and

  . $140,000 reduction of goodwill amortization as a result of the write-off of $7.5 million of goodwill in the September 1998 YTD Period.

  Site Abandonment Costs. As a result of the continued reduction in our development activities, we recorded site abandonment costs of $4.8 million during the September 1999 YTD Period with respect to certain sites which we will not develop. We wrote-off $2.4 million during the fiscal year 1998 relating to the reduction in development activities with respect to such sites. We do not anticipate incurring similar write-offs in the future.

  Interest Expense. Interest expense was $11.1 million for the September 1999 YTD Period compared to $7.4 million for the September 1998 YTD Period. Gross interest expense for the September 1999 YTD Period was $13.0 million compared to $12.1 million for the September 1998 YTD Period, a net increase of $900,000.

  Interest expense increased by:

  . $1.7 million relating to the full period impact of mortgage financing completed during fiscal year 1998; and

  . $1.6 million due to the full period impact of the 5.625% Convertible Subordinated Debentures issued in April 1998.

  The increase was offset by decreases in interest expense of:

  . $1.7 million as a result of the amendment to 16 of our leases, as discussed above. As a result of the amendment, effective March 31, 1999, we will no longer record interest expense with respect to these residences; and

  . $530,000 as a result of the August 1998 redemption of the 7.0% Convertible Subordinated Debentures; and

  . $240,000 as a result of the February 1999 repayment of loans receivable from our joint venture partner.

  We capitalized $1.9 million of interest expense for the September 1999 YTD Period as compared to $4.7 million for the September 1998 YTD Period. The decrease is a result of lower development activities. We expect a further reduction in future periods.

  Interest Income. Interest income was $1.3 million for the September 1999 YTD Period compared to $2.9 million for the September 1998 YTD Period, a decrease of $1.6 million. The decrease in interest income is due to lower average cash balances available for investment during the September 1999 YTD Period.

  Loss on sale or disposal of assets. Loss on sale or disposal of assets was $127,000 for the September 1999 YTD Period compared to $428,000 for the September 1998 YTD Period. The loss for the September 1999 YTD Period related to the write off of leasehold improvements related to corporate office space vacated in February 1999 when we relocated our corporate headquarters. The loss for the September 1998 YTD Period resulted from losses incurred in connection with one sale and leaseback transaction entered into during the period and from losses resulting primarily from additional capital costs incurred during the period on sale and transactions completed during fiscal year 1997.

  Other income/expenses. Other expense was $138,000 for the September 1999 YTD Period as compared to other expense of $1.4 million for the September 1998 YTD Period. Other expense during the September 1999 YTD Period primarily related to the repurchase of the operations of 17 residences formerly operated pursuant to our joint venture agreements. Other expenses during the September 1998 YTD Period primarily related to a $1.2 million liability, $1.0 million of which was included in other expense, we recorded in connection with our determination to not enter into sale and leaseback arrangements with one our lessors to the full extent of certain outstanding commitments. In December 1998, we agreed with the lessor to terminate the above referenced commitments at no cost to us, other than approximately $200,000 of professional fees. As such, we reversed the $1.0 million liability included in other expense during the fourth quarter of 1998.

  Cumulative Effect of Change in Accounting Principle. We adopted Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5") effective January 1, 1998. We recognized a charge of $1.5 million during fiscal year 1998 associated with adopting such provision.

  Net Income (Loss). As a result of the above, we incurred a net loss of $22.9 million or $1.34 per share for the September 1999 YTD Period, compared to a net loss of $13.3 million, or $0.84 per share for the September 1998 YTD Period.

Liquidity and Capital Resources

  At September 30, 1999, the Company had working capital of approximately of $12.0 million including cash and marketable securities of $15.2 million.

  Net cash used by operating activities was approximately $6.3 million during the nine-month period ended September 30, 1999. The primary use of cash was to fund the cash component of the net loss of $22.9 million.

  Net cash used for investing activities totaled $33.7 million during the nine-month period ended September 30, 1999. The primary use of cash was $27.0 million related to the development of new assisted living residences in Florida, Michigan, Georgia, Indiana, Iowa, New Jersey, and South Carolina. Additionally, during the September 1999 YTD Period $8.7 million of our cash balances were restricted in accordance with certain loan and lease agreements.

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

  During the third quarter of 1999, we amended certain loan agreements with one of our creditors. Pursuant to the amendment, we agreed to provide $8.3 million of additional cash collateral in exchange for the forbearance or waiver of certain possible defaults, including an amendment to certain financial covenants. In August 1999, we restricted $8.3 million of cash balances as a result of such amendment. The amendment also provides for the release of the additional collateral upon the achievement of specified performance targets, provided that we are in compliance with other terms of the loan agreements. During the third quarter of 1999, the Company agreed to provide $418,000 of additional cash collateral pursuant to certain lease agreements with one of its lessors, the Company restricted $418,000 of cash balances as a result of such action.

  Net cash used by financing activities totaled $1.6 million during the nine-month period ended September 30, 1999. The Company made principal payments on existing debt in the amount of $1.0 million and paid $750,000 to retire restricted stock. This was offset by the proceeds from the issuance of common stock of $154,000.


  In addition to the 181 residences (6,986 units) in operation as of September 30, 1999, we intend to commence operation on an additional 4 residences (approximately 156 units) through 1999. We have incurred approximately $27.5 million in capital expenditures on our development activities through the nine months ended September 30, 1999. We expect to incur up to an additional $2.5 million in capital expenditures to complete the residences under construction. We have no present intention of commencing further development activity beyond the four residences currently included in construction in process as of September 30, 1999. We expect that Start-Up Residences will incur significant start-up losses during the fill-up period and will adversely affect our operating results. We intend to utilize our cash on hand and current working capital resources to complete the four residences that we had under construction at September 30, 1999 and to fund any operating losses until the residences under construction and any other Start-Up Residences achieve positive cash flows. In addition, we estimate we will spend approximately $350,000 to develop the information technology needed to effectively operate our residences. We do not anticipate any significant capital expenditure within the foreseeable future with respect to the residences currently operating or those pending licensure as of September 30, 1999.

  We believe our current cash on hand and our working capital resources will be sufficient to meet our capital needs for the next 12 to 18 months. However, to provide us with additional capital, we are exploring various financing alternatives and/or commitments to engage in sale and leaseback transactions. We currently do not have in place any such loan or lease commitments. As a result of the class action suits, the restatement and other factors, there can be no assurances that financing from any source will be available in the future, or, if available, that such financing will be on terms acceptable to us.

  As of September 30, 1999, we had invested excess cash balances in short-term certificates of deposit, U.S. Treasury securities and highly liquid marketable debt securities.

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

PART II. -- OTHER INFORMATION

ITEM 1. Legal Proceedings

 Securityholder Litigation

  In early 1999, 12 complaints were filed against us and certain of our officers and directors in the United States District Court for the District of Oregon. On July 23, 1999, a consolidated complaint was filed in connection with this litigation and an amendment was subsequently filed on October 20, 1999. The amended consolidated complaint purports to be brought on behalf of a class of purchasers of our common stock from February 6, 1997 through March 31, 1999 and on behalf of a class of purchasers of our 6.0% Convertible Subordinated Debentures (the "6.0% Debentures") and 5.625% Convertible Subordinated Debentures (the "5.625% Debentures" and, together with the 6.0% Debentures, the "Debentures") from the dates of issuance through March 31, 1999, the alleged Class Period. The amended consolidated complaint alleges violations of the federal securities laws and seeks unspecified damages. It names as additional defendants our independent auditors, in connection with the Company's stock and Debentures offerings during the alleged Class Period, and our underwriters in connection with our 1997 offering of the 6.0% Debentures. We cannot predict the outcome of the foregoing litigation and currently are unable to evaluate the likelihood of success or the range of possible loss. However, if the foregoing litigation were determined adversely to us, such a determination could have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.

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

ITEM 6. Exhibits and Reports on Form 8-K

  (a) The following documents are filed as part of this report:

     Exhibit
     Number
     -------
       12     Ratio of Earnings to Fixed Charges
       27     Financial Data Schedule

  (b) Reports on Form 8-K. We filed a report on Form 8-K on September 30, 1999 announcing the following: i) the filing of our restated financial statements, ii) that we will continue to explore alternatives to maximize shareholder value, iii) the annual shareholders meeting on November 16, 1999, and iv) our press release dated September 29, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Sections 13 or 15(d) the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ASSISTED LIVING CONCEPTS, INC.
                                          Registrant

November 15, 1999                                 /s/James W. Cruckshank
                                          By: _________________________________

                                            Name: James W. Cruckshank
                                            Title: Vice President and Chief
                                                Financial Officer

November 15, 1999                                 /s/M. Catherine Maloney
                                          By: _________________________________

                                            Name: M. Catherine Maloney
                                            Title: Vice President and Chief
                                                Accounting Officer