Form 10-K405
period 1999-12-31
ASSISTED LIVING CONCEPTS INC
filed 2000-03-30
CIK 929994

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20459

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
Title of each class                                      on which registered
-------------------                                    -----------------------
Common Stock, par value $.01                           American Stock Exchange
6.0% Convertible Subordinated Debentures Due November
 2002                                                  American Stock Exchange
5.625% Convertible Subordinated Debentures Due May
 2003                                                  American Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:
                                     None.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

  The Registrant had 17,120,745 shares of common stock, $.01 par value, outstanding at March 27, 2000. The aggregate market value of the voting stock held by non-affiliates of the registrant on such date was approximately $30.0 million.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

  References in this report to "ALC," the "Company," "us" or "we" refer to Assisted Living Concepts, Inc. and its subsidiaries.

ITEM 1. Business

Overview

  We operate, own and lease free-standing assisted living residences. These residences are primarily located in small middle-market rural and suburban communities with a population typically ranging from 10,000 to 40,000. As of December 31, 1999 we had operations in 16 states.

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

  We have experienced significant and rapid growth, primarily through the development of assisted living residences and, to a much lesser extent, through acquisitions of residences. When we completed our initial public offering in November 1994 we had a base of five residences (137 units). As of December 31, 1999, we had 185 assisted living residences in operation representing an aggregate of 7,148 units. Of these residences, we owned 115 residences (4,515 units) and leased 70 residences (2,633 units). For the twelve months ended December 31, 1999, our 115 Stabilized Residences (those residences that had been operating for twelve months prior to the beginning of the period or had achieved 95.0% occupancy within the first twelve months of operations) had an average occupancy rate of approximately 85.4% and an average monthly rental rate of approximately $1,866 per unit.

  For the twelve months ended December 31, 1999, we commenced operations with respect to 20 residences (798 units) which were under construction at December 31, 1998. Except for the completion of these 20 residences, we discontinued all development activity in 1999 in order to focus on stabilizing our current base of operating residences. We wrote-off approximately $2.4 million and $4.9 million in fiscal years 1998 and 1999, respectively, primarily associated with sites which we will no longer seek to develop. We own land for the development of seven sites, and the expansion of three existing residences where construction has not yet commenced. We currently have three of these sites listed for sale and are retaining the remaining sites for possible future development. We have no intention of developing these sites at this time.

  During 1999 we discontinued all development activity in order to focus on our core business of operating our existing residences. The principal elements of our business strategy are to:

  . increase occupancy and improve operating efficiencies at our existing base of residences;

  .  expand market penetration in existing markets;

  .  serve higher-acuity residents; and

  .  pursue strategic business alliances.

  We anticipate that revenues at a majority of our residences will continue to come from private pay sources. However, we believe that locating residences in states with favorable regulatory and reimbursement climates should provide a stable source of residents eligible for Medicaid reimbursement to the extent that private pay residents are not available and, in addition, provide our private pay residents with alternative sources of income if their private funds are depleted and they become Medicaid eligible.

  Although we will seek to manage the mix of private paying tenants and Medicaid paying tenants residing in our facilities, any shift to a high Medicaid population could have an adverse affect on our financial position, results of operations or cash flows, particularly if third-party payors such as Medicaid continue to seek limits on reimbursement rates. See "Risk Factors--We depend on reimbursements by third-party payors."

  Assisted Living Concepts, Inc. is a Nevada corporation. Our principal executive offices are located at 11835 N.E. Glenn Widing Drive, Building E, Portland, Oregon 97220-9057, and our telephone number is (503) 252-6233.

Restatement of Historical Financial Statements

  On February 1, 1999, we announced that after consultation with our independent auditors we would restate our financial statements for the fiscal quarter ended June 30, 1997, the fiscal quarter ended September 30, 1997, the fiscal year ended December 31, 1997, the fiscal quarter ended March 31, 1998, the fiscal quarter ended June 30, 1998 and the fiscal quarter ended September 30, 1998. On March 31, 1999, we announced that the restatement would be more extensive than we had previously believed, and might include periods prior to the second quarter of 1997, including the fiscal year ended December 31, 1996. After further consultation with our independent auditors, we determined to restate our financial statements for the fiscal year ended December 31, 1996, the fiscal year ended December 31, 1997 and each of the first three fiscal quarters of the fiscal year ended December 31, 1998. On September 30, 1999, we filed restated financial statements with the Securities and Exchange Commission ("SEC") for the fiscal years ended December 31, 1996 and 1997 and for each of the first three fiscal quarters of the fiscal year ended December 31, 1998.

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

--------
  (1) Net income and net income per share, as previously reported for the quarter ended March 31, 1998, do not reflect the cumulative effect of the change in accounting principle which was adopted during the quarter ended June 30, 1998, effective January 1, 1998.

Termination of Merger Agreement

  On February 1, 1999, we agreed with American Retirement Corporation ("ARC") to terminate our previously announced merger agreement, which had been entered into during November 1998. We recorded a charge of approximately $1.1 million in the fourth quarter of 1998, and $228,000 the first quarter of 1999 for expenses incurred related to the terminated merger.

Securityholder Litigation

  Since February 1, 1999, 12 separate complaints were filed in the United States District Court for the District of Oregon against us and certain of our past and present officers and directors. Pursuant to Order signed on June 1, 1999, those complaints were consolidated for all purposes. On July 23, 1999, a consolidated complaint was filed, and on October 20, 1999, an amended consolidated complaint ("Complaint") was filed.

  The Complaint purports to be brought on behalf of a class of purchasers of:
(a) our common stock from February 6, 1997 through March 31, 1999, inclusive;
(b) our 6.0% convertible subordinated debentures due November 1, 2002 ("6.0% Debentures") from October 21, 1997 through March 31, 1999, inclusive; and (c) our 5.625% convertible subordinated debentures due May 1, 2003 ("5.625% Debentures") from July 22, 1998 through March 31, 1999, inclusive.

  The Complaint also names as defendants Schroder & Co., Inc., Morgan Stanley Dean Witter and Smith Barney, Inc. (solely as underwriters in connection with the 6.0% Debentures) and KPMG LLP, our independent auditors (in connection with our offerings of common stock, 6.0% Debentures and 5.625% Debentures).

  The Complaint alleges violations of the federal securities laws and seeks unspecified damages. We filed an answer to the Complaint on December 7, 1999.

  We cannot predict the outcome of the foregoing litigation and currently are unable to evaluate the likelihood of success or the range of possible loss. However, if the foregoing consolidated action were determined adversely to us and/or to those to whom our indemnity obligations exist, such a determination could have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.

Termination of Joint Venture Agreements

  During fiscal years 1997 and 1998, we entered into joint venture agreements with respect to the operation of certain start-up residences pursuant to which 90% of the operating risks and rewards related to such residences were allocated to the joint venture partner, in which we had an interest. We consolidated the operations of the joint venture agreements in our financial statements. The joint venture partner reimbursed us for 90% of the start-up losses of the joint venture residences incurred in the second quarter of 1997 and through the third quarter of 1998, and we recognized such reimbursements as other income in our financial statements during such quarters. As part of the restatement such loss reimbursements have been accounted for as loans, rather than other income. We also reflected amounts paid to repurchase the joint venture partner's interest in the operations of the joint venture residences in excess of reimbursed losses as interest and other expense.

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

  On March 3, 2000, our Board of Directors announced the appointment of W. James Nicol and John Gibbons to our Board of Directors, including the appointment of Mr. Nicol as Chairman of the Board. We also announced the formation of an Executive Committee of our Board of Directors comprised of Dr. Keren Brown Wilson, Mr. Nicol and Mr. Gibbons. On March 3, 2000, we also announced the resignation of James W. Cruckshank as our Chief Financial Officer and the appointment of Mr. Gibbons as Interim Chief Financial Officer. At that time, we entered into a Separation and Consulting Agreement with Mr. Cruckshank, pursuant to which Mr. Cruckshank's employment agreement with us was terminated, and Mr. Cruckshank agreed to provide us with consulting services through the end of 2000. See "Executive Compensation--Consulting Agreements."

  On March 16, 2000, we announced the addition of Drew Miller as our Chief Financial Officer and Treasurer and the resignation of Mr. Gibbons as Interim Chief Financial Officer.

Amendments to Certain Leases

  In March 1999, we amended 16 leases with a single lessor. Prior to the amendment the leases were accounted for as financings due to our continuing involvement in the residences in the form of a fair market value purchase option. The amendments resulted in the reclassification of such leases from financings to operating leases.

  In June 1999, we amended all of our 37 leases with another lessor. These amendments restructured provisions related to future minimum annual rent increases, or "rent escalators," which prior to the amendments required us to account for rent expense related to such leases on a straight-line basis. From the date of the amendment forward, we will account for the amended leases on a contractual cash payment basis and amortize the deferred rent balance as of the date of the amendment over the remaining initial terms of the lease. Those amendments also redefined the lease renewal option with respect to certain leases and provided the lessor with the option to declare an event of default in the event of a change of control under certain circumstances. In addition, the amendments also provide us with the ability, subject to certain conditions, to sublease or assign our leases with respect to two residences.

Amendment of Loan Agreements

  During the third quarter of 1999, we amended certain loan agreements with one of our creditors. Pursuant to the amendment, we agreed to provide $8.3 million of additional cash collateral in exchange for the forbearance or waiver of certain possible defaults, including an amendment to certain financial covenants. The amendment provides for the release of the additional collateral upon the achievement of specified performance targets, provided that we are in compliance with the other terms of the loan agreements. We achieved certain of these specified targets during the fourth quarter of fiscal 1999 and $1.2 million of the cash was released from restriction.

Site Abandonment Costs

  Except for the completion of 20 residences opened during 1999, we discontinued all development activity in 1999 in order to focus on stabilizing our current base of operating residences. We wrote-off approximately $4.9 million primarily associated with sites which we will no longer seek to develop. We own land for the development of seven sites and the expansion of three existing residences, where construction has not yet commenced. We currently have three of the sites listed for sale and are retaining the remaining sites for possible future development. We have no intention of developing these sites at this time.

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

  . Support services, such as assistance with medication, monitoring health status, coordination of transportation; and

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

  We have established an infrastructure that includes 5 regional vice presidents of operations who oversee the overall performance and finances of each region, 17 regional operations managers and 2 regional associate operations managers who oversee the day-to-day operations of up to 10 to 12 residences, and team leaders who provide peer support for up to three to four residences. Presently, residence personnel also are supported by corporate staff based at our headquarters. We also have regional property managers who oversee the maintenance of the residences and five regional marketing coordinators who assist with marketing the residence. Corporate and regional personnel work with the program directors to establish residence goals and strategies, quality assurance oversight, development of Company policies and procedures, government relations, marketing and sales, community relations, development and implementation of new programs, cash management and treasury functions, and human resource management.

Competition

  The long-term care industry generally is highly competitive. We expect that the assisted living business, in particular, will become even more competitive in the future given the relatively low barriers to entry and continuing health care cost containment pressures.

  We compete with numerous other companies providing similar long-term care alternatives. We operate in 16 states and each community in which we operate provides a unique market. Overall, a limited number of our markets include an assisted living competitor offering assisted living facilities that are similar in size, price and range of service. In markets where we have competition, our competitors include other companies that provide adult day care in the home, higher priced assisted living centers (typically larger facilities with more amenities), congregate care facilities where tenants elect the services to be provided, and continuing care retirement centers on campus like settings.

  We expect to face increased competition from new market entrants as assisted living receives increased attention and the number of states which include assisted living in their Medicaid programs increases. Competition will also grow from new market entrants, including publicly and privately held companies focusing primarily on assisted living. Nursing facilities that provide long-term care services are also a potential source of competition for us. Providers of assisted living residences compete for residents primarily on the basis of quality of care, price, reputation, physical appearance of the facilities, services offered, family preferences, physician referrals and location. Some of our competitors operate on a not-for-profit basis or as charitable organizations. Some of our competitors are significantly larger than us and have, or may obtain, greater resources than ours. While we generally believe that there is moderate competition for less expensive segments of the private market and for Medicaid residents in small communities, we have seen an increase in competition in certain of our markets.

  We believe that many assisted living markets have become or are on the verge of becoming overbuilt. Regulation and other barriers to entry into the assisted living industry are not substantial. In addition, because the segment of the population that can afford to pay our daily resident fee is finite, the development of new assisted living facilities could outpace demand. The short term effects of overbuilding include (a) significantly longer fill-up periods (2-3 years as compared to 12-18 months previously experienced), (b) pressure to lower or refrain from increasing rates and (c) competition for workers in already tight labor markets. Long term effects include lower margins for an estimated 3-5 years until excess units are absorbed. Recently, we have experienced slower fill-up than expected of new residences in some markets as well as declining occupancy in our stabilized residences due to the increase in options available to potential new residents which units are vacated. We believe that each local market is different, and we are and will continue to react in a variety of ways, including selective price discounting, to the specific competitive environment that exists in each market. There can be no assurance that we will be able to compete effectively in those markets where overbuilding exists, or that future overbuilding in other markets where we have opened or plan to open residences will not adversely affect our operations.

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

  In 1981, the federal government approved a Medicaid waiver program called Home and Community Based Care which was designed to permit states to develop programs specific to the healthcare and housing needs of the low-income elderly eligible for nursing home placement (a "Medicaid Waiver Program"). In 1986, Oregon became the first state to use federal funding for licensed assisted living services through a Medicaid Waiver Program authorized by the Health Care Financing Administration ("HCFA"). Under a Medicaid Waiver Program, states apply to HCFA for a waiver to use Medicaid funds to support community-based options for the low-income elderly who need long-term care. These waivers permit states to reallocate a portion of Medicaid funding for nursing facility care to other forms of care such as assisted living. In 1994, the federal government implemented new regulations which empowered states to further expand their Medicaid Waiver Programs and eliminated restrictions on the amount of Medicaid funding states could allocate to community-based care, such as assisted living. A limited number of states including Oregon, New Jersey, Texas, Arizona, Nebraska, Florida, Idaho and Washington currently have operating Medicaid Waiver Programs that allow them to pay for assisted living care. Without a Medicaid Waiver Program, states can only use federal Medicaid funds for long-term care in nursing facilities.

  During the years ended December 31, 1997, 1998 and 1999, direct payments received from state Medicaid agencies accounted for approximately 11.1%, 10.7 and 10.4%, respectively, of our revenue while the tenant-paid portion received from Medicaid residents accounted for approximately 5.9%, 5.8 and 5.9%, respectively, of our revenue during these periods. We expect in the future that state Medicaid reimbursement programs will continue to constitute one of our sources of revenue.

  The Balanced Budget Act ("BBA") of 1997, Public Law 105-33, included sweeping changes to Medicare and Medicaid, significantly reducing rates of increase for payments to home health agencies. Under the BBA, home health agencies (as well as certain other health related industries) will no longer be reimbursed under a cost based system. Rather, the BBA requires the Secretary of Health and Human Services to establish and implement a prospective payment system under which home health care services will be reimbursed on a per diem basis for cost reporting periods beginning on and after October 1, 2000. In 1998, following the adoption of the BBA, we closed our home health operations. The shift to a prospective payment system under the BBA does not apply to assisted living residences and therefore should not affect our assisted living operations.

  We anticipate that revenues at a majority of our residences will continue to come from private pay sources. However, we believe that locating residences in states with favorable regulatory and reimbursement climates should provide a stable source of residents eligible for Medicaid reimbursement to the extent that private pay residents are not available and, in addition, provide our private pay residents with alternative sources of income when their private funds are depleted and they become Medicaid eligible. Although we will seek to manage the mix of private paying tenants and Medicaid paying tenants residing in our facilitites, this shift could have an adverse affect on our financial position, results of operations or cash flows, particularly if third-party payors such as Medicaid continue to seek limits on reimbursement rates.

Government Regulation

  Our assisted living residences are subject to certain state statutes, rules and regulations, including those which provide for licensing requirements. In order to qualify as a state licensed facility, our residences must comply with regulations which address, among other things, staffing, physical design, required services and resident characteristics. As of December 31, 1999, we had obtained licenses in Oregon, Washington, Idaho, Nebraska, Texas, Arizona, Iowa, Louisiana, Ohio, New Jersey, Pennsylvania, Florida, Michigan, Georgia and South Carolina. We are not currently subject to state licensure requirements in Indiana. Our residences are also subject to various local building codes and other ordinances, including fire safety codes. These requirements vary from state to state and are monitored to varying degrees by state agencies.

  As a provider of services under the Medicaid program in the United States, we are subject to Medicaid fraud and abuse laws, which prohibit any bribe, kickback, rebate or renumeration of any kind in return for the referral of Medicaid patients, or to induce the purchasing, leasing, ordering or arranging of any goods or services to be paid for by Medicaid. Violations of these laws may result in civil and criminal penalties and exclusions from participation in the Medicaid program. The Inspector General of the Department of Health and Human Services issued "safe harbor" regulations specifying certain business practices, which are exempt from sanctions under the fraud and abuse law. Several states in which we operate have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers if such arrangements are designed to induce or encourage the referral of patients to a particular provider. We at all times attempt to comply with all applicable fraud and abuse laws. There can be no assurance that administrative or judicial interpretation of existing laws or regulations or enactments of new laws or regulations will not have a material adverse effect on our results of operations or financial condition.

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

  Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist that also may require modifications to planned facilities to create access to the properties by disabled persons. Although we believe that our facilities are substantially in compliance with, or are exempt from, present requirements, we will incur additional costs if required changes involve a greater expenditure than anticipated or must be made on a more accelerated basis than anticipated. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons, the costs of compliance with which could be substantial.

Employees

  As of December 31, 1999 we had 3,718 employees, of whom 1,546 were full-time employees and 2,172 were part-time employees. None of our employees are represented by any labor union. We believe that our labor relations are generally good.

ITEM 2. Properties

  The following chart sets forth, as of December 31, 1999 the location, number of units, date of licensure, and ownership status of our residences. In addition, the chart sets forth occupancy rates as of December 31, 1999.

                                                                   Occupancy (%)
                                              Opening                   at
   Residence                            Units Date(1) Ownership(2)  12/31/99(3)
   ---------                            ----- ------- ------------ -------------
   Western Region
   Idaho
   Burley..............................   35   08/97     Leased         88.6
   Caldwell............................   35   08/97     Leased         60.0
   Garden City.........................   48   04/97      Owned         83.3
   Hayden..............................   39   11/96     Leased        100.0
   Idaho Falls.........................   39   01/97      Owned         89.7
   Moscow..............................   35   04/97      Owned         71.4
   Nampa...............................   39   02/97     Leased         74.4
   Rexburg.............................   35   08/97      Owned         65.7
   Twin Falls..........................   39   09/97      Owned         48.7
                                         ---
     Sub Total.........................  344

                                                                   Occupancy (%)
                                              Opening                   at
   Residence                            Units Date(1) Ownership(2)  12/31/99(3)
   ---------                            ----- ------- ------------ -------------
   Oregon
   Astoria.............................   28   08/96      Owned         96.4
   Bend................................   46   11/95      Owned         87.0
   Brookings...........................   36   07/96      Owned        100.0
   Canby...............................   25   12/90     Leased        100.0
   Estacada............................   30   01/97      Owned        100.0
   Eugene..............................   47   08/97     Leased        100.0
   Hood River..........................   30   10/95      Owned         96.7
   Klamath Falls.......................   36   10/96     Leased        100.0
   Lincoln City........................   33   10/94      Owned         75.7
   Madras..............................   27   03/91      Owned        100.0
   Myrtle Creek........................   34   03/96     Leased        100.0
   Newberg.............................   26   10/92     Leased        100.0
   Newport.............................   36   06/96     Leased         83.3
   Pendleton...........................   39   04/91     Leased         87.2
   Prineville..........................   30   10/95      Owned         96.7
   Redmond.............................   37   03/95     Leased        100.0
   Silverton...........................   30   07/95      Owned         96.7
   Sutherlin...........................   30   01/97     Leased        100.0
   Talent..............................   36   10/97      Owned        100.0
                                         ---
     Sub Total.........................  636
   Washington
   Battle Ground.......................   40   11/96     Leased        100.0
   Bremerton...........................   39   05/97      Owned         82.1
   Camas...............................   36   03/96     Leased        100.0
   Enumclaw............................   40   04/97      Owned         95.0
   Ferndale............................   39   10/98      Owned         79.5
   Grandview...........................   36   02/96     Leased         91.7
   Hoquiam.............................   40   07/97     Leased        100.0
   Kelso...............................   40   08/96     Leased         90.0
   Kennewick...........................   36   12/95     Leased         47.2
   Port Orchard........................   39   06/97      Owned         97.4
   Port Townsend.......................   39   01/98      Owned         97.4
   Spokane.............................   39   09/97      Owned         87.2
   Sumner..............................   48   03/98      Owned         97.9
   Vancouver...........................   44   06/96     Leased         77.3
   Walla Walla.........................   36   02/96     Leased        100.0
   Yakima..............................   48   07/98      Owned         89.6
                                         ---
     Sub Total.........................  639

                                                                   Occupancy (%)
                                              Opening                   at
   Residence                            Units Date(1) Ownership(2)  12/31/99(3)
   ---------                            ----- ------- ------------ -------------
   Midwest Region
   Indiana
   Bedford.............................   39   03/98      Owned         61.5
   Bloomington.........................   39   01/98      Owned         38.5
   Camby...............................   39   12/98      Owned         43.6
   Crawfordsville......................   39   06/99      Owned         76.9
   Elkheart............................   39   09/97     Leased         89.7
   Fort Wayne..........................   39   06/98      Owned         38.5
   Franklin............................   39   05/98      Owned         53.9
   Huntington..........................   39   02/98      Owned         59.0
   Jeffersonville......................   39   03/99      Owned         28.2
   Kendalville.........................   39   05/98      Owned         48.7
   Lafayette...........................   39   11/99      Owned         38.5
   LaPorte.............................   39   10/98      Owned         43.6
   Logansport..........................   39   02/98      Owned        100.0
   Madison.............................   39   10/97     Leased         97.4
   Marion..............................   39   03/98      Owned         38.5
   Muncie..............................   39   02/98      Owned         89.7
   New Albany..........................   39   05/98      Owned         64.1
   New Castle..........................   39   02/98      Owned         82.1
   Seymour.............................   39   05/98      Owned         69.2
   Shelbyville.........................   39   05/98      Owned         92.3
   Warsaw..............................   39   10/97      Owned         48.7
                                         ---
     Sub Total.........................  819
   Iowa
   Atlantic............................   30   09/98      Owned         83.3
   Carroll.............................   35   01/99      Owned         60.0
   Clarinda............................   35   09/98      Owned         97.1
   Council Bluff.......................   50   03/99      Owned         62.0
   Denison.............................   35   05/98     Leased         62.9
   Sergeant Bluff......................   39   11/99      Owned         10.3
                                         ---
     Sub Total.........................  224
   Michigan............................
   Coldwater...........................   39   10/99      Owned         38.5
   Kalamazoo...........................   39   11/99      Owned         46.2
   Three Rivers........................   39   04/99      Owned         28.2
                                         ---
     Sub Total.........................  117
   Nebraska
   Beatrice............................   39   07/97     Leased         97.4
   Blair...............................   30   07/98      Owned         86.7
   Columbus............................   39   06/98      Owned         97.4
   Fremont.............................   39   05/98      Owned        100.0
   Nebraska City.......................   30   06/98      Owned         86.7
   Norfolk.............................   39   04/97     Leased         79.5
   Seward..............................   30   10/98      Owned         80.0
   Wahoo...............................   39   06/97     Leased         71.8
   York................................   39   05/97     Leased        100.0
                                         ---
     Sub Total.........................  324

                                                                   Occupancy (%)
                                              Opening                   at
   Residence                            Units Date(1) Ownership(2)  12/31/99(3)
   ---------                            ----- ------- ------------ -------------
   Southeast Region
   Georgia
   Rome................................   39   08/99      Owned         25.6

   Florida
   Defuniak Springs....................   39   07/99      Owned         20.5
   Milton..............................   39   06/99      Owned         51.3
   NW Pensacola........................   39   06/99      Owned         43.6
   Quincy..............................   39   04/99      Owned         43.6
                                         ---
     Sub Total.........................  156
   Louisiana
   Alexandria..........................   48   07/98      Owned         66.7
   Bunkie..............................   39   01/99      Owned         43.6
   Houma...............................   48   08/98      Owned         81.3
   Ruston..............................   39   01/99      Owned         46.2
                                         ---
     Sub Total.........................  174
   South Carolina
   Aiken...............................   39   02/98      Owned         87.2
   Clinton.............................   39   11/97     Leased         33.3
   Goose Creek.........................   39   08/98      Owned         41.0
   Greenwood...........................   39   05/98     Leased         41.0
   Greer...............................   39   06/99      Owned         66.7
   James Island........................   39   08/98      Owned         82.1
   North Augusta.......................   39   10/98      Owned         35.9
   Port Royal..........................   39   09/98      Owned         71.8
   Summerville.........................   39   02/98      Owned         79.5
                                         ---
     Sub Total.........................  351
   Texas
   Athens..............................   38   11/95     Leased         94.7
   Carthage............................   30   10/95     Leased         93.3
   Greenville..........................   40   11/95     Leased         95.0
   Gun Barrel City.....................   40   10/95     Leased        100.0
   Henderson...........................   30   09/96     Leased        100.0
   Jacksonville........................   39   12/95     Leased         97.4
   Longview............................   30   09/95     Leased         93.3
   Marshall............................   40   07/95     Leased         87.5
   Paris Oaks..........................   50   12/98      Owned        100.0
   Sulphur Springs.....................   30   01/96      Owned        100.0
                                         ---
     Sub Total.........................  367
   Southwest Region
   Texas
   Abilene.............................   38   10/96     Leased        100.0
   Amarillo............................   50   03/96     Leased         98.0
   Beaumont............................   50   04/96     Leased         92.0
   Big Springs.........................   38   05/96     Leased         97.4
   Bryan...............................   30   06/96     Leased        100.0
   Canyon..............................   30   06/96     Leased        100.0
   Cleburne............................   45   01/96      Owned        100.0
   College Station.....................   39   10/96     Leased         79.5

                                                                   Occupancy (%)
                                              Opening                   at
   Residence                            Units Date(1) Ownership(2)  12/31/99(3)
   ---------                            ----- ------- ------------ -------------
   Conroe..............................    38  07/96     Leased         94.7
   Denison.............................    30  01/96      Owned         86.7
   Gainesville.........................    40  01/96     Leased         97.5
   Levelland...........................    30  01/96     Leased        100.0
   Lubbock.............................    50  07/96     Leased         96.0
   Lufkin..............................    39  05/96     Leased        100.0
   McKinney............................    39  01/97      Owned        100.0
   McKinney............................    50  05/98      Owned         94.0
   Mesquite............................    50  07/96     Leased         92.0
   Midland.............................    50  12/96      Owned         98.0
   Mineral Wells.......................    30  07/96     Leased        100.0
   Nagadoches..........................    30  06/96     Leased        100.0
   Orange..............................    36  03/96     Leased         97.2
   Pampa...............................    36  08/96     Leased        100.0
   Plainview...........................    36  07/96     Leased         94.4
   Plano...............................    64  05/98      Owned         89.1
   Port Arthur.........................    50  05/96      Owned         98.0
   Rowlett.............................    36  10/96      Owned        100.0
   Sherman.............................    39  10/95     Leased         94.9
   Sweetwater..........................    30  03/96     Leased         96.7
   Temple..............................    40  01/97     Leased         60.0
   Wichita Falls.......................    50  10/96     Leased         86.0
                                        -----
     Sub Total......................... 1,213
   Arizona
   Apache Junction.....................    48  03/98      Owned         93.8
   Bullhead City.......................    40  08/97     Leased         82.5
   Lake Havasu.........................    36  04/97     Leased         69.4
   Mesa................................    50  01/98      Owned         66.0
   Payson..............................    39  10/98      Owned        100.0
   Peoria..............................    50  07/99      Owned         16.0
   Prescott Valley.....................    39  10/98      Owned         59.0
   Surprise............................    50  10/98      Owned         28.0
   Yuma................................    48  03/98      Owned         83.3
                                        -----
     Sub Total.........................   400
   Northeast Region
   New Jersey
   Bridgeton...........................    39  03/98      Owned         79.5
   Burlington..........................    39  11/97      Owned        100.0
   Egg Harbor..........................    39  04/99      Owned        100.0
   Glassboro...........................    39  03/97     Leased        100.0
   Millville...........................    39  05/97     Leased         82.1
   Pennsville..........................    39  11/97      Owned         94.9
   Rio Grande..........................    39  11/97      Owned        100.0
   Vineland............................    39  01/97     Leased         97.4
                                        -----
     Sub Total.........................   312

                                                                   Occupancy (%)
                                              Opening                   at
   Residence                            Units Date(1) Ownership(2)  12/31/99(3)
   ---------                            ----- ------- ------------ -------------
   Ohio
   Bellefountaine......................    35  03/97      Owned         51.4
   Bucyrus.............................    35  01/97      Owned         97.1
   Cambridge...........................    39  10/97      Owned         59.0
   Celina..............................    39  04/97      Owned         79.5
   Defiance............................    35  02/96      Owned         82.9
   Findlay.............................    39  03/97      Owned         53.9
   Fremont.............................    39  07/97     Leased         89.7
   Greenville..........................    39  02/97      Owned         97.4
   Hillsboro...........................    39  03/98      Owned         74.3
   Kenton..............................    35  03/97      Owned        100.0
   Lima................................    39  06/97      Owned         35.9
   Marion..............................    39  04/97      Owned         51.3
   Newark..............................    39  10/97     Leased         92.3
   Sandusky............................    39  09/98      Owned         33.3
   Tiffin..............................    35  06/97     Leased         85.7
   Troy................................    39  03/97     Leased        100.0
   Wheelersburg........................    39  09/97     Leased         25.6
   Zanesville..........................    39  12/97      Owned         89.7
                                        -----
     Sub Total.........................   682
   Pennsylvania
   Butler..............................    39  12/97      Owned         84.6
   Hermitage...........................    39  03/98      Owned         82.1
   Indiana.............................    39  03/98      Owned         53.8
   Johnstown...........................    39  06/98      Owned         46.2
   Latrobe.............................    39  12/97      Owned         97.4
   Lower Burrell.......................    39  01/97      Owned         89.7
   New Castle..........................    39  04/98      Owned        100.0
   Penn Hills..........................    39  05/98      Owned         59.0
   Uniontown...........................    39  06/98      Owned         87.2
                                        -----
     Sub Total.........................   351
                                        -----
     Grand Total....................... 7,148
                                        =====

--------
(1) Reflects the date operations commenced, typically the licensure date for developed residences and the date of purchase for acquired residences. With the exception of four facilities purchased in 1998 (Plano, TX; McKinney, TX; Alexandria, LA and Paris Oaks, TX), we developed all of the residences identified as opening in 1998 and 1999.
(2) As of December 31, 1999, we owned 115 residences, 37 of which were subject to permanent mortgage financing and 78 of which were unencumbered, and we leased 70 residences pursuant to long-term operating leases. See Notes 6 and 9 to the consolidated financial statements included elsewhere herein.
(3)Occupancy is calculated based upon occupied units at December 31, 1999.

  In 1999, we also leased approximately 28,000 square feet of office space for the Corporate and Regional offices in Portland, Oregon; Glendale, Arizona; Dallas, Texas; Omaha, Nebraska; and Dublin, Ohio.

ITEM 3. Legal Proceedings

Securityholder Litigation

  Since February 1, 1999, 12 separate complaints were filed in the United States District Court for the District of Oregon against us and certain of our past and present officers and directors. Pursuant to Order signed on June 1, 1999, those complaints were consolidated for all purposes. On July 23, 1999, a consolidated complaint was filed, and on October 20, 1999, an amended consolidated complaint ("Complaint") was filed.

  The Complaint purports to be brought on behalf of a class of purchasers of:
(a) our common stock from February 6, 1997 through March 31, 1999, inclusive;
(b) our 6.0% convertible subordinated debentures due November 1, 2002 ("6.0% Debentures") from October 21, 1997 through March 31, 1999, inclusive; and (c) our 5.625% convertible subordinated debentures due May 1, 2003 ("5.625% Debentures") from July 22, 1998 through March 31, 1999, inclusive.

  The Complaint also names as defendants Schroder & Co., Inc., Morgan Stanley Dean Witter and Smith Barney, Inc. (solely as underwriters in connection with the 6.0% Debentures) and KPMG LLP, our independent auditors (in connection with our offerings of common stock, 6.0% Debentures and 5.625% Debentures).

  The Complaint alleges violations of the federal securities laws and seeks unspecified damages. We filed an answer to the Complaint on December 7, 1999.

  We cannot predict the outcome of the foregoing litigation and currently are unable to evaluate the likelihood of success or the range of possible loss. However, if the foregoing consolidated action were determined adversely to us and/or to those to whom our indemnity obligations exist, such a determination could have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.

Other Litigation

  In addition to the matter referred to in the immediately preceding paragraphs, we are involved in various lawsuits and claims arising in the normal course of business. In the opinion of our management, although the outcomes of these other suits and claims are uncertain and because of the early stages of these matters, management cannot estimate the losses or range of losses, should the outcomes be unfavorable. In the aggregate such other suits and claims should not have a material adverse effect on our financial condition, results of operations, cash flow or liquidity.

ITEM 4. Submission of Matters to a Vote of Security Holders

  We held our Annual Meeting of Stockholders on November 16, 1999. The meeting involved the election of five directors. The directors who were nominated and elected to serve as directors until the 2000 Annual Meeting of Stockholders and, in each case, until their respective successors are duly elected and qualified were Dr. Keren Brown Wilson, Richard C. Ladd, Jill M. Krueger, Bradley G. Razook and Gloria J. Cavanaugh. Shares represented at the annual meeting were 15,995,424 of total outstanding shares of 17,120,745 to reach a quorum of 93.4%. The results of the election were as follows:

                                    For     Withheld
                                 ---------- --------
       Dr. Keren Brown Wilson..  15,630,513 364,911
       Richard C. Ladd..         15,634,213 361,211
       Jill M. Krueger..         15,636,498 358,926
       Bradley G. Razook..       15,295,139 700,285
       Gloria J. Cavanaugh..     15,634,563 360,861

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

                                            1997          1998          1999
                                        ------------- ------------- ------------
                                         High   Low    High   Low    High   Low
                                        ------ ------ ------ ------ ------ -----
     Years ended December 31:
       1st Quarter..................... $10.68 $ 7.13 $21.63 $17.50 $14.50 $3.31
       2nd Quarter.....................  14.50   9.88  21.38  14.13   3.31  2.88
       3rd Quarter.....................  19.75  13.25  18.00  12.44    --    --
       4th Quarter.....................  22.38  15.75  14.50   9.88   2.25   .81

  On April 15, 1999, the AMEX halted trading in the Common Stock. Trading was resumed on October 4, 1999 after our restatement was completed.

  As of December 31, 1999, we had approximately 103 holders of record of Common Stock. We are unable to estimate the number of additional shareholders whose shares are held for them in street name or nominee accounts.

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

ITEM 6. Selected Financial Data

  The following table presents selected historical consolidated financial data. The consolidated statement of operations data for the years ended December 31, 1997, 1998 and 1999, as well as the consolidated balance sheet data as of December 31, 1998 and 1999, are derived from our consolidated financial statements included elsewhere in this report which have been audited by KPMG LLP, independent auditors. You should read the selected financial data below in conjunction with our consolidated financial statements, including the related notes, and the information in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                The Company
                                 ---------------------------------------------
                                         Years Ended December 31,
                                 ---------------------------------------------
                                  1995     1996     1997      1998      1999
                                 -------  -------  -------  --------  --------
                                   (in thousands, except per share data)
Consolidated Statements of
 Operations Data:
Revenue........................  $ 4,067  $21,022  $49,605  $ 89,384  $117,489
Operating expenses:
  Residence operating
   expenses....................    2,779   14,055   31,591    57,443    81,767
  Corporate general and
   administrative..............    1,252    1,864    4,050    11,099    21,178
  Building rentals.............      798    3,949    7,969    12,764    15,367
  Depreciation and
   amortization................      296    1,094    3,683     6,339     8,981
  Terminated merger expense....      --       --       --      1,068       228
  Site abandonment costs.......      --       --       --      2,377     4,912
  Write-off of impaired
   assets......................      --       --       --      8,521       --
                                 -------  -------  -------  --------  --------
    Total operating expenses...    5,125   20,962   47,293    99,611   132,433
                                 -------  -------  -------  --------  --------
Operating income (loss)........   (1,058)      60    2,312   (10,227)  (14,944)
                                 -------  -------  -------  --------  --------
Other income (expense):
Interest expense...............      (96)  (1,146)  (4,946)  (11,039)  (15,200)
Interest income................      579      455    1,526     3,869     1,598
Loss on sale of assets.........      --      (854)  (1,250)     (651)     (127)
Debenture conversion costs.....      --      (426)     --        --        --
Other income (expense), net....      --        (4)    (121)   (1,174)     (260)
                                 -------  -------  -------  --------  --------
    Total other income
     (expense).................      483   (1,975)  (4,791)   (8,995)  (13,989)
                                 -------  -------  -------  --------  --------
Loss before taxes and
 cumulative effect of change in
 accounting principle..........     (575)  (1,915)  (2,479)  (19,222)  (28,933)
Cumulative effect of change in
 accounting principle..........      --       --       --     (1,523)      --
                                 -------  -------  -------  --------  --------
Net loss.......................  $  (575) $(1,915) $(2,479) $(20,745) $(28,933)
                                 =======  =======  =======  ========  ========
Basic and diluted net loss per
 common share:
Loss before cumulative effect
 of change in accounting
 principle.....................  $ (0.10) $ (0.23) $ (0.21) $  (1.18) $  (1.69)
Cumulative effect of change in
 accounting principle..........      --       --       --   $  (0.09)      --
                                 -------  -------  -------  --------  --------
Basic and diluted net loss per
 common share..................  $ (0.10) $ (0.23) $ (0.21) $  (1.27) $  (1.69)
                                 =======  =======  =======  ========  ========
Basic and diluted weighted
 average common shares
 outstanding...................    6,000    8,404   11,871    16,273    17,119

                                                At December 31,
                                  ---------------------------------------------
                                   1995      1996      1997     1998     1999
                                  -------  --------  -------- -------- --------
                                                (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents ......  $ 7,335  $  2,105  $ 63,269 $ 55,036 $  7,606
Working capital (deficit).......   (5,320)  (27,141)   40,062   43,856    7,592
Total assets....................   53,546   147,223   324,367  414,669  346,188
Long-term debt, excluding
 current portion................   24,553    49,663   157,700  266,286  233,199
Shareholders' equity............   15,644    56,995   132,244  119,197   89,344

                     Quarterly Financial Data (Unaudited)
                     (in thousands except per share data)

                               1998 Quarterly Financial Data                1999 Quarterly Financial Data
                          -------------------------------------------  --------------------------------------------
                            1st                        4th    Year to    1st                        4th    Year to
                            Qtr    2nd Qtr  3rd Qtr    Qtr     Date      Qtr    2nd Qtr  3rd Qtr  Qtr(2)     Date
                          -------  -------  -------  -------  -------  -------  -------  -------  -------  --------
Results of Operations
Revenue.................  $18,773  $21,153  $24,012  $25,446  $89,384  $26,583  $28,479  $30,398  $32,029  $117,489
Operating income
 (loss).................    1,408   (8,609)   1,657   (4,683) (10,227)  (4,243)  (6,115)  (2,561)  (2,025)  (14,944)
Net income (loss) before
 cumulative effect of
 change in accounting
 principle..............      739  (11,831)    (720)  (7,410) (19,222)  (7,660)  (9,006)  (6,256)  (6,011)  (28,933)
Change in accounting
 principle..............   (1,523)     --       --       --    (1,523)     --       --       --       --        --
Net loss................     (784) (11,831)    (720)  (7,410) (20,745)  (7,660)  (9,006)  (6,256)  (6,011)  (28,933)
Basic and diluted income
 (loss) per share(1)
Income (loss) per common
 share before cumulative
 effect of change in
 accounting principle...     0.05    (0.75)   (0.04)   (0.43)   (1.18)   (0.45)   (0.53)   (0.37)   (0.35)    (1.69)
Cumulative effect of
 change in accounting
 principle..............    (0.10)     --       --       --       --       --       --       --       --        --
Loss per share..........   $(0.05)  $(0.75)  $(0.04)  $(0.43)  $(1.27)  $(0.45)  $(0.53)  $(0.37)  $(0.35)   $(1.69)
Basic and diluted
 weighted average common
 shares outstanding.....   15,688   15,679   16,604   17,094   16,273   17,116   17,116   17,121   17,121    17,119

--------
(1) Quarter net income (loss) per share amounts may not add to the full year total due to rounding.
(2) The fourth quarter of 1999 includes $510,000 of bad debt expense related to our home health operations.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Restatement

  On February 1, 1999, we announced that after consultation with our independent auditors, we would restate our financial statements for the fiscal quarter ended June 30, 1997, the fiscal quarter ended September 30, 1997, the fiscal year ended December 31, 1997, the fiscal quarter ended March 31, 1998, the fiscal quarter ended June 30, 1998 and the fiscal quarter ended September 30, 1998. On March 31, 1999, we announced that the restatement would be more extensive than we had previously believed, and might include periods prior to the second quarter of 1997, including the fiscal year ended December 31, 1996. After further consultation with our independent auditors, we determined to restate our financial statements for the fiscal year ended December 31, 1996, the fiscal year ended December 31, 1997 and each of the first three fiscal quarters of the fiscal year ended December 31, 1998. On September 30, 1999, we filed restated financial statements with the Securities and Exchange Commission for the fiscal years ended December 31, 1996 and 1997 and for each of the first three fiscal quarters of the fiscal year ended December 31, 1998.

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

Overview

  We operate free-standing assisted living residences, primarily in small middle-market rural and suburban communities with a population typically ranging from 10,000 to 40,000. We provide personal care and support services, and make available routine nursing services (as permitted by applicable regulations) designed to meet the personal and health care needs of our residents. As of December 31, 1999, we had operations in 16 states.

  We have experienced significant and rapid growth, primarily through the development of assisted living residences and, to a lesser extent, through the acquisition of assisted living residences. At the closing of our initial public offering in November 1994, we began operating five residences (137 units) located in Oregon. As of December 31, 1999, we had received certificates of occupancy on 185 residences (7,148 units), of which we owned 115 residences (4,515 units) and leased 70 residences (2,633 units).

  We derive our revenues primarily from resident fees for the delivery of assisted living services. Resident fees typically are paid monthly by residents, their families, state Medicaid agencies or other third parties. Resident fees include revenue derived from a multi-tiered rate structure, which varies based on the level of care provided. Resident fees are recognized as revenues when services are provided. Our operating expenses include:

  . residence operating expenses, such as staff payroll, food, property taxes, utilities, insurance and other direct residence operating expenses;

  . general and administrative expenses consisting of corporate and regional support functions such as legal, accounting and other administrative expenses;

  .  building rentals; and

  .  depreciation and amortization.

  Our operating results for the year ended December 31, 1999 were adversely affected by several factors, including the diversion of management's time and attention related to the following:

  .  investment in infrastructure to accommodate growth of the Company;

  . write-offs during 1999 relating to our decisions not to proceed with the development of certain sites which we had acquired for development;

  .  the restatement of our financial statements for certain prior periods;
     and

  .  securityholder litigation which commenced in February 1999.

  These distractions continued throughout 1999 and, as such, our operating results for the year ended December 31, 1999 are not necessarily indicative of our future operating performance. With respect to our Stabilized Residences (as defined below), our operating margins were substantially lower in 1999 because our occupancy rates declined and our operating expenses increased in those residences. This was partly due to increased competition in certain markets for labor and residents and partly due to the diversion of management's time and attention relating to the matters described above. These factors have also resulted in slower fill-up and increased operating expenses in our Start-Up Residences (as defined below). We expect these trends to continue to affect our operating results in 2000.

  We anticipate that revenues at a majority of our residences will continue to come from private pay sources. However, we believe that locating residences in states with favorable regulatory and reimbursement climates should provide a stable source of residents eligible for Medicaid reimbursement to the extent that private pay residents are not available and, in addition, provide our private pay residents with alternative sources of income when their private funds are depleted and they become Medicaid eligible. Although we will seek to manage the mix of private paying tenants and Medicaid paying tenants residing in our facilities, any shift to a high Medicaid population could have an adverse affect on our financial position, results of operations or cash flow, particularly if third party payors such as Medicaid continue to seek limits on reimbursement rates. See "Risk Factors--We depend on reimbursements by third-party payors."

  We believe that many assisted living markets have become or are on the verge of becoming overbuilt. Regulation and other barriers to entry into the assisted living industry are not substantial. In addition, because the segment of the population that can afford to pay our daily resident fee is finite, the development of new assisted living facilities could outpace demand. The short term effects of overbuilding include (a) significantly longer fill-up periods (2-3 years as compared to 12-18 months previously experienced), (b) pressure to lower or refrain from increasing rates and (c) competition for workers in already tight labor markets. Long term effects include lower margins for an estimated 3-5 years until excess units are absorbed. We have experienced slower fill-up than expected of new residences in some markets as well as declining occupancy in our stabilized residences due to the increase in options available to potential new residents when units are vacated. We believe that each local market is different, and we are and will continue to react in a variety of ways, including selective price discounting, to the specific competitive environment that exists in each market. There can be no assurance that we will be able to compete effectively in those markets where overbuilding exists, or that future overbuilding in other markets where we have opened or plan to open residences will not adversely affect our operations.

  For the year ended December 31, 1999, we commenced operations in 20 additional residences, all of which we developed. At this time, we have no plans for further development. We expect that these 20 residences will incur operating losses during the fill-up period. As a result, our operating results will be adversely affected by operating losses at these residences and other Start-Up Residences, which we expect will range from $1.5 million to $2.0 million during 2000.

  We believe that our current cash on hand and cash available from operations will be sufficient to meet our operating needs through June 2001. However, to provide us with additional capital, we intend to explore various financing alternatives and/or commitments to engage in sale and leaseback transactions (including loans on and sale and leasebacks of, our uncollateralized properties). We currently do not have in place any of such loan or lease commitments. As a result of the securityholder litigation, the restatement and other factors, there can be no assurances that financing from any source will be available in the future, or, if available, that such financing will be on terms acceptable to us. See "Liquidity and Capital Resources" and "Risk Factors--We may require additional financing."

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

                                                               Years Ended
                                                              December 31,
                                                            -------------------
   Total Residences                                         1997   1998   1999
   ----------------                                         -----  -----  -----
   Residences operated (end of period).....................   109    165    185
   Units operated (end of period).......................... 4,024  6,329  7,148
   Average occupancy rate (based on occupied units)........  71.7%  72.3%  75.1%
   Sources of revenue:
     Medicaid state portion................................  11.1%  10.7%  10.4%
     Medicaid resident portion.............................   5.9%   5.8%   5.9%
     Private...............................................  83.0%  83.5%  83.7%
                                                            -----  -----  -----
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

                                                               Years Ended
                                                              December 31,
                                                            -------------------
   Stabilized Residences                                    1997   1998   1999
   ---------------------                                    -----  -----  -----
   Residences operated (end of period).....................    32     65    115
   Units operated (end of period).......................... 1,063  2,434  4,386
   Average occupancy rate (based on occupied units)........  95.1%  93.9%  85.4%
   Sources of revenue:
     Medicaid state portion................................  11.4%  14.5%  13.3%
     Medicaid resident portion.............................   6.5%   8.2%   7.6%
     Private...............................................  82.1%  77.3%  79.1%
                                                            -----  -----  -----
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

                                                               Years ended
                                                              December 31,
                                                            -------------------
   Start-up Residences                                      1997   1998   1999
   -------------------                                      -----  -----  -----
   Residences operated (end of period).....................    77    100     70
   Units operated (end of period).......................... 2,961  3,895  2,762
   Average occupancy rate (based on occupied units)........  59.8%  55.7%  56.0%
   Sources of revenue:
     Medicaid state portion................................  11.3%   7.1%   2.8%
     Medicaid resident portion.............................   5.7%   3.4%   1.4%
     Private...............................................  83.0%  89.5%  95.8%
                                                            -----  -----  -----
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

                                     Years ended   Years ended   Years ended
                                      December      December      December
                                         31,           31,           31,
                                     ------------  ------------  ------------
Same Store Residences                1996   1997   1997   1998   1998   1999
---------------------                -----  -----  -----  -----  -----  -----
Residences operated (end of
 period)............................    19     19     59     59    108    108
Units operated (end of period)......   595    605  2,104  2,157  4,035  4,048
Average occupancy rate (based on
 occupied units)....................  90.0%  95.6%  86.9%  93.5%  80.5%  84.7%
Sources of revenue:
  Medicaid state portion............  16.1%  13.8%  11.9%  15.1%  12.7%  13.4%
  Medicaid resident portion.........   9.1%   7.6%   6.5%   8.7%   6.9%   7.7%
  Private...........................  74.8%  78.6%  81.6%  76.2%  80.4%  78.9%
                                     -----  -----  -----  -----  -----  -----
    Total........................... 100.0% 100.0% 100.0% 100.0% 100.0% 100.0%
                                     =====  =====  =====  =====  =====  =====

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

                                                         Years ended December
                                                                  31,
                                                        -----------------------
   Stabilized Residences                                 1997    1998    1999
   ---------------------                                ------- ------- -------
   Revenue............................................. $21,245 $46,260 $84,771
   Residence operating expenses........................  12,255  27,456  56,781
                                                        ------- ------- -------
     Residence operating income........................   8,990  18,804  27,990
   Building rentals....................................   3,323   7,193  14,825
   Depreciation and amortization.......................     945   1,777   3,610
                                                        ------- ------- -------
     Total other operating expenses....................   4,268   8,970  18,435
                                                        ------- ------- -------
       Operating income................................ $ 4,722 $ 9,834 $ 9,555
                                                        ======= ======= =======

  The following tables sets forth, for the periods presented, the results of operations for Start-up Residences (in thousands).

                                                         Years ended December
                                                                  31,
                                                        -----------------------
   Start-up Residences                                   1997    1998    1999
   -------------------                                  ------- ------- -------
   Revenue                                              $27,164 $40,013 $32,718
   Residence operating expenses........................  18,519  27,591  24,986
                                                        ------- ------- -------
     Residence operating income........................   8,645  12,422   7,732
   Building rentals....................................   4,612   5,535     520
   Depreciation and amortization.......................   2,010   4,063   4,470
                                                        ------- ------- -------
     Total other operating expenses....................   6,622   9,598   4,990
                                                        ------- ------- -------
       Operating income................................ $ 2,023 $ 2,824 $ 2,742
                                                        ======= ======= =======

  The following table sets forth, for the periods presented, the results of operations for the 19 Same Store Residences included in operating results for all of fiscal years 1996 and 1997, and the 59 Same Store Residences included in operating results for all of fiscal years 1997 and 1998 and the 108 Same Store Residences included in operating results for all of fiscal years 1998 and 1999 (in thousands).

                                 Years ended     Years ended     Years ended
                                December 31,    December 31,    December 31,
                               --------------- --------------- ---------------
   Same Store Residences        1996    1997    1997    1998    1998    1999
   ---------------------       ------- ------- ------- ------- ------- -------
   Revenue.................... $10,877 $12,397 $38,274 $42,002 $70,920 $77,881
   Residence operating
    expenses..................   6,682   7,070  22,908  24,801  43,659  52,154
                               ------- ------- ------- ------- ------- -------
     Residence operating
      income..................   4,195   5,327  15,366  17,201  27,261  25,727
   Building rentals...........   2,374   2,440   5,635   6,375  12,385  14,825
   Depreciation and
    amortization..............     543     461   2,280   1,647   3,451   3,067
                               ------- ------- ------- ------- ------- -------
     Total other operating
      expenses................   2,917   2,901   7,915   8,022  15,836  17,892
                               ------- ------- ------- ------- ------- -------
       Operating income....... $ 1,278 $ 2,426 $ 7,451 $ 9,179 $11,425 $ 7,835
                               ======= ======= ======= ======= ======= =======

 Year ended December 31, 1999 compared to year ended December 31, 1998:

  We incurred a net loss of $28.9 million, or $1.69 per basic and diluted share, on revenue of $117.5 million for the year ended December 31, 1999 (the "1999 Period") as compared to a net loss (after the cumulative effect of change in accounting principle and other charges as described below) of $20.7 million, or $1.27 per basic and diluted share, on revenue of $89.4 million for the year ended December 31, 1998 (the "1998 Period").

  We had certificates of occupancy for 185 residences, all of which were included in the operating results as of the end of the 1999 Period as compared to certificates of occupancy for 173 residences, 165 of which were included in the operating results as of the end of the 1998 Period. Of the residences included in operating results as of the end of the 1999 Period, we owned 115 residences and leased 70 residences (all of which were operating leases) as compared to 95 owned residences and 70 leased residences (54 of which were operating leases and 16 of which were accounted for as financings) as of the end of the 1998 Period.

  Revenue. Revenue was $117.5 million for the 1999 Period as compared to $89.4 million for the 1998 Period, an increase of $28.1 million.

  The increase includes:

  . $20.8 million related to the full year impact of the 57 residences (2,302 units) which opened during the 1998 Period;

  . $3.9 million related to the opening of an additional 20 residences (798 units) during the 1999 Period; and

  . $7.0 million was attributable to the 108 Same Store Residences (4,048 units).

  These increases were offset by:

  . a reduction in revenues from home health operations of $3.1 million in the 1999 Period (the Company exited all home health operations in 1998 and did not earn any revenues for such services during the 1999 Period); and

  . a reduction of $558,000 in revenues for a residence the Company leased and operated nine months of the 1998 Period. The lease was terminated September 30, 1998.

  Revenue from the Same Store Residences was $77.9 million for the 1999 Period as compared to $70.9 million for the 1998 Period, an increase of $7.0 million or 9.8%. The increase in revenue from Same Store Residences was attributable to a combination of an increase in average occupancy to 84.7% and average monthly rental rate to $1,873 for the 1999 Period as compared to average occupancy of 80.5% and average monthly rental rate of $1,823 for the 1998 Period.

  Of the $117.5 million in revenues reported for the 1999 Period:

  .  $84.8 million or 72.2% was attributable to Stabilized Residences;

  .  $32.7 million or 27.8% was attributable to Start-Up Residences.

  As of the end of the 1999 Period, we had 115 Stabilized Residences (4,386 units) with an average occupancy of 85.4% and an average monthly rental rate of $1,866 and we had 70 Start-Up Residences (2,762 units) with an average occupancy of 56.0% and an average monthly rental rate of $1,987.

  Residence Operating Expenses. Residence operating expenses were $81.8 million for the 1999 Period as compared to $57.4 million for the 1998 Period, an increase of $24.4 million.

  The increase includes:

  . $13.9 million related to the full year impact of the 57 residences (2,302 units) which opened during the 1998 Period;

  . $4.3 million related to the opening of an additional 20 residences (798 units) during the 1999 Period; and

  . $8.5 million was attributable to the 108 Same Store Residences (4,048 units).

  These increases were offset by a reduction in expenses associated with our home health operations of $2.3 million. We exited our home health operations during the 1998 Period. Expenses incurred during the 1999 Period for home health operations were related to the closure of the home health operations and are included in Corporate, General and Administative expenses.

  Residence operating expenses for the Same Store Residences were $52.2 million for the 1999 period as compared to $43.7 million for the 1998 Period, an increase of $8.5 million or 19.4%. This increase results from the additional expenses incurred in connection with the increase in occupancy at the Same Store Residences during the period.

  Of the $81.8 million in residence operating expenses reported for the 1999 Period, $56.8 million or 69.4% was attributable to Stabilized Residences and $25.0 million or 30.6% was attributable to Start-Up Residences.

  Corporate General and Administrative. Corporate general and administrative expenses as reported were $21.2 million for the 1999 Period as compared to $11.1 million for the 1998 Period. Our corporate general and administrative expenses before capitalized payroll costs were $21.8 million for the 1999 Period as compared to $12.9 million for the 1998 Period, an increase of $8.9 million. Of the increase:

  . $1.7 million, or 19.1%, related to increased payroll costs, including severance costs of $1.0 million for certain terminated corporate employees including costs associated with severance and consulting agreements between us and our former chief executive officer;

  . $4.3 million, or 48.3%, related to additional professional fees primarily associated with increased legal, financial advisory and accounting costs due to regulatory issues, securityholder litigation and the restatement of our earnings for the years ended December 31, 1996, 1997 and the interim 1998 periods;

  . $1.8 million, or 20.2%, related to the final operations of our home health business, including provision for bad debt of $510,000;

  . $1.1, or 12.4% related to an increase in travel and other related expenses associated with the increase in number of regional offices from three to five.

  We capitalized $1.8 million and $617,000 of payroll costs associated with the development of new residences for each of the 1998 Period and the 1999 Period.

  Building Rentals. Building rentals were $15.4 million for the 1999 Period as compared to $12.8 million for the 1998 Period, an increase of $2.6 million. This increase was primarily attributable to $2.5 million of additional rental expense associated with the March amendment of 16 of our leases, as discussed above, which were previously accounted for as financings. As a result of the amendment, the leases have been reclassified as operating leases for the last nine months of the 1999 Period.

  As of the end of the 1999 Period we had 70 operating leases as compared to 54 operating leases as of the end of the 1998 Period.

  Depreciation and Amortization. Depreciation and amortization was $9.0 million for the 1999 Period as compared to $6.3 million for the 1998 Period, an increase of $2.7 million. Depreciation expense was $8.7 million and amortization expense was $294,000 for the 1999 Period as compared to $5.9 million and $398,000, respectively, for the 1998 Period. The increase in depreciation is the result of:

  . the full year effect of depreciation on the 53 owned residences which commenced operations during the 1998 Period; and

  . depreciation associated with the 20 owned residences that commenced operations during the 1999 Period.

  The increase in depreciation was offset by the impact of the March amendment of 16 of our leases, as discussed above, which were previously accounted for as financings. As a result of this amendment, the 1999 Period reflects 3 months of depreciation expense associated with these facilities as compared to 12 months in the 1998 Period.

  Terminated Merger Expense. During the fourth quarter of the 1998 Period, we recorded a $1.1 million charge relating to our terminated merger with American Retirement Corporation ("ARC"). On February 1, 1999 we agreed with ARC to terminate our previously announced merger agreement, which had been entered into during November 1998. We incurred approximately $228,000 of additional merger related expenses during the first quarter of 1999.

  Site Abandonment Costs. As a result of our decision to reduce the number of new residence openings during the 1998 Period and beyond, we wrote-off $2.4 million of capitalized costs during the 1998 Period relating to the abandonment of certain development sites. In 1999, the Company wrote-off $4.9 million of capitalized cost relating to the abandonment of all remaining development sites, with the exception of 10 sites where the Company owns the land.

  Write-Off of Impaired Assets and Related Expenses. In the 1998 Period, we recorded an $8.5 million charge consisting of $7.5 million write-off of unamortized goodwill resulting from the exit from our home health operations and a $1.0 million provision for exit costs associates with closing such home health care operations. We recorded no such charges for the 1999 Period.

  Interest Expense. Interest expense was $15.2 million for the 1999 Period as compared to $11.0 million for the 1998 Period. Gross interest expense for the 1999 Period was $17.2 million as compared to $17.0 million for the 1998 Period, a net increase of $200,000.

  Interest expense increased by:

  . $1.4 million due to interest expense related to the April 1998 issuance of 5.625% Debentures; and

  . $2.3 million related to the new mortgage financing entered into during the 1998 Period.

  This increase was offset by decreases in interest expense of:

  . $616,000 as a result of the redemption in August 1998 of the 7.0% Convertible Subordinated Debentures due 2005 (the "7.0% Debentures");

  . $2.5 million as a result of the amendment of the 16 leases resulting in a change from financing obligations to operating leases; and

  . $380,000 as a result of the termination of the joint venture agreements in February, 1999.

  We capitalized $6.0 million of interest expense for the 1998 Period compared to $2.0 million for the 1999 Period. We do not expect to capitalize any interest in the 2000 Period as a result of the discontinuation of our development activities.

  Interest Income. Interest income was $1.6 million for the 1999 Period as compared to $3.9 million for the 1998 Period, a decrease of $2.3 million. The decrease is related to interest income earned on lower average cash balances during the 1999 Period primarily resulting from the completion of construction on 20 residences which opened during 1999.

  Loss on Sale of Assets. Loss on sale of assets was $127,000 for the 1999 Period as compared to $651,000 for the 1998 Period. The loss during the 1999 Period was related to the disposal of leasehold improvements associated with relocating our corporate offices in January 1999. Of the loss on sale of assets recorded during the 1998 Period, $547,000 resulted from losses pertaining primarily to additional capital costs incurred during the 1998 Period on sale and leaseback transactions completed in the 1997 Period and $75,000 related to losses incurred in connection with terminating one operating lease during the 1998 Period. The remainder of the loss on sale of assets was attributable to losses incurred in connection with one sale and leaseback transaction completed during the 1998 Period.

  Other Income (Expense). Other expense was $260,000 for the 1999 Period as compared to $1.2 million for the 1998 Period. Other expenses during the 1999 Period included $170,000 of administrative fees incurred in connection with our February 1999 repurchase of the remaining joint venture partner's interest in the operations of 17 residences. Other expense during the 1998 Period included $907,000 of financing costs which were expensed during the period. Of such amount, $614,000 related to financing costs which had been previously capitalized in association with a financing commitment that was terminated during the fourth quarter 1998 and the remaining $293,000 was associated with the termination of a swap agreement at the end of the third quarter of the 1998 Period. In addition, other expenses during the 1998 Period included $210,000 of administrative fees incurred in connection with our repurchase of the joint venture partner's interest in the operations of 21 residences during the period.

  Cumulative Effect of Change in Accounting Principle. We adopted AICPA Statement of Position 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5") effective January 1, 1998. Under SOP 98-5, start-up costs associated with the opening of new residences are expensed as incurred. We recognized a charge of $1.5 million during the 1998 Period associated with adopting such provision. We had no changes in accounting principle during the 1999 Period.

  Net Loss. As a result of the above, net loss (after the cumulative effect of change in accounting principle and other charges as described above) was $28.9 million or $1.69 per basic and diluted share for the 1999 Period, compared to $20.7 million or $1.27 loss per basic and diluted share for the 1998 Period.

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

  . $3.7 million or 9.3% was attributable to the 59 Same Store Residences (2,157 units); and

  . the remaining $1.9 million or 4.8% related to a full year of results from our ancillary operations (home health operations revenues began diminishing subsequent to June 1998 when we began our exit plan to discontinue these services) as compared to two full months of such activity in the 1997 Period.

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

  . $1.9 million or 7.4% was attributable to the 59 Same Store Residences (2,157 units); and

  . the remaining $1.6 million or 6.2% related to a full year of expenses associated with our ancillary service operation as compared to two full months of such activity in the 1997 Period.

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

  Site Abandonment Costs. As a result of our decision to reduce the number of new residence openings during the 1998 Period and beyond, we wrote-off $2.4 million of capitalized costs during the 1998 Period relating to the abandonment of 36 development sites. Of such costs, $1.0 million were written-off during the second quarter and the remaining $1.4 million were written-off during the fourth quarter 1998.

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

  This increase was offset by:

  . a $5.5 million reduction associated with construction financing used to fund development activity during the 1997 Period which was either repaid or converted to leases prior to the 1998 Period; and

  . a $400,000 reduction as a result of the redemption in August 1998 of the 7.0% Debentures.

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

  Other Income (Expense). Other expense was $1.2 million for the 1998 Period as compared to $121,000 for the 1997 Period. Other expenses during the 1998 Period included $907,000 of financing costs which were expensed during the period. Of such amount, $614,000 related to financing costs which had been previously capitalized and deferred in association with a future financing commitment terminated during the fourth quarter 1998 and the remaining $293,000 was associated with the termination of a swap agreement at the end of the third quarter of the 1998 Period. In addition, other expenses during the 1998 Period included $210,000 of administrative fees incurred in connection with our repurchase of the joint venture partner's interest in the operations of 21 residences during the period.

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

Liquidity and Capital Resources

  We have historically financed our activities with the net proceeds from the offerings of debt and equity securities, sale and leaseback financing, long-term mortgage financing and cash flows from operations. At December 31, 1999, we had $234.7 million of indebtedness outstanding, including $161.3 million of convertible subordinated debentures. As of December 31, 1999, approximately 88% of our indebtedness bore interest at fixed rates, with a weighted average interest rate of 6.3%. Our variable rate indebtedness carried an average rate of 3.4% as of December 31, 1999. As of December 31, 1999, we had working capital of $7.6 million as compared to $43.9 million as of December 31, 1998. As of December 31, 1999, our unrestricted cash balance was $7.6 million as compared to $55.0 million as of December 31, 1998.

  Net cash used in operating activities was $11.9 million for the year ended December 31, 1999, as compared with $3.0 million provided by operating activities for the year ended December 31, 1998 and $4.5 million provided by operating activities for the year ended December 31, 1997.

  Net cash used in investing activities was $33.4 million for the year ended December 31, 1999, as compared with $123.3 million and $94.0 million, respectively, for the years ended December 31, 1998 and 1997. During the year ended December 31, 1999, the primary uses of cash were:

  . $27.8 million related to the development of new assisted living residences in Arizona, Florida, Georgia, Iowa, Indiana, Louisiana; Michigan, New Jersey and South Carolina; and

  . $7.6 million related to restrictions in accordance with certain loan and lease agreements.

  During the third quarter of 1999, we amended certain loan agreements with U.S. National Bank Association ("U.S. Bank"). Pursuant to the amendment, we agreed to provide $8.3 million of additional cash collateral in exchange for the waiver of certain possible defaults related to the delivery of financial statements and compliance with financial covenants, including an amendment to certain financial covenants. In August 1999, we restricted $8.3 million of cash balances as a result of such amendment. The amendment also provides for the release of the additional collateral upon the achievement of specified performance targets, provided that we are in compliance with the other terms of the loan agreements. We achieved certain of these specified targets during the fourth quarter of fiscal 1999 and $1.2 million of the restricted cash was released. Additionally, during the third quarter of 1999, we agreed to provide $418,000 of additional cash collateral pursuant to certain lease agreements with one of our lessors. We restricted $418,000 of cash balances as a result of such action.

  Several of our debt instruments and leases contain financial covenants, including debt to cash flow and net worth tests. There can be no assurance that we will be in compliance with these financial covenants in the future, particularly if we are unable to stabilize our operations and efficiently manage our business. Our credit agreements with U.S. Bank require us to comply with two financial ratios that become more restrictive commencing in the second quarter of 2000. Although we were in compliance with these covenants at December 31, 1999, we have determined that it is probable that we will not meet these more restrictive covenants at June 30, 2000. If we fail to comply with one or more of the U.S. Bank covenants or any other debt or lease covenants (after giving effect to any applicable cure period), the lender or lessor may declare us in default of the underlying obligation and exercise any available remedies, which may include:

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

  We believe that our current cash on hand, working capital resources, cash flow from operations and potential loans on uncollateralized properties are sufficient to meet our operating needs for the next 12 to 18 months. However, to provide us with additional capital, we may explore various financing alternatives and/or commitments to engage in sale and leaseback transactions. We currently do not have in place any of such loan or lease commitments for future financing beyond our existing financing and sale and leaseback arrangements. As a result of the securityholder litigation, the restatement and other factors, there can be no assurances that financing from any source will be available in the future, or, if available, that such financing will be available on terms acceptable to us.

  As of December 31, 1999, we had invested excess cash balances in short-term certificates of deposit and highly liquid marketable debt securities.

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

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 137, issued in June 1999, deferred the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. We do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

Year 2000

  We did not anticipate nor did we experience any interruptions as a result of Year 2000 issues. We expended less than $25,000 for Year 2000 compliance.

                                 RISK FACTORS

  Set forth below are the risks that we believe are material. This report on Form 10-K, including the risks discussed below, contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be affected by risks and uncertainties, including without limitation (i) our ability to control costs and improve operating margins (ii) the degree to which our future operating results and financial condition will be affected by the securityholder litigation described in this report and the resulting distraction of management's time and attention, (iii) the possibility that we may incur start-up costs in excess of our present expectations, (iv) the possibility that we will experience slower fill-up of our start-up residences and/or declining occupancy in our stabilized residences, either of which would adversely affect residence operating margins, and (v) the possibility that we will not be able to obtain financing needed to fund our operations after June 2001. In light of such risks and uncertainties, our actual results could differ materially from such forward-looking statements. Except as may be required by law, we do not undertake any obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

We face difficulties in stabilizing our operations following our rapid growth.

  We have experienced rapid growth since 1994, which has placed significant demands on our management resources. Our ability to stabilize operations and manage our business following this growth requires us to continue to expand our operational, financial and management information systems and to continue to attract, train, motivate, manage and retain key employees. If we are unable to manage this growth effectively, our business, financial condition and results of operations could be adversely affected. Our ability to stabilize operations and manage our business efficiently has been, and for the foreseeable future will continue to be, adversely affected by the diversion of management's time and attention to the pending securityholder litigation and matters relating to the restatement of our financial statements for prior reporting periods. See, "--We may incur significant costs and liability as a result of our securityholder litigation," and "--Defaults may be declared under our debt and lease agreements."

We are highly leveraged; our loan and lease agreements contain financial covenants.

  We are highly leveraged. We had total indebtedness, including short term portion, of $234.7 million as of December 31, 1999. In addition, we had shareholders' equity of $89.3 million as of December 31, 1999. The degree to which we are leveraged could have important consequences, including:

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

  Several of our debt instruments and leases contain financial covenants, including debt to cash flow and net worth tests. There can be no assurance that we will be in compliance with these financial covenants in the future, particularly if we are unable to stabilize our operations and efficiently manage our business. Our credit agreements with U.S. Bank require us to comply with two financial ratios that become more restrictive commencing in the second quarter of 2000. Although we were in compliance with these covenants at

December 31, 1999, we have determined that it is probable that we will not meet these more restrictive covenants at June 30, 2000. If we fail to comply with one or more of the U.S. Bank covenants or any other debt or lease covenants (after giving effect to any applicable cure period), the lender or lessor may declare us in default of the underlying obligation and exercise any available remedies, which may include:

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

We may require additional financing.

  Our ability to satisfy our obligations, including payments with respect to our outstanding indebtedness and lease obligations, will depend on future performance, which is subject to our ability to stabilize our operations and to a certain extent, to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Although we believe that our current cash on hand and cash available from operations are sufficient to meet our operating needs through June 2001, there can be no assurance that cash available from operations will be sufficient to fund our operations beyond such time. In addition, our 6.0% Debentures and our 5.625% Debentures mature in November 2002 and May 2003, respectively, which will require substantial additional financing. We are reviewing our future capital requirements to identify financing options. As a result of the securityholder litigation, the restatement and other factors, there can be no assurance that financing from any source will be available in the future, or, if available, that such financing will be available on terms acceptable to us.

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

  Since February 1, 1999, 12 separate complaints were filed in the United States District Court for the District of Oregon against us and certain of our past and present officers and directors. Pursuant to Order signed on June 1, 1999, those complaints were consolidated for all purposes. On July 23, 1999, a consolidated complaint was filed, and on October 20, 1999, an amended consolidated complaint ("Complaint") was filed.

  The Complaint purports to be brought on behalf of a class of purchasers of:
(a) our common stock from February 6, 1997 through March 31, 1999, inclusive;
(b) our 6.0% convertible subordinated debentures due November 1, 2002 ("6.0% Debentures") from October 21, 1997 through March 31, 1999, inclusive; and (c) our 5.625% convertible subordinated debentures due May 1, 2003 ("5.625% Debentures") from July 22, 1998 through March 31, 1999, inclusive.

  The Complaint also names as defendants Schroder & Co., Inc., Morgan Stanley Dean Witter and Smith Barney, Inc. (solely as underwriters in connection with the 6.0% Debentures) and KPMG LLP, our independent auditors (in connection with our offerings of common stock, 6.0% Debentures and 5.625% Debentures).

  The Complaint alleges violations of the federal securities laws and seeks unspecified damages. We filed an answer to the Complaint on December 7, 1999.

  Pursuant to our by-laws, we are obligated to indemnify our officers and directors to the maximum extent allowed by law for any liability incurred by them as a result of the litigation. In addition, we previously entered into indemnity agreements with certain of the individual defendants and the underwriters.

  In addition to the securityholder litigation there are additional claims and lawsuits which have arisen in the ordinary course of business.

  We cannot predict the outcome of the foregoing litigation and currently are unable to evaluate the likelihood of success or the range of possible loss. However, if the foregoing litigation were determined adversely to us, such a determination could have a material adverse effect on our financial condition, results of operations, cash flow or liquidity.

We face significant competition.

  The long-term care industry is a highly competitive industry. We expect that the assisted living business, in particular, will become even more competitive in the future given the relatively low barriers to entry and continuing health care cost containment pressures.

  We compete with numerous other companies providing similar long-term care alternatives. We operate in 16 states and each community in which we operate provides a unique market. Overall, a limited number of our markets include an assisted living competitor offering assisted living facilities that are similar in size, price and range of service. In markets where we have competition, our competitors include other companies that provide adult day care in the home, higher priced assisted living centers (typically larger facilities with more amenities), congregate care facilities where tenants elect the services to be provided, and continuing care retirement centers on campus like settings.

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

Overbuilding in the assisted living industry.

  We believe that many assisted living markets have become or are on the verge of becoming overbuilt. Regulation and other barriers to entry into the assisted living industry are not substantial. In addition, because the segment of the population that can afford to pay our daily resident fee is finite, the development of new assisted living facilities could outpace demand. The short term effects of overbuilding include (a) significantly longer fill-up periods (2-3 years as compared to 12-18 months previously experienced), (b) pressure to lower or refrain from increasing rates and (c) competition for workers in already tight labor markets. Long term effects include lower margins for an estimated 3-5 years until excess units are absorbed. Recently, we have experienced slower fill-up than expected of new residences in some markets as well as declining occupancy in our stabilized residences due to the increase in options available to potential new residents which units are vacated. We believe that each local market is different, and we are and will continue to react in a variety of ways, including selective price discounting, to the specific competitive environment that exists in each market. There can be no assurance that we will be able to compete effectively in those markets where overbuilding exists, or that future overbuilding in other markets where we have opened or plan to open residences will not adversely affect our operations.

Defaults may be declared under our debt and lease agreements.

  Almost all of our loan agreements and leases contain customary covenants requiring that we deliver periodic financial statements and certify that they are materially accurate. As a result of the restatement initially announced in February 1999, it is possible that a lender or lessor may assert a default under the terms of these instruments with regard to the financial statements for reporting periods in 1996, 1997 and 1998. We have received waivers from certain of our creditors and lessors with respect to possible defaults under certain of these covenants. There can be no assurance that one or more other creditors or lessors will not attempt to declare a default and exercise any remedies they may deem available, which could include attempting to terminate the applicable lease or foreclose on one or more residences securing the applicable indebtedness. To date, we have not received notice of a declaration of default from any such other creditor or lessor. We continue to make all required payments under each of these instruments.

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

  We depend on the economies of Texas, Indiana, Oregon, Ohio and Washington and, to some extent, on the continued funding of state Medicaid waiver program in some of those states. As of December 31, 1999, 21.6% of our properties were in Texas, 11.4% in Indiana, 10.3% in Oregon, 9.7% in Ohio and 8.6% in Washington. Adverse changes in general economic factors affecting the respective health care industries or laws and regulatory environment in each of these states, including Medicaid reimbursement rates, could have a material adverse effect on our financial condition and results of operations.

We depend on reimbursements by third-party payors.

  Although revenues at a majority of our residences come primarily from private pay sources, a portion of our revenues depends upon reimbursement from third-party payors, including state Medicaid waiver programs and private insurers. For the years ended December 31, 1997, 1998 and 1999, direct payments received from Medicaid funded programs accounted for approximately 11.1%, 10.7% and 10.4%, respectively, of our revenue. Also, our tenant-paid portion of Medicaid residents accounted for approximately 5.9%, 5.8%, and 5.9%, respectively, of our revenue during the years ended December 31, 1997, 1998 and 1999. We expect that state Medicaid waiver programs will constitute a significant source of our revenue in the future. Furthermore, we cannot guarantee that our proportionate percentage of revenue received from Medicaid waiver programs will not increase. There are continuing efforts by governmental and private third-party payors to contain or reduce the costs of health care by lowering reimbursement rates, increasing case management review of services and negotiating reduced contract pricing. Our revenues and profitability will be affected if these efforts are successful. Also, there has been, and our management expects that there will continue to be, a number of proposals attempting to reduce the federal and some state budget deficits by limiting Medicaid reimbursement in general. Adoption of any of these proposals at either the federal or the state level could have a material adverse effect on our business, financial condition, results of operations and prospects.

  The Balanced Budget Act ("BBA") of 1997, Public Law 105-33, included sweeping changes to Medicare and medicaid, significantly reducing rates of increase for payments to home health agencies. Under the BBA, home health agencies (as well as certain other health related industries) will no longer be reiumbursed under a cost based system. Rather, the BBA requires the Secretary of Health and Human Services to establish and implement a prospective payment system under which home health care services will be reimbursed on a per diem basis for cost reporting periods beginning on and after October 1, 2000. In 1998, following the adoption of the BBA, we closed our home health operations. The shift to a prospective payment system under the BBA does not apply to assisted living residences and therefore should not affect our assisted living operations.

  In November 1999, President Clinton signed into law the Medicare, Medicaid and State Children's Health Insurance Programs Balanced Budget Refinement Act ("Budget Refinement Act") which reduces some of the reimbursement cutbacks under the BBA. The Budget Refinement Act delays implementation of cost-cutting measures and increases payments from the BBA to some sectors of the health care industry. Long term care facilities will receive increased payments under the Budget Refinement Act and other changes required by the BBA will be ameliorated. Therefore, it is possible that the Budget Refinement Act could result in increased competition from other types of long term care facilities, such as skilled nursing facilities and home health agencies. The extent of the relief provided by the Budget Refinement Act is estimated to be $16 billion over five years.

  We anticipate that revenues at a majority of our residences will continue to come from private pay sources. However, we believe that locating residences in states with favorable regulatory and reimbursement climates should provide a stable source of residents eligible for Medicaid reimbursement to the extent that private pay residents are not available and, in addition, provide our private pay residents with alternative sources of income when their private funds are depleted and they become Medicaid eligible. Although we will seek to manage the mix of private paying tenants and Medicaid paying tenants residing in our facilities, any shift to a high Medicaid population could have an adverse affect on our financial position, results of operations or cash flows, particularly if third-party payors such as Medicaid continue to seek limits on reimbursement rates.

We are subject to significant government regulation.

  We are subject to federal and state laws prohibiting fraud by health care providers, including criminal provisions which prohibit filing false claims or making false statements to receive payment or certification under Medicaid, or failing to refund overpayments or improper payments. Violation of these provisions is a felony punishable by up to five years imprisonment and/or $25,000 fines. Civil provisions prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment. The penalties for such a violation are fines of not less than $5,000 nor more than $10,000, plus treble damages, for each claim filed.

  State and federal governments are devoting increasing attention and resources to anti-fraud initiatives against health care providers. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and the BBA expand the penalties for health care fraud, including broader provisions for the exclusion of providers from the Medicaid program. We have established policies and procedures that we believe are sufficient to ensure that our facilities will operate in substantial compliance with these anti-fraud and abuse requirements. While we believe that our business practices are consistent with Medicaid criteria, those criteria are often vague and subject to interpretation. Aggressive anti-fraud actions, however, could have an adverse effect on our financial position, results of operations or cash flows.

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

  .  termination of a facility's Medicaid contract; and

  . conversion of license to provisional status, suspension or revocation of a facility's license.

  During 1998 and 1999, these adverse actions resulted in our paying aggregate fines of $9,800 and $4,350 on eight and six residences, respectively and temporary suspension of admissions at certain residences. During 1998, a license revocation action was commenced with respect to one of our residences in the State of Washington. In July 1999 following discussions with the licensing agency, we settled this action without the revocation becoming effective. Because regulations vary from one jurisdiction to another and because determinations regarding whether to make a license provisional, suspend or revoke a license, or to impose a fine, are subject to administrative discretion, it is difficult for us to predict whether a particular remedy will be sought or obtained in any given case. These types of regulatory enforcement actions may adversely affect facility occupancy levels, revenues and costs of operation. We cannot guarantee that federal, state, or local governments will not impose additional restrictions on our activities that could materially adversely affect us.

  We are also subject to various laws and regulations, both federal and state, due to the size and nature of our business, including laws and regulations relating to:

  .  confidentiality of medical information;

  .  safe working conditions;

  .  family leave; and

  .  disposal of medical waste.

  Our cost to comply with these regulations is significant. In addition, it could adversely affect our financial condition or results of operations if a court or regulatory tribunal were to determine that we had failed to comply with any of these laws or regulations. Because these laws and regulations are amended from time to time, we cannot predict when and to what extent liability may arise. In addition, because these laws vary from state to state, expansion of our operations to states where we do not currently operate may subject us to additional restrictions on the manner in which we operate our facilities. See "Confidentiality of Medical Information," "Restrictions imposed by laws benefiting disabled persons" and "Medical waste."

Confidentiality of Medical Information

  Because we provide limited health care services to our residents, we are subject to certain requirements regarding protection of confidential medical information. HIPAA requires a significant overhaul of health care information systems to protect such individual medical information. In November 1999, the Department of Health and Human Services released proposed regulations to protect the confidentiality of individual health information. Although the final regulations have not yet been released, the cost to the health care industry of complying with such regulations is likely to be significant.

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

  .  outstanding shareholder litigation;

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

  We depend, and will continue to depend, upon the services of Dr. Wilson, President, Chief Executive Officer and Vice Chairman of the Board of Directors; Ms. Campbell, Senior Vice President, General Counsel and Secretary; Ms. Gorshe, Senior Vice President of Community Relations; Mr. Miller, Chief Financial Officer and Treasurer; Mr. Mahon, Vice President and Chief Operating Officer; Ms. Maloney, Vice President, Controller and Chief Accounting Officer; and Mr. Parker, Vice President of Development.

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

  For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flows. We do not have an obligation to prepay any of our fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of our fixed rate debt will not have an impact on our earnings or cash flows until we decide, or are required, to refinance such debt.

  For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect our future earnings and cash flows. We had variable rate debt of $28.2 million outstanding at December 31, 1999 with a weighted average interest rate of 3.4%. Assuming that our balance of variable rate debt remains constant at $28.2 million, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in cash flows, of $280,000. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in cash flows, of $280,000.

  The table below presents principal cash flows and related weighted average interest rates by expected maturity dates.

                                               Expected Maturity Date
                          -----------------------------------------------------------------------
                                                                                           Fair
                           2000    2001    2002     2003     2004   Thereafter  Total     Value
                          ------  ------  -------  -------  ------  ---------- --------  --------
                                                   (in thousands)
Long-term Debt
  Fixed rate............  $1,157  $1,234  $ 1,299  $ 1,374  $1,456   $38,170   $ 44,690  $ 44,690
  Average interest
   rate.................    7.97%   7.97%    7.97%    7.97%   7.97%     7.97%      7.97%
  Variable rate.........  $  337  $  366  $   396  $   430  $  465   $26,759   $ 28,753  $ 28,753
  Average interest
   rate.................    3.35%   3.35%    3.35%    3.35%   3.35%     3.35%      3.35%
                          ------  ------  -------  -------  ------   -------   --------  --------
   Total long-term
    debt................  $1,494  $1,600  $ 1,695  $ 1,804  $1,921   $64,929   $ 73,443  $ 73,443

Convertible debentures
  6.0% Debentures.......  $  --   $  --   $86,250  $   --   $  --    $   --    $ 86,250  $ 50,888
  Average interest
   rate.................       6%      6%       6%       6%      6%        6%         6%
  5.625% Debentures.....  $  --   $  --   $   --   $75,000  $  --    $   --    $ 75,000  $ 43,500
  Average interest
   rate.................   5.625%  5.625%   5.625%   5.625%  5.625%    5.625%     5.625%
                          ------  ------  -------  -------  ------   -------   --------  --------
   Total convertible
    debentures..........  $  --   $  --   $86,250  $75,000  $  --    $   --    $161,250  $ 94,388
                          ------  ------  -------  -------  ------   -------   --------  --------
   Total long-term debt
    and convertible
    debentures..........  $1,494  $1,600  $87,945  $76,804  $1,921   $64,929   $234,693  $167,831
                          ======  ======  =======  =======  ======   =======   ========  ========

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

  We do not have any derivative financial instruments in place to manage interest costs, but that does not mean we will not use them as a means to manage interest rate risk in the future.

  We do not use foreign currency exchange forward contracts or commodity contracts and do not have foreign currency exposure.

ITEM 8. Financial Statements and Supplementary Data

  Financial statements and supplementary data required by this Item 8 are set forth as indicated in Item 14.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not Applicable.

                                   PART III

ITEM 10. Directors and Executive Officers of the Company

General

  We have provided below certain information regarding our directors and executive officers:

   Name                           Age(1)                Position
   ----                           ------                --------
   W. James Nicol(2)(4)(6).......   56   Director and Chairman of the Board of
                                          Directors
   Dr. Keren Brown Wilson(2)(5)..   52   President, Chief Executive Officer and
                                          Vice Chairman of the Board of
                                          Directors
   Richard C. Ladd(5)(3).........   61   Director
   Jill M. Krueger(3)(6).........   40   Director
   Bradley G. Razook(4)..........   44   Director
   Gloria J. Cavanaugh(4)(5).....   57   Director
   John M. Gibbons(2)(3).........   51   Director
   Sandra Campbell...............   53   Senior Vice President, General Counsel
                                          and Secretary
   Nancy Gorshe..................   49   Senior Vice President of Community
                                          Relations
   Drew Q. Miller ...............   47   Chief Financial Officer and Treasurer
   Leslie W. Mahon...............   52   Vice President and Chief Operating
                                          Officer
   Paul B. Parker................   33   Vice President of Development
   M. Catherine Maloney..........   37   Vice President, Controller and Chief
                                          Accounting Officer

--------
(1) As of December 31, 1999

(2) Member of the Executive Committee.

(3) Member of the Audit Committee.

(4) Member of the Compensation Committee.

(5) Member of the Education, Training and Quality Assurance Committee.

(6) Member of the Special Committee for Securityholder Litigation.

  W. James Nicol was appointed Chairman of the Board on March 3, 2000. Mr. Nicol has over 20 years experience of senior executive management, including finance and corporate development in health care service organizations. Mr. Nicol has most recently served as the Chief Financial Officer of HemoTherapies, Inc., a San Diego based medical device start-up company. Prior to joining HemoTherapies, he served in various senior executive roles for numerous companies, including Chief Operating Officer of Laguna Medical Systems, President and Chief Executive Officer of Health Management, Inc. and Chief Financial Officer of Careline, Inc. and Quantum Health Resources, Inc. Mr. Nicol has served as a senior officer and/or member of the Board of Directors of six publicly-traded companies.

  Dr. Keren Brown Wilson is one of our co-founders and served as our President/Chief Executive Officer of the Company from our formation in July 1994 until September 1997, and as President/Chief Operating Officer from September 1997 until March 1999. She has served as Vice Chairman of our Board of Directors since September 1997, and as President and Chief Executive Officer since March 1999. From September 1997 until March 1999 Dr. Wilson served as our Chief Operating Officer. Dr. Wilson has over twenty years of experience in aging service delivery systems and has, for the past 17 years, focused primarily on assisted living. Since 1983, Dr. Wilson has also been an Associate Professor at the Institute for Aging at Portland State University. In these capacities, Dr. Wilson was responsible for designing, developing and managing the state of Oregon's first assisted living residence along with the state's first Medicaid-eligible assisted living residence. She currently serves as Chair of the Assisted Living Federation of America and is on the Board of Directors of the American Society on Aging and the IOM Quality of LTC Committee.

  Richard C. Ladd has served as Chairman of our Board of Directors from March 1999 to March 2000 and has been a director since September 1994. Since September 1994, Mr. Ladd has been the President of Ladd and Associates, a health and social services consulting firm. He is also co-director of the National Long-Term Care

Balancing Project and was an adjunct assistant professor at the School of Internal Medicine, University of Texas Medical Branch at Galveston, Texas. From June 1992 to September 1994, Mr. Ladd served as the Texas Commissioner of Health and Human Services where he oversaw the development and implementation of a 22,000-bed Medicaid Waiver Program to be used for assisted living and other community-based service programs. From November 1981 to June 1992, Mr. Ladd served as Administrator of the Oregon Senior and Disabled Services Division. He is also a member of numerous professional and honorary organizations.

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

  Bradley G. Razook has been a director since August 1994. Mr. Razook is currently President and Managing Director at Cohen & Steers Capital Advisors, LLC. From July 1997 until February 1999, Mr. Razook served as Managing Director and Head of Health Care Industry Group of Schroder & Co., Inc. From 1990 to July 1997, Mr. Razook was Executive Vice President of National Westminster Bank PLC, New York Branch. Prior to being appointed Executive Vice President, Mr. Razook held the position of Managing Director. From 1985 to 1990, Mr. Razook was a First Vice President and counsel at Drexel Burnham Lambert, Inc., an investment banking firm.

  Gloria J. Cavanaugh was appointed as a director on September 7, 1997. Ms. Cavanaugh has been the executive director of the American Society on Aging since 1975. From 1968 to 1975, she was Director of Continuing Education at the Andrus Gerontology Center, University of Southern California. Ms. Cavanaugh has almost thirty years experience developing and offering educational programming on aging issues, including such areas as aging in place/housing and assisted living. Ms. Cavanaugh serves on the Board of Directors of Generations United, The National Alliance for Caregiving, The National Policy and Resource Center on Women and Aging and the Center for Assistive Technology, State University of New York at Buffalo.

  John M. Gibbons was appointed a Director in March 2000. He brings over 16 years of public company senior management experience in finance and executive management positions. During his six years at The Sports Club Company, a developer and operator of luxury sports and fitness clubs, Mr. Gibbons held a number of positions, including Chief Financial Officer, Chief Operating Officer and most recently President and Chief Executive Officer. He was a director of The Sports Club from 1995 through February 2000. Prior to joining The Sports Club, Mr. Gibbons was employed by Com-Systems, a publicly-traded long-distance telecommunications company, where he served in multiple capacities, including as Senior Vice-President, General Manager and Chief Financial Officer.

  Sandra Campbell joined us as Senior Vice President, General Counsel and Secretary in January of 1998. Ms. Campbell has almost 20 years of experience in practicing law in real property, secured transactions and general business law. Prior to joining the Company she was a partner in the law firm of Bullivant Houser Bailey where she was employed from April 1995 to December 1998. From January 1992 to April 1995, Ms. Campbell served as Chief Legal Counsel for First Fidelity Thrift & Loan Association.

  Nancy Gorshe joined us as Vice President of Community Relations in January of 1998 and has over twenty years of experience in the field of geriatric health, community and long-term care and housing. Prior to joining the Company, she was President of Franciscan ElderCare Corporation which is comprised of nursing homes, assisted living facilities, and subacute units in nursing homes and hospitals from 1993 to 1997. In addition, Ms. Gorshe has served as Executive Director of Providence Elderplace, a long-term care HMO.

  Drew Q. Miller joined us in March, 2000 as Chief Financial Officer and Treasurer. Mr. Miller has over 16 years of senior finance and accounting experience in health care services. Most recently Mr. Miller served as

Chief Executive Officer and President of Advantage Behavior Health, Inc., a southern California-based comprehensive behavioral management company. Prior to Advantage, he served as Chief Financial Officer of Comprehensive Care Corporation, a publicly traded company engaged in the development, delivery and management of behavioral services.

  Leslie J. Mahon joined us as Vice President and Chief Operating Officer in March of 1999 and his background includes 10 years experience in the health care industry as the Chief Executive Officer of Lantis Enterprises, Inc., a private company that operates 37 nursing and assisted living facilities in five states.

  Paul B. Parker joined us in July 1998, and currently serves as Vice President of Development. Mr. Parker has eight years experience in the development and acquisition of assisted living facilities, health policy and regulation as well as reimbursement. Prior to joining ALC, he served as Chief Executive Officer of Supportive Housing Services, Inc. and President of LTC Development Company. Both firms specialize in the development of assisted living facilities.

  M. Catherine Maloney joined us as Controller in June 1998, and currently serves as Vice President, Controller, and Chief Accounting Officer. Prior to joining the Company, Ms. Maloney was an Audit Manager with KPMG LLP.

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

  To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 1999, each of our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

ITEM 11. Executive Compensation

  We have set forth in the following table information concerning the compensation paid during the fiscal year ended December 31, 1999 to Mr. McBride and Dr. Wilson, each of whom served as our Chief Executive Officer during a portion of 1999 and each of our four other most highly compensated executive officers (collectively, the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                     Annual Compensation(1)          Long-Term Compensation Awards
                               ----------------------------------- ----------------------------------
                                                                   Restricted Securities
   Name and Principal                               Other Annual     Stock    Underlying  All Other
        Position          Year  Salary  Bonus(2)   Compensation(3) Awards(3)   Options   Compensation
   ------------------     ---- -------- ---------  --------------- ---------- ---------- ------------
William McBride III(4)..  1999 $ 68,500 $(100,000)   $1,375,000           --       --        --
 Former Chief Executive   1998  247,000   100,000           --            --       --        --
 Officer and Chairman     1997      --        --            --     $3,400,000      --        --
Dr. Keren Brown Wilson..  1999 $200,000 $(100,000)   $  187,500           --     7,500       --
 President and Chief      1998  203,000   100,000           --            --       --        --
 Executive Officer        1997  200,000       --            --     $  850,000      --        --
 Vice Chairman
Leslie J. Mahon(5)......  1999 $141,300 $  17,500           --            --    30,000       --
 Chief Operating
 Officer
Sandra Campbell(6)......  1999 $150,000 $  51,250           --            --       --        --
 Senior Vice President,   1998  141,600    25,000           --            --    15,000       --
 General Counsel and
 Secretary
Nancy Gorshe(7).........  1999 $125,000 $  15,000           --            --       --        --
 Senior Vice President    1998  101,300       --            --            --    55,000       --
 Of Community Relations
James Cruckshank(5).....  1999 $115,400       --            --            --    30,000       --

-------
(1) Excludes certain perquisites and other personal benefit amounts, such as car allowance, which, for any executive officer did not exceed, in the aggregate, the lesser of $50,000 or 10% of the total annual salary and bonus for such executive.

(2) Each of Mr. McBride and Dr. Wilson was paid a bonus of $100,000 in 1998 related to the execution of the ARC merger agreement. Payments made to each of them subsequent to December 31, 1998 were reduced by $100,000 to reflect repayment of these bonus payments.

(3) Restricted stock awards are valued in the table above at their fair market value based on $17.00, the per share closing price of our Common Stock on the American Stock Exchange on the date of the award. At December 31, 1998, Mr. McBride and Dr. Wilson held 200,000 and 50,000 shares, respectively, of restricted stock valued at $2.6 million and $656,000, respectively (calculated by multiplying the amount of restricted stock by the closing market price of $13.125 on the last trading day of 1998). As of March 15, 1999 Mr. McBride and Dr. Wilson agreed to forfeit the shares of restricted stock held by each of them for $750,000 and $187,500, respectively. In addition, during 1999 Mr. McBride received a severance payment of $490,000 and consulting payments of $135,000. See "Employment Agreements" and "Consulting Agreement."

(4) Mr. McBride became Chief Executive Officer on October 3, 1997, but did not begin receiving compensation until January 1, 1998. In March 1999, Mr. McBride resigned as Chief Executive Officer.

(5) Mr. Mahon and Mr. Cruckshank each began his employment with us in March 1999. Subsequent to December 31, 1999, Mr. Cruckshank resigned as Chief Financial Officer.

(6) Ms. Campbell began her employment with us on December 31, 1997 and began receiving compensation in January 1998.

(7) Ms. Gorshe began her employment with us in February 1998.

  We have provided in the following table information on stock options granted during 1999 to the Named Executive Officers.

                    STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                         Individual Grants
                             -----------------------------------------
                                                                          Potential
                                                                       Realizable Value
                                                                          at Assumed
                                        % of Total                      Annual Rate of
                             Number of   Options                         Stock Price
                             Securities Granted to                     Appreciation for
                             Underlying Employees  Exercise             Option Term(1)
                              Options   in Fiscal   Price   Expiration ----------------
           Name               Granted      Year     ($/Sh)     Date      5%      10%
           ----              ---------- ---------- -------- ---------- ------- --------
   William McBride III.....       --        --        --          --       --       --
   Dr. Keren Brown Wilson..     7,500      1.6%     $1.69    11/16/09  $ 8,000 $ 20,000
   Leslie J. Mahon.........    30,000      6.5%     $5.00    03/01/09  $94,300 $239,000
   Sandra Campbell.........       --        --        --          --       --       --
   Nancy Gorshe............       --        --        --          --       --       --
   James Cruckshank........    30,000      6.5%     $3.81    03/18/09  $71,900 $182,200

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

  We have provided in the following table information with respect to the Named Executive Officers concerning unexercised stock options held as of December 31, 1999.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                 Number of Securities Value of Unexercised
                                                      Underlying      In-The-Money Options
                                                 Unexercised Options    at Fiscal Year-
                                                  at Fiscal Year-End         End(1)
                              Shares             -------------------- --------------------
                             Acquired    Value       Exercisable/         Exercisable/
          Name              on Exercise Realized    Unexercisable        Unexercisable
          ----              ----------- -------- -------------------- --------------------
   William McBride III.....     --         --       145,000/     0           $0/$0
   Keren Brown Wilson......     --         --       215,000/ 7,500         $0/$3,263
   Leslie J. Mahon.........     --         --             0/30,000           $0/$0
   Sandra Campbell.........     --         --        38,334/26,666           $0/$0
   Nancy Gorshe............     --         --        25,001/29,999           $0/$0
   James Cruckshank........     --         --             0/30,000           $0/$0

--------
(1) The closing trading price on the American Stock Exchange for the Common Stock on December 31, 1999 was $2.125.

Compensation of Directors

  During 1999 each non-employee director received a fee of $12,000 per year for services as a director, plus $1,000 for attendance in person, or $500 for attendance by telephone, at each meeting of the Board of Directors or any committee meeting held on a day on which the Board of Directors does not meet. During 2000, those outside directors serving on the Executive Committee receive $5,000 per month for such service and on February 29, 2000 received non-qualified options to purchase 30,000 shares of common stock at $1.81 per share for acting in such capacity. In addition, we reimburse the directors for travel expenses incurred in connection with their duties as our directors. On November 16, 1999, we granted each of our directors non-qualified options to purchase 7,500 shares of common stock at $1.69 per share. These options vest ratably on each of November 16, 2000, 2001 and 2002. Under the terms of our Amended and Restated 1994 Stock Option Plan, each new non-employee director receives non-qualified options to purchase 20,000 shares of common stock at the time he or she joins the Board of Directors. Such director options vest with respect to one third of the amount of each grant on each of the first, second and third anniversaries of the grant date, and expire on the earlier of the seventh anniversary of the date of vesting or one year following the director's ceasing to be a director for any reason. Jill Krueger, Jim Nicol and John Gibbons received such new non-employee director options to purchase 20,000 shares of Common Stock at $2.88, $1.81 and $1.81 per share on April 15, 1999, February 29, 2000 and February 29, 2000, respectively.

  On February 29, 2000, Jill Krueger, Richard Ladd and Gloria Cavanaugh received nonqualified options to purchase at $1.81 per share, 30,000, 10,000 and 10,000 shares of Common Stock, respectively.

Employment Agreements

 Keren Brown Wilson

  We entered into employment agreements with Dr. Wilson in October 1997, providing for Dr. Wilson's services as President and Chief Operating Officer. The agreement provides for a four-year term with automatic extensions until the date (if any) which is the fourth anniversary of our notice, or six months after the employee's notice, of a desire to terminate the agreement. Notwithstanding such "evergreen" provision, the agreement may be terminated by us for cause or by the employee for "Good Reason." The latter is defined in the agreement as

  (1) material diminution of title, duties, or salary;

  (2) reduction in benefit not generally applicable to senior executive personnel; or

  (3) a direction by the Board of Directors to report to any person or group other than the Board of Directors.

  The agreement also constitutes "Good Reason" for Dr. Wilson to terminate her employment if our shareholders fail to elect Dr. Wilson to the Board of Directors, or if the Directors fail to elect Dr. Wilson as vice-Chairman of the Board of directors unless in either case Dr. Wilson has declined to be so elected.

  Under the agreement, in the event of a termination of employment for any reason other than cause, the employee will be entitled to the payment of an amount equal to four times her annual salary. In the event of a termination within one year of a change in control (as defined in the agreement) for any reason other than the death or disability of the employee or a termination by us for cause, Dr. Wilson would be entitled to a $3.0 million termination payment. The agreements also contain "gross-up" provisions to compensate Dr. Wilson in the event that any payment under such contracts is subject to an excise tax imposed under Section 4999 of the Internal Revenue Code. The employment agreements provide that Dr. Wilson is entitled to compensation at an annual rate of $200,000. Pursuant to the employment agreement, Dr. Wilson were awarded, without cost, 50,000 shares of "restricted stock," under our 1994 Amended and Restated Stock Option Plan. The restricted stock agreements relating to the restricted stock provide that the restrictions applicable to such shares lapse, and such shares will no longer be subject to forfeiture in the event of termination of employment, at the rate of 25% per year commencing on October 3, 2001, the fourth anniversary of the date of award, subject to acceleration in the event of a change in control. Dividends are payable on the restricted stock to the extent paid on all other shares of Common Stock. The restricted stock does not have voting rights.

  In connection with her employment agreement, we agreed to indemnify Dr. Wilson to the extent permitted under Nevada law against liability and expenses incurred by her in any proceeding in which she is involved due to her role as officer or director. The indemnity agreement excludes certain claims from indemnification by us.

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

 Sandra Campbell

  On December 31, 1997, we entered into an employment agreement with Sandra Campbell providing for Ms. Campbell's services as Senior Vice President, General Counsel and Secretary. The agreement provides for an initial two and one-half-year term. If the agreement has not been terminated prior to the expiration of the initial term, then the agreement is automatically extended on a continuous basis. We may terminate the agreement by providing Ms. Campbell with two and one-half years' prior notice of our intention to terminate her employment, and Ms. Campbell may terminate the agreement by providing us with four months prior notice of her intention to resign. In addition, we may terminate the agreement at any time for "Cause" and Ms. Campbell may terminate the agreement for "Good Reason" (each as defined in the agreement), and the agreement automatically terminates upon Ms. Campbell's death or permanent disability. If we terminate Ms. Campbell's employment other than for Cause and without providing the notice referred to above, or if Ms. Campbell terminates the agreement for Good Reason, then we must make a lump-sum payment to Ms. Campbell equal to her then-annual salary plus $100,000. In addition, if there is a Change in Control (as defined in the Agreement), regardless of whether she remains in our employ, Ms. Campbell is entitled to receive an additional amount equal to two times her then-annual salary plus $100,000, and all options exercisable for common stock automatically vest and become exercisable. The agreement provides that our President or Chief Executive Officer will determine Ms. Campbell's annual compensation subject to adjustment from time to time at the discretion of the Board of Directors. Ms. Campbell's current salary is $190,000. In addition, Ms. Campbell received options to purchase 50,000 shares of Common Stock, to become exercisable in annual installments of 16,666 shares commencing December 31, 1998, at an exercise price of $16.50, equal to the fair market value of the Common Stock on the date of grant. The agreement includes an agreement to indemnify Ms. Campbell to the extent permitted under Nevada law against liability and expenses incurred by her in any proceeding in which she is involved due to her role as an officer. The indemnity agreement excludes certain claims from indemnification by us.

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

 Nancy Gorshe

  On February 3, 1998, we entered into an employment agreement with Nancy Gorshe providing for Ms. Gorshe's services as Vice President/Community Relations. On January 19, 2000, we entered into an amendment to Ms. Gorshe's employment agreement. The agreement, as amended, provides for an initial two-year term, subject to automatic one year extensions unless we notify Ms. Gorshe during the 90 day period ending on February 3 of each year that we wish to terminate the agreement on February 3 of the following year, notwithstanding this "evergreen" provision. We may terminate the agreement at any time for "Cause" (as defined in the agreement). If we terminate Ms. Gorshe's employment without "Cause" and without offering Ms. Gorshe comparable employment (employment with us or any affiliated company that is not materially different in level of responsibility, at the same or higher salary level, with same or similar title or rank and within a 20-mile radius of her immediately prior position with us) or if within one year following a Change of Control (as defined in the agreement) we either terminate Ms. Gorshe without cause or she voluntarily resigns (and we have not offered her comparable employment in either case), then we must make a lump-sum payment to Ms. Gorshe in an amount equal to twice her then annual salary. In addition, if we terminate Ms. Gorshe within one year following a Change in Control, all Common Stock options held by Ms. Gorshe will automatically become immediately exercisable. The agreement provides that our President or Chief Executive Officer will determine Ms. Gorshe's annual compensation subject to adjustment from time to time at the discretion of the Board of Directors. Ms. Gorshe's current salary is $125,000. The agreement further provides that Ms. Gorshe is subject to confidential information, and non-competition provisions until one year after the termination of Ms. Gorshe's employment. In addition, Ms. Gorshe received options to purchase 20,000 shares of Common Stock, to become exercisable in annual installments of 6,667 shares commencing on July 27, 1999, at an exercise price of $16.50, equal to the fair market value of the Common Stock on the date of grant.

  In addition to the foregoing employment agreements, we intend to enter into an employment agreement with Drew Q. Miller in connection with his services as our Chief Financial Officer and Treasurer pursuant to which we intend to pay Mr. Miller a salary of $190,000 per year and grant Mr. Miller options exercisable for 150,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant.

Consulting Agreements

 Agreements With Mr. McBride

  Effective as of March 15, 1999, we entered into a consulting agreement with Mr. McBride which provided, among other things, for the termination of Mr. McBride's employment agreement, entered into in October 1997.

  The employment agreement with Mr. McBride provided for Mr. McBride's services as Chief Executive Officer. The agreement provided for a four-year term with automatic extensions until the fourth anniversary of our notice, or six months after Mr. McBride's notice, of a desire to terminate the agreement. Notwithstanding such "evergreen" provision, the employment agreement provided that we may terminate it for "Cause" or Mr. McBride may terminate if for "Good Reason." Under the employment agreement, in the event of a termination of employment for any reason other than cause, Mr. McBride would have been entitled to the payment of an amount equal to four times his annual salary. In the event of a termination within one year of a change in control (as defined in the employment agreement) for any reason other than his death or disability or a termination by us for cause, Mr. McBride would have been entitled to a $4.0 million termination payment. The employment agreement also contained a "gross-up" provision to compensate Mr. McBride in the event that any payment under such contract was subject to an excise tax imposed under Section 4000 of the Internal Revenue Code. The employment agreement provided that Mr. McBride was entitled to compensation at an annual rate of $265,000. Pursuant to the employment agreement, Mr. McBride was awarded, without cost to him, 200,000 shares of "restricted stock" under the Amended and Restated 1994 Employee Stock Option Plan. The restricted stock agreement relating to the restricted stock provided that the restrictions applicable to such shares would lapse, and such shares would no longer be subject to forfeiture in the event of termination of employment, at the rate of 25% per year commencing on October 3, 2001, the fourth anniversary of the date of award, subject to acceleration in the event of a change in control.

  Effective as of March 15, 1999, we entered into a consulting agreement with Mr. McBride which provided for the termination of his employment agreement, the forfeiture of his $4.0 million termination payment, the forfeiture of his restricted stock and the extinguishment of Mr. McBride's and our rights and obligations under that agreement. Pursuant to the consulting agreement, Mr. McBride agreed to provide consulting services to us and to resign from his position as our Chief Executive Officer. The termination of Mr. McBride's employment pursuant to the consulting agreement is by mutual agreement. Pursuant to the consulting agreement Mr. McBride received a lump-sum cash termination payment of $490,000 (which was reduced to $390,000 to reflect repayment of a $100,000 bonus paid in 1998 related to the execution of our merger agreement with ARC). In addition, we paid Mr. McBride a lump sum cash payment of $750,000 in consideration for Mr. McBride's agreement to forfeit his interest in 200,000 shares of restricted stock held by him and to terminate the related restricted stock agreement.

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

  In connection with his employment agreement, we agreed to indemnify Mr. McBride to the extent permitted under Nevada law against liability and expenses incurred by him in any proceeding in which he is involved due to his role as officer or director. The indemnity agreement excludes certain claims from indemnification by us. We and Mr. McBride have also entered into certain stock option agreements pursuant to which Mr. McBride has been granted options exercisable for 150,000 shares of Common Stock. Mr. Mcbride's indemnity agreement and option agreements with us survive the termination of his employment agreement. Effective November 11, 1999, our Board of Directors approved an amendment to our option agreements with non-employee directors to clarify that the provisions of the 1994 Plan relating to the expiration of options following a termination of directorship apply to all options granted to such directors and not only to the original 20,000 options granted at the time each director joined the Board of Directors. This amendment also applied to 120,000 options granted to Mr. McBride prior to his employment as our Chief Executive Officer. As a result of the amendment, these options, which have an exercise price of $4.50 per share, will expire one year after Mr. McBride's departure from the Board, rather than three months after such departure as provided in his original option agreement.

 Agreements with Mr. Cruckshank

  Effective as of March 3, 2000, we entered into a Separation and Consulting Agreement with Mr. Cruckshank which provided, among other things, for the termination of Mr. Cruckshank's employment agreement, entered into on March 15, 1999.

  The employment agreement with Mr. Cruckshank provided for Mr. Cruckshank's services as Vice President and Chief Financial Officer. The agreement provided for an initial two-year term, subject to automatic one-year extensions unless we notified Mr. Cruckshank during the 90-day period ending on March 15 of each year that we wished to terminate the agreement on March 15 of the following year. Notwithstanding this "evergreen" provision, we were able to terminate the agreement at any time for "Cause" (as defined in the agreement) and Mr. Cruckshank could resign at any time upon 90 days' prior written notice to us. If we terminate Mr. Cruckshank's employment without "Cause" and without offering Mr. Cruckshank comparable employment (employment with us or an affiliated company that is not materially different in level of responsibility, at the same or higher salary level, with same or similar title or rank and within a 20-mile radius of the location of his immediately prior position with us), then we would have been obligated to make a lump-sum payment to Mr. Cruckshank in an amount equal to twice his then annual salary. The agreement provided that our Chief Executive Officer would determine Mr. Cruckshank's annual compensation subject to adjustment from time to time at the discretion of the Board of Directors. The agreement further provided that Mr. Cruckshank was subject to confidential information restrictions for as long as Mr. Cruckshank possessed any confidential information, and non-competition provisions until one year after the termination of Mr. Cruckshank's employment. In addition, Mr. Cruckshank received options to purchase 30,000 shares of Common Stock, to become exercisable in annual installments of 10,000 shares commencing March 15, 2000, at an exercise price of $3.81, equal to the fair market value of Common Stock on the date of grant.

  Effective as of March 3, 2000, we entered into a separation and consulting agreement with Mr. Cruckshank which provided for the termination of his employment agreement, the forfeiture of any severance or future bonus payment (other than a $50,000 bonus that we paid Mr. Cruckshank in connection with the execution of the Separation and Consulting Agreement) and the extinguishment of Mr. Cruckshank's and our rights and obligations under that employment agreement. Pursuant to the separation and consulting agreement, Mr. Cruckshank resigned from his position as our Vice President, Chief Financial Officer and Treasurer.

  Pursuant to the separation and consulting agreement, Mr. Cruckshank will provide consulting services to us through December 31, 2000, for which we will pay him a bi-weekly amount equal to $3,000. If we terminate the consulting relationship without "Cause" (as defined in the separation and consulting agreement), Mr. Cruckshank will be entitled to the balance of the cash amounts which he would have received had the consulting relationship continued for the remainder of its term. During the consulting term, Mr. Cruckshank will also be entitled to participate in our medical insurance plans at his sole expense.

  In addition, Mr. Cruckshank has agreed that he will not disclose any of our confidential information and, during the term of his service as a consultant and for a period of one year thereafter, he will not compete with us or solicit our employees. Mr. Cruckshank also agreed that for a period of three years following the expiration or earlier termination of the Separation and Consulting Agreement he will not engage in tender offers, proxy solicitations or other similar actions involving our common stock, or act to seek to control or influence our management, Board of Directors or policies.

  Pursuant to Mr. Cruckshank's employment agreement, Mr. Cruckshank was granted options exercisable for 30,000 shares of common stock. In connection with the termination of employment, Mr. Cruckshank agreed to the termination, as of March 2, 2000, of his options to purchase 20,000 shares of common stock, which were to vest on March 15, 2001 and March 15, 2002. We also agreed with Mr. Cruckshank that his options to purchase 10,000 shares of Company common stock, which vest on March 15, 2000 and have an exercise price of $3.813 per share, will expire on the earlier of 90 days after (a) December 31, 2000 or
(b) the termination of his consulting agreement with "Cause" (as defined in the Separation and Consulting Agreement); provided that Mr. Cruckshank will forfeit such options if he breaches the consulting agreement, is terminated with "Cause", or voluntarily terminates his consulting agreement with us.

Compensation Committee Interlocks and Insider Participation

  The Compensation Committee is comprised of Mr. Razook and Ms. Krueger.

  In March 1999, one of our directors, Mr. Razook became President and Managing Director at Cohen & Steers Capital Advisors LLC ("C&S Advisors"). Pursuant to an agreement entered into during 1999 with

Cohen & Steers Capital Management, Inc., an affiliate of C&S Advisors ("CSCM"), we paid CSCM and C&S Advisors an aggregate of $1.3 million in 1999 for financial advisory services. On January 24, 2000, our agreement with CSCM was terminated by mutual consent, and a new agreement with C&S Advisors was entered into. Pursuant to our new agreement, we anticipate that we may pay C&S Advisors approximately $700,000 for financial advisory services plus customary fees and commissions in the event that we are advised by C&S Advisors in connection with certain financing and merger and acquisition transactions. The new agreement terminates on December 31, 2000, except that (a) we may terminate the agreement at any time upon 90 days written notice and (b) even after the expiration or termination of the new agreement we will be required to pay C&S Advisors fees under the new agreement if we complete certain financing and merger and acquisition transactions on or prior to December 31, 2001.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

  We have set forth in the following table information as of March 27, 2000 with respect to the beneficial ownership of our Common Stock (based upon information provided by such persons) by:

  (1) each of our directors;

  (2) each person who is known by us to own beneficially more than 5% of its Shares;

  (3) each of the Named Executive Officers for the fiscal year ended December 31, 1999; and

  (4) our directors and executive officers as a group.

                                                             Shares    Percent
                                                          Beneficially   of
   Name and Address of Beneficial Owner(1)                  Owned(2)    Class
   ---------------------------------------                ------------ -------
   W. James Nicol.......................................           --     *
   Dr. Keren Brown Wilson...............................     1,035,412   6.1%
   Richard C. Ladd......................................        57,500    *
   Bradley G. Razook(3).................................        46,500    *
    170 Water Street, 20th Floor
    New York, NY 10038
   Gloria Cavanaugh.....................................        22,500    *
   John M. Gibbons......................................           --     *
   Jill Krueger.........................................         6,667    *
   William McBride III(4)...............................       226,000   1.3%
   Leslie J. Mahon......................................        10,000    *
   Sandra Campbell......................................        39,128    *
   Nancy Gorshe.........................................        25,001    *
   Drew Q. Miller.......................................           --     *
   James W. Cruckshank..................................        12,000    *
   Bruce E. Toll(5).....................................  2,645,098.65  14.9%
    3103 Philmont Avenue
    Huntington Valley, PA 19006
   Wellington Management Company, LLP(6)................     1,690,000   9.9%
    75 State Street
    Boston, MA 02109
   Greenlight Capital, L.L.C.(7)........................     1,566,012   8.8%
    420 Lexington Avenue, Suite 875
    New York, New York 10170
   Capital Group International, Inc.and Capital Guardian
    Trust(8)............................................     1,445,000   8.4%
    11100 Santa Monica Blvd.
    Los Angeles, CA 90025
   John W. Adams(9).....................................     1,200,000   7.0%
    885 Third Avenue, 34th Floor
    New York, New York 10022
   All directors and executive officers as a group (13
    persons)(10)........................................     1,284,914   7.5%

--------
 * Less than 1%

 (1) Except as otherwise noted above, the address of our directors and officers is c/o Assisted Living Concepts, Inc., 11835 NE Glenn Widing Drive, Portland, Oregon, 97220.

 (2) Includes options to purchase 215,000 by Dr. Wilson, 57,500 by Mr. Ladd, 42,500 by Mr. Razook, 22,500 by Ms. Cavanaugh, 6,667 by Ms. Krueger, 145,000 by Mr. McBride, 38,334 by Ms. Campbell, 10,000 by Mr. Cruckshank, 10,000 by Mr. Mahon, 25,001 by Ms. Gorshe, 23,334 by Mr. Parker and 18,334 by Ms. Maloney which are exercisable within 60 days of March 27, 2000.

 (3) Includes 4,000 shares owned by Mr. Razook's children.

 (4) Mr. McBride no longer serves as a director or executive officer.

 (5) Based on the Form 13D/A as filed on November 12, 1999. 575,098.65 of such shares are held by BET Associates, L.P., a partnership controlled by Mr. Toll.

 (6) Based on the Form 13G/A as filed on February 11, 2000.

 (7) Based on the Form 13D as filed on December 30, 1999. 667,412 of such shares are issuable upon the conversion of our 6.0% Debentures.

 (8) Based on the Form 13G as filed on February 11, 2000.

 (9) Based on the Form 13D as filed on November 30, 1999. These shares are held by JWA Investment Corp. and Tempe Wicke Investments L.P., which in turn are controlled by Mr. Adams as filed on February 11, 2000.

(10) Excludes 504,000 shares beneficially owned by Mr. McBride, and 12,000 shares beneficially owned by Mr. Cruckshank.

ITEM 13. Certain Relationships and Related Transactions

  During 1999, Supportive Housing Services, Inc. ("SHS") provided services to us for market feasibility analysis, site pre-acquisition services, field construction supervision, construction management oversight and building setup in conjunction with our development activities. SHS is owned 75% by Dr. Wilson's spouse. We paid SHS approximately $1.6 million for such services in 1999 (including $255,000 reflecting payment to CCL (as defined below) in 1999). Such agreement was terminated effective January 2000.

  During 1999, Concepts in Community Living, Inc. ("CCL"), a company owned by Dr. Wilson's spouse, provided feasibility studies and pre-development consulting services to SHS and certain developers with respect to certain assisted living residence sites we were developing and constructing. Both directly and through these developers, we paid CCL approximately $255,000 indirectly through SHS for rendering such services in 1999. In June 1999 we entered into a new agreement with CCL pursuant to which CCL provided market research, demographic review and competitor analysis in many of our current markets. We paid CCL $157,000 for such services in 1999. We terminated the June 1999 agreement on December 12, 1999.

  We lease six residences from Assisted Living Facilities, Inc. Dr. Wilson's spouse owns a 25% interest. During 1999, we paid Assisted Living Facilities, Inc. approximately $1.4 million for building rent and escrow reserves.

  Until February 10, 1999 Mr. McBride owned a $400,000 or 16.6% interest, and Dr. Wilson's spouse owned a $200,000 or 8.3% interest, in Health Equity Investors ("HEI"). In the second quarter of 1997, we entered into joint venture agreements with HEI to operate certain new assisted living residences that we owned or leased. The joint venture concurrently entered into a non-cancelable management agreement with us pursuant to which we managed the properties operated by the joint venture for an amount equal to the greater of 8% of gross revenues or $2,000 per month per residence. Through February 10, 1999, we consolidated 100% of the revenues and expenses attributable to these residences with our revenues and expenses, and HEI reimbursed us for 90.0% of the start-up losses of the joint venture. We received loss reimbursements from HEI of $4.7 million for the year ended December 31, 1998, and no loss reimbursements in 1999. As of February 10, 1999, 17 residences owned or leased by us were being operated by the joint venture.

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

  In October 1997, we acquired Home and Community Care, Inc. ("HCI"). Certain of our officers and directors were officers, directors or stockholders of HCI. Mr. McBride and Dr. Wilson's spouse owned 13.9% and 4.7%, respectively, of HCI's outstanding common stock at the time of acquisition, substantially all of which was acquired in March 1997. The terms of the acquisition were approved by a committee of independent directors. Pursuant to the HCI acquisition agreement, Mr. McBride and Dr. Wilson's spouse received "earnout" payments from us in 1999 of $207,000 and $75,000, respectively, related to HCI sites we elected to develop.

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

  (b) Reports on Form 8-K

  On December 11, 1999, we filed a Form 8-K. The Form 8-K disclosed that the Board of Directors approved an amendment to the Company's By-Laws. The amendment deleted the provision of the By-Laws that required the company to hold a special meeting of the stockholders at the written request of a majority of the voting power of the Company's stock. It also deleted the provision of the By-Laws that permitted the stockholders of the Company to take action by written consent.

                ASSISTED LIVING CONCEPTS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                                  (Item 14(a))

                                                                           Page
                                                                           ----
1.Financial Statements:
  Independent Auditors' Report............................................  57
  Consolidated Balance Sheets, December 31, 1998 and 1999.................  58
  Consolidated Statements of Operations and Consolidated Statements of
   Comprehensive Loss, Years Ended December 31, 1997, 1998 and 1999 ......  59
  Consolidated Statements of Shareholders' Equity, Years Ended December
   31, 1997, 1998 and 1999................................................  60
  Consolidated Statements of Cash Flows, Years Ended December 31, 1997,
   1998 and 1999..........................................................  61
  Notes to Consolidated Financial Statements..............................  62
2.Financial Statement Schedule:
  Schedule II--Valuation and Qualifying Accounts..........................  88

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Assisted Living Concepts, Inc. and Subsidiaries

  We have audited the accompanying consolidated balance sheets of Assisted Living Concepts, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Assisted Living Concepts Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

  As discussed in note 14 to the consolidated financial statements, in 1998 the Company changed its method of accounting for pre-opening costs associated with newly developed residences.

                                          KPMG LLP

Portland, Oregon
March 29, 2000

                         ASSISTED LIVING CONCEPTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                               December 31,
                                                             ------------------
                                                               1998      1999
                                                             --------  --------
ASSETS
Current assets:
  Cash and cash equivalents................................  $ 55,036  $  7,606
  Restricted cash..........................................       --      7,555
  Marketable securities, available for sale................     4,000     1,680
  Accounts receivable, net of allowance for doubtful
   accounts of $179 at 1998 and $1,062 at 1999.............     5,127     4,069
  Prepaid expenses.........................................       992       948
  Other current assets.....................................     4,472     3,419
                                                             --------  --------
   Total current assets....................................    69,627    25,277
                                                             --------  --------
Property and equipment.....................................   284,754   321,622
Construction in process....................................    51,304       --
                                                             --------  --------
   Total property and equipment............................   336,058   321,622
   Less accumulated depreciation...........................     9,133    15,974
                                                             --------  --------
   Property and equipment--net.............................   326,925   305,648
                                                             --------  --------
Goodwill, net..............................................     5,371     5,077
Other assets, net..........................................    12,746    10,186
                                                             --------  --------
   Total assets............................................  $414,669  $346,188
                                                             ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................  $  1,622  $  1,318
  Construction payable.....................................     6,942     1,078
  Accrued real estate taxes................................     4,837     4,466
  Accrued interest expense.................................     2,268     1,940
  Accrued payroll expense..................................     1,382     2,773
  Other accrued expenses...................................     2,477     2,030
  Other current liabilities................................     4,857     2,586
  Current portion of long-term debt........................     1,386     1,494
                                                             --------  --------
   Total current liabilities...............................    25,771    17,685
                                                             --------  --------
Other liabilities..........................................     3,415     5,960
Long-term debt.............................................   105,036    71,949
Convertible subordinated debentures........................   161,250   161,250
                                                             --------  --------
   Total liabilities.......................................   295,472   256,844
                                                             --------  --------
Commitments and contingencies
Shareholders' equity:
  Preferred Stock, $.01 par value; 1,000,000 shares
   authorized; None issued or outstanding..................       --        --
  Common Stock, $.01 par value; 80,000,000 shares
   authorized; issued and outstanding 17,344,143 shares in
   1998 and 17,120,745 shares in 1999......................       173       171
  Additional paid-in capital...............................   148,533   144,443
  Unearned compensation expense............................    (3,492)      --
  Fair market value in excess of historical cost of
   acquired net assets attributable to related party
   transactions............................................      (239)     (239)
  Accumulated other comprehensive loss.....................       --       (320)
  Accumulated deficit......................................   (25,778)  (54,711)
                                                             --------  --------
   Total shareholders' equity..............................   119,197    89,344
                                                             --------  --------
   Total liabilities and shareholders' equity..............  $414,669  $346,188
                                                             ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                   Years Ended December 31,
                                                   ---------------------------
                                                    1997      1998      1999
                                                   -------  --------  --------
Revenue........................................... $49,605  $ 89,384  $117,489
Operating expenses:
  Residence operating expenses....................  31,591    57,443    81,767
  Corporate general and administrative............   4,050    11,099    21,178
  Building rentals................................   2,691    11,400    14,103
  Building rentals to related party...............   5,278     1,364     1,264
  Depreciation and amortization...................   3,683     6,339     8,981
  Terminated merger expense.......................     --      1,068       228
  Site abandonment costs..........................     --      2,377     4,912
  Write-off of impaired assets and related
   expenses.......................................     --      8,521       --
                                                   -------  --------  --------
    Total operating expenses......................  47,293    99,611   132,433
                                                   -------  --------  --------
Operating income (loss)...........................   2,312   (10,227)  (14,944)
                                                   -------  --------  --------
Other income (expense):
  Interest expense................................  (4,946)  (11,039)  (15,200)
  Interest income.................................   1,526     3,869     1,598
  Loss on sale of assets..........................  (1,250)     (651)     (127)
  Other income (expense), net.....................    (121)   (1,174)     (260)
                                                   -------  --------  --------
    Total other (income) expense..................  (4,791)   (8,995)  (13,989)
                                                   -------  --------  --------
Loss before cumulative effect of change in
 accounting principle.............................  (2,479)  (19,222)  (28,933)
Cumulative effect of change in accounting
 principle........................................     --     (1,523)      --
                                                   -------  --------  --------
Net loss.......................................... $(2,479) $(20,745) $(28,933)
                                                   =======  ========  ========
Basic and diluted net loss per common share:
  Loss before cumulative effect of change in
   accounting principle........................... $ (0.21) $  (1.18) $  (1.69)
  Cumulative effect of change in accounting
   principle......................................     --      (0.09)      --
                                                   -------  --------  --------
Basic and diluted net loss per common share....... $ (0.21) $  (1.27) $  (1.69)
                                                   =======  ========  ========
Basic and diluted weighted average common shares
 outstanding......................................  11,871    16,273    17,119
                                                   =======  ========  ========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)

                                                   Years Ended December 31,
                                                   ---------------------------
                                                    1997      1998      1999
                                                   -------  --------  --------
Net loss.......................................... $(2,479) $(20,745) $(28,933)
Other comprehensive loss:
  Unrealized loss on investments..................     --        --       (320)
                                                   -------  --------  --------
Comprehensive loss................................ $(2,479) $(20,745) $(29,253)
                                                   =======  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                 Fair Market
                                                                  Value in    Accumulated
                          Common Stock   Additional   Unearned    Excess of      Other                     Total
                          --------------  Paid-In   Compensation Historical  Comprehensive Accumulated Shareholders'
                          Shares  Amount  Capital     Expense       Cost         Loss        Deficit      Equity
                          ------  ------ ---------- ------------ ----------- ------------- ----------- -------------
Balance at December 31,
 1996...................  11,030    110   $ 59,678    $   --        $(239)          --      $ (2,554)    $ 56,995
Net proceeds from public
 offering...............   4,140     42     72,086        --          --            --           --        72,128
Shares issued for
 acquisition............     337      3      5,073        --          --            --           --         5,076
Exercise of employee
 stock options..........     139      1        373        --          --            --           --           374
Grant of restricted
 stock..................     --     --       4,250     (4,250)        --            --           --           --
Compensation expense
 earned on restricted
 stock..................     --     --         --         150         --            --           --           150
Net loss................     --     --         --         --          --            --        (2,479)      (2,479)
                          ------   ----   --------    -------       -----        -----      --------     --------
Balance at December 31,
 1997...................  15,646   $156   $141,460     (4,100)      $(239)          --      $ (5,033)    $132,244
Common stock
 repurchased............    (529)    (5)    (7,057)       --          --            --           --        (7,062)
Conversion of
 subordinated
 debentures.............   1,855     19     13,387        --          --            --           --        13,406
Exercise of employee
 stock options..........     122      1        745        --          --            --           --           746
Issuance of restricted
 stock..................     250      2         (2)       --          --            --           --           --
Compensation expense
 earned on restricted
 stock..................     --     --         --         608         --            --           --           608
Net loss................     --     --         --         --          --            --       (20,745)     (20,745)
                          ------   ----   --------    -------       -----        -----      --------     --------
Balance at December 31,
 1998...................  17,344   $173   $148,533    $(3,492)      $(239)          --      $(25,778)    $119,197
Exercise of employee
 stock options..........      27    --         158        --          --            --           --           158
Compensation expense
 earned on restricted
 stock..................     --     --         --         180         --            --           --           180
Retirement of restricted
 stock..................    (250)    (2)    (4,248)     3,312         --            --           --          (938)
Other comprehensive
 loss...................     --     --         --         --          --          (320)          --          (320)
Net loss................     --     --         --         --          --            --       (28,933)     (28,933)
                          ------   ----   --------    -------       -----        -----      --------     --------
Balance at December 31,
 1999...................  17,121   $171   $144,443    $   --        $(239)       $(320)     $(54,711)    $ 89,344
                          ======   ====   ========    =======       =====        =====      ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Years Ended December 31,
                                                ------------------------------
                                                  1997       1998       1999
                                                ---------  ---------  --------
Operating activities:
Net loss......................................  $  (2,479) $ (20,745) $(28,933)
Adjustment to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and amortization...............      3,683      6,339     8,981
  Provision for doubtful accounts.............         23        359       883
  Site abandonment costs......................        --       2,377     4,912
  Write-off of impaired assets and related
   expenses...................................        --       8,521       --
  Loss on sale of assets......................      1,250        651       127
  Cumulative effect of change in accounting
   principle..................................        --       1,523       --
  Compensation expense earned on restricted
   stock......................................        150        608       180
Changes in assets and liabilities, excluding
 effects of acquisitions:
  Accounts receivable.........................       (808)    (3,302)      175
  Prepaid expenses............................       (530)       (88)       44
  Other current assets........................     (3,039)      (909)      953
  Other assets................................       (633)     1,314       564
  Accounts payable............................       (155)      (237)     (304)
  Accrued expenses............................      3,616      2,840       245
  Other current liabilities...................      1,824      2,922    (2,271)
  Other liabilities...........................      1,595        823     2,545
                                                ---------  ---------  --------
Net cash provided by (used in) operating
 activities...................................      4,497      2,996   (11,899)
                                                ---------  ---------  --------
Investing activities:
Sale of marketable securities, available for
 sale.........................................        --         --      2,000
Purchase of marketable securities, available
 for sale.....................................        --      (4,000)      --
Restricted cash...............................        --         --     (7,555)
Funds held in trust...........................      6,559      1,956       --
Proceeds from sale and leaseback
 transactions.................................     51,671      8,113       --
Proceeds from sale of land....................        --         --         19
Purchases of property and equipment...........   (148,139)  (117,972)  (27,824)
Acquisitions, net of cash, debt acquired and
 issuance of common stock.....................     (4,064)   (11,366)      --
                                                ---------  ---------  --------
Net cash used in investing activities.........    (93,973)  (123,269)  (33,360)
                                                ---------  ---------  --------
Financing activities:
Proceeds from construction financing..........     43,210        --        --
Repayments of construction financing..........    (63,497)       --        --
Proceeds from long-term debt..................     21,854     49,004       --
Payments on long-term debt....................     (5,516)      (289)   (1,491)
Proceeds from issuance of common stock, net...     72,502        746       158
Repurchase of common stock....................        --      (7,062)      --
Debt issuance costs of offerings and long-term
 debt.........................................     (4,163)    (5,359)      --
Proceeds from issuance of convertible
 subordinated debentures......................     86,250     75,000       --
Retirement of restricted stock................        --         --       (838)
                                                ---------  ---------  --------
Net cash provided by (used in) financing
 activities...................................    150,640    112,040    (2,171)
                                                ---------  ---------  --------
Net increase (decrease) in cash and cash
 equivalents..................................     61,164     (8,233)  (47,430)
Cash and cash equivalents, beginning of year..      2,105     63,269    55,036
                                                ---------  ---------  --------
Cash and cash equivalents, end of year........  $  63,269  $  55,036  $  7,606
                                                =========  =========  ========
Supplemental disclosure of cash flow
 information:
  Cash payments for interest..................  $   9,741  $  16,480  $ 15,528
  Cash payments for income taxes..............  $   1,547  $     --   $    --
Non-cash transactions:
  Increase (decrease) in construction payable
   and property and equipment.................  $   2,881  $ (11,941) $ (5,864)
  Conversion of subordinated debentures (net
   of $509 of unamortized financing costs in
   1998)......................................        --      13,406       --
  Conversion of construction financing to sale
   leaseback..................................        --       2,150       --
  Unrealized loss on investment...............        --         --       (320)
  Amendment of leases and removal of related
   assets.....................................        --         --     29,492
  Retirement of restricted stock..............        --         --      3,412
  Amendment of leases and removal of related
   debt.......................................        --         --     31,488

  The accompanying notes are an integral part of these consolidated financial statements.

                        ASSISTED LIVING CONCEPTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies

The Company

  Assisted Living Concepts, Inc. ("the Company") owns, operates and develops assisted living residences which provide housing to older persons who need help with the activities of daily living such as bathing and dressing. The Company provides personal care and support services and makes available routine health care services designed to meet the needs of its residents. The accompanying financial statements reflect the operating results of 109, 165 and 185 residences for the years ended December 31, 1997, 1998 and 1999, respectively. Residences are included in operating results as of the first day of the month following licensure.

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

  In June 1997, the Company's Board of Directors declared a two for one stock split on the Company's common stock. The record date for the stock split was June 30, 1997 and the stock split occurred on July 10, 1997. All information in the accompanying consolidated financial statements has been restated to reflect the stock split.

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

Restatement of Historical Financial Statements

  On February 1, 1999, the Company announced that after consultation with its independent auditors the Company would restate its financial statements for the fiscal quarter ended June 30, 1997, the fiscal quarter ended September 30, 1997, the fiscal year ended December 31, 1997, the fiscal quarter ended March 31, 1998, the fiscal quarter ended June 30, 1998 and the fiscal quarter ended September 30, 1998. On March 31, 1999, the Company announced that the restatement would be more extensive than the Company had previously believed, and might include periods prior to the second quarter of 1997, including the fiscal year ended December 31, 1996. After further consultation with its independent auditors, the Company determined to restate its consolidated financial statements for the fiscal year ended December 31, 1996, the fiscal year ended December 31, 1997, and the first three fiscal quarters of the fiscal year ended December 31, 1998. On September 30, 1999, the Company filed restated financial statements with the Securities and Exchange Commission ("SEC") for the fiscal years ended December 31, 1996 and 1997 and for each of the first three fiscal quarters of the fiscal year ended December 31, 1998.

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

Cash, Cash Equivalents and Marketable Securities

  Cash and cash equivalents include cash on deposit and highly liquid investments with maturities of three months or less at the date of purchase. The Company's investments in cash equivalents are classified as held to maturity and are stated at cost which approximates fair value. The Company's investments in marketable securities are classified as available for sale. These investments are stated at fair value with any unrealized gains or losses included as accumulated other comprehensive loss in shareholders' equity. Interest income is recognized when earned.

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

  All of the Company's leases contain various provisions for annual increases in rent, or rent escalators. Certain of these leases contain rent escalators with future minimum annual rent increases that are not considered contingent rents. The total amount of the rent payments under such leases with non-contingent rent escalators is being charged to expense on the straight-line method over the term of the leases. The Company records a deferred credit, included in other liabilities, to reflect the excess of rent expense over cash payments. This deferred credit is reduced in the later years of the lease term as the cash payments exceed the rent expense (See Note 6).

Property and Equipment

  Property and equipment are recorded at cost and depreciation is computed over the assets' estimated useful lives on the straight-line basis as follows:

   Buildings.......................................................     40 years
   Furniture and equipment......................................... 3 to 7 years

  Asset impairment is analyzed on assets to be held and used by the rental demand by market to determine if future cash flows (undiscounted and without interest charges) are less than the carrying amount of the asset. If an impairment is determined to have occurred, an impairment loss is recognized to the extent the assets carrying amount exceeds its fair value. Assets the Company intends to dispose of are reported at the lower of (i) fair carrying amount or (ii) fair value less the cost to sell. The Company has not recognized any impairment losses on property through the year ended December 31, 1999.

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

Goodwill

  Costs in excess of the fair value of the net assets acquired in purchase transactions as of the date of acquisition have been recorded as goodwill and are being amortized over periods ranging between 15 and 20 years on a straight-line basis. Amortization of goodwill was $128,000, $398,000 and $294,000, respectively, for the years ended December 31, 1997, 1998 and 1999. Accumulated amortization of goodwill at December 31, 1998 and 1999 was $278,000 and $629,000, respectively. Management maintains an impairment review policy whereby the future economic benefit of the recorded balance is substantiated at the end of each reporting period.

  During the year ended December 31, 1998, the Company wrote-off all the unamortized goodwill (approximately $7.5 million) associated with Pacesetter Home Health Care, Inc. ("Pacesetter"), a wholly owned subsidiary of Home and Community Care, Inc. The shut-down of Pacesetter operations was a result of a change in the regulatory reimbursement environment during the quarter ended June 30, 1998 (See Note 12).

Pre-Opening Costs

  Prior to the adoption of AICPA Statement of Position 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5), pre-opening costs associated with newly developed residences, prior to the commencement of their operations were capitalized and amortized over 12 months. As a result of the Company's adoption of SOP 98-5 (effective as of January 1, 1998), pre-opening costs are expensed as incurred (See Note 14).

Deferred Financing Costs

  Financing costs related to the issuance of debt are capitalized as other assets and amortized to interest expense over the term of the related debt using the straight-line method, which approximates the interest method.

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

Classification of Expenses

  Residence operating expenses exclude all expenses associated with corporate or support functions which have been classified as corporate general and administrative expense.

Comprehensive Loss

  On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive loss consists of net loss and several other items that current accounting standards require to be recognized outside of net loss and is presented in the consolidated statements of shareholders' equity and comprehensive loss. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or net loss. The Company recorded an unrealized loss on marketable securities of $320,000 for the year ended December 31, 1999.

Net Income (Loss) Per Common Share

  Basic earnings per share (EPS) is calculated using net loss attributable to common shares divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated in periods with net income using income attributable to common shares considering the effects of dilutive potential common shares divided by the weighted average number of common shares and dilutive potential common shares outstanding for the period.

  Vested options to purchase 568,000, 833,000 and 983,000 shares of common stock were outstanding during the years ended December 31, 1997, 1998 and 1999, respectively. These options were excluded from the respective computations of diluted loss per share, as their inclusion would be antidilutive.

  Also excluded from the computations of diluted loss per share, for the years ended December 31, 1997, 1998 and 1999 were 5,676,777, 6,685,789 and 6,685,789 shares of common stock, respectively, issuable upon conversion of the Company's convertible subordinated debentures (see Note 10) and 250,000 shares of restricted stock for the year ended December 31, 1998 (see Note 18) as their inclusion would be antidilutive.

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

Fair Value of Financial Instruments

  The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short-term nature of the accounts and/or because they are invested in accounts earning market rates of interest. The carrying value of marketable debt securities and funds held in trust approximates fair value because they bear interest at market rates. The carrying amount of the Company's long-term debt and construction financing approximate fair value as the interest rates approximate the current rates available to the Company. The following table sets forth the carrying amount and approximate fair value (based on quoted market values) of the Company's subordinated debentures as of December 31, 1998 and 1999 (in thousands):

                                               1998                1999
                                         ------------------  ------------------
                                         Carrying    Fair    Carrying    Fair
                                          Amount    Value     Amount    Value
                                         --------  --------  --------  --------
     6% Debentures......................  $86,250   $71,156   $86,250   $50,888
     5.625% Debentures..................   75,000    58,500    75,000    43,500

Stock-based Compensation

  In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which provides an alternative to APB Opinion No. 25, "Accounting for Stock Issued to Employee," in accounting for stock-based compensation issued to employees. The Statement encourages, but does not require financial reporting to reflect compensation expense for grants of stock, stock options and other equity instruments to employees based on changes in the fair value of the underlying stock. The Company continues to apply the existing accounting rules contained in APB Option No. 25, "Accounting for Stock Issued to Employees." While recognition of employee stock-based compensation is not mandatory, SFAS 123 requires companies that choose to continue applying the provisions of APB No. 25 to disclose pro forma net loss and loss per share data (See Note 18).

  The Amended and Restated 1994 Employee Stock Option Plan combines an incentive and nonqualified stock option plan, a stock appreciation rights ("SAR") plan and a stock award plan (including restricted stock). The 1994 Plan is a long-term incentive compensation plan and is designed to provide a competitive and balanced incentive and reward program for participants.

  The Company's Non-Officer Stock Option Plan (the "Non-Officer Plan") is a non-qualified stock option plan intended as a long-term incentive compensation plan designed to provide a competitive and balanced incentive and reward programs for participants.

Concentration of Credit Risk

  The Company depends on the economies of Texas, Indiana, Oregon, Ohio and Washington and to some extent, on the continued funding of State Medicaid waiver programs in some of those states. As of December 31, 1999, 21.6% of the Company's properties were in Texas, 11.4% in Indiana, 10.3% in Oregon, 9.7% in Ohio and 8.6% in Washington. Adverse changes in general economic factors affecting the respective health care industries or laws and regulator environment in each of these states, including Medicaid reimbursement rates, could have a material adverse effect on the Company's financial condition and results of operations.

  State Medicaid reimbursement programs constitute a significant source of revenue for the Company. During the years ended December 31, 1997, 1998 and 1999, direct payments received from state Medicaid agencies accounted for approximately 11.1%, 10.7% and 10.4%, respectively, of the Company's revenue while the tenant paid portion received from Medicaid residents accounted for approximately 5.9%, 5.8% and 5.9%, respectively, of the Company's revenue during these periods. The Company expects in the future that State Medicaid reimbursement programs will constitute a significant source of revenue for the Company.

2. Acquisitions and Joint Venture

 Acquisitions

  Effective October 23, 1997, the Company acquired 98.8% of the outstanding capital stock of Home and Community Care, Inc. ("HCI"). The Company had acquired an initial 1.2% interest in HCI as a result of HCI's acquisition of Pacesetter, a home health care agency in which the Company had made an investment in November 1996. Several employees of the Company, including members of the Board of Directors, owned collectively approximately 40.0% of the outstanding common stock in HCI (See Notes 16 and 17). In the second quarter of 1997 the Company signed a licensing agreement with HCI, pursuant to which the Company agreed to allow HCI to use certain of the Company's proprietary information and materials in connection with the development of HCI's assisted living residences. During the second quarter of 1997, the Company received $178,000 in fees from HCI and recorded such fees as other income included in other income/expenses. The HCI purchase was completed at a purchase price of approximately $4.0 million in cash (which reflects approximately $5.3 million of cash paid net of (i) approximately $250,000 in cash acquired, (ii) approximately $850,000 in fees from HCI for services rendered during 1997, and (iii) $150,000 in dividends received from HCI during
1997), and the assumption of approximately $6.6 million in liabilities. HCI stockholders were entitled to receive certain "earnout" payments over a two-year period based on the number of HCI's assisted living residence sites, which the Company elected to complete. At the time of the acquisition, HCI had 20 sites under development. For each completed residence, HCI stockholders received an additional $7,500 per unit (approximately $300,000 per residence) in cash. During the years ended December 31, 1997, 1998 and 1999, the Company paid earnout payments of $0, $1.7 million and $1.5 million, respectively, and capitalized such payments in property and equipment.

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

  During the second quarter of 1998 the Company announced a plan to exit all home health business operations being conducted by Pacesetter. During the year ended December 31, 1998, the Company incurred a $8.5 million charge to earnings associated with exiting the Pacesetter operations. Such charge consisted of (i) a $7.5 million write-off of all unamortized goodwill associated with Pacesetter and (ii) a $1.0 million provision for exit costs expected to be incurred during the phase out of the Pacesetter business. During the fourth quarter 1998, the $1.4 million provision for exit costs was reduced by $400,000 to $1.0 million as a result of a change in the estimate for such exit costs. In addition, the Company incurred a $1.0 million charge recorded as site abandonment expense during second quarter 1998 for previously capitalized development costs relating to 11 sites acquired in the HCI acquisition that it had determined not to develop (See Note 7 and Note 12).

  Effective October 23, 1997, the Company acquired the 90.1% of the outstanding capital stock of Carriage House Assisted Living Inc. ("Carriage House") it did not already own. Several employees of the Company, including members of the Board of Directors, owned collectively approximately 23.0% of the outstanding common stock of Carriage House (See Notes 16 and 17). The Company had acquired its initial 9.9% ownership in Carriage House's outstanding capital stock during 1996. The acquisition was completed at a purchase price of $5.2 million with the exchange of 337,460 shares of Common Stock (based on a stock price of $15.41 per share) for all of the outstanding common stock of Carriage House and the assumption of approximately $3.2 million in liabilities.

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

  The following unaudited pro forma consolidated results of operations for the Company for the year ended December 31, 1997 assume that HCI and Carriage House acquisitions had occurred as of January 1, 1997 (in thousands, except per share amounts):

     (Unaudited)                                                       Total
     -----------                                                      --------
     Net revenue.....................................................  $55,241
     Net loss........................................................   (2,680)
     Basic and diluted net loss per common share..................... $  (0.23)

  The unaudited pro forma consolidated results of operations do not purport to be indicative of the results that would have been reported if the acquisitions had been completed as of the beginning of the period presented.

  On April 30, 1998, the Company completed the acquisitions of two assisted living residences in Plano and McKinney, Texas, having units of 64 and 50, respectively. The residences were acquired for a total purchase price of approximately $5.2 million. The acquisitions were accounted for as purchases and the operating results of the facilities have been included in the Company's consolidated financial statements since the acquisition date. The cost of the acquisitions has been allocated based on the estimated fair value of the net assets acquired of approximately $5.2 million. No goodwill was recorded.

  On July 1, 1998, the Company completed the acquisition of an assisted living residence in Alexandria, Louisiana having 48 units. The residence was acquired for a purchase price of approximately $2.8 million. The acquisition was accounted for as a purchase and the operating results of the facility have been included in the Company's consolidated financial statements since the acquisition date. The cost of the acquisition has been allocated based on the estimated fair value of the net assets acquired of approximately $2.8 million. No goodwill was recorded.

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

  Pro forma consolidated results of operations including the four facilities acquired during 1998 are excluded, as they are not considered significant to the Company's operations.

 Joint Venture

  During 1997, the Company entered into joint venture agreements with a joint venture partner to operate certain new assisted living residences which commenced operations during the second, third and fourth quarters of 1997. Of the $2.3 million of total capital raised by the joint venture partner to invest in such arrangements, the Company contributed $300,000 and recorded such investment in other non-current assets. In addition, certain members of management held interests in the joint venture partner (See Note 16). Pursuant to the joint venture agreements, the Company entered into non-cancelable management agreements under which the Company managed the residences operated by the joint venture for an amount equal to the greater of 8% of gross revenues or $2,000 per month per residence. Because the Company retained direct control of the residences operated by the joint venture, the Company consolidated the operations of the residences subject to the joint venture agreements in its consolidated financial statements. The joint venture partner reimbursed the Company for 90.0% of the start-up losses of the joint venture, and the Company recognized such reimbursements as loans included in other liabilities. The Company also reflected amounts paid to repurchase the joint venture partner's interest in excess of reimbursed losses as interest and other expense. Interest was calculated based on the average loan balance using an imputed 20.0% interest rate and other expense was calculated based on a $10,000 administrative fee per residence. The Company received loss reimbursements of $2.3 million and $4.7 million for the years ended December 31, 1997 and 1998, respectively. The Company did not repay any of these loans, and incurred interest expense of $52,000 in connection with these loans, during the year ended December 31, 1997. The Company repaid $4.0 million of these loans in 1998, and incurred interest and other expense of $687,000 in connection with these loans, for the year ended December 31, 1998. As of December 31, 1998, 17 residences owned or leased by the Company were being operated by the joint venture. During the first quarter of 1999 the Company announced that it had negotiated with the joint venture partner to purchase, for approximately $3.8 million, all of the joint venture partner's interest in the remaining 17 residences subject to the joint venture agreements (See Note
16).

3. Restricted Cash

  During 1999, the Company restricted $8.7 million of cash balances in accordance with certain loan and lease agreements. The agreements provide for the release of this collateral upon the achievement of specified performance targets, provided that the Company is in compliance with the other terms of the loan agreements (see Notes 6 and 9). The Company achieved certain of these targets and obtained a release of $1.2 million of restricted cash in December 1999.

4. Funds Held In Trust

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

5. Marketable Securities

  Marketable securities consist of U.S. Treasury securities and other highly liquid marketable debt securities. The aggregate market value of securities held at December 31, 1998 and 1999 was $4.0 million and $1.7 million, respectively. The investments held at December 31, 1999 have a historical cost of $2.0 million and have been classified as available for sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities." As a result, unrealized investment losses of $320,000 are included as a component of comprehensive loss and shareholders' equity at December 31, 1999. There were no unrealized investment losses at December 31, 1998.

6. Leases

  A summary of leases that the Company has entered into since its inception is as follows:

                                       Number of
                                       Sale and                Number of
                          Number of    Leaseback               Sale and                Units under
                            Leased    Residences     Total     Leaseback                 Leases
                          Residences Accounted for Number of  Residences   Units under  Accounted
                           ("Oregon  as Operating  Operating Accounted for  Operating    for as
                           Leases")     Leases      Leases   as Financings   Leases    Financings
                          ---------- ------------- --------- ------------- ----------- -----------
Leases at December 31,
 1994...................         4          --           4          --          114         --
Leases entered into
 during 1995............        --           5           5          --          150         --
                            ------      ------      ------      ------       ------      ------
Leases at December 31,
 1995...................         4           5           9          --          264         --
Leases entered into
 during 1996............         1          19          20           9          763         316
Residences repurchased
 during 1996............        --          (4)         (4)         --         (146)        --
                            ------      ------      ------      ------       ------      ------
Leases at December 31,
 1996...................         5          20          25           9          881         316
Leases entered into
 during 1997............         2          24          26           7        1,025         247
                            ------      ------      ------      ------       ------      ------
Leases at December 31,
 1997...................         7          44          51          16        1,906         563
Leases entered into
 during 1998............        --           4           4          --          139         --
Lease expansions during
 1998...................        --          --          --          --           47          10
Leases terminated during
 1998...................        (1)         --          (1)         --          (45)        --
                            ------      ------      ------      ------       ------      ------
Leases at December 31,
 1998...................         6          48          54          16        2,047         573
Lease expansions during
 1999...................        --          --          --          --           13         --
Leases modified and
 reclassified during
 1999...................        --          16          16         (16)         573        (573)
                            ------      ------      ------      ------       ------      ------
Leases at December 31,
 1999...................         6          64          70          --        2,633         --
                            ======      ======      ======      ======       ======      ======

  The Company has entered into agreements to lease six assisted living residences in Oregon from Assisted Living Facilities, Inc., a related party (the "Oregon Leases"). During 1998 the Company terminated a lease with Oregon Heights Partners ("OHP"). The lessor in each case obtained funding through the sale of bonds issued by the state of Oregon, Housing and Community Services Department ("OHCS"). In connection with the Oregon Leases, the Company entered into "Lease Approval Agreements" with OHCS and Assisted Living Facilities, Inc., pursuant to which the Company is obligated to comply with the terms and conditions of certain regulatory agreements to which the lessor is a party (See Note 9). The leases, which have fixed terms of 10 years, have been accounted for as operating leases. Aggregate deposits on these residences as of December 31, 1997, 1998 and 1999 were $176,000, $126,000 and $126,000 respectively, which are reflected in other assets.

  During the years ended December 31, 1997 and 1998 the Company completed the sale of 24 and 4 residences under sale and leaseback arrangements, respectively. The Company sold the residences for approximately $51.7 million in 1997 and $10.3 million in 1998 and leased them back over initial terms ranging from 12 to 20 years. In addition, the Company assumed four leases under sale and leaseback agreements that were acquired with the Carriage House purchase that was completed in October of 1997. The Company did not enter into any sale and leaseback agreements in 1999.

  The Company recognized losses of $1.3 million and $651,000 on the above sale and leaseback transactions for the years ended December 31, 1997 and 1998, respectively. The losses are presented in the Consolidated Statements of Operations as net loss on sale of assets. Gains on sale and leaseback transactions of $1.1 million and $508,000 for the years ended December 31, 1997 and 1998 respectively, have been recorded as deferred income included in other liabilities and are being amortized over the initial terms of the corresponding leases. For the year ended December 31, 1997, a substantial portion of such gains and losses resulted from sale and leaseback transactions with LTC (See Note 17).

  In March 1999, the Company amended 16 leases, resulting in the reclassification of such leases from financings to operating leases (see Notes 7 and 9).

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

  Certain of the Company's leases and loan agreements contain covenants and cross-default provisions such that a default on one of those instruments could cause the Company to be in default on one or more other instruments. The Company was in compliance with these lease and loan covenants at December 31, 1999. During the third quarter of 1999, the Company agreed to provide $418,000 of additional cash collateral pursuant to certain lease agreements with one of its lessors. The Company restricted $418,000 of cash balances as a result of such action (see Note 3).

  As of December 31, 1999, future minimum annual lease payments under operating leases are as follows (in thousands):

            2000................................ $ 16,641
            2001................................   16,638
            2002................................   16,638
            2003................................   16,638
            2004................................   16,638
            Thereafter..........................   95,960
                                                 --------
                                                 $179,153
                                                 ========

7. Property and Equipment

  As of December 31, 1998 and 1999, property and equipment, stated at cost, consist of the following (in thousands):

                                                                1998     1999
                                                              -------- --------
   Land...................................................... $ 18,217 $ 21,329
   Buildings.................................................  256,904  286,347
   Equipment.................................................    2,865    5,344
   Furniture.................................................    6,768    8,602
                                                              -------- --------
   Property and equipment....................................  284,754  321,622
   Construction in process...................................   51,304      --
                                                              -------- --------
     Total property and equipment............................  336,058  321,622
   Less accumulated depreciation.............................    9,133   15,974
                                                              -------- --------
     Property and equipment--net............................. $326,925 $305,648
                                                              ======== ========

  Land, buildings and certain furniture and equipment relating to 37 residences serve as collateral for long-term debt (See Note 9). Depreciation expense was $2.9 million, $5.9 million and $8.7 million, for the years ended December 31, 1997, 1998 and 1999, respectively.

  As of December 31, 1998 construction in process consists of the following (in thousands):

   Land purchased and earnest deposits................................. $ 4,230
   Construction costs..................................................  39,030
   Capitalized interest, insurance and legal fees......................   5,518
   Capitalized payroll.................................................   1,478
   Other costs.........................................................   1,048
                                                                        -------
                                                                        $51,304
                                                                        =======

  During the years ended December 31, 1997, 1998 and 1999, the Company capitalized interest costs of $6.6 million, $6.0 million and $2.0 million, respectively, relating to financing of construction in process. In addition, the Company capitalized payroll costs that are directly related to the construction and development of the residences of $1.8 million, $1.8 million and $617,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

  As a result of the Company's decision to reduce the number of new residence openings during the year ended December 31, 1998 and beyond, the Company wrote-off $2.4 million of capitalized costs during 1998 relating to the abandonment of 36 development sites. In 1999, the Company wrote-off $4.9 million of capitalized costs relating to the abandonement of all remaining development sites, with the exception of 10 sites where the Company owns the land. Of these 10 sites, 7 are being held for future development ($1.0 million) and are included in land, and 3 sites ($452,000) are listed for sale and included in other current assets.

  The Company had certificates of occupancy for 185 residences, all of which were included in the operating results as of December 31, 1999, as compared to 173 residences with certificates of occupancy, 165 of which were included in the operating results as of December 31, 1998. Of the residences with certificates of occupancy, the Company owned 115 residences and leased 70 residences (all of which are operating leases) as compared to 115 owned residences and 70 leased residences (54 of which were operating leases and 16 of which were accounted for as financings) as of December 31, 1998. At December 31, 1998, property and equipment included $31.4 million in land and buildings related to sale and leaseback transactions accounted for as financings (See Note 6).

  During 1996 and 1997 the Company entered into 16 sale and leaseback transactions which contained purchase options entitling the Company to purchase the properties at fair market value at the end of initial lease terms ranging from 14 to 15 years. As a result of the purchase options the Company accounted for these sale and leaseback transactions using the financing method in SFAS No. 98, "Accounting for Leases." In March 1999, the Company amended these leases. The amendments eliminated the Company's purchase option; therefore, the leases were reclassified as operating leases at that date. As a result of the amendments, the Company recorded (i) the disposal of net property and equipment in the amount of $29.5 million, (ii) the extinguishment of long-term debt in the amount of $31.5 million and (iii) a deferred gain of $2.0 million. The deferred gain is included in other non-current liabilities and is being amortized over the remaining initial lease term as an offset to rent expense.

8. Resident Deposits

  Pursuant to lease agreements, residents are required to provide security deposits, and in certain cases, the last month's rent. As of December 31, 1998 and 1999, such deposits of $1.6 million and $2.2 million, respectively have been recorded as other current liabilities.

9. Long-Term Debt

  As of December 31, 1998 and 1999, long-term debt consists of the following (in thousands):

                                                                 1998    1999
                                                               -------- -------
   Trust Deed Notes, payable to the State of Oregon Housing
    and Community Services Department (OHCS) through 2028..... $ 10,155 $10,025
   Variable Rate Multifamily Revenue Bonds, payable to the
    Washington State Housing Finance Commission Department
    through 2028..............................................    8,500   8,235
   Variable Rate Demand Revenue Bonds, Series 1997 payable to
    the Idaho Housing and Finance Association through 2017....    7,350   7,120
   Variable Rate Demand Revenue Bonds, Series A-1 and A-2
    payable to the State of Ohio Housing Finance Agency
    through 2018..............................................   13,220  12,845
   Finance lease obligations (Note 6).........................   31,488     --
   Mortgages payable..........................................   35,627  35,218
   Capital lease obligations payable through 2002 with a
    weighted average interest rate of 10.1%...................       82     --
                                                               -------- -------
   Total long-term debt....................................... $106,422 $73,443
   Less current portion.......................................    1,386   1,494
                                                               -------- -------
   Long-term debt............................................. $105,036 $71,949
                                                               ======== =======

  The Trust Deed Notes payable to OHCS are secured by buildings, land, furniture and fixtures of six Oregon residences. The notes are payable in monthly installments including interest at effective rates ranging from 7.375% to 11.80%.

  The Variable Rate Multifamily Revenue Bonds are payable to the Washington State Housing Finance Commission Department and at December 31, 1999 were secured by an $8.7 million letter of credit and by buildings, land, furniture and fixtures of the five Washington residences. The letter of credit expires in 2003. The bonds had a weighted average interest rate of 3.42% during 1999.

  The Variable Rate Demand Housing Revenue Bonds, Series 1997 are payable to the State of Idaho Housing and Finance Association and at December 31, 1999 were secured by a $7.5 million letter of credit and by buildings, land, furniture and fixtures of four Idaho residences. The letter of credit expires in 2004. The bonds had a weighted average interest rate of 3.41% during 1999.

  In July 1998, the Company obtained $12.7 million in Variable Rate Demand Housing Revenue Bonds with the State of Ohio Housing Finance Agency ("OHFA") and $530,000 in Taxable Variable Rate Demand Housing Revenue Bonds with OHFA. The bonds are due July 2018 and are secured by a $13.5 million letter of credit and by buildings, land, furniture and fixtures of seven Ohio residences. The letter of credit expires in 2005. The bonds had a weighted average interest rate of 3.26% during 1999.

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

  As of December 31, 1999, the following annual principal payments are required (in thousands):

            2000................................. $ 1,494
            2001.................................   1,600
            2002.................................   1,695
            2003.................................   1,804
            2004.................................   1,921
            Thereafter...........................  64,929
                                                  -------
              Total.............................. $73,443
                                                  =======

  The Company's credit agreements with U.S. National Bank Association ("U.S. Bank") contain restrictive covenants which include compliance with two financial ratios. The Company complied with all required covenants at December 31, 1999; accordingly, the related debt is classified as long-term. The financial ratio covenant becomes more restrictive commencing the quarter ending June 30, 2000. The Company has determined that it is probable that it will not meet this more restrictive covenant at June 30, 2000. Failure to comply with any covenant constitutes an event of default, which will allow U.S. Bank (at its discretion) to declare any amounts outstanding under the credit agreements to be due and payable. In addition, certain of the Company's leases and loan agreements contain covenants and cross-default provisions such that a default on one of those instruments could cause the Company to be in default on one or more other instruments.

  In August 1999, the Company amended certain loan agreements with one of its creditors. Pursuant to the amendment, the Company agreed to provide $8.3 million of additional cash collateral in exchange for the waiver of certain possible defaults, including an amendment to certain financial covenants. In August 1999, the Company restricted $8.3 million of cash balances as a result of such amendment. The amendment also provides for the release of the additional collateral upon the achievement of specified performance targets, provided the Company is in compliance with other terms of the loan agreements. During the fourth quarter of 1999, the Company achieved certain of the specified targets and received a release of $1.2 million of such funds.

  In addition to the debt agreements with OHCS related to the six owned residences in Oregon, the Company has entered into Lease Approval Agreements with OHCS and the lessor of the Oregon Leases, which obligates the Company to comply with the terms and conditions of the underlying trust deed relating to the leased buildings. Under the terms of the OHCS debt agreements, the Company is required to maintain a capital replacement escrow account to cover expected capital expenditure requirements for the Oregon Leases and the six OHCS loans, which as of December 31, 1998 and 1999 was $286,000 and $378,000,
respectively, and is reflected in other assets in the accompanying financial statements. In addition, for the six OHCS loans in the Company's name, a contingency escrow account is required. This account had a balance of $351,000, $240,000 and $172,000 as of December 31, 1997, 1998 and 1999,
respectively, and is reflected in other current assets. Distribution of any assets or income of any kind by the Company is limited to once per year after all reserve and loan payments have been made, and only after receipt of written authorization from OHCS.

  As of December 31, 1997, 1998 and 1999, the Company was restricted from distributing $318,200, $380,100 and $233,000, respectively, of income, in accordance with the terms of the loan agreements and Lease Approval Agreements with OHCS.

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

10. Convertible Subordinated Debentures

  In August 1995, the Company completed the offering of $20.0 million of 7% Debentures due August 2005 realizing net proceeds of approximately $19.2 million. The 7% Debentures were convertible at any time at or prior to maturity, unless previously redeemed, at a conversion price of $7.50 per common share.

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

  In October 1997, the Company completed the offering of $86.3 million of 6% Debentures due November 2002, realizing net proceeds of approximately $82.9 million. The 6% Debentures are convertible at any time at or prior to maturity, unless previously redeemed, at a conversion price of $22.57 per common share, which equates to an aggregate of 3,821,444 shares of the Company's common stock and bear interest payable semi-annually on May 1 and November 1 of each year, commencing May 1, 1998. The 6% Debentures are unsecured and subordinated to all senior indebtedness of the Company. The 6% Debentures are subject to redemption, as a whole or in part, at any time from time to time commencing on or after November 15, 2000 at the Company's option at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

  In April 1998, the Company completed the private placement of $75.0 million of 5.625% Debentures due May 2003, realizing net proceeds of approximately $72.2 million. The 5.625% Debentures are convertible at any time at or prior to maturity, unless previously redeemed, at a conversion price of $26.184 per common share, which equates to an aggregate of approximately 2,864,345 shares of the Company's common stock and bear interest payable semiannually on May 1 and November 1 of each year, commencing November 1, 1998. The 5.625% Debentures are unsecured and subordinated to all senior indebtedness of the Company. The 5.625% Debentures are subject to redemption, as a whole or in part, at any time from time to time on or after May 15, 2001 at the Company's option at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

11. Stock Repurchase

  During the year ended December 31, 1998, the Company purchased approximately 529,000 shares of its common stock for a total purchase price of approximately $7.1 million in accordance with a stock repurchase plan initiated in May 1998. The Board of Directors terminated the stock repurchase plan in November 1998.

12. Write-off of Impaired Assets and Related Expenses

  In June 1998, the Company announced a plan to exit all home health business operations being conducted by Pacesetter. The decision to exit Pacesetter's operations was a result of certain laws becoming effective that adversely affected the prospective payment system for home health care services. Based on this decision, the Company recorded a $8.9 million charge to earnings during the second quarter 1998. Such charge consisted of (i) a $7.5 million write-off of all unamortized goodwill associated with Pacesetter and (ii) a $1.4 million provision for estimated exit costs expected to be incurred during the phase out period. Of this $1.4 million provision, $560,000 related to severance, salaries and benefits incremental to the shut down effort;
$720,000 related to leases, equipment and related costs of closing offices; and $150,000 related to travel and moving costs. During the fourth quarter 1998, the $1.4 million provision for exit costs was reduced by $400,000 to $1.0 million as a result of a change in the estimate for such exit costs. During the years ended December 31, 1998 and 1999, approximately $760,000 and $154,000, respectively of this reserve was utilized. The remaining reserve of approximately $86,000 at December 31, 1999 consists primarily of lease termination costs. Expenses related to Pacesetter's final operations of $430,000 and $1.8 million for the six month period of June 1998 through December 1998 and for the year ended December 31, 1999 have been expensed as incurred. The phase out period concluded during 1999. The $1.8 million in 1999 includes bad debt expense of $510,000, recorded in the fourth quarter, and is included in corporate, general and administrative expense.

13. Termination of Merger Agreement

  On February 1, 1999, the Company agreed with American Retirement Corporation ("ARC") to terminate its previously announced merger agreement, which had been entered into during November 1998. The Company recorded charges of approximately $1.1 million and $228,000 in 1998 and 1999, respectively, for costs relating to the terminated merger agreement.

14. Cumulative Effect of Change in Accounting Principle

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

15. Income Taxes

  The Company incurred a loss for both financial reporting and tax return purposes for the years ended December 31, 1997, 1998, and 1999 and, as such, there was no current or deferred tax provision.

  The provision for income taxes differs from the amount of loss determined by applying the applicable U.S. statutory federal rate to pretax loss as a result of the following items at December 31:

                            1997    1998    1999
                            -----   -----   -----
   Statutory federal tax
    rate................... (34.0)% (34.0)% (34.0)%
   Non deductible
    goodwill...............   --  %  12.4 %   0.3 %
   Losses for which no
    benefit is provided....  34.6 %  21.5 %  33.6 %
   Other...................  (0.6)%   0.1 %   0.1 %
                            -----   -----   -----
   Effective tax rate......   --  %   --  %   --  %
                            =====   =====   =====

  An analysis of the significant components of deferred tax assets and liabilities, consists of the following as of December 31 (in thousands):

                                1998     1999
                              --------  -------
   Deferred tax assets:
     Net operating loss
      carryforward........... $  6,635  $19,876
     Investment in joint
      venture operations.....    1,996    2,815
     Deferred gain on sale
      and leaseback
      transactions...........      631    1,555
     Debt financing recorded
      for books..............   12,174      --
     Other...................    4,841    3,836
   Valuation allowance.......   (8,937) (19,422)
   Deferred tax liabilities:
     Property and equipment,
      primarily due to
      depreciation...........   (5,722)  (8,316)
     Debt financing
      capitalized asset
      basis..................  (11,364)     --
     Other...................     (254)    (344)
                              --------  -------
     Net deferred tax asset
      (liability)............ $    --   $   --
                              ========  =======

  The valuation allowance for deferred tax assets as of December 31, 1998 and 1999 was $8.9 million and $19.4 million, respectively. The increase in the total valuation allowance for the years ended December 31, 1997, 1998 and 1999 was $2.0 million, $6.1 million and $10.5 million, respectively.

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

  At December 31, 1999, the Company had net operating loss carryforwards of approximately $52.6 million available to reduce future taxable income. The carryforwards expire at various dates beginning in the year 2009 through the year 2020.

  The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be applied directly to contributed capital is $1.4 million as of December 31, 1999. This amount is attributable to differences between financial and tax reporting of employee stock option transactions.

16. Related Party Transactions

  The Company leases six residences from Assisted Living Facilities, Inc. The spouse of the Company's president and chief executive officer owns a 25% interest in Assisted Living Facilities, Inc. During the year ended December 31, 1997, the Company paid such entity aggregate lease deposits of $31,500, and incurred lease rental expense of $1.1 million, $1.2 million, and $1.3 million for the years ended December 31, 1997, 1998 and 1999, respectively. In addition, in 1997 the Company leased one residence from Oregon Heights Partnership ("OHP") in which the president and chief executive officer's spouse owns an interest. The Company paid OHP $50,000 in lease deposits in 1997 and $278,000 and $195,000 in rent payments in 1997 and 1998, respectively. The lease with OHP was terminated in September 1998, effective October 1, 1998.

  In 1997, the Company contracted with Supportive Housing Services, Inc. ("SHS") to provide services to the Company for market feasibility analysis, site pre-acquisition services, field construction supervision and construction management oversight in conjunction with the Company's development activities. SHS is owned 75% by the president and chief executive officer's spouse. The Company paid $480,000, $3.8 million, and $1.6 million during the years ended December 31, 1997, 1998 and 1999, respectively, (including the amounts paid to CCL (as defined below)) for such development services. The Company capitalized such payments as construction in process. In July 1999 the Company delivered 180 days' written notice terminating their agreement with SHS for such consulting services.

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

  Commencing in 1995, the Company contracted with Concepts in Community Living, Inc. ("CCL"), directly and through its developers, to perform feasibility studies and pre-development consulting services for the developers on the Company's behalf. CCL is owned 100% by the president and chief executive officer's spouse. For the years ended December 31, 1997, 1998 and 1999, the Company paid CCL indirectly through SHS for these services fees of $568,000, $566,000 and $255,000, respectively, which were capitalized in construction in process on the consolidated balance sheets. In June 1999 the Company entered into a new agreement with CCL pursuant to which CCL provided market research, demographic review and competitor analysis in many of our current markets. The agreement provided that Company pay CCL a retainer of $10,000 per month, plus fees in excess of the retainer, if any, in connection with specific projects that the Company authorizes under the agreement. The Company paid CCL $157,000 for such services in 1999. The Company terminated the June 1999 agreement by notice dated December 12, 1999.

  The Company acquired HCI and Carriage House in October of 1997 (See Note 2). Several employees of the Company, including members of the Board of Directors, owned collectively 40.0% of the outstanding common stock in HCI and approximately 23.0% of the outstanding common stock of Carriage House. In addition, LTC held substantial interests in HCI and Carriage House prior to their acquisition by the Company (See Note 17). Pursuant to the HCI acquisition agreement, during 1998 and 1999, related parties (current or former officers, directors, or employees) received "earnout" payments from the Company of $428,000 for 1998 and $416,000 for 1999, respectively, related to HCI sites the Company elected to develop.

  During 1997, the Company entered into joint venture agreements with a joint venture partner to operate certain new assisted living residences which commenced operations during the second, third and fourth quarters of 1997 (See
Note 2). The Company, Mr. McBride, the Company's former Chairman and Chief Executive Officer, Dr. Wilson, the Company's President and Chief Executive Officer, and Dr. Wilson's spouse each acquired interests in the joint venture partner. During 1998, Mr. McBride owned a $400,000 or 16.6% interest, and Dr. Wilson's spouse owned a $200,000 or 8.3% interest, in the joint venture. On February 10, 1999, the Company announced with respect to these joint venture agreements that it had negotiated with the joint venture partner to purchase, for approximately $3.8 million, all of the joint venture partner's interests in the operation of the remaining 17 residences subject to the joint venture agreements. As a result of such purchases, Mr. McBride and Dr. Wilson's spouse received distributions of approximately $537,000 and $269,000, respectively in 1999. The Company has no current intention of entering into similar arrangements in the future.

  During 1998 Mr. Razook, one of the Company's directors, was Managing Director and Head of the Health Care Industry Group of Schroder & Co. Inc. ("Schroders"), an investment banking firm. During 1998 Schroders served as the initial purchaser of our $75.0 million offering of 5.625% Debentures for which Schroders received a customary commission. Also during 1998, Schroders provided financial advisory services and delivered a fairness opinion in connection with a proposed merger for which we paid Schroders a fee of $200,000. In March 1999, Mr. Razook became President and Managing Director at Cohen & Steers Capital Advisors LLC ("C&S Advisors"). Pursuant to an agreement with Cohen & Steers Capital Management, Inc., an affiliate of C&S Advisors ("CSCM"), the Company paid CSCM and C&S Advisors $1.3 million in 1999 for financial advisory services. On January 24, 2000, the Company's agreement with CSCM was terminated by mutual consent, and a new agreement with C&S Advisors was entered into. Pursuant to the new agreement, the Company anticipates that it may pay C&S Advisors approximately $700,000 for financial advisory services plus customary fees and commissions in the event that the Company is advised by C&S Advisors in connection with certain financing and merger and acquisition transactions. The new agreement terminates on December 31, 2000, except that (a) the Company may terminate the agreement at any time upon 90 days written notice and (b) even after the expiration or termination of the new agreement the Company will be required to pay C&S Advisors fees under the new agreement if the Company completes certain financing and merger and acquisition transactions on or prior to December 31, 2001.

17. Transactions with LTC Properties, Inc.

  During the period November 1994 to September 1997, two members of the Company's Board of Directors served as executive officers and directors of LTC. In September 1997, Mr. Dimitriadis resigned from the Company's Board of Directors and Mr. McBride resigned as an executive officer and director of LTC. The Company engaged in the following transactions with LTC since January 1, 1995.

                                 Number of Sale
                                 and Leaseback
                                   Residences
                                Accounted for as                  Sales price
                                Operating Leases Number of units (in millions)
                                ---------------- --------------- -------------
   Leases at December 31,
    1994.......................        --               --           $ --
   Leases entered into during
    1995.......................         2                60            3.2
                                      ---             -----          -----
   Leases at December 31,
    1995.......................         2                60            3.2
   Leases entered into during
    1996.......................        16               591           34.1
   Residences purchased during
    1996.......................        (4)             (146)          (7.6)
                                      ---             -----          -----
   Leases at December 31,
    1996.......................        14               505           29.7
   Leases entered into during
    1997.......................        21               832           52.7
                                      ---             -----          -----
   Leases at December 31,
    1997.......................        35             1,337           82.4
   Leases entered into during
    1998.......................         2                89            5.0
                                      ---             -----          -----
   Leases at December 31,
    1998.......................        37             1,426          $87.4
   Leases entered into during
    1999.......................        --               --             --
                                      ---             -----          -----
   Leases at December 31,
    1999.......................        37             1,426          $87.4
                                      ===             =====          =====

  The Company incurred annual lease expense of $4.3 million, $9.1 million and $9.0 million for the years ended December 31, 1997, 1998 and 1999, respectively, pursuant to leases with LTC (See Note 6). The Company recognized losses of $1.1 million and $504,000 on these sale and leaseback transactions for the years ended December 31, 1997 and 1998, respectively. For the same periods, the Company deferred gains of $951,000 and $55,000, respectively.

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

  During 1996 and 1997, the Company received from LTC $18.9 million and $43.2 million, respectively, of mortgage financing on eight and 19 residences, respectively. As of December 31, 1997, the Company had repaid all of such mortgage financing, except for one mortgage ($2.2 million) which was converted to a sale and leaseback financing during the year ended December 31, 1998. Interest was paid on a monthly basis ranging from 9.9% to 10.4% per annum. The Company incurred $5.4 million, $180,000 and $0 in interest expense related to these mortgage financings during the years ended 1997, 1998 and 1999, respectively.

  The Company acquired Carriage House in October 1997. LTC owned 9.9% of the outstanding common stock of Carriage House (Notes 2 and 16). As a result, the Company became the tenant on four assisted living residences leased by Carriage House from LTC. These four leases are included in the table above and the lease table in Note 6.

  The Company acquired HCI in October of 1997. LTC owned 41.2% of the outstanding common stock in HCI (See Notes 2 and 16).

  During 1997, the Company contracted with LTC Development Company, Inc. to provide services to the Company for market feasibility analysis, pre-acquisition services and construction management oversight on several of the residences under development. LTC Development Company, Inc. is owned 100% by LTC. The Company paid approximately $415,000 for these services during 1997 and capitalized such fees and recorded them as construction in process. During 1998 and 1999 LTC Company, Inc. did not provide such services, and did not receive any such fees.

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

  In June 1999, the Company amended all of its 37 LTC leases. These amendments restructured provisions related to future minimum annual rent increases, or "rent escalators," which prior to the amendments required the Company to account for rent expense related to such leases on a straight-line basis. From the date of the amendment forward, the Company is accounting for the amended leases on a contractual cash payment basis and amortizing the deferred rent balance as of the date of the amendment over the remaining initial term of the leases. Those amendments also redefined the lease renewal option with respect to certain leases and provided the lessor with the option to declare an event of default in the event of a change of control under certain circumstances. In addition, the amendments provide the Company with the ability, subject to certain conditions, to sublease or assign its leases with respect to two Washington residences.

18. Stock Option Plan and Restricted Stock

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

  During the year ended December 31, 1998, the Company's board of directors adopted The Non-Executive Employee Equity Participation Plan of Assisted Living Concepts, Inc. (the "Non-Officer Plan") pursuant to which up to 500,000 shares of Common Stock are issuable pursuant to non-qualified options granted under the Non-Officer Plan. Officers, directors and significant employees of the Company are not eligible to participate in the Non-Officer Plan; however, consultants and non-executives are eligible. On November 5, 1999, the board of directors authorized an additional 500,000 shares of Common Stock to be issuable pursuant to non-qualified options granted under the Non-Officer Plan.

  The per share weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1998 and 1999, respectively: dividend yield of zero percent, expected volatility of 39.81%, 45.12% and 73.70%, respectively, risk-free interest rate has been fixed at 5.66% (based on the 10-year treasury rate), 5.56% (based on the 10-year treasury rate) and 6.14% (based on the three year treasury rate), respectively, and expected life of 10 years, 10 years and 3 years, respectively.

  The Company applies APB Opinion No. 25 in accounting for its Plans, and accordingly, no compensation cost has been recognized for its stock options issued to employees in the financial statements as all options were issued at fair value on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below: (in thousands except per share data)

                                                     1997     1998      1999
                                                   -------- --------- ---------
   Net loss as reported..........................  $(2,479) $(20,745) $(28,933)
   Net loss pro forma............................   (3,928)  (23,990) $(31,772)
   Basic and diluted net loss per common share as
    reported.....................................  $ (0.21) $  (1.27) $  (1.69)
   Basic and diluted net loss per common share
    pro forma....................................  $ (0.33) $  (1.47) $  (1.86)

  Pro forma net loss reflects only options granted in 1996 through 1999. Therefore, the full impact of calculating compensation costs for stock options under SFAS 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the option's vesting period of three years and compensation cost for options granted prior to January 1, 1996 is not considered. The resulting pro forma compensation costs may not be representative of that expected in the future years.

  A summary of the status of the Company's stock options as of December 31, 1997, 1998 and 1999 and changes during the years ended on those dates is presented below:

                                               1997                 1998                 1999
                                        -------------------- -------------------- --------------------
                                                   Weighted-            Weighted-            Weighted-
                                                    Average              Average              Average
                                        Number of  Exercise  Number of  Exercise  Number of  Exercise
                                         Shares      Price    Shares      Price    Shares      Price
                                        ---------  --------- ---------  --------- ---------  ---------
Options at beginning of the year......  1,105,202   $ 6.15   1,629,967   $10.82   1,867,169   $12.07
Granted...............................    940,350    15.08     674,132    15.76     460,250     3.71
Exercised.............................   (139,770)    6.05    (121,606)    6.00     (26,934)    5.83
Canceled..............................   (275,815)    9.53    (315,324)   15.82    (556,065)   12.65
                                        ---------   ------   ---------   ------   ---------   ------
Options at end of the year............  1,629,967   $10.82   1,867,169   $12.07   1,744,420   $ 9.78
                                        =========   ======   =========   ======   =========   ======
Options exercisable at end of year....    567,756              833,465              982,973
Weighted-average fair value of options
 granted during the year..............  $    9.24            $   10.22            $    2.52

  The following table summarized information about stock options outstanding at December 31, 1999.

                                Options Outstanding                  Options Exercisable
                   --------------------------------------------- ----------------------------
                               Weighted-Average
     Range of        Number       Remaining     Weighted-Average   Number    Weighted-Average
 Exercise Prices   Outstanding Contractual Life  Exercise Price  Exercisable  Exercise Price
 ----------------  ----------- ---------------- ---------------- ----------- ----------------
 $ 0.00 to   1.69      74,000        9.83            $ 1.46            --         $  --
 $ 1.75 to   2.88     179,500        9.49              2.81            --            --
 $ 2.94 to   3.81      56,750        9.24              3.44            --            --
 $ 4.00 to   4.63     272,250        4.15              4.62        265,000          4.63
 $ 4.81 to   5.00      41,000        8.94              4.98          2,500          4.86
 $ 5.75 to   6.50     185,668        5.76              6.49        180,168          6.50
 $ 6.69 to  12.18     182,708        6.90              8.67        147,629          8.17
 $12.25 to  14.50     234,854        8.75             14.16         79,424         14.17
 $14.56 to  16.38      31,084        7.81             15.02         18,924         15.00
 $16.50 to  21.25     486,606        8.02             16.85        289,328         16.75
 ----------------   ---------        ----            ------        -------        ------
 $ 0.00 to $21.25   1,744,420        7.44            $ 9.78        982,973        $10.04
 ================   =========        ====            ======        =======        ======

  In October 1997, the Company awarded 250,000 shares of non-voting restricted stock to two key executive officers. At the time of the grant the Company's common stock had a fair market value of $17.00 per share. No cash consideration was paid for such shares by the recipients. Such shares vested in three equal annual installments, commencing on the fourth anniversary of grant. The Company recorded unearned compensation expense of $4.3 million in connection with the issuance of the restricted stock as of the date of the grant. This unearned compensation expense has been reflected as a separate component of shareholders' equity to be amortized as compensation expense over the seven year vesting period. The Company recorded $150,000, $608,000 and $180,000 of compensation expense with respect to such award for the years ended December 31, 1997, 1998 and 1999, respectively. The Company recorded the issuance of the restricted stock in 1998 upon issuance. During the first quarter of 1999, the Company retired the 250,000 shares of restricted stock upon payment to the two key executives of $750,000 and $187,500 (the latter of which was reduced to $87,500 to reflect repayment of a $100,000 bonus paid in 1998 to one of the key executives) in consideration for the forfeiture of their interest in the 250,000 shares of restricted stock.

19. Non-cash Investing and Financing Activities

  The following is a summary of non-cash investing and financing activities related to acquisitions for the year ended December 31, 1997 (in thousands):

  In October of 1997, the Company acquired all of the outstanding capital stock of Carriage House as follows:

   Fair value of assets acquired......................................... $8,279
   Issuance of 337,460 shares of the Company's common stock..............  5,076
                                                                          ------
   Liabilities assumed................................................... $3,203
                                                                          ======

  In October of 1997, the Company acquired all of the outstanding capital stock of HCI as follows:

   Fair value of assets acquired........................................ $11,877
   Cash paid............................................................   5,262
                                                                         -------
   Liabilities assumed.................................................. $ 6,615
                                                                         =======

20. Legal Proceedings

 Securityholder Litigation

  Since February 1, 1999, 12 separate complaints were filed in the United States District Court for the District of Oregon against the Company and certain of its past and present officers and directors. Pursuant to Order signed on June 1, 1999, those complaints were consolidated for all purposes. On July 23, 1999, a consolidated complaint was filed, and on October 20, 1999, an amended consolidated complaint ("Complaint") was filed.

  The Complaint purports to be brought on behalf of a class of purchasers of:
(a) the Company's common stock from February 6, 1997 through March 31, 1999, inclusive; (b) the Company's 6.0% convertible subordinated debentures due November 1, 2002 ("6.0% Debentures") from October 21, 1997 through March 31, 1999, inclusive; and (c) the Company's 5.625% convertible subordinated debentures due May 1, 2003 ("5.625% Debentures") from July 22, 1998 through March 31, 1999, inclusive.

  The Complaint also names as defendants Schroder & Co., Inc., Morgan Stanley Dean Witter and Smith Barney, Inc. (solely as underwriters in connection with the 6.0% Debentures) and KPMG LLP, the Company's independent auditors (in connection with the Company's offerings of common stock, 6.0% Debentures and 5.625% Debentures).

  The Complaint alleges violations of the federal securities laws and seeks unspecified damages. The Company filed an answer to the Complaint on December 7, 1999.

  The Company cannot predict the outcome of the foregoing litigation and currently is unable to evaluate the likelihood of success or the range of possible loss. However, if the foregoing consolidated action was determined adversely to the Company and/or to those to whom our Company's indemnity obligations exist, such a determination could have a material adverse effect on the Company's financial condition, results of operations, cash flow and liquidity.

 Other Litigation

  In addition to the matter referred to in the immediately preceding paragraphs, we are involved in various lawsuits and claims arising in the normal course of business. In the opinion of our management, although the outcomes of these other suits and claims are uncertain and because of the early stages of these matters, management cannot estimate the losses or range of losses, should the outcomes be unfavorable. In the aggregate such other suits and claims should not have a material adverse effect on our financial condition, results of operations, cash flow or liquidity.

21. Employee Benefit Plan

  Effective January 1, 1998, the Company implemented a 401 (k) Savings Plan ("the Plan"). The Plan is a defined contribution plan covering employees of Asssisted Living Concepts, Inc. who have one year of service and are age 21 or older. Each year participants may contribute up to 15% of pre-tax annual compensation and 100% of any Employer paid cash bonus (not to exceed $10,000), as defined in the Plan. ALC may provide matching contributions as determined annually by ALC's Board of Directors. Contributions are subject to certain limitations. The Company did not make contribution in 1998 or 1999.

                                  SIGNATURES

  Pursuant to the requirements of Sections 13 or 15(d) the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ASSISTED LIVING CONCEPTS INC.
                                          Registrant

March 30, 2000                                     /s/ Drew Q. Miller
                                          By: _________________________________
                                              Name: Drew Q. Miller
                                              Title: Chief Financial Officer

March 30, 2000                                  /s/ M. Catherine Maloney
                                          By: _________________________________
                                              Name: M. Catherine Maloney
                                              Title: Vice President, Controller
                                                and Chief Accounting Officer

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

  That the undersigned officers and directors of Assisted Living Concepts, Inc. do hereby constitute and appoint Keren Brown Wilson or Drew Q. Miller, and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable to comply with the Securities and Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Annual Report on Form 10-K or amendment or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agent, or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

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

             Signature                           Title                  Date
             ---------                           -----                  ----

     /s/ Keren Brown Wilson          Vice Chairman, President and  March 30, 2000
------------------------------------  Chief Executive Officer
         Keren Brown Wilson

       /s/ Drew Q. Miller            Chief Financial Officer and   March 30, 2000
------------------------------------
           Drew Q. Miller             Treasurer

    /s/ M. Catherine Maloney         Vice President/Controller     March 30, 2000
------------------------------------  and
        M. Catherine Maloney          Chief Accounting Officer

       /s/ W. James Nicol            Director and Chairman of      March 30, 2000
------------------------------------  Board of Directors
           W. James Nicol

    /s/ Gloria J. Cavanaugh          Director                      March 30, 2000
------------------------------------
        Gloria J. Cavanaugh

      /s/ John M. Gibbons            Director                      March 30, 2000
------------------------------------
          John M. Gibbons

      /s/ Richard C. Ladd            Director                      March 30, 2000
------------------------------------
          Richard C. Ladd

     /s/ Bradley G. Razook           Director                      March 30, 2000
------------------------------------
         Bradley G. Razook

      /s/ Jill M. Krueger            Director                      March 30, 2000
------------------------------------
          Jill M. Krueger

                                                                    SCHEDULE II

                        ASSISTED LIVING CONCEPTS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                 Years Ended December 31, 1997, 1998 and 1999
                                (in thousands)

           Column A             Column B  Column C      Column D     Column E
           --------            ---------- ---------   ------------- ----------
                               Balance at                           Balance at
                               Beginning                               End
         Description            of Year   Additions   Deductions(1)  of Year
         -----------           ---------- ---------   ------------- ----------
Year ended December 31, 1997:
Valuation accounts deducted
 from assets:
Allowance for doubtful
 receivables..................    $ 33     $   83(3)      $ 37        $   79
                                  ----     ------         ----        ------
Year ended December 31, 1998:
Valuation accounts deducted
 from assets:
Allowance for doubtful
 receivables..................    $ 79     $  359(2)      $259        $  179
                                  ----     ------         ----        ------
Year ended December 31, 1999:
Valuation accounts deducted
 from assets:
Allowance for doubtful
 receivables..................    $179     $1,071(4)      $188        $1,062
                                  ----     ------         ----        ------

--------
(1) Represents amounts written off.

(2) Charged to residence operating expenses.

(3) $23,000 of additions were charged to operating expenses, $60,000 of additions were a result of an acquisition.

(4) $561,000 of additions were charged to operating expenses, $510,000 of additions related to home health operations which were shut down in 1998 and are reported in general and administrative expenses.

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

 10.5 Deferred Compensation Plan of the Company (Incorporated by reference to the same titled exhibit to the Company's Report on form 10-K for the fiscal year ended December 31, 1998).

 10.6 Consulting Agreement, dated as of March 15, 1999, by and between the Company and William McBride III (Incorporated by reference to the same titled exhibit to the Company's Report on form 10-K for the fiscal year ended December 31, 1998).

 Exhibit
   No.                                 Description
 -------                               -----------

 10.7 Amended and Restated Employment Agreement, dated October 1999, as amended as of March 15, 1999, by and between the Company and Keren
          Brown Wilson (Incorporated by reference to the same titled exhibit to the Company's Report on form 10-K for the fiscal year ended December
          31, 1998).

 10.8 Employment Agreement, dated as of December 31, 1997, by and between the Company and Sandra Campbell (Incorporated by reference to the same titled exhibit to the Company's Report on form 10-K for the fiscal year ended December 31, 1998).

 10.9 Employment Agreement, dated as of February 3, 1998, by and between the Company and Nancy Gorshe (Incorporated by reference to the same titled exhibit to the Company's Report on form 10-K for the fiscal year ended December 31, 1998).

 10.10 Separation and Consulting Agreement, dated as of March 3, 2000, by and between the Company and James Cruckshank (Incorporated by reference to the same titled exhibit to the Company's Report on form 8-K dated
          March 3, 2000 File No. 001-13498).

 10.11 Employment Agreement, dated as of March 15, 1999, by and between the Company and Leslie Mahon (Incorporated by reference to the same titled exhibit to the Company's Report on form 10-K for the fiscal year ended December 31, 1998).

 10.12 Merger Agreement dated as of October 4, 1997 by and between the Company and Home and Community Care, Inc. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated
          October 20, 1997, File No. 1-13498).

 10.13 Joint Venture Agreement dated as of April 1, 1997 by and between the Company and Health Equity Investors, LLC. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated
          October 20, 1997, File No. 1-13498).

 10.14   Reimbursement Agreement, dated as of November 1, 1996, between the
          Company and U.S. Bank of Washington, National Association
          (Incorporated by reference to the same titled exhibit to the Company's Report on form 10-K for the fiscal year ended December 31,
          1998).

 10.15 Reimbursement Agreement, dated as of July 1, 1997, between the Company and United States National Bank of Oregon (Incorporated by reference to the same titled exhibit to the Company's Report on form 10-K for the fiscal year ended December 31, 1998).

 10.16 Reimbursement Agreement, dated as of July 1, 1998, between the Company and U.S. Bank National Association (Incorporated by reference to the same titled exhibit to the Company's Report on form 10-K for the fiscal year ended December 31, 1998).

 10.17   Deed of Trust and Security Agreement, dated March 31, 1998, among DMG
          Texas ALC, Partners, L.P., American Title Company of Houston and
          Transatlantic Capital Company (Incorporated by reference to the same titled exhibit to the Company's Report on form 10-K for the fiscal year ended December 31, 1998).

 10.18   Mortgage and Security Agreement, dated November 12, 1998, between DMG
          New Jersey ALC, Inc. and Transatlantic Capital Company (Incorporated by reference to the same titled exhibit to the Company's Report on form 10-K for the fiscal year ended December 31, 1998).

 10.19   Deed of Trust and Security Agreement, dated July 10, 1998, among DMG
          Oregon ALC, Inc., Chicago Title Company and Transatlantic Capital
          Company (Incorporated by reference to the same titled exhibit to the Company's Report on form 10-K for the fiscal year ended December 31,
          1998).

 10.20   Loan Agreement, dated as of September 3, 1998, by and between MLD
          Delaware Trust and the Company (Incorporated by reference to the same titled exhibit to the Company's Report on form 10-K for the fiscal year ended December 31, 1998).

 Exhibit
   No.                                 Description
 -------                               -----------

 10.21   Loan Agreement, dated as of September 3, 1998, by and between MLD
          Delaware Trust and the Company (Incorporated by reference to the same titled exhibit to the Company's Report on form 10-K for the fiscal year ended December 31, 1998).

 10.22 Amendment and Modification of Reimbursement Agreements, dated as of August 18, 1999, by and between the Company and U.S. Bank National
          Association (Incorporated by reference to the same titled exhibit to the Company's Report on form 10-K for the fiscal year ended December
          31, 1998).

 10.23 Modification and Amendment to Employment Agreement, dated as of January 19, 2000, by and between the Company and Nancy Inez Gorshe.

 12.1    Computation of Ratio of Earnings to Fixed Charges.

 23.1    Report on Schedule and Consent of KPMG LLP.

 27      Financial Data Schedule Article 5 of Regulation S-X.