Form 10-Q
period 2000-03-31
ASSISTED LIVING CONCEPTS INC
filed 2000-05-11
CIK 929994

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20459

                               ----------------

                                   FORM 10-Q
(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended March 31, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from          to

                        Commission file number 1-83938

                               ----------------

                        ASSISTED LIVING CONCEPTS, INC.
            (Exact name of registrant as specified in its charter)

                   Nevada                                        93-1148702
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

            11835 NE Glenn Widing Drive, Bldg. E Portland, OR 97220
                   (Address of principle executive offices)

                                (503) 252-6233
             (Registrant's telephone number, including area code)

                               ----------------

  Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  The Registrant had 17,120,745 shares of common stock, $.01 par value, outstanding at May 11, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         ASSISTED LIVING CONCEPTS, INC.

                                   FORM 10-Q
                                 March 31, 2000

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
ITEM 1. FINANCIAL STATEMENTS

  Consolidated Balance Sheets, December 31, 1999 and March 31, 2000.......    3

  Consolidated Statements of Operations and Consolidated Statements of
   Comprehensive Loss, Three Months Ended March 31, 1999 and 2000.........    4

  Consolidated Statements of Cash Flows, Three Months Ended March 31, 1999
   and 2000...............................................................    5

  Notes to Consolidated Financial Statements..............................  6-8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS.............................................. 9-14


                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.................................................   15

Item 6. Exhibits and Reports on Form 8-K..................................   15

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements
                         ASSISTED LIVING CONCEPTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                       December 31, March 31,
                                                           1999        2000
                                                       ------------ ----------
                                                                    (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents...........................   $  7,606   $   3,412
  Restricted cash.....................................      7,555       8,388
  Marketable securities, available for sale...........      1,680       1,610
  Accounts receivable, net of allowance for doubtful
   accounts of $1,062 and $1,192, respectively........      4,069       4,136
  Prepaid expenses....................................        948       1,414
  Other current assets................................      3,419       3,243
                                                         --------   ---------
    Total current assets..............................     25,277      22,203
                                                         --------   ---------
Property and equipment................................    321,622     322,293
  Less accumulated depreciation.......................     15,974      18,314
                                                         --------   ---------
  Property and equipment, net.........................    305,648     303,979
                                                         --------   ---------
Goodwill, net.........................................      5,077       5,005
Other assets, net.....................................     10,186       9,770
                                                         --------   ---------
    Total assets......................................   $346,188   $ 340,957
                                                         ========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................   $  1,318   $     956
  Construction payable................................      1,078         302
  Accrued real estate taxes...........................      4,466       3,788
  Accrued interest expense............................      1,940       4,093
  Accrued payroll expense.............................      2,773       1,581
  Other accrued expenses..............................      2,030       1,512
  Other current liabilities...........................      2,586       2,666
  Current portion of long-term debt...................      1,494       1,506
                                                         --------   ---------
  Total current liabilities...........................     17,685      16,404
                                                         --------   ---------
Other liabilities.....................................      5,960       6,067
Long-term debt........................................     71,949      71,745
Convertible subordinated debentures...................    161,250     161,250
                                                         --------   ---------
    Total liabilities.................................    256,844     255,466
                                                         --------   ---------
Commitments and Contingencies
Shareholders' equity:
  Preferred Stock, $.01 par value; 1,000,000 shares
   authorized;
   None issued and outstanding........................        --          --
  Common Stock, $.01 par value; 80,000,000 shares
   authorized; issued and outstanding 17,120,745
   shares in 1999 and 2000............................        171         171
  Additional paid-in capital..........................    144,443     144,451
Fair market value in excess of historical cost of
 acquired net assets attributable to related party
 transactions.........................................       (239)       (239)
  Accumulated other comprehensive loss................       (320)       (390)
  Accumulated deficit.................................    (54,711)    (58,502)
                                                         --------   ---------
  Total shareholders' equity..........................     89,344      85,491
                                                         --------   ---------
    Total liabilities and shareholders' equity........   $346,188   $ 340,957
                                                         ========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            1999       2000
                                                          ---------  ---------
Revenue.................................................. $  26,583  $  33,132
Operating expenses:
  Residence operating expenses...........................    19,765     22,682
  Corporate, general and administrative..................     4,230      4,048
  Building rentals.......................................     3,025      3,645
  Building rentals to related party......................       317        317
  Depreciation and amortization..........................     2,180      2,412
  Site abandonment costs.................................     1,309        --
                                                          ---------  ---------
    Total operating expenses.............................    30,826     33,104
                                                          ---------  ---------
Operating income (loss)..................................    (4,243)        28
                                                          ---------  ---------
Other income (expense):
  Interest expense.......................................    (3,795)    (4,028)
  Interest income........................................       605        209
  Gain (loss) on sale and disposal of assets.............      (127)       --
  Other income (expense).................................      (100)       --
                                                          ---------  ---------
    Total other income (expense).........................    (3,417)    (3,819)
                                                          ---------  ---------
Net loss................................................. $  (7,660) $  (3,791)
                                                          =========  =========
Basic and diluted net loss per common share.............. $   (0.45) $   (0.22)
                                                          =========  =========
Basic and diluted weighted average common shares
 outstanding.............................................    17,116     17,121
                                                          =========  =========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)
                                  (unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                           --------------------
                                                             1999       2000
                                                           ---------  ---------
Net loss..................................................   $(7,660)   $(3,791)
Other comprehensive loss:
  Unrealized losses on investments........................       (45)       (70)
                                                           ---------  ---------
Comprehensive loss........................................   $(7,705)   $(3,861)
                                                           =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                          -------------------
                                                            1999       2000
                                                          ---------  --------
Operating activities:
Net loss................................................. $  (7,660) $ (3,791)
Adjustment to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization..........................     2,180     2,412
  Provision for doubtful accounts........................        58       130
  Site abandonment costs.................................     1,309       --
  Loss on sale of assets.................................       127       --
  Compensation expense on restricted stock...............       174       --
  Compensation expense on issuance of consultant options.       --          8
Changes in assets and liabilities:
  Accounts receivable....................................    (1,175)     (197)
  Prepaid expenses.......................................      (216)     (466)
  Other current assets...................................       (37)      176
  Other assets...........................................     1,146       416
  Accounts payable.......................................      (581)     (362)
  Accrued expenses.......................................     3,235      (235)
  Other current liabilities..............................    (2,841)       80
  Other liabilities......................................     1,536       107
                                                          ---------  --------
Net cash used in operating activities....................    (2,745)   (1,722)
                                                          ---------  --------
Investing activities:
Purchase of marketable securities, available for sale....    (4,400)      --
Restricted cash..........................................       --       (833)
Proceeds from sale of land...............................        19       --
Purchases of property and equipment......................   (17,216)   (1,447)
                                                          ---------  --------
Net cash used in investing activities....................   (21,597)   (2,280)
                                                          ---------  --------
Financing activities:
Payments on long-term debt...............................      (141)     (192)
Proceeds from issuance of common stock...................       154       --
Purchase of restricted stock.............................      (750)      --
                                                          ---------  --------
Net cash used in financing activities....................      (737)     (192)
                                                          ---------  --------
Net decrease in cash and cash equivalents................   (25,079)   (4,194)
Cash and cash equivalents, beginning of period...........    55,036     7,606
                                                          ---------  --------
Cash and cash equivalents, end of period................. $  29,957  $  3,412
                                                          =========  ========
Supplemental disclosure of cash flow information:
  Cash payments for interest............................. $   2,415  $  1,472
  Unrealized loss on investment.......................... $     (45) $    (70)
  Amendment of leases and removal of related debt........ $  31,488  $    --
  Amendment of leases and removal of related assets...... $  29,492  $    --
  Decrease in construction payables and property and
   equipment............................................. $    (945) $   (776)
  Retirement of restricted stock......................... $   3,412  $    --

  The accompanying notes are an integral part of these consolidated financial statements.

                        ASSISTED LIVING CONCEPTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Assisted Living Concepts, Inc. (the "Company") owns, operates and leases assisted living residences which provide housing and services to older persons who need help with the activities of daily living such as bathing and dressing. The Company provides personal care and support services and makes available routine health care services, which are designed to meet the needs of its residents.

Basis of Presentation and Principles of Consolidation

  These consolidated financial statements have been prepared without being audited, as allowed by the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the Company's accounts and its wholly owned subsidiaries that manage, own, and lease assisted living residences. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

  The financial information included in these financial statements contain all adjustments (which consist of normal recurring adjustments, with the exception in the three-month period ended March 31, 1999 of site abandonment costs ($1.3 million), terminated merger costs ($228,000), loss on disposal of assets ($127,000) and severance costs associated with the termination of certain employment agreements ($530,000)) which are, in the opinion of management, necessary for a fair presentation of results for the quarterly periods. The results of operations for the three-month period ended March 31, 2000 do not necessarily indicate the results that are expected for the full year.

2. RESTRICTED CASH

  Restricted cash consists of: i) $6.1 million related to loan agreements with U.S. Bank National Association, ii) $800,000 related to certain lease agreements and iii) $1.5 million related to required workers compensation insurance deposits.

3. MARKETABLE SECURITIES

  Marketable securities consist of U.S. Treasury securities and other highly liquid marketable debt securities. The aggregate market value of securities held at December 31, 1999 and March 31, 2000 was $1.7 million and $1.6 million, respectively. These investments which have a historical cost of $2.0 million have been classified as available for sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result, unrealized investment losses of $320,000 and $390,000 are included as a component of comprehensive loss and shareholders' equity at December 31, 1999 and March 31, 2000, respectively.

                        ASSISTED LIVING CONCEPTS, INC.

                                  (Unaudited)

4. PROPERTY AND EQUIPMENT

  The Company's property and equipment, stated at cost, consists of the following (in thousands):

                                                          December 31, March 31,
                                                              1999       2000
                                                          ------------ ---------
   Land..................................................   $ 21,329   $ 21,336
   Buildings.............................................    286,347    286,746
   Equipment.............................................      5,344      5,599
   Furniture.............................................      8,602      8,612
                                                            --------   --------
   Property and equipment................................    321,622    322,293
   Less accumulated depreciation.........................     15,974     18,314
                                                            --------   --------
   Property and equipment, net...........................   $305,648   $303,979
                                                            ========   ========

  During the three months ended March 31, 1999, the Company capitalized interest costs of $1.0 million related to financing of construction in process. In addition, the Company capitalized payroll costs that were directly related to construction and development of the residences of $246,000 for the three months ended March 31, 1999. No such costs were capitalized during the three months ended March 31, 2000.

5. LEASES

  A summary of leases that the Company has entered into since its inception is as follows:

                                       Number of
                                       Sale and                   Number of
                          Number of    Leaseback                  Sale and
                            Leased    Residences                  Leaseback                Units under
                          Residences Accounted for Total Number  Residences   Units under    Leases
                           ("Oregon  as Operating  of Operating Accounted for  Operating  Accounted for
                           Leases")     Leases        Leases    as Financings   Leases    as Financings
                          ---------- ------------- ------------ ------------- ----------- -------------
Leases at December 31,
 1994...................       4          --             4           --            114         --
Leases entered into
 during 1995............     --             5            5           --            150         --
                             ---          ---          ---           ---         -----        ----
Leases at December 31,
 1995...................       4            5            9           --            264         --
Leases entered into
 during 1996............       1           19           20             9           763         316
Residences repurchased
 during 1996............     --            (4)          (4)          --           (146)        --
                             ---          ---          ---           ---         -----        ----
Leases at December 31,
 1996...................       5           20           25             9           881         316
Leases entered into
 during 1997............       2           24           26             7         1,025         247
                             ---          ---          ---           ---         -----        ----
Leases at December 31,
 1997...................       7           44           51            16         1,906         563
Lease expansions in
 1998...................     --           --           --            --             47          10
Leases entered into
 during 1998............     --             4            4           --            139         --
Leases terminated during
 1998...................      (1)         --            (1)          --            (45)        --
                             ---          ---          ---           ---         -----        ----
Leases at December 31,
 1998...................       6           48           54            16         2,047         573
Lease expansions during
 1999...................     --           --           --            --             13         --
Leases modified and
 reclassified during
 1999...................     --            16           16           (16)          573        (573)
                             ---          ---          ---           ---         -----        ----
Leases at December 31,
 1999 and March 31,
 2000...................       6           64           70           --          2,633         --
                             ===          ===          ===           ===         =====        ====

                        ASSISTED LIVING CONCEPTS, INC.

                                  (Unaudited)

6. LIQUIDITY

  The Company had a total of $5.1 million in cash and cash equivalents and marketable securities on hand at March 31, 2000. On May 1, 2000, the Company made a semi-annual interest payment on its convertible subordinated debentures of $4.7 million. The Company believes its current cash on hand, cash available from operations and potential loans on uncollateralized properties will be sufficient to meets its operating needs through June 2001. However, many of the Company's properties opened in the last two to three years, and the Company has had little experience in the maintenance capital expenditures that are necessary to retain these properties in their current condition. The Company is currently exploring various financing alternatives for both its encumbered and unencumbered properties. No such future financing commitments are currently in place.

7. SUBSEQUENT EVENTS

  On April 21, 2000 the Company eliminated the position of Vice President and Chief Operating Officer which had been held by Leslie Mahon. As a result of eliminating this position, the Company will enter into a Release and Separation Agreement with Mr. Mahon under which, pursuant to his employment agreement, he will receive a severance payment of $350,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  References in this section to "ALC," the "Company," "us" or "we" refer to Assisted Living Concepts, Inc. and its subsidiaries.

  This Report on Form 10-Q, as well as the Risk Factors included in our Report on Form 10-K for the fiscal year ended December 31, 1999, contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be affected by risks and uncertainties, including without limitation (i) our ability to control costs and improve operating margins, (ii) the degree to which our future operating results and financial condition will be affected by the securityholder litigation and the resulting distraction of management's time and attention, (iii) the possibility that we may incur start-up costs in excess of our present expectations, (iv) the possibility that we will experience slower fill-up of our start-up residences and/or declining occupancy in our stabilized residences, either of which would adversely affect residence operating margins, and (v) the possibility that we will not be able to obtain financing needed to fund our operations after June 2001 and (vi) other risks described in our filings with the Securities and Exchange Commission. In light of such risks and uncertainties, our actual results could differ materially from such forward-looking statements. Except as required by applicable law, we do not undertake any obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Securityholder Litigation

  In 1999, an amended consolidated complaint ("the Complaint") was filed against us and certain of our past and present officers, directors and indemnities. The Complaint alleges violations of the federal securities laws and seeks unspecified damages. We filed an answer to the Complaint on December 7, 1999. See Part II, Item 1 (Legal Proceedings) for information regarding this litigation.

Management Changes

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

  On March 16, 2000, we announced the addition of Drew Q. Miller as our Chief Financial Officer and Treasurer and the resignation of Mr. Gibbons as Interim Chief Financial Officer.

  On April 21, 2000 we eliminated the position of Vice President and Chief Operating Officer which had been held by Leslie Mahon. Keren Brown Wilson, President and Chief Executive Officer has assumed these duties.

Overview

  We operate, own and lease free-standing assisted living residences, primarily in small middle-market rural and suburban communities with a population typically ranging from 10,000 to 40,000. We also provide personal care and support services, and make available routine health care services (as permitted by applicable regulations) designed to meet the personal and health care needs of our residences. As of March 31, 2000 we operated 185 assisted living residences (7,148 units) in 16 states, of which we owned 115 residences (4,515 units) and leased 70 residences (2,633 units).

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

  Our operating expenses include:

  . residence operating expenses, such as staff payroll and benefits, food, property taxes, utilities, insurance and other direct residence operating costs;

  . general and administrative expenses, consisting of corporate and support functions which also include legal, accounting and other administrative expenses;

  .  building rentals; and

  .  depreciation and amortization.

  The following table sets forth, for the periods presented, the number of residences and units operated, average occupancy rates and sources of revenue. The portion of revenues received from state Medicaid agencies are labeled as "Medicaid state portion" while the portion of our revenues that a Medicaid-eligible resident must pay out of his or her own resources is labeled "Medicaid resident portion."

                                                                      Three
                                                                     Months
                                                                   Ended March
                                                                       31,
                                                                   ------------
                                                                   1999   2000
                                                                   -----  -----
   Total Residences:
     Residences operated (end of period)..........................   169    185
     Units operated (end of period)............................... 6,496  7,148
     Average occupancy rate (based on occupied units).............  72.9%  78.4%
   Sources of revenue:
     Medicaid state portion.......................................  10.5%  10.6%
     Medicaid resident portion....................................   5.8%   6.0%
     Private......................................................  83.7%  83.4%
                                                                   -----  -----
   Total.......................................................... 100.0% 100.0%
                                                                   =====  =====

  The following tables set forth, for the periods presented, the compilation of operating results of the 165 Same Store Residences. Same Store Residences are defined as those residences which were operating throughout comparable reporting periods.

                     COMPILATION OF SAME STORE RESIDENCES
                       THREE MONTHS ENDED MARCH 31, 2000
               (in thousands except unit and average rent data)

                                                             March 31, March 31,
                                                               1999      2000
                                                             --------- ---------
   Revenue..................................................  $26,484   $30,679
   Residence operating expense..............................   19,393    20,527
                                                              -------   -------
     Residence operating income.............................    7,091    10,152
   Building rentals.........................................    3,335     3,952
   Depreciation and amortization............................    1,914     1,787
                                                              -------   -------
     Total other operating expenses.........................    5,249     5,739
                                                              -------   -------
       Operating income.....................................  $ 1,842   $ 4,413
                                                              =======   =======
   Residences operating.....................................      165       165
   Units operating..........................................    6,325     6,350
   Average occupancy rate (based on occupied units).........     73.7%     82.2%
   Weighted average rent....................................  $ 1,870   $ 1,940
   Residence operating income margin........................     26.8%     33.1%

Results of Operations

 Three months ended March 31, 2000 compared to three months ended March 31,
1999

  We incurred a net loss of $3.8 million, or $0.22 per basic and diluted common share, on revenue of $33.1 million for the three months ended March 31, 2000 (the "March 2000 Quarter") as compared to a net loss of $7.7 million or $0.45 per basic and diluted common share, on revenues of $26.6 million for the three months ended March 31, 1999 (the "March 1999 Quarter").

  We had certificates of occupancy for 185 residences, all of which were included in our operating results for the March 2000 Quarter as compared to 181 residences with certificates of occupancy, 169 of which were included in our operating results as of the end of the March 1999 Quarter.

  Of the residences included in our operating results at the end of the March 2000 Quarter, we owned 115 residences and leased 70 residences as compared to 99 owned residences and 70 leased residences as of the end of the March 1999 Quarter.

  Revenues. Revenues were $33.1 million for the March 2000 Quarter as compared to $26.6 million for the March 1999 Quarter, a net increase of $6.5 million.

  Revenue increases consisted of:

  .  $4.2 million related to the 165 Same Store Residences (6,350 units); and

  . $2.3 million related to the 20 residences (798 units) which commenced operations subsequent to the March 1999 Quarter.

  The increase in revenue from Same Store Residences was a combination of:

  . An increase in occupancy to 82.2% for the March 2000 Quarter as compared to 73.7% for the March 1999 Quarter; and

  . An increase in average monthly rental rate to $1,940 for the March 2000 Quarter as compared to $1,870 for the March 1999 Quarter.

  Residence Operating Expenses. Residence operating expenses were $22.7 million for the March 2000 Quarter as compared to $19.8 million for the March 1999 Quarter, a net increase of $2.9 million.

  Residence operating expense increases consisted of:

  .  $1.1 million related to the 165 Same Store Residences (6,350 units); and

  . $1.8 million related to the 20 residences (798 units) which commenced operations subsequent to the March 1999 Quarter.

  The increase in operating expenses from Same Store Residences was attributable to additional expenses associated with the increase in occupancy at the Same Store Residences subsequent to the March 1999.

  Corporate, General and Administrative. Corporate, general and administrative expenses were $4.0 million for the March 2000 Quarter compared to $4.2 million for the March 1999 Quarter. Our corporate general and administrative expenses before capitalized payroll costs were $4.0 million for the March 2000 Quarter as compared to $4.5 million for the March 1999 Quarter, a decrease of approximately $500,000.

  Corporate, general and administrative expenses decreased by:

  . $264,000 due to reduced professional fees associated with legal, financial advisory and accounting costs due to regulatory issues and securityholder litigation; and

  . $530,000 due to separation costs incurred during the 1999 Quarter for certain terminated corporate employees.

These decreases were offset by increases in the following:

  . $172,000 is a result of increased infrastructure costs associated with expansion of three to five operating regions. This includes telephone and network communication expenses; and

  .  $145,000 as a result of increases in insurance coverage.

  As a result of the completion of our development projects, we did not capitalize payroll costs during the 2000 Quarter. We capitalized $246,000 of payroll costs for the March 1999 Quarter.

  Building Rentals. Building rentals were $4.0 million for the March 2000 Quarter as compared to $3.3 million for the March 1999 Quarter, an increase of $620,000. This increase was due to the amendment of certain of our operating leases in 1999. In March 1999, we amended lease terms on 16 leases which were previously accounted for as financings. The amendments eliminated our continuing involvement in the residences in the form of a fair value purchase option. As a result, the leases were accounted for as operating leases, effective March 31, 1999. Accordingly, rent expense related to such leases after the date of the amendment, approximately $840,000 has been classified as building rentals, rather than interest expense as previously recorded. This increase in building rentals was offset by a decrease related to the amendment of other operating leases, effective December 31, 1998, to contain escalating rent payments that are contingent. Prior to such amendment, the leases contained rent escalation clauses that were not deemed contingent, resulting in the recognition of lease expense on a straight line basis over the term instead of on a cash basis.

  Depreciation and Amortization. Depreciation and amortization expense was $2.4 million in the March 2000 Quarter as compared to $2.2 in the March 1999 Quarter, an increase of $200,000. The increase is due to depreciation expense related to the 16 residences that commenced operations subsequent to the March 1999 Quarter.

  Site Abandonment Costs. As the result of our decision to terminate new construction we recorded site abandonment costs of $1.3 million in the March 1999 Quarter with respect to certain sites which we determined we would not develop. We incurred no such costs in the March 2000 Quarter.

  Interest Expense. Interest expense was $4.0 million for the March 2000 Quarter compared to $3.8 million for the March 1999 Quarter. Gross interest expense for the March 2000 Quarter was $4.0 million compared to $4.8 million for the March 1999 Quarter, a net decrease of $800,000. This decrease was due primarily to a decrease of $840,000 in interest expense related to the amendment to 16 of our leases, as discussed above.

  As a result of the completion of our development projects, we did not capitalize interest expense in the March 2000 Quarter. In the March 1999 Quarter, we capitalized $1.0 million of interest expense directly related to financing development activities.

  Interest Income. Interest income was $209,000 for the March 2000 Quarter compared to $605,000 for the March 1999 Quarter, a decrease of $396,000. This decrease is the result of decreased balances in cash and cash equivalents and marketable securities.

  Gain (Loss) on Sale and Disposal of Assets. The loss of $127,000 in the March 1999 Quarter primarily related to the write-off of leasehold improvements associated with relocating our corporate office.

  Other Expenses. Other expenses of $100,000 during the March 1999 Quarter primarily related to the repurchase of the operations of 17 residences formerly operated pursuant to our joint venture agreements.

  Net Loss. As a result of the above, we incurred a net loss of $3.8 million or $0.22 per basic and diluted common share for the March 2000 Quarter, compared to a net loss of $7.7 million, or $0.45 per basic and diluted common share, for the March 1999 Quarter.

Liquidity and Capital Resources

  At March 31, 2000, we had working capital of $5.8 million, including unrestricted cash and marketable securities of $5.0 million.

  Net cash used in operating activities was $1.7 million during the March 2000 Quarter. The primary use of cash in operations was to fund the cash component of the net loss of $3.8 million.

  Net cash used in investing activities totaled $2.3 million during the March 2000 Quarter. The primary use of cash was $1.4 million related to final payment of construction billings for the assisted living residences which opened in 1999. Additionally, restricted cash increased $833,000 during the 2000 Quarter due to the net effect of the release of funds related to the achievement of specific targets associated with our loan agreement with U.S. Bank National Association ("U.S. Bank") ($1.1 million) and the restriction of funds in accordance with deposits required certain lease agreements ($400,000) and for changes in our workers compensation insurance programs ($1.5 million).

  Net cash used in financing activities totaled $192,000 during the March 2000 Quarter.

  During the third quarter of 1999, we amended certain loan agreements with U.S. Bank. Pursuant to the amendment, we agreed to provide $8.3 million of additional cash collateral in exchange for the waiver of certain possible defaults realted to the delivery of financial statements and compliance with financial covenants, including an amendment to certain financial covenants. The amendment also provides for the release of the additional collateral upon the achievement of specified performance targets, provided that we are in compliance with the other terms of the loan agreements. We achieved certain of these specified targets during the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000 resulting in the release of $1.2 million and $1.1 million of the restricted cash, respectively.

  Several of our debt instruments and leases contain financial covenants, including debt to cash flow and net worth tests. There can be no assurance that we will be in compliance with these financial covenants in the future, particularly if we are unable to stabilize our operations and efficiently manage our business. Our credit agreements with U.S. Bank require us to comply with two financial ratios that become more restrictive commencing in the second quarter of 2000. Although we were in compliance with these less restrictive covenants at March 31, 2000, we have determined that it is probable that we will not meet these more restrictive covenants at June 30, 2000. If we fail to comply with one or more of the U.S. Bank covenants or any other debt or lease covenants (after giving effect to any applicable cure period), the lender or lessor may declare us in default of the underlying obligation and exercise any available remedies, which may include:

  . in the case of debt, declaring the entire amount of the debt immediately due and payable;

  . foreclosing on any residences or other collateral securing the obligation;

  .  in the case of a lease, terminating the lease and suing for damages.

  In addition, our debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations. Accordingly, it could have a material adverse effect on our financial condition if any lender or lessor notifies us that we are in default under any debt instrument or lease.

  We believe that our current cash on hand, cash available from operations and potential loans on uncollateralized properties are sufficient to meet our operating needs through June 2001. However, many of our properties opened in the last two to three years, and we have very little experience in the maintenance capital expenditures necessary to retain these properties in their current condition. To provide us with additional capital, we may explore various financing alternatives and/or commitments to engage in sale and leaseback transactions. We currently do not have in place any such loan or lease commitments for future financing beyond our existing financing and sale and leaseback arrangements. As a result of the securityholder litigation and other factors, there can be no assurances that financing from any source will be available in the future, or, if available, that such financing will be available on terms acceptable to us.

  As of March 31, 2000, we had invested excess cash balances in short-term certificates of deposit and highly liquid marketable debt securities.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 137, issued in June 1999, deferred the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. We do not expect the adoption of this statement to have a significant impact on our financial condition or results of operations.

  In March 2000, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25, (FIN 44). FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock options awards to add a reload feature are effective for awards modified after January 12, 2000. We do not expect the adoption of this statement to have a significant impact on our financial condition or results of operations.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 Securityholder Litigation

  Since February 1, 1999, 12 separate complaints were filed in the United States District Court for the District of Oregon against us and certain of our past and present officers and directors. Pursuant to Order signed on June 1, 1999, those complaints were consolidated for all purposes. On July 23, 1999, a consolidated complaint was filed, and on October 20, 1999, an amended consolidated complaint (the "Complaint") was filed.

  The Complaint purports to be brought on behalf of a class of purchasers of:
(a) our common stock from February 6, 1997 through March 31, 1999, inclusive;
(b) our 6.0% convertible subordinated debentures due 2002 (the "6.0% Debentures") from October 21, 1997 through March 31, 1999, inclusive; and (c) our 5.625% convertible subordinated debentures due 2003 (the "5.625% Debentures") from July 22, 1998 through March 31, 1999, inclusive.

  The Complaint also names as defendants Schroder & Co., Inc., Morgan Stanley Dean Witter and Smith Barney, Inc. (qsoley as underwriters in connection with the 6.0% Debentures) and KPMG LLP, our independent auditors (in connection with our offerings of common stock, the 6.0% Debentures and the 5.625% Debentures).

  The Complaint alleges violations of the federal securities laws and seeks unspecified damages. We filed an answer to the Complaint on December 7, 1999.

  Pursuant to our by-laws, we are obligated to indemnify our officers and directors to the maximun extent allowed by law for any liability incurred by them as a result of the litigation. In addition, we previously entered into indemnity agreements with certain of the individual defendants and the underwriters.

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

 Other Litigation

  In addition to the matter referred to in the immediately preceding paragraphs, we are involved in various lawsuits and claims arising in the normal course of business. Although the outcomes of these other suits and claims are uncertain and because of the early stages of these matters, management cannot estimate the losses or range of losses, should the outcomes be unfavorable. In the aggregate, such other suits and claims should not have a material adverse effect on our financial condition, results of operations, cash flow or liquidity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

     Exhibit
     Number
     -------
      12     Ratio of Earnings to Fixed Charges
      27     Financial Data Schedule

  (b) Reports on Form 8-K. We filed a report on Form 8-K on March 3, 2000 announcing the following: i) the appointment of W. James Nicol and John
      M. Gibbons to the Company's Board of Directors, including the appointment of Mr. Nicol as Chairman of the Board, ii) the formation of an Executive Committee of the Board of Directors, iii) the resignation of James W. Cruckshank as Chief Financial Officer, iv) the appointment of Mr. Gibbons as Interim Chief Financial Officer and iv) our press release dated March 3, 2000.

    We also filed a report on Form 8-K on March 16, 2000 announcing the following: i) the appointment of Drew Q. Miller as the Chief Financial Officer and Treasurer, ii) the resignation of John M. Gibbons as Interim Chief Financial Officer and iii) our press release dated
    March 16, 2000.

                                  SIGNATURES

  Pursuant to the requirements of Sections 13 or 15(d) the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ASSISTED LIVING CONCEPTS, INC.
                                         Registrant

                                                  /s/ Drew Q. Miller
May 11, 2000                             By: __________________________________
                                            Name: Drew Q. Miller
                                            Title: Chief Financial Officer

May 11, 2000                                   /s/ M. Catherine Maloney
                                         By: __________________________________
                                            Name: M. Catherine Maloney
                                            Title: Vice President and Chief
                                                   Accounting Officer