Form 10-Q
period 2000-06-30
ASSISTED LIVING CONCEPTS INC
filed 2000-08-11
CIK 929994

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

  For the quarterly period ended June 30, 2000

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

            11835 NE Glenn Widing Drive, Bldg. E Portland, OR 97220
                   (Address of principal executive offices)

                                (503) 252-6233
             (Registrant's telephone number, including area code)

                               ----------------

  Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     The Registrant had 17,120,745 shares of common stock, $.01 par value, outstanding at August 10, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         ASSISTED LIVING CONCEPTS, INC.

                                   FORM 10-Q
                                 June 30, 2000

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
ITEM 1. FINANCIAL STATEMENTS

  Consolidated Balance Sheets, December 31, 1999 and June 30, 2000........   3

  Consolidated Statements of Operations and Consolidated Statements of
   Comprehensive Loss, Three and Six Months Ended June 30, 1999 and 2000..   4

  Consolidated Statements of Cash Flows, Six Months Ended June 30, 1999
   and 2000...............................................................   5

  Notes to Consolidated Financial Statements..............................   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS.............................................   8

RISK FACTORS..............................................................  15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........  21


                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.................................................  23

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................  23

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements
                         ASSISTED LIVING CONCEPTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                       December 31,  June 30,
                                                           1999        2000
                                                       ------------ -----------
                                                                    (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents...........................   $  7,606    $  3,878
  Restricted cash.....................................      7,555       8,496
  Marketable securities, available for sale...........      1,680         --
  Accounts receivable, net of allowance for doubtful
   accounts of $1,062 and
   $797, respectively.................................      4,069       4,045
  Prepaid expenses....................................        948       1,043
  Other current assets................................      3,419       3,045
                                                         --------    --------
    Total current assets..............................     25,277      20,507
                                                         --------    --------
Property and equipment................................    321,622     322,507
  Less accumulated depreciation.......................     15,974      20,579
                                                         --------    --------
  Property and equipment, net.........................    305,648     301,928
                                                         --------    --------
Goodwill, net.........................................      5,077       4,931
Other assets, net.....................................     10,186       9,297
                                                         --------    --------
    Total assets......................................   $346,188    $336,663
                                                         ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................   $  1,318    $    856
  Construction payable................................      1,078         284
  Accrued real estate taxes...........................      4,466       4,361
  Accrued interest expense............................      1,940       1,746
  Accrued payroll expense.............................      2,773       2,809
  Other accrued expenses..............................      2,030       1,378
  Other current liabilities...........................      2,586       2,826
  Current portion of long-term debt...................      1,494       1,697
                                                         --------    --------
    Total current liabilities.........................     17,685      15,957
                                                         --------    --------
Other liabilities.....................................      5,960       5,978
Long-term debt........................................     71,949      71,418
Convertible subordinated debentures...................    161,250     161,250
                                                         --------    --------
    Total liabilities.................................    256,844     254,603
                                                         --------    --------
Commitments and Contingencies
Shareholders' equity:
  Preferred Stock, $.01 par value; 1,000,000 shares
   authorized;
   None issued and outstanding........................        --          --
  Common Stock, $.01 par value; 80,000,000 shares
   authorized; issued and outstanding 17,120,745
   shares in 1999 and 2000............................        171         171
  Additional paid-in capital..........................    144,443     144,451
  Fair market value in excess of historical cost of
   acquired net assets attributable to related party
   transactions.......................................       (239)       (239)
  Accumulated other comprehensive loss................       (320)        --
  Accumulated deficit.................................    (54,711)    (62,323)
                                                         --------    --------
    Total shareholders' equity........................     89,344      82,060
                                                         --------    --------
    Total liabilities and shareholders' equity........   $346,188    $336,663
                                                         ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                            Three Months     Six Months Ended
                                           Ended June 30,        June 30,
                                           ----------------  -----------------
                                            1999     2000      1999     2000
                                           -------  -------  --------  -------
Revenue................................... $28,479  $34,146  $ 55,062  $67,278
Operating expenses:
  Residence operating expenses............  19,800   22,305    39,565   44,987
  Corporate, general and administrative...   5,113    5,066     9,343    9,114
  Building rentals........................   3,827    3,685     6,919    7,330
  Building rentals to related party.......     300      317       550      634
  Depreciation and amortization...........   2,087    2,339     4,267    4,751
  Site abandonment costs..................   3,467      --      4,776      --
                                           -------  -------  --------  -------
    Total operating expenses..............  34,594   33,712    65,420   66,816
                                           -------  -------  --------  -------
Operating income (loss)...................  (6,115)     434   (10,358)     462
                                           -------  -------  --------  -------
Other income (expense):
  Interest expense........................  (3,301)  (4,090)   (7,096)  (8,118)
  Interest income.........................     407      180     1,012      389
  Gain (loss) on sale and disposal of
   assets.................................     --        13      (127)      13
  Loss on sale of marketable securities...     --      (368)      --      (368)
  Other income (expense)..................       3       10       (97)      10
                                           -------  -------  --------  -------
    Total other income (expense)..........  (2,891)  (4,255)   (6,308)  (8,074)
                                           -------  -------  --------  -------
Net loss.................................. $(9,006) $(3,821) $(16,666) $(7,612)
                                           =======  =======  ========  =======
Basic and diluted net loss per common
 share.................................... $ (0.53) $ (0.22) $  (0.97) $ (0.44)
                                           =======  =======  ========  =======
Basic and diluted weighted average common
 shares outstanding.......................  17,116   17,121    17,096   17,121
                                           =======  =======  ========  =======

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)
                                  (unaudited)

                                        Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                        --------------------  -----------------
                                          1999       2000       1999     2000
                                        ---------  ---------  --------  -------
Net loss............................... $  (9,006) $  (3,821) $(16,666) $(7,612)
Other comprehensive loss:
  Unrealized losses on investments.....      (155)       --       (200)     --
                                        ---------  ---------  --------  -------
Comprehensive loss..................... $  (9,161) $  (3,821) $(16,866) $(7,612)
                                        =========  =========  ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                             -----------------
                                                               1999     2000
                                                             --------  -------
Operating activities:
Net loss.................................................... $(16,666) $(7,612)
Adjustment to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization.............................    4,267    4,751
  Provision for doubtful accounts...........................       58      291
  Site abandonment costs....................................    4,776      --
  Loss on sale of marketable securities.....................      --       368
  Compensation expense on restricted stock..................      204      --
  Compensation expense on issuance of consultant options....      --         8
Changes in assets and liabilities:
  Accounts receivable.......................................   (1,891)    (267)
  Prepaid expenses..........................................      (42)     (95)
  Other current assets......................................      480      374
  Other assets..............................................    1,894      889
  Accounts payable..........................................     (217)    (462)
  Accrued expenses..........................................    3,235     (915)
  Other current liabilities.................................   (2,841)     240
  Other liabilities.........................................    1,536       18
                                                             --------  -------
Net cash used in operating activities.......................   (8,162)  (2,412)
                                                             --------  -------
Investing activities:
  Purchase of marketable securities, available for sale.....   (4,400)     --
  Restricted cash...........................................      --      (941)
  Sale of investment securities.............................      --     1,632
  Proceeds from sale of land................................       19      --
  Purchases of property and equipment.......................  (24,606)  (1,679)
                                                             --------  -------
Net cash used in investing activities.......................  (28,987)    (988)
                                                             --------  -------
Financing activities:
  Payments on long-term debt................................     (269)    (328)
  Proceeds from issuance of common stock....................      154      --
  Purchase of restricted stock..............................     (750)     --
                                                             --------  -------
Net cash used in financing activities.......................     (865)    (328)
                                                             --------  -------
Net decrease in cash and cash equivalents...................  (38,014)  (3,728)
Cash and cash equivalents, beginning of period..............   55,036    7,606
                                                             --------  -------
Cash and cash equivalents, end of period.................... $ 17,022  $ 3,878
                                                             ========  =======
Supplemental disclosure of cash flow information:
  Cash payments for interest................................ $  8,271  $ 7,500
  Unrealized loss on investment............................. $   (200) $   --
  Amendment of leases and removal of related assets......... $ 29,492  $   --
  Amendment of leases and removal of related debt........... $ 31,488  $   --
  Retirement of restricted stock............................ $  3,412  $   --
  Increase (decrease) in construction payables and property
   and equipment............................................ $ (3,238) $  (794)

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

  The financial information included in these financial statements contain all adjustments (which consist of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the quarterly periods. The results of operations for the three and six month periods ended June 30, 2000 do not necessarily indicate the results that are expected for the full year.

2. RESTRICTED CASH

  Restricted cash consists of: i) $6.2 million related to loan agreements with U.S. Bank National Association ("U.S. Bank"), ii) $900,000 related to certain lease agreements and iii) $1.4 million related to required workers compensation insurance deposits.

3. MARKETABLE SECURITIES

  Marketable securities consist of highly liquid marketable debt securities. The aggregate market value of securities held at December 31, 1999 was $1.7 million. These investments, which have a historical cost of $2.0 million, had been classified as available for sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result, unrealized investment losses of $320,000 were included as a component of comprehensive loss and shareholders' equity at December 31, 1999. These investments were sold and a realized loss of $368,000 (which includes previous unrealized losses) was recognized during the three month period ended June 30, 2000.

                        ASSISTED LIVING CONCEPTS, INC.

                                  (Unaudited)

4. PROPERTY AND EQUIPMENT

  The Company's property and equipment, stated at cost, consists of the following (in thousands):

                                                          December 31, June 30,
                                                              1999       2000
                                                          ------------ --------
   Land..................................................   $ 21,329   $ 21,345
   Buildings.............................................    286,347    286,862
   Equipment.............................................      5,344      5,668
   Furniture.............................................      8,602      8,632
                                                            --------   --------
   Property and equipment................................    321,622    322,507
     Less accumulated depreciation.......................     15,974     20,579
                                                            --------   --------
   Property and equipment, net...........................   $305,648   $301,928
                                                            ========   ========

  During the three and six months ended June 30, 1999, the Company capitalized interest costs of $620,000 and $1.6 million, respectively, relating to financing of construction in process. In addition, the Company capitalized payroll costs that were directly related to construction and development of the residences of $167,000 and $413,000 for the three and six months ended June 30, 1999, respectively. No such costs were capitalized during the three and six months ended June 30, 2000.

5. LIQUIDITY

  The Company had a total of $3.9 million in unrestricted cash and cash equivalents on hand at June 30, 2000. On May 1, 2000, the Company made a semi-annual interest payment on its convertible subordinated debentures of $4.7 million and will make a similar payment on November 1, 2000. The Company believes its current cash on hand, cash available from operations and potential loans on uncollateralized properties will be sufficient to meets its operating needs through June 2001. However, many of the Company's properties opened in the last two to three years, and the Company has had limited experience in the capital expenditure requirements that are necessary to maintain these properties in their current condition. The Company is currently exploring various financing alternatives for both its encumbered and unencumbered properties. No such future financing commitments are currently in place.

6. SUBSEQUENT EVENT

  The Company's credit agreements with U.S. Bank contain restrictive covenants which include compliance with two financial ratios. On July 21, 2000, the Company finalized an agreement with U.S. Bank whereby U.S. Bank agreed to modify and waive certain financial covenants with which the Company would have otherwise failed to comply as of June 30, 2000. In exchange for the modification and waiver of financial covenants for the quarters ended June 30, 2000 and September 30, 2000, the Company provided three previously unencumbered Washington state properties as additional collateral. The agreement also provides for the release of $1.8 million of cash collateral currently held by U.S. Bank (see Note 2) upon the satisfaction of certain conditions, which the Company believes will be satisfied during August 2000.

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

Overview

  We operate, own and lease free-standing assisted living residences, primarily in small middle-market rural and suburban communities with a population typically ranging from 10,000 to 40,000. We also provide personal care and support services, and make available routine health care services (as permitted by applicable regulations) designed to meet the personal and health care needs of our residences. As of June 30, 2000 we operated 185 assisted living residences (7,148 units) in 16 states, of which we owned 115 residences (4,515 units) and leased 70 residences (2,633 units).

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

                                                                      Three
                                                                     months
                                                                   ended June
                                                                       30,
                                                                   ------------
                                                                   1999   2000
                                                                   -----  -----
   Total Residences:
     Residences operated (end of period)..........................   175    185
     Units operated (end of period)............................... 6,741  7,148
     Average occupancy rate (based on occupied units).............  74.3%  79.8%
   Sources of revenue:
     Medicaid state portion.......................................  10.5%  10.6%
     Medicaid resident portion....................................   6.0%   5.9%
     Private......................................................  83.5%  83.5%
                                                                   -----  -----
       Total...................................................... 100.0% 100.0%
                                                                   =====  =====

  The following tables set forth, for the periods presented, the compilation of operating results of the 165 Same Store Residences. Same Store Residences are defined as those residences which were operating throughout comparable reporting periods.

                     COMPILATION OF SAME STORE RESIDENCES
                   THREE AND SIX MONTHS ENDED JUNE 30, 2000
               (in thousands except unit and average rent data)

                                             Three Months       Six Months
                                            Ended June 30,    Ended June 30,
                                            ----------------  ----------------
                                             1999     2000     1999     2000
                                            -------  -------  -------  -------
   Revenue................................. $28,077  $31,895  $54,309  $62,062
   Residence operating expense.............  19,292   20,498   38,241   40,624
                                            -------  -------  -------  -------
     Residence operating income............   8,785   11,397   16,068   21,438
   Building rentals........................   4,118    3,993    7,453    7,945
   Depreciation and amortization...........   1,860    1,874    3,691    3,579
                                            -------  -------  -------  -------
     Total other operating expenses........   5,978    5,867   11,144   11,524
                                            -------  -------  -------  -------
       Operating income.................... $ 2,807  $ 5,530  $ 4,924  $ 9,914
                                            =======  =======  =======  =======
   Residences operating....................     169      169      165      165
   Units operating.........................   6,496    6,496    6,350    6,350
   Average occupancy rate (based on
    occupied units)........................    75.7%    82.3%    73.6%    82.6%
   Weighted average rent................... $ 1,876  $ 1,965  $ 1,876  $ 1,953
   Residence operating income margin.......    31.3%    35.7%    29.6%    34.5%

Results of Operations

 Three months ended June 30, 2000 compared to three months ended June 30, 1999

  We incurred a net loss of $3.8 million, or $0.22 per basic and diluted common share, on revenue of $34.1 million for the three months ended June 30, 2000 (the "June 2000 Quarter") as compared to a net loss of $9.0 million, or $0.53 per basic and diluted common share, on revenues of $28.5 million for the three months ended June 30, 1999 (the "June 1999 Quarter").

  We had certificates of occupancy for 185 residences, all of which were included in our operating results as of the end of the June 2000 Quarter as compared to 175 residences included in our operating results as of the end of the June 1999 Quarter.

  Of the residences included in our operating results at the end of the June 2000 Quarter, we owned 115 residences and leased 70 residences as compared to 105 owned residences and 70 leased residences as of the end of the June 1999 Quarter.

  Revenues. Revenues were $34.1 million for the June 2000 Quarter as compared to $28.5 million for the June 1999 Quarter, a net increase of $5.6 million.

  Revenue increases consisted of:

  .  $3.8 million related to the 169 Same Store Residences (6,496 units); and

  . $1.8 million related to the 16 residences (652 units) which commenced operations during or subsequent to the June 1999 Quarter.

  The increase in revenue from Same Store Residences resulted from a combination of:

  . An increase in occupancy to 82.3% for the June 2000 Quarter as compared to 75.7% for the June 1999 Quarter; and

  . An increase in average monthly rental rate to $1,965 for the June 2000 Quarter as compared to $1,876 for the June 1999 Quarter.

  Residence Operating Expenses. Residence operating expenses were $22.3 million for the June 2000 Quarter as compared to $19.8 million for the June 1999 Quarter, a net increase of $2.5 million.

  Residence operating expense increases consisted of:

  .  $1.2 million related to the 169 Same Store Residences (6,496 units); and

  . $1.3 million related to the 16 residences (652 units) which commenced operations during or subsequent to the June 1999 Quarter.

  Residence operating expenses for the Same Store Residences were $20.5 million for the June 2000 Quarter as compared to $19.3 million for the June 1999 Quarter, an increase of $1.2 million. The increase in operating expenses from Same Store Residences was attributable to additional expenses associated with the increase in occupancy at the Same Store Residences subsequent to the June 1999 Quarter.

  Corporate, General and Administrative. Corporate, general and administrative expenses were $5.1 million for the June 2000 Quarter compared to $5.1 million for the June 1999 Quarter. Our corporate general and administrative expenses before capitalized payroll costs were $5.1 million for the June 2000 Quarter as compared to $5.3 million for the June 1999 Quarter, a decrease of approximately $200,000. The decrease was due to the following:

  . $292,000 as a result of decreased payroll and related expenses. Payroll expenses in the June 1999 Quarter included $420,000 of separation costs related to certain terminated corporate employees as compared to $350,000 of such costs for the June 2000 Quarter;

  . $200,000 as a result of decreased professional fees. Higher professional fees in the June 1999 Quarter were associated with higher legal, financial advisory and accounting costs due to the restatement of our earnings for fiscal 1996 and 1997 periods and the interim 1998 periods; and

  .  $30,000 as a result of decreases in travel and related costs.

  The decrease was offset by increases in corporate, general and administrative expenses of:

  . $250,000 as a result of increased long distance telephone usage associated with the development of our communication infrastructure, including dial-up and intranet access for our remote locations; and

  . $75,000 as a result of increases in insurance costs, including increases in coverage and rates.

  As a result of the completion of our development projects, we did not capitalize payroll costs during the June 2000 Quarter. We capitalized $167,000 of payroll costs for the June 1999 Quarter.

  Building Rentals. Building rentals were $4.0 million for the June 2000 Quarter as compared to $4.1 million for the June 1999 Quarter, a decrease of $100,000. This decrease was due to an increase in the amortization of the deferred gain on the sale and leaseback of certain properties.

  Depreciation and Amortization. Depreciation and amortization expense was $2.3 million in the June 2000 Quarter as compared to $2.1 million in the June 1999 Quarter, an increase of $200,000. The increase is due to depreciation expense related to the 16 residences that commenced operations during or subsequent to June 1999 Quarter.

  Site Abandonment Costs. As the result of our decision to terminate new construction we recorded site abandonment costs of $3.5 million in the June 1999 Quarter with respect to certain sites which we determined we would not develop.

  Interest Expense. Interest expense was $4.1 million for the June 2000 Quarter compared to $3.3 million for the June 1999 Quarter. Gross interest expense for the June 2000 Quarter was $4.1 million compared to $3.9 million for the June 1999 Quarter, an increase of approximately $200,000. The increase was primarily due to the following:

  .  $60,000 due to increases in interest rates on variable rate debt; and

  .  $120,000 due to financing fees related to annual letters of credit.

  As a result of the completion of our development projects, we did not capitalize interest costs in the June 2000 Quarter. In the June 1999 Quarter, we capitalized $620,000 of interest directly related to financing development activities.

  Interest Income. Interest income was $180,000 for the June 2000 Quarter compared to $407,000 for the June 1999 Quarter, a decrease of $227,000. This decrease was the result of decreased balances in cash and cash equivalents and marketable securities.

  Net Loss. As a result of the above, we incurred a net loss of $3.8 million or $0.22 per basic and diluted common share for the June 2000 Quarter, compared to a net loss of $9.0 million, or $0.53 per basic and diluted common share, for the June 1999 Quarter.

 Six months ended June 30, 2000 compared to six months ended June 30, 1999

  We incurred a net loss of $7.6 million, or $0.44 per basic and diluted share, on revenue of $67.3 million for the six months ended June 30, 2000 (the "June 2000 YTD Period"), as compared to a net loss of $16.7 million, or $0.97 per basic and diluted share, on revenue of $55.1 million for the six months ended June 30, 1998 (the "June 1999 YTD Period").

  Revenues. Revenues were $67.3 million for the June 2000 YTD Period as compared to $55.1 million for the June 1999 YTD Period, a net increase of $12.2 million.

  Of this increase:

  .  $7.8 million related to the 165 Same Store Residences (6,350 units); and

  . $4.4 million related to the 20 residences (798 units) which commenced operations during or subsequent to the June 1999 YTD Period.

  Revenues from Same Store residences were $62.1 million for the June 2000 YTD Period as compared to $54.3 million for the June 1999 YTD Period, an increase of $7.8 million. The increase in revenue from Same Store Residences was a combination of:

  . An increase in occupancy to 82.6% for the June 2000 YTD Period as compared to 73.6% for the June 1999 YTD Period; and

  . An increase in average monthly rental rate to $1,953 for the June 2000 YTD Period as compared to $1,876 for the June 1999 YTD Period.

  Residence Operating Expenses. Residence operating expenses were $45.0 million for the June 2000 YTD Period compared to $39.6 million for the June 1999 YTD Period, a net increase of $5.4 million.

  Of this increase:

  .  $2.4 million related to 165 Same Store Residences (6,350 units); and

  . $3.0 million related to the 20 residences (798 units) which commenced operations during or subsequent to the June 1999 YTD Period.

  Residence operating expenses for the Same Store Residences were $40.6 million for the June 2000 YTD Period as compared to $38.2 million for the June 1999 YTD Period, an increase of $2.4 million. The increase in operating expenses from Same Store Residences was primarily attributable to additional expenses associated with the increase in occupancy at the Same Store Residences subsequent to the June 1999 YTD Period.

  Corporate, General and Administrative. Corporate, general and administrative expenses were $9.1 million for the June 2000 YTD Period compared to $9.3 million in the June 1999 YTD Period. Our corporate, general and administrative expenses before capitalized payroll costs were $9.1 million for the June 2000 YTD Period as compared to $9.7 million for the June 1999 YTD Period, a decrease of $600,000. The decrease was due to the following:

  . $650,000 as a result of decreased payroll and related expenses. Payroll expenses in the June 1999 YTD Period included $950,000 of separation costs related to certain terminated corporate employees as compared to $350,000 of such costs for the June 2000 YTD Period; and

  . $464,000 as a result of decreased professional fees. Higher professional fees in the June 1999 YTD Period were associated with higher legal, financial advisory and accounting costs due to regulatory issues, securityholder litigation and the restatement of our earnings for fiscal 1996 and 1997 periods and the interim 1998 periods; and

  .  $130,000 as a result of a decrease in travel related expenses.

  The decrease was offset by an increases in corporate, general and administrative expenses of:

  . $400,000 as a result of increased long distance telephone usage associated with increased usage of Company wide email which requires remote connections via access to a central telephone number; and

  . $220,000 as a result of increases in insurance costs, including increases in coverage and rates.

  As a result of the completion of our development projects, we did not capitalize payroll costs during the June 2000 YTD Period. We capitalized $413,000 of payroll costs for the June 1999 YTD Period.

  Building Rentals. Building rentals were $8.0 million for the June 2000 YTD Period as compared to $7.5 million for the June 1999 YTD Period, an increase of $500,000. This increase was primarily due to the following:

  . $840,000 due to the March 1999 amendment of 16 of our operating leases which were previously accounted for as financings. The amendment eliminated our continuing involvement in the residences in the form of a fair value purchase option. As a result, the leases were accounted for as operating leases, effective March 31, 1999. Accordingly, rent expense related to such leases after the date of the amendment, has been classified as building rentals, rather than interest expense as previously recorded.

  The increase was offset by a decrease in building rentals of:

  . $130,000 due primarily to the amendment of other operating leases, effective December 31, 1998, to contain escalating rent payments that are considered contingent. Prior to such amendment, the leases contained rent escalation clauses that were not deemed contingent, resulting in the recognition of lease expense on a straight line basis over the term instead of on a cash basis; and

  . $200,000 in amortization of gain on sale leaseback transactions during the June 2000 YTD period as compared to the June 1999 YTD period. The increase is due primarily to the amortization of the gain associated with the amended operating leases previously accounted for as financings as discussed above.

  Depreciation and Amortization. Depreciation and amortization expense was $4.8 million for the June 2000 YTD Period compared to $4.3 million for the June 1999 YTD Period, a net increase of $500,000. The increase in depreciation and amortization was due primarily to the depreciation expense related to the 20 new residences that opened during fiscal 1999.

  Site Abandonment Costs. As the result of our decision to terminate new construction we recorded site abandonment costs of $4.8 million during the June 1999 YTD Period with respect to certain sites which we determined we would not develop. We do not anticipate incurring similar write-offs in the future.

  Interest Expense. Interest expense was $8.1 million for the June 2000 YTD Period as compared to $7.1 million for the June 1999 YTD Period. Gross interest expense for the June 2000 YTD Period was $8.1 million as compared to $8.7 million for the June 1999 YTD Period, a net decrease of $600,000. This decrease was due to the following:

  . $840,000 due to the March 1999 amendment of 16 of our operating leases which were previously accounted for as financings, as discussed above. Accordingly, interest expense related to such leases after the date of the amendment, has been classified as building rentals, rather than interest expense as previously recorded; and

  . $95,000 due to interest expense associated with the repayment of joint venture advances in February 1999.

  The decrease was offset by increases in interest expense of:

  .  $140,000 due to increases in interest rates on variable rate debt; and

  .  $200,000 due to financing fees related to letters of credit.

  As a result of the completion of our development projects, we did not capitalize interest costs in the June 2000 YTD Period. In the June 1999 YTD Period, we capitalized $1.6 million of interest directly related to financing development activities.

Liquidity and Capital Resources

  At June 30, 2000, we had working capital of $4.6 million, including unrestricted cash and marketable securities of $3.9 million.

  Net cash used in operating activities was $2.4 million during the six months ended June 30, 2000. The primary use of cash in operations was to fund the cash component of the net loss of $7.6 million.

  Net cash used in investing activities totaled $988,000 during the six months ended June 30, 2000. The primary source of cash was $1.6 million related to the sale of marketable securities. The use of cash in investing activities included $1.7 million of capital expenditures and an increase of $941,000 of restricted cash in accordance with deposits required for certain lease agreements.

  Net cash used in financing activities totaled $328,000 during the six months ended June 30, 2000. The use of cash in financing activities was due to payments on long term debt.

  During the third quarter of 1999, we amended certain loan agreements with U.S. Bank National Association ("U.S. Bank"). Pursuant to the amendment, we agreed to provide $8.3 million of additional cash collateral in exchange for the waiver of certain possible defaults related to the delivery of financial statements and compliance with financial covenants, including an amendment to certain financial covenants. The amendment also provides for the release of the additional collateral upon the achievement of specified performance targets, provided that we are in compliance with the other terms of the loan agreements. We achieved certain of these specified targets during the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000 resulting in the release of $1.2 million and $1.1 million of the restricted cash, respectively.

  On July 21, 2000, we finalized an agreement with U.S. Bank whereby U.S. Bank agreed to modify and waive certain financial covenants with which we would have otherwise failed to comply as of June 30, 2000. In exchange for the modification and waiver of financial covenants through the quarters ended June 30, 2000 and September 30, 2000, we provided three previously unencumbered Washington state properties as additional collateral. The agreement also provides for the release of $1.8 million of cash collateral currently held by U.S. Bank (see Note 2 of the financial statements included in Part I) upon the satisfaction of certain conditions, which we believe will be satisfied in August 2000. We cannot assure you that we will satisfy these conditions and performance targets, or that we will comply in the future with the modified financial covenants included in the agreement.

  Our ability to satisfy our obligations, including payments with respect to our outstanding indebtedness and lease obligations, will depend on future performance, which is subject to our ability to stabilize our operations, and to a certain extent, to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We had a total of $3.9 million of unrestricted cash and cash equivalents on hand as of June 30, 2000. On May 1, 2000, we made a semi-annual interest payment on our convertible subordinated debentures of $4.7 million and will make a similar payment on November 1, 2000. Although we believe that our current cash on hand, cash available from operations and potential loans on uncollateralized properties are sufficient to meet our operating needs through June 2001, there can be no assurance that cash available from operations will be sufficient to fund our operations beyond such time. In addition, our 6.0% convertible subordinated debentures and our 5.625% convertible subordinated debentures mature on November 1, 2002 and May 1, 2003, respectively, which will require substantial replacement financing. We are currently exploring various financing alternatives for both our encumbered and unencumbered properties. No such future financing commitments are currently in place. As a result of the securityholder litigation and other factors, there can be no assurance that financing from any source will be available in the future, or, if available, that such financing will be available on terms acceptable to us.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133". We do not expect the adoption of these statements to have a significant impact on our financial condition or results of operations.

  In March 2000, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25, (FIN 44). We do not expect the adoption of this statement to have a significant impact on our financial condition or results of operations.

                                 RISK FACTORS

  Set forth below are certain risks that we believe are material. This report on Form 10-Q, including the risks discussed below, contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be affected by risks and uncertainties, including without limitation (i) our ability to control costs and improve operating margins (ii) the degree to which our future operating results and financial condition will be affected by the securityholder or other litigation described in this report, (iii) the possibility that we may incur start-up costs in excess of our present expectations, (iv) the possibility that we will experience slower fill-up of our start-up residences and/or declining occupancy in our stabilized residences, either of which would adversely affect residence operating margins, and (v) the possibility that we will not be able to obtain financing needed to fund our operations through June 2001. In light of such risks and uncertainties, our actual results could differ materially from such forward-looking statements. Except as may be required by law, we do not undertake any obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

We are highly leveraged; our loan and lease agreements contain financial covenants.

  We had total indebtedness, including short term portion, of $234.4 million as of June 30, 2000. In addition, we had shareholders' equity of $82.1 million as of June 30, 2000. The degree to which we are leveraged could have important consequences, including:

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

  Several of our debt instruments and leases contain financial covenants, including debt to cash flow and net worth tests. Our credit agreements with U.S. Bank require us to comply with two financial ratios that became more restrictive commencing in the second quarter of 2000. On July 21, 2000, we finalized an agreement with U.S. Bank whereby U.S. Bank agreed to modify and waive these financial covenants which we would have otherwise failed to comply as of June 30, 2000. In exchange for the modification and waiver of these financial covenants for the quarters ended June 30, 2000 and September 30, 2000, we provided three previously unencumbered Washington state properties as additional collateral. We cannot assure that we will comply in the future with the modified financial covenants included in the agreement, or with the financial covenants set forth in our other debt instruments and leases. If we fail to comply with one or more of the U.S. Bank covenants or any other debt or lease covenants (after giving effect to any applicable cure period), the lender or lessor may declare us in default of the underlying obligation and exercise any available remedies, which may include:

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

We will require additional financing.

  Our ability to satisfy our obligations, including payments with respect to our outstanding indebtedness and lease obligations, will depend on future performance, which is subject to our ability to stabilize our operations, and to a certain extent, to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We had a total of $3.9 million of unrestricted cash and cash equivalents on hand as of June 30, 2000. On May 1, 2000, we made a semi-annual interest payment on our convertible subordinated debentures of $4.7 million and will make a similar payment on November 1, 2000. Although we believe that our current cash on hand, cash available from operations and potential loans on uncollateralized properties will be sufficient to meet our operating needs through June 2001, there can be no assurance that cash available from operations will be sufficient to fund our operations beyond such time. In addition, our 6.0% convertible subordinated debentures and our 5.625% convertible subordinated debentures mature on November 1, 2002 and May 1, 2003, respectively, which will require substantial replacement financing. We are currently exploring various financing alternatives for both our encumbered and unencumbered properties. No such future financing commitments are currently in place. As a result of the securityholder litigation and other factors, there can be no assurance that financing from any source will be available in the future, or, if available, that such financing will be available in amounts necessary to meet maturing obligations or on terms acceptable to us.

  Approximately $28.1 million of our indebtedness was secured by letters of credit as of June 30, 2000 which in some cases have termination dates prior to the maturity of the underlying debt. As such letters of credit expire, beginning in 2003, we will need to obtain replacement letters of credit, post cash collateral or refinance the underlying debt. There can be no assurance that we will be able to procure replacement letters of credit from the same or other lending institutions on terms that are acceptable to us. In the event that we are unable to obtain a replacement letter of credit or provide alternate collateral prior to the expiration of any of these letters of credit, we would be in default on the underlying debt.

We may incur significant costs and liability as a result of our securityholder or other litigation.

  Since February 1, 1999, 12 separate complaints were filed in the United States District Court for the District of Oregon against us and certain of our past and present officers and directors. Pursuant to Order signed on June 1, 1999, those complaints were consolidated for all purposes. On July 23, 1999, a consolidated complaint was filed, and on October 20, 1999, an amended consolidated complaint (the "Complaint") was filed. The Complaint alleges violations of the federal securities laws and seeks unspecified damages. We filed an answer to the Complaint on December 7, 1999. See Part II, Item 1 for a discussion of this litigation.

  On June 1, 2000, we were served with a complaint, filed May 30, 2000 in the Marion (Indiana) Superior Court on behalf of the Commissioner of the Indiana State Department of Health. The complaint alleges that our facility in Logansport, Indiana, one of our 21 facilities in Indiana, is being operated as an unlicensed "health facility". It seeks to enjoin us from operating the Logansport facility as a "health facility" until we are in compliance with Indiana law, including obtaining an appropriate license, and paying a fine of $25,000 per day for each day of unlicensed operation. We are working with the state of Indiana to find a satisfactory resolution to this matter.

  We cannot predict the outcome of the foregoing litigation and currently are unable to evaluate the likelihood of success or the range of possible loss. However, if the foregoing litigation were determined adversely to us, such a determination could have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.

We face difficulties in stabilizing our operations following our rapid growth.

  We experienced rapid growth from 1994 through the middle of 1999, which has placed significant demands on our management resources. If we are unable to stabilize our operations effectively, our business, financial condition and results of operations could be adversely affected. Our ability to stabilize operations and manage our business efficiently has been, and for the foreseeable future will continue to be, adversely affected by the diversion of management's time and attention to the pending securityholder litigation. See, "--We may incur significant costs and liability as a result of our securityholder litigation."

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

  We expect to face increased competition from new market entrants as assisted living receives increased attention and the number of states, which include assisted living in their Medicaid waiver programs increases. These new market entrants will include publicly and privately held companies, including not for profit corporations, focusing primarily on assisted living, as well as hospitals and nursing homes that offer assisted living as a segment of their overall businesses. We also compete with nursing facilities that provide long-term care services. Some of our present and potential competitors are significantly larger and have, or may obtain, greater financial resources than we do. Consequently, we cannot guarantee that we will not encounter increased competition in the future, which could limit our ability to attract residents or expand our business and could have a material adverse effect on our financial condition and results of operations and prospects.

Overbuilding in the assisted living industry.

  We believe that many assisted living markets have become or are on the verge of becoming overbuilt. Regulation and other barriers to entry into the assisted living industry are not substantial. In addition, because the segment of the population that can afford to pay our daily resident fee is finite, the development of new assisted living facilities could outpace demand. The short term effects of overbuilding include (a) significantly longer fill-up periods (2-3 years as compared to 12-18 months previously experienced), (b) pressure to lower or refrain from increasing rates and (c) competition for workers in already tight labor markets. Long-term effects include lower margins for an estimated 3-5 years until excess units are absorbed. We believe that each local market is different, and we are and will continue to react in a variety of ways, including selective price discounting, to the specific competitive environment that exists in each market. There can be no assurance that we will be able to compete effectively in those markets where overbuilding exists, or that future overbuilding in other markets where we have opened or plan to open residences will not adversely affect our operations.

Our properties are geographically concentrated and we depend on the economies and Medicaid waiver programs of the specific areas in which we operate our properties.

  We depend significantly on the economies of Texas, Indiana, Oregon, Ohio and Washington and, to some extent, on the continued funding of state Medicaid waiver programs in some of those states. As of June 30, 2000, 21.6% of our properties were in Texas, 11.4% in Indiana, 10.3% in Oregon, 9.7% in Ohio and 8.6% in Washington. Adverse changes in general economic factors affecting the respective health care industries or laws and regulatory environment in each of these states, including Medicaid reimbursement rates, could have a material adverse effect on our financial condition and results of operations.

We depend on reimbursements by third-party payors.

  Although revenues at a majority of our residences come primarily from private pay sources, a portion of our revenues depend upon reimbursement from third-party payors, including state Medicaid waiver programs and private insurers. For the years ended December 31, 1997, 1998 and 1999 and the six months ended June 30, 2000, direct payments received from Medicaid funded programs accounted for approximately 11.1%, 10.7%, 10.4% and 10.6% respectively, of our revenue. Also, our tenant-paid portion of Medicaid residents accounted for approximately 5.9%, 5.8%, 5.9% and 5.9% respectively, of our revenue during the years ended December 31, 1997, 1998, 1999 and the six months ended June 30, 2000. We expect that state Medicaid waiver programs will constitute a significant source of our revenue in the future. Furthermore, we cannot guarantee that our proportionate percentage of revenue received from Medicaid waiver programs will not increase. There are continuing efforts by governmental and private third-party payors to contain or reduce the costs of health care by lowering reimbursement rates, increasing case management review of services and negotiating reduced contract pricing. Our revenues and profitability will be affected if these efforts are successful. Also, there has been, and our management expects that there will continue to be, a number of proposals attempting to reduce the federal and some state budget deficits by limiting Medicaid reimbursement in general. Adoption of any of these proposals at either the federal or the state level could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

  The operation of our residences is subject to federal and state laws prohibiting fraud by health care providers, including criminal provisions, which prohibit filing false claims or making false statements to receive payment or certification under Medicaid, or failing to refund overpayments or improper payments. Violation of these provisions is a felony punishable by up to five years imprisonment and/or $25,000 fines. Civil provisions prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment. The penalties for such a violation are fines of not less than $5,000 or more than $10,000, plus treble damages, for each claim filed.

  State and federal governments are devoting increasing attention and resources to anti-fraud initiatives against health care providers. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and the BBA expand the penalties for health care fraud, including broader provisions for the exclusion of providers from the Medicaid program. We have established policies and procedures that we believe are sufficient to ensure that our facilities will operate in substantial compliance with these anti-fraud and abuse requirements. While we believe that our business practices are consistent with Medicaid criteria, those criteria are often vague and subject to change and interpretation. Aggressive anti-fraud actions, however, could have an adverse effect on our financial position, results of operations or cash flows.

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

  During 1998, 1999 and the first six months of 2000, these adverse actions resulted in minimal fines and temporary suspension of admissions at certain residences. Because regulations vary from one jurisdiction to another and because determinations regarding whether to make a license provisional, suspend or revoke a license, or to impose a fine, are subject to administrative discretion, it is difficult for us to predict whether a particular remedy will be sought or obtained in any given case. These types of regulatory enforcement actions may adversely affect facility occupancy levels, revenues and costs of operation. We cannot guarantee that federal, state, or local governments will not impose additional restrictions on our activities that could materially adversely affect us.

  See "We may incur significant costs and liability as a result of our securityholder or other litigation."

  We are also subject to various laws and regulations, both federal and state, due to the size and nature of our business, including laws and regulations relating to:

  .  confidentiality of medical information;

  .  safe working conditions;

  .  family leave; and

  .  disposal of medical waste.

  Our cost to comply with these regulations is significant. In addition, it could adversely affect our financial condition or results of operations if a court or regulatory tribunal were to determine that we had failed to comply with any of these laws or regulations. Because these laws and regulations are amended from time to time we cannot predict when and to what extent liability may arise. In addition, because these laws vary from state to state, expansion of our operations to states where we do not currently operate may subject us to additional restrictions on the manner in which we operate our facilities. See "Confidentiality of Medical Information," "Restrictions imposed by laws benefiting disabled persons" and "Medical waste."

  Federal and state fraud and abuse laws, such as "anti-kickback" laws and "self-referral" laws, govern the financial arrangements among health care providers and others who may be in a position to refer or recommend patients to these providers. We have established policies and procedures that we believe are sufficient to ensure that our facilities will operate in substantial compliance with applicable regulatory requirements. However, we cannot guarantee that these fraud and abuse laws will be interpreted in a manner consistent with our practices or that our facilities will always be compliant with our own practices.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

  For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect our future earnings and cash flows. We had variable rate debt of $28.1 million outstanding at June 30, 2000 with a weighted average interest rate of 4.55%. Assuming that our balance of variable rate debt remains constant at $28.1 million, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in cash flows, of $281,000. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in cash flows, of $281,000.

  The table below presents principal cash flows and related weighted average interest rates by expected maturity dates (in thousands).

                                   December 31, Expected Maturity Date                  December 31,  June 30,
                         -------------------------------------------------------------      1999        2000
                          2000    2001    2002     2003     2004   Thereafter  Total     Fair Value  Fair Value
                         ------  ------  -------  -------  ------  ---------- --------  ------------ ----------
Long-term Debt
 Fixed rate............. $  920  $  980  $ 1,025  $ 1,080  $1,140   $39,545   $ 44,690    $ 44,690    $ 44,975
 Average interest rate..   7.93%   7.93%    7.93%    7.93%   7.93%     7.93%      7.93%
 Variable rate.......... $  574  $  620  $   670  $   724  $  781   $25,384   $ 28,753    $ 28,753    $ 28,140
 Average interest rate..   4.55%   4.55%    4.55%    4.55%   4.55%     4.55%      4.55%
                         ------  ------  -------  -------  ------   -------   --------    --------    --------
 Total long-term debt... $1,494  $1,600  $ 1,695  $ 1,804  $1,921   $64,929   $ 73,443    $ 73,443    $ 73,115
Convertible debentures
 6.0% Debentures........ $  --   $  --   $86,250  $   --   $  --    $   --    $ 86,250    $ 50,888    $ 41,400
 Average interest rate..      6%      6%       6%       6%      6%        6%         6%
 5.625% Debentures...... $  --   $  --   $   --   $75,000  $  --    $   --    $ 75,000    $ 43,500    $ 41,250
 Average interest rate..  5.625%  5.625%   5.625%   5.625%  5.625%    5.625%     5.625%
                         ------  ------  -------  -------  ------   -------   --------    --------    --------
   Total convertible
    debentures.......... $  --   $  --   $86,250  $75,000  $  --    $   --    $161,250    $ 94,388    $ 82,650
                         ------  ------  -------  -------  ------   -------   --------    --------    --------
   Total long-term debt
    and convertible
    debentures.......... $1,494  $1,600  $87,945  $76,804  $1,921   $64,929   $234,693    $167,831    $155,767
                         ======  ======  =======  =======  ======   =======   ========    ========    ========

  We are also exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of our cash equivalents and short-term investments. These investments generally consist of overnight investments that are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

  We do not have any derivative financial instruments in place to manage interest costs, but that does not mean we will not use them as a means to manage interest rate risk in the future.

  We do not use foreign currency exchange forward contracts or commodity contracts and do not have foreign currency exposure.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

  The Complaint purports to be brought on behalf of a class of purchasers of:
(a) our common stock from February 6, 1997 through March 31, 1999, inclusive;
(b) our 6.0% Debentures from October 21, 1997 through March 31, 1999, inclusive; and (c) our 5.625% Debentures from July 22, 1998 through March 31, 1999, inclusive.

  The Complaint also names as defendants Schroder & Co., Inc., Morgan Stanley Dean Witter and Smith Barney, Inc. (soley as underwriters in connection with the 6.0% Debentures) and KPMG LLP, our independent auditors (in connection with our offerings of common stock, the 6.0% Debentures and the 5.625% Debentures).

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

  On June 1, 2000, we were served with a complaint, filed May 30, 2000 in the Marion (Indiana) Superior Court on behalf of the Commissioner of the Indiana State Department of Health. The complaint alleges that our facility in Logansport, Indiana, one of our 21 facilities in Indiana, is being operated as an unlicensed "health facility." It seeks to enjoin us from operating the Logansport facility as a "health facility" until we are in compliance with Indiana law, including obtaining an appropriate license, and paying a fine of $25,000 per day for each day of unlicensed operation. We are working with the state of Indiana to find a satisfactory resolution to this matter.

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

  In addition to the matters referred to in the immediately preceding paragraphs, we are involved in various lawsuits and claims arising in the normal course of business. Although the outcomes of these other suits and claims are uncertain and because of the early stages of these matters, management cannot estimate the losses or range of losses, should the outcomes be unfavorable. In the aggregate, such other suits and claims should not have a material adverse effect on our financial condition, results of operations, cash flow or liquidity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

     Exhibit
     Number
     -------
     10.24   U.S. Bank Agreement

     12      Ratio of Earnings to Fixed Charges

     27      Financial Data Schedule

  (b) Reports on Form 8-K. We filed a report on Form 8-K on June 1, 2000 pursuant to Item 5 of Form 8-K stating the Company was served with a complaint, filed May 30, 2000 in the Marion (Indiana) Superior Court on behalf of the Commissioner of the Indiana State Department of Health.

                                  SIGNATURES

  Pursuant to the requirements of Sections 13 or 15(d) the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ASSISTED LIVING CONCEPTS, INC.
                                          Registrant

                                                     /s/ Drew Q. Miller
August 11, 2000                           By: _________________________________
                                             Name: Drew Miller
                                             Title: Chief Financial Officer

                                                  /s/ M. Catherine Maloney
August 11, 2000                           By: _________________________________
                                             Name: M. Catherine Maloney
                                              Title: Vice President and Chief
                                                     Accounting Officer