Form 10-Q
period 2000-09-30
ASSISTED LIVING CONCEPTS INC
filed 2000-11-13
CIK 929994

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

  For the quarterly period ended September 30, 2000

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

   Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrants was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The Registrant had 17,120,745 shares of common stock, $.01 par value, outstanding at November 10, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         ASSISTED LIVING CONCEPTS, INC.

                                   FORM 10-Q

                               September 30, 2000

                                     INDEX

                                                                             Page
                                                                             ----
 PART I--FINANCIAL INFORMATION

 Item 1. Financial Statements

         Consolidated Balance Sheets, December 31, 1999 and September 30,
          2000............................................................     3

         Consolidated Statements of Operations and Consolidated Statements
          of Comprehensive Loss, Three and Nine Months Ended September 30,
          1999 and 2000...................................................     4

                  Consolidated Statements of Cash Flows, Nine Months Ended
          September 30, 1999 and 2000.....................................     5

         Notes to Consolidated Financial Statements.......................     6

 Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................    11

         Risk Factors.....................................................    19

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.......    26

 PART II--OTHER INFORMATION

 Item 1. Legal Proceedings................................................    28

 Item 6. Exhibits and Reports on Form 8-K.................................    29

PART I--FINANCIAL INFORMATION
Item 1 Financial Statements

                         ASSISTED LIVING CONCEPTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                      December 31, September 30,
                                                          1999         2000
                                                      ------------ -------------
                                                             (unaudited)
                       ASSETS
                       ------

Current assets:
  Cash and cash equivalents.........................    $  7,606     $  8,233
  Restricted cash...................................       7,555        6,541
  Marketable securities, available for sale.........       1,680          --
  Accounts receivable, net of allowance for doubtful
   accounts of $1,062 and $874, respectively........       4,069        3,747
  Prepaid expenses..................................         948        1,001
  Litigation settlement receivable..................         --         1,193
  Other current assets..............................       3,419        2,685
                                                        --------     --------
   Total current assets.............................      25,277       23,400
                                                        --------     --------
Property and equipment..............................     321,622      322,945
  Less accumulated depreciation.....................      15,974       23,104
                                                        --------     --------
  Property and equipment, net.......................     305,648      299,841
                                                        --------     --------
Goodwill, net.......................................       5,077        4,858
Other assets, net...................................      10,186        8,961
                                                        --------     --------
   Total assets.....................................    $346,188     $337,060
                                                        ========     ========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
  Accounts payable..................................    $  1,318     $  1,365
  Accrued developers fees...........................       1,078          284
  Accrued real estate taxes.........................       4,466        5,472
  Accrued interest expense..........................       1,940        4,094
  Accrued payroll expense...........................       2,773        1,847
  Other accrued expenses............................       2,030        1,999
  Other current liabilities.........................       2,586        2,907
  Current portion of litigation settlement..........         --         9,020
  Current portion of long-term debt.................       1,494        1,699
                                                        --------     --------
   Total current liabilities........................      17,685       28,687
                                                        --------     --------
Other liabilities...................................       5,960        5,876
Non-current portion of litigation settlement........         --         1,000
Long-term debt......................................      71,949       70,632
Convertible subordinated debentures.................     161,250      161,250
                                                        --------     --------
   Total liabilities................................     256,844      267,445
                                                        --------     --------
Commitments and Contingencies
Shareholders' equity:
  Preferred Stock, $.01 par value; 1,000,000 shares
   authorized; None issued and outstanding..........         --           --
  Common Stock, $.01 par value; 80,000,000 shares
   authorized; issued and outstanding 17,120,745
   shares in 1999 and 2000..........................         171          171
  Additional paid-in capital........................     144,443      144,451
Fair market value in excess of historical cost of
 acquired net assets attributable to related party
 transactions.......................................        (239)        (239)
  Accumulated other comprehensive loss..............        (320)         --
  Accumulated deficit...............................     (54,711)     (74,768)
                                                        --------     --------
   Total shareholders' equity.......................      89,344       69,615
                                                        --------     --------
   Total liabilities and shareholders' equity.......    $346,188     $337,060
                                                        ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)


                                        Three Months Ended Nine Months Ended
                                           September 30,       September 30,
                                        -----------------  ------------------
                                         1999      2000      1999      2000
                                        -------  --------  --------  --------
Revenues............................... $30,398  $ 35,308  $ 85,460  $102,586
Operating expenses:
  Residence operating expenses.........  20,453    24,049    60,018    69,036
  Corporate general and
   administrative......................   6,057     3,219    15,400    12,333
  Building rentals.....................   3,807     3,702    10,726    11,032
  Building rentals to related party....     300       318       850       952
  Depreciation and amortization........   2,285     2,598     6,552     7,349
  Litigation settlement................     --     10,020       --     10,020
  Site abandonment costs...............      57       --      4,833       --
                                        -------  --------  --------  --------
    Total operating expenses...........  32,959    43,906    98,379   110,722
                                        -------  --------  --------  --------
Operating income (loss)................  (2,561)   (8,598)  (12,919)   (8,136)
                                        -------  --------  --------  --------
Other income (expense):
  Interest expense.....................  (3,962)   (4,128)  (11,058)  (12,246)
  Interest income......................     308       187     1,320       576
  Gain (loss) on sale or disposal of
   assets..............................     --        --       (127)       13
  Loss on sale of marketable
   securities..........................     --        --        --       (368)
  Other income (expense)...............     (41)       94      (138)      104
                                        -------  --------  --------  --------
    Total other income (expense).......  (3,695)   (3,847)  (10,003)  (11,921)
                                        -------  --------  --------  --------
Net loss............................... $(6,256) $(12,445) $(22,922) $(20,057)
                                        -------  --------  --------  --------
Basic and diluted net loss per common
 share................................. $ (0.37) $  (0.73) $  (1.34) $  (1.17)
                                        -------  --------  --------  --------
Basic and diluted weighted average
 common shares outstanding.............  17,121    17,121    17,119    17,121

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)
                                  (unaudited)

                                           Three Months
                                         Ended September    Nine Months Ended
                                               30,            September 30,
                                         -----------------  ------------------
                                          1999      2000      1999      2000
                                         -------  --------  --------  --------
Net loss................................ $(6,256) $(12,445) $(22,922) $(20,057)
Other comprehensive loss:
  Unrealized losses on investments......     (50)      --       (250)      --
                                         -------  --------  --------  --------
Comprehensive loss...................... $(6,306) $(12,445) $(23,172) $(20,057)
                                         -------  --------  --------  --------

  The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                         Nine Months Ended
                                                    ---------------------------
                                                    September 30, September 30,
                                                        1999          2000
                                                    ------------- -------------
Operating activities:
Net loss..........................................    $(22,922)     $(20,057)
Adjustment to reconcile net loss to net cash (used
 in) provided by operating activities:
  Depreciation and amortization...................       6,552         7,349
  Provision for doubtful accounts.................         161           408
  Site abandonment costs..........................       4,833           --
  Loss on sale of marketable securities...........         --            368
  Loss (gain) on sale of assets...................         127           (13)
  Compensation expense earned on issuance of
   consultant options.............................         --              8
  Compensation expense earned on restricted
   stock..........................................         204           --
Changes in assets and liabilities:
  Accounts receivable.............................      (1,754)          (86)
  Prepaid expenses................................          25           539
  Other current assets............................        (463)       (1,051)
  Other assets....................................       2,247         1,225
  Accounts payable................................       3,199            47
  Accrued expenses................................         --          2,203
  Other current liabilities.......................         --          9,341
  Non-current liabilities.........................       1,527           916
                                                      --------      --------
Net cash (used in) provided by operating
 activities.......................................      (6,264)        1,197
                                                      --------      --------
Investing activities:
  Sale of marketable securities, available for
   sale...........................................       2,000         1,632
  (Increase) decrease in restricted cash..........      (8,718)        1,014
  Proceeds from sale of land and residences.......          19           --
  Purchases of property and equipment.............     (27,020)       (2,104)
                                                      --------      --------
Net cash (used in) provided by investing
 activities.......................................     (33,719)          542
                                                      --------      --------
Financing activities:
  Payments on long-term debt......................      (1,005)       (1,112)
  Proceeds from issuance of common stock..........         154           --
  Retirement of restricted stock..................        (750)          --
                                                      --------      --------
Net cash used in financing activities.............      (1,601)       (1,112)
                                                      --------      --------
Net (decrease) increase in cash and cash
 equivalents......................................     (41,584)          627
Cash and cash equivalents, beginning of period....      55,036         7,606
                                                      --------      --------
Cash and cash equivalents, end of period..........    $ 13,452      $  8,233
                                                      --------      --------
Supplemental disclosure of cash flow information:
  Cash payments for interest......................    $  8,141      $  8,870
  Unrealized loss on marketable securities........    $   (250)     $    --
  Extinguishment of long term debt from lease
   amendments.....................................    $ 29,492      $    --
  Disposal of property, plant and equipment from
   lease amendments...............................    $ 31,488      $    --
  Decrease in construction payable and property
   and equipment..................................    $ (4,545)     $   (794)
  Retirement of restricted stock..................    $  3,412      $    --

  The accompanying notes are an integral part of these consolidated financial statements.

                        ASSISTED LIVING CONCEPTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies

   Assisted Living Concepts, Inc. (the "Company") owns and operates assisted living residences which provide housing and services to older persons who need help with the activities of daily living such as bathing and dressing. The Company provides personal care and support services and makes available routine health care services (as permitted by applicable regulations), which are designed to meet the needs of the Company's residents.

Basis of Presentation and Principles of Consolidation

   These consolidated financial statements have been prepared without being audited, as allowed by the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the Company's accounts and accounts of its wholly owned subsidiaries that manage, own, and develop assisted living residences. All significant intercompany accounts and transactions have been eliminated in the consolidation. Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

   The financial information included in these financial statements contain all adjustments (which consist of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the quarterly periods. The results of operations for the nine month period ended September 30, 2000 do not necessarily indicate the results that are expected for the full year.

2. Restricted Cash

   Restricted cash consists of: i) $4.3 million related to loan agreements with U.S. Bank National Association ("U.S. Bank"), ii) $1.0 related to certain lease agreements and iii) $1.2 million related to required workers compensation insurance deposits.

3. Marketable Securities

   Marketable securities consisted of highly liquid marketable debt securities. The aggregate market value of securities held at December 31, 1999 was $1.7 million. These investments, which had a historical cost of $2.0 million, were classified as available for sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result, unrealized investment losses of $320,000 were included as a component of comprehensive loss and shareholders' equity at December 31, 1999. These investments were sold and a realized loss of $368,000 was recognized during the three month period ended June 30, 2000.

                        ASSISTED LIVING CONCEPTS, INC.

4. Property and Equipment

   The Company's property and equipment, stated at cost, consists of the following (in thousands):

                                                     December 31,  September 30,
                                                         1999          2000
                                                     ------------- -------------
   Land.............................................   $ 21,329      $ 21,348
   Buildings and improvements.......................    286,347       287,154
   Equipment........................................      5,344         5,806
   Furniture........................................      8,602         8,637
                                                       --------      --------
     Total property and equipment...................    321,622       322,945
   Less accumulated depreciation....................     15,974        23,104
                                                       --------      --------
     Property and equipment, net....................   $305,648      $299,841
                                                       --------      --------

   During the three and nine months ended September 30, 1999, the Company capitalized interest costs of $258,000 and $1.9 million, respectively, relating to financing of construction in process. In addition, the Company capitalized payroll costs that were directly related to the construction and development of the residences of $156,000 and $569,000 for the three and nine months ended September 30, 1999, respectively. No such costs were capitalized during the three and nine months ended September 30, 2000.

5. Legal Proceedings

   In September, 2000, the Company reached an agreement to settle the class action litigation stemming from the restatement of its financial statements for the years ended December 31, 1996 and 1997 and the first three quarters of 1998. This settlement is subject to the approval of the United States District Court for the District of Oregon.

   The total cost of the settlement to the Company will be approximately $10,020,000 (less $1.0 million of legal fees and expenses to be reimbursed by the Company's corporate liability insurance carriers and other reimbursements of approximately $193,000). The Company made a payment of approximately $2,255,000 on October 23, 2000 towards the settlement. The remaining amount due will be paid in accordance with a non-interest bearing note collateralized by eight residences and payable in three installments of approximately $2,255,000 each, due on January 23, 2001, April 23, 2001 and July 23, 2001,
with final payment of $1.0 million due within 90 days following the July 23, 2001 payment.

   As previously announced, the settlement had been pending the approval of the Company's corporate liability insurance carriers. These carriers had raised certain coverage issues that resulted in the filing of litigation between the Company and the carriers. These carriers have now consented to the settlement, and the Company and the carriers agreed to dismiss the litigation regarding coverage issues and to resolve those issues through mediation or binding arbitration, if the mediation were to fail. Mediation efforts subsequently failed, and the Company has initiated a binding arbitration proceeding. To the extent that the carriers are successful, the Company and the carriers have agreed that the carriers' recovery will not exceed $4.0 million. The parties have further agreed that payment of any such amount awarded will not be due in any event until 90 days after the Company has satisfied its obligations to the plaintiffs in the class action, with any such amount to be subordinated to new or refinancing of existing obligations. The Company believes it has strong defenses regarding this dispute.

   The Company was served with a complaint, filed May 30, 2000 in the Marion (Indiana) Superior Court on behalf of the Commissioner of the Indiana State Department of Health. The complaint alleges that the Company's facility in Logansport, Indiana, one of its 21 facilities in Indiana, is being operated as an unlicensed "health facility." It seeks to enjoin the Company from operating the Logansport facility as a "health facility" until the Company is in compliance with Indiana law, including obtaining an appropriate license, and paying a fine of up to $25,000 per day for each day of unlicensed operation.

                        ASSISTED LIVING CONCEPTS, INC.

   After the Department of Health filed this lawsuit, the Company met with representatives of that Department to discuss its compliance with the State's laws on the services the Company provides to its Logansport residents. It is the Company's position that it is not operating an unlicensed "health facility," as the State claims, but that its services are consistent with those authorized for a Housing With Services Establishment pursuant to Indiana law. After the meeting with the Department's representatives, the Company submitted to the Department a settlement proposal that includes a detailed description of the services currently available at its Logansport facility. The Department has not yet responded to the Company's settlement proposal. In the event that the Department were to refuse to settle this lawsuit, the Department may decide to file similar actions against the Company's other Indiana facilities. Additionally, in the event the Department refuses to settle this lawsuit and the Company ultimately fails to prevail, the Company's occupancy levels, revenues and operations costs at its Logansport and/or other Indiana facilities may be negatively impacted.

   The Company cannot predict the outcome of the foregoing $4.0 million dispute or the Indiana litigation and is currently unable to predict the likelihood of success or the range of possible loss. However, if these matters were determined adversely to the Company, they could have a material adverse effect on the Company's financial condition, results of operations, cash flow and liquidity.

6. Liquidity

   The Company's ability to satisfy its obligations, including payments with respect to its outstanding indebtedness and lease obligations, will depend on future performance, which is subject to the Company's ability to stabilize its operations, and to a certain extent, to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. The Company had a total of $8.2 million of unrestricted cash and cash equivalents on hand as of September 30, 2000 and a working capital deficit of $5.3 million (including current portion of settlement payable of $9.0 million less settlement receivable of $1.2 million). On October 23, 2000, the Company made its first payment of approximately $2,255,000 towards the litigation settlement (see note 5) and on November 1, 2000 made its $4.7 million semi-annual interest payment on its convertible subordinated debentures. The Company is obligated to pay the remaining $7.8 million related to the litigation settlement in accordance with a non-interest bearing note collateralized by eight residences and payable in three installments of approximately $2,255,000 each, due on January 23, 2001, April 23, 2001 and July 23, 2001, with final payment of $1.0 million due within 90 days following the July 23, 2001 payment. Additionally, the Company's next $4.7 million semi-annual interest payment on its convertible subordinated debentures is due on May 1, 2001. The Company may also be required to reimburse its insurance carriers for up to $4.0 million of costs incurred by the carriers in connection with the securityholder litigation, depending on the outcome of a pending dispute over coverage (see note 5).

   The Company believes that its current cash on hand, cash available from operations and potential financing secured by unencumbered residences will be sufficient to meet its working capital needs through October 2002. However, the Company has $161.3 million in principal amount of debentures maturing between November 2002 and May 2003. The Company is currently exploring various alternatives to address its financing needs and these maturities. The Company is seeking to obtain debt financing to fund potential working capital needs and the repurchase of some of its debentures in the open market. To the extent that the Company is successful in identifying a source of acceptable financing, it may also consider the repurchase of certain of its leased residences. In addition, the Company is also considering issuing new securities with longer maturities to the holders of its debentures in exchange for some or all of their debentures. The Company has unencumbered residences available to use as collateral for these various alternatives. No commitments are currently in place and there can be no assurance that the Company's efforts will be successful, in which event the Company will have to consider other alternatives, including reorganization under the bankruptcy laws or raising highly dilutive capital through the issuance of equity or equity-related securities.

                        ASSISTED LIVING CONCEPTS, INC.

7. Subsequent Events

 Management Changes

   Dr. Wilson has resigned as President and CEO and from the Board of Directors effective October 19, 2000. She will, however, remain active with the Company as a part time employee until December 31, 2001 and will continue to represent the Company at various assisted living industry events. The Company will incur a charge of $800,000 in the fourth quarter of 2000 in connection with her resignation, such amount to be paid out over the fourteen-month period ending December 31, 2001.

   On November 8, 2000, the Company's board of directors appointed W. James Nicol as President and Chief Executive Officer. Mr. Nicol joined the Company's board of directors and was appointed Chairman of the Board on February 29, 2000. Upon the resignation of Dr. Wilson, effective October 19, 2000,
Mr. Nicol served as the Acting President and CEO until his permanent appointment. The Company has agreed to pay Mr. Nicol $30,000 per month in connection with his services as President and CEO. In the event Mr. Nicol is terminated, he will receive severance pay in the amount of $120,000 (four months salary).

   On November 8, 2000, the Company's board of directors also appointed Jill Krueger to serve on the Company's Executive Committee to the board of directors. Ms. Krueger will receive consulting fees of $5,000 per month in connection with these services to the Company.

 Modification and Amendment to Rights Agreement

   On November 8, 2000, the Company modified and amended it Rights Agreement to provide that the common shares issuable on conversion of up to $15,000,000 in principal amount of the Company's outstanding convertible debentures will not be deemed to be "beneficially owned" as defined under the Rights Agreement.

 Annual Meeting of Shareholders

   On November 8, 2000 the Company established December 13, 2000 as the record date for its annual meeting of shareholders. The meeting will be held on January 16, 2001 in New York, NY.

 Listing status with American Stock Exchange

   The Company's common stock currently is listed on the American Stock Exchange ("AMEX") under the symbol "ALF," its 5.625% Convertible Subordinated Debentures currently are listed on AMEX under the symbol "ALS5E03" and its 6.0% Convertible Subordinated Debentures currently are listed on AMEX under the symbol "ALS6K02." AMEX recently notified the Company that the Company had fallen below certain of AMEX's continued listing guidelines and that it was reviewing the Company's listing eligibility. In particular, the Company has incurred losses from continued operations for each of its past five fiscal years ending December 31, 1999, and the price per share of the Company's common stock as quoted on AMEX recently has been below the minimum bid price of $1.00 per share.

   As of the date of this report, the Company's securities have not been delisted. The Company may choose to effect a reverse stock split in the event that the price of its common stock does not otherwise meet the minimum bid requirement. However, the Company reported a net loss of $0.73 per basic and diluted share for the third quarter of 2000, and does not expect to report net income for the quarter or year ended December 31, 2000. The Company has provided AMEX with additional information and has been involved in ongoing discussions with AMEX in connection with its review of the Company's listing eligibility. There can be no assurance, however, that the Company's securities will continue to be listed on AMEX.

                        ASSISTED LIVING CONCEPTS, INC.

   If AMEX were to delist the Company's securities, it is possible that the securities would continue to trade on other securities exchanges or in over-the-counter markets and that price quotations would be reported by such exchanges or through the Nasdaq Stock Market, Inc.'s National Market System or other sources. However, the extent of the public market for the securities and the availability of such quotations would depend upon such factors as the aggregate market value of each class of the securities, the interest in maintaining a market in such securities on the part of securities firms and other factors. There can be no assurance that any public market for the Company's securities will exist in the event that such securities are delisted.

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

   References in this section to "ALC," the "Company," "us" or "we" refer to Assisted Living Concepts, Inc. and its subsidiaries.

Overview

   We operate, own and lease free-standing assisted living residences, primarily in small middle-market rural and suburban communities with a population typically ranging from 10,000 to 40,000. We also provide personal care and support services, and make available routine health care services (as permitted by applicable regulations) designed to meet the personal and health care needs of our residents. As of September 30, 2000 we operated 185 assisted living residences (7,148 units) in 16 states, of which we owned 115 residences (4,515 units) and leased 70 residences (2,633 units).

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

  . general and administrative expenses, consisting of corporate and support functions such as legal, accounting, information technology and other administrative expenses;

  .  building rentals;

  .  depreciation and amortization;

  .  litigation settlement; and

  .  site abandonment costs.

   The following table sets forth, for the periods presented, the number of residences and units operated, average occupancy rates and sources of revenue for our Company. The portion of revenues received from state Medicaid agencies are labeled as "Medicaid state portion" while the portion of revenues that a Medicaid-eligible resident must pay out of his or her own resources is labeled "Medicaid resident portion".

                                                                      Three
                                                                     Months
                                                                      Ended
                                                                    September
                                                                       30,
                                                                   ------------
                                                                   1999   2000
                                                                   -----  -----
   Total Residences:
     Residences operated (end of period)..........................   181    185
     Units operated (end of period)............................... 6,986  7,148
     Average occupancy rate.......................................  76.0%  81.4%
   Sources of revenue:
     Medicaid state portion.......................................  10.5%  11.2%
     Medicaid resident portion....................................   6.0%   6.3%
     Private......................................................  83.5%  82.5%
                                                                   -----  -----
       Total...................................................... 100.0% 100.0%
                                                                   =====  =====

   The following tables set forth, for the periods presented, the compilation of operating results of the Same Store Residences. Same Store Residences are defined as those residences which were operating throughout comparable reporting periods.

                     COMPILATION OF SAME STORE RESIDENCES

                THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
               (in thousands except unit and average rent data)

                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                     --------------------  ------------------
                                       1999       2000       1999      2000
                                     ---------  ---------  --------  --------
Revenue............................. $  30,079  $  33,800  $ 83,383  $ 94,357
Residence operating expense.........    19,947     22,822    57,185    62,085
                                     ---------  ---------  --------  --------
  Residence operating income........    10,132     10,978    26,198    32,272
Building rentals....................     4,104      4,013    11,557    11,957
Depreciation and amortization.......     1,970      2,008     5,445     5,376
                                     ---------  ---------  --------  --------
    Total other operating expenses..     6,074      6,021    17,002    17,333
                                     ---------  ---------  --------  --------
Operating income.................... $   4,058  $   4,957  $  9,196  $ 14,939
                                     ---------  ---------  --------  --------
Residences operating................       175        175       165       165
Units operating.....................     6,747      6,747     6,350     6,350
Average occupancy rate (based on
 occupied units)....................      77.7%      82.6%     76.6%     83.1%
Weighted average rent............... $   1,912  $   1,969  $  1,883  $  1,967
Residence operating income margin...      33.7%      32.5%    31.42%     34.2%

Results of Operations

 Three months ended September 30, 2000 compared to three months ended September 30, 1999

   We incurred a net loss of $12.4 million, or $0.73 per basic and diluted share, on revenue of $35.3 million for the three months ended September 30, 2000 (the "September 2000 Quarter") as compared to a net loss of $6.3 million, or $0.37 per basic and diluted share, on revenue of $30.4 million for the three months ended September 30, 1999 (the "September 1999 Quarter").

   We had certificates of occupancy for 185 residences, all of which were included in our operating results as of the end of the September 2000 Quarter as compared to 181 residences included in our operating results as of the end of the September 1999 Quarter.

   Of the residences included in our operating results at the end of the September 2000 Quarter, we owned 115 residences and leased 70 residences, as compared to the end of the September 1999 Quarter at which we owned 111 residences and leased 70.

   Revenues. Revenues were $35.3 million for the September 2000 Quarter as compared to $30.4 million for the September 1999 Quarter, a net increase of $4.9 million.

   Revenue increases consisted of:

  .  $3.7 million related to the 175 Same Store Residences (6,747 units); and

  . $1.2 million related to the 10 residences (401 units) which commenced operations during or subsequent to the September 1999 Quarter.

   The increase in revenue from Same Store Residences resulted from a combination of:

  . An increase in average occupancy to 82.6% for the September 2000 Quarter as compared to 77.7% for the September 1999 Quarter; and

  . An increase in average monthly rental rate to $1,969 for the September 2000 Quarter as compared to $1,912 for the September 1999 Quarter.

   Residence Operating Expenses. Residence operating expenses were $24.0 million for the September 2000 Quarter compared to $20.5 million for the September 1999 Quarter, a net increase of $3.5 million.

   Of this increase:

  .  $2.9 million related to the 175 Same Store Residences (6,747 units); and

  . $600,000 related to the 10 residences (401 units) which commenced operations during or subsequent to the September 1999 Quarter.

   Residence operating expenses for the Same Store Residences were $22.8 million for the September 2000 Quarter as compared to $19.9 million for the September 1999 Quarter, an increase of $2.9 million.

   Of this increase in Same Store residence operating expenses:

  . $1.6 million related to increases in real estate taxes as a result of changes in assessments;

  . $400,000 related to increases in state and local taxes which include franchise and other revenue based taxes; and

  . $1.0 million related to expenses associated with the increase in average occupancy at the Same Store Residences subsequent to the September 1999 Quarter.

   Corporate, General and Administrative. Corporate, general and administrative expenses were $3.2 million for the September 2000 Quarter compared to $6.1 million for the September 1999 Quarter. Our corporate general and administrative expenses before capitalized payroll costs were $3.2 million for the September 2000 Quarter as compared to $6.2 million for the September 1999 Quarter, a decrease of approximately $3.0 million. As a result of the completion of our development projects, we did not capitalize payroll costs during the September 2000 Quarter. We capitalized $156,000 of payroll costs for the September 1999 Quarter. The decrease was due to the following:

  . $1.9 million as a result of decrease of professional, investor relations, and printing fees. Higher professional, investor relations, and printing fees in the September 1999 Quarter were associated with higher legal, financial advisory and accounting costs due to the restatement of our earnings for the years ended December 31, 1996 and 1997 and the first three quarters of 1998;

  . $1.2 million as a result of reimbursement of legal and professional fees from our insurance carrier as a result of the settlement of our litigation related to the restatement of the financial statements for the years ended December 31, 1996 and 1997 and the first three fiscal quarters of 1998. Of the $1.2 million in reimbursements, we incurred approximately $300,000 of these expenses during the September 2000 Quarter, approximately $300,000 during the six months ended June 30, 2000 and the remaining approximate $600,000 during the year ended December 31, 1999;

  .  $250,000 as a result of a decrease in payroll and payroll related costs;
     and

  .  $110,000 as a result of a decrease in travel and related costs.

     The decrease was offset by increases in corporate, general and administrative expenses of:

  . $420,000 as a result of increased network costs associated with the development of our communication infrastructure, including dial-up and intranet access for our remote locations.

   Building Rentals. Building rentals decreased to $4.0 million in the September 2000 Quarter from $4.1 million in the corresponding 1999 period, a decrease of $100,000. This decrease was due to an increase in the amortization of the deferred gain on the sale and leaseback of certain properties.

   Depreciation and Amortization. Depreciation and amortization expense was $2.6 million for the September 2000 Quarter compared to $2.3 million in the September 1999 Quarter, a net increase of $300,000. The increase is due to depreciation expense related to the ten residences that commenced operations during or subsequent to the September 1999 Quarter.

   Litigation Settlement. During the September 2000 Quarter we settled the class action litigation related to the restatement of our financial statements for the years ended December 31, 1996 and 1997 and the first three fiscal quarters of 1998. The total cost of this settlement to us was $10.0 million. Accordingly, we recognized a charge of $10.0 million during the September 2000 Quarter. We will receive reimbursements of approximately $1.2 million dollars from our corporate liability insurance carriers and other parties in relation to the settlement. The $1.2 million of reimbursements has been recorded as a reduction of corporate, general and administrative expenses as discussed above.

   Site Abandonment Costs. As the result of our decision to terminate new construction we recorded site abandonment costs of $57,000 in the September 1999 Quarter with respect to certain sites which we determined we would not develop.

   Interest Expense. Interest expense was $4.1 million for the September 2000 Quarter compared to $4.0 million for the September 1999 Quarter. Interest expense before capitalized interest for the September 2000 Quarter was $4.1 million compared to $4.2 million for the September 1999 Quarter, a decrease of approximately $100,000.

   As a result of the completion of our development projects, we did not capitalize interest costs in the September 2000 Quarter. In the September 1999 Quarter, we capitalized $258,000 of interest directly related to financing development activities.

   Interest Income. Interest income was $187,000 for the September 2000 Quarter compared to $308,000 for the September 1999 Quarter, a decrease of $121,000. The decrease in interest income is due to lower average cash balances available for investment during the September 2000 Quarter.

   Net Loss. As a result of the above, we incurred a net loss of $12.4 million or $0.73 per share for the September 2000 Quarter, compared to a net loss of $6.3 million, or $0.37 per share for the September 1999 Quarter.

 Nine Months ended September 30, 2000 compared to Nine Months ended September 30, 1999

   We incurred a net loss of $20.1 million, or $1.17 per basic and diluted share, on revenue of $102.6 million for the nine months ended September 30, 2000 (the "September 2000 YTD Period"), as compared to a net loss of $22.9 million or $1.34 per basic and diluted share, on revenues of $85.5 million for the nine months ended September 30, 1999 (the "September 1999 YTD Period").

   Revenues. Revenues were $102.6 million for the September 2000 YTD Period as compared to $85.5 million for the September 1999 YTD Period, a net increase of $17.1 million.

   Of this increase:

  .  $11.0 million related to the 165 Same Store Residences (6,350 units);
     and

  . $6.1 million related to 20 residences (798 units) which commenced operations during or subsequent to the September 1999 YTD Period.

   Revenues from Same Store Residences were $94.4 million for the September 2000 YTD Period as compared to $83.4 million for the September 1999 YTD Period, an increase of $11.0 million. The increase in revenue from Same Store Residences was a combination of:

  . An increase in average occupancy to 83.1% for the September 2000 YTD Period as compared to average occupancy of 76.6% for the September 1999 YTD Period; and

  . An increase in average monthly rental rate to $1,967 for the September 2000 YTD Period as compared to $1,883 for the September 1999 YTD Period.

   Residence Operating Expenses. Residence operating expenses were $69.0 million for the September 2000 YTD Period compared to $60.0 million for the September 1999 YTD Period, a net increase of $9.0 million.

   Of this increase:

  .  $4.9 million related to 165 Same Store Residences (6,350 units); and

  . $4.1 million related to the 20 residences (798 units) which commenced operations during or subsequent to the September 1999 YTD Period.

   Residence operating expenses for the Same Store Residences were $62.1 million for the September 2000 YTD Period as compared to $57.2 million for the September 1999 YTD Period, an increase of $4.9 million.

   Of this increase in Same Store residence operating expenses:

  . $2.0 million related to increases in real estate taxes as a result of changes in assessments;

  . $600,000 related to increases in state and local taxes which include franchise and other revenue based taxes; and

  . $2.3 million related to expenses associated with the increase in average occupancy at the Same Store Residences subsequent to the September 1999 YTD Period.

   Corporate, General and Administrative. Corporate, general and administrative expenses were $12.3 million for the September 2000 YTD Period compared to $15.4 million in the September 1999 YTD Period. Our corporate, general and administrative expenses before capitalized payroll costs were $12.3 million for the September 2000 YTD Period as compared to $16.0 million for the September 1999 YTD Period, a decrease of $3.7 million. As a result of the completion of our development projects, we did not capitalize payroll costs during the September 2000 YTD Period. We capitalized $569,000 of payroll costs for the September 1999 YTD Period. Corporate, general and administrative expenses decreased due to the following:

  . $1.2 million as a result of reimbursement of legal and professional fees from our insurance carrier as a result of the settlement of our litigation related to the restatement of the financial statements for the years ended December 31, 1996 and 1997 and the first three quarters of 1998. Of the $1.2 million in reimbursements, we incurred approximately $600,000 of these expenses during the September 2000 YTD Period and the remaining approximate $600,000 during the year ended December 31, 1999;

  . $900,000 as a result of decreased payroll and related expenses. Payroll expenses in the September 1999 YTD Period included $960,000 of separation costs related to certain terminated corporate employees as compared to $350,000 of such costs for the September 2000 YTD Period;

  . $2.3 million as a result of decreased professional fees. Higher professional fees in the September 1999 YTD Period were associated with higher legal, financial advisory and accounting costs due to regulatory issues, securityholder litigation and the restatement of our earnings for fiscal 1996 and 1997 periods and the interim 1998 periods;

  .  $240,000 as a result of a decrease in travel related expenses; and

  . $160,000 related to costs incurred in 1999 related to the closure of our home health operations.

   The decrease was offset by increases in corporate, general and administrative expenses of:

  . $820,000 as a result of increased network costs associated with the development of our communications infrastructure, including dial-up and intranet access for our remote locations; and

  . $250,000 as a result of increases in insurance cost, including increases in coverage and rates.

   Building Rentals. Building rentals were $12.0 million for the September 2000 YTD Period as compared to $11.6 million for the September 1999 YTD Period, an increase of $400,000. This increase was primarily due to the following:

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

   The increase was offset by a decrease in building rentals of:

  . $130,000 due primarily to the amendment of certain operating leases to contain escalating rent payments that are considered contingent. Prior to such amendment, the leases contained rent escalation clauses that were not deemed contingent, resulting in the recognition of lease expense on a straight line basis over the term instead of an a cash basis; and

  . $300,000 in amortization of gain on sale leaseback transactions during the September 2000 YTD period. The increase is due primarily to the amortization of the gain associated with the amended operating leases previously accounted for as financings as described above.

   Depreciation and Amortization. Depreciation and amortization expense was $7.3 million for the September 2000 YTD Period compared to $6.6 million for the September 1999 YTD Period, a net increase of $700,000. The increase in depreciation and amortization was due primarily to the depreciation expense related to the 20 new residences that opened during fiscal 1999.

   Litigation Settlement. During the September 2000 YTD Period we settled the class action litigation related to the restatement of our financial statements for the years ended December 31, 1996 and 1997 and the first three fiscal quarters of 1998. The total cost of this settlement to us was $10.0 million. Accordingly, we recognized a charge of $10.0 million during the September 2000 YTD Period. We will receive reimbursements of approximately $1.2 million dollars from our corporate liability insurance carriers and other parties in relation to the settlement. The $1.2 million of reimbursements has been recorded as a reduction of corporate, general and administrative expenses during the September 2000 YTD Period.

   Site Abandonment Costs. As the result of our decision to terminate new construction we recorded site abandonment costs of $4.8 million during the September 1999 YTD Period with respect to certain sites which we determined we would not develop. We do not anticipate incurring similar write-offs in the future.

   Interest Expense. Interest expense was $12.2 million for the September 2000 YTD Period as compared to $11.0 million for the September 1999 YTD Period. Interest expense before capitalized interest for the September 2000 YTD Period was $12.2 million as compared to $12.9 million for the September 1999 YTD Period, a net decrease of $700,000. This decrease was due to the following:

  . $840,000 due to the March 1999 amendment of 16 of our operating leases which were previously accounted for as financings, as discussed above. Accordingly, interest expense related to such leases prior to the date of the amendment, has been classified as building rentals, rather than interest expense as previously recorded; and

  . $95,000 due to interest expense associated with the repayment of joint venture advances in February 1999.

   The decrease was offset by increases in interest expense of:

  .  $35,000 due to increase in interest rate on variable rate debt; and

  .  $200,000 due to financing fees related to letters of credit.

   As a result of the completion of our development projects, we did not capitalize interest costs in the September 2000 YTD Period. In the September 1999 YTD Period, we capitalized $1.9 million of interest directly related to financing development activities.

   Other income (expense). Other income was $104,000 for the September 2000 YTD Period as compared to other expense of $138,000 for the September 1999 YTD Period. Other income earned during the September 2000 YTD Period primarily related to a contract to provide development services to a third party. Other expenses during the September 1999 YTD Period primarily related to the repurchase of the operations of 17 residences formerly operated pursuant to our joint venture agreements.

Liquidity and Capital Resources

   At September 30, 2000, we had a working capital deficit of $5.3 (including current portion of settlement payable of $9.0 million less settlement receivable of $1.2 million) and unrestricted cash and cash equivalents of $8.2 million.

   Net cash provided by operating activities was $1.2 million during the nine months ended September 30, 2000.

   Net cash provided by investing activities totaled $529,000 during the nine months ended September 30, 2000. The primary source of cash was $1.6 million related to the sale of marketable securities and a decrease of $1.0 million of restricted cash primarily related to the release of funds restricted in accordance to agreements with U.S. Bank National Association ("U.S. Bank"). We used $2.1 million of cash in investing activities related to capital expenditures.

   Net cash used in financing activities totaled $1.1 million during the nine months ended September 30, 2000. The use of cash in financing activities was due to payments on long term debt.

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

   On July 21, 2000, we finalized an agreement with U.S. Bank whereby U.S. Bank agreed to modify and waive certain financial covenants with which we would have otherwise failed to comply as of June 30, 2000. In exchange for the modification and waiver of financial covenants through the quarters ended June 30, 2000 and September 30, 2000, we provided three previously unencumbered Washington state properties as additional collateral. The agreement also provided for the release of $1.8 million of cash collateral currently held by U.S. Bank (see Note 2 of the financial statements included in Part I) upon the satisfaction of certain conditions, which were satisfied in August 2000. We cannot assure you that we will comply in the future with the modified financial covenants included in the agreement.

   Our ability to satisfy our obligations, including payments with respect to our outstanding indebtedness and lease obligations, will depend on future performance, which is subject to our ability to stabilize our operations, and to a certain extent, to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. On October 23, 2000, we made our first payment of approximately $2,255,000 towards the litigation settlement (see note 5 of the financial statements included in Part I) and on November 1, 2000 we made our $4.7 million semi-annual interest payment on our convertible subordinated debentures. We are obligated to pay the remaining $7.8 million related to the litigation settlement in accordance with a non-interest bearing note collateralized by eight residences and payable in three installments of approximately $2,255,000 each, due on January 23, 2001, April 23, 2001 and July 23, 2001, with final payment of $1.0 million due within 90 days following the July 23, 2001 payment. Additionally, our next $4.7 million semi-annual interest payment on our convertible subordinated debentures is due on May 1, 2001. We may also be required to reimburse our insurance carriers for up to $4.0 million of costs incurred by the carriers in connection with the securityholder litigation, depending on the outcome of a pending dispute over coverage (see Part II, Item I of this report).

   We believe that our current cash on hand, cash available from operations and potential financing secured by unencumbered residences will be sufficient to meet our working capital needs through October 2002. However, we have $161.3 million in principal amount of debentures maturing between November 2002 and May 2003. We are currently exploring various alternatives to address our financing needs and these maturities. We are seeking to obtain debt financing to fund potential working capital needs and the repurchase of some of our debentures in the open market. To the extent that we are successful in identifying a source of acceptable financing, we may also consider the repurchase of certain of our leased residences. In addition, we are also considering issuing new securities with longer maturities to the holders of our debentures in exchange for some or all of their debentures. We have unencumbered residences available to use as collateral for these various alternatives. No commitments are currently in place and there can be no assurance that our efforts will be successful, in which event we will have to consider other alternatives, including reorganization under the bankruptcy laws or raising highly dilutive capital through the issuance of equity or equity-related securities.

Recent Accounting Pronouncements

   In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." This statement is effective as of the first quarter of fiscal years beginning after June 15, 2000. We do not expect the adoption of this statement to have a significant impact on our financial condition or results of operations.

   In March 2000, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25, (FIN 44). We adopted the provisions of FIN 44 as of the reported effective dates and this adoption has not had a significant impact on our financial condition or results of operations.

                                 RISK FACTORS

   Set forth below are certain risks that we believe are material. This report on Form 10-Q, including the risks discussed below, contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be affected by risks and uncertainties, including without limitation, (i) our ability to control costs and improve operating margins, (ii) the degree to which our future operating results and financial condition will be affected by litigation described in this report, (iii) the possibility that we will experience slower fill-up of our newer residences and/or declining occupancy in our stabilized residences, either of which would adversely affect residence operating margins, (iv) our ability to operate our facilities in compliance with evolving regulatory requirements and (v) the possibility that we will not be able to obtain financing needed to fund our future operations and retire our 6% Debentures and our 5.625% Debentures due in 2002 and 2003, respectively. In light of such risks and uncertainties, our actual results could differ materially from such forward-looking statements. Except as may be required by law, we do not undertake any obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

We are highly leveraged; our loan and lease agreements contain financial covenants.

   We are highly leveraged. We had total indebtedness, including short term portion, of $233.6 million as of September 30, 2000. In addition, we had shareholders' equity of $69.6 million as of September 30, 2000. The degree to which we are leveraged could have important consequences, including:

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

   Several of our debt instruments and leases contain financial covenants, including debt to cash flow and net worth tests. Our credit agreements with U.S. Bank require us to comply with two financial ratios that became more restrictive commencing in the second quarter of 2000. On July 21, 2000, we finalized an agreement with U.S. Bank whereby U.S. Bank agreed to modify and waive these financial covenants with which we would have otherwise failed to comply as of June 30, 2000 and September 30, 2000. In exchange for the modification and waiver of financial covenants for the quarters ended June 30, 2000 and September 30, 2000, we provided three previously unencumbered Washington state properties as additional collateral. We cannot provide assurance that we will comply in the future with the modified financial covenants included in the agreement, or with the financial covenants set forth in our other debt instruments and leases. If we fail to comply with one or more of the U.S. Bank covenants or any other debt or lease covenants (after giving effect to any applicable cure period), the lender or lessor may declare us in default of the underlying obligation and exercise any available remedies, which may include:

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

We will require additional financing.

   Our ability to satisfy our obligations, including payments with respect to our outstanding indebtedness and lease obligations, will depend on future performance, which is subject to our ability to stabilize our operations, and to a certain extent, to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We had a total of $8.2 million of unrestricted cash and cash equivalents on hand and a working capital deficit of $5.3 million (including current portion of settlement payable of $9.0 million less settlement receivable of $1.2 million) as of September 30, 2000. On October 23, 2000, we made our first payment of approximately $2,255,000 towards the litigation settlement (see note 5 of the financial statements included in Part I) and on November 1, 2000 we made our $4.7 million semi-annual interest payment on our convertible subordinated debentures. We are obligated to pay the remaining $7.8 million related to the litigation settlement in accordance with a non-interest bearing note collateralized by eight residences and payable in three quarterly installments of approximately $2,255,000 each, due on January 23, 2001, April 23, 2001 and July 23, 2001, with final payment of $1.0 million due within 90 days following the July 23, 2001 payment. Additionally, our next $4.7 million semi-annual interest payment on our convertible subordinated debentures is due on May 1, 2001. We may also be required to reimburse our insurance carriers for up to $4.0 million of costs incurred by the carriers in connection with the securityholder litigation, depending on the outcome of a pending dispute over coverage (see Part II, Item I of this report).

   We believe that our current cash on hand, cash available from operations and potential financing secured by unencumbered residences will be sufficient to meet our working capital needs through October 2002. However, we have $161.3 million in principal amount of debentures maturing between November 2002 and May 2003. We are currently exploring various alternatives to address our financing needs and these maturities. We are seeking to obtain debt financing to fund potential working capital needs and the repurchase of some of our debentures in the open market. To the extent we are successful in identifying a source of acceptable financing, we may also consider the repurchase of certain of our leased residences. In addition, we are also considering issuing new securities with longer maturities to the holders of our debentures in exchange for some or all of their debentures. We have unencumbered residences available to use as collateral for these various alternatives. No commitments are currently in place and there can be no assurance that our efforts will be successful, in which event we will have to consider other alternatives, including reorganization under the bankruptcy laws or raising highly dilutive capital through the issuance of equity or equity-related securities.

   Approximately $27.5 million of our indebtedness was secured by letters of credit as of September 30, 2000 which in some cases have termination dates prior to the maturity of the underlying debt. As such letters of credit expire, beginning in 2003, we will need to obtain replacement letters of credit, post cash collateral or refinance the underlying debt. There can be no assurance that we will be able to procure replacement letters of credit from the same or other lending institutions on terms that are acceptable to us. In the event that we are unable to obtain a replacement letter of credit or provide alternate collateral prior to the expiration of any of these letters of credit, we would be in default on the underlying debt.

Possible American Stock Exchange delisting.

   Our common stock currently is listed on the American Stock Exchange ("AMEX") under the symbol "ALF," our 5.625% Debentures currently are listed on AMEX under the symbol "ALS5E03" and our 6.0% Debentures currently are listed on AMEX under the symbol "ALS6K02." AMEX recently notified us that we had fallen below certain of AMEX's continued listing guidelines and that it was reviewing our listing eligibility. In particular, we have incurred losses from continued operations for each of its past five fiscal years ending December 31, 1999, and the price per share of our common stock as quoted on AMEX recently has been below the minimum bid price of $1.00 per share.

   As of the date of this report, our securities have not been delisted. We may choose to effect a reverse stock split in the event that the price of our common stock does not otherwise meet the minimum bid requirement. However, we reported a net loss of $0.73 per basic and diluted share for the third quarter of 2000, and do not expect to report net income for the quarter or year ended December 31, 2000. We have provided AMEX with additional information and have been involved in ongoing discussions with AMEX in connection with its review of our listing eligibility. There can be no assurance, however, that our securities will continue to be listed on AMEX.

   If AMEX were to delist our securities, it is possible that the securities would continue to trade on other securities exchanges or in the over-the-counter market and that price quotations would be reported by such exchanges or through the Nasdaq Stock Market, Inc.'s National Market System or other sources. However, the extent of the public market for the securities and the availability of such quotations would depend upon such factors as the aggregate market value of each class of the securities, the interest in maintaining a market in such securities on the part of securities firms and other factors. There can be no assurance that any public market for our securities will exist in the event that such securities are delisted.

We may incur significant costs and liability as a result of litigation.

   We were served with a complaint, filed May 30, 2000 in the Marion (Indiana) Superior Court on behalf of the Commissioner of the Indiana State Department of Health. The complaint alleges that our facility in Logansport, Indiana, one of our 21 facilities in Indiana, is being operated as an unlicensed "health facility". It seeks to enjoin us from operating the Logansport facility as a "health facility" until we are in compliance with Indiana law, including obtaining an appropriate license, and paying a fine of up to $25,000 per day for each day of unlicensed operation. See Part II, Item 1 for a discussion of this litigation.

   After the Department of Health filed this lawsuit, we met with representatives of that Department to discuss our compliance with the State's laws on the services we provide our Logansport residents. It is our position that we are not operating an unlicensed "health facility," as the State claims, but that our services are consistent with those authorized for a Housing With Services Establishment pursuant to Indiana law. After that meeting with the Department's representatives, we submitted to the Department a settlement proposal that includes a detailed description of the services currently available at our Logansport facility. The Department has not yet responded to our settlement proposal. In the event that the Department were to refuse to settle this lawsuit, the Department may decide to file similar actions against our other Indiana facilities. Additionally, in the event the Department refuses to settle this lawsuit and we ultimately fail to prevail, our occupancy levels, revenues and operation costs at Logansport and/or our other Indiana facilities may be negatively impacted.

   We cannot predict the outcome of the foregoing litigation and currently are unable to predict the likelihood of success or the range of possible loss. However, if the foregoing litigation were determined adversely to us, such a determination could have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.

We are subject to significant government regulation.

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

  .  operating policies and procedures;

  .  fire prevention measures;

  .  environmental matters;

  .  resident characteristics;

  .  physical design and compliance with building and safety codes;

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

   During 1998, 1999 and the first nine months of 2000, these adverse actions resulted in minimal fines and temporary suspension of admissions at certain residences. On September 8, 2000, the State of Washington Department of Social and Health Services issued a notice of the imposition of a stop placement of admissions and the revocation of license of our facility in Sumner, Washington. We appealed that notice and the discovery process has not yet begun. The hearing is scheduled for February 20-23 and 26, 2001. Because regulations vary from one jurisdiction to another and because determinations regarding whether to make a license provisional, to suspend or revoke a license, or to impose a fine, are subject to administrative discretion, it is difficult for us to predict whether a particular remedy will be sought or obtained in any given case. These types of regulatory enforcement actions may adversely affect residence occupancy levels, revenues and costs of operation. We cannot guarantee that federal, state, or local governments will not impose additional restrictions on our activities that could materially adversely affect us. See "We may incur significant costs and liability as a result of litigation."

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

   State and federal governments are devoting increasing attention and resources to anti-fraud initiatives against health care providers. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and the Balanced Budget Act of 1997 expanded the penalties for health care fraud, including broader provisions for the exclusion of providers from the Medicaid program. We have established policies and procedures that we believe are sufficient to ensure that our facilities will operate in substantial compliance with these anti-fraud and abuse requirements. While we believe that our business practices are consistent with Medicaid criteria, those criteria are often vague and subject to change and interpretation. Aggressive anti-fraud actions, however, could have an adverse effect on our financial position, results of operations or cash flows.

Overbuilding in the assisted living industry.

   We believe that many assisted living markets have become or are on the verge of becoming overbuilt. Regulation and other barriers to entry into the assisted living industry are not substantial. In addition, because the segment of the population that can afford to pay our daily resident fee is finite, the development of new assisted living facilities could outpace demand. The short term effects of overbuilding include (a) significantly longer fill-up periods (2-3 years as compared to 12-18 months previously experienced), (b) pressure to lower or refrain from increasing rates and (c) competition for workers in already tight labor markets. Long-term effects include lower margins for an estimated 3-5 years until excess units are absorbed. We believe that each local market is different, and we are and will continue to react in a variety of ways to the specific competitive environment that exists in each market. There can be no assurance that we will be able to compete effectively in those markets where overbuilding exists, or that future overbuilding in other markets where we have opened residences will not adversely affect our operations.

We may not be able to attract and retain qualified employees and control labor costs.

   We compete with other providers of long-term care with respect to attracting and retaining qualified personnel. We also depend upon the available labor pool of low-wage employees. A shortage of qualified personnel may require us to enhance our wage and benefits packages in order to compete. Some of the states in which we operate impose licensing requirements on individuals serving as program directors at assisted living residences and others may adopt similar requirements. We cannot guarantee that our labor costs will not increase, or that, if they do increase, they can be matched by corresponding increases in revenues.

Our properties are geographically concentrated and we depend on the economies of the specific areas in which we operate our properties.

   We depend significantly on the economies of Texas, Indiana, Oregon, Ohio and Washington. As of September 30, 2000, 21.6% of our properties were in Texas, 11.4% in Indiana, 10.3% in Oregon, 9.7% in Ohio and 8.6% in Washington. Adverse changes in general economic factors affecting the respective health care industries or laws and regulatory environment in each of these states could have a material adverse effect on our financial condition and results of operations.

We depend on reimbursement by third-party payors.

   Although revenue at a majority of our residences come primarily from private payors, a portion of our revenues depend upon reimbursements from third-party government payors, including state Medicaid waiver programs. For the nine months ended September 30, 2000, direct payments received from Medicaid funded programs accounted for approximately 10.4% and 10.8% respectively, of our revenue. Also, our tenant-paid portion of Medicaid revenue accounted for approximately 5.9% and 6.1% respectively, of our revenue during the nine months ended September 30, 2000. We expect that state Medicaid waiver programs will continue to constitute a significant source of our revenue in the future. Furthermore, we cannot guarantee that our proportionate percentage of revenue received from Medicaid waiver programs will not increase. There are continuing efforts by governmental and private third-party payors to contain or reduce the costs of health care by lowering reimbursement rates, increasing case management review of services and negotiating reduced contract pricing. Recent changes include the development and implementation of a prospective payment system ("PPS") for reimbursement of various healthcare services. While it is unclear what effects PPS will have on our reimbursement from state Medicaid waiver programs, it is possible that our revenues and profitability may be affected adversely. Also, there has been, and our management expects that there will continue to be, additional proposals attempting to reduce the federal and some state budget deficits by limiting Medicaid reimbursement in general. Adoption of any of these proposals at either the federal or the state level could have a material adverse effect on our business, financial condition, results of operations and prospects.

   We anticipate that revenues at a majority of our residences will continue to come from private payors. However, we believe that locating residences in states with favorable regulatory and reimbursement climates should provide a stable source of residents eligible for Medicaid reimbursement to the extent that private pay residents are not available and, in addition, provide our private pay residents with alternative sources of income if their private funds are depleted and they become Medicaid eligible. Although we will seek to manage the mix of private paying tenants and Medicaid paying tenants residing in our facilities, any shift to a high Medicaid population could have an adverse affect on our financial position, results of operations or cash flows, particularly if third-party government payors such as Medicaid continue to seek limits on reimbursement rates.

Confidentiality of medical information.

   In 1996, the HIPAA law created comprehensive new requirements regarding the confidentiality of medical information that is or has been electronically transmitted or maintained. Under the 1996 law, Congress required the Department of Health and Human Services to promulgate regulations, which were proposed in November 1999. The requirements set forth in the proposed regulations are extensive and may require to us to significantly change the way we maintain and transmit healthcare information for our residents.

   Under the proposed regulations, healthcare providers must take "reasonable steps" to ensure that the provider, as well as the provider's business partners, comply with the law's requirements. Therefore, under the proposed regulations, we may be required to ensure that the other entities with which we do business are also in compliance with these laws. HIPAA also created certain consumer rights with which we may be required to comply, including a right of notice regarding our information practices, a right of access to inspect and copy such individual's protected medical information, and a right to receive an accounting of all disclosures made by us, with certain exceptions. Although the proposed regulations have not yet been finalized and it is anticipated that significant changes in the proposed regulations will occur prior to finalization, we do not expect that the costs to comply with the final regulations will have an adverse effect on our financial position, results of operations or cash flows.

Restrictions imposed by laws benefiting disabled persons.

   Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist that also may require us to modify existing residences to allow disabled persons to access the residences. We believe that our residences are either substantially in compliance with present requirements or are exempt from them. However, if required changes cost more than anticipated, or must be made sooner than anticipated, we would incur additional costs. Further legislation may impose additional burdens or restrictions related to access by disabled persons, and the costs of compliance could be substantial.

Medical waste.

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

   The provision of health care services entails an inherent risk of liability. In recent years, participants in the long-term care industry have been subject to an increasing number of lawsuits alleging malpractice or related legal theories. Many of these lawsuits involve large claims and significant defense costs. In addition, we may be subject to claims alleging violations of federal or state laws relating to safe working conditions, environmental matters and the use and disposal of hazardous or potentially hazardous substances such as medical waste. We currently maintain liability insurance intended to cover such claims. We believe our insurance is in keeping with industry standards. We cannot guarantee, however, that claims in excess of our insurance coverage or claims not covered by our insurance coverage will not arise. A successful claim against us not covered by, or in excess of, our insurance coverage could have a material adverse effect upon our financial condition or results of operations. We cannot guarantee that we will be able to renew liability insurance coverage or that, if such coverage is available, it will be available on acceptable terms. Our current policies are in effect through December 31, 2000.

We could incur significant costs related to environmental remediation or compliance.

   We are subject to various federal, state and local environmental laws, ordinances and regulations. Some of these laws, ordinances and regulations hold a current or previous owner, lessee or operator of real property liable for the cost of removal or remediation of some hazardous or toxic substances that could be located on, in or under such property. These laws and regulations often impose liability whether or not we knew of, or were responsible for, the presence of the hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial. Furthermore, there is no limit to our liability under such laws and regulations. As a result, our liability could exceed our property's value and aggregate assets. The presence of these substances or failure to remediate these substances properly may also adversely affect our ability to sell or lease the property, or to borrow using our property as collateral.

   We may be liable under some laws and regulations as an owner, operator or an entity that arranges for the disposal of hazardous or toxic substances at a disposal site. In that event, we may be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site. In connection with the ownership or operation of our properties, we could be liable for these costs, as well as some other costs, including governmental fines and injuries to persons or properties. As a result, any hazardous or toxic substances which are present, with or without our knowledge, at any property we hold or operate could have an adverse effect on our business, financial condition or results of operations.

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

   For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect our future earnings and cash flows. We had variable rate debt of $27.5 million outstanding at September 30, 2000 with a weighted average interest rate of 4.35%. Assuming that our balance of variable rate debt remains constant at $27.5 million, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in cash flows, of $275,000. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in cash flows, of $275,000.

 The table below presents principal cash flows and related weighted average interest rates by expected maturity dates (in thousands).

                                   December 31, Expected Maturity Date                  December 31, September 30,
                         -------------------------------------------------------------      1999         2000
                          2000    2001    2002     2003     2004   Thereafter  Total     Fair Value   Fair Value
                         ------  ------  -------  -------  ------  ---------- --------  ------------ -------------
Long-term Debt
  Fixed rate............ $  920  $  980  $ 1,025  $ 1,080  $1,140   $39,545   $ 44,690    $ 44,690     $ 44,836
  Average interest
  rate..................   7.93%   7.93%    7.93%    7.93%   7.93%     7.93%      7.93%
  Variable rate......... $  574  $  620  $   670  $   724  $  781   $25,384   $ 28,753    $ 28,753     $ 27,495
  Average interest
  rate..................   4.35%   4.35%    4.35%    4.35%   4.35%     4.35%      4.35%
                         ------  ------  -------  -------  ------   -------   --------    --------     --------
    Total long-term
    debt................ $1,494  $1,600  $ 1,695  $ 1,804  $1,921   $64,929   $ 73,443    $ 73,443     $ 72,331

Convertible debentures
  6.0% Debentures....... $  --   $  --   $86,250  $   --   $  --    $   --    $ 86,250    $ 50,888     $ 49,500
  Average interest
  rate..................    6.0%    6.0%     6.0%     6.0%    6.0%      6.0%       6.0%
  5.625% Debentures..... $  --   $  --   $   --   $75,000  $  --    $   --    $ 75,000    $ 43,500     $ 46,375
  Average interest
  rate..................  5.625%  5.625%   5.625%   5.625%  5.625%    5.625%     5.625%
                         ------  ------  -------  -------  ------   -------   --------    --------     --------
    Total convertible
    debentures.......... $  --   $  --   $86,250  $75,000  $  --    $   --    $161,250    $ 94,388     $ 95,875
                         ------  ------  -------  -------  ------   -------   --------    --------     --------
    Total long-term debt
    and convertible
    debentures.......... $1,494  $1,600  $87,945  $76,804  $1,921   $64,929   $234,693    $167,831     $168,206
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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

   We reached an agreement to settle the class action litigation relating to the restatement of our financial statements for the years ended December 31, 1996 and 1997 and the first three quarters of 1998 in September, 2000.

   The total cost of the settlement to us will be approximately $10,020,000 (less $1.0 million of legal fees and expenses to be reimbursed by our corporate liability insurance carriers and other reimbursements of approximately $193,000). We made a payment of approximately $2,255,000 on October 23, 2000 towards the settlement. The remaining amount due will be paid in accordance with a non-interest bearing note collateralized by eight residences, and payable in three installments of approximately $2,255,000 each, due on January 23, 2001, April 23, 2001 and July 23, 2001, with final payment of $1.0 million due within 90 days following the July 23, 2001 payment.

   As previously announced, the settlement had been pending the approval of our corporate liability insurance carriers. These carriers had raised certain coverage issues that resulted in the filing of litigation between us and the carriers. These carriers have now consented to the settlement, and we and the carriers have agreed to dismiss the litigation regarding coverage issues and to resolve those issues through mediation or binding arbitration, if the mediation were to fail. Mediation efforts subsequently failed, and we have initiated a binding arbitration proceeding. To the extent that the carriers are successful, we and the carriers have agreed that the carriers' recovery will not exceed $4.0 million. The parties have further agreed that payment of any such amount awarded will not be due in any event until 90 days after we have satisfied our obligations to the plaintiffs in the class action, with any such amount to be subordinated to new or refinancing of existing obligations. We believe that we have strong defenses regarding this dispute.

   As a result of the class action settlement, we have recorded a charge of approximately $10,020,000, which is partially offset by a reduction in general, and administrative expenses of approximately $1,193,000 as a result of the reimbursement of legal fees and expenses incurred in connection with the litigation. Accordingly, the settlement has resulted in an increase in net loss of $8,827,000 (or approximately $0.52 per basic and diluted share) for the third quarter of 2000 and for the year ending December 31, 2000.

   We were served with a complaint, filed May 30, 2000 in the Marion (Indiana) Superior Court on behalf of the Commissioner of the Indiana State Department of Health. The complaint alleges that our facility in Logansport, Indiana, one of our 21 facilities in Indiana, is being operated as an unlicensed "health facility." It seeks to enjoin us from operating the Logansport facility as a "health facility" until we are in compliance with Indiana law, including obtaining an appropriate license, and paying a fine of up to $25,000 per day for each day of unlicensed operation.

   After the Department of Health filed this lawsuit, we met with representatives of that Department to discuss our compliance with the State's laws on the services we provide our Logansport residents. It is our position that we are not operating an unlicensed "health facility," as the State claims, but that our services are consistent with those authorized for a Housing With Services Establishment pursuant to Indiana law. After the meeting with the Department's representatives, we submitted to the Department a settlement proposal that includes a detailed description of the services currently available at our Logansport facility. The Department has not yet responded to our settlement proposal. In the event that the Department were to refuse to settle this lawsuit, the Department may decide to file similar actions against our other Indiana facilities. Additionally, in the event the Department refuses to settle this lawsuit and we ultimately fail to prevail, our occupancy levels, revenues and operation costs at Logansport and/or our other Indiana facilities may be negatively impacted.

   We cannot predict the outcome of the $4.0 million dispute or the Indiana litigation and currently are unable to predict the likelihood of success or the range of possible loss. However, if these matters were determined adversely to us, such determinations could have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.

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

ITEM 6. Exhibits and Reports on Form 8-K

     (a) The following documents are filed as part of this report:

       Exhibit
       Number
       -------
        10.1   Employment Agreement with Drew Q. Miller
        12     Ratio of Earnings to Fixed Charges
        27     Financial Data Schedule

    (b) Reports on Form 8-K. We filed a report on Form 8-K on August 16, 2000 pursuant to Item 5 of Form 8-K stating the Company and certain of its past and present officers and directors (the "Plaintiffs") filed a lawsuit (the "Lawsuit") against National Union Fire Insurance Company of Pittsburgh, PA. and its directors and officers against certain losses, including alleged securities law claims.

      We filed a report on Form 8-K on September 1, 2000 pursuant to Item 5 of Form 8-K stating the Company had reached an agreement with respect to the class action litigation stemming from the restatement of its financial statements for the years ended December 31, 1996 and 1997 and the first three quarters of fiscal 1998.

                                  SIGNATURES

   Pursuant to the requirements of Sections 13 or 15(d) the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ASSISTED LIVING CONCEPTS, INC.
                                          Registrant

November 13, 2000                                  /s/ Drew Q. Miller
                                          By: _________________________________
                                             Name: Drew Q. Miller
                                             Title: Chief Financial Officer

November 13, 2000                               /s/ M. Catherine Maloney
                                          By: _________________________________
                                             Name: M. Catherine Maloney
                                             Title: Vice President and Chief
                                                 Accounting Officer