Form 10-K
period 2000-12-31
ASSISTED LIVING CONCEPTS INC
filed 2001-03-13
CIK 929994

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

                    11835 NE GLENN WIDING DRIVE, BUILDING E
                            PORTLAND, OR 97220-9057
                                 (503) 252-6233
  (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                   REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                             NAME OF EACH EXCHANGE
                   TITLE OF EACH CLASS                        ON WHICH REGISTERED
                   -------------------                       ---------------------
COMMON STOCK, PAR VALUE $.01                                 AMERICAN STOCK EXCHANGE
6.0% CONVERTIBLE SUBORDINATED DEBENTURES DUE NOVEMBER 2002   AMERICAN STOCK EXCHANGE
5.625% CONVERTIBLE SUBORDINATED DEBENTURES DUE MAY 2003      AMERICAN STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     NONE.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [ ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

     The Registrant had 17,120,745 shares of common stock, $.01 par value, outstanding at March 9, 2001. The aggregate market value of the voting stock held by non-affiliates of the registrant on such date was approximately $13.5 million.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     References in this report to "ALC," the "Company," "us" or "we" refer to Assisted Living Concepts, Inc. and its subsidiaries.

ITEM 1. BUSINESS

OVERVIEW

     We operate, own and lease free-standing assisted living residences. These residences are primarily located in small, middle-market, rural and suburban communities with a population typically ranging from 10,000 to 40,000. As of December 31, 2000 we had operations in 16 states.

     We also provide personal care and support services and make available routine nursing services (as permitted by applicable law) designed to meet the personal and health care needs of our residents. We believe that this combination of residential, personal care, support and health care services provides a cost-efficient alternative to, and affords an independent lifestyle for, individuals who do not require the broader array of medical services that nursing facilities are required by law to provide.

     We experienced significant and rapid growth between 1994 and 1998, primarily through the development of assisted living residences and, to a much lesser extent, through acquisition of assisted living residences. When we completed our initial public offering in November 1994 we had a base of five leased residences (137 units). We opened twenty residences (798 units) in 1999 and no new residences in 2000. As of December 31, 2000, we had 185 assisted living residences in operation representing an aggregate of 7,149 units. Of these residences, we owned 115 residences (4,515 units) and leased 70 residences (2,634 units). For the year ended December 31, 2000, our 165 Same Store Residences (those residences that had been operating in their entirety for both 1999 and 2000) had an average occupancy rate of 83.7% and an average monthly rental rate of $1,985 per unit.

     The principal elements of our business strategy are to:

     - increase occupancy and improve operating efficiencies at our existing base of residences;

     - reduce overhead costs where possible; and

     - establish necessary financing to meet maturing obligations.

     We anticipate that revenues at a majority of our residences will continue to come from private pay sources. However, we believe that by having located residences in states with favorable regulatory and reimbursement climates, we should have a stable source of residents eligible for Medicaid reimbursement to the extent that private pay residents are not available and, in addition, provide our private pay residents with alternative sources of income if their private funds are depleted and they become Medicaid eligible.

     Although we manage the mix of private paying tenants and Medicaid paying tenants residing in our facilities, any significant increase in our Medicaid population could have an adverse effect on our financial position, results of operations or cash flows, particularly if the states operating these programs continue to or more aggressively seek limits on reimbursement rates. See "Risk Factors -- We depend on reimbursement by third-party payors" included in Item 7.

     Assisted Living Concepts, Inc. is a Nevada corporation. Our principal executive offices are located at 11835 NE Glenn Widing Drive, Building E, Portland, Oregon 97220-9057, and our telephone number is (503) 252-6233.

RECENT DEVELOPMENTS

  Securityholder Litigation Settlement

     In September 2000, we reached an agreement to settle the class action litigation relating to the restatement of our financial statements for the years ended December 31, 1996 and 1997 and the first three fiscal quarters of 1998. This agreement received final court approval on November 30, 2000 and we were subsequently dismissed from the litigation with prejudice.

     The total cost of the settlement was approximately $10,020,000 (less $1.0 million of legal fees and expenses reimbursed by our corporate liability insurance carriers and other reimbursements of approximately $193,000). We made two payments of $2.3 million each on October 23, 2000 and January 23, 2001 towards the settlement. The remaining amount due will be paid in two payments of $2.3 million each, due on April 23, 2001 and July 23, 2001, and a final payment of $1.0 million due within 90 days following the July 23, 2001 payment.

     The settlement had been pending the approval of our corporate liability insurance carriers who had raised certain coverage issues that resulted in the filing of litigation between us and the carriers. These carriers consented to the settlement, and we and the carriers agreed to dismiss the litigation regarding coverage issues and to resolve those issues through binding arbitration. The arbitration proceeding is pending. To the extent that the carriers are successful, we and the carriers agreed that the carriers' recovery is not to exceed $4.0 million. The parties further agreed that payment of any such amount awarded will not be due in any event until 90 days after we have satisfied our obligations to the plaintiffs in the class action, with any such amount to be subordinated to new or refinancing of existing obligations. We believe that we have strong defenses regarding this dispute and consequently have not recorded a liability in relation to this matter.

     As a result of the class action settlement, we recorded a charge of approximately $10,020,000, which was partially offset by a reduction in general, and administrative expenses of approximately $1,193,000 as a result of the reimbursement of legal fees and expenses incurred in connection with the litigation. The settlement resulted in an increase in net loss of $8,827,000 (or approximately $0.52 per basic and diluted share) for the year ended December 31, 2000.

  Indiana Litigation Settlement

     In a lawsuit filed in 2000, the Indiana State Department of Health ("ISDH") had alleged that we were operating our Logansport, Indiana facility known as McKinney House, as a residential care facility without a license. We believe our services have been consistent with those of a "Housing with Services Establishment" (which is not required to be licensed) pursuant to Indiana Code
Section 12-10-15-1.

     To avoid the expense and uncertainty of protracted litigation and, also because we wished to assure the State that we operate in a manner that is consistent with Indiana law, we agreed to the following settlement on behalf of all facilities owned and operated by us in the State of Indiana. The State and ALC agreed upon a Program Description that clarifies the services that we can provide without requiring licensure as a residential care facility. This Program Description provides guidelines regarding the physical and medical condition of the residents in our facilities and the services to be provided to them. We agreed that prior to March 20, 2001, we will provide in-service training regarding the Program Description throughout our Indiana facilities. Under the Program Description, we must discharge residents who require certain types or levels of care that we agreed not to provide in Indiana. We are currently implementing the Program Description and, while its full impact is not now known, we do not expect the impact to be material to our financial condition, results of operations, cash flow and liquidity. Without admitting liability, we paid a civil penalty of $10,000. The State dismissed the lawsuit against us with prejudice.

  Management Changes

     On March 3, 2000, our Board of Directors announced the appointment of Wm. James Nicol and John Gibbons to the Board, including the appointment of Mr. Nicol as Chairman of the Board. We also announced the formation of an Executive Committee of our Board of Directors comprised of Dr. Keren Brown Wilson, Mr. Nicol and Mr. Gibbons. On March 3, 2000, we also announced the resignation of James W. Cruckshank as our Chief Financial Officer and the appointment of Mr. Gibbons as Interim Chief Financial Officer. At that time, we entered into a Separation and Consulting Agreement with Mr. Cruckshank, pursuant to which Mr. Cruckshank's employment agreement with us was terminated, and Mr. Cruckshank agreed to provide us with consulting services through the end of 2000. See "Executive
Compensation -- Agreements with Former Officers" included in Item 11.

     On March 16, 2000, we announced the appointment of Drew Q. Miller as Senior Vice President, Chief Financial Officer and Treasurer and the resignation of Mr. Gibbons as Interim Chief Financial Officer.

     On April 21, 2000, we eliminated the position of Vice President and Chief Operating Officer which had been held by Leslie Mahon. Keren Brown Wilson assumed these duties until her position of President and CEO was restructured in October, 2000.

     Effective October 19, 2000, Dr. Wilson resigned as President and Chief Executive Officer and from our Board. She will remain active with us, continuing to represent us at various assisted living industry events and providing consulting services to us, as requested, until December 31, 2001. We incurred a charge of $800,000 in the fourth quarter of 2000 in connection with her resignation, such amount to be paid out over the fourteen-month period ending December 31, 2001.

     Upon the resignation of Dr. Wilson, Mr. Nicol served as the Acting President and Chief Executive Officer until his permanent appointment. On November 8, 2000, our Board appointed Wm. James Nicol as President and Chief Executive Officer and Jill M. Krueger replaced Dr. Wilson on the Executive Committee.

     In January, 2001, our Board determined the Executive Committee was no longer needed and discontinued it.

  Annual Meeting of Shareholders

     On January 16, 2001, we held our annual shareholders' meeting. The sole purpose of this meeting was the re-election of two of our directors, Richard C. Ladd and Jill M. Krueger, and the election of four new directors, Wm. James Nicol (Chairman, President & Chief Executive Officer), John M. Gibbons, Leonard Tannenbaum and Bruce E. Toll. Following the meeting, Mr. Gibbons was appointed Vice Chairman of the Board.

  Modification and Amendment to Rights Agreement

     On November 8, 2000, we modified and amended our Rights Agreement to provide that the acquisition of up to $15.0 million in face value of our convertible debentures is not to be considered "beneficially owned," as defined under the Rights Agreement, for purposes of calculating whether a beneficial owner owns 15% or more of our common shares then outstanding, in which event certain rights as described in the Rights Agreement would arise.

  Amendment of Loan Documents

     On March 12, 2001, we amended certain loan documents with U. S. Bank National Association ("U.S. Bank"). Pursuant to the amendment, we agreed to pay fees of $34,700 in exchange for the following: the modification of certain financial covenants, and the waiver of U.S. Bank's right to declare an event of default for our failure to comply with certain financial covenants as of December 31, 2000 and for our anticipated failure to comply with certain financial covenants for the three months ending March 31, 2001. The amendment also provides the following: approval for us to repurchase for cash up to $25.0 million in face value of our convertible debentures prior to maturity; a requirement that we deposit $500,000 in cash collateral with U.S. Bank in the event certain regulatory actions are commenced with respect to the properties securing our obligations to U.S. Bank; and the requirement that U.S. Bank release such deposits to us upon satisfactory resolution of the regulatory action.

  Additional Financing

     In November 2000, we entered into a short-term bridge loan with Red Mortgage Capital, Inc. ("Red Mortgage") in the amount of $4.0 million secured by three previously unencumbered properties. This loan matures on August 1, 2001, requires monthly interest-only payments until maturity and bears interest at the greater of 10% or LIBOR plus 3.5%. We intend to replace this loan with long-term HUD financing prior to its maturity.

     On March 2, 2001, we entered into an agreement with Heller Healthcare Finance, Inc. ("Heller") for a $45.0 million line of credit, under which five wholly owned subsidiaries are the jointly and severally liable borrowers of any funds drawn. This line matures on August 31, 2002 and requires monthly interest-only payments until maturity. This line bears an interest rate of 3.85% over the three-month LIBOR rate floating monthly and will be secured by up to 32 properties owned by the borrowers and leased to another of our affiliates or us. We guaranteed the line. In addition to having paid a commitment fee of $450,000, we are to pay funding fees of 0.5% of the principal amount funded at the time of funding and pay an exit fee of 1.0% of the principal being repaid. The borrowers may elect to exercise up to three six-month extensions of the maturity date, subject to the satisfaction of certain conditions. We intend to replace a substantial portion of this financing with long-term HUD financing to the extent the processing time and increasing limitations by HUD on submission of applications and amount financed permit. While the line remains outstanding, we have agreed that all of our remaining unencumbered properties, except one, will remain unencumbered, unless the net proceeds of such financing are used to repurchase our convertible debentures or pay off other indebtedness (if approved by Heller). Proceeds of the line may be used for the payment of our shareholders' litigation settlement, the repurchase of 16 of our leased properties and the repurchase of some of our convertible debentures. Our initial draw on this line was $1.3 million on March 2, 2001.

  Option Cancellation

     In November 2000, the Board of Directors, at the recommendation of the Compensation Committee, approved an offer (the "Offer") to holders of options under both the 1994 Stock Option Plan and the Non-Executive Employee Equity Participation Plan. We agreed to make lump sum payments of $250 to each option holder who agreed to the cancellation of all of their options having an exercise price of $5.00 or greater ("Eligible Options"), except that certain executive officers, directors, and consultants were asked to agree to the cancellation of their Eligible Options without any such payment. We completed the Offer in December 2000, paying approximately $17,000 for the cancellation of options covering the issuance of 596,103 shares of common stock.

SERVICES

     Our residences offer residents a supportive, "home-like" setting and assistance with activities of daily living. Residents are individuals who, for a variety of reasons, cannot live alone, or elect not to do so, and do not need the 24-hour skilled medical care provided in nursing facilities. We design services provided to these residents to respond to their individual needs and to improve their quality of life. This individualized assistance is available 24 hours a day, to meet both anticipated and unanticipated needs, including routine health-related services, which are made available and are provided according to the resident's individual needs and state regulatory requirements. Available services include:

     - General services, such as meals, laundry and housekeeping;

     - Support services, such as assistance with medication, monitoring health status, coordination of transportation; and

     - Personal care, such as dressing, grooming and bathing.

     We also provide or arrange access to additional services beyond basic housing and related services, including physical therapy and pharmacy services.

     Although a typical package of basic services provided to a resident includes meals, housekeeping, laundry and personal care, we do not have a standard service package for all residents. Instead, we are able to accommodate the changing needs of our residents through the use of individual service plans and flexible staffing patterns. Our multi-tiered rate structure for services is based upon the acuity of, or level of services needed by, each resident. Supplemental and specialized health-related services for those residents requiring 24-hour supervision or more extensive assistance with activities of daily living are provided by third-party providers who are reimbursed directly by the resident or a third-party payor (such as Medicaid or long-term care insurance). Our policy is to assess the level of need of each resident regularly.

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

     We have established an infrastructure that includes 4 regional vice presidents of operations who oversee the overall performance and finances of each region, 16 regional operations managers who oversee the day-to-day operations of up to 10 to 12 residences, and team leaders who provide peer support for up to three to four residences. Residence personnel also are supported by corporate staff based at our headquarters. We also have regional property managers who oversee the maintenance of the residences and several regional marketing coordinators who assist with marketing the residence. Corporate and regional personnel work with the program directors to establish residence goals and strategies, quality assurance oversight, development of Company policies and procedures, government relations, marketing and sales, community relations, development and implementation of new programs, cash management, legal support, treasury functions, and human resource management.

COMPETITION

     The long-term care industry generally is highly competitive. We expect that the assisted living business, in particular, will become even more competitive in the future given the relatively low barriers to entry and continuing health care cost containment pressures.

     We compete with numerous other companies providing similar long-term care alternatives. We operate in 16 states and each community in which we operate provides a unique market. Overall, most of our markets include an assisted living competitor offering assisted living facilities that are similar in size, price and range of service. Our competitors include other companies that provide adult day care in the home, higher priced assisted living centers (typically larger facilities with more amenities), congregate care facilities where tenants elect the services to be provided, and continuing care retirement centers on campus like settings.

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

     We believe that many assisted living markets have become overbuilt. Regulation and other barriers to entry into the assisted living industry are not substantial. In addition, because the segment of the population that can afford to pay our daily resident fee is finite, the number of new assisted living facilities may outpace demand in some markets. The effects of such overbuilding include (a) significantly longer fill-up periods, (b) pressure to lower or refrain from increasing rates, (c) competition for workers in already tight labor markets and (d) lower margins until excess units are absorbed. We have experienced slower fill-up than expected of new residences in some markets as well as declining occupancy in our stabilized residences due to the increase in options available to potential new residents when units are vacated. We believe that each local market is different, and we are and will continue to react in a variety of ways, including selective price discounting, to the specific competitive environment that exists in each market. There can be no assurance that we will be able to compete effectively in those markets where overbuilding exists, or that future overbuilding in other markets where we operate our residences will not adversely affect our operations.

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

     In 1981, the federal government approved a Medicaid waiver program called Home and Community Based Care which was designed to permit states to develop programs specific to the healthcare and housing needs of the low-income elderly eligible for nursing home placement (a "Medicaid Waiver Program"). In 1986, Oregon became the first state to use federal funding for licensed assisted living services through a Medicaid Waiver Program authorized by the Health Care Financing Administration ("HCFA"). Under a Medicaid Waiver Program, states apply to HCFA for a waiver to use Medicaid funds to support community-based options for the low-income elderly who need long-term care. These waivers permit states to reallocate a portion of Medicaid funding for nursing facility care to other forms of care such as assisted living. In 1994, the federal government implemented new regulations which empowered states to further expand their Medicaid Waiver Programs and eliminated restrictions on the amount of Medicaid funding states could allocate to community-based care, such as assisted living. A limited number of states including Oregon, New Jersey, Texas, Arizona, Nebraska, Florida, Idaho and Washington currently have operating Medicaid Waiver Programs that allow them to pay for assisted living care. We participate in Medicaid programs in all of these states except Florida. Without a Medicaid Waiver Program, states can only use federal Medicaid funds for long-term care in nursing facilities.

     During the years ended December 31, 1998, 1999 and 2000, direct payments received from state Medicaid agencies accounted for approximately 10.7%, 10.4% and 11.1%, respectively, of our revenue while the tenant-paid portion received from Medicaid residents accounted for approximately 5.8%, 5.9% and 6.2%, respectively, of our revenue during these periods. We expect in the future that state Medicaid reimbursement programs will continue to constitute a significant source of our revenue.

GOVERNMENT REGULATION

     Our assisted living residences are subject to certain state statutes, rules and regulations, including those which provide for licensing requirements. In order to qualify as a state licensed facility, our residences must comply with regulations which address, among other things, staffing, physical design, required services and resident characteristics. As of December 31, 2000, we had obtained licenses in Oregon, Washington, Idaho, Nebraska, Texas, Arizona, Iowa, Louisiana, Ohio, New Jersey, Pennsylvania, Florida, Michigan, Georgia and South Carolina. We are not currently subject to state licensure requirements in Indiana. Our residences are also subject to various local building codes and other ordinances, including fire safety codes. These requirements vary from state to state and are monitored to varying degrees by state agencies.

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

     See Risk Factors, "We are subject to significant government regulation."

LIABILITY AND INSURANCE

     Providing services in the senior living industry involves an inherent risk of liability. Participants in the senior living and long-term care industry are subject to lawsuits alleging negligence or related legal theories, many of which may involve large claims and result in the incurrence of significant legal defense costs. We currently maintain insurance policies to cover such risks in amounts which we believe are in keeping with industry practice. There can be no assurance that a claim in excess of our insurance will not be asserted. A claim against us not covered by, or in excess of, our insurance, could have a material adverse affect on us.

     Based on poor loss experience, insurers for the long term care industry have become increasingly wary of liability exposures. A number of insurance carriers have stopped writing coverage to this market, and those remaining have increased premiums and deductibles substantially. While nursing homes have been the primary targets of these insurers, assisted living companies, including us, have experienced premium and deductible increases. During the claim year ended December 31, 2000, our professional liability insurance coverage included deductible levels of $100,000 per incident; for the claim year ending December 31, 2001 this deductible level has been replaced with a retention level of $250,000 for all states except Florida and Texas in which our retention level is $500,000. In certain states, particularly Florida and Texas, many long-term care providers are facing very difficult renewals. There can be no assurance that we will be able to obtain liability insurance in the future or that, if such insurance is available, it will be available on terms acceptable to us.

EMPLOYEES

     As of December 31, 2000 we had 3,613 employees, of whom 1,628 were full-time employees and 1,985 were part-time employees. None of our employees are represented by any labor union. We believe that our labor relations are generally good.

ITEM 2. PROPERTIES

     The following chart sets forth, as of December 31, 2000 the location, number of units, date of licensure, and ownership status of our residences. In addition, the chart sets forth occupancy rates as of December 31, 2000.

                                                          OPENING                    OCCUPANCY (%)
                   RESIDENCE                     UNITS    DATE(1)    OWNERSHIP(2)    AT 12/31/00(3)
                   ---------                     -----    -------    ------------    --------------
WEST REGION
Idaho
Burley.........................................     35     08/97        Leased           100.0
Caldwell.......................................     35     08/97        Leased           100.0
Garden City....................................     48     04/97         Owned            91.7
Hayden.........................................     39     11/96        Leased            94.9
Idaho Falls....................................     39     01/97         Owned            43.6
Moscow.........................................     35     04/97         Owned            40.0
Nampa..........................................     39     02/97        Leased            94.9
Rexburg........................................     35     08/97         Owned            77.1
Twin Falls.....................................     39     09/97         Owned            64.1
                                                 -----
          Sub Total............................    344                                    78.8
Oregon
Astoria........................................     28     08/96         Owned            92.9
Bend...........................................     46     11/95         Owned           100.0
Brookings......................................     36     07/96         Owned            97.2
Canby..........................................     25     12/90        Leased            96.0
Estacada.......................................     30     01/97         Owned            76.7
Eugene.........................................     47     08/97        Leased            93.6
Hood River.....................................     30     10/95         Owned           100.0
Klamath Falls..................................     36     10/96        Leased           100.0
Lincoln City...................................     33     10/94         Owned            78.8
Madras.........................................     27     03/91         Owned            96.3
Myrtle Creek...................................     34     03/96        Leased            79.4
Newberg........................................     26     10/92        Leased           100.0
Newport........................................     36     06/96        Leased            91.7
Pendleton......................................     39     04/91        Leased            87.2
Prineville.....................................     30     10/95         Owned            90.0
Redmond........................................     37     03/95        Leased            94.6
Silverton......................................     30     07/95         Owned            83.3
Sutherlin......................................     30     01/97        Leased            96.7
Talent.........................................     36     10/97         Owned            91.7
                                                 -----
          Sub Total............................    636                                    92.0
Washington
Battleground...................................     40     11/96        Leased            97.5
Bremerton(4)...................................     39     05/97         Owned            97.4
Camas..........................................     36     03/96        Leased            94.4
Enumclaw.......................................     40     04/97         Owned            95.0
Ferndale.......................................     39     10/98         Owned            92.3
Grandview......................................     36     02/96        Leased            91.7
Hoquiam........................................     40     07/97        Leased            82.5
Kelso..........................................     40     08/96        Leased            90.0

                                                          OPENING                    OCCUPANCY (%)
                   RESIDENCE                     UNITS    DATE(1)    OWNERSHIP(2)    AT 12/31/00(3)
                   ---------                     -----    -------    ------------    --------------
Kennewick......................................     36     12/95        Leased            86.1
Port Orchard...................................     39     06/97         Owned            89.7
Port Townsend..................................     39     01/98         Owned           100.0
Spokane........................................     39     09/97         Owned            92.3
Sumner(4)......................................     48     03/98         Owned            83.3
Vancouver......................................     44     06/96        Leased            86.4
Walla Walla....................................     36     02/96        Leased           100.0
Yakima.........................................     48     07/98         Owned            97.9
                                                 -----
          Sub Total............................    639                                    92.2
Arizona
Apache Junction................................     48     03/98         Owned            64.6
Bullhead City..................................     40     08/97        Leased            70.0
Lake Havasu....................................     36     04/97        Leased           100.0
Mesa...........................................     50     01/98         Owned            68.0
Payson.........................................     39     10/98         Owned            82.1
Peoria.........................................     50     07/99         Owned            42.0
Prescott Valley................................     39     10/98         Owned            87.2
Surprise.......................................     50     10/98         Owned            32.0
Yuma...........................................     48     03/98         Owned            93.8
                                                 -----
          Sub Total............................    400                                    69.3
CENTRAL REGION
Texas
Abilene........................................     38     10/96        Leased            86.8
Amarillo.......................................     50     03/96        Leased            96.0
Athens.........................................     38     11/95        Leased            94.7
Beaumont.......................................     50     04/96        Leased            78.0
Big Springs....................................     38     05/96        Leased            89.5
Bryan..........................................     30     06/96        Leased           100.0
Canyon.........................................     30     06/96        Leased            96.7
Carthage.......................................     30     10/95        Leased            96.7
Cleburne.......................................     45     01/96         Owned           100.0
Conroe.........................................     38     07/96        Leased            97.4
College Station................................     39     10/96        Leased            76.9
Denison........................................     30     01/96         Owned           100.0
Gainesville....................................     40     01/96        Leased           100.0
Greenville.....................................     41     11/95        Leased           100.0
Gun Barrel City................................     40     10/95        Leased            90.0
Henderson......................................     30     09/96        Leased            83.3
Jacksonville...................................     39     12/95        Leased            97.4
Levelland......................................     30     01/96        Leased            93.3
Longview.......................................     30     09/95        Leased           100.0
Lubbock........................................     50     07/96        Leased            88.0
Lufkin.........................................     39     05/96        Leased            87.2
Marshall.......................................     40     07/95        Leased            80.0
McKinney.......................................     39     01/97         Owned           100.0
McKinney.......................................     50     05/98         Owned            84.0
Mesquite.......................................     50     07/96        Leased            98.0

                                                          OPENING                    OCCUPANCY (%)
                   RESIDENCE                     UNITS    DATE(1)    OWNERSHIP(2)    AT 12/31/00(3)
                   ---------                     -----    -------    ------------    --------------
Midland........................................     50     12/96         Owned            84.0
Mineral Wells..................................     30     07/96        Leased           100.0
Nacogdoches....................................     30     06/96        Leased           100.0
Orange.........................................     36     03/96        Leased            88.9
Pampa..........................................     36     08/96        Leased            91.7
Paris Oaks.....................................     50     12/98         Owned           100.0
Plainview......................................     36     07/96        Leased            88.9
Plano..........................................     64     05/98         Owned            76.6
Port Arthur....................................     50     05/96         Owned            96.0
Rowlett........................................     36     10/96         Owned            97.2
Sherman........................................     39     10/95        Leased           102.6
Sulphur Springs................................     30     01/96         Owned            93.3
Sweetwater.....................................     30     03/96        Leased           100.0
Temple.........................................     40     01/97        Leased            80.0
Wichita Falls..................................     50     10/96        Leased           100.0
                                                 -----
          Sub Total............................  1,581                                    92.2
Nebraska
Beatrice.......................................     39     07/97        Leased            97.4
Blair..........................................     30     07/98         Owned            70.0
Columbus.......................................     39     06/98         Owned            97.4
Fremont........................................     39     05/98         Owned           100.0
Nebraska City..................................     30     06/98         Owned            90.0
Norfolk........................................     39     04/97        Leased            84.6
Seward.........................................     30     10/98         Owned            70.0
Wahoo..........................................     39     06/97        Leased            79.5
York...........................................     39     05/97        Leased            92.3
                                                 -----
          Sub Total............................    324                                    87.7
Iowa
Atlantic.......................................     30     09/98         Owned            86.7
Carroll........................................     35     01/99         Owned           100.0
Clarinda.......................................     35     09/98         Owned           100.0
Council Bluffs.................................     50     03/99         Owned            68.0
Denison........................................     35     05/98        Leased            88.6
Sergeant Bluff.................................     39     11/99         Owned            28.2
                                                 -----
          Sub Total............................    224                                    76.8
SOUTHEAST REGION
Georgia
Rome...........................................     39     08/99         Owned            51.3
Florida
Defuniak Springs...............................     39     07/99         Owned            53.9
Milton.........................................     39     06/99         Owned            79.5
NW Pensacola...................................     39     06/99         Owned            43.6
Quincy.........................................     39     04/99         Owned            48.7
                                                 -----
          Sub Total............................    156                                    56.4

                                                          OPENING                    OCCUPANCY (%)
                   RESIDENCE                     UNITS    DATE(1)    OWNERSHIP(2)    AT 12/31/00(3)
                   ---------                     -----    -------    ------------    --------------
Louisiana
Alexandria.....................................     48     07/98         Owned            45.8
Bunkie.........................................     39     01/99         Owned            59.0
Houma..........................................     48     08/98         Owned            89.6
Ruston.........................................     39     01/99         Owned            89.7
                                                 -----
          Sub Total............................    174                                    70.7
South Carolina
Aiken..........................................     39     02/98         Owned            97.4
Clinton........................................     39     11/97        Leased            89.7
Goose Creek....................................     39     08/98         Owned            79.5
Greenwood......................................     39     05/98        Leased            76.9
Greer..........................................     39     06/99         Owned            89.7
James Island...................................     39     08/98         Owned            97.4
North Augusta..................................     39     10/98         Owned            82.1
Port Royal.....................................     39     09/98         Owned            74.4
Summerville....................................     39     02/98         Owned            87.2
                                                 -----
          Sub Total............................    351                                    86.0
EAST REGION
Indiana
Bedford........................................     39     03/98         Owned            97.4
Bloomington....................................     39     01/98         Owned            41.0
Camby..........................................     39     12/98         Owned            87.2
Crawfordsville.................................     39     06/99         Owned           100.0
Elkhart........................................     39     09/97        Leased            76.9
Fort Wayne.....................................     39     06/98         Owned            53.9
Franklin.......................................     39     05/98         Owned            46.2
Huntington.....................................     39     02/98         Owned            87.2
Jeffersonville.................................     39     03/99         Owned            12.8
Kendallville...................................     39     05/98         Owned            48.7
Lafayette......................................     39     11/99         Owned            82.1
LaPorte........................................     39     10/98         Owned            53.9
Logansport.....................................     39     02/98         Owned            89.7
Madison........................................     39     10/97        Leased            74.4
Marion.........................................     39     03/98         Owned            43.6
Muncie.........................................     39     02/98         Owned            89.7
New Albany.....................................     39     05/98         Owned            74.4
New Castle.....................................     39     02/98         Owned            97.4
Seymour........................................     39     05/98         Owned            94.9
Shelbyville....................................     39     05/98         Owned            51.3
Warsaw.........................................     39     10/97         Owned            51.3
                                                 -----
          Sub Total............................    819                                    69.2
Michigan
Coldwater......................................     39     10/99         Owned            66.7
Kalamazoo......................................     39     11/99         Owned            66.7
Three Rivers...................................     39     04/99         Owned            56.4
                                                 -----
          Sub Total............................    117                                    63.3

                                                          OPENING                    OCCUPANCY (%)
                   RESIDENCE                     UNITS    DATE(1)    OWNERSHIP(2)    AT 12/31/00(3)
                   ---------                     -----    -------    ------------    --------------
New Jersey
Bridgeton......................................     39     03/98         Owned            89.7
Burlington.....................................     39     11/97         Owned            94.9
Egg Harbor.....................................     39     04/99         Owned            97.4
Glassboro......................................     39     03/97        Leased            97.4
Millville......................................     39     05/97        Leased            92.3
Pennsville.....................................     39     11/97         Owned            94.9
Rio Grande.....................................     39     11/97         Owned            94.9
Vineland.......................................     39     01/97        Leased            82.1
                                                 -----
          Sub Total............................    312                                    93.0
Ohio
Bellefontaine..................................     35     03/97         Owned            48.6
Bucyrus........................................     35     01/97         Owned           100.0
Cambridge......................................     39     10/97         Owned           100.0
Celina.........................................     39     04/97         Owned            76.9
Defiance.......................................     35     02/96         Owned            94.3
Findlay........................................     39     03/97         Owned            56.4
Fremont........................................     39     07/97        Leased            92.3
Greenville.....................................     39     02/97         Owned           100.0
Hillsboro......................................     39     03/98         Owned            53.9
Kenton.........................................     35     03/97         Owned            91.4
Lima...........................................     39     06/97         Owned            28.2
Marion.........................................     39     04/97         Owned            92.3
Newark.........................................     39     10/97        Leased           100.0
Sandusky.......................................     39     09/98         Owned            59.0
Tiffin.........................................     35     06/97        Leased            85.7
Troy...........................................     39     03/97        Leased           100.0
Wheelersburg...................................     39     09/97        Leased            59.0
Zanesville.....................................     39     12/97         Owned            92.3
                                                 -----
          Sub Total............................    682                                    79.3
Pennsylvania
Butler.........................................     39     12/97         Owned            94.9
Hermitage......................................     39     03/98         Owned            64.1
Indiana........................................     39     03/98         Owned            71.8
Johnstown......................................     39     06/98         Owned            56.4
Latrobe........................................     39     12/97         Owned            92.3
Lower Burrell..................................     39     01/97         Owned           102.6
New Castle.....................................     39     04/98         Owned            94.9
Penn Hills.....................................     39     05/98         Owned            79.5
Uniontown......................................     39     06/98         Owned            92.3
                                                 -----
          Sub Total............................    351                                    82.9
                                                 -----
          Grand Total..........................  7,149                                    83.0%
                                                 =====

---------------
(1) Reflects the date operations commenced, typically the licensure date for developed residences and the date of purchase for acquired residences.

(2) As of December 31, 2000, we owned 115 residences and we leased 70 residences pursuant to long-term operating leases. Of the 115 owned residences, 37 are subject to permanent mortgage financing, 3 are subject to short-term loans which we intend to replace with permanent HUD mortgage financing, 8 secure our litigation payable, 3 were added as additional security for one lender and 16 were used as collateral for a financing that occurred subsequent to December 31, 2000. See Notes 5, 8 and 19 to the consolidated financial statements included elsewhere herein.

(3) Occupancy is calculated based upon occupied units at December 31, 2000.

(4) As of December 31, 2000, Bremerton and Sumner had received notices of stop placement of admissions and Sumner had received a notice of license revocation from the State of Washington Department of Social and Health Services. These matters were still outstanding at the time of this filing.

     In 2000, we also leased office space for the corporate office in Portland, Oregon and the regional offices in Vancouver, WA; Dallas, Texas; Omaha, Nebraska; and Dublin, Ohio.

ITEM 3. LEGAL PROCEEDINGS

  Securityholder Litigation Settlement

     In September 2000, we reached an agreement to settle the class action litigation relating to the restatement of our financial statements for the years ended December 31, 1996 and 1997 and the first three fiscal quarters of 1998. This agreement received final court approval on November 30, 2000 and we were subsequently dismissed from the litigation with prejudice.

     The total cost of the settlement was approximately $10,020,000 (less $1.0 million of legal fees and expenses reimbursed by our corporate liability insurance carriers and other reimbursements of approximately $193,000). We made two payments of $2.3 million each on October 23, 2000 and January 23, 2001 towards the settlement. The remaining amount due will be paid in two payments of $2.3 million each, due on April 23, 2001 and July 23, 2001, and a final payment of $1.0 million due within 90 days following the July 23, 2001 payment.

     The settlement had been pending the approval of our corporate liability insurance carriers who had raised certain coverage issues that resulted in the filing of litigation between us and the carriers. These carriers consented to the settlement, and we and the carriers agreed to dismiss the litigation regarding coverage issues and to resolve those issues through binding arbitration. The arbitration proceeding is pending. To the extent that the carriers are successful, we and the carriers agreed that the carriers' recovery is not to exceed $4.0 million. The parties further agreed that payment of any such amount awarded will not be due in any event until 90 days after we have satisfied our obligations to the plaintiffs in the class action, with any such amount to be subordinated to new or refinancing of existing obligations. We believe that we have strong defenses regarding this dispute and consequently have not recorded a liability in relation to this matter.

     As a result of the class action settlement, we recorded a charge of approximately $10,020,000, which was partially offset by a reduction in general, and administrative expenses of approximately $1,193,000 as a result of the reimbursement of legal fees and expenses incurred in connection with the litigation. The settlement resulted in an increase in net loss of $8,827,000 (or approximately $0.52 per basic and diluted share) for the year ended December 31, 2000.

  Indiana Litigation Settlement

     In a lawsuit filed in 2000, the Indiana State Department of Health ("ISDH") had alleged that we were operating our Logansport, Indiana facility known as McKinney House as a residential care facility without a license. We believe our services have been consistent with those of a "Housing with Services Establishment" (which is not required to be licensed) pursuant to Indiana Code
Section 12-10-15-1.

     To avoid the expense and uncertainty of protracted litigation and, also because we wished to assure the State that we operate in a manner that is consistent with Indiana law, we agreed to the following settlement on behalf of all facilities owned and operated by us in the State of Indiana. The State and ALC agreed upon a Program Description that clarifies the services that we can provide without requiring licensure as a residential care facility. This Program Description provides guidelines regarding the physical and medical condition of the residents in our facilities and the services to be provided to them. We agreed that prior to March 20, 2001, we will provide in-service training regarding the Program Description throughout our Indiana facilities. Under the Program Description, we must discharge residents who require certain types or levels of care that we agreed not to provide in Indiana. We are currently implementing the Program Description and, while its full impact is not now known, we do not expect the impact to be material to our financial condition, results of operations, cash flow and liquidity. Without admitting liability, we paid a civil penalty of $10,000. The State dismissed the lawsuit against us with prejudice.

  Other Litigation

     In addition to the matters referred to in the immediately preceding paragraphs, we are involved in various lawsuits and claims arising in the normal course of business. In the aggregate, such other suits and claims should not have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     We held our Annual Meeting of Stockholders on January 16, 2001. The meeting involved the election of six directors. The directors who were nominated and elected to serve as directors until the 2002 Annual Meeting of Stockholders and, in each case, until their respective successors are duly elected and qualified were Wm. James Nicol, John M. Gibbons, Jill M. Krueger, Richard C. Ladd, Bruce
E. Toll and Leonard Tannenbaum. Shares represented at the annual meeting were 15,669,644 of total outstanding shares of 17,120,745 to reach a quorum of 91.5%. The results of the election were at least 87.3% in favor of each of the above six directors.

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

                                            1998                1999(1)               2000
                                      ----------------      ---------------      --------------
                                       HIGH      LOW         HIGH      LOW       HIGH      LOW
                                      ------    ------      ------    -----      -----    -----
Years ended December 31:
  1st Quarter.......................  $21.63    $17.50      $14.50    $3.31      $2.38    $1.31
  2nd Quarter.......................   21.38     14.13        3.31     2.88       1.50     0.63
  3rd Quarter.......................   18.00     12.44          --       --       0.88     0.44
  4th Quarter.......................   14.50      9.88        2.25      .81       0.63     0.19

---------------
(1) On April 15, 1999, the AMEX halted trading in the Common Stock. Trading was resumed on October 4, 1999 after our restatement related to the years ended December 31, 1996 and 1997 and the first three fiscal quarters of 1998 was completed.

     As of December 31, 2000, we had approximately 99 holders of record of Common Stock. We are unable to estimate the number of additional shareholders whose shares are held for them in street name or nominee accounts.

     Our current policy is to retain any earnings to finance the operations of our business. In addition, certain outstanding indebtedness and certain lease agreements restrict the payment of cash dividends. It is anticipated that the terms of future debt financing may do so as well. Therefore, the payment of any cash dividends on the Common Stock is unlikely in the foreseeable future.

     Our common stock currently is listed on the AMEX under the symbol "ALF," our 5.625% Convertible Subordinated Debentures due 2003 (the "5.625% Debentures") currently are listed on AMEX under the symbol "ALS5E03" and our 6.0% Convertible Subordinated Debentures due 2002 (the "6.0% Debentures") currently are listed on AMEX under the symbol "ALS6K02." AMEX recently notified us that we had fallen below certain of AMEX's continued listing guidelines and that it was reviewing our listing eligibility. In particular, we have incurred losses from continued operations for each of its past six fiscal years ending December 31, 2000, and the price per share of our common stock as quoted on AMEX recently has been below the minimum bid price of $1.00 per share. We may choose to effect a reverse stock split in the event that the price of our common stock does not otherwise meet the minimum bid requirement. However, we reported a net loss of $1.51 per basic and diluted share for the year ended December 31, 2000, and may not report net income in the near future. We have provided AMEX with additional information and have been involved in ongoing discussions with AMEX in connection with its review of our listing eligibility. While AMEX has decided not to delist us at this time, they will continue to review our listing status on a quarterly basis.

     If AMEX were to delist our securities, it is possible that the securities would continue to trade on the over-the-counter market. However, the extent of the public market for the securities and the availability of quotations would depend upon such factors as the aggregate market value of each class of the securities, the interest in maintaining a market in such securities on the part of securities firms and other factors. There can be no assurance that any public market for our securities will exist in the event that such securities are delisted.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected historical consolidated financial data. The consolidated statement of operations data for the years ended December 31, 1998, 1999 and 2000, as well as the consolidated balance sheet data as of December 31, 1999 and 2000, are derived from our consolidated financial statements included elsewhere in this report which have been audited by KPMG LLP, independent auditors. You should read the selected financial data below in conjunction with our consolidated financial statements, including the related notes, and the information in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                             YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------------------
                                                               1996       1997        1998        1999        2000
                                                              -------    -------    --------    --------    --------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue.....................................................  $21,022    $49,605    $ 89,384    $117,489    $139,423
Operating expenses:
  Residence operating expenses..............................   14,055     31,591      57,443      81,767      95,032
  Corporate general and administrative......................    1,864      4,050      11,099      21,178      18,365
  Building rentals..........................................    3,949      7,969      12,764      15,367      16,004
  Depreciation and amortization.............................    1,094      3,683       6,339       8,981       9,923
  Litigation settlement.....................................       --         --          --          --      10,020
  Terminated merger expense.................................       --         --       1,068         228          --
  Site abandonment costs....................................       --         --       2,377       4,912          --
  Write-off of impaired assets and related expenses.........       --         --       8,521          --          --
                                                              -------    -------    --------    --------    --------
        Total operating expenses............................   20,962     47,293      99,611     132,433     149,344
                                                              -------    -------    --------    --------    --------
Operating income (loss).....................................       60      2,312     (10,227)    (14,944)     (9,921)
                                                              -------    -------    --------    --------    --------
Other income (expense):
  Interest expense..........................................   (1,146)    (4,946)    (11,039)    (15,200)    (16,363)
  Interest income...........................................      455      1,526       3,869       1,598         786
  Gain (loss) on sale of assets.............................     (854)    (1,250)       (651)       (127)         13
  Loss on sale of marketable securities.....................       --         --          --          --        (368)
  Debenture conversion costs................................     (426)        --          --          --          --
  Other income (expense), net...............................       (4)      (121)     (1,174)       (260)         67
                                                              -------    -------    --------    --------    --------
        Total other expense.................................   (1,975)    (4,791)     (8,995)    (13,989)    (15,865)
                                                              -------    -------    --------    --------    --------
Loss before cumulative effect of change in accounting
  principle.................................................   (1,915)    (2,479)    (19,222)    (28,933)    (25,786)
Cumulative effect of change in accounting principle.........       --         --      (1,523)         --          --
                                                              -------    -------    --------    --------    --------
Net loss....................................................  $(1,915)   $(2,479)   $(20,745)   $(28,933)   $(25,786)
                                                              =======    =======    ========    ========    ========
Basic and diluted net loss per common share:
Loss before cumulative effect of change in accounting
  principle.................................................  $ (0.23)   $ (0.21)   $  (1.18)   $  (1.69)   $  (1.51)
Cumulative effect of change in accounting principle.........       --         --       (0.09)         --          --
                                                              -------    -------    --------    --------    --------
Basic and diluted net loss per common share.................  $ (0.23)   $ (0.21)   $  (1.27)   $  (1.69)   $  (1.51)
                                                              =======    =======    ========    ========    ========
Basic and diluted weighted average common shares
  outstanding...............................................    8,404     11,871      16,273      17,119      17,121
                                                              =======    =======    ========    ========    ========

                                                                                  AT DECEMBER 31,
                                                              --------------------------------------------------------
                                                                1996        1997        1998        1999        2000
                                                              --------    --------    --------    --------    --------
                                                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...................................  $  2,105    $ 63,269    $ 55,036    $  7,606    $  9,889
Working capital (deficit)...................................   (27,141)     40,062      43,856          37     (16,983)
Total assets................................................   147,223     324,367     414,669     346,188     336,458
Long-term debt, excluding current portion...................    49,663     157,700     266,286     233,199     231,657
Shareholders' equity........................................    56,995     132,244     119,197      89,344      63,886

                            QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)
       (IN THOUSANDS EXCEPT PER SHARE, OCCUPANCY AND AVERAGE RENTAL DATA)

                                      1999 QUARTERLY FINANCIAL DATA                       2000 QUARTERLY FINANCIAL DATA
                             ------------------------------------------------   -------------------------------------------------
                               1ST       2ND       3RD       4TH     YEAR TO      1ST       2ND       3RD        4TH     YEAR TO
   RESULTS OF OPERATIONS       QTR       QTR       QTR       QTR       DATE       QTR       QTR       QTR        QTR       DATE
   ---------------------     -------   -------   -------   -------   --------   -------   -------   --------   -------   --------
Revenue....................  $26,583   $28,479   $30,398   $32,029   $117,489   $33,132   $34,146   $ 35,308   $36,837   $139,423
Operating income (loss)....   (4,243)   (6,115)   (2,561)   (2,025)   (14,944)       28       434     (8,598)   (1,785)    (9,921)
Net loss...................   (7,660)   (9,006)   (6,256)   (6,011)   (28,933)   (3,791)   (3,821)   (12,445)   (5,729)   (25,786)
Basis and diluted net loss
  per common share(1)......  $ (0.45)  $ (0.53)  $ (0.37)  $ (0.35)  $  (1.69)  $  (.22)  $  (.22)  $   (.73)  $  (.34)  $  (1.51)
Basic and diluted weighted
  average common shares
  outstanding..............   17,116    17,116    17,121    17,121     17,119    17,121    17,121     17,121    17,121     17,121
Average monthly rental rate
  per unit.................  $ 1,871   $ 1,881   $ 1,903   $ 1,926   $  1,898   $ 1,947   $ 1,974   $  2,002   $ 2,038   $  1,991
Average occupancy
  rate(2)..................     72.9%     74.3%     76.0%     77.5%      75.1%     78.4%     79.8%      81.4%     83.1%      80.7%
End of period occupancy
  rate(2)..................     73.2%     75.9%     76.5%     78.7%      78.7%     79.6%     81.6%      82.6%     83.0%      83.0%

---------------
(1) Quarter net loss per share amounts may not add to the full year total due to rounding.

(2) Based upon available units.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We operate, own and lease free-standing assisted living residences. These residences are primarily located in small middle-market rural and suburban communities with a population typically ranging from 10,000 to 40,000. We provide personal care and support services, and make available routine nursing services (as permitted by applicable law) designed to meet the personal and health care needs of our residents. As of December 31, 2000, we had operations in 16 states.

     We experienced significant and rapid growth between 1994 and 1998, primarily through the development of assisted living residences and, to a lesser extent, through the acquisition of assisted living residences. At the closing of our initial public offering in November 1994, we had an operating base of five leased residences (137 units) located in Oregon. We opened twenty residences (798 units) in 1999 and no residences in 2000. As of December 31, 2000, we operated 185 residences (7,149 units), of which we owned 115 residences (4,515 units) and leased 70 residences (2,634 units).

     We derive our revenues primarily from resident fees for the delivery of assisted living services. Resident fees typically are paid monthly by residents, their families, state Medicaid agencies or other third parties. Resident fees include revenue derived from a multi-tiered rate structure, which varies based on the level of care provided. Resident fees are recognized as revenues when services are provided. Our operating expenses include:

     - residence operating expenses, such as staff payroll, food, property taxes, utilities, insurance and other direct residence operating expenses;

     - general and administrative expenses consisting of regional management and corporate support functions such as legal, accounting and other administrative expenses;

     - building rentals; and

     - depreciation and amortization.

     We anticipate that the majority of our revenues will continue to come from private pay sources. However, we believe that by having located residences in states with favorable regulatory and reimbursement climates, we should have a stable source of residents eligible for Medicaid reimbursement to the extent that private pay residents are not available and, in addition, provide our private pay residents with alternative sources of income when their private funds are depleted and they become Medicaid eligible.

     Although we manage the mix of private paying tenants and Medicaid paying tenants residing in our facilities, any significant increase in our Medicaid population could have an adverse effect on our financial position, results of operations or cash flows, particularly if states operating these programs continue to or more aggressively seek limits on reimbursement rates. See "Risk Factors -- We depend on reimbursement by third-party payors."

     We believe that our current cash on hand, cash available from operations and financing by Heller will be sufficient to meet our working capital needs through July 2002. However, we will have up to $45.0 million in principal from the Heller financing maturing on August 31, 2002 (unless the five wholly owned subsidiaries, which are the borrowers, are able to and do extend the maturity dates for up to three six-month extensions), and have $161.3 million (less any amounts repurchased with the Heller line of credit) in principal amount of convertible debentures maturing between November 2002 and May 2003. We also expect the cost to maintain our long-lived assets in their present condition to increase; however, we cannot yet estimate the financial impact since our experience is limited due to the newness of these assets.

     We are currently exploring various alternatives to address our financing needs and the maturities of our long-term debt. The Heller and Red Mortgage financings have been sought to fund potential working capital needs, to fund the cost of our shareholders' litigation settlement, the repurchase of 16 of our leased properties and the repurchase of some of our convertible debentures in the open market. We expect to replace the Red Mortgage financing with long-term HUD mortgage loans and we also expect to replace a substantial portion of the Heller financing with long-term HUD mortgage loans, to the extent the processing time and increasing limitations by HUD on submission of applications and amount financed permit. In addition, we are also considering issuing new securities with longer maturities to the holders of our convertible debentures in exchange for some or all of their debentures. We have 48 unencumbered residences available to use as collateral for these various alternatives, 47 of which are subject to negative covenants not to encumber them except under certain circumstances, including the use of the net proceeds of the financing which they secure for the reduction of our indebtedness to our convertible debenture holders. No commitments are currently in place and there can be no assurance that our efforts will be successful, in which event we will have to consider other alternatives, including reorganization under the bankruptcy laws or raising highly dilutive capital through the issuance of equity or equity-related securities.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods presented, operating expenses as a percentage of revenue.

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1999      2000
                                                              ------    ------    ------
Revenue.....................................................  100.0%    100.0%    100.0%
Operating expenses:
  Residence operating expenses..............................   64.3%     69.6%     68.1%
  Corporate general and administrative......................   12.4%     18.0%     13.2%
  Building rentals..........................................   12.8%     12.0%     10.6%
  Building rentals to related party.........................    1.5%      1.1%      0.9%
  Depreciation and amortization.............................    7.1%      7.6%      7.1%
  Litigation settlement.....................................     --        --       7.2%
  Terminated merger expense.................................    1.2%      0.2%       --
  Site abandonment costs....................................    2.7%      4.2%       --
  Write-off of impaired assets and related expenses.........    9.5%       --        --
                                                              -----     -----     -----
          Total operating expenses..........................  111.4%    112.7%    107.1%
                                                              -----     -----     -----
Operating loss..............................................  (11.4)%   (12.7)%    (7.1)%
                                                              -----     -----     -----
Other income (expense):
  Interest expense..........................................  (12.4)%   (12.9)%   (11.7)%
  Interest income...........................................    4.3%      1.4%      0.6%
  Gain (loss) on sale of assets.............................   (0.7)%    (0.1)%      --
  Loss on sale of marketable securities.....................     --        --      (0.3)%
  Other income (expense), net...............................   (1.3)%    (0.2)%      --
                                                              -----     -----     -----
          Total other income (expense)......................  (10.1)%   (11.9)%   (11.4)%
                                                              -----     -----     -----
Loss before cumulative effect of change in accounting
  principle.................................................  (21.5)%   (24.6)%   (18.5)%
Cumulative effect of change in accounting principle.........   (1.7)%      --        --
                                                              -----     -----     -----
Net loss....................................................  (23.2)%   (24.6)%   (18.5)%
                                                              =====     =====     =====

     The following table sets forth, for the periods presented, the number of total residences and units operated, average occupancy rates and the sources of our revenue. The portion of revenues received from state Medicaid agencies are labeled as "Medicaid state portion" while the portion of our revenues that a Medicaid-eligible resident must pay out of his or her own resources is labeled "Medicaid resident portion."

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                      TOTAL RESIDENCES                         1998      1999      2000
                      ----------------                        ------    ------    ------
Residences operated (end of period).........................    165       185       185
Units operated (end of period)..............................  6,329     7,148     7,149
Average occupancy rate (based on occupied units)............   72.3%     75.1%     80.7%
Sources of revenue:
  Medicaid state portion....................................   10.7%     10.4%     11.1%
  Medicaid resident portion.................................    5.8%      5.9%      6.2%
  Private...................................................   83.5%     83.7%     82.7%
                                                              -----     -----     -----
          Total.............................................  100.0%    100.0%    100.0%
                                                              =====     =====     =====

     The following table sets forth, for the periods presented, the total number of residences and units operated, average occupancy rates and the sources of our revenue for the 59 Same Store Residences included in operating results for all of fiscal years 1997 and 1998, and the 108 Same Store Residences included in operating results for all of fiscal years 1998 and 1999 and the 165 Same Store Residences included in operating results for all of fiscal years 1999 and 2000. Same Store Residences are defined as those residences, which were operating throughout comparable periods.

                                              YEARS ENDED       YEARS ENDED       YEARS ENDED
                                              DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                             --------------    --------------    --------------
           SAME STORE RESIDENCES             1997     1998     1998     1999     1999     2000
           ---------------------             -----    -----    -----    -----    -----    -----
Residences operated (end of period)........     59       59      108      108      165      165
Units operated (end of period).............  2,104    2,157    4,035    4,048    6,350    6,351
Average occupancy rate (based on occupied
  units)...................................   86.9%    93.5%    80.5%    84.7%    77.8%    83.7%
Sources of revenue:
  Medicaid state portion...................   11.9%    15.1%    12.7%    13.4%    10.8%    12.1%
  Medicaid resident portion................    6.5%     8.7%     6.9%     7.7%     6.1%     6.7%
  Private..................................   81.6%    76.2%    80.4%    78.9%    83.1%    81.2%
                                             -----    -----    -----    -----    -----    -----
          Total............................  100.0%   100.0%   100.0%   100.0%   100.0%   100.0%
                                             =====    =====    =====    =====    =====    =====

     The following table sets forth, for the periods presented, the results of operations for the 59 Same Store Residences included in operating results for all of fiscal years 1997 and 1998, and the 108 Same Store Residences included in operating results for all of fiscal years 1998 and 1999 and the 165 Same Store Residences included in operating results for all of fiscal years 1999 and 2000 (in thousands).

                                            YEARS ENDED         YEARS ENDED          YEARS ENDED
                                           DECEMBER 31,        DECEMBER 31,         DECEMBER 31,
                                         -----------------   -----------------   -------------------
         SAME STORE RESIDENCES            1997      1998      1998      1999       1999       2000
         ---------------------           -------   -------   -------   -------   --------   --------
Revenue................................  $38,274   $42,002   $70,920   $77,881   $113,511   $127,943
Residence operating expenses...........   22,908    24,801    43,659    52,154     77,396     85,689
                                         -------   -------   -------   -------   --------   --------
Residence operating income.............   15,366    17,201    27,261    25,727     36,115     42,254
Building rentals.......................    5,635     6,375    12,385    14,825     15,336     15,977
Depreciation and amortization..........    2,280     1,647     3,451     3,067      7,181      7,181
                                         -------   -------   -------   -------   --------   --------
          Total other operating
            expenses...................    7,915     8,022    15,836    17,892     22,517     23,158
                                         -------   -------   -------   -------   --------   --------
          Operating income.............  $ 7,451   $ 9,179   $11,425   $ 7,835   $ 13,598   $ 19,096
                                         =======   =======   =======   =======   ========   ========

  Year ended December 31, 2000 compared to year ended December 31, 1999:

                                           CONSOLIDATED                 SAME STORE RESIDENCES
                                     YEARS ENDED DECEMBER 31,          YEARS ENDED DECEMBER 31,
                                  ------------------------------    ------------------------------
                                                      INCREASE/                         INCREASE/
                                   1999      2000     (DECREASE)     1999      2000     (DECREASE)
                                  ------    ------    ----------    ------    ------    ----------
                                          (IN MILLIONS)                     (IN MILLIONS)
Revenue.........................  $117.5    $139.4        18.6%     $113.5    $127.9       12.7%
Operating expenses:
  Residence operating
     expenses...................    81.8      95.0        16.1%       77.4      85.7       10.7%
  Corporate general and
     administrative.............    21.2      18.4       (13.2)%        --        --         --
  Building rentals..............    15.4      16.0         3.9%       15.3      16.0        4.6%
  Depreciation and
     amortization...............     9.0       9.9        10.0%        7.2       7.2         --
  Litigation settlement.........      --      10.0       100.0%         --        --         --
  Terminated merger expense.....     0.2        --      (100.0)%        --        --         --
  Site abandonment costs........     4.9        --      (100.0)%        --        --         --
                                  ------    ------      ------      ------    ------       ----
          Total operating
            expenses............   132.5     149.3        12.7%       99.9     108.9        9.0%
                                  ------    ------      ------      ------    ------       ----
          Operating income
            (loss)..............  $(15.0)   $ (9.9)       34.0%     $ 13.6    $ 19.0       39.7%
                                  ======    ======      ======      ======    ======       ====

     We incurred a net loss of $25.8 million, or $1.51 per basic and diluted share, on revenue of $139.4 million for the year ended December 31, 2000 (the "2000 Period") as compared to a net loss of $28.9 million, or $1.69 per basic and diluted share, on revenue of $117.5 million for the year ended December 31, 1999 (the "1999 Period").

     We had certificates of occupancy for 185 residences, all of which were included in the operating results as of the end of both the 2000 Period and 1999 Period. Of the residences included in operating results as of the end of the 2000 Period and 1999 Period, we owned 115 residences and leased 70 residences (all of which were operating leases).

     Revenue. Revenue was $139.4 million for the 2000 Period as compared to $117.5 million for the 1999 Period, an increase of $21.9 million or 18.6%.

     The increase includes:

     - $7.5 million related to the full year impact of the 20 residences (798 units) which opened during the 1999 Period;

     - $14.4 million was attributable to the 165 Same Store Residences (6,351 units).

     Revenue from the Same Store Residences was $127.9 million for the 2000 Period as compared to $113.5 million for the 1999 Period, an increase of $14.4 million or 12.7%. The increase in revenue from Same Store Residences was attributable to a combination of an increase in average occupancy to 83.7% and average monthly rental rate to $1,985 for the 2000 Period as compared to average occupancy of 77.8% and average monthly rental rate of $1,891 for these same stores in the 1999 Period.

     Residence Operating Expenses. Residence operating expenses were $95.0 million for the 2000 Period as compared to $81.8 million for the 1999 Period, an increase of $13.2 million or 16.2%.

     The increase includes:

     - $4.9 million related to the full year impact of the 20 residences (798 units) which opened during the 1999 Period;

     - $8.3 million was attributable to the 165 Same Store Residences (6,351 units).

     Residence operating expenses for the Same Store Residences were $85.7 million for the 2000 period as compared to $77.4 million for the 1999 Period, an increase of $8.3 million or 10.7%.

     The principal elements of the increase in Same Store residence operating expenses are:

     - $4.2 million related to additional payroll expenses incurred in connection with the increase in occupancy at the Same Store Residences during the period;

     - $1.4 million related to increase in real estate taxes as a result of changes in assessments;

     - $1.3 million related to provision for uncollectible rent due to the completion of an assessment of our accounts receivable collections process begun during the three months ended December 31, 2000. As a result, we increased our provision for bad debts, primarily related to private pay accounts, and wrote off or reserved balances where the probability of collection was low;

     - $378,000 related to increase in utility costs as a result of increase in rates and increase in usage as result of an increase in occupancy; and

     - $277,000 related to increase in maintenance expense associated with the upkeep of our buildings.

     Corporate General and Administrative. Corporate general and administrative expenses as reported were $18.4 million for the 2000 Period as compared to $21.2 million for the 1999 Period. Our corporate general and administrative expenses before capitalized payroll costs were $21.8 million for the 1999 Period compared to $18.4 million for the 2000 Period, a decrease of $3.4 million. The principal elements of the decrease include:

     - $2.8 million related to decreased professional fees primarily associated with legal, financial advisory and accounting costs due to regulatory issues, securityholder litigation and the restatement of our financial statements for the years ended December 31, 1996, 1997 and the first three fiscal quarters of 1998;

     - $1.2 million as a result of reimbursement of legal and professional fees from our insurance carrier as a result of the settlement of our litigation related to the restatement of the financial statements for the years ended December 31, 1996 and 1997 and the first three fiscal quarters of 1998. Of the $1.2 million in reimbursements, we incurred approximately $600,000 of these expenses during the 2000 Period and the remaining $600,000 during the year ended December 31, 1999; and

     - $1.8 million in the 1999 Period related to the final operations of our home health business.

     The decrease was offset by increases in corporate, general and administrative expense of:

     - $1.3 million related to increased network costs associated with the development of our communications infrastructure, including dial-up and intranet access for our remote locations;

     - $500,000 related to increased payroll costs, including severance costs of $1.2 million relating to former officers; and

     - $700,000 related to increased premiums for our directors and officers and liability insurance policies.

     We capitalized $617,000 of payroll costs associated with the development of new residences during the 1999 Period. Since we discontinued our development activities during the 1999 Period, we did not capitalize any payroll costs in the 2000 Period.

     Building Rentals. Building rentals were $16.0 million for the 2000 Period as compared to $15.4 million for the 1999 Period, an increase of $600,000 or 3.9%. This increase was primarily attributable to the additional rental expense associated with the March 1999 amendment of 16 of our leases which were previously accounted for as financings. The amendment eliminated our continuing involvement in the residences in the form of a fair value purchase option. As a result of the amendment, the leases have been reclassified as operating leases for the last nine months of the 1999 Period and the full 2000 Period.

     Depreciation and Amortization. Depreciation and amortization was $9.9 million for the 2000 Period as compared to $9.0 million for the 1999 Period, an increase of $900,000 or 10.0%. Depreciation expense was $9.6 million and amortization expense related to goodwill was $292,000 for the 2000 Period as compared to $8.7 million and $294,000, respectively, for the 1999 Period. The increase in depreciation is the result of a full year of depreciation associated with the 20 owned residences that commenced operations during the 1999 Period.

     Litigation Settlement. During the third quarter of the 2000 Period we settled the class action litigation against us related to the restatement of our financial statements for the years ended December 31, 1996 and 1997 and the first three fiscal quarters of 1998. The total cost of this settlement to us was $10.0 million. Accordingly, we recognized a charge of $10.0 million during the 2000 Period. We received reimbursements of approximately $1.2 million from our corporate liability insurance carriers and other parties in relation to the settlement. The $1.2 million of reimbursements has been recorded as a reduction of corporate, general and administrative expenses as discussed above.

     Site Abandonment Costs. In 1999, the Company wrote-off $4.9 million of capitalized cost relating to the abandonment of all remaining development sites, with the exception of 10 sites where the Company owns the land.

     Interest Expense. Interest expense was $16.4 million for the 2000 Period as compared to $15.2 million for the 1999 Period. Interest expense before capitalization for the 2000 Period was $16.4 million as compared to $17.2 million for the 1999 Period, a net decrease of $800,000.

     Interest expense decreased by:

     - $840,000 due to the March 1999 amendment of 16 of our operating leases which were previously accounted for as financings. As a result, the leases were accounted for as operating leases, effective March 31, 1999. Accordingly, rent expense related to such leases after the date of the amendment, has been classified as building rentals, rather than interest expense;

     - $80,000 due to financing fees related to variable rate debt and letter of credit renewals; and

     - $95,000 due to interest expense associated with the repayment of joint venture advances in February 1999.

     This decrease was offset by an increase in interest expense of $215,000 as a result of increases in interest rates on variable rate debt.

     We capitalized $2.0 million of interest expense for the 1999 Period. There was no capitalized interest in the 2000 Period as a result of the discontinuation of our development activities.

     Interest Income. Interest income was $786,000 for the 2000 Period as compared to $1.6 million for the 1999 Period, a decrease of $814,000. The decrease is related to interest income earned on lower average cash balances during the 2000 Period.

     Loss on Sale of Marketable Securities. Loss on sale of marketable securities was $368,000 for the 2000 Period as a result of the sale of securities with a historical cost basis of $2.0 million for proceeds of $1.6 million.

     Gain (Loss) on Sale of Assets. Gain on sale of assets was $13,000 for the 2000 Period as compared to a loss of $127,000 for the 1999 Period. The gain during the 2000 Period was related to the sale of miscellaneous equipment. The loss during the 1999 Period was related to the disposal of leasehold improvements associated with relocating our corporate offices in January 1999.

     Other Income (Expense). Other income was $67,000 for the 2000 Period as compared to other expense of $260,000 for the 1999 Period. Other income during the 2000 Period was primarily related to a contract to provide development services to a third party. Other expenses during the 1999 Period included $170,000 of administrative fees incurred in connection with our February 1999 repurchase of the remaining joint venture partner's interest in the operations of 17 residences.

     Net Loss. As a result of the above, net loss was $25.8 million or $1.51 per basic and diluted share for the 2000 Period, compared to a net loss of $28.9 million or $1.69 loss per basic and diluted share for the 1999 Period.

  Year ended December 31, 1999 compared to year ended December 31, 1998:

                                             CONSOLIDATED                SAME STORE RESIDENCES
                                       YEARS ENDED DECEMBER 31,         YEARS ENDED DECEMBER 31,
                                    ------------------------------    ----------------------------
                                                        INCREASE/                       INCREASE/
                                     1998      1999     (DECREASE)    1998     1999     (DECREASE)
                                    ------    ------    ----------    -----    -----    ----------
                                            (IN MILLIONS)                    (IN MILLIONS)
Revenue...........................  $ 89.4    $117.5        31.4%     $70.9    $77.9        9.9%
Operating expenses:
  Residence operating expenses....    57.4      81.8        42.5%      43.7     52.2       19.5%
  Corporate general and
     administrative...............    11.1      21.2        91.0%        --       --         --
  Building rentals................    12.8      15.4        20.3%      12.4     14.8       19.4%
  Depreciation and amortization...     6.3       9.0        42.9%       3.5      3.1      (11.4)%
  Terminated merger expense.......     1.1       0.2       (81.8)%       --       --         --
  Site abandonment costs..........     2.4       4.9       104.2%        --       --         --
  Write off of impaired assets and
     related expenses.............     8.5        --      (100.0)%       --       --         --
                                    ------    ------      ------      -----    -----      -----
          Total operating
            expenses..............    99.6     132.5        33.0%      59.6     70.1       17.6%
                                    ------    ------      ------      -----    -----      -----
          Operating income
            (loss)................  $(10.2)   $(15.0)       47.1%     $11.3    $ 7.8      (31.0)%
                                    ======    ======      ======      =====    =====      =====

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

     Revenue. Revenue was $117.5 million for the 1999 Period as compared to $89.4 million for the 1998 Period, an increase of $28.1 million or 31.4%.

     The increase includes:

     - $20.8 million related to the full year impact of the 57 residences (2,302 units) which opened during the 1998 Period;

     - $3.9 million related to the opening of an additional 20 residences (798 units) during the 1999 Period; and

     - $7.0 million was attributable to the 108 Same Store Residences (4,048 units).

     These increases were offset by:

     - a reduction in revenues from home health operations of $3.1 million in the 1999 Period (the Company exited all home health operations in 1998 and did not earn any revenues for such services during the 1999 Period); and

     - a reduction of $558,000 in revenues for a residence the Company leased and operated for nine months of the 1998 Period. The lease was terminated September 30, 1998.

     Revenue from the Same Store Residences was $77.9 million for the 1999 Period as compared to $70.9 million for the 1998 Period, an increase of $7.0 million or 9.9%. The increase in revenue from Same Store Residences was attributable to a combination of an increase in average occupancy to 84.7% and average monthly rental rate to $1,873 for the 1999 Period as compared to average occupancy of 80.5% and average monthly rental rate of $1,823 for the 1998 Period.

     Residence Operating Expenses. Residence operating expenses were $81.8 million for the 1999 Period as compared to $57.4 million for the 1998 Period, an increase of $24.4 million or 42.5%.

     The increase includes:

     - $13.9 million related to the full year impact of the 57 residences (2,302 units) which opened during the 1998 Period;

     - $4.3 million related to the opening of an additional 20 residences (798 units) during the 1999 Period; and

     - $8.5 million was attributable to the 108 Same Store Residences (4,048 units).

     These increases were offset by a reduction in expenses associated with our home health operations of $2.3 million. We exited our home health operations during the 1998 Period. Expenses incurred during the 1999 Period for home health operations were related to the closure of the home health operations and are included in Corporate, General and Administrative expenses.

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

     Corporate General and Administrative. Corporate general and administrative expenses as reported were $21.2 million for the 1999 Period as compared to $11.1 million for the 1998 Period. Our corporate general and administrative expenses before capitalized payroll costs were $21.8 million for the 1999 Period as compared to $12.9 million for the 1998 Period, an increase of $8.9 million. Of the increase:

     - $1.7 million, or 19.1%, related to increased payroll costs, including severance costs of $1.0 million for certain terminated corporate employees including costs associated with severance and consulting agreements between us and our former chief executive officer;

     - $4.3 million, or 48.3%, related to additional professional fees primarily associated with increased legal, financial advisory and accounting costs due to regulatory issues, securityholder litigation and the restatement of our financial statements for the years ended December 31, 1996, 1997 and the first three fiscal quarters of 1998;

     - $1.8 million, or 20.2%, related to the final operations of our home health business, including provision for bad debt of $510,000;

     - $1.1, or 12.4% related to an increase in travel and other related expenses associated with the increase in number of regional offices from three to five.

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

     Depreciation and Amortization. Depreciation and amortization was $9.0 million for the 1999 Period as compared to $6.3 million for the 1998 Period, an increase of $2.7 million. Depreciation expense was $8.7 million and amortization expense was $294,000 for the 1999 Period as compared to $5.9 million and $398,000, respectively, for the 1998 Period. The increase in depreciation is the result of:

     - the full year effect of depreciation on the 53 owned residences which commenced operations during the 1998 Period; and

     - depreciation associated with the 20 owned residences that commenced operations during the 1999 Period.

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

     Write-Off of Impaired Assets and Related Expenses. In the 1998 Period, we recorded an $8.5 million charge consisting of a $7.5 million write-off of unamortized goodwill resulting from the exit from our home health operations and a $1.0 million provision for exit costs associates with closing such home health care operations. We recorded no such charges for the 1999 Period.

     Interest Expense. Interest expense was $15.2 million for the 1999 Period as compared to $11.0 million for the 1998 Period. Gross interest expense for the 1999 Period was $17.2 million as compared to $17.0 million for the 1998 Period, a net increase of $200,000.

     Interest expense increased by:

     - $1.4 million due to interest expense related to the April 1998 issuance of 5.625% Debentures; and

     - $2.3 million related to the new mortgage financing entered into during the 1998 Period.

     This increase was offset by decreases in interest expense of:

     - $616,000 as a result of the redemption in August 1998 of the 7.0% Convertible Subordinated Debentures due 2005 (the "7.0% Debentures");

     - $2.5 million as a result of the amendment of the 16 leases resulting in a change from financing obligations to operating leases; and

     - $380,000 as a result of the termination of the joint venture agreements in February, 1999.

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

     Net Loss. As a result of the above, net loss (after the cumulative effect of change in accounting principle and other charges as described above) was $28.9 million or $1.69 per basic and diluted share for the 1999 Period, compared to a net loss of $20.7 million or $1.27 loss per basic and diluted share for the 1998 Period.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, we had a working capital deficit of $17.0 million (including current portion of settlement payable of $7.8 million) and unrestricted cash and cash equivalents of $9.9 million.

     Net cash provided by operating activities was $700,000 during the year ended December 31, 2000.

     Net cash used in investing activities totaled $808,000 during the year ended December 31, 2000. The primary sources of cash were $1.6 million related to the sale of marketable securities and a decrease of $1.1 million of restricted cash due to the release of funds restricted per the terms of agreements with U.S. Bank. We used $3.5 million of cash in investing activities related to capital expenditures.

     Net cash provided by financing activities totaled $2.4 million during the year ended December 31, 2000. Proceeds of $4.0 were received on a short-term bridge loan secured by three previously encumbered assets. The use of cash in financing activities was due to principal payments on long term debt of $1.6 million.

     On March 12, 2001, we amended certain loan documents with U.S. Bank. Pursuant to the amendment, we agreed to pay fees of $34,700 in exchange for the following: the modification of certain financial covenants, and the waiver of U.S. Bank's right to declare an event of default for our failure to comply with certain financial covenants as of December 31, 2000 and for our anticipated failure to comply with certain financial covenants for the three months ending March 31, 2001. The amendment also provides the following: approval for us to repurchase for cash up to $25.0 million in face value of our convertible debentures prior to maturity; a requirement that we deposit $500,000 in cash collateral with U.S. Bank in the event certain regulatory actions are commenced with respect to the properties securing our obligations to U.S. Bank; and the requirement that U.S. Bank release such deposits to us upon satisfactory resolution of the regulatory action. Failure to comply with any covenant constitutes an event of default, which will allow U.S. Bank (at its discretion) to declare any amounts outstanding under the loan documents to be due and payable. In addition, certain of our leases and loan agreements contain covenants and cross-default provisions such that a default on one of those agreements could cause us to be in default on one or more other agreements.

     In November 2000, we entered into a short-term bridge loan with Red Mortgage in the amount of $4.0 million secured by three previously unencumbered properties. This loan matures on August 1, 2001, requires monthly interest-only payments and bears interest at the greater of 10% or LIBOR plus 3.5%. We intend to replace this loan with long-term HUD financing prior to its maturity.

     On March 2, 2001, we entered into an agreement with Heller for a $45.0 million line of credit, under which five wholly owned subsidiaries are the jointly and severally liable borrowers of any funds drawn. This line matures on August 31, 2002 and requires monthly interest-only payments until maturity. This line bears an interest rate of 3.85% over the three-month LIBOR rate floating monthly and will be secured by up to 32 properties owned by the borrowers and leased to another of our affiliates or us. We guaranteed the line. In addition to having paid a commitment fee of $450,000, we are to pay funding fees of 0.5% of the principal amount funded at the time of funding and pay an exit fee of 1.0% of the principal being repaid. The borrowers may elect to exercise up to three six-month extensions of the maturity date, subject to the satisfaction of certain conditions. We intend to replace a substantial portion of this financing with long-term HUD financing to the extent the processing time and increasing limitations by HUD on submission of applications and amount financed permit. While the line remains outstanding, we have agreed that we will not sell or grant mortgages on our remaining unencumbered properties, except one, unless the net proceeds are used to repurchase our convertible debentures or otherwise reduce our indebtedness (if approved by Heller). Proceeds of the line may be used for the payment of our shareholders' litigation settlement, the repurchase of 16 of our leased properties and the repurchase of some of our convertible debentures. Our initial draw on this line was $1.3 million on March 2, 2001.

     Our ability to satisfy our obligations, including payments with respect to our outstanding indebtedness and lease obligations, will depend on future performance, which is subject to our ability to stabilize our operations, and to a certain extent, general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We made two payments of approximately $2.3 million each towards our litigation settlement on October 23, 2000 and January 23, 2001 and on November 1, 2000 we made our $4.7 million semi-annual interest payment on our convertible subordinated debentures. We are obligated to pay the remaining $5.6 million related to the litigation settlement in two installments of approximately $2.3 million each, due on April 23, 2001 and July 23, 2001, with final payment of $1.0 million due within 90 days following the July 23, 2001 payment. Additionally, our next $4.7 million semi-annual interest payment on our convertible subordinated debentures is due on May 1, 2001. We may also be required to reimburse our insurance carriers for up to $4.0 million of costs incurred by the carriers in connection with the securityholder litigation, depending on the outcome of a pending dispute over coverage (see Part I, Item 3 of this report).

     We believe that our current cash on hand, cash available from operations and financing by Heller will be sufficient to meet our working capital needs through July 2002. However, we will have up to $45.0 million in principal from the Heller financing maturing on August 31, 2002 (unless the five wholly owned subsidiaries, which are the borrowers, are able to and do extend the maturity dates for up to three six-month extensions), and have $161.3 million (less any amounts repurchased with the Heller line of credit) in principal amount of convertible debentures maturing between November 2002 and May 2003. We also expect the cost to maintain our long-lived assets in their present condition to increase; however, we cannot yet estimate the financial impact since our experience is limited due to the newness of these assets.

     Approximately $27.2 million of our indebtedness was secured by letters of credit as of December 31, 2000 which in some cases have termination dates prior to the maturity of the underlying debt. As such letters of credit expire, beginning in 2003, we will need to obtain replacement letters of credit, post cash collateral or refinance the underlying debt. There can be no assurance that we will be able to procure replacement letters of credit from the same or other lending institutions on terms that are acceptable to us. In the event that we are unable to obtain a replacement letter of credit or provide alternate collateral prior to the expiration of any of these letters of credit, we would be in default on the underlying debt.

     We are currently exploring various alternatives to address our financing needs and the maturities of our long-term debt. The Heller and Red Mortgage financings have been sought to fund potential working capital needs, to fund the cost of our shareholders' litigation settlement, the repurchase of 16 of our leased properties and the repurchase of some of our convertible debentures in the open market. We expect to replace the Red Mortgage financing with long-term HUD mortgage loans and we also expect to replace a substantial portion of the Heller financing with long-term HUD mortgage loans, to the extent the processing time and increasing limitations by HUD on submission of applications and amount financed permit. In addition, we are also considering issuing new securities with longer maturities to the holders of our convertible debentures in exchange for some or all of their convertible debentures. We have 48 unencumbered residences available to use as collateral for these various alternatives, 47 of which are subject to negative covenants not to encumber them except under certain circumstances, including the use of the net proceeds of the financing which they secure for the reduction of our indebtedness to our convertible debenture holders. No commitments are currently in place and there can be no assurance that our efforts will be successful, in which event we will have to consider other alternatives, including reorganization under the bankruptcy laws or raising highly dilutive capital through the issuance of equity or equity-related securities.

INFLATION

     We do not believe that inflation has materially adversely affected our operations. We expect, however, that salary and wage increases for our skilled staff will continue to be higher than average salary and wage increases, as is common in the health care industry. We expect that we will be able to offset the effects of inflation on salaries and other operating expenses by increases in rental and service rates, subject to applicable restrictions with respect to services that are provided to residents eligible for Medicaid reimbursement.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instrument and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivatives be recognized into the balance sheet and measured at fair value. The effective date for SFAS No. 133 for the Company is January 1, 2001. At the current time, we do not have any derivative financial instruments.

                                  RISK FACTORS

     Set forth below are the risks that we believe are material. This report on Form 10-K, including the risks discussed below, contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be affected by risks and uncertainties, including without limitation (i) our ability to control costs and improve operating margins, (ii) the degree to which our future operating results and financial condition will be affected by litigation described in this report, (iii) the possibility that we will experience slower fill-up of our newer residences and/or declining occupancy in our stabilized residences, either of which would adversely affect residence revenues and operating margins, (iv) our ability to operate our facilities in compliance with evolving regulatory requirements and (v) the possibility that we will not be able to obtain financing needed to fund our future operations and retire our 6.0% Debentures and our 5.625% Debentures due in 2002 and 2003, respectively. In light of such risks and uncertainties, our actual results could differ materially from such forward-looking statements. Except as may be required by law, we do not undertake any obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

WE ARE HIGHLY LEVERAGED; OUR LOAN AND LEASE AGREEMENTS CONTAIN FINANCIAL COVENANTS.

     We are highly leveraged. We had total indebtedness, including short term portion, of $237.3 million as of December 31, 2000. In addition, we had shareholders' equity of $63.9 million as of December 31, 2000. The degree to which we are leveraged could have important consequences, including:

     - making it more difficult to satisfy our debt or lease obligations;

     - increasing our vulnerability to general adverse economic and industry conditions;

     - limiting our ability to obtain additional financing;

     - requiring dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on our debt or leases, thereby reducing the availability of such cash flow to fund working capital, capital expenditures or other general corporate purposes;

     - limiting our flexibility in planning for, or reacting to, changes in our business or industry; and

     - placing us at a competitive disadvantage to less leveraged competitors.

     Several of our debt instruments and leases contain financial covenants, including debt to cash flow and net worth tests. On March 12, 2001, we amended certain loan documents with U.S. Bank. Pursuant to the amendment, we agreed to pay fees of $34,700 in exchange for the following: the modification of certain financial covenants, and the waiver of U.S. Bank's right to declare an event of default for our failure to comply with certain financial covenants as of December 31, 2000 and for our anticipated failure to comply with certain financial covenants for the three months ending March 31, 2001. The amendment also provides for the following: approval for us to repurchase for cash up to $25.0 million in face value of our convertible debentures prior to maturity; a requirement that we deposit $500,000 in cash collateral with U.S. Bank in the event certain regulatory actions are commenced with respect to the properties securing our obligations to U.S. Bank; and the requirement that U.S. Bank release such deposits to us satisfactory resolution of the regulatory action. We cannot provide assurance that we will comply in the future with the modified financial covenants included in the agreement, or with the financial covenants set forth in our other debt agreements and leases. If we fail to comply with one or more of the U.S. Bank covenants or any other debt or lease covenants (after giving effect to any applicable cure period), the lender or lessor may declare us in default of the underlying obligation and exercise any available remedies, which may include:

     - in the case of debt, declaring the entire amount of the debt immediately due and payable;

     - foreclosing on any residences or other collateral securing the obligation; and

     - in the case of a lease, terminating the lease and suing for damages.

     In addition, many of our debt instruments and leases contain
"cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations. Accordingly, we could experience a material adverse effect on our financial condition if any lender or lessor notifies us that we are in any such cross-default under any debt instrument or lease.

WE WILL REQUIRE ADDITIONAL FINANCING.

     Our ability to satisfy our obligations, including payments with respect to our outstanding indebtedness and lease obligations, will depend on future performance, which is subject to our ability to stabilize our operations, and to a certain extent, general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We made two payments of approximately $2.3 million each towards our litigation settlement on October 23, 2000 and January 23, 2001 and on November 1, 2000 we made our $4.7 million semi-annual interest payment on our convertible subordinated debentures. We are obligated to pay the remaining $5.6 million related to the litigation settlement in two installments of approximately $2.3 million each, due on April 23, 2001 and July 23, 2001, with final payment of $1.0 million due within 90 days following the July 23, 2001 payment. Additionally, our next $4.7 million semi-annual interest payment on our convertible subordinated debentures is due on May 1, 2001. We may also be required to reimburse our insurance carriers for up to $4.0 million of costs incurred by the carriers in connection with the securityholder litigation, depending on the outcome of a pending dispute over coverage (see Part I, Item 3 of this report).

     We believe that our current cash on hand, cash available from operations and financing by Heller will be sufficient to meet our working capital needs through July 2002. However, we will have up to $45.0 million in principal from the Heller financing maturing on August 31, 2002 (unless the five wholly owned subsidiaries, which are the borrowers, are able to and do extend the maturity dates for up to three six-month extensions), and have $161.3 million (less any amounts repurchased with the Heller line of credit) in principal amount of convertible debentures maturing between November 2002 and May 2003. We also expect the cost to maintain our long-lived assets in their present condition to increase; however, we cannot yet estimate the financial impact since our experience is limited due to the newness of these assets.

     We are currently exploring various alternatives to address our financing needs and the maturities of our long-term debt. The Heller and Red Mortgage financings have been sought to fund potential working capital needs, to fund the cost of our shareholders' litigation settlement, the repurchase of 16 of our leased properties and the repurchase of some of our convertible debentures in the open market. We expect to replace the Red Mortgage financing with long-term HUD mortgage loans and we also expect to replace a substantial portion of the Heller financing with long-term HUD mortgage loans, to the extent the processing time and increasing limitations by HUD on submission of applications and amount financed permit. In addition, we are also considering issuing new securities with longer maturities to the holders of our convertible debentures in exchange for some or all of their debentures. We have 48 unencumbered residences available to use as collateral for these various alternatives, 47 of which are subject to negative covenants not to encumber them except under certain circumstances, including the use of the net proceeds of the financing which they secure for the reduction of our indebtedness to our convertible debenture holders. No commitments are currently in place and there can be no assurance that our efforts will be successful, in which event we will have to consider other alternatives, including reorganization under the bankruptcy laws or raising highly dilutive capital through the issuance of equity or equity-related securities.

     Approximately $27.2 million of our indebtedness was secured by letters of credit as of December 31, 2000 which in some cases have termination dates prior to the maturity of the underlying debt. As such letters of credit expire, beginning in 2003, we will need to obtain replacement letters of credit, post cash collateral or refinance the underlying debt. There can be no assurance that we will be able to procure replacement letters of credit from the same or other lending institutions on terms that are acceptable to us. In the event that we are unable to obtain a replacement letter of credit or provide alternate collateral prior to the expiration of any of these letters of credit, we would be in default on the underlying debt.

POSSIBLE AMERICAN STOCK EXCHANGE DELISTING.

     Our common stock currently is listed on the AMEX under the symbol "ALF," our 5.625% Debentures currently are listed on AMEX under the symbol "ALS5E03" and our 6.0% Debentures currently are listed on AMEX under the symbol "ALS6K02." AMEX recently notified us that we had fallen below certain of AMEX's continued listing guidelines and that it was reviewing our listing eligibility. In particular, we have incurred losses from continued operations for each of its past six fiscal years ending December 31, 2000, and the price per share of our common stock as quoted on AMEX recently has been below the minimum bid price of $1.00 per share. We may choose to effect a reverse stock split in the event that the price of our common stock does not otherwise meet the minimum bid requirement. However, we reported a net loss of $1.51 per basic and diluted share for the year ended December 31, 2000, and may not report net income in the near future. We have provided AMEX with additional information and have been involved in ongoing discussions with AMEX in connection with its review of our listing eligibility. While AMEX has decided not to delist us at this time, they will continue to review our listing status on a quarterly basis.

     If AMEX were to delist our securities, it is possible that the securities would continue to trade on the over-the-counter market. However, the extent of the public market for the securities and the availability of quotations would depend upon such factors as the aggregate market value of each class of the securities, the interest in maintaining a market in such securities on the part of securities firms and other factors. There can be no assurance that any public market for our securities will exist in the event that such securities are delisted.

WE MAY INCUR SIGNIFICANT COSTS AND LIABILITY AS A RESULT OF LITIGATION.

  Securityholder Litigation Settlement

     In September 2000, we reached an agreement to settle the class action litigation relating to the restatement of our financial statements for the years ended December 31, 1996 and 1997 and the first three fiscal quarters of 1998. This agreement received final court approval on November 30, 2000 and we were subsequently dismissed from the litigation with prejudice.

     The total cost of the settlement was approximately $10,020,000 (less $1.0 million of legal fees and expenses reimbursed by our corporate liability insurance carriers and other reimbursements of approximately $193,000). We made two payments of $2.3 million each on October 23, 2000 and January 23, 2001 towards the settlement. The remaining amount due will be paid in two payments of $2.3 million each, due on April 23, 2001 and July 23, 2001, and a final payment of $1.0 million due within 90 days following the July 23, 2001 payment.

     The settlement had been pending the approval of our corporate liability insurance carriers who had raised certain coverage issues that resulted in the filing of litigation between us and the carriers. These carriers consented to the settlement, and we and the carriers agreed to dismiss the litigation regarding coverage issues and to resolve those issues through binding arbitration. The arbitration proceeding is pending. To the extent that the carriers are successful, we and the carriers agreed that the carriers' recovery is not to exceed $4.0 million. The parties further agreed that payment of any such amount awarded will not be due in any event until 90 days after we have satisfied our obligations to the plaintiffs in the class action, with any such amount to be subordinated to new or refinancing of existing obligations. We believe that we have strong defenses regarding this dispute and consequently have not recorded a liability in relation to this matter.

     As a result of the class action settlement, we recorded a charge of approximately $10,020,000, which was partially offset by a reduction in general, and administrative expenses of approximately $1,193,000 as a result of the reimbursement of legal fees and expenses incurred in connection with the litigation. The settlement resulted in an increase in net loss of $8,827,000 (or approximately $0.52 per basic and diluted share) for the year ended December 31, 2000.

     Although we believe we have strong defenses regarding our dispute with the insurance carriers, we cannot predict the outcome of this litigation and currently are unable to evaluate the likelihood of success or the range of possible loss. However, if such litigation was determined adversely to us, such a determination could have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.

  Indiana Litigation Settlement

     In a lawsuit filed in 2000, the Indiana State Department of Health ("ISDH") had alleged that we were operating our Logansport, Indiana facility known as McKinney House as a residential care facility without a license. We believe our services have been consistent with those of a "Housing with Services Establishment" (which is not required to be licensed) pursuant to Indiana Code
Section 12-10-15-1.

     To avoid the expense and uncertainty of protracted litigation and, also because we wished to assure the State that we operate in a manner that is consistent with Indiana law, we agreed to the following settlement on behalf of all facilities owned and operated by us in the State of Indiana. The State and ALC agreed upon a Program Description that clarifies the services that we can provide without requiring licensure as a residential care facility. This Program Description provides guidelines regarding the physical and medical condition of the residents in our facilities and the services to be provided to them. We agreed that prior to March 20, 2001, we will provide in-service training regarding the Program Description throughout our Indiana facilities. Under the Program Description, we must discharge residents who require certain types or levels of care that we agreed not to provide in Indiana. We are currently implementing the Program Description and, while its full impact is not now known, we do not expect the impact to be material to our financial condition, results of operations, cash flow and liquidity. Without admitting liability, we paid a civil penalty of $10,000. The State dismissed the lawsuit against us with prejudice.

  Other Litigation

     In addition to the matters referred to in the immediately preceding paragraphs, we are involved in various lawsuits and claims arising in the normal course of business. In the aggregate, such other suits and claims should not have a material adverse effect on our financial condition, results of operations, cash flow and liquidity. However, if these matters were determined adversely to us, such a determination could have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.

WE ARE SUBJECT TO SIGNIFICANT GOVERNMENT REGULATION.

     The operation of assisted living facilities and the provision of health care services are subject to federal laws, and state and local licensure, certification and inspection laws that regulate, among other matters:

     - the number of licensed residences and units per residence;

     - the provision of services;

     - equipment;

     - staffing, including professional licensing and criminal background checks;

     - operating policies and procedures;

     - fire prevention measures;

     - environmental matters;

     - resident characteristics;

     - physical design and compliance with building and safety codes;

     - confidentiality of medical information;

     - safe working conditions;

     - family leave; and

     - disposal of medical waste.

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

     In the ordinary course of our business, we receive and have received notices of deficiencies for failure to comply with various regulatory requirements. We review such notices and, in most cases, we will agree with the regulator upon the steps to be taken to bring the facility into compliance with regulatory requirements. From time to time we may dispute the matter and sometimes will seek a hearing if we do not agree with the regulator. In some cases or upon repeat violations, the regulator may take one or more adverse actions against a facility. These adverse actions can include:

     - the imposition of fines, of which we paid $16,000 in the aggregate in 2000;

     - temporary stop placement of admission of new residents, or imposition of other conditions to admission of new residents to the facility, which included 4 residences (2 in Washington and 2 in Idaho) in 2000, 2 of which are still in stop placement as of this date;

     - termination of a facility's Medicaid contract;

     - conversion of license to provisional status; and

     - suspension or revocation of a facility's license, which in 2000 included one residence in Washington against which the state has commenced license revocation procedures. This matter is still pending at the time of this filing.

     To date, these adverse actions have resulted in minimal fines and temporary suspension of admissions at certain residences. Because regulations vary from one jurisdiction to another and because determinations regarding whether to make a license provisional, to suspend or revoke a license, or to impose a fine, are subject to administrative discretion, it is difficult for us to predict whether a particular remedy will be sought or obtained in any given case. These types of regulatory enforcement actions may adversely affect residence occupancy levels, revenues and costs of operation. We cannot guarantee that federal, state, or local governments will not impose additional restrictions on our activities that could materially adversely affect us.

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

OVERBUILDING IN THE ASSISTED LIVING INDUSTRY.

     We believe that many assisted living markets have become or are on the verge of becoming overbuilt. Regulation and other barriers to entry into the assisted living industry are not substantial. In addition, because the segment of the population that can afford to pay our daily resident fee is finite, the development of new assisted living facilities could outpace demand. The effects of such overbuilding include (a) significantly longer fill-up periods, (b) pressure to lower or refrain from increasing rates, (c) competition for workers in already tight labor markets and (d) lower margins until excess units are absorbed. We believe that each local market is different, and we are and will continue to react in a variety of ways to the specific competitive environment that exists in each market. There can be no assurance that we will be able to compete effectively in those markets where overbuilding exists, or that future overbuilding in other markets where we have opened residences will not adversely affect our operations.

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

OUR PROPERTIES ARE GEOGRAPHICALLY CONCENTRATED AND WE DEPEND ON THE ECONOMIES OF THE SPECIFIC AREAS IN WHICH WE OPERATE OUR PROPERTIES.

     We depend significantly on the economies of Texas, Indiana, Oregon, Ohio and Washington. As of December 31, 2000, 21.6% of our properties were in Texas, 11.4% in Indiana, 10.3% in Oregon, 9.7% in Ohio and 8.6% in Washington. Adverse changes in general economic factors affecting the respective health care industries or laws and regulatory environment in any of these states could have a material adverse effect on our financial condition and results of operations.

WE DEPEND ON REIMBURSEMENT BY THIRD-PARTY PAYORS.

     Although revenue at a majority of our residences come primarily from private payors, a portion of our revenues depend upon reimbursements from third-party government payors, including state Medicaid waiver programs. For the years ended December 31, 1998, 1999 and 2000, direct payments received from Medicaid funded programs accounted for approximately 10.7%, 10.4% and 11.1% respectively, of our revenue. Also, our tenant-paid portion of Medicaid revenue accounted for approximately 5.8%, 5.9% and 6.2% respectively, of our revenue during the years ended December 31, 1998, 1999 and 2000. We expect that state Medicaid waiver programs will continue to constitute a significant source of our revenue in the future. Furthermore, we cannot guarantee that our proportionate percentage of revenue received from Medicaid waiver programs will not increase. There are continuing efforts by governmental and private third-party payors to contain or reduce the costs of health care by lowering reimbursement rates, increasing case management review of services and negotiating reduced contract pricing. Recent changes include the development and implementation of a prospective payment system ("PPS") for reimbursement of various healthcare services. While it is unclear what effects PPS will have on our reimbursement from state Medicaid waiver programs, it is possible that our revenues and profitability may be affected adversely. Also, there has been, and our management expects that there will continue to be, additional proposals attempting to reduce the federal and some state budget deficits by limiting Medicaid reimbursement in general. Adoption of any of these proposals at either the federal or the state level could have a material adverse effect on our business, financial condition, results of operations and prospects.

     We anticipate that revenues at a majority of our residences will continue to come from private pay sources. However, we believe that by having located residences in states with favorable regulatory and reimbursement climates, we should have a stable source of residents eligible for Medicaid reimbursement to the extent that private pay residents are not available and, in addition, provide our private pay residents with alternative sources of income if their private funds are depleted and they become Medicaid eligible.

     Although we manage the mix of private paying tenants and Medicaid paying tenants residing in our facilities, any significant increase in our Medicaid population could have an adverse effect on our financial position, results of operations or cash flows, particularly if the states operating these programs continue to or more aggressively seek limits on reimbursement rates.

CONFIDENTIALITY OF MEDICAL INFORMATION.

     In 1996, the HIPAA law created comprehensive new requirements regarding the confidentiality of medical information that is or has been electronically transmitted or maintained. Under the 1996 law, Congress required the Department of Health and Human Services to promulgate regulations. The requirements set forth in the regulations are extensive and may require to us to significantly change the way we maintain and transmit healthcare information for our residents.

     Healthcare providers must take "reasonable steps" to ensure that the provider, as well as the provider's business partners, comply with the law's requirements. Therefore, we may be required to ensure that the other entities with which we do business are also in compliance with these laws. HIPAA also created certain consumer rights with which we may be required to comply, including a right of notice regarding our information practices, a right of access to inspect and copy such individual's protected medical information, and a right to receive an accounting of all disclosures made by us, with certain exceptions. It is anticipated that significant changes in the regulations will occur prior to finalization; however, we do not expect that the costs to comply with the final regulations will have an adverse effect on our financial position, results of operations or cash flows.

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

WE MAY BE LIABLE FOR LOSSES NOT COVERED BY OR IN EXCESS OF OUR INSURANCE.

     Providing services in the senior living industry involves an inherent risk of liability. Participants in the senior living and long-term care industry are subject to lawsuits alleging negligence or related legal theories, many of which may involve large claims and result in the incurrence of significant legal defense costs. We currently maintain insurance policies to cover such risks in amounts which we believe are in keeping with industry practice. There can be no assurance that a claim in excess of our insurance will not be asserted. A claim against us not covered by, or in excess of, our insurance, could have a material adverse affect on us.

     Based on poor loss experience, insurers for the long term care industry have become increasingly wary of liability exposures. A number of insurance carriers have stopped writing coverage to this market, and those remaining have increased premiums and deductibles substantially. While nursing homes have been the primary targets of these insurers, assisted living companies, including us, have experienced premium and deductible increases. During our claim year ended December 31, 2000, our professional liability insurance coverage included deductible levels of $100,000 per incident; for the claim year ending December 31, 2001 this deductible has been replaced with a retention level of $250,000, except in Florida and Texas in which the retention level is $500,000. In certain states, particularly Florida and Texas, many long-term care providers are facing very difficult renewals. There can be no assurance that we will be able to obtain liability insurance in the future or that, if such insurance is available, it will be available on terms acceptable to us.

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

     For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect our future earnings and cash flows. We had variable rate debt of $27.2 million outstanding at December 31, 2000 with a weighted average interest rate of 4.2%. Assuming that our balance of variable rate debt remains constant at $27.2 million, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in cash flows, of $272,000. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in cash flows, of $272,000.

     The table below presents principal cash flows and related weighted average interest rates by expected maturity dates (in thousands).

                                              DECEMBER 31, EXPECTED MATURITY DATE                    DECEMBER 31,   DECEMBER 31,
                              --------------------------------------------------------------------       1999           2000
                               2001     2002      2003      2004     2005    THEREAFTER    TOTAL      FAIR VALUE     FAIR VALUE
                              ------   -------   -------   ------   ------   ----------   --------   ------------   ------------
Long-term debt:
  Fixed rate................  $1,085   $ 1,119   $ 1,105   $1,140   $1,210    $39,218     $ 44,877     $ 44,690       $ 44,877
  Average interest rate.....    7.93%     7.93%     7.93%    7.93%    7.93%      7.93%        7.93%
  Variable rate.............  $  605   $   674   $   728   $  786   $  852    $23,575     $ 27,220     $ 28,753       $ 27,220
  Average interest rate.....    4.15%     4.15%     4.15%    4.15%    4.15%      4.15%        4.15%
                              ------   -------   -------   ------   ------    -------     --------     --------       --------
        Total long-term
          debt..............  $1,690   $ 1,793   $ 1,833   $1,926   $2,062    $62,793     $ 72,097     $ 73,443       $ 72,097
Convertible debentures:
  6.0% debentures...........  $   --   $86,250   $    --   $   --   $   --    $    --     $ 86,250     $ 50,888       $ 36,225
  Average interest rate.....     6.0%      6.0%      6.0%     6.0%     6.0%       6.0%         6.0%
  5.625% debentures.........  $   --   $    --   $75,000   $   --   $   --    $    --     $ 75,000     $ 43,500       $ 29,250
  Average interest rate.....   5.625%    5.625%    5.625%   5.625%   5.625%     5.625%       5.625%
                              ------   -------   -------   ------   ------    -------     --------     --------       --------
        Total convertible
          debentures........  $   --   $86,250   $75,000   $   --   $   --    $    --     $161,250     $ 94,388       $ 65,475
                              ------   -------   -------   ------   ------    -------     --------     --------       --------
        Total long-term debt
          and convertible
          debentures........  $1,690   $88,043   $76,833   $1,926   $2,062    $62,793     $233,347     $167,831       $137,572
                              ======   =======   =======   ======   ======    =======     ========     ========       ========

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

GENERAL

     We have provided below certain information regarding our directors and executive officers:

                NAME                   AGE(1)                          POSITION
                ----                   ------                          --------
Wm. James Nicol(4)...................    57     President, Chief Executive Officer and Chairman of the
                                                Board of Directors
John M. Gibbons(2)(3)(4).............    52     Director, Vice Chairman of the Board of Directors
Richard C. Ladd(2)...................    62     Director
Jill M. Krueger(2)(3)(4).............    41     Director
Bruce E. Toll(2).....................    57     Director
Leonard Tannenbaum(3)................    29     Director
Sandra Campbell......................    54     Senior Vice President, General Counsel and Secretary
Nancy Gorshe.........................    50     Senior Vice President of Community Relations
Drew Q. Miller.......................    48     Senior Vice President, Chief Financial Officer and
                                                Treasurer
M. Catherine Maloney.................    38     Vice President, Controller and Chief Accounting
                                                Officer

---------------
(1) As of December 31, 2000.

(2) Member of the Audit Committee.

(3) Member of the Compensation Committee.

(4) Member of the Special Committee for Securityholder Litigation.

     Wm. James Nicol was appointed to the Board of Directors as Chairman of the Board on March 3, 2000. Mr. Nicol has over 20 years experience of senior executive management, including finance and corporate development in health care service organizations. Mr. Nicol has most recently served as the Chief Financial Officer of HemoTherapies, Inc., a San Diego based medical device start-up company. Prior to joining HemoTherapies, he served in various senior executive roles for numerous companies, including Chief Operating Officer of Laguna Medical Systems, President and Chief Executive Officer of Health Management, Inc. and Chief Financial Officer of Careline, Inc. and Quantum Health Resources, Inc. Mr. Nicol has served as a senior officer and/or member of the Board of Directors of six publicly-traded companies.

     John M. Gibbons was appointed to the Board of Directors in March 2000. He brings over 17 years of public company senior management experience in finance and executive management positions. From July 2000 to the present, he has served as President and Vice chairman of TMC Communications, Inc., a telecommunications services provider. From February 1994 until February 2000, he was employed at The Sports Club Company, a developer and operator of luxury sports and fitness clubs, Mr. Gibbons held a number of positions, including Chief Financial Officer, Chief Operating Officer and most recently President and Chief Executive Officer. He was a director of The Sports Club from 1995 through February 2000. Prior to joining The Sports Club, Mr. Gibbons was employed by Com-Systems, a publicly-traded long-distance telecommunications company, where he served in multiple capacities, including as Senior Vice-President, General Manager and Chief Financial Officer. Since July 2000, he has served on the board of Deckers Outdoor Corporation (AMEX-DECK).

     Richard C. Ladd served as Chairman of our Board of Directors from March 1999 to March 2000 and has been a director since September 1994. Since September 1994, Mr. Ladd has been the President of Ladd and Associates, a health and social services consulting firm. He is also co-director of the National Long-Term Care Balancing Project and was an adjunct assistant professor at the School of Internal Medicine, University of Texas Medical Branch at Galveston, Texas. From June 1992 to September 1994, Mr. Ladd served as the Texas Commissioner of Health and Human Services where he oversaw the development and implementation of a 22,000-bed Medicaid Waiver Program to be used for assisted living and other community-based service programs. From November 1981 to June 1992, Mr. Ladd served as Administrator of the Oregon Senior and Disabled Services Division. He is also a member of numerous professional and honorary organizations.

     Jill M. Krueger was elected to the Board of Directors in April 1999, and presently serves as Chairman of our Audit Committee. Since 1996, Ms. Krueger has served as President and Chief Executive Officer of Health Resources Alliance, an organization which provides rehabilitative and fitness services, pharmacy services, an extensive outcome measurement system and innovative programming and consulting services designed to optimize the health and well being of the elderly population. From 1988 to 1996 Ms. Krueger was a partner at KPMG LLP where she served as its Partner in Charge of the firm's National Long Term Care and Retirement Housing Practice.

     Bruce E. Toll was elected to the Board of Directors in January 2001. Mr. Toll serves on the Board of Directors of UbiquiTel, Inc., a publicly traded company which provides Sprint PCS digital communication services to mid-size markets in the western and mid-western United States. He is the owner of BET Investments, Inc., which owns, develops, and manages commercial and industrial properties in the Philadelphia area. He is also the owner and operator of an automobile agency, Robert Auto Mall in Downingtown, Pennsylvania and the Chairman of Puresyn Corp., a biotech company located in Malvern, Pennsylvania. In addition, he is the President of Toll Management Company, which owns and manages commercial and apartment properties on the Philadelphia area. Mr. Toll is Vice-Chairman, founder, and director of Toll Brothers, Inc., which today is the leading builder of luxury homes in the nation and recipient of a number of awards. He is the father-in-law of Leonard Tannenbaum.

     Leonard Tannenbaum, CFA, was elected to the Board of Directors in January 2001. Mr. Tannenbaum is currently the Managing Partner at MYFM Capital LLC, an investment banking firm. Mr. Tannenbaum currently serves on the board of directors of the following public companies: Cortech, Inc.; New World Coffee-Manhattan Bagel, Inc.; and General Devices, Inc. He also currently serves on the board of Timesys, an embedded Linux company, and Transcentives.com, an internet holding company. He formerly served on the board of Westower Corporation. Previously, Mr. Tannenbaum was the president of the on-line auction company CollectingNation.com, a partner in a $50 million hedge fund, an assistant portfolio manager at Pilgrim Baxter, and an Assistant Vice President in Merrill Lynch's small company group. Mr. Tannenbaum received both his M.B.A. and Bachelors of Science from the Wharton School at the University of Pennsylvania. He is the son-in-law of Bruce E. Toll.

     Sandra Campbell joined us as Senior Vice President, General Counsel and Secretary in January of 1998. Ms. Campbell has almost 20 years of experience in practicing law in real property, secured transactions and general business law. Prior to joining us, she was a partner in the law firm of Bullivant Houser Bailey where she was employed from April 1995 to December 1998. From January 1992 to April 1995, Ms. Campbell served as Chief Legal Counsel for First Fidelity Thrift & Loan Association.

     Nancy Gorshe joined us as Vice President of Community Relations in January of 1998 and has over twenty years of experience in the field of geriatric health, community and long-term care and housing. Prior to joining us, she was President of Franciscan ElderCare Corporation which is comprised of nursing homes, assisted living facilities, and subacute units in nursing homes and hospitals from 1993 to 1997. In addition, Ms. Gorshe has served as Executive Director of Providence Elderplace, a long-term care HMO.

     Drew Q. Miller joined us in March, 2000 as Senior Vice President, Chief Financial Officer and Treasurer. Mr. Miller has over 16 years of senior finance and accounting experience in health care services. From 1996 to 2000, Mr. Miller served as Chief Executive Officer and President of Advantage Behavior Health, Inc., a southern California-based comprehensive behavioral management company. Prior to Advantage, he served as Chief Financial Officer of Comprehensive Care Corporation, a publicly traded company engaged in the development, delivery and management of behavioral services.

     M. Catherine Maloney joined us as Controller in June 1998, and currently serves as Vice President, Controller, and Chief Accounting Officer. Prior to joining us, Ms. Maloney was an Audit Manager with KPMG LLP.

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

     To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2000, each of our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

     We have set forth in the following table information concerning the compensation paid during the fiscal year ended December 31, 2000 to Mr. Nicol and Dr. Wilson, each of whom served as our Chief Executive Officer during a portion of 2000 and each of our four other most highly compensated executive officers (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM
                                              ANNUAL COMPENSATION(1)              COMPENSATION AWARDS
                                        -----------------------------------    -------------------------
                                                                               SECURITIES
                                                                  OTHER        UNDERLYING    ALL OTHER
  NAME AND PRINCIPAL POSITION    YEAR    SALARY    BONUS(2)    COMPENSATION     OPTIONS     COMPENSATION
  ---------------------------    ----   --------   ---------   ------------    ----------   ------------
Wm. James Nicol(4).............  2000   $ 46,000          --           --        50,000          --
  President and Chief Executive
  Officer and Chairman
Keren Brown Wilson(5)..........  2000   $200,000          --     $800,000(3)    100,000          --
  Founder, Former President,     1999    200,000   $(100,000)    $187,500(3)      7,500          --
  Chief Executive Officer and    1998    203,000     100,000           --            --          --
  Vice Chairman
Leslie Mahon(4)................  2000   $ 70,000          --     $350,000        10,000          --
  Senior Vice President and      1999    141,300      17,500           --        30,000          --
  Chief Operating Officer
Drew Q. Miller(4)..............  2000   $145,000          --           --       150,000          --
  Senior Vice President, Chief
  Financial Officer and
  Treasurer
Sandra Campbell................  2000   $195,000          --           --        50,000          --
  Senior Vice President,         1999    150,000      51,250           --            --          --
  General Counsel and            1998    141,600      25,000           --        15,000          --
  Secretary
Nancy Gorshe(6)................  2000   $150,000   $  12,500           --            --          --
  Senior Vice President          1999    125,000      15,000           --            --          --
  of Community Relations         1998    101,300          --           --        55,000          --

---------------
(1) Excludes certain perquisites and other personal benefit amounts, such as car allowance, which, for any executive officer did not exceed, in the aggregate, the lesser of $50,000 or 10% of the total annual salary and bonus for such executive.

(2) Dr. Wilson was paid a bonus of $100,000 in 1998 related to the execution of the ARC merger agreement. Payments made to her subsequent to December 31, 1998 were reduced by $100,000 to reflect repayment of this bonus payments. Severance payment was made to Mr. Mahon during 2000 for $350,000 in accordance with his employment agreement in April, 2000 when Mr. Mahon's position was eliminated.

(3) During 1999 Dr. Wilson agreed to forfeit 50,000 shares of restricted stock held by her for $187,500. During 2000, we restructured our relationship with Dr. Wilson and agreed to pay Dr. Wilson the amount of $800,000 to which she may have been entitled under her employment agreement, of which approximately $182,000 was paid in 2000 and the remainder to be paid through monthly salary through December 31, 2001, and quarterly installments through September 30, 2001.

(4) Mr. Nicol and Mr. Miller began their employment with us in November 2000 and March 2000, respectively. Mr. Nicol was appointed President and Chief Executive Officer in November 2000. Mr. Mahon began his employment with us in March 1999 and resigned as Chief Operating Officer in April 2000.

(5) Dr. Wilson served as President and Chief Executive Officer during 2000 until October 2000.

(6) Ms. Gorshe began her employment with us in February 1998.

     We have provided in the following table information on stock options granted during 2000 to the Named Executive Officers.

                    STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                             INDIVIDUAL GRANTS
                             --------------------------------------------------     POTENTIAL REALIZABLE
                                           % OF TOTAL                                 VALUE AT ASSUMED
                             NUMBER OF      OPTIONS                                 ANNUAL RATE OF STOCK
                             SECURITIES    GRANTED TO                              PRICE APPRECIATION FOR
                             UNDERLYING    EMPLOYEES     EXERCISE                      OPTION TERM(1)
                              OPTIONS      IN FISCAL      PRICE      EXPIRATION    ----------------------
           NAME               GRANTED         YEAR        ($/SH)        DATE          5%           10%
           ----              ----------    ----------    --------    ----------    ---------    ---------
Wm. James Nicol............    50,000          4.8%       $1.81       2/29/10      $ 95,025     $ 99,550
Keren Brown Wilson.........   100,000          9.6%        1.44       3/29/10       151,200      158,400
Leslie Mahon...............    10,000          1.0%        1.44       3/29/10        15,120       15,840
Drew Q. Miller.............   150,000         14.4%        1.44       3/29/10       226,800      237,600
Sandra Campbell............    50,000          4.8%        1.44       3/29/10        75,600       79,200
Nancy Gorshe...............    40,000          3.9%        1.44       3/29/10        60,480       63,360

---------------
(1) In accordance with rules of the Securities and Exchange Commission (the "Commission"), shown are the gains or "option spreads" that would exist for the respective options granted. These gains are based on the assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted over the full option term. These assumed annual compound rates of stock price appreciation are mandated by the rules of the Commission and do not represent our estimate or projection of future Common Stock prices.

     We have provided in the following table information with respect to the Named Executive Officers concerning unexercised stock options held as of December 31, 2000.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                              NUMBER OF SECURITIES
                                                                   UNDERLYING         VALUE OF UNEXERCISED
                                                              UNEXERCISED OPTIONS     IN-THE-MONEY OPTIONS
                                                               AT FISCAL YEAR-END     AT FISCAL YEAR-END(1)
                                     SHARES                   --------------------    ---------------------
                                    ACQUIRED       VALUE          EXERCISABLE/            EXERCISABLE/
              NAME                 ON EXERCISE    REALIZED       UNEXERCISABLE            UNEXERCISABLE
              ----                 -----------    --------    --------------------    ---------------------
Wm. James Nicol..................    --            --             0/ 50,000               $0/$0
Keren Brown Wilson...............    --            --          122,500/105,000            $0/$0
Leslie Mahon.....................    --            --             0/      0               $0/$0
Drew Q. Miller...................    --            --          33,334/116,666             $0/$0
Sandra Campbell..................    --            --             0/ 50,000               $0/$0
Nancy Gorshe.....................    --            --             0/ 40,000               $0/$0

---------------
(1) The closing trading price on the American Stock Exchange for the Common Stock on December 31, 2000 was $0.31.

COMPENSATION OF DIRECTORS

     Non-employee directors are compensated for services as a director and are reimbursed for travel expenses incurred in connection with their duties as directors. Under the terms of the 1994 Stock Option Plan, each new non-employee director receives non-qualified options to purchase 20,000 shares of common stock at the time he or she joins the Board of Directors. Such director options vest with respect to one third of the amount of each grant on each of the first, second and third anniversaries of the grant date, and expire on the earlier of the seventh anniversary of the date of vesting or one year following the director's ceasing to be a director for any reason.

     During 2000, each non-employee director received a fee of $12,000 per year for services as a director, plus $1,000 for attendance in person, or $500 for attendance by telephone, at each meeting of the Board of Directors or of any committee meeting held on a day on which the Board of Directors did not meet. During 2000, those outside directors serving on the Executive Committee earned $5,000 per month for such services and on February 29, 2000, Mr. Nicol and Mr. Gibbons each received non-qualified options to purchase 30,000 shares of common stock at $1.81 per share for acting in such capacity. In January, 2001 the Board of Directors disbanded the Executive Committee and Mr. Gibbons was appointed Vice Chairman of the Board of Directors. Mr. Gibbons will receive $5,000 per month for such services.

     Mr. Nicol and Mr. Gibbons each received new non-employee director options to purchase 20,000 shares of Common Stock under the 1994 Stock Option Plan at $1.81 per share on February 29, 2000. In addition, on February 29, 2000, Ms. Krueger, Mr. Ladd and Ms. Cavanaugh received nonqualified options to purchase at $1.81 per share, 30,000, 10,000 and 10,000 shares of Common Stock, respectively.

EMPLOYMENT AGREEMENTS

  Employment Agreements with Current Officers

     Set forth below are summaries of employment and consulting agreements with certain individuals who were Named Executive Officers during 2000.

     Wm. James Nicol

     Effective November 1, 2000, we entered into an employment agreement with Wm. James Nicol, providing for Mr. Nicol's services as President and Chief Executive Officer. The agreement provides for such employment on a month-to-month basis, at a salary of not less than $30,000 per month. Mr. Nicol will also be eligible for bonus payments and incentive compensation awards based on certain performance targets to be agreed between us and Mr. Nicol. Under the agreement, in the event of a termination of employment by us for any reason other than "Cause" (as defined), Mr. Nicol will be entitled to four months of pay, as well as a pro-rated bonus payment. In connection with his employment agreement, we agreed to indemnify Mr. Nicol to the extent permitted under Nevada law against liability and expenses incurred by him in any proceeding in which he is involved due to his role as officer or director.

     Sandra Campbell

     On December 31, 1997, we entered into an employment agreement with Sandra Campbell providing for Ms. Campbell's services as Senior Vice President, General Counsel and Secretary. We and Ms. Campbell agreed to amend the employment agreement as of January 1, 2000. The amendment effectuated no changes in Ms. Campbell's total annual compensation from the Company; it merely recharacterized the amounts. The agreement, as amended, provides for an initial two and one-half-year term, which expired without having been terminated, consequently the agreement is automatically extended on a continuous basis. We may terminate the agreement by providing Ms. Campbell with two and one-half years' prior notice of our intention to terminate her employment, and Ms. Campbell may terminate the agreement by providing us with four months' prior notice of her intention to resign. In addition, we may terminate the agreement at any time for "Cause" and Ms. Campbell may terminate the agreement for "Good Reason" (each as defined), and the agreement automatically terminates upon Ms. Campbell's death or permanent disability. If we terminate Ms. Campbell's employment other than for Cause and without providing the notice referred to above, or if Ms. Campbell terminates the agreement for Good Reason, then we must make a lump-sum payment to Ms. Campbell equal to two times her then-annual salary plus $10,000. In addition, if there is a Change in Control (as defined), regardless of whether she remains in our employ, Ms. Campbell is entitled to receive an additional amount equal to two times her then-annual salary plus $10,000, and all options exercisable for common stock automatically vest and become exercisable. The agreement provides that Ms. Campbell's salary is $195,000. In addition, Ms. Campbell received options to purchase 50,000 shares of Common Stock, to become exercisable in annual installments of 16,666 shares commencing December 31, 1998, at an exercise price of $16.50, equal to the fair market value of the Common Stock on the date of grant. These options were cancelled in 2000. The agreement includes an agreement to indemnify Ms. Campbell to the extent permitted under Nevada law against liability and expenses incurred by her in any proceeding in which she is involved due to her role as an officer.

     Nancy Gorshe

     On February 3, 1998, we entered into an employment agreement with Nancy Gorshe providing for Ms. Gorshe's services as Vice President/Community Relations. The agreement provides for an initial two-year term, subject to automatic one year extensions unless we notify Ms. Gorshe during the 90-day period ending on February 3 of each year that we wish to terminate the agreement on February 3 of the following year. We may terminate the agreement at any time for "Cause" (as defined). If we terminate Ms. Gorshe's employment without Cause and without offering Ms. Gorshe comparable employment (employment with us or any affiliated company that is not materially different in level of responsibility, at the same or higher salary level, with same or similar title or rank and within a 20-mile radius of her immediately prior position with us) or if within one year following a Change of Control (as defined) we either terminate Ms. Gorshe without Cause or she voluntarily resigns (and we have not offered her comparable employment in either case), then we must make a lump-sum payment to Ms. Gorshe in an amount equal to twice her then annual salary. In addition, if we terminate Ms. Gorshe within one year following a Change in Control, all Common Stock options held by Ms. Gorshe will automatically become immediately exercisable. The agreement provides that our President or Chief Executive Officer will determine Ms. Gorshe's annual compensation subject to adjustment from time to time at the discretion of the Board of Directors. Ms. Gorshe's current salary is $150,000. The agreement further provides that Ms. Gorshe is subject to confidential information, and non-competition provisions until one year after the termination of Ms. Gorshe's employment. In addition, Ms. Gorshe received options to purchase 20,000 shares of Common Stock, to become exercisable in annual installments of 6,667 shares commencing on July 27, 1999, at an exercise price of $16.50, equal to the fair market value of the Common Stock on the date of grant. These options were cancelled in 2000.

     Drew Q. Miller

     On March 16, 2000, we entered into an employment agreement with Drew Q. Miller providing for Mr. Miller's services as Senior Vice President, Chief Financial Officer and Treasurer. The agreement provides that Mr. Miller's annual base salary shall equal $190,000. The agreement provides for an initial two-year term. If the agreement has not been terminated prior to the expiration of the initial term, then the agreement is automatically extended on a continuous basis. We may terminate the agreement by providing Mr. Miller with one and one-half years' prior notice of our intention to terminate his employment, and Mr. Miller may terminate the agreement by providing us with 45-days' prior notice of his intention to resign. In addition, we may terminate the agreement at any time for "Cause" (as defined) or Mr. Miller's permanent disability, and Mr. Miller may terminate the agreement in the event there is a Change of Control (as defined) or a material reduction in the scope and/or authority of his duties. The agreement automatically terminates upon Mr. Miller's death. If we terminate Mr. Miller's employment other than in connection with Mr. Miller's death or disability or for Cause, or if Mr. Miller terminates the agreement as a result of a Change of Control or a material reduction in the scope and/or authority of his duties, we will continue to be obligated to pay Mr. Miller's base salary until March 16, 2002 and all of Mr. Miller's options exercisable for common stock shall automatically vest and become exercisable. Pursuant to the agreement, Mr. Miller received options to purchase 150,000 shares of Common Stock, to become exercisable in monthly installments of 4,167 shares commencing April 16, 2000, at an exercise price of $1.44, equal to the fair market value of the Common Stock on the date of grant. The agreement includes an agreement to indemnify Mr. Miller to the extent permitted under Nevada law against liability and expenses incurred by him in any proceeding in which he is involved due to his role as an officer.

  Agreements with Former Officers

     Keren Brown Wilson

     On October 19, 2000, as part of a restructuring of our relationship with Dr. Keren Brown Wilson, Dr. Wilson resigned from the Board of Directors and from her position as President and Chief Executive Officer. Effective on this date, Dr. Wilson and we agreed among other things to the following: (i) Dr. Wilson will be an at-will employee until December 31, 2001, and her base salary is to be $16,666.67 per month, with a total of $200,000 to be paid in any event; (ii) when Dr. Wilson's employment terminates, her stock options will vest, if not already vested, and she will have one year from that date to exercise the stock options; and, (iii) we will pay Dr. Wilson $559,677.37, plus 10% interest per annum from October 19, 2000, until fully paid, to be paid in four (4) equal quarterly installments commencing December 31, 2000.

     In addition, we and Dr. Wilson agreed to the termination of Dr. Wilson's employment agreement effective October 19, 2000. The employment agreement provided for Dr. Wilson's services as President and Chief Executive Officer. The employment agreement provided for an initial four-year term, subject to automatic extension absent notice of termination under the terms of the employment agreement.

     Under the employment agreement, in the event of a termination of employment for any reason other than "Cause" (as defined), Dr. Wilson was entitled to the payment of an amount equal to four times her annual salary. In the event of a termination within one year of a Change in Control (as defined) for any reason other than the death or disability or a termination by us for Cause, Dr. Wilson would be entitled to a $3.0 million termination payment. The employment agreement also contained "gross-up" provisions to compensate Dr. Wilson in the event that any payment under the employment agreement was subject to an excise tax imposed under Section 4999 of the Internal Revenue Code. The employment agreement provided that Dr. Wilson was entitled to compensation at an annual rate of $200,000.

     In connection with her employment agreement, we agreed to indemnify Dr. Wilson to the extent permitted under Nevada law against liability and expenses incurred by her in any proceeding in which she is involved due to her role as officer or director.

     James Cruckshank

     Effective as of March 3, 2000, we entered into a separation and consulting agreement with Mr. Cruckshank which provided, among other things, for the termination of Mr. Cruckshank's employment agreement, entered into on March 15, 1999.

     Pursuant to the separation and consulting agreement, Mr. Cruckshank agreed to provide us consulting services through December 31, 2000, for which we paid him a bi-weekly amount equal to $3,000.

     Pursuant to Mr. Cruckshank's employment agreement, Mr. Cruckshank was granted options exercisable for 30,000 shares of Common Stock. In connection with the termination of employment, Mr. Cruckshank agreed to the termination, as of March 2, 2000, of his options to purchase 20,000 shares of Common Stock, which were to vest on March 15, 2001 and March 15, 2002. We also agreed with Mr. Cruckshank that his options to purchase 10,000 shares of Common Stock, which have an exercise price of $3.813 per share, will expire March 31, 2001.

     Leslie Mahon

     On March 15, 1999, we entered into an employment agreement with Leslie Mahon providing for Mr. Mahon's services as Vice President and Chief Operating Officer. On April 21, 2000, the position of Vice President and Chief Operating Officer was eliminated and we paid Mr. Mahon a lump-sum payment of $350,000 in accordance with his employment agreement. Except with respect to such payment and the termination of Mr. Mahon's employment, the provisions of Mr. Mahon's employment agreement remain in effect. The employment agreement provides that Mr. Mahon is subject to confidential information restrictions for as long as Mr. Mahon possesses any confidential information, and non-competition provisions until one year after the termination of Mr. Mahon's employment. In addition, Mr. Mahon received options to purchase

30,000 shares of Common Stock, exercisable in annual installments of 10,000 shares commencing March 15, 2000, at an exercise price of $5.00, equal to the fair market value of the Common Stock on the date of the grant. Mr. Mahon agreed to the cancellation of these options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     At December 31, 2000, the Compensation Committee was comprised of John Gibbons, Bradley Razook, and Gloria Cavanaugh. From January 1, 2000 to March 28, 2000, the Compensation Committee was comprised of Mr. Razook, Ms. Cavanaugh, and Ms. Krueger. On March 28, 2000, Mr. Nicol replaced Ms. Krueger on the Compensation Committee. In November 2000, Mr. Gibbons replaced Mr. Nicol on the Compensation Committee following Mr. Nicol's October 19, 2000 appointment as President and Chief Executive Officer. Mr. Razook served as Chair of the Compensation Committee throughout 2000. From January 17, 2001 to the present, the Compensation Committee was comprised of John Gibbons (Chairman), Jill Krueger and Leonard Tannenbaum.

     Mr. Razook, is President and Managing Director at Cohen & Steers Capital Advisors LLC ("C&S Advisors"). On January 24, 2000, we entered into an agreement with C&S Advisors pursuant to which we paid C&S Advisors $471,000 through December 31, 2000 for financial advisory services. This agreement terminated on December 31, 2000, except that we are required to pay C&S Advisors fees under this agreement if we complete certain financing and merger transactions on or prior to December 31, 2001. We are currently exploring various financing alternatives and the closing of any such financing could result in the payment of fees to C&S Advisors. On March 2, 2001, we closed the Heller financing and paid C&S Advisors $457,000 in relation to this transaction.

     In December 2000, we entered into an agreement with MYFM Capital LLC under which we could establish a line of credit with BET Associates LP ("BET") as lender, providing for loans of up to $10.0 million. Subsequent to December 31, 2000, we terminated the agreement and paid MYFM $50,000 in connection with such termination. Bruce E. Toll, our largest shareholder, and a current member of our Board of Directors, is the sole member of BRU Holdings Company, Inc. LLC, which is the sole general partner of BET. Leonard Tannenbaum is the Managing Partner of MYFM Capital, LLC, the son-in-law of Mr. Toll, a 10% limited partner of BET and a current member of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     We have set forth in the following table information as of February 16, 2001 with respect to the beneficial ownership of our Common Stock (based upon information provided by such persons) by:

          (1) each of our directors;

          (2) each person who is known by us to own beneficially more than 5% of our common stock;

          (3) each of the Named Executive Officers for the fiscal year ended December 31, 2000; and

          (4) our directors and executive officers as a group.

                                                                 SHARES       PERCENT
                                                              BENEFICIALLY      OF
          NAME AND ADDRESS OF BENEFICIAL OWNER(1)               OWNED(2)       CLASS
          ---------------------------------------             ------------    -------
Wm. James Nicol.............................................     17,501          --
Richard C. Ladd.............................................     21,111           *
John M. Gibbons.............................................     17,501           *
Jill Krueger................................................     26,668           *
Bruce E. Toll(3)............................................  3,105,698.65     17.5%
  3103 Philmont Avenue
  Huntington Valley, Pennsylvania 19006
Leonard Tannenbaum..........................................    469,603         2.7%
  16 School St., 2nd Floor
  Rye, NY 10580-2952
Les Mahon...................................................         11           *
Sandra Campbell.............................................     24,476           *
Nancy Gorshe................................................     18,945           *
Drew Q. Miller..............................................     54,166           *
Keren Brown Wilson(4).......................................    882,912         5.2%
John W. Adams(5)............................................  1,635,600         9.6%
  885 Third Avenue, 34th Floor
  New York, New York 10022
Greenlight Capital, L.L.C.(6)...............................  1,566,012         8.8%
  420 Lexington Avenue, Suite 875
  New York, New York 10170
Capital Group International, Inc. and Capital Guardian
  Trust(7)..................................................  1,645,000         9.6%
  11800 Santa Monica Blvd.
  Los Angeles, CA 90025
All directors and executive officers as a group (15
  persons)..................................................    243,352         1.4%

---------------
 *  Less than 1%.

(1) Except as otherwise noted above, the address of the directors and officers is c/o Assisted Living Concepts, Inc., 11835 NE Glenn Widing Drive, Building E, Portland, Oregon, 97220-9057.

(2) Includes options to purchase 17,501 shares held by Mr. Nicol, 21,111 shares held by Mr. Ladd, 17,501 shares held by Mr. Gibbons, 26,668 shares held by Ms. Krueger, 24,476 shares held by Ms. Campbell, 54,166 shares held by Mr. Miller, 18,945 shares held by Ms. Gorshe, and 62,984 shares held collectively by the executive officers not named above, which are exercisable within 60 days of February 16, 2001. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. Shares of Common Stock subject to currently exercisable options, or options that will become exercisable within 60 days of February 16, 2001, and shares issuable on conversion of debentures are deemed to be outstanding for purposes of computing the percentage of the person holding the options or debentures, but are not outstanding for purposes of computing the percentage of any other person or entity.

(3) Based on the Form 13D/A as filed on November 22, 2000. 575,098.65 of such shares are issuable upon the conversion of $12.1 million of our 6.0% Debentures and $1.0 million of our 5.625% Debentures to BET Associates, L.P., a partnership controlled by Mr. Toll, and 2,530,600 of such shares are held by BRU Holding Company Inc., LLC, a limited liability company controlled by Mr. Toll.

(4) Based on the Form 13G as filed on April 12, 2000.

(5) Based on the Form 13G/A as filed on February 16, 2001. These shares are held by JWA Investment Corp. and Tempe Wicke investments L.P., which in turn are controlled by Mr. Adams.

(6) Based on the Form 13D as filed on December 30, 1999. 667,412 of such shares are issuable upon the conversion of the Company's 6.0% Debentures.

(7) Based on the Form 13G/A as filed on February 12, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1999, Supportive Housing Services, Inc. ("SHS") provided services to us for market feasibility analysis, site pre-acquisition services, field construction supervision, construction management oversight and building setup in conjunction with our development activities. We terminated the agreement for these services effective January 2000. At that time SHS was owned 75% by Dr. Wilson's spouse. In fiscal 2000, we paid SHS approximately $69,000 for services performed in 1999.

     In June 1999 we entered into a agreement with Concepts in Community Living, Inc. ("CCL"), a company owned by Dr. Wilson's spouse, pursuant to which CCL provided market research, demographic review and competitor analysis in many of our current markets. This agreement was terminated on December 12, 1999. In fiscal 2000, we paid CCL $69,000 for services performed in 1999.

     We lease six residences from Assisted Living Facilities, Inc. of which Dr. Wilson's spouse owns a 25% interest. During 2000, we paid Assisted Living Facilities, Inc. approximately $1.3 million for building rent and escrow reserves.

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

     (b) Reports on Form 8-K

     On October 19, 2000, we filed a report on Form 8-K announcing that we had restructured our relationship with Keren Brown Wilson, our former President, Chief Executive Officer and Vice Chairman of the Board.

                ASSISTED LIVING CONCEPTS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                                  (ITEM 14(a))

                                                                      PAGE
                                                                      ----
  1.    FINANCIAL STATEMENTS:
        Independent Auditors' Report................................   52
        Consolidated Balance Sheets, December 31, 1999 and 2000.....   53
        Consolidated Statements of Operations and Consolidated
          Statements of Comprehensive Loss, Years Ended December 31,
          1998, 1999 and 2000.......................................   54
        Consolidated Statements of Shareholders' Equity, Years Ended
          December 31, 1998, 1999 and 2000..........................   55
        Consolidated Statements of Cash Flows, Years Ended December
          31, 1998, 1999 and 2000...................................   56
        Notes to Consolidated Financial Statements..................   57
  2.    FINANCIAL STATEMENT SCHEDULE:
        Schedule II -- Valuation and Qualifying Accounts............   83

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Assisted Living Concepts, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Assisted Living Concepts, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Assisted Living Concepts Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Portland, Oregon
March 12, 2001

                         ASSISTED LIVING CONCEPTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        2000
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $  7,606    $  9,889
  Marketable securities, available for sale.................     1,680          --
  Accounts receivable, net of allowance for doubtful
     accounts of $1,062 at 1999 and $1,399 at 2000..........     4,069       2,448
  Prepaid insurance.........................................       282       1,765
  Prepaid expenses..........................................       666       1,042
  Other current assets......................................     3,419       2,729
                                                              --------    --------
          Total current assets..............................    17,722      17,873
                                                              --------    --------
Restricted cash.............................................     7,555       6,466
Property and equipment, net.................................   305,648     298,744
Goodwill, net...............................................     5,077       4,785
Other assets, net...........................................    10,186       8,590
                                                              --------    --------
          Total assets......................................  $346,188    $336,458
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,318    $  2,708
  Construction payable......................................     1,078          --
  Accrued real estate taxes.................................     4,466       4,835
  Accrued interest expense..................................     1,940       1,937
  Accrued payroll expense...................................     2,773       4,017
  Other accrued expenses....................................     2,030       4,229
  Bridge loan payable.......................................        --       4,000
  Litigation settlement payable.............................        --       7,765
  Tenant security deposits..................................     2,245       2,484
  Related party payable.....................................        --         626
  Other current liabilities.................................       341         565
  Current portion of long-term debt and capital lease
     obligation.............................................     1,494       1,690
                                                              --------    --------
          Total current liabilities.........................    17,685      34,856
                                                              --------    --------
Other liabilities...........................................     5,960       6,059
Long-term debt and capital lease obligation, net of current
  portion...................................................    71,949      70,407
Convertible subordinated debentures.........................   161,250     161,250
                                                              --------    --------
          Total liabilities.................................   256,844     272,572
                                                              --------    --------
Commitments and contingencies
Shareholders' equity:
  Preferred Stock, $.01 par value; 1,000,000 shares
     authorized; None issued or outstanding.................        --          --
  Common Stock, $.01 par value; 80,000,000 shares
     authorized; issued and outstanding 17,120,745 shares at
     December 31, 1999 and 2000.............................       171         171
  Additional paid-in capital................................   144,443     144,451
  Fair market value in excess of historical cost of acquired net assets attributable to related party
     transactions...........................................      (239)       (239)
  Accumulated other comprehensive loss......................      (320)         --
  Accumulated deficit.......................................   (54,711)    (80,497)
                                                              --------    --------
          Total shareholders' equity........................    89,344      63,886
                                                              --------    --------
          Total liabilities and shareholders' equity........  $346,188    $336,458
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1999        2000
                                                             --------    --------    --------
Revenue....................................................  $ 89,384    $117,489    $139,423
Operating expenses:
  Residence operating expenses.............................    57,443      81,767      95,032
  Corporate general and administrative.....................    11,099      21,178      18,365
  Building rentals.........................................    11,400      14,103      14,734
  Building rentals to related party........................     1,364       1,264       1,270
  Depreciation and amortization............................     6,339       8,981       9,923
  Litigation settlement....................................        --          --      10,020
  Terminated merger expense................................     1,068         228          --
  Site abandonment costs...................................     2,377       4,912          --
  Write-off of impaired assets and related expenses........     8,521          --          --
                                                             --------    --------    --------
          Total operating expenses.........................    99,611     132,433     149,344
                                                             --------    --------    --------
Operating loss.............................................   (10,227)    (14,944)     (9,921)
                                                             --------    --------    --------
Other income (expense):
  Interest expense.........................................   (11,039)    (15,200)    (16,363)
  Interest income..........................................     3,869       1,598         786
  Gain (loss) on sale of assets............................      (651)       (127)         13
  Loss on sale of marketable securities....................        --          --        (368)
  Other income (expense), net..............................    (1,174)       (260)         67
                                                             --------    --------    --------
          Total other expense..............................    (8,995)    (13,989)    (15,865)
                                                             --------    --------    --------
Loss before cumulative effect of change in accounting
  principle................................................   (19,222)    (28,933)    (25,786)
Cumulative effect of change in accounting principle........    (1,523)         --          --
                                                             --------    --------    --------
Net loss...................................................  $(20,745)   $(28,933)   $(25,786)
                                                             ========    ========    ========
Basic and diluted net loss per common share:
  Loss before cumulative effect of change in accounting
     principle.............................................  $  (1.18)   $  (1.69)   $  (1.51)
  Cumulative effect of change in accounting principle......     (0.09)         --          --
                                                             --------    --------    --------
Basic and diluted net loss per common share................  $  (1.27)   $  (1.69)   $  (1.51)
                                                             ========    ========    ========
Basic and diluted weighted average common shares
  outstanding..............................................    16,273      17,119      17,121
                                                             ========    ========    ========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1999        2000
                                                             --------    --------    --------
Net loss...................................................  $(20,745)   $(28,933)   $(25,786)
Other comprehensive loss:
  Unrealized loss on investments...........................        --        (320)         --
  Reclassification adjustment for loss included in net
     loss..................................................        --          --         320
                                                             --------    --------    --------
Comprehensive loss.........................................  $(20,745)   $(29,253)   $(25,466)
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                            FAIR MARKET
                                                                             VALUE IN      ACCUMULATED
                               COMMON STOCK     ADDITIONAL     UNEARNED      EXCESS OF        OTHER
                              ---------------    PAID-IN     COMPENSATION   HISTORICAL    COMPREHENSIVE   ACCUMULATED
                              SHARES   AMOUNT    CAPITAL       EXPENSE         COST           LOSS          DEFICIT
                              ------   ------   ----------   ------------   -----------   -------------   -----------
Balance at December 31,
  1997......................  15,646    $156     $141,460      $(4,100)        $(239)            --        $ (5,033)
Common stock repurchased....    (529)     (5)      (7,057)          --            --             --              --
Conversion of subordinated
  debentures................   1,855      19       13,387           --            --             --              --
Exercise of employee stock
  options...................     122       1          745           --            --             --              --
Issuance of restricted
  stock.....................     250       2           (2)          --            --             --              --
Compensation expense earned
  on restricted stock.......      --      --           --          608            --             --              --
Net loss....................      --      --           --           --            --             --         (20,745)
                              ------    ----     --------      -------         -----          -----        --------
Balance at December 31,
  1998......................  17,344     173      148,533       (3,492)         (239)            --         (25,778)
Exercise of employee stock
  options...................      27      --          158           --            --             --              --
Compensation expense earned
  on restricted stock.......      --      --           --          180            --             --              --
Retirement of restricted
  stock.....................    (250)     (2)      (4,248)       3,312            --             --              --
Unrealized loss on
  marketable securities.....      --      --           --           --            --           (320)             --
Net loss....................      --      --           --           --            --             --         (28,933)
                              ------    ----     --------      -------         -----          -----        --------
Balance at December 31,
  1999......................  17,121     171      144,443           --          (239)          (320)        (54,711)
Compensation expense on
  issuance of consultant
  options...................      --      --            8           --            --             --              --
Reclassification adjustment
  for loss included in net
  loss......................      --      --           --           --            --            320              --
Net loss....................      --      --           --           --            --             --         (25,786)
                              ------    ----     --------      -------         -----          -----        --------
Balance at December 31,
  2000......................  17,121    $171     $144,451      $    --         $(239)         $  --        $(80,497)
                              ======    ====     ========      =======         =====          =====        ========


                                  TOTAL
                              SHAREHOLDERS'
                                 EQUITY
                              -------------
Balance at December 31,
  1997......................    $132,244
Common stock repurchased....      (7,062)
Conversion of subordinated
  debentures................      13,406
Exercise of employee stock
  options...................         746
Issuance of restricted
  stock.....................          --
Compensation expense earned
  on restricted stock.......         608
Net loss....................     (20,745)
                                --------
Balance at December 31,
  1998......................     119,197
Exercise of employee stock
  options...................         158
Compensation expense earned
  on restricted stock.......         180
Retirement of restricted
  stock.....................        (938)
Unrealized loss on
  marketable securities.....        (320)
Net loss....................     (28,933)
                                --------
Balance at December 31,
  1999......................      89,344
Compensation expense on
  issuance of consultant
  options...................           8
Reclassification adjustment
  for loss included in net
  loss......................         320
Net loss....................     (25,786)
                                --------
Balance at December 31,
  2000......................    $ 63,886
                                ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998         1999        2000
                                                              ---------    --------    --------
OPERATING ACTIVITIES:
Net loss....................................................  $ (20,745)   $(28,933)   $(25,786)
Adjustment to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................      6,339       8,981       9,923
  Provision for doubtful accounts...........................        359         883       1,932
  Site abandonment costs....................................      2,377       4,912          --
  Write-off of impaired assets and related expenses.........      8,521          --          --
  Loss on the sale of marketable securities.................         --          --         368
  Loss (gain) on sale of assets.............................        651         127         (13)
  Cumulative effect of change in accounting principle.......      1,523          --          --
  Compensation expense earned on restricted stock...........        608         180          --
  Compensation expense on issuance of consultant options....         --          --           8
Changes in assets and liabilities, excluding effects of
  acquisitions:
  Accounts receivable.......................................     (3,302)        175        (311)
  Prepaid expenses..........................................        (88)         44      (1,859)
  Other current assets......................................       (909)        953         690
  Other assets..............................................      1,314         564       1,596
  Accounts payable..........................................       (237)       (304)      1,390
  Accrued expenses..........................................      2,840         245       3,809
  Other current liabilities.................................      2,922      (2,271)      8,854
  Other liabilities.........................................        823       2,545         _99
                                                              ---------    --------    --------
        Net cash provided by (used in) operating
          activities........................................      2,996     (11,899)        700
                                                              ---------    --------    --------
INVESTING ACTIVITIES:
Sale of marketable securities, available for sale...........         --       2,000       1,632
Purchase of marketable securities, available for sale.......     (4,000)         --          --
Restricted cash.............................................         --      (7,555)      1,089
Funds held in trust.........................................      1,956          --          --
Proceeds from sale and leaseback transactions...............      8,113          --          --
Proceeds from sale of property and equipment................         --          19          14
Purchases of property and equipment.........................   (117,972)    (27,824)     (3,543)
Acquisitions, net of cash, debt acquired and issuance of
  common stock..............................................    (11,366)         --          --
                                                              ---------    --------    --------
        Net cash used in investing activities...............   (123,269)    (33,360)       (808)
                                                              ---------    --------    --------
FINANCING ACTIVITIES:
Proceeds from bridge loan...................................         --          --       4,000
Proceeds from long-term debt................................     49,004          --          --
Payments on long-term debt and capital lease obligation.....       (289)     (1,491)     (1,609)
Proceeds from issuance of common stock, net.................        746         158          --
Repurchase of common stock..................................     (7,062)         --          --
Debt issuance costs of offerings and long-term debt.........     (5,359)         --          --
Proceeds from issuance of convertible subordinated
  debentures................................................     75,000          --          --
Retirement of restricted stock..............................         --        (838)         --
                                                              ---------    --------    --------
        Net cash provided by (used in) financing
          activities........................................    112,040      (2,171)      2,391
                                                              ---------    --------    --------
Net (decrease) increase in cash and cash equivalents........     (8,233)    (47,430)      2,283
Cash and cash equivalents, beginning of year................     63,269      55,036       7,606
                                                              ---------    --------    --------
Cash and cash equivalents, end of year......................  $  55,036    $  7,606    $  9,889
                                                              =========    ========    ========
Supplemental disclosure of cash flow information:
  Cash payments for interest................................  $  16,480    $ 15,528    $ 14,945
  Cash payments for income taxes............................  $      --    $     --    $     --
Non-cash transactions:
  Decrease in construction payable and property and
    equipment...............................................  $ (11,941)   $ (5,864)   $ (1,078)
  Conversion of subordinated debentures (net of $509 of
    unamortized financing costs in 1998)....................     13,406          --          --
  Purchase of equipment with capital lease obligation.......         --          --         263
  Conversion of construction financing to sale leaseback....      2,150          --          --
  Unrealized loss on investment.............................         --        (320)         --
  Amendment of leases and removal of related assets.........         --      29,492          --
  Retirement of restricted stock............................         --       3,412          --
  Amendment of leases and removal of related debt...........         --      31,488          --

  The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Assisted Living Concepts, Inc. ("the Company") owns, leases and operates assisted living residences which provide housing to older persons who need help with the activities of daily living such as bathing and dressing. The Company provides personal care and support services and makes available routine health care services, as permitted by applicable law, designed to meet the needs of its residents. The accompanying financial statements reflect the operating results of 165, 185 and 185 residences for the years ended December 31, 1998, 1999 and 2000, respectively. Residences are included in operating results as of the first day of the month following licensure.

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

     In June 1997 the Company's Board of Directors declared a dividend distribution of one preferred share purchase right ("Preferred Share Purchase Right") on each outstanding share of the Company's common stock. In the event that a person or group of persons acquires or announces a tender offer to acquire 15% or more of the common stock (the "Acquiring Person"), the Preferred Stock Purchase Rights, subject to certain limited exceptions, will entitle each shareholder (other than the Acquiring Person) to buy one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $54. The Company may redeem the rights at one cent per right at any time before a person or group has acquired 15% or more of the outstanding common stock. The record date for Preferred Share Purchase Right distribution was June 30, 1997.

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

                         ASSISTED LIVING CONCEPTS, INC.

     During the year ended December 31, 1998, the Company purchased approximately 529,000 shares of its common stock for a total purchase price of approximately $7.1 million in accordance with a stock repurchase plan initiated in May 1998. The Board of Directors terminated the stock repurchase plan in November, 1998.

     On November 8, 2000, the Company modified and amended its Rights Agreement to provide that the acquisition of up to $15.0 million in face value of the Company's convertible debentures is not to be considered "beneficially owned," as defined under the Rights Agreement, for purposes of calculating whether a beneficial owner owns 15% or more of the Company's common shares then outstanding, in which event certain rights as described in the Rights Agreement would arise.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Assisted Living Concepts Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

CASH EQUIVALENTS AND MARKETABLE SECURITIES

     Cash equivalents of $6.0 million and $4.6 million at December 31, 1999 and 2000, respectively, consist of highly liquid investments with maturities of three months or less at the date of purchase. The Company's investments in marketable securities are classified as available for sale. These investments are stated at fair value with any unrealized gains or losses included as accumulated other comprehensive loss in shareholders' equity. Interest income is recognized when earned.

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

     All of the Company's leases contain various provisions for annual increases in rent, or rent escalators. Certain of these leases contain rent escalators with future minimum annual rent increases that are not considered contingent rents. The total amount of the rent payments under such leases with non-contingent rent escalators is being charged to expense on the straight-line method over the term of the leases. The Company records a deferred credit, included in other liabilities, to reflect the excess of rent expense over cash payments. This deferred credit is reduced in the later years of the lease term as the cash payments exceed the rent expense (See Note 5). Other liabilities included $1.9 million of such amount at December 31, 1999 and 2000.

                         ASSISTED LIVING CONCEPTS, INC.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and depreciation is computed over the assets' estimated useful lives on the straight-line basis as follows:

Buildings and building improvements.....................      40 years
Furniture and equipment.................................  3 to 7 years

     Equipment under capital lease is recorded at the net present value of the future minimum lease payments at the inception of the lease. Amortization of equipment under capital lease is provided using the straight-line method over the estimated useful life of 5 years.

     Asset impairment is analyzed on assets to be held and used by the rental demand by market to determine if future cash flows (undiscounted and without interest charges) are less than the carrying amount of the asset. If an impairment is determined to have occurred, an impairment loss is recognized to the extent the assets carrying amount exceeds its fair value. Assets the Company intends to dispose of are reported at the lower of (i) fair carrying amount or
(ii) fair value less the cost to sell. The Company has not recognized any impairment losses on property through the year ended December 31, 2000.

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

GOODWILL

     Costs in excess of the fair value of the net assets acquired in purchase transactions as of the date of acquisition have been recorded as goodwill and are being amortized over periods ranging between 15 and 20 years on a straight-line basis. Amortization of goodwill was $398,000, $294,000, and $292,000 respectively, for the years ended December 31, 1998, 1999 and 2000. Accumulated amortization of goodwill at December 31, 1999 and 2000 was $629,000 and $922,000, respectively. The Company assesses the recoverability of its goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through the undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     During the year ended December 31, 1998, the Company wrote-off all the unamortized goodwill (approximately $7.5 million) associated with Pacesetter Home Health Care, Inc. ("Pacesetter"), a wholly owned subsidiary of Home and Community Care, Inc. The shut-down of Pacesetter operations was a result of a change in the regulatory reimbursement environment during the quarter ended June 30, 1998 (See Note 10).

PRE-OPENING COSTS

     Prior to the adoption of American Institute of Certified Public Accountants ("AICPA") Statement of Position 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5"), pre-opening costs associated with newly developed residences were capitalized and amortized over 12 months. As a result of the Company's adoption of SOP 98-5 (effective as of January 1, 1998), pre-opening costs are expensed as incurred.

                         ASSISTED LIVING CONCEPTS, INC.

ADVERTISING COSTS

     Advertising costs are expensed as incurred and were $368,000, $853,000 and $612,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     Effective January 1, 1998, the Company adopted SOP 98-5, which requires that pre-opening costs be expensed as incurred. In connection with such adoption, $1.5 million of previously capitalized, unamortized pre-opening costs were written off as of January 1, 1998 and presented in the accompanying statement of operations for fiscal year 1998 as the cumulative effect of a change in accounting principle.

DEFERRED FINANCING COSTS

     Financing costs related to the issuance of debt are capitalized as other assets and amortized to interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method. Amortization of deferred financing costs were $978,000, $1.6 million, and $1.6 million, respectively, for the years ended December 31, 1998, 1999 and 2000. Accumulated amortization of deferred financing costs at December 31, 1999 and 2000 were $3.1 million and $4.7 million, respectively.

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

REVENUE RECOGNITION

     Revenue is recognized when services are rendered and consists of residents' fees for basic housing and support services and fees associated with additional services such as routine health care and personalized assistance on a fee for service basis. The collectibility of the accounts receivable is assessed periodically and a provision for doubtful accounts is recorded as considered necessary.

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

                         ASSISTED LIVING CONCEPTS, INC.

NET LOSS PER COMMON SHARE

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

     Vested options to purchase 833,000, 983,000 and 477,000 shares of common stock were outstanding during the years ended December 31, 1998, 1999 and 2000, respectively. These options were excluded from the respective computations of diluted loss per share, as their inclusion would be antidilutive.

     Also excluded from the computations of diluted loss per share, for the years ended December 31, 1998, 1999 and 2000 were, 6,685,789 shares of common stock issuable upon conversion of the Company's convertible subordinated debentures (see Note 9) and 250,000 shares of restricted stock for the year ended December 31, 1998 (see Note 14) as their inclusion would be antidilutive.

SEGMENT REPORTING

     Financial Accounting Standards Board SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information requires public enterprises to report certain information about their operating segments in a complete set of financial statements to shareholders. It also requires reporting of certain enterprise-wide information about the Company's products and services, its activities in different geographic areas, and its reliance on major customers. The basis for determining the Company's operating segments is the manner in which management operates the business. The Company has no foreign operations and no customers which provide over 10 percent of gross revenue. The Company reviews operating results at the residence level; it also meets the aggregation criteria in order to report the results as one business segment.

USE OF ESTIMATES

     The Company has made certain estimates and assumptions relating to the reporting of assets and liabilities, and the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

WORKER'S COMPENSATION

     The Company utilizes third-party insurance for losses and liabilities associated with worker's compensation claims subject to deductible levels of $250,000 per occurrence. Losses up to this deductible level are accrued based upon the Company's estimates of the aggregate liability for claims incurred based on Company experience.

RECLASSIFICATIONS

     Certain reclassifications have been made in the prior years' financial statements to conform to the current year's presentation. Such reclassifications had no effect on previously reported net loss or shareholders' equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, construction payable and accrued liabilities approximates fair value because of the short-term nature of the accounts and/or because they are invested in accounts earning market rates of interest. The carrying amount of the

                         ASSISTED LIVING CONCEPTS, INC.

Company's long-term debt approximates fair value as the interest rates approximate the current rates available to the Company. The following table sets forth the carrying amount and approximate fair value (based on quoted market values) of the Company's subordinated debentures as of December 31, 1999 and 2000 (in thousands):

                                                     1999                   2000
                                              -------------------    -------------------
                                              CARRYING     FAIR      CARRYING     FAIR
                                               AMOUNT      VALUE      AMOUNT      VALUE
                                              --------    -------    --------    -------
6% Debentures...............................  $86,250     $50,888    $86,250     $36,225
5.625% Debentures...........................   75,000      43,500     75,000      29,250

STOCK-BASED COMPENSATION

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25 issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employees compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

     The Amended and Restated 1994 Employee Stock Option Plan (the "1994 Plan") combines an incentive and nonqualified stock option plan, a stock appreciation rights ("SAR") plan and a stock award plan (including restricted stock). The 1994 Plan is a long-term incentive compensation plan and is designed to provide a competitive and balanced incentive and reward program for participants.

     The Company's Non-Executive Employee Equity Participation Plan (the "Non-Officer Plan") is a non-qualified stock option plan intended as a long-term incentive compensation plan designed to provide a competitive and balanced incentive and reward programs for participants.

     The Company accounts for stock and stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force
(EITF) consensus on Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

CONCENTRATION OF CREDIT RISK

     The Company depends on the economies of Texas, Indiana, Oregon, Ohio and Washington and to some extent, on the continued funding of State Medicaid waiver programs in some of those states. As of December 31, 2000, 21.6% of the Company's properties were in Texas, 11.4% in Indiana, 10.3% in Oregon, 9.7% in Ohio and 8.6% in Washington. Adverse changes in general economic factors affecting the respective health care industries or laws and regulator environment in each of these states, including Medicaid reimbursement rates, could have a material adverse effect on the Company's financial condition and results of operations.

     State Medicaid reimbursement programs constitute a significant source of revenue for the Company. During the years ended December 31, 1998, 1999 and 2000, direct payments received from state Medicaid agencies accounted for approximately 10.7%, 10.4%, and 11.1% respectively, of the Company's revenue while the tenant paid portion received from Medicaid residents accounted for approximately 5.8%, 5.9% and 6.2%,

                         ASSISTED LIVING CONCEPTS, INC.

respectively, of the Company's revenue during these periods. The Company expects in the future that State Medicaid reimbursement programs will constitute a significant source of revenue for the Company.

 2. ACQUISITIONS AND JOINT VENTURE

  Acquisitions

     Effective October 23, 1997, the Company acquired 98.8% of the outstanding capital stock of Home and Community Care, Inc. ("HCI") that it did not already own. The Company had acquired an initial 1.2% interest in HCI as a result of HCI's acquisition of Pacesetter, a home health care agency in which the Company had made an investment in November 1996. Several employees of the Company, including members of the Board of Directors, owned collectively approximately 40.0% of the outstanding common stock in HCI (See Note 13). The HCI purchase was completed at a purchase price of approximately $4.0 million in cash (which reflects approximately $5.3 million of cash paid net of (i) approximately $250,000 in cash acquired, (ii) approximately $850,000 in fees from HCI for services rendered during 1997, and (iii) $150,000 in dividends received from HCI during 1997), and the assumption of approximately $6.6 million in liabilities. HCI stockholders were entitled to receive certain "earnout" payments over a two-year period based on the number of HCI's assisted living residence sites, which the Company elected to complete. At the time of the acquisition, HCI had 20 sites under development. For each completed residence, HCI stockholders received an additional $7,500 per unit (approximately $300,000 per residence) in cash. During the years ended December 31, 1998 and 1999, the Company paid earnout payments of $1.7 million and $1.5 million, respectively, and capitalized such payments in property and equipment.

     The acquisition was accounted for as a purchase, and the operating results of HCI have been included in the Company's consolidated financial statements since the date of acquisition. The cost of the acquisition was allocated based on the estimated fair value of the net assets acquired of approximately $3.4 million. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $7.5 million was recorded as goodwill.

     During the second quarter of 1998 the Company announced a plan to exit all home health business operations being conducted by Pacesetter. During the year ended December 31, 1998, the Company incurred a $8.5 million charge to earnings associated with exiting the Pacesetter operations. Such charge consisted of (i) a $7.5 million write-off of all unamortized goodwill associated with Pacesetter and (ii) a $1.0 million provision for exit costs expected to be incurred during the phase out of the Pacesetter business. During the fourth quarter 1998, the $1.4 million provision for exit costs was reduced by $400,000 to $1.0 million as a result of a change in the estimate for such exit costs. In addition, the Company incurred a $1.0 million charge recorded as site abandonment expense during second quarter 1998 for previously capitalized development costs relating to 11 sites acquired in the HCI acquisition that it had determined not to develop (See Notes 6 and 10).

     Effective October 23, 1997, the Company acquired the 90.1% of the outstanding capital stock of Carriage House Assisted Living Inc. ("Carriage House") it did not already own. Several employees of the Company, including members of the Board of Directors, owned collectively approximately 23.0% of the outstanding common stock of Carriage House (See Note 13). The Company had acquired its initial 9.9% ownership in Carriage House's outstanding capital stock during 1996. The acquisition was completed at a purchase price of $5.2 million with the exchange of 337,460 shares of Common Stock (based on a stock price of $15.41 per share) for all of the outstanding common stock of Carriage House and the assumption of approximately $3.2 million in liabilities.

     The acquisition was accounted for as a purchase and the operating results of Carriage House have been included in the Company's consolidated financial statements since the acquisition date. The cost of the acquisition has been allocated based on the estimated fair value of the net assets acquired of approximately

                         ASSISTED LIVING CONCEPTS, INC.

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

  Joint Venture

     During 1997, the Company entered into joint venture agreements with a joint venture partner to operate certain new assisted living residences which commenced operations during the second, third and fourth quarters of 1997. Of the $2.3 million of total capital raised by the joint venture partner to invest in such arrangements, the Company contributed $300,000 and recorded such investment in other non-current assets. In addition, certain members of management held interests in the joint venture partner. Pursuant to the joint venture agreements, the Company entered into irrevocable management agreements under which the Company managed the residences operated by the joint venture for an amount equal to the greater of 8% of gross revenues or $2,000 per month per residence. Because the Company retained direct control of the residences operated by the joint venture, the Company consolidated the operations of the residences subject to the joint venture agreements in its consolidated financial statements. The joint venture partner reimbursed the Company for 90.0% of the start-up losses of the joint venture, and the Company recognized such reimbursements as loans included in other liabilities. The Company also reflected amounts paid to repurchase the joint venture partner's interest in excess of reimbursed losses as interest and other expense. Interest was calculated based on the average loan balance using an imputed 20.0% interest rate and other expense was calculated based on a $10,000 administrative fee per residence. The Company received loss reimbursements of $4.7 million for the year ended December 31, 1998. The Company repaid $4.0 million of these loans in 1998, and incurred interest and other expense of $687,000 in connection with these loans, for the year ended December 31, 1998. As of December 31, 1998, 17 residences owned or leased by the Company were being operated by the joint venture. During the first quarter of 1999 the Company announced that it had negotiated with the joint venture partner to purchase, for approximately $3.8 million, all of the joint venture partner's interest in the remaining 17 residences subject to the joint venture agreements (See Note 13).

                         ASSISTED LIVING CONCEPTS, INC.

 3. RESTRICTED CASH

     Restricted cash consists of $4.4 million related to loan agreements (see
Note 8) with U.S. Bank National Association ("U.S. Bank"), $1.0 million related to certain lease agreements (See Note 5), and $1.1 related to required workers compensation insurance deposits.

 4. MARKETABLE SECURITIES

     Marketable securities consist of U.S. Treasury securities and other highly liquid marketable debt securities. The aggregate market value of securities held at December 31, 1999 was $1.7 million. The investments held at December 31, 1999 had a historical cost of $2.0 million and were classified as available for sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investment in Debt and Equity Securities. As a result, unrealized investment losses of $320,000 are included as a component of comprehensive loss and shareholders' equity at December 31, 1999. These investments were sold during the year ended December 31, 2000 for $1.6 million, resulting in realized losses of $368,000.

 5. LEASES

     A summary of leases that the Company has entered into is as follows:

                                               NUMBER OF
                                               SALE AND                    NUMBER OF                     UNITS
                                  NUMBER       LEASEBACK                   SALE AND                      UNDER
                                OF LEASED     RESIDENCES       TOTAL       LEASEBACK                     LEASES
                                RESIDENCES   ACCOUNTED FOR   NUMBER OF    RESIDENCES     UNITS UNDER   ACCOUNTED
                                 ("OREGON    AS OPERATING    OPERATING   ACCOUNTED FOR    OPERATING      FOR AS
                                 LEASES")       LEASES        LEASES     AS FINANCINGS     LEASES      FINANCINGS
                                ----------   -------------   ---------   -------------   -----------   ----------
Leases at December 31, 1997...       7            44            51             16           1,906          563
Leases entered into during
  1998........................      --             4             4             --             139           --
Lease expansions during
  1998........................      --            --            --             --              47           10
Leases terminated during
  1998........................      (1)           --            (1)            --             (45)          --
                                    --            --            --            ---           -----         ----
Leases at December 31, 1998...       6            48            54             16           2,047          573
Lease expansions during
  1999........................      --            --            --             --              13           --
Leases modified and
  reclassified during 1999....      --            16            16            (16)            573         (573)
                                    --            --            --            ---           -----         ----
Leases at December 31, 1999...       6            64            70             --           2,633           --
Lease expansions during
  2000........................      --            --            --             --               1           --
                                    --            --            --            ---           -----         ----
Leases at December 31, 2000...       6            64            70             --           2,634           --
                                    ==            ==            ==            ===           =====         ====

     The Company has entered into agreements to lease six assisted living residences in Oregon from Assisted Living Facilities, Inc., a related party (the "Oregon Leases"). During 1998 the Company terminated a lease with Oregon Heights Partners ("OHP"). The lessor in each case obtained funding through the sale of bonds issued by the state of Oregon, Housing and Community Services Department ("OHCS"). In connection with the Oregon Leases, the Company entered into "Lease Approval Agreements" with OHCS and Assisted Living Facilities, Inc., pursuant to which the Company is obligated to comply with the terms and conditions of certain regulatory agreements to which the lessor is a party (See Note 8). The leases, which have fixed terms of 10 years, have been accounted for as operating leases. Aggregate deposits on these residences as of December 31, 1999 and 2000 were $126,000 which are reflected in other assets.

     During 1998 the Company completed the sale of 4 residences under sale and leaseback arrangements. The Company sold the residences for approximately $10.3 million and leased them back over initial terms ranging from 12 to 15 years. The Company did not enter into any sale and leaseback agreements in 1999 or 2000.

                         ASSISTED LIVING CONCEPTS, INC.

     The Company recognized losses of $651,000 on the above sale and leaseback transactions for the year ended December 31, 1998. The losses are presented in the Consolidated Statements of Operations as net loss on sale of assets. Gains on sale and leaseback transactions of $508,000 for the year ended December 31, 1998, have been recorded as deferred income included in other liabilities and are being amortized over the initial terms of the corresponding leases.

     In March 1999, the Company amended 16 leases, resulting in the reclassification of such leases from financings to operating leases (see Note
6).

     In June 1999, the Company amended all of its 37 leases with LTC. These amendments included provisions to restructure future minimum annual rent increases, or "rent escalators," that were not deemed to be contingent rents. Because of the rent escalators, prior to the amendments, the Company accounted for rent expense related to such leases on a straight-line basis. From the date of the amendment forward, the Company has accounted for the amended leases on a contractual cash payment basis and amortizes the deferred rent balance, at the date of the amendment, over the remaining initial term of the lease. Those amendments also redefined the lease renewal option with respect to certain leases and provided the lessor with the option to declare an event of default in the event of a change of control under certain circumstances. In addition, the amendments also provide the Company with the ability, subject to certain conditions, to sublease or assign its leases with respect to two Washington residences.

     Certain of the Company's leases and loan agreements contain covenants and cross-default provisions such that a default on one of those instruments could cause the Company to be in default on one or more other instruments. Pursuant to certain lease agreements, the Company restricted $1.0 million of cash balances as additional collateral (see Note 3). The Company did not meet certain financial covenants at December 31, 2000 but has subsequently received a waiver of the right to declare an event of default (See Note 8).

     As of December 31, 2000, future minimum annual lease payments under operating leases are as follows (in thousands):

2001......................................................  $ 16,805
2002......................................................    16,805
2003......................................................    16,805
2004......................................................    16,805
2005......................................................    16,805
Thereafter................................................    96,888
                                                            --------
                                                            $180,913
                                                            ========

 6. PROPERTY AND EQUIPMENT

     As of December 31, 1999 and 2000, property and equipment, stated at cost, consist of the following (in thousands):

                                                           1999        2000
                                                         --------    --------
Land...................................................  $ 21,329    $ 21,378
Buildings and building improvements....................   286,347     287,178
Equipment..............................................     5,344       7,149
Furniture..............................................     8,602       8,638
                                                         --------    --------
          Total property and equipment.................   321,622     324,343
Less accumulated depreciation and amortization.........    15,974      25,599
                                                         --------    --------
          Property and equipment -- net................  $305,648    $298,744
                                                         ========    ========

                         ASSISTED LIVING CONCEPTS, INC.

     Land, buildings and certain furniture and equipment relating to 51 residences serve as collateral for the litigation payable (See Note 16), bridge loan payable (See Note 7) and for long-term debt (See Note 8). The Company also encumbered the land, buildings and certain furniture and equipment relating to 16 additional properties in March, 2001 in relation to the Heller Healthcare Finance, Inc., ("Heller") financing (See Note 19).

     Depreciation and amortization expense was $5.9 million, $8.7 million and $9.6 million, for the years ended December 31, 1998, 1999 and 2000, respectively.

     In 2000, the Company entered into a capital lease agreement to finance information technology equipment. The lease expires on March 30, 2003. The gross amount of equipment and related accumulated amortization recorded under this capital lease was $263,000 and $18,000, respectively at December 31, 2000.

     During the years ended December 31, 1998 and 1999 the Company capitalized interest costs of $6.0 million and $2.0 million, respectively, relating to financing of construction in process. In addition, the Company capitalized payroll costs that were directly related to the construction and development of the residences of $1.8 million and $617,000 for the years ended December 31, 1998 and 1999, respectively. No interest or payroll costs were capitalized in 2000.

     As a result of the Company's decision to reduce the number of new residence openings during the year ended December 31, 1998 and beyond, the Company wrote-off $2.4 million of capitalized costs during 1998 relating to the abandonment of 36 development sites. In 1999, the Company wrote-off $4.9 million of capitalized costs relating to the abandonment of all remaining development sites, with the exception of 10 sites where the Company owns the land. Of these 10 sites, 7 are being held for future development ($1.0 million) and are included in land, and 3 sites ($452,000) are listed for sale and included in other current assets.

     The Company had certificates of occupancy for 185 residences, all of which were included in the operating results as of December 31, 2000. Of the residences with certificates of occupancy, the Company owned 115 residences and leased 70 residences (all of which are operating leases).

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

 7. BRIDGE LOAN PAYABLE

     In November 2000, the Company entered into a short-term bridge loan with Red Mortgage ("Red Mortgage") in the amount of $4.0 million secured by three previously unencumbered properties. This loan matures on August 1, 2001, requires monthly interest-only payments and bears annual interest at the greater of 10% or LIBOR plus 3.5% (10.3% at December 31, 2000).

                         ASSISTED LIVING CONCEPTS, INC.

 8. LONG-TERM DEBT

     As of December 31, 1999 and 2000, long-term debt consists of the following (in thousands):

                                                               1999       2000
                                                              -------    -------
Trust Deed Notes, payable to the State of Oregon Housing and
  Community Services Department (OHCS) through 2028.........  $10,025    $ 9,890
Variable Rate Multifamily Revenue Bonds, payable to the
  Washington State Housing Finance Commission Department
  through 2028..............................................    8,235      7,900
Variable Rate Demand Revenue Bonds, Series 1997 payable to
  the Idaho Housing and Finance Association through 2017....    7,120      6,875
Variable Rate Demand Revenue Bonds, Series A-1 and A-2
  payable to the State of Ohio Housing Finance Agency
  through 2018..............................................   12,845     12,445
Capital lease obligation....................................       --        212
Mortgages payable...........................................   35,218     34,775
                                                              -------    -------
Total long-term debt........................................  $73,443    $72,097
Less current portion........................................    1,494      1,690
                                                              -------    -------
Long-term debt..............................................  $71,949    $70,407
                                                              =======    =======

     The Trust Deed Notes payable to OHCS are secured by buildings, land, furniture and fixtures of six Oregon residences. The notes are payable in monthly installments including interest at effective rates ranging from 7.375% to 9.0%.

     The Variable Rate Multifamily Revenue Bonds are payable to the Washington State Housing Finance Commission Department and at December 31, 2000 were secured by an $8.7 million letter of credit and by buildings, land, furniture and fixtures of the five Washington residences. The letter of credit expires in 2003. The bonds had a weighted average interest rate of 4.24% during 2000.

     The Variable Rate Demand Housing Revenue Bonds, Series 1997 are payable to the State of Idaho Housing and Finance Association and at December 31, 2000 were secured by a $7.5 million letter of credit and by buildings, land, furniture and fixtures of four Idaho residences. The letter of credit expires in 2004. The bonds had a weighted average interest rate of 4.27% during 2000.

     In July 1998, the Company obtained $12.7 million in Variable Rate Demand Housing Revenue Bonds with the State of Ohio Housing Finance Agency ("OHFA") and $530,000 in Taxable Variable Rate Demand Housing Revenue Bonds with OHFA. The bonds are due July 2018 and are secured by a $13.5 million letter of credit and by buildings, land, furniture and fixtures of seven Ohio residences. The letter of credit expires in 2005. The bonds had a weighted average interest rate of 4.20% during 2000.

     In April 1998, the Company obtained $14.6 million in mortgage financing at a fixed interest rate of 7.73% and secured by a mortgage encumbering each of seven Texas residences. The mortgage terms include monthly payments of $110,000 over 25 years with a balloon payment of $11.8 million due at maturity in May 2008.

     In July 1998, the Company obtained $6.6 million in mortgage financing at a fixed interest rate of 7.58% and secured by a mortgage encumbering each of three Oregon residences. The mortgage terms include monthly payments of $49,000 over 25 years with a balloon payment of $5.3 million due at maturity in August 2008.

     In September 1998, the Company obtained $5.9 million in mortgage financing at a fixed interest rate of 8.79% and secured by one Pennsylvania residence and one South Carolina residence. The mortgage terms include monthly payments of $43,000 over 25 years with a balloon payment of $5.9 million due at maturity in September 2008.

                         ASSISTED LIVING CONCEPTS, INC.

     In November 1998, the Company obtained $8.7 million in mortgage financing at a fixed interest rate of 8.65% and secured by a mortgage encumbering each of three New Jersey residences. The mortgage terms include monthly payments of $71,000 over 25 years with a balloon payment of $7.2 million due at maturity in December 2008.

     As of December 31, 2000, the following annual principal payments are required (in thousands):

2001.......................................................  $ 1,690
2002.......................................................    1,793
2003.......................................................    1,833
2004.......................................................    1,926
2005.......................................................    2,062
Thereafter.................................................   62,793
                                                             -------
          Total............................................  $72,097
                                                             =======

     The Company's credit agreements with U.S. Bank contain restrictive covenants which include compliance with certain financial ratios. During the third quarter of 1999, the Company amended certain loan agreements with U.S. Bank. Pursuant to the amendment, the Company agreed to provide $8.3 million of additional cash collateral in exchange for the waiver of certain possible defaults related to the delivery of financial statements and compliance with financial covenants, including an amendment to certain financial covenants. The amendment also provides for the release of the additional collateral upon the achievement of specified performance targets, provided that the Company is in compliance with the other terms of the loan agreements. The Company achieved certain of these specified targets during the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000 resulting in the release of $1.2 million and $1.1 million of the restricted cash, respectively.

     On July 21, 2000, the Company finalized an agreement with U.S. Bank whereby U.S. Bank agreed to modify and waive certain financial covenants with which the Company would have otherwise failed to comply as of June 30, 2000. In exchange for the modification and waiver of financial covenants through the quarters ended June 30, 2000 and September 30, 2000, the Company provided three previously unemcumbered Washington state properties as additional collateral. The agreement also provided for the release of $1.8 million of cash collateral currently held by U.S. bank upon the satisfaction of certain conditions, which were satisfied in August 2000.

     The Company determined that it would not meet the U.S. Bank covenants at December 31, 2000. On March 12, 2001, the Company amended certain loan documents with U.S. Bank. Pursuant to the amendment, the Company agreed to pay fees of $34,700 in exchange for the following: the modification of certain financial covenants, and the waiver of U.S. Bank's right to declare an event of default for the Company's failure to comply with certain financial covenants as of December 31, 2000 and for its anticipated failure to comply with certain financial covenants for the three months ending March 31, 2001. The amendment also provides the following: approval for the Company to repurchase for cash up to $25.0 million in face value of its convertible debentures prior to maturity; a requirement that the Company deposit $500,000 in cash collateral with U.S. Bank in the event certain regulatory actions are commenced with respect to the properties securing its obligations to U.S. Bank; and the requirement that U.S. Bank release such deposits to the Company upon satisfactory resolution of the regulatory action. Failure to comply with any covenant constitutes an event of default, which will allow U.S. Bank (at its discretion) to declare any amounts outstanding under the loan documents to be due and payable. In addition, certain of the Company's leases and loan agreements contain

                         ASSISTED LIVING CONCEPTS, INC.

covenants and cross-default provisions such that a default on one of those instruments could cause the Company to be in default on one or more other agreements.

     In addition to the debt agreements with OHCS related to the six owned residences in Oregon, the Company has entered into Lease Approval Agreements with OHCS and the lessor of the Oregon Leases, which obligates the Company to comply with the terms and conditions of the underlying trust deed relating to the leased buildings. Under the terms of the OHCS debt agreements, the Company is required to maintain a capital replacement escrow account to cover expected capital expenditure requirements for the Oregon Leases and the six OHCS loans, which as of December 31, 1999 and 2000 was $378,000 and $422,000, respectively, and is reflected in other assets in the accompanying financial statements. In addition, for the six OHCS loans in the Company's name, a contingency escrow account is required. This account had a balance of $172,000 as of December 31, 1999 and 2000, and is reflected in other current assets. Distribution of any assets or income of any kind by the Company is limited to once per year after all reserve and loan payments have been made, and only after receipt of written authorization from OHCS.

     As of December 31, 1999 and 2000, the Company was restricted from distributing $233,000 and $278,000 respectively, of income, in accordance with the terms of the loan agreements and Lease Approval Agreements with OHCS.

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

                         ASSISTED LIVING CONCEPTS, INC.

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

10. WRITE-OFF OF IMPAIRED ASSETS AND RELATED EXPENSES

     In June 1998, the Company announced a plan to exit all home health business operations being conducted by Pacesetter. The decision to exit Pacesetter's operations was a result of certain laws becoming effective that adversely affected the prospective payment system for home health care services. Based on this decision, the Company recorded a $8.9 million charge to earnings during the second quarter 1998. Such charge consisted of (i) a $7.5 million write-off of all unamortized goodwill associated with Pacesetter and (ii) a $1.4 million provision for estimated exit costs expected to be incurred during the phase out period. Of this $1.4 million provision, $560,000 related to severance, salaries and benefits incremental to the shut down effort; $720,000 related to leases, equipment and related costs of closing offices; and $150,000 related to travel and moving costs. During the fourth quarter 1998, the $1.4 million provision for exit costs was reduced by $400,000 to $1.0 million as a result of a change in the estimate for such exit costs. During the years ended December 31, 1998 and 1999, approximately $760,000 and $154,000, respectively of this reserve was utilized. The remaining reserve of approximately $86,000 and $54,000 at December 31, 1999 and 2000, respectively, consists primarily of lease termination costs. Expenses related to Pacesetter's final operations of $430,000 and $1.8 million for the six month period of June 1998 through December 1998 and for the year ended December 31, 1999 have been expensed as incurred. The phase out period concluded during 1999. The $1.8 million in 1999 includes bad debt expense of $510,000, recorded in the fourth quarter, and is included in corporate, general and administrative expense.

11. TERMINATION OF MERGER AGREEMENT

     On February 1, 1999, the Company agreed with American Retirement Corporation ("ARC") to terminate its previously announced merger agreement, which had been entered into during November 1998. The Company recorded charges of approximately $1.1 million and $228,000 in 1998 and 1999, respectively, for costs relating to the terminated merger agreement.

12. INCOME TAXES

     The Company incurred a loss for both financial reporting and tax return purposes for the years ended December 31, 1998, 1999, and 2000 and, as such, there was no current or deferred tax provision.

     The provision for income taxes differs from the amount of loss determined by applying the applicable U.S. statutory federal rate to pretax loss as a result of the following items at December 31:

                                                              1998     1999     2000
                                                              -----    -----    -----
Statutory federal tax rate..................................  (34.0)%  (34.0)%  (34.0)%
Non deductible goodwill.....................................   12.4%     0.3%     0.3%
Losses for which no benefit is provided.....................   21.5%    33.6%    26.9%
Litigation settlement.......................................     --%      --%     6.6%
Other.......................................................    0.1%     0.1%     0.2%
                                                              -----    -----    -----
Effective tax rate..........................................     --%      --%      --%
                                                              =====    =====    =====

                         ASSISTED LIVING CONCEPTS, INC.

     An analysis of the significant components of deferred tax assets and liabilities, consists of the following as of December 31 (in thousands):

                                                           1999        2000
                                                         --------    --------
Deferred tax assets:
  Net operating loss carryforward......................  $ 19,876    $ 27,846
  Investment in joint venture operations...............     2,815       1,741
  Deferred gain on sale and leaseback transactions.....     1,555       1,480
  Other................................................     3,836       3,470
                                                         --------    --------
          Total deferred tax assets....................    28,082      34,537
Valuation allowance....................................   (19,422)    (25,530)
Deferred tax liabilities:
  Property and equipment, primarily due to
     depreciation......................................    (8,316)     (8,210)
  Other................................................      (344)       (797)
                                                         --------    --------
          Total deferred tax liabilities...............    (8,660)     (9,007)
                                                         --------    --------
  Net deferred tax asset (liability)...................  $     --    $     --
                                                         ========    ========

     The valuation allowance for deferred tax assets as of December 31, 1999 and 2000 was $19.4 million and $25.5 million, respectively. The increase in the total valuation allowance for the years ended December 31, 1998, 1999 and 2000 was $6.1 million, $10.5 million, and $6.1 million, respectively.

     As a result of acquisitions, the Company acquired net operating loss carryforwards for federal and state tax purposes approximating $311,000 which are available to offset future taxable income, if any, through 2011. The future use of these net operating loss carryforwards is subject to certain limitations under the Internal Revenue Code and therefore, the Company has established a valuation allowance of $117,500 to offset the deferred tax asset related to the loss carryforwards. Additionally, any tax benefit realized from the use of approximately $100,000 of the acquired operating loss carryforwards will be applied to reduce goodwill.

     At December 31, 2000, the Company had net operating loss carryforwards of approximately $73.7 million and $59.0 million available to reduce future federal and state taxable income, respectively. The carryforwards expire at various dates beginning in the year 2009 through the year 2021.

     The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be applied directly to contributed capital is $1.4 million as of December 31, 2000. This amount is attributable to differences between financial and tax reporting of employee stock option transactions.

13. RELATED PARTY TRANSACTIONS

     The Company leases six residences from Assisted Living Facilities, Inc. The spouse of the Company's former president and chief executive officer owns a 25% interest in Assisted Living Facilities, Inc. For the years ended December 31, 1998, 1999 and 2000, the Company incurred lease rental expense of $1.2 million, $1.3 million, and $1.3 million, respectively. In addition, in 1997 the Company leased one residence from Oregon Heights Partnership ("OHP") in which the former president and chief executive officer's spouse owns an interest. The Company paid OHP $195,000 in rent payments in 1998. The lease with OHP was terminated in September 1998, effective October 1, 1998.

     In 1997, the Company contracted with Supportive Housing Services, Inc. ("SHS") to provide services to the Company for market feasibility analysis, site pre-acquisition services, field construction supervision and construction management oversight in conjunction with the Company's development activities. SHS was owned 75% by the former president and chief executive officer's spouse. The Company paid $3.8 million, $1.6 million, and $69,000 during the years ended December 31, 1998, 1999, and 2000, respectively, (including

                         ASSISTED LIVING CONCEPTS, INC.

the amounts paid to CCL (as defined below)) for such development services. The Company capitalized such payments as construction in process. In July 1999 the Company delivered 180 days' written notice terminating their agreement with SHS for such consulting services.

     Commencing in 1995, the Company contracted with Concepts in Community Living, Inc. ("CCL"), directly and through its developers, to perform feasibility studies and pre-development consulting services for the developers on the Company's behalf. CCL is owned 100% by the former president and chief executive officer's spouse. For the years ended December 31, 1998, 1999 and 2000, the Company paid CCL indirectly through SHS for these services fees of $566,000, $255,000, and $0, respectively, which were capitalized in construction in process on the consolidated balance sheets. In June 1999 the Company entered into a new agreement with CCL pursuant to which CCL provided market research, demographic review and competitor analysis in many of our current markets. The agreement provided that Company pay CCL a retainer of $10,000 per month, plus fees in excess of the retainer, if any, in connection with specific projects that the Company authorizes under the agreement. The Company paid CCL $157,000 and $17,000 for such services in 1999 and 2000, respectively. The Company terminated the June 1999 agreement by notice dated December 12, 1999.

     The Company acquired HCI and Carriage House in October of 1997 (See Note
2). Several employees of the Company, including members of the Board of Directors, owned collectively 40.0% of the outstanding common stock in HCI and approximately 23.0% of the outstanding common stock of Carriage House. Pursuant to the HCI acquisition agreement, during 1998 and 1999 related parties (current or former officers, directors, or employees) received "earnout" payments from the Company of $428,000 and $416,000, respectively, related to HCI sites the Company elected to develop. There were no such payments in 2000.

     During 1997, the Company entered into joint venture agreements with a joint venture partner to operate certain new assisted living residences which commenced operations during the second, third and fourth quarters of 1997 (See
Note 2). The Company, Mr. McBride, the Company's former Chairman and Chief Executive Officer, Dr. Wilson, the Company's former President and Chief Executive Officer, and Dr. Wilson's spouse each acquired interests in the joint venture partner. During 1998, Mr. McBride owned a $400,000 or 16.6% interest, and Dr. Wilson's spouse owned a $200,000 or 8.3% interest, in the joint venture. On February 10, 1999, the Company announced with respect to these joint venture agreements that it had negotiated with the joint venture partner to purchase, for approximately $3.8 million, all of the joint venture partner's interests in the operation of the remaining 17 residences subject to the joint venture agreements. As a result of such purchases, Mr. McBride and Dr. Wilson's spouse received distributions of approximately $537,000 and $269,000, respectively in 1999. The Company has no current intention of entering into similar arrangements in the future.

     During 1998 Mr. Razook, one of the Company's former directors, was Managing Director and Head of the Health Care Industry Group of Schroder & Co. Inc. ("Schroders"), an investment banking firm. During 1998 Schroders served as the initial purchaser of our $75.0 million offering of 5.625% Debentures for which Schroders received a customary commission. Also during 1998, Schroders provided financial advisory services and delivered a fairness opinion in connection with a proposed merger for which the Company paid Schroders a fee of $200,000. In March 1999, Mr. Razook became President and Managing Director at Cohen & Steers Capital Advisors LLC ("C&S Advisors"). Pursuant to an agreement with Cohen & Steers Capital Management, Inc., an affiliate of C&S Advisors ("CSCM"), the Company paid CSCM and C&S Advisors $1.3 million in 1999 for financial advisory services. On January 24, 2000, the Company's agreement with CSCM was terminated by mutual consent, and a new agreement with C&S Advisors was entered into. Pursuant to the new agreement, the Company paid C&S Advisors approximately $471,000 for financial advisory services in connection with certain financing and merger and acquisition transactions. The new agreement terminated on December 31, 2000, except that even after the expiration or termination of the new agreement the Company is required to pay C&S Advisors fees under the new agreement if the Company

                         ASSISTED LIVING CONCEPTS, INC.

completes certain financing, including the Heller financing discussed in Note 18, and merger and acquisition transactions on or prior to December 31, 2001. On March 2, 2001, the Company closed the Heller financing and paid C&S Advisors $457,000 in relation to this transaction (See Note 20).

     In December 2000, the Company entered into an agreement with MYFM Capital, LLC ("MYFM") under which the Company could establish a line of credit with BET Associates LP ("BET") as lender, providing for loans of up to $10.0 million. Subsequent to December 31, 2000, the Company terminated the agreement and paid MYFM $50,000 in connection with such termination. Bruce E. Toll, who is the beneficial owner of 3.1 million of our common shares, and a current member of the Company's Board of Directors, is the sole member of BRU Holdings Company, Inc., LLC, which is the sole general partner of BET. Leonard Tannenbaum is the Managing Partner of MYFM Capital, LLC, the son-in-law of Mr. Toll, a 10% limited partner of BET, and is also a current member of the Company's Board of Directors.

14. STOCK OPTION PLANS AND RESTRICTED STOCK

     The Company has two Stock Option Plans (the "Plans") which provide for the issuance of incentive and non-qualified stock options and restricted stock. Except for the Board of Directors administering the options of the non-employee Directors, the Plans are administered by the Compensation Committee of the Board of Directors which establish the terms and provisions of options granted under the Plans, not otherwise provided under the Plans. Incentive options may be granted only to officers or other full-time employees of the Company, while non-qualified options may be granted to directors, officers or other employees of the Company, or consultants who provide services to the Company.

     The Amended and Restated 1994 Stock Option Plan combines an incentive and nonqualified stock option plan, a stock appreciation rights ("SAR") plan and a stock award plan (including restricted stock). The 1994 Plan is a long-term incentive compensation plan and is designed to provide a competitive and balanced incentive and reward program for participants.

     Under the Amended and Restated 1994 Stock Option Plan (the "1994 Plan"), the Company may grant options or award restricted stock to its employees, consultants and other key persons for up to 2,208,000 shares of common stock. The exercise price of each option equals the market price of the Company's stock on the date of grant. Each option shall expire on the date specified in the option agreement, but not later than the tenth anniversary of the date on which the option was granted. Options typically vest three years from the date of issuance and typically are exercisable within seven years from the date of vesting. Each option is exercisable in equal installments as designated by the Compensation Committee or the Board at the option price designated by the Compensation Committee or the Board, as applicable; however, incentive options cannot be less than the fair market value of the common stock on the date of grant. All options are nontransferable and subject to adjustment upon changes in the Company's capitalization. The Board of Directors, at its option, may discontinue or amend the 1994 Plan at any time, provided that certain conditions are satisfied.

     Under the Non-Executive Employee Equity Participation Plan of Assisted Living Concepts, Inc. (the "Non-Officer Plan") the Company may grant consultants and non-executives up to 1,000,000 shares of Common Stock pursuant to non-qualified options granted under the Non-Officer Plan. Officers, directors and significant employees of the Company are not eligible to participate in the Non-Officer Plan.

                         ASSISTED LIVING CONCEPTS, INC.

     The per share weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants as of December 31:

                                                              1998     1999     2000
                                                              -----    -----    -----
Expected dividend yield.....................................     --       --       --
Expected volatility.........................................  45.12%   73.70%   98.57%
Risk-free interest rate.....................................   5.56%    6.14%    5.26%
Expected life (in years)....................................     10        3        3

     The Company applies APB Opinion No. 25 in accounting for its Plans, and accordingly, no compensation cost has been recognized for its stock options issued to employees in the financial statements as all options were issued at fair value on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been reduced to the pro forma amounts indicated below: (in thousands except per share data)

                                                       1998        1999        2000
                                                     --------    --------    --------
Net loss as reported...............................  $(20,745)   $(28,933)   $(25,786)
Net loss pro forma.................................   (23,990)   $(31,772)   $(27,586)
Basic and diluted net loss per common share as
  reported.........................................  $  (1.27)   $  (1.69)   $  (1.51)
Basic and diluted net loss per common share pro
  forma............................................  $  (1.47)   $  (1.86)   $  (1.61)

     Pro forma net loss reflects only options granted after 1995. Therefore, the full impact of calculating compensation costs for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the option's vesting period of three years and compensation cost for options granted prior to January 1, 1996 is not considered. The resulting pro forma compensation costs may not be representative of that expected in the future years.

     A summary of the status of the Company's stock options as of December 31, 1998, 1999 and 2000 and changes during the years ended on those dates is presented below:

                                           1998                    1999                     2000
                                   ---------------------   ---------------------   ----------------------
                                               WEIGHTED-               WEIGHTED-                WEIGHTED-
                                     1998       AVERAGE      1999       AVERAGE       2000       AVERAGE
                                   NUMBER OF   EXERCISE    NUMBER OF   EXERCISE    NUMBER OF    EXERCISE
                                    SHARES       PRICE      SHARES       PRICE       SHARES       PRICE
                                   ---------   ---------   ---------   ---------   ----------   ---------
Options at beginning of the
  year...........................  1,629,967    $10.82     1,867,169    $12.07      1,744,420    $ 9.78
Granted..........................    674,132     15.76       460,250      3.71      1,038,850      1.34
Exercised........................   (121,606)     6.00       (26,934)     5.83             --        --
Canceled.........................   (315,324)    15.82      (556,065)    12.65     (1,309,372)    10.21
                                   ---------               ---------               ----------
Options at end of the year.......  1,867,169    $12.07     1,744,420    $ 9.78      1,473,898    $ 3.38
                                   =========               =========               ==========
Options exercisable at end of
  year...........................    833,465                 982,973                  476,686
Weighted-average fair value of
  options granted during the
  year...........................     $10.22                   $2.52                    $1.32

                         ASSISTED LIVING CONCEPTS, INC.

     The following table summarized information about stock options outstanding at December 31, 2000.

                                         OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                           -----------------------------------------------   ----------------------------
                                            WEIGHTED-
                                             AVERAGE          WEIGHTED-                      WEIGHTED-
                             NUMBER         REMAINING          AVERAGE         NUMBER         AVERAGE
RANGE OF EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
------------------------   -----------   ----------------   --------------   -----------   --------------
0.00$to  0.38......            51,000          9.85             $ 0.38              --         $ 0.00
1.00$to  1.13......           346,148          9.33               1.12           9,666           1.10
1.31$to  1.44......           383,500          9.00               1.44          44,503           1.44
1.50$to  1.69......            44,834          8.87               1.67          15,171           1.67
1.75$to  1.81......           156,500          9.15               1.81          32,727           1.81
2.19$to  2.88......           131,837          8.44               2.86          45,196           2.86
3.19$to  4.63......           154,668          3.05               4.56         151,339           4.57
4.88$to 16.50......           166,826          6.53              11.38         146,577          11.35
16.7$5 to 20.75.....           38,085          7.18              17.55          31,173          17.60
21.2$5         .....              500          7.25              21.25             334          21.25
                            ---------                                          -------
                            1,473,898                           $ 3.38         476,686         $ 6.71
                            =========                                          =======

     In October 1997, the Company awarded 250,000 shares of non-voting restricted stock to two key executive officers. At the time of the grant the Company's common stock had a fair market value of $17.00 per share. No cash consideration was paid for such shares by the recipients. Such shares vested in three equal annual installments, commencing on the fourth anniversary of grant. The Company recorded unearned compensation expense of $4.3 million in connection with the issuance of the restricted stock as of the date of the grant. This unearned compensation expense was reflected as a separate component of shareholders' equity to be amortized as compensation expense over the seven year vesting period. The Company recorded $608,000 and $180,000 of compensation expense with respect to such award for the years ended December 31, 1998 and 1999, respectively. The Company recorded the issuance of the restricted stock in 1998 upon issuance. During the first quarter of 1999, the Company retired the 250,000 shares of restricted stock upon payment to the two key executives of $750,000 and $187,500 (the latter of which was reduced to $87,500 to reflect repayment of a $100,000 bonus paid in 1998 to one of the key executives) in consideration for the forfeiture of their interest in the 250,000 shares of restricted stock.

     In November 2000, the Board of Directors, at the recommendation of the Compensation Committee, approved an offer (the "Offer") to holders of options under both the 1994 Stock Option Plan and the Non-Officer Plan. The Company agreed to make lump sum payments of $250 to each option holder that agreed to the cancellation of all of his options having an exercise price of $5.00 or greater ("Eligible Options"), except that certain executive officers, directors, and consultants were asked to agree to the cancellation of their Eligible Options without any payment. The Company completed the Offer in December 2000, paying approximately $17,000 for the cancellation of options covering the issuance of 596,103 shares of common stock.

15. WORKER'S COMPENSATION

     The Company utilizes third-party insurance for losses and liabilities associated with worker's compensation claims subject to deductible levels of $250,000 per occurrence for all claims incurred beginning January 1, 2000. Claims incurred prior to January 1, 2000 were fully insured. Losses up to this deductible level are accrued based upon the Company's estimates of the aggregate liability for claims incurred based on Company experience. At December 31, 2000, other current liabilities includes worker's compensation claims payable of approximately $1.0 million relating to outstanding 2000 claims.

                         ASSISTED LIVING CONCEPTS, INC.

16. LEGAL PROCEEDINGS

  Securityholder Litigation Settlement

     In September, 2000, the Company reached an agreement to settle the class action litigation relating to the restatement of its financial statements for the years ended December 31, 1996 and 1997 and the first three fiscal quarters of 1998. This agreement received final court approval on November 30, 2000 and the Company was subsequently dismissed from the litigation with prejudice.

     The total cost of the settlement was approximately $10,020,000 (less $1.0 million of legal fees and expenses reimbursed by the Company's corporate liability insurance carriers and other reimbursements of approximately $193,000). The Company made two payments of $2.3 million each on October 23, 2000 and January 23, 2001 towards the settlement. The remaining amount due will be paid in two payments of $2.3 million each, due on April 23, 2001 and July 23, 2001, and a final payment of $1.0 million due within 90 days following the July 23, 2001 payment.

     The settlement had been pending the approval of the Company's corporate liability insurance carriers who had raised certain coverage issues that resulting the filing of litigation between the Company and the carriers. These carriers consented to the settlement, and the Company and the carriers agreed to dismiss the litigation regarding coverage issues and to resolve those issues through binding arbitration. The arbitration proceeding is pending. To the extent that the carriers are successful, the Company and the carriers have agreed that the carriers' recovery is not to exceed $4.0 million. The parties further agreed that payment of any such amount awarded or agreed to will not be due in any event until 90 days after the Company has satisfied its obligations to the plaintiffs in the class action, with any such amount to be subordinated to new or refinancing of existing obligations. The Company believes it has strong defenses regarding this dispute and consequently has not recorded a liability in relation to this matter.

     As a result of the class action settlement, the Company recorded a charge of approximately $10,020,000, which was partially offset by a reduction in general, and administrative expenses of approximately $1,193,000 as a result of the reimbursement of legal fees and expenses incurred in connection with the litigation. The settlement resulted in an increase in net loss of $8,827,000 (or approximately $0.52 per basic and diluted share) for the year ended December 31, 2000.

     Although the Company believes it has strong defenses regarding its dispute with the insurance carriers, the Company cannot predict the outcome of this litigation and currently is unable to evaluate the likelihood of success or the range of possible loss. However, if such litigation was determined adversely to the Company, such a determination could have a material adverse effect on its financial condition, results of operations, cash flow and liquidity.

  Indiana Litigation Settlement

     The Company was served with a complaint, filed May 30, 2000 in the Marion (Indiana) Superior Court on behalf of the Commissioner of the Indiana State Department of Health ("ISDH"). ISDH had alleged that the Company was operating its Logansport, Indiana facility known as McKinney House as a residential care facility without a license. The Company believes that its services were consistent with those of a "Housing with Services Establishment" (which is not required to be licensed) pursuant to Indiana Code Section 12-10-15-1.

     To avoid the expense and uncertainty of protracted litigation and, also because the Company wished to assure the State that it operates in a manner that is consistent with Indiana law, the Company agreed to the following settlement on behalf of all facilities owned and operated by the Company in the State of Indiana. The Company and the State agreed upon a Program Description that clarifies the services that the Company can provide without requiring licensure as a residential care facility. This Program Description provides

                         ASSISTED LIVING CONCEPTS, INC.

guidelines regarding the physical and medical condition of the residents in the Company's facilities and the services to be provided to them. The Company agreed that prior to March 20, 2001, it would provide in-service training regarding the Program Description throughout its Indiana facilities. Under the Program Description, the Company must discharge residents who require certain types or levels of care that the Company agreed not to provide in Indiana. The Company is currently implementing the Program Description and, while its full impact is not now known, the Company does not expect the impact to be material to its financial condition, results of operations, cash flow and liquidity. Without admitting liability, the Company paid a civil penalty of $10,000. The State dismissed the lawsuit against the Company with prejudice.

  Other Litigation

     In addition to the matter referred to in the immediately preceding paragraphs, the Company is involved in various lawsuits and claims arising in the normal course of business. In the aggregate, such other suits and claims should not have a material adverse effect on the Company's financial condition, results of operations, cash flow and liquidity.

17. EMPLOYEE BENEFIT PLANS

     Effective January 1, 1998, the Company implemented a 401(k) Savings Plan ("the Plan"). The Plan is a defined contribution plan covering employees of Assisted Living Concepts, Inc. who have one year of service and are age 21 or older. Each year participants may contribute up to 15% of pre-tax annual compensation and 100% of any Employer paid cash bonus (not to exceed $10,000), as defined in the Plan. ALC may provide matching contributions as determined annually by ALC's Board of Directors. Contributions are subject to certain limitations. The Company has not made any contributions to this plan.

     Effective November 5, 1998, the Company implemented a Severance Pay Plan for Program Directors, Associate Program Directors, and Corporate and Regional Office Operations Employees ("the Severance Plan"). The Severance Plan was amended, effective January 1, 2001. This Severance Plan covers certain eligible employees and provides that under specific conditions employees may receive up to 6 months annual base salary as severance pay, depending upon their length of service with the Company and other factors that are defined in the Severance Plan. During the year ended December 31, 1999, the Company paid out benefits of $19,000 under this plan. No such benefits were paid during the years ended December 31, 1998 and 2000.

18. LIQUIDITY

     The Company's ability to satisfy its obligations, including payments with respect to its outstanding indebtedness and lease obligations, will depend on future performance, which is subject to its ability to stabilize its operations, and to a certain extent, general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. The Company made two payments of approximately $2.3 million each towards its litigation settlement on October 23, 2000 and January 23, 2001 and on November 1, 2000 made its $4.7 million semi-annual interest payment on its convertible subordinated debentures. The Company is obligated to pay the remaining $5.6 million related to the litigation settlement in two installments of approximately $2.3 million each, due on April 23, 2001 and July 23, 2001, with final payment of $1.0 million due within 90 days following the July 23, 2001 payment. Additionally, the Company's next $4.7 million semi-annual interest payment on its convertible subordinated debentures is due on May 1, 2001. The Company may also be required to reimburse its insurance carriers for up to $4.0 million of costs incurred by the carriers in connection with the securityholder litigation, depending on the outcome of a pending dispute over coverage (See Note 16).

     The Company believes that its current cash on hand, cash available from operations and financing by Heller (obtained subsequent to year end) will be sufficient to meet its working capital needs through July 2002. However, the Company will have up to $45.0 million in principal from the Heller financing maturing on

                         ASSISTED LIVING CONCEPTS, INC.

August 31, 2002 (unless the five wholly owned subsidiaries, which are the borrowers, are able to and do extend the maturity dates for up to three six-month extensions), and have $161.3 million (less any amounts repurchased with the Heller line of credit) in principal amount of convertible debentures maturing between November 2002 and May 2003. The Company also expects the cost to maintain its long-lived assets in their present condition to increase; however, the Company cannot yet estimate the financial impact since its experience is limited due to the newness of these assets (See Note 19).

     The Company is currently exploring various alternatives to address its financing needs and the maturities of its long-term debt. The Heller and Red Mortgage financings have been sought to fund potential working capital needs, to fund the cost of the Company's shareholder litigation settlement, the repurchase of 16 of the Company's leased properties and the repurchase of some of its convertible debentures in the open market. The Company expects to replace the Red Mortgage financing with long-term HUD mortgage loans and also expects to replace a substantial portion of the Heller financing with long-term HUD mortgage loans, to the extent the processing time and increasing limitations by HUD on submission of applications and amount financed permit. In addition, the Company is also considering issuing new securities with longer maturities to the holders of its convertible debentures in exchange for some or all of their debentures. The Company has 48 unencumbered residences available to use as collateral for these various alternatives, 47 of which are subject to negative covenants not to encumber them except under certain circumstances, including the use of the net proceeds of the financing which they secure for the reduction of the Company's indebtedness to its convertible debenture holders. No commitments are currently in place and there can be no assurance that the Company's efforts will be successful, in which event the Company will have to consider other alternatives, including reorganization under the bankruptcy laws or raising highly dilutive capital through the issuance of equity or equity-related securities.

19. SUBSEQUENT EVENTS

  Equipment Financing

     Effective February 22, 2001, the Company entered into a loan agreement to finance technology equipment in the amount of $550,000. The agreement required an initial payment of $150,000 (which has been paid) and monthly payments of $25,000 (principal and interest) until maturity on August 31, 2002. The loan bears an interest rate of 12.5% and is secured by the related technology equipment which had been purchased in 2000.

  Heller Financing

     On March 2, 2001, the Company entered into an agreement with Heller Healthcare Finance, Inc. for a $45.0 million line of credit, under which five wholly owned subsidiaries are the jointly and severally liable borrowers of any funds drawn. This line matures on August 31, 2002, requires monthly interest-only payments until maturity. This line bears an interest rate of 3.85% over the three-month LIBOR rate floating monthly and will be secured by up to 32 properties owned by the borrowers and leased to the Company or another of its wholly owned subsidiaries. The Company guaranteed the line. In addition to having paid a commitment fee of $450,000, the Company is to pay funding fees of 0.5% of the principal amount funded at the time of funding and pay an exit fee of 1.0% of the principal being repaid. The borrowers may elect to exercise up to three six-month extensions of the maturity date, subject to the satisfaction of certain conditions. The Company intends to replace a substantial portion of this financing with long-term HUD financing to the extent the processing time and increasing limitations by HUD on submission of applications and amount financed permit. While the line remains outstanding, the Company has agreed that it will not sell or grant mortgages on its remaining unencumbered properties, except one, unless the net proceeds are used to repurchase the Company's convertible debentures or otherwise reduce its indebtedness (if approved by Heller). Proceeds of the line may be used for the payment of the Company's shareholders' litigation settlement, the repurchase of 16 of its

                         ASSISTED LIVING CONCEPTS, INC.

leased properties and the repurchase of some of its convertible debentures. The Company made an initial draw of $1.3 million on this line on March 2, 2001.

20. LISTING STATUS WITH AMERICAN STOCK EXCHANGE (UNAUDITED)

     The Company's common stock currently is listed on the American Stock Exchange ("AMEX") under the symbol "ALF," its 5.625% Convertible Subordinated Debentures currently are listed on AMEX under the symbol "ALS5E03" and its 6.0% Convertible Subordinated Debentures currently are listed on AMEX under the symbol "ALS6K02." AMEX recently notified the Company that the Company had fallen below certain of AMEX's continued listing guidelines and that it was reviewing the Company's listing eligibility. In particular, the Company has incurred losses from continued operations for each of its past six fiscal years ending December 31, 2000, and the price per share of the Company's common stock as quoted on AMEX recently has been below the minimum bid price of $1.00 per share. The Company may choose to effect a reverse stock split in the event that the price of its common stock does not otherwise meet the minimum bid requirement. However, the Company reported a net loss of $1.51 per basic and diluted share for the year ended December 31, 2000. The Company has provided AMEX with additional information and has been involved in ongoing discussions with AMEX in connection with its review of the Company's listing eligibility. While AMEX has decided not to delist the Company at this time, they will continue to review its listing status on a quarterly basis.

     If AMEX were to delist the Company's securities, it is possible that the securities would continue to trade on the over-the-counter markets. However, the extent of the public market for the securities and the availability of quotations would depend upon such factors as the aggregate market value of each class of the securities, the interest in maintaining a market in such securities on the part of securities firms and other factors. There can be no assurance that any public market for the Company's securities will exist in the event that such securities are delisted.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ASSISTED LIVING CONCEPTS INC.
                                          Registrant

March 13, 2000                            By:      /s/ DREW Q. MILLER
                                            ------------------------------------
                                            Name: Drew Q. Miller
                                            Title: Senior Vice President, Chief
                                              Financial
                                            Officer and Treasurer

March 13, 2000                            By:   /s/ M. CATHERINE MALONEY
                                            ------------------------------------
                                            Name: M. Catherine Maloney
                                            Title: Vice President, Controller
                                              and
                                            Chief Accounting Officer

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

     That the undersigned officers and directors of Assisted Living Concepts, Inc. do hereby constitute and appoint Wm. James Nicol or Drew Q. Miller, and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable to comply with the Securities and Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Annual Report on Form 10-K or amendment or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agent, or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

     IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the dated indicated opposite his or her name.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----
              /s/ WM. JAMES NICOL                       Chairman, President and         March 13, 2001
------------------------------------------------        Chief Executive Officer
                Wm. James Nicol

               /s/ DREW Q. MILLER                     Senior Vice President, Chief      March 13, 2001
------------------------------------------------    Financial Officer and Treasurer
                 Drew Q. Miller

            /s/ M. CATHERINE MALONEY                 Vice President, Controller and     March 13, 2001
------------------------------------------------        Chief Accounting Officer
              M. Catherine Maloney

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----

              /s/ JOHN M. GIBBONS                      Director and Vice Chairman       March 13, 2001
------------------------------------------------
                John M. Gibbons

              /s/ RICHARD C. LADD                               Director                March 13, 2001
------------------------------------------------
                Richard C. Ladd

              /s/ JILL M. KRUEGER                               Director                March 13, 2001
------------------------------------------------
                Jill M. Krueger

               /s/ BRUCE E. TOLL                                Director                March 13, 2001
------------------------------------------------
                 Bruce E. Toll

             /s/ LEONARD TANNENBAUM                             Director                March 13, 2001
------------------------------------------------
               Leonard Tannenbaum

                                                                     SCHEDULE II

                         ASSISTED LIVING CONCEPTS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                      COLUMN A                         COLUMN B    COLUMN C      COLUMN D       COLUMN E
                      --------                         --------    --------      --------       --------
                                                      BALANCE AT                               BALANCE AT
                                                      BEGINNING                                   END
                    DESCRIPTION                        OF YEAR     ADDITIONS   DEDUCTIONS(1)    OF YEAR
                    -----------                       ----------   ---------   -------------   ----------
Year ended December 31, 1998:
  Valuation accounts deducted from assets:
  Allowance for doubtful receivables................    $   79      $  359        $  259         $  179
                                                        ------      ------        ------         ------
Year ended December 31, 1999:
  Valuation accounts deducted from assets:
  Allowance for doubtful receivables................    $  179      $1,071(2)     $  188         $1,062
                                                        ------      ------        ------         ------
Year ended December 31, 2000:
  Valuation accounts deducted from assets:
  Allowance for doubtful receivables................    $1,062      $1,932        $1,595         $1,399
                                                        ------      ------        ------         ------

---------------
(1) Represents amounts written off.

(2) $561,000 of additions were charged to operating expenses, $510,000 of additions related to home health operations which were discontinued and are reported in general and administrative expenses in 1999.

                ASSISTED LIVING CONCEPTS, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
     3.1  Articles of Incorporation of the Company (Incorporated by
          reference to the same titled exhibit to the Company's
          Registration Statement on Form S-1, File No. 33-83938).
     3.2  By laws of the Company (Incorporated by reference to the same titled exhibit to the Company's Registration Statement on Form S-1, File No. 33-83938).
     4.1  Indenture, dated as of October 2, 1997 by and between the
          Company and Harris Trust and Savings Bank, as Trustee
          providing for Issuance of Securities in Series.
          (Incorporated by reference to Exhibit 4.1 to the Company's
          Report on Form 8-K, dated October 20, 1997, File No.
          1-13498).
     4.2  Rights Agreement dated as of June 12, 1997, between Assisted
          Living Concepts, Inc. and American Stock Transfer & Trust
          Company, as Rights Agent, which includes the form of
          Certificate of Resolution Establishing Designations,
          Preferences and Rights of Series A Junior Participating
          Preferred Stock of Assisted Living Concepts Inc. as Exhibit
          A, the form of Right Certificate as Exhibit B and the
          Summary of Rights to Purchase Preferred Shares as Exhibit C
          (Incorporated by reference to the same titled exhibit to the
          Company's Report on Form 8-K, dated July 24, 1997, File No.
          1-83938).
     4.3  Amendment to Registration Rights Agreement, dated as of June
          12, 1997, effective as of November 8, 2000.
     4.4  Indenture, dated as of April 13, 1998, by and between the
          Company and Harris Trust and Savings Bank, as Trustee
          (Incorporated by reference to the same titled exhibit to the
          Company's Registration Statement on Form S-3, dated May 11,
          1998, Registration No. 333-52297).
     4.5  Form of Debenture (Incorporated by reference to the same titled exhibit to the Company's Registration Statement on
          Form S-3, dated May 11, 1998, Registration No. 333-52297).
    10.1  Indemnification Agreement dated October 3, 1997 by and between the Company and Keren Brown Wilson. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated October 20, 1997, File No. 1-13498).
    10.2  Amended and Restated 1994 Stock Option Plan of the Company
          (Incorporated by reference to the same titled exhibit to the
          Company's Report on Form 8-K, dated October 20, 1997, File
          No. 1-13498).
    10.3  Non-Executive Employee Equity Participation Plan of the
          Company (Incorporated by reference to the same titled
          exhibit to the Company's Registration Statement on Form S-8, dated July 13, 1998, Registration No. 333-58953).
    10.4  Deferred Compensation Plan of the Company (Incorporated by
          reference to the same titled exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 1998).
    10.5  Amended and Restated Employment Agreement, dated October
          1999, as amended as of March 15, 1999, by and between the
          Company and Keren Brown Wilson (Incorporated by reference to the same titled exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 1998).
    10.6  Employment Agreement, dated as of December 31, 1997, by and between the Company and Sandra Campbell (Incorporated by
          reference to the same titled exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 1998).
    10.7  Employment Agreement, dated as of February 3, 1998, by and between the Company and Nancy Gorshe (Incorporated by
          reference to the same titled exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 1998).
    10.8  Separation and Consulting Agreement, dated as of March 3,
          2000, by and between the Company and James Cruckshank
          (Incorporated by reference to the same titled exhibit to the
          Company's Report on Form 8-K dated March 3, 2000 File No.
          001-13498).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
    10.10 Employment Agreement, dated as of March 15, 1999, by and between the Company and Leslie Mahon (Incorporated by
          reference to the same titled exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 1998).
    10.11 Reimbursement Agreement, dated as of November 1, 1996, between the Company and U.S. Bank of Washington, National
          Association (Incorporated by reference to the same titled
          exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 1998).
    10.12 Reimbursement Agreement, dated as of July 1, 1997, between the Company and United States National Bank of Oregon
          (Incorporated by reference to the same titled exhibit to the
          Company's Report on Form 10-K for the fiscal year ended
          December 31, 1998).
    10.13 Reimbursement Agreement, dated as of July 1, 1998, between the Company and U.S. Bank National Association (Incorporated
          by reference to the same titled exhibit to the Company's
          Report on Form 10-K for the fiscal year ended December 31,
          1998).
    10.14 Deed of Trust and Security Agreement, dated March 31, 1998, among DMG Texas ALC, Partners, L.P., American Title Company of Houston and Transatlantic Capital Company (Incorporated
          by reference to the same titled exhibit to the Company's
          Report on Form 10-K for the fiscal year ended December 31,
          1998).
    10.15 Mortgage and Security Agreement, dated November 12, 1998, between DMG New Jersey ALC, Inc. and Transatlantic Capital
          Company (Incorporated by reference to the same titled
          exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 1998).
    10.16 Deed of Trust and Security Agreement, dated July 10, 1998, among DMG Oregon ALC, Inc., Chicago Title Company and
          Transatlantic Capital Company (Incorporated by reference to the same titled exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 1998).
    10.17 Loan Agreement, dated as of September 3, 1998, by and between MLD Delaware Trust and the Company (Incorporated by reference to the same titled exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 1998).
    10.18 Loan Agreement, dated as of September 3, 1998, by and between MLD Delaware Trust and the Company (Incorporated by reference to the same titled exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 1998).
    10.19 Amendment and Modification of Reimbursement Agreements,
          dated as of August 18, 1999, by and between the Company and
          U.S. Bank National Association (Incorporated by reference to the same titled exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 1998).
    10.20 Modification and Amendment to Employment Agreement, dated as of January 19, 2000, by and between the Company and Nancy
          Inez Gorshe.
    10.21 Modification and Amendment to Employment Agreement, dated as of January 1, 2000, by and between the Company and Sandra
          Campbell.
    10.22 Employment Agreement, dated as of November 1, 2000, by and between the Company and Wm. James Nicol.
    10.23 Loan Agreement, dated as of February 20, 2001, among Heller
          Healthcare Finance, Inc., as Agent and a Lender, the
          financial institutions who are or become parties thereto as
          Lenders, ALC Ohio, Inc. and ALC Pennsylvania, Inc., ALC
          Iowa, Inc., ALC Nebraska, Inc. and ALC New Jersey, Inc., as
          Borrowers, and the parties who are or become Borrowers
          thereunder. (Incorporated by reference to the same titled
          exhibit to the Company's Report on Form 8-K, dated May 9,
          2001).
    10.24 Guaranty, dated as of February 20, 2001, by Assisted Living
          Concepts, Inc., for the benefit of Heller Healthcare
          Finance, Inc. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 8-K, dated May 9,
          2001).
    10.25 Third Amendment and Modification of Reimbursement Agreement,
          dated as of March 12, 2001, between the Company and U.S.
          Bank National Association.

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
    10.26 First Amendment to the Non-Executive Employee Equity
          Participation Plan (Incorporated by reference to the same
          titled exhibit to the Company's Registration Statement on
          Form S-8, dated March 12, 2001, Registration No. 333-56920).
    12.1  Computation of Ratio of Earnings to Fixed Charges.
    23.1  Report on Schedule and Consent of KPMG LLP.