Form 10-Q
period 2001-03-31
ASSISTED LIVING CONCEPTS INC
filed 2001-05-15
CIK 929994

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrants was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The Registrant had 17,120,745 shares of common stock, $.01 par value, outstanding at May 14, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         ASSISTED LIVING CONCEPTS, INC.

                                   FORM 10-Q

                                 MARCH 31, 2001

                                     INDEX

                                                                       PAGE
                                                                       ----
                      PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements
         Consolidated Balance Sheets, December 31, 2000 and March 31,
           2001......................................................    1
         Consolidated Statements of Operations and Consolidated
           Statements of Comprehensive Loss, Three Months Ended March
           31, 2000 and 2001.........................................    2
         Consolidated Statements of Cash Flows, Three Months Ended
           March 31, 2000 and 2001...................................    3
         Notes to Consolidated Financial Statements..................    4
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    9
         Risk Factors................................................   15
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
           and Risk Sensitive Instruments............................   22

                       PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   23
Item 6.  Exhibits and Reports on Form 8-K............................   23

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ASSISTED LIVING CONCEPTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,     MARCH 31,
                                                                  2000           2001
                                                              ------------    -----------
                                                                              (UNAUDITED)
Current assets:
  Cash, cash equivalents and cash held for tenant security
     deposits...............................................    $  9,889       $  4,073
  Accounts receivable, net of allowance for doubtful
     accounts of $1,399 and $966, respectively..............       2,448          2,458
  Prepaid insurance.........................................       1,765          1,660
  Prepaid expenses..........................................       1,042            865
  Other current assets......................................       2,729          2,351
                                                                --------       --------
          Total current assets..............................      17,873         11,407
                                                                --------       --------
Restricted cash.............................................       6,466          8,547
Property and equipment, net.................................     298,744        296,718
Goodwill, net...............................................       4,785          4,712
Other assets, net...........................................       8,590         10,416
                                                                --------       --------
          Total assets......................................    $336,458       $331,800
                                                                ========       ========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  2,708       $  2,542
  Accrued real estate taxes.................................       4,835          3,850
  Accrued interest expense..................................       1,937          4,094
  Accrued payroll expense...................................       4,017          2,635
  Other accrued expenses....................................       4,229          3,098
  Bridge loan payable.......................................       4,000          4,000
  Litigation settlement payable.............................       7,765          5,511
  Tenant security deposits..................................       2,484          2,468
  Related party payable.....................................         626            411
  Insurance premium obligation..............................          --          2,507
  Other current liabilities.................................         565            371
  Current portion of long-term debt and capital lease
     obligation.............................................       1,690          1,925
                                                                --------       --------
          Total current liabilities.........................      34,856         33,412
                                                                --------       --------
Other liabilities...........................................       6,059          5,766
Long-term debt and capital lease obligation, net of current
  portion...................................................      70,407         71,684
Convertible subordinated debentures.........................     161,250        161,250
                                                                --------       --------
          Total liabilities.................................     272,572        272,112
                                                                --------       --------
Commitments and contingencies
Shareholders' equity:
  Preferred Stock, $.01 par value; 1,000,000 shares
     authorized; none issued or outstanding.................          --             --
  Common Stock, $.01 par value; 80,000,000 shares
     authorized; issued and outstanding 17,120,745 shares in
     2000 and 2001..........................................         171            171
  Additional paid-in capital................................     144,212        144,212
  Accumulated deficit.......................................     (80,497)       (84,695)
                                                                --------       --------
          Total shareholders' equity........................      63,886         59,688
                                                                --------       --------
          Total liabilities and shareholders' equity........    $336,458       $331,800
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

                         ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       2001
                                                              -------    -------
Revenue.....................................................  $33,132    $36,877
Operating expenses:
  Residence operating expenses..............................   22,682     25,558
  Corporate general and administrative......................    4,048      4,268
  Building rentals..........................................    3,645      4,171
  Building rentals to related party.........................      317         --
  Depreciation and amortization.............................    2,412      2,552
  Debt and lease restructure costs..........................       --        303
                                                              -------    -------
          Total operating expenses..........................   33,104     36,852
                                                              -------    -------
Operating income............................................       28         25
                                                              -------    -------
Other income (expense):
  Interest expense..........................................   (4,028)    (4,402)
  Interest income...........................................      209        148
  Other income (expense), net...............................       --         31
                                                              -------    -------
          Total other expense...............................   (3,819)    (4,223)
                                                              -------    -------
Net loss....................................................  $(3,791)   $(4,198)
                                                              =======    =======
Basic and diluted net loss per common share.................  $  (.22)   $  (.25)
                                                              =======    =======
Basic and diluted weighted average common shares
  outstanding...............................................   17,121     17,121
                                                              =======    =======

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       2001
                                                              -------    -------
Net loss....................................................  $(3,791)   $(4,198)
Other comprehensive loss:
  Unrealized loss on investments............................      (70)        --
                                                              -------    -------
Comprehensive loss..........................................  $(3,861)   $(4,198)
                                                              =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       2001
                                                              -------    -------
OPERATING ACTIVITIES:
Net loss....................................................  $(3,791)   $(4,198)
Adjustment to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................    2,412      2,552
  Provision for doubtful accounts...........................      130        156
  Compensation expense on issuance of consultant options....        8         --
Changes in assets and liabilities:
  Accounts receivable.......................................     (197)      (166)
  Prepaid expenses..........................................     (466)       282
  Other current assets......................................      176        378
  Other assets..............................................      416        (17)
  Accounts payable..........................................     (362)      (166)
  Accrued expenses..........................................     (235)    (1,341)
  Insurance premium obligation..............................       --      2,507
  Other current liabilities.................................       80     (2,314)
  Other liabilities.........................................      107       (106)
                                                              -------    -------
          Net cash used in operating activities.............   (1,722)    (2,433)
                                                              -------    -------
INVESTING ACTIVITIES:
Restricted cash.............................................     (833)    (2,081)
Purchases of property and equipment.........................   (1,447)      (453)
                                                              -------    -------
          Net cash used in investing activities.............   (2,280)    (2,534)
                                                              -------    -------
FINANCING ACTIVITIES:
Proceeds from long-term debt................................       --      1,300
Payments on long-term debt and capital lease obligation.....     (192)      (340)
Debt issuance costs.........................................       --     (1,809)
                                                              -------    -------
          Net cash used in financing activities.............     (192)      (849)
                                                              -------    -------
Net decrease in cash, cash equivalents and cash held for
  tenant security deposits..................................   (4,194)    (5,816)
Cash, cash equivalents and cash held for tenant security
  deposits, beginning of period.............................    7,606      9,889
                                                              -------    -------
Cash, cash equivalents and cash held for tenant security
  deposits, end of period...................................  $ 3,412    $ 4,073
                                                              =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash payments for interest................................  $ 1,472    $ 1,730
  Decrease in construction payable and property and
     equipment..............................................  $  (776)   $    --
  Unrealized loss on investment.............................  $   (70)   $    --
  Reclassification of other current and other liabilities to current and non-current long-term debt and capital
     lease obligation.......................................  $    --    $   550

  The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. THE COMPANY

     Assisted Living Concepts, Inc., a Nevada Corporation, ("the Company") owns, leases and operates assisted living residences which provide housing to older persons who need help with the activities of daily living such as bathing and dressing. The Company provides personal care and support services and makes available routine health care services, as permitted by applicable law, designed to meet the needs of its residents.

  Basis of Presentation and Principles of Consolidation

     These consolidated financial statements have been prepared without being audited, as allowed by the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries that manage, own, and lease assisted living residences. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The financial information included in these financial statements contain all adjustments (which consist of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the quarterly periods. The results of operations for the three-month period ended March 31, 2001 do not necessarily indicate the results that are expected for the full year.

  Reclassifications

     Certain reclassifications have been made in the prior period's financial statements to conform to the current period's presentation. Such reclassifications had no effect on previously reported net loss or total shareholders' equity.

 2. CASH, CASH EQUIVALENTS AND CASH HELD FOR TENANT SECURITY DEPOSITS

     The Company's cash, cash equivalents and cash held for tenant security deposits consist of the following (in thousands):

                                                       DECEMBER 31,    MARCH 31,
                                                           2000          2001
                                                       ------------    ---------
Cash.................................................     $2,824        $   --
Cash equivalents.....................................      4,581         1,605
Cash held for tenant security deposits...............      2,484         2,468
                                                          ------        ------
          Total cash, cash equivalents and cash held
            for tenant security deposits.............     $9,889        $4,073
                                                          ======        ======

 3. RESTRICTED CASH

     At March 31, 2001, restricted cash consists of: i) $4.4 million related to loan agreements with U.S. Bank National Association ("U.S. Bank"), ii) $1.0 million related to certain lease agreements and iii) $3.1 million related to required workers' compensation insurance deposits.

                         ASSISTED LIVING CONCEPTS, INC.

                                  (UNAUDITED)

 4. PROPERTY AND EQUIPMENT

     The Company's property and equipment, stated at cost, consists of the following (in thousands):

                                                       DECEMBER 31,    MARCH 31,
                                                           2000          2001
                                                       ------------    ---------
Land.................................................    $ 21,378        21,383
Buildings and improvements...........................     287,178       287,214
Equipment............................................       7,149         7,552
Furniture............................................       8,638         8,641
                                                         --------      --------
          Total property and equipment...............     324,343       324,790
Less accumulated depreciation........................      25,599        28,072
                                                         --------      --------
Property and equipment, net..........................    $298,744      $296,718
                                                         ========      ========

 5. INSURANCE PREMIUM OBLIGATION

     During the three months ended March 31, 2001, the Company entered into several short-term agreements to finance its annual insurance premiums. These are nine month agreements and bear interest at annual fixed rates of approximately 8% to 9%.

 6. LONG-TERM DEBT

  Equipment Financing

     Effective February 22, 2001, the Company entered into a loan agreement to finance technology equipment in the amount of $550,000. The agreement required an initial payment of $150,000 (which has been paid) and monthly payments of $25,000 (principal and interest) until maturity on August 31, 2002. This loan bears an interest rate of 12.5% and is secured by the related technology equipment which the Company purchased during the year ended December 31, 2000.

  Heller Financing

     On March 2, 2001, the Company entered into an agreement with Heller Healthcare Finance, Inc. ("Heller")for a line of credit facility up to $45.0 million. This line matures on August 31, 2002, and requires monthly interest-only payments until maturity. This line bears an interest rate of 3.85% over the three-month LIBOR rate floating monthly and is secured by 16 properties. This line would also be secured by an additional 16 properties if the Company repurchases these leased properties. The Company guaranteed the line. In addition to having paid a commitment fee of $450,000, the Company is to pay funding fees of 0.5% of the principal amount funded at the time of funding and pay an exit fee of 1.0% of the principal being repaid. Fees incurred to date, including commitment fee, funding fees, closing fees and professional fees associated with the establishment of this credit facility are $1.8 million. The Company had originally intended to refinance a substantial portion of borrowings under the Heller line of credit with long-term HUD financing. However, because of limitations recently imposed by HUD and timing considerations, the Company does not know if this is a likely financing source to retire this line. While the line remains outstanding, the Company has agreed that it will not sell or grant mortgages on all but one of its remaining unencumbered properties, unless the net proceeds are used to repurchase the Company's convertible debentures or otherwise reduce its indebtedness (if approved by Heller). Proceeds from the line may be used for the payment of the Company's shareholders' litigation settlement, the repurchase of 16 of its leased properties, the repurchase of some of its convertible debentures and payment of fees. The Company is presently negotiating with Heller to modify its credit facility to provide that proceeds may be used to pay interest on its convertible debentures, certain professional fees relating to its debt and lease restructuring and other anticipated costs or purposes. The Company expects that

                         ASSISTED LIVING CONCEPTS, INC.

                                  (UNAUDITED)

such negotiation, if successful, will result in the reduction of the aggregate line of credit to $20.0 to $25.0 million and the elimination of the Company's ability to use the line to repurchase leased facilities, its debentures or fund future payments on the litigation settlement payable. There can be no assurance that Heller will agree to these modifications. The Company made an initial draw of $1.3 million on this line on March 2, 2001 and a second draw of $5.1 million on April 3, 2001.

  Loan Amendment

     On March 12, 2001, in exchange for a waiver of U.S. Bank's right to declare an event of default for the Company's failure to comply with certain financial covenants as of December 31, 2000 and March 31, 2001, and for the modification of certain financial covenants, the Company agreed to pay fees of $34,700 and maintain minimum cash balances of $11.0 million at the end of each fiscal quarter, except for the fiscal quarter ending June 30, 2001 which has a required minimum balance of $8.0 million. The amendment also allows the Company to repurchase for cash up to $25.0 million in face value of its convertible debentures prior to maturity and requires the Company to deposit $500,000 in cash collateral with U.S. Bank in the event certain regulatory actions are commenced with respect to the properties securing its obligations to U.S. Bank. U.S. Bank is required to release such deposits upon satisfactory resolution of the regulatory action. Failure to comply with any covenant constitutes an event of default, which will allow U.S. Bank (at its discretion) to declare any amounts outstanding under the loan documents to be due and payable.

     Additionally, in May, 2001, the Company received a waiver of U.S. Bank's right to declare an event of default for the Company's failure to meet the March 31, 2001 cash balance requirements set forth in the March 12, 2001 U.S. Bank loan amendment. There can be no assurance that the Company will be able to meet the stipulated cash balance requirement as of the end of future quarters or that U.S. Bank will grant waivers of any such future failure to meet these requirements.

     In addition, many of the Company's debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations. Accordingly, if enforced, the Company could experience a material adverse effect on its financial condition.

 7. LITIGATION

  Arbitration of Insurance Coverage Dispute

     In September, 2000, the Company reached an agreement to settle the class action litigation relating to the restatement of its consolidated financial statements for the years ended December 31, 1996 and 1997 and the first three fiscal quarters of 1998. This agreement received final court approval on November 30, 2000 and the Company was dismissed from the litigation with prejudice. Although the Company has been dismissed from the litigation with prejudice, an outstanding dispute regarding coverage exists with the Company's corporate liability insurance carriers. The Company and the insurance carriers agreed to resolve this dispute through binding arbitration. To the extent that the carriers are successful, they have agreed that their recovery is not to exceed $4.0 million. The carriers further agreed that payment of any such amount awarded or agreed to will not be due in any event until 90 days after the Company has satisfied its obligations to the plaintiffs in the class action, with any such amount to be subordinated to new or refinancing of existing obligations. The Company believes it has strong defenses regarding this dispute and consequently has not recorded a liability in relation to this matter.

     Although the Company believes it has strong defenses regarding its dispute with the insurance carriers, the Company cannot predict the outcome of this arbitration and currently is unable to evaluate the likelihood of success or the range of possible loss. However, if such arbitration were determined adversely to the

                         ASSISTED LIVING CONCEPTS, INC.

                                  (UNAUDITED)

Company, such a determination could have a material adverse effect on its financial condition, results of operations, cash flow and liquidity.

  Other Litigation

     In addition to the matter referred to above, the Company is involved in various lawsuits and claims arising in the normal course of business. In the aggregate, such other suits and claims should not have a material adverse effect on the Company's financial condition, results of operations, cash flow and liquidity.

 8. LIQUIDITY

     The Company believes that its current cash on hand, cash available from operations and, with respect to debt and lease restructuring costs, its credit line with Heller, if modified, will be sufficient to meet its normal working capital needs through July 2002. The Company's ability to generate cash flow from operations to satisfy these working capital needs through July 2002 will depend on its future performance, which is subject, to a certain extent, to general economic, financial, competitive, legislative, regulatory, utility costs and other factors that are beyond its control. The Company incurred significant increases in the cost of utilities during the reporting period and has been advised that it should expect utility costs to continue to increase substantially. In addition, the Company also expects the cost to maintain its residences in their present condition to increase, but the Company cannot yet estimate the financial impact since its experience is limited due to the newness of these assets.

     The Company will have $4.0 million in principal under the Red Mortgage Capital, Inc. ("Red Mortgage") bridge loans maturing on August 1, 2001. The Company has applied for long-term HUD mortgage loans to refinance the $4.0 million of bridge loans; however, there can be no assurance that the refinancing will be completed prior to the maturity of the bridge loans or at all. In addition, the Company will have to pay all outstanding balances under the Heller line of credit maturing on August 31, 2002 and $161.3 million in principal amount of convertible debentures maturing in November 2002 and May 2003. The Company is currently exploring various restructuring alternatives. The Company has 48 unencumbered residences available to use as collateral for these various alternatives, 47 of which are subject to negative covenants not to encumber them unless the net proceeds are used to repurchase the Company's convertible debentures or otherwise reduce its indebtedness (if approved by Heller).

     The Company has retained a financial advisor to explore possible restructuring options with respect to its convertible debentures. An unofficial committee of certain holders of its convertible debentures has been formed. The committee has engaged a financial advisor and outside legal counsel at the Company's expense. The Company has commenced restructuring negotiations with the committee's advisors. The Company expects that such negotiations will lead to a consensual restructuring of the convertible debentures which will result in a significant reduction in, or elimination of, the Company's convertible debentures and a very substantial dilution, or elimination of, the Company's outstanding equity. The Company is also in negotiations with the lessors of certain of the Company's under-performing leases. If the Company reaches an agreement with convertible debenture holders, it is anticipated that the restructuring would be implemented through a "prenegotiated" plan of reorganization under Chapter 11 of the United States Bankruptcy Code through which certain under-performing leases may be rejected. However, no agreement is currently in place and there can be no assurance that the Company will reach an agreement with the convertible debenture holders or lessors on a consensual restructuring of these obligations.

     If the Company is unable to implement a pre-negotiated plan or is unable to pay the $4.7 million of interest due on its convertible debentures (see Note 9) by May 31, 2001, it will likely seek protection under Chapter 11 of the United States Bankruptcy Code.

                         ASSISTED LIVING CONCEPTS, INC.

                                  (UNAUDITED)

     In either event, the Company expects to incur substantial costs for financial advisory, legal, accounting and lender fees that are currently estimated to exceed $6.0 million.

     The Company is presently negotiating with Heller to modify its credit facility to provide that proceeds may be used to pay interest on its convertible debentures, certain professional fees relating to its debt and lease restructuring and other anticipated costs or purposes. The Company expects that such negotiation, if successful, will result in the reduction of the aggregate line of credit to $20.0 to $25.0 million and the elimination of the Company's ability to use the line to repurchase leased facilities, its debentures or fund future payments on the litigation settlement payable. There can be no assurance that Heller will agree to these modifications.

 9. SUBSEQUENT EVENTS

  Draw on Line of Credit

     On April 5, 2001, the Company drew $5.1 million on its Heller line of credit. The proceeds were used to replenish working capital for the January 23, 2001 installment payment of $2.3 million for the litigation payable, to pay for fees incurred in connection with the establishment of the line of credit, and to make the third payment on the shareholder litigation payable of $2.3 million on April 23, 2001. The Company has a total of $6.4 million outstanding under the Heller line of credit as of the date of this filing.

  Deferment of Interest Payment

     On April 16, 2001, the Company announced that it would defer its $4.7 million semi-annual subordinated debenture interest payment, due May 1, 2001 for up to 30 days. Failure to make this interest payment when due was a breach, which was waived for a fee of $50,000, under the Red Mortgage loan agreement. The Company does not have sufficient available cash to pay the debenture interest payment and is in discussion with Heller to amend its credit line to permit borrowings to fund these interest payments as well as the substantial expenses the Company expects to incur in connection with any bankruptcy reorganization. If the interest on the debentures is not paid by May 31, 2001, the Company will be in breach under the indentures governing the $161.3 million of convertible debentures, substantially all of the Company's other debt and its facility leases. Under these circumstances, it is likely the Company will seek protection under Chapter 11 of the United States Bankruptcy Code.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     References in this section to "ALC," the "Company," "us" or "we" refer to Assisted Living Concepts, Inc. and its wholly-owned subsidiaries.

OVERVIEW

     We operate, own and lease free-standing assisted living residences. These residences are primarily located in small middle-market rural and suburban communities with a population typically ranging from 10,000 to 40,000. We provide personal care and support services, and make available routine nursing services (as permitted by applicable law) designed to meet the personal and health care needs of our residents. As of March 31, 2001, we had operations in 16 states.

     We experienced significant and rapid growth between 1994 and 1998, primarily through the development of assisted living residences and, to a lesser extent, through the acquisition of assisted living residences. At the closing of our initial public offering in November 1994, we had an operating base of five leased residences (137 units) located in Oregon. We opened twenty residences (798 units) in 1999 and no residences in 2000 or 2001. As of March 31, 2001, we operated 185 residences (7,149 units), of which we owned 115 residences (4,515 units) and leased 70 residences (2,634 units).

     We derive our revenues primarily from resident fees for room, board and care. Resident fees typically are paid monthly by residents, their families, state Medicaid agencies or other third parties. Resident fees include revenue derived from a multi-tiered rate structure, which varies based on the level of care provided. Resident fees are recognized as revenues when services are provided. Our operating expenses include:

     - residence operating expenses, such as staff payroll, food, property taxes, utilities, insurance and other direct residence operating expenses;

     - general and administrative expenses consisting of regional management and corporate support functions such as legal, accounting and other administrative expenses;

     - building rentals;

     - depreciation and amortization; and

     - debt and lease restructure costs.

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

     Although we manage the mix of private paying tenants and Medicaid paying tenants residing in our facilities, any significant increase in our Medicaid population could have an adverse effect on our financial position, results of operations or cash flows, particularly if states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates. See "Risk Factors -- We Depend on Reimbursement by Third-Party Payors."

RESULTS OF OPERATIONS

     The following table sets forth, for the periods presented, operating expenses as a percentage of revenue, the number of total residences and units operated, average occupancy and rental rates and the sources of our revenue. The portion of revenues received from state Medicaid agencies are labeled as "Medicaid state paid portion" while the portion of our revenues that a Medicaid-eligible resident must pay out of his or her own resources is labeled "Medicaid resident paid portion."

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       2001
                                                              -------    -------
Revenue.....................................................   100.0%     100.0%
Operating expenses:
  Residence operating expenses..............................    68.5       69.3
  Corporate general and administrative......................    12.2       11.6
  Building rentals..........................................    11.0       11.3
  Building rentals to related party.........................     0.9         --
  Depreciation and amortization.............................     7.3        6.9
  Debt and lease restructure costs..........................      --        0.8
                                                              ------     ------
          Total operating expenses..........................    99.9       99.9
                                                              ------     ------
Operating income............................................     0.1        0.1
                                                              ------     ------
Other income (expense):
  Interest expense..........................................   (12.2)     (11.9)
  Interest income...........................................     0.6        0.4
  Other income (expense), net...............................      --        0.1
                                                              ------     ------
          Total other expense...............................   (11.6)     (11.4)
                                                              ------     ------
Net loss....................................................   (11.7)%    (11.3)%
                                                              ======     ======
Other Data:
Residences operated (end of period).........................     185        185
Units operated (end of period)..............................   7,148      7,149
Average occupancy rate (based on occupied units)............    78.4%      83.4%
End of period occupancy rate (based on occupied units)......    79.6%      83.3%
Average monthly rental rate.................................  $1,947     $2,041
Sources of revenue:
  Medicaid state paid portion...............................    10.6%      12.1%
  Medicaid resident paid portion............................     6.0        7.2
  Private resident paid portion.............................    83.4       80.7
                                                              ------     ------
          Total.............................................   100.0%     100.0%
                                                              ======     ======

     The following table sets forth, for the periods presented, the results of operations for the three months ended March 31, 2001 compared to March 31, 2000:

                                                               CONSOLIDATED
                                                       THREE MONTHS ENDED MARCH 31,
                                                 -----------------------------------------
                                                 2000       2001       INCREASE/(DECREASE)
                                                 -----      -----      -------------------
                                                     (IN MILLIONS, EXCEPT PERCENTAGES)
Revenue........................................  $33.1      $36.9       $3.8         11.5%
Operating expenses:
  Residence operating expenses.................   22.7       25.6        2.9         12.8
  Corporate general and administrative.........    4.0        4.3        0.3          7.5
  Building rentals.............................    4.0        4.2        0.2          5.0
  Depreciation and amortization................    2.4        2.5        0.1          8.4
  Debt and lease restructure costs.............     --        0.3        0.3        100.0
                                                 -----      -----       ----        -----
          Total operating expenses.............   33.1       36.9        3.8         11.5
                                                 -----      -----       ----        -----
          Operating income (loss)..............     --         --         --           --
                                                 -----      -----       ----        -----
  Other income (expense):
     Interest expense..........................   (4.0)      (4.4)       0.4         10.0
     Interest income...........................    0.2        0.2         --           --
                                                 -----      -----       ----        -----
          Total other expense..................   (3.8)      (4.2)       0.4         11.0
                                                 -----      -----       ----        -----
          Net loss.............................  $(3.8)     $(4.2)      $0.4         11.0%
                                                 =====      =====       ====        =====

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000:

     We incurred a net loss of $4.2 million, or $0.25 per basic and diluted common share, on revenue of $36.9 million for the three months ended March 31, 2001 (the "March 2001 Quarter") as compared to a net loss of $3.8 million or $0.22 per basic and diluted common share, on revenues of $33.1 million for the three months ended March 31, 2000 (the "March 2000 Quarter").

     Revenues. Revenues were $36.9 million for the March 2001 Quarter as compared to $33.1 million for the March 2000 Quarter, a net increase of $3.8 million. The increase in revenue was attributable to a combination of an increase in average occupancy to 83.4% and average monthly rental rate to $2,041 for the March 2001 Quarter as compared to average occupancy of 78.4% and average monthly rental rate of $1,947 for March 2000 Quarter.

     Residence Operating Expenses. Residence operating expenses were $25.6 million for the March 2001 Quarter as compared to $22.7 million for the March 2000 Quarter, a net increase of $2.9 million.

     The principal elements of the increase in operating expenses include:

     - $1.9 million related to an increase in payroll costs as a result of increases in occupancy, wages and benefits;

     - $424,000 related to an 18% increase in utility costs; and

     - $442,000 related to increases in professional and property liability insurance premiums and deductibles or retentions.

     These increases were offset by a decrease of $225,000 in repair and maintenance expenses as a result of lower expenditures for weather-related repairs during the March 2001 Quarter as compared to the March 2000 Quarter.

     Corporate, General and Administrative. Corporate, general and administrative expenses were $4.3 million for the March 2001 Quarter compared to $4.0 million for the March 2000 Quarter, an increase of approximately $300,000.

     The principal elements of the increase include:

     - $250,000 related to an increase in network and consulting costs associated with the development of our communications infrastructure including intranet access for our remote locations; and

     - $60,000 related to an increase in public company expenses.

     Building Rentals. Building rentals were $4.2 million for the March 2001 Quarter as compared to $4.0 million for the March 2000 Quarter, an increase of $210,000. The increase was due to annual rent escalators and to a retroactive rent increase of $145,000 paid to one lessor during the March 2001 Quarter.

     Debt and lease restructure costs. Debt and lease restructure costs were $303,000 for the March 2001 Quarter. These are professional fees, including legal and investment advisory fees, related to the potential restructuring of our underperforming leases and our convertible debentures maturing in 2002 and 2003. Since we do not expect to raise any new capital in this situation, such amounts are expensed in the accompanying financial statements.

     Depreciation and Amortization. Depreciation and amortization expense was $2.5 million in the March 2001 Quarter as compared to $2.4 million in the March 2000 Quarter. The increase is due to depreciation expense related to the equipment acquired to support our communications infrastructure.

     Interest Expense. Interest expense was $4.4 million for the March 2001 Quarter compared to $4.0 million for the March 2000 Quarter, an increase of $400,000. The increase was related to interest incurred on our $4.0 million bridge loan entered into in November 2000 and to the amortization of financing fees associated with the $45.0 million line of credit entered into in the March 2001 Quarter.

     Interest Income. Interest income was $148,000 for the March 2001 Quarter compared to $209,000 for the March 2000 Quarter, a decrease of $61,000. This decrease is the result of decreased balances in cash and cash equivalents.

     Net Loss. As a result of the above, we incurred a net loss of $4.2 million or $0.25 per basic and diluted common share for the March 2001 Quarter, compared to a net loss of $3.8 million, or $0.22 per basic and diluted common share, for the March 2000 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, we had a working capital deficit of $22.0 million (including current portion of litigation settlement payable of $5.5 million) and unrestricted cash, cash equivalents and cash held for tenant security deposits of $4.0 million.

     Net cash used in operating activities was $2.4 million during the three months ended March 31, 2001. The primary uses were reductions of $1.3 million in accrued liabilities and $2.5 million in other current liabilities consisting of a $2.3 million payment on our litigation settlement and a payment of $215,000 on our related party payable. These reductions were partially offset by an increase in insurance premium obligations of $2.5 million. During the three months ended March 31, 2001, we entered into several short-term agreements to finance our annual insurance premiums. These are nine month agreements and bear interest at annual fixed rates of approximately 8% to 9%.

     Net cash used in investing activities was $2.5 million during the three months ended March 31, 2001. The primary use was an increase of $1.9 million in restricted cash related to workers' compensation deposits required by our insurance carrier. Funds will be withdrawn from this account as 2001 workers' compensation claims are incurred and paid.

     Net cash used in financing activities was $849,000 during the three months ended March 31, 2001. Proceeds of $1.3 million were received as the initial draw on the $45.0 million line of credit entered into in March, 2001. Costs associated with the establishment of this line of credit were $1.8 million. Principal payments on long term debt and capital lease obligations were $340,000 for the three months ended March 31, 2001.

     On March 12, 2001, in exchange for a waiver of U.S. Bank's right to declare an event of default for our failure to comply with certain financial covenants as of December 31, 2000 and March 31, 2001, and for the modification of certain financial covenants, we agreed to pay fees of $34,700 and maintain minimum cash balances of $11.0 million at the end of each fiscal quarter, except for the fiscal quarter ending June 30, 2001 which has a required minimum balance of $8.0 million. The amendment also allows us to repurchase for cash up to $25.0 million in face value of our convertible debentures prior to maturity and requires us to deposit $500,000 in cash collateral with U.S. Bank in the event certain regulatory actions are commenced with respect to the properties securing our obligations to U.S. Bank. U.S. Bank is required to release such deposits upon satisfactory resolution of the regulatory action. Failure to comply with any covenant constitutes an event of default, which will allow U.S. Bank (at its discretion) to declare any amounts outstanding under the loan documents to be due and payable. In addition, certain of our leases and loan agreements contain covenants and cross-default provisions such that a default on one of those agreements could cause us to be in default on one or more other agreements.

     Additionally, in May, 2001, we received a waiver of U.S. Bank's right to declare an event of default for our failure to meet the quarterly cash balance requirements set forth in the March 12, 2001 U.S. Bank loan amendment.

     On March 2, 2001, we entered into a line of credit facility with Heller for up to $45.0 million. This line matures on August 31, 2002 and requires monthly interest-only payments until maturity. This line bears an interest rate of 3.85% over the three-month LIBOR rate floating monthly and is secured by 16 properties. This line would also be secured by an additional 16 properties if we repurchase these leased properties. We guaranteed the line. In addition to having paid a commitment fee of $450,000, we are to pay funding fees of 0.5% of the principal amount funded at the time of funding and pay an exit fee of 1.0% of the principal being repaid. Fees incurred to date, including commitment fee, funding fees, closing fees and professional fees associated with the establishment of this credit facility are $1.8 million. We had originally intended to refinance a substantial portion of borrowings under the Heller line of credit with long-term HUD financing. However, because of recently imposed by HUD and timing considerations, we do not know if this is a likely financing source to retire this line. While the line remains outstanding, we have agreed that we will not sell or grant mortgages on our remaining unencumbered properties, except one, unless the net proceeds are used to repurchase our convertible debentures or otherwise reduce our indebtedness (if approved by Heller). Proceeds from the line may be used for the payment of our shareholders' litigation settlement, the repurchase of 16 of our leased properties, the repurchase of some of our convertible debentures and payment of fees. Our initial draw on this line was $1.3 million on March 2, 2001. On April 3, we made a second draw of $5.1 million on this line of credit.

     We are presently negotiating with Heller to modify our credit facility to provide that proceeds may be used to pay interest on the debentures, certain professional fees relating to our debt and lease restructuring and other anticipated costs or purposes. We expect that such negotiation, if successful, will result in the reduction of the aggregate line of credit to $20.0 to $25.0 million and the elimination of our ability to use the line to repurchase leased facilities, our debentures or fund future payments on the litigation settlement payable. There can be no assurance that Heller will agree to these modifications.

     We made three payments of $2.3 million each towards our litigation settlement on October 23, 2000, January 23, 2001 and April 23, 2001 and on November 1, 2000 we made our $4.7 million semi-annual interest payment on our convertible subordinated debentures. We are obligated to pay the remaining $3.3 million related to the litigation settlement in two payments of $2.3 million and $1.0 million, due on July 23, 2001 and October 23, 2001, respectively. Additionally, our next $4.7 million semi-annual interest payment on our convertible subordinated debentures was due on May 1, 2001, which we elected to defer for 30 days. We may also be required to pay our insurance carriers up to $4.0 million in damages claimed due in a pending coverage dispute, now subject to binding arbitration (see Part II, Item 1 of this report).

     Approximately $27.2 million of our indebtedness was secured by letters of credit as of March 31, 2001 which in some cases have termination dates prior to the maturity of the underlying debt. As such letters of credit expire, beginning in 2003, we will need to obtain replacement letters of credit, post cash collateral or refinance the underlying debt. There can be no assurance that we will be able to procure replacement letters of credit from the same or other lending institutions on terms that are acceptable to us. In the event that we are unable to obtain a replacement letter of credit or provide alternate collateral prior to the expiration of any of these letters of credit, we would be in default on the underlying debt.

     We believe that our current cash on hand, cash available from operations and, with respect to debt and lease restructuring costs, our credit line with Heller, if modified, will be sufficient to meet our normal working capital needs through July 2002. Our ability to generate cash flow from operations to satisfy these working capital needs through July 2002 will depend on our future performance, which is subject, to a certain extent, to general economic, financial, competitive, legislative, regulatory, insurance, utility costs and other factors that are beyond our control. We incurred significant increases in the cost of utilities during the reporting period and have been advised that we should expect utility costs to continue to increase substantially. In addition, we expect the cost to maintain our residences in their present condition to increase, but we cannot yet estimate the financial impact since our experience is limited due to the newness of these assets.

     We will have $4.0 million in principal under the Red Mortgage bridge loans maturing on August 1, 2001. We have applied for long-term HUD mortgage loans to refinance the $4.0 million of bridge loans; however, there can be no assurance that we will complete this process prior to the maturity of the bridge loans or at all. In addition, we will have to pay all outstanding balances under the Heller line of credit maturing on August 31, 2002 and $161.3 million in principal amount of convertible debentures maturing in November 2002 and May 2003. We are currently exploring various restructuring alternatives. We have 48 unencumbered residences available to use as collateral for these various alternatives, 47 of which are subject to negative covenants not to encumber them unless the net proceeds are used to repurchase our convertible debentures or otherwise reduce our indebtedness (if approved by Heller).

     We have retained a financial advisor to explore possible restructuring options with respect to our convertible debentures. An unofficial committee of certain holders of our convertible debentures has been formed. The committee has engaged a financial advisor and outside legal counsel at our expense. We have commenced restructuring negotiations with the committee's advisors. We expect that such negotiations will lead to a consensual restructuring of the convertible debentures which will result in a significant reduction in, or elimination of, our convertible debentures and a very substantial dilution of, or elimination of, our outstanding equity. We are also in negotiations with the lessors of certain of our under-performing leases. If we reach an agreement with convertible debenture holders, it is anticipated that the restructuring would be implemented through a "prenegotiated" plan of reorganization under Chapter 11 of the United States Bankruptcy Code. However, no agreement is currently in place and there can be no assurance that we will reach agreement with the convertible debenture holders or lessors on a consensual restructuring of these obligations.

     If we are unable to implement a pre-negotiated plan or are unable to pay the $4.7 million of interest due on our convertible debentures by May 31, 2001, we will likely seek protection under Chapter 11 of the United States Bankruptcy Code.

     In either event, we expect to incur substantial costs for financial advisory, legal, accounting and lender fees that are currently estimated to exceed $6.0 million.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instrument and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivatives be recognized into the balance sheet and measured at fair value. We adopted SFAS No. 133 on January 1, 2001 with no impact since we do not have any derivative financial instruments.

                                  RISK FACTORS

     Set forth below are the risks that we believe are material. This report on Form 10-Q, including the risks discussed below, contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be affected by risks and uncertainties, including without limitation (i) our ability to control costs and improve operating margins, (ii) the degree to which our future operating results and financial condition will be affected by litigation described in this report, (iii) the possibility that we will experience slower fill-up of our newer residences and/or declining occupancy in our other residences, either of which would adversely affect residence revenues and operating margins, (iv) our ability to operate our residences in compliance with evolving regulatory requirements (v) the degree to which our future operating results and financial condition will be affected by a reduction in Medicaid reimbursement rates, particularly in Oregon, and (vi) the possibility that we will not be able to make our convertible debenture interest payment on May 31, 2001 and/or restructure our $161.3 million of convertible debentures due in November 2002 and May 2003, in which event we are likely to seek protection under Chapter 11 of the United States Bankruptcy Code. In light of such risks and uncertainties, our actual results could differ materially from such forward-looking statements. Except as may be required by law, we do not undertake any obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

WE ARE HIGHLY LEVERAGED; OUR LOAN AND LEASE AGREEMENTS CONTAIN FINANCIAL COVENANTS.

     We are highly leveraged. We had total indebtedness, including short term portion, of $241.3 million as of March 31, 2001. In addition, we had shareholders' equity of $59.7 million as of March 31, 2001. The degree to which we are leveraged could have important consequences, including:

     - making it more difficult to satisfy our debt or lease obligations;

     - increasing our vulnerability to general adverse economic and industry conditions;

     - limiting our ability to obtain additional financing;

     - requiring dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on our debt and leases, thereby reducing the availability of such cash flow to fund working capital, capital expenditures or other general corporate purposes;

     - limiting our flexibility in planning for, or reacting to, changes in our business or industry; and

     - placing us at a competitive disadvantage to less leveraged competitors.

     Several of our debt instruments and leases contain financial covenants, including debt-to-cash flow and net worth tests. On March 12, 2001, in exchange for a waiver of U.S. Bank's right to declare an event of default for our failure to comply with certain financial covenants as of December 31, 2000 and March 31, 2001, and for the modification of certain financial covenants, we agreed to pay fees of $34,700 and maintain minimum cash balances of $11.0 million at the end of each fiscal quarter, except for the fiscal quarter ending June 30, 2001 which has a required minimum balance of $8.0 million. The amendment also allows us to repurchase for cash up to $25.0 million in face value of our convertible debentures prior to maturity and requires us to deposit $500,000 in cash collateral with U.S. Bank in the event certain regulatory actions are commenced with respect to the properties securing our obligations to U.S. Bank. U.S. Bank is required to release such deposits upon satisfactory resolution of the regulatory action.

     Additionally, in May, 2001, we received a waiver of U.S. Bank's right to declare an event of default for our failure to meet the quarterly cash balance requirements set forth in the March 12, 2001 U.S. Bank loan amendment.

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

     In addition, many of our debt instruments and leases contain
"cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations. Accordingly, if enforced, we could experience a material adverse effect on our financial condition.

WE WILL NEED TO RESTRUCTURE OUR OBLIGATIONS.

     We believe that our current cash on hand, cash available from operations and, with respect to debt and lease restructuring costs, our credit line with Heller, if modified, will be sufficient to meet our normal working capital needs through July 2002. Our ability to generate cash flow from operations to satisfy these working capital needs through July 2002 will depend on our future performance, which is subject, to a certain extent, to general economic, financial, competitive, legislative, insurance, regulatory and other factors that are beyond our control. We incurred significant increases in the cost of utilities during the reporting period and have been advised that we should expect utility costs to continue to increase substantially. In addition, we expect the cost to maintain our residences in their present condition to increase, but we cannot yet estimate the financial impact since our experience is limited due to the newness of these assets.

     We will have $4.0 million in principal under the Red Mortgage bridge loans maturing on August 1, 2001. We have applied for long-term HUD mortgage loans to refinance the $4.0 million of bridge loans with; however, there can be no assurance that we will be able to do so prior to the maturity of the bridge loans or at all. In addition, we will have to pay all outstanding balances under the Heller line of credit maturing on August 31, 2002 and $161.3 million in principal amount of convertible debentures maturing in November 2002 and May 2003. We will be unable to pay these amounts as they mature and are currently exploring various alternatives. We have 48 unencumbered residences available to use as collateral for these various alternatives, 47 of which are subject to negative covenants not to encumber them unless the net proceeds are used to repurchase our convertible debentures or otherwise reduce our indebtedness (if approved by Heller).

     We have retained a financial advisor to explore possible restructuring options with respect to our convertible debentures. An unofficial committee of certain holders of our convertible debentures has been formed. The committee has engaged a financial advisor and outside legal counsel at our expense. We have commenced restructuring negotiations with the committee's advisors. We expect that such negotiations will lead to a consensual restructuring of the convertible debentures which will result in a significant reduction in, or elimination of, our convertible debentures and a very substantial dilution, or elimination of, of our outstanding equity. We are also in negotiations with the lessors of certain of our under-performing leases. If we reach an agreement with convertible debenture holders, it is anticipated that the restructuring would be implemented through a "prenegotiated" plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. However, no agreement is currently in place and there can be no assurance that we will reach agreement with the convertible debenture holders or lessors on a consensual restructuring of these obligations.

     If we are unable to implement a pre-negotiated plan or are unable to pay the $4.7 million of interest due on our convertible debentures by May 31, 2001, we will likely seek protection under Chapter 11 of the United States Bankruptcy Code.

     In either event, we expect to incur substantial costs for financial advisory, legal, accounting and lender fees that are currently estimated to exceed $6.0 million.

     We are presently negotiating with Heller to modify our credit facility to provide that proceeds may be used to pay interest on the debentures, certain professional fees relating to our debt and lease restructuring and other anticipated costs or purposes. We expect that such negotiation, if successful, will result in the reduction of the aggregate line of credit to $20.0 to $25.0 million and the elimination of our ability to use the line to repurchase leased facilities, our debentures or fund future payments on the litigation settlement payable. There can be no assurance that Heller will agree to these modifications.

WE HAVE INCURRED SIGNIFICANT INCREASES IN UTILITY COSTS RELATED TO INCREASES IN UTILITY RATES DURING THE THREE MONTHS ENDED MARCH 31, 2001 AND ARE ADVISED THAT WE SHOULD ANTICIPATE SUBSTANTIAL FUTURE INCREASES.

     During the quarter ended March 31, 2001 we experienced significant increases in utility rates, and have been advised that we should anticipate substantial increases in the future which could have a material adverse effect on our financial condition, results of operations or cash flows. We may attempt to add utility surcharges to our rental rates, however, there can be no assurance that we will be successful in doing so or that such surcharges will be high enough to cover rate increases we may incur.

POSSIBLE AMERICAN STOCK EXCHANGE DELISTING.

     Our common stock currently is listed on the AMEX under the symbol "ALF," our 5.625% Debentures currently are listed on AMEX under the symbol "ALS5E03" and our 6.0% Debentures currently are listed on AMEX under the symbol "ALS6K02." AMEX has notified us that we have fallen below certain of AMEX's continued listing guidelines and that it is reviewing our listing eligibility. In particular, we have incurred losses from continued operations for each of our past six fiscal years ending December 31, 2000, and quarter ended March 31, 2001, and the price per share of our common stock as quoted on AMEX recently has been below the minimum bid price of $1.00 per share. We have provided AMEX with additional information and have been involved in ongoing discussions with AMEX in connection with its review of our listing eligibility. While AMEX has decided not to delist us at this time, they will continue to review our listing status.

     If AMEX were to delist our securities, it is possible that the securities would continue to trade on the over-the-counter market. However, the extent of the public market for the securities and the availability of quotations would depend upon such factors as the aggregate market value of each class of securities, the interest in maintaining a market in such securities on the part of securities firms and other factors. There can be no assurance that any public market for our securities will exist in the event that our securities are delisted.

WE MAY INCUR SIGNIFICANT COSTS AND LIABILITY AS A RESULT OF LITIGATION.

  Arbitration of Insurance Coverage Dispute

     In September 2000, we reached an agreement to settle the class action litigation relating to the restatement of our financial statements for the years ended December 31, 1996 and 1997 and the first three fiscal quarters of 1998. This agreement received final court approval on November 30, 2000 and we were dismissed from the litigation with prejudice. Although we have been dismissed from the litigation with prejudice, an outstanding dispute regarding coverage exists with our corporate liability insurance carriers and us. We have agreed with our insurance carriers to resolve this dispute through binding arbitration. To the extent that the carriers are successful, they have agreed that their recovery will not exceed $4.0 million. The carriers further agreed that payment of any such amount awarded will not be due in any event until 90 days after we have satisfied our obligations to the plaintiffs in the class action, with any such amount to be subordinated to new or refinancing of existing obligations. We believe that we have strong defenses regarding this dispute and consequently have not recorded a liability in relation to this matter.

     Although we believe we have strong defenses regarding our dispute with our insurance carriers, we cannot predict the outcome of this arbitration and currently are unable to evaluate the likelihood of success or the range of possible loss. However, if such arbitration were determined adversely to us, such a determination could have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.

  Other Litigation

     In addition to the matter referred above, we are involved in various lawsuits and claims arising in the normal course of business. In the aggregate, such other suits and claims should not have a material adverse effect on our financial condition, results of operations, cash flow and liquidity. However, if these matters were determined adversely to us, such a determination could have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.

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

     In the ordinary course of our business, we receive and have received notices of deficiencies for failure to comply with various regulatory requirements. We review such notices and, in most cases, we will agree with the regulator upon the steps to be taken to bring the facility into compliance with regulatory requirements. From time to time we may dispute the matter and sometimes will seek a hearing if we do not agree with the regulator. In some cases or upon repeat violations, the regulator may take one or more adverse actions against a facility. These adverse actions can include:

     - the imposition of fines -- we paid $16,000 and $7,600, respectively, in the aggregate for the year ended December 31, 2000 and the three months ended March 31, 2001;

     - temporary stop placement of admission of new residents, or imposition of other conditions to admission of new residents to the facility -- four residences (two in Washington and two in Idaho) in 2000, two continued into 2001, one of which is still in stop placement as of this date;

     - termination of a facility's Medicaid contract;

     - conversion of license to provisional status; and

     - suspension or revocation of a facility's license, which in both 2000 and 2001 included one residence in Washington against which the state has commenced license revocation procedures. This matter is still pending at the time of this filing.

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

     State and federal governments are devoting increasing attention and resources to anti-fraud initiatives against health care providers. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") (see "Confidentiality of Medical Information") and the Balanced Budget Act of 1997 expanded the penalties for health care fraud, including broader provisions for the exclusion of providers from the Medicaid program. We have established policies and procedures that we believe are sufficient to ensure that our facilities will operate in substantial compliance with these anti-fraud and abuse requirements. While we believe that our business practices are consistent with Medicaid criteria, those criteria are often vague and subject to change and interpretation. Aggressive anti-fraud actions, however, could have an adverse effect on our financial position, results of operations or cash flows.

OVERBUILDING IN THE ASSISTED LIVING INDUSTRY.

     We believe that many assisted living markets have been overbuilt. Regulation and other barriers to entry into the assisted living industry are not substantial. The effects of such overbuilding include (a) significantly longer fill-up periods, (b) pressure to lower or refrain from increasing rates, (c) competition for workers in already tight labor markets and (d) lower margins until excess units are absorbed. We believe that each local market is different, and we are and will continue to react in a variety of ways to the specific competitive environment that exists in each market. There can be no assurance that we will be able to compete effectively in those markets where overbuilding exists, or that future overbuilding in other markets where we operate residences will not adversely affect our operations.

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

OUR PROPERTIES ARE GEOGRAPHICALLY CONCENTRATED AND WE DEPEND ON THE ECONOMIES OF THE SPECIFIC AREAS IN WHICH WE OPERATE OUR PROPERTIES.

     We depend significantly on the economies of Texas, Indiana, Oregon, Ohio and Washington. As of March 31, 2001, 21.6% of our properties were in Texas, 11.4% in Indiana, 10.3% in Oregon, 9.7% in Ohio and 8.6% in Washington. Adverse changes in general economic factors affecting the respective health care industries or laws and regulatory environment in any of these states could have a material adverse effect on our financial condition and results of operations.

WE DEPEND ON REIMBURSEMENT BY THIRD-PARTY PAYORS.

     Although revenues at a majority of our residences come primarily from private payors, a portion of our revenues depend upon reimbursements from third-party government payors, including state Medicaid waiver programs. For the years ended December 31, 1998, 1999 and 2000 and the three months ended March 31, 2000 and March 31, 2001, direct payments received from Medicaid funded programs accounted for approximately 10.7%, 10.4%, 11.1%, 10.6% and 12.1% respectively, of our revenue. Also, our tenant-paid portion of Medicaid revenue accounted for approximately 5.8%, 5.9%, 6.2%, 6.0% and 7.2% respectively, of our revenue during the years ended December 31, 1998, 1999 and 2000 and the three months ended March 31, 2000 and March 31, 2001. We expect that state Medicaid waiver programs will continue to constitute a significant source of our revenue in the future. Furthermore, we cannot guarantee that our proportionate percentage of revenue received from Medicaid waiver programs will not increase. There are continuing efforts by governmental, particularly in the state of Oregon, and private third-party payors to contain or reduce the costs of health care by lowering reimbursement rates, increasing case management review of services and negotiating reduced contract pricing. Also, there has been, and our management expects that there will continue to be, additional proposals attempting to reduce the federal and some state budget deficits by limiting Medicaid reimbursement in general, particularly in Oregon. Adoption of any of these proposals at either the federal or the state level could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

     The following table sets forth the sources of our revenue for states where we participate in Medicaid programs. The portion of revenues received from state Medicaid agencies are labeled as "Medicaid State Paid Portion" while the portion of our revenues that a Medicaid-eligible resident must pay out of his or her own resources is labeled "Medicaid Tenant Paid Portion."

                                         MARCH 31, 2000                   MARCH 31, 2001
                                  -----------------------------    -----------------------------
                                       MEDICAID         PRIVATE         MEDICAID         PRIVATE
                                  ------------------    -------    ------------------    -------
                                   STATE     TENANT     TENANT      STATE     TENANT     TENANT
                                   PAID       PAID       PAID       PAID       PAID       PAID
                                  PORTION    PORTION    PORTION    PORTION    PORTION    PORTION
                                  -------    -------    -------    -------    -------    -------
Oregon..........................   26.7%      15.1%      58.2%      29.4%      17.8%      52.8%
Washington......................   26.2%      13.6%      60.2%      29.8%      17.8%      52.4%
Idaho...........................    2.0%       0.6%      97.4%      10.6%      13.3%      76.1%
Arizona.........................    9.4%       6.6%      84.0%      13.7%      10.7%      75.6%
New Jersey......................   15.5%       7.6%      76.9%      16.7%       9.3%      74.0%
Texas...........................   13.2%       8.2%      78.6%      15.2%       8.2%      76.6%
Nebraska........................    7.5%       4.0%      88.5%       8.5%       5.5%      86.0%

     Although we manage the mix of private paying tenants and Medicaid paying tenants residing in our facilities, any significant increase in our Medicaid population could have an adverse effect on our financial position, results of operations or cash flows, particularly if the states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates.

CONFIDENTIALITY OF MEDICAL INFORMATION.

     In 1996, the HIPAA law created comprehensive new requirements regarding the confidentiality of medical information that is or has been electronically transmitted or maintained. Under the 1996 law,

Congress required the Department of Health and Human Services to promulgate regulations. The requirements set forth in the regulations are extensive and may require us to significantly change the way we maintain and transmit healthcare information for our residents.

     Healthcare providers must take "reasonable steps" to ensure that the provider, as well as the provider's business partners, comply with the law's requirements. Therefore, we may be required to ensure that the other entities with which we do business are also in compliance with these laws. HIPAA also created certain consumer rights with which we may be required to comply, including a right of notice regarding our information practices, a right of access to inspect and copy such individual's protected medical information, and a right to receive an accounting of all disclosures made by us, with certain exceptions. Significant changes in these regulations have recently occurred but enforcement is not expected until April, 2003. The costs to comply with these final regulations could have an adverse effect on our financial position, results of operations, cash flows and prospects.

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

     For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect our future earnings and cash flows. We had variable rate debt of $27.2 million outstanding at March 31, 2001 with a weighted average interest rate of 3.8%. Assuming that our balance of variable rate debt remains constant at $27.2 million, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in cash flows, of $272,000. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in cash flows, of $272,000.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Arbitration of Insurance Coverage Dispute

     In September 2000, we reached an agreement to settle the class action litigation relating to the restatement of our financial statements for the years ended December 31, 1996 and 1997 and the first three fiscal quarters of 1998. This agreement received final court approval on November 30, 2000 and we were dismissed from the litigation with prejudice. Although we have been dismissed from the litigation with prejudice, an outstanding dispute regarding coverage exists with our corporate liability insurance carriers and us. We have agreed with our insurance carriers to resolve this dispute through binding arbitration. To the extent that the carriers are successful, they have agreed that their recovery will not exceed $4.0 million. The carriers further agreed that payment of any such amount awarded will not be due in any event until 90 days after we have satisfied our obligations to the plaintiffs in the class action, with any such amount to be subordinated to new or refinancing of existing obligations. We believe that we have strong defenses regarding this dispute and consequently have not recorded a liability in relation to this matter.

     Although we believe we have strong defenses regarding our dispute with the insurance carriers, we cannot predict the outcome of this arbitration and currently are unable to evaluate the likelihood of success or the range of possible loss. However, if such arbitration were determined adversely to us, such a determination could have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.

  Other Litigation

     In addition to the matter referred to above, we are involved in various lawsuits and claims arising in the normal course of business. In the aggregate, such other suits and claims should not have a material adverse effect on our financial condition, results of operations, cash flow and liquidity. However, if these matters were determined adversely to us, such a determination could have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

        EXHIBIT
        NUMBER
        -------
          12       Ratio of Earnings to Fixed Charges

(b) Reports on Form 8-K.

     We filed a report on Form 8-K on February 12, 2001 pursuant to Item 5 of Form 8-K stating the Company's resolution of its litigation with the Indiana State Department of Health, and the results of its annual meeting of stockholders held in New York, New York on January 16, 2001.

     We filed a report on Form 8-K on March 9, 2001 pursuant to Item 5 of Form 8-K stating the Company established a $45.0 million secured credit line with Heller Healthcare Finance, Inc.

     We filed a report on Form 8-K on March 23, 2001 pursuant to Item 5 of Form 8-K stating the Company had engaged Jefferies & Company, Inc. as a financial advisor to explore restructuring the company's obligations to both its convertible debenture holders and the lessors of certain under-performing leases.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ASSISTED LIVING CONCEPTS, INC.
                                          Registrant

May 15, 2001                              By:      /s/ DREW Q. MILLER
                                            ------------------------------------
                                            Name: Drew Q. Miller
                                            Title: Senior Vice President, Chief
                                               Financial Officer and Treasurer

May 15, 2001                              By:   /s/ M. CATHERINE MALONEY
                                            ------------------------------------
                                            Name: M. Catherine Maloney
                                            Title: Vice President and Chief
                                               Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
  12       Ratio of Earnings to Fixed Charges