Form 10-Q
period 2001-06-30
ASSISTED LIVING CONCEPTS INC
filed 2001-08-09
CIK 929994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20459

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                 to                  .

Commission file number 1-83938

ASSISTED LIVING CONCEPTS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	93-1148702 (IRS Employer Identification No.)

11835 NE Glenn Widing Drive, Building E

Portland, Oregon 97220
(Address of principle executive offices)

(503) 252-6233

(Registrant’s telephone number, including area code)

     Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrants was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

      The Registrant had 17,120,745 shares of common stock, $.01 par value, outstanding at August 6, 2001.

ASSISTED LIVING CONCEPTS, INC.

FORM 10-Q

June 30, 2001

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ASSISTED LIVING CONCEPTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

ASSETS

	December 31,	June 30,
	2000	2001

		(unaudited)

Current assets:

Cash, cash equivalents and cash held for tenant security deposits	$9,889	$5,679

Accounts receivable, net of allowance for doubtful accounts of $1,399 and $353, respectively	2,448	2,207

Prepaid insurance	1,765	1,094

Prepaid expenses	1,042	485

Other current assets	2,729	3,121

Total current assets	17,873	12,586

Restricted cash	6,466	8,474

Property and equipment, net	298,744	294,669

Goodwill, net	4,785	4,639

Other assets, net	8,590	11,030

Total assets	$336,458	$331,398

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$2,708	$1,525

Accrued real estate taxes	4,835	3,969

Accrued interest expense	1,937	2,013

Accrued payroll expense	4,017	4,379

Other accrued expenses	4,855	3,775

Bridge loan payable	4,000	—

Litigation settlement payable	7,765	3,256

Tenant security deposits	2,484	2,453

Insurance premium obligation	—	1,228

Other current liabilities	565	421

Current portion of long-term debt and capital lease obligation	1,690	11,827

Total current liabilities	34,856	34,846

Other liabilities	6,059	5,751

Long-term debt and capital lease obligation, net of current portion	70,407	74,474

Convertible subordinated debentures	161,250	161,250

Total liabilities	272,572	276,321

Commitments and contingencies

Shareholders’ equity:

Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—

Common Stock, $.01 par value; 80,000,000 shares authorized; issued and outstanding 17,120,745 shares in 2000 and 2001	171	171

Additional paid-in capital	144,212	144,212

Accumulated deficit	(80,497)	(89,306)

Total shareholders’ equity	63,886	55,077

Total liabilities and shareholders’ equity	$336,458	$331,398

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

Revenue	$34,146	$37,371	$67,278	$74,248

Operating expenses:

Residence operating expenses	22,305	24,891	44,987	50,449

Corporate general and administrative	5,066	4,440	9,114	8,708

Building rentals	3,685	4,151	7,330	8,322

Building rentals to related party	317	—	634	—

Depreciation and amortization	2,339	2,571	4,751	5,123

Debt and lease restructure costs	—	1,063	—	1,366

Total operating expenses	33,712	37,116	66,816	73,968

Operating income	434	255	462	280

Other income (expense):

Interest expense	(4,090)	(4,905)	(8,118)	(9,307)

Interest income	180	139	389	287

Gain (loss) on sale and disposal of assets	13	(52)	13	(88)

Loss on sale of marketable securities	(368)	—	(368)	—

Other income (expense), net	10	(48)	10	19

Total other expense	(4,255)	(4,866)	(8,074)	(9,089)

Net loss	$(3,821)	$(4,611)	$(7,612)	$(8,809)

Basic and diluted net loss per common share	$(0.22)	$(0.27)	$(0.44)	$(0.51)

Basic and diluted weighted average common shares outstanding	17,121	17,121	17,121	17,121

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2000	2001

Operating Activities:

Net loss	$(7,612)	$(8,809)

Adjustment to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	4,751	5,123

Provision for doubtful accounts	291	(21)

Loss on sale of marketable securities	368	—

Compensation expense on issuance of consultant options	8	—

Loss on disposal of assets	(13)	88

Changes in assets and liabilities:

Accounts receivable	(267)	262

Prepaid expenses	(95)	1,228

Other current assets	387	(444)

Other assets	889	694

Accounts payable	(462)	(1,183)

Accrued expenses	(915)	(1,211)

Insurance premium obligation	—	1,228

Other current liabilities	240	(4,981)

Other liabilities	18	(308)

Net cash used in operating activities	(2,412)	(8,334)

Investing Activities:

Restricted cash	(941)	(2,008)

Sale of investment securities	1,632	—

Purchases of property and equipment	(1,679)	(938)

Net cash used in investing activities	(988)	(2,946)

Financing Activities:

Proceeds from long-term debt	—	14,777

Payments on long-term debt and capital lease obligation	(328)	(573)

Payments on bridge loan payable	—	(4,000)

Debt issuance costs	—	(3,134)

Net cash (used in) provided by financing activities	(328)	7,070

Net decrease in cash, cash equivalents and cash held for tenant security deposits	(3,728)	(4,210)

Cash, cash equivalents and cash held for tenant security deposits, beginning of period	7,606	9,889

Cash, cash equivalents and cash held for tenant security deposits, end of period	$3,878	$5,679

Supplemental disclosure of cash flow information:

Cash payments for interest	$7,500	$7,819

Decrease in construction payable and property and equipment	$(794)	$—

Reclassification of other current and other liabilities to current and non-current long-term debt and capital lease obligation	$—	$550

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

  1. The Company

      Assisted Living Concepts, Inc., a Nevada Corporation, (the “Company”) owns, leases and operates assisted living residences which provide housing to older persons who need help with the activities of daily living, such as bathing and dressing. The Company provides personal care and support services and makes available routine health care services, as permitted by applicable law, designed to meet the needs of its residents.

  Basis of Presentation and Principles of Consolidation

      These consolidated financial statements have been prepared without being audited, as allowed by the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries that own, lease and operate assisted living residences. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

      The financial information included in these financial statements contain all adjustments (which consist of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the quarterly periods. The results of operations for the three and six month periods ended June 30, 2001 do not necessarily indicate the results that are expected for the full year.

  Reclassifications

      Certain reclassifications have been made in the prior period’s financial statements to conform to the current period’s presentation. Such reclassifications had no effect on previously reported net loss or total shareholders’ equity.

  2. Debt and Lease Restructure Costs

      Debt and lease restructure costs include legal, financial advisory and other professional fees related to the potential restructuring of the Company’s under-performing loans and leases, and convertible debentures maturing in 2002 and 2003. Since the Company does not expect to raise any new capital as a result of such restructuring, these amounts are expensed as incurred in the accompanying financial statements. Costs were $1.1 million and $1.4 million for the three and six months ended June 30, 2001, respectively.

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

  3. Cash, Cash Equivalents and Cash Held for Tenant Security Deposits

      The Company’s cash, cash equivalents and cash held for tenant security deposits consist of the following (in thousands):

	December 31,	June 30,
	2000	2001

Cash	$2,863	$2,097

Cash equivalents	4,581	1,169

Cash held for tenant security deposits	2,445	2,413

Total cash, cash equivalents and cash held for tenant security deposits	$9,889	$5,679

      Cash held for tenant security deposits is a general unrestricted asset of the Company.

  4. Restricted Cash

      Restricted cash consists of the following (in thousands):

	December 31,	June 30,
	2000	2001

Cash held for loan agreements with U.S. Bank National Association (“U.S. Bank”)	$4,354	$4,418

Cash held in accordance with lease agreements	1,001	1,022

Workers’ compensation deposits	1,072	2,994

State regulated restricted tenant security deposits	39	40

Total restricted cash	$6,466	$8,474

  5. Property and Equipment

      The Company’s property and equipment, stated at cost, consists of the following (in thousands):

	December 31,	June 30,
	2000	2001

Land and improvements	$21,378	$21,383

Buildings and improvements	287,178	287,251

Equipment	7,149	7,385

Furniture	8,638	8,679

Total property and equipment	324,343	324,698

Less accumulated depreciation	25,599	30,029

Property and equipment, net	$298,744	$294,669

  6. Insurance Premium Obligation

      During the six months ended June 30, 2001, the Company entered into several short-term agreements to finance its annual insurance premiums. These are nine month agreements and bear interest at annual fixed rates of approximately 8% to 9%.

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

  7. Long-Term Debt

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

  Heller Financing

      On March 2, 2001, the Company entered into an agreement with Heller Healthcare Finance, Inc. (“Heller”) for a line of credit facility up to $45.0 million. This line was scheduled to mature on August 31, 2002 and would have been secured by up to 32 properties.

      As of June 27, 2001, the Company amended its line of credit facility with Heller, reducing the aggregate line of credit available from $45.0 million to $20.0 million. This amended line bears an interest rate of 3.85% over the three-month LIBOR rate floating monthly and requires monthly interest-only payments until maturity. The amended line is secured by 26 properties. The maturity date for the amended line is September 28, 2001; accordingly, the outstanding balance is included in current portion of long-term debt in the accompanying financial statements. If the Company or any of the borrower subsidiaries is not subject to Chapter 11 of the U.S. Bankruptcy Code before such date, the borrower subsidiaries may extend the maturity date to the earlier of May 31, 2002, or the earliest date on which the Company or any of the borrower subsidiaries is subject to such a petition. Fees incurred to date, including commitment fees, funding fees, closing fees and professional fees associated with the establishment of this line of credit and amendment were $2.9 million. The balance outstanding on this line is $10.1 million at June 30, 2001 ($12.2 million at August 6, 2001).

      As amended, the facility may be used to pay trade payables, certain professional fees relating to its debt and lease restructuring, closing costs and other anticipated costs, and to fund an interest reserve and tenant deposit account. As amended, the line of credit facility may no longer be used to fund interest payments on the Company’s convertible debentures, to repurchase leased facilities or debentures, or to fund future payments in connection with the Company’s class action litigation settlement. While the line remains outstanding, the Company has agreed that it will not sell or grant mortgages on all but one of its remaining unencumbered properties, unless the net proceeds are used to repurchase the Company’s convertible debentures or otherwise reduce its indebtedness (if approved by Heller).

      The line of credit is guaranteed by the Company; however, as amended, the filing of a petition under Chapter 11 of the U.S. Bankruptcy Code by the Company no longer triggers an event of default under the loan agreement.

  Housing and Urban Development (“HUD”) Insured Financing

      On June 14, 2001, the Company entered into two loan agreements for $1.8 million and $2.7 million with Red Mortgage Capital, Inc. (“Red Mortgage”) for long-term HUD insured financing. Each loan is secured by a property in Texas, each loan matures on July 1, 2036 and together require monthly principal and interest payments of $31,000. Each of these loans bears a fixed annual interest rate of 7.40%. Of the $4.5 million in proceeds, $4.0 million was used to pay off bridge financing provided by Red Mortgage, $200,000 was used for loan closing costs, $190,000 was used to pay down the Heller line of credit and the remaining proceeds were used to fund escrow accounts.

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

      On July 19, 2001, the Company entered into a $3.0 million loan agreement with Red Mortgage for long-term HUD insured financing. This loan is secured by one property in Texas, matures on July 1, 2036 and requires monthly principal and interest payments of $20,000. This loan bears a fixed annual interest rate of 7.55%. $2.8 million of the proceeds were used to pay down the Heller line of credit and the remaining proceeds were used for loan closing fees and to fund escrow accounts.

  U.S. Bank Loan Amendment

      On March 12, 2001, in exchange for a waiver of U.S. Bank’s right to declare an event of default for the Company’s failure to comply with certain financial covenants as of December 31, 2000 and March 31, 2001, and for the modification of certain financial covenants, the Company agreed to maintain minimum cash balances of $11.0 million at the end of each fiscal quarter, except for the fiscal quarter ending June 30, 2001 which has a required minimum balance of $8.0 million. The amendment also requires the Company to deposit $500,000 in cash collateral with U.S. Bank in the event certain regulatory actions are commenced with respect to the properties securing its obligations to U.S. Bank. U.S. Bank is required to release such deposits upon satisfactory resolution of the regulatory action. As of the date of this filing, no such additional deposits have been required. Failure to comply with any covenant constitutes an event of default, which will allow U.S. Bank (at its discretion) to declare any amounts outstanding under the loan documents to be due and payable.

      In May, 2001, the Company received a waiver of U.S. Bank’s right to declare an event of default for the Company’s failure to meet the March 31, 2001 cash balance requirements set forth in the March 12, 2001 U.S. Bank loan amendment.

      Additionally, in August, 2001, the Company received a waiver of U.S. Bank’s right to declare an event of default for the Company’s failure to meet the June 30, 2001 cash balance requirements and other financial ratios set forth in the amended U.S. Bank loan agreement. There can be no assurance that the Company will be able to meet these requirements as of the end of future quarters or that U.S. Bank will grant waivers of any such future failure to meet these requirements.

      Many of the Company’s debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations. Accordingly, if enforced, the Company could experience a material adverse effect on its financial condition.

  8. Litigation

  Arbitration of Insurance Coverage Dispute

      In September, 2000, the Company reached an agreement to settle the class action litigation relating to the restatement of its consolidated financial statements for the years ended December 31, 1996 and 1997 and the first three fiscal quarters of 1998. This agreement received final court approval on November 30, 2000 and the Company was dismissed from the litigation with prejudice. Although the Company has been dismissed from the litigation with prejudice, an outstanding dispute regarding coverage exists with the Company’s corporate liability insurance carriers. The Company and the insurance carriers agreed to resolve this dispute through binding arbitration. To the extent that the carriers are successful, they have agreed that their recovery is not to exceed $4.0 million. The carriers further agreed that payment of any such amount awarded or agreed to will not be due in any event until 90 days after the Company has satisfied its obligations to the plaintiffs in the class action, with any such amount to be subordinated to new or refinancing of existing obligations. The Company believes it has strong defenses regarding this dispute and consequently has not recorded a liability in relation to this matter.

      Although the Company believes it has strong defenses regarding its dispute with the insurance carriers, the Company cannot predict the outcome of this arbitration and currently is unable to evaluate the likelihood

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

of success or the range of possible loss. However, if such arbitration were determined adversely to the Company, such a determination could have a material adverse effect on its financial condition, results of operations, cash flow and liquidity.

  Other Litigation

      In addition to the matter referred to above, the Company is involved in various lawsuits and claims arising in the normal course of business. In the aggregate, settlement of such suits and claims should not have a material adverse effect on the Company’s financial condition, results of operations, cash flow and liquidity.

  9. Liquidity

      The Company will have to pay all outstanding balances under the Heller line of credit maturing on September 28, 2001 (which the borrower subsidiaries may extend, if the Company or any borrower subsidiaries is not subject to Chapter 11 of the U.S. Bankruptcy Code before such date, to the earlier of May 31, 2002 or the date on which the Company or any of the borrower subsidiaries is subject to Chapter 11) and $161.3 million in principal amount of convertible debentures maturing in November 2002 and May 2003. The Company does not have sufficient liquidity to pay these amounts as they mature and is currently exploring various refinancing and restructuring alternatives. The Company has 38 unencumbered residences, 37 of which are subject to negative covenants not to encumber them unless the net proceeds are used to repurchase the Company’s convertible debentures or otherwise reduce its indebtedness (if approved by Heller). If the Company makes its final payment on the litigation payable on October 23, 2001, the Company will have 8 additional unencumbered residences, none of which will be subject to negative covenants.

      The Company has retained a financial advisor to explore possible restructuring options with respect to its convertible debentures. The Company’s financial advisors and the financial advisors of an unofficial committee (the “Committee”) of the holders of 64% in principal amount of the Company’s two series of convertible debentures (collectively, the “Debentures”) worked together from March, 2001 to July, 2001, negotiating restructuring options with respect to the Debentures. On July 2, 2001, the Company announced that the Committee had not accepted a proposal concerning a restructuring of the Debentures that the Company made to the Committee’s advisors on April 12, 2001, nor had the Committee reached a consensus on any counteroffer. A confidentiality agreement and agreement to restrict trading of securities, dated May 24, 2001 (the “Confidentiality Agreement”), between the Company and the individual Committee members, expired June 30, 2001. The Company had entered into the Confidentiality Agreement to facilitate negotiations with the Debenture holders concerning a restructure.

      The Company has continued its negotiations with certain members of the original Committee. The Company believes that such negotiations will lead to a consensual restructuring of the Debentures which will result in a significant reduction in principal amount of the Debentures and a substantial dilution, or elimination of, the Company’s existing common stock ownership. The Company is also in negotiations with lenders and lessors of certain of the Company’s loans and leases associated with under-performing properties. If the Company reaches an agreement with the Debenture holders, it is anticipated that the restructuring will be implemented through a “prenegotiated” plan of reorganization under Chapter 11 of the United States Bankruptcy Code through which certain under-performing leases may be rejected and certain under-performing properties subject to mortgages may be conveyed in full satisfaction of the indebtedness due. However, no agreement is currently in place and there can be no assurance that the Company will reach an agreement with the Debenture holders, lenders and lessors on a consensual restructuring of these obligations.

      If the Company is unable to implement a prenegotiated plan, it will likely seek protection under Chapter 11 of the United States Bankruptcy Code. If it does so, no event of default will be triggered under the Heller line of credit, as amended.

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

      In either event, the Company expects to incur substantial costs for financial advisory, legal, accounting and lender fees that are currently estimated to exceed $6.0 million.

10. Subsequent Events

  HUD Insured Financing

      On July 19, 2001, the Company borrowed $3.0 million under a loan agreement with Red Mortgage for long-term HUD insured financing (Note 7).

   Amendment of Shareholder Rights Agreement

      On July 26, 2001, the Company modified and amended its Rights Agreement by and between it and American Stock Transfer and Trust Company, dated June 12, 1997, as previously modified and amended on November 8, 2000 (the “Rights Agreement”), by changing the expiration date from June 12, 2007 to July 26, 2001. As a result of this action, the preferred share purchase rights granted under the Rights Agreement also expired on July 26, 2001.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      References in this section to “ALC,” the “Company,” “us” or “we” refer to Assisted Living Concepts, Inc. and its wholly-owned subsidiaries.

Overview

      We operate, own and lease free-standing assisted living residences. These residences are primarily located in small middle-market rural and suburban communities with a population typically ranging from 10,000 to 40,000. We provide personal care and support services, and make available routine nursing services (as permitted by applicable law) designed to meet the personal and health care needs of our residents. As of June 30, 2001, we had operations in 16 states.

      We experienced significant and rapid growth between 1994 and 1998, primarily through the development of assisted living residences and, to a lesser extent, through the acquisition of assisted living residences, opening our last twenty residences in 1999. At the closing of our initial public offering in November 1994, we had an operating base of five leased residences (137 units) located in Oregon. As of June 30, 2001, we operated 185 residences (7,149 units), of which we owned 115 residences (4,515 units) and leased 70 residences (2,634 units).

      We derive our revenues primarily from resident fees for room, board and care. Resident fees typically are paid monthly by residents, their families, state Medicaid agencies or other third parties. Resident fees include revenue derived from a multi-tiered rate structure, which varies based on the level of care provided. Resident fees are recognized as revenues when services are provided. Our operating expenses include:

•	residence operating expenses, such as staff payroll, food, property taxes, utilities, insurance and other direct residence operating expenses;

•	general and administrative expenses consisting of regional management and corporate support functions such as legal, accounting and other administrative expenses;

•	building rentals;

•	depreciation and amortization; and

•	debt and lease restructure costs.

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

      Although we manage the mix of private paying tenants and Medicaid paying tenants residing in our facilities, any significant increase in our Medicaid population could have an adverse effect on our financial position, results of operations or cash flows, particularly if states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates. See “Risk Factors — We Depend on Reimbursement by Third-Party Payors.”

Results of Operations

      The following table sets forth, for the periods presented, results of operations (in millions), operating expenses as a percentage of revenue, the number of total residences and units operated, average occupancy and rental rates and the sources of our revenue. The portion of revenues received from state Medicaid agencies are labeled as “Medicaid state paid portion” while the portion of our revenues that a Medicaid-eligible resident must pay out of his or her own resources is labeled “Medicaid resident paid portion.”

	Three Months Ended June 30,				Three Months
					Ended
				Percentage	June 30,
			Increase/	Increase/
	2000	2001	Decrease	Decrease	2000	2001

	(in millions, except percentages)				(as percentage of
					revenue)

Revenue	$34.1	$37.4	$3.3	9.7%	100.0%	100.0%

Operating expenses:

Residence operating expenses	22.3	24.9	2.6	11.7	65.4	66.6

Corporate general and administrative	5.1	4.4	(0.7)	(13.7)	15.0	11.8

Building rentals	4.0	4.1	0.1	3.0	11.7	11.2

Depreciation and amortization	2.3	2.6	0.3	13.0	6.7	7.0

Debt and lease restructure costs	—	1.1	1.1	100.0	—	2.9

Total operating expenses	33.7	37.1	3.4	10.1	98.8	99.5

Operating income	0.4	0.3	(0.1)	0.3	1.2	0.5

Other income (expense):

Interest expense	(4.1)	(4.9)	(0.8)	(19.5)	(12.0)	(13.1)

Interest income	0.2	0.1	(0.1)	0.4	0.6	0.3

Gain (loss) on sale and disposal of assets	—	(0.1)	(0.1)	(100.0)	—	(0.3)

Loss on sale of marketable securities	(0.4)	—	0.4	100.0	(1.2)	—

Other income (expense), net	.1	—	(0.1)	(100.0)	(1.2)	—

Total other expense	(4.3)	(4.9)	0.6	14.0	(12.6)	(13.1)

Net loss	$(3.8)	$(4.6)	$(0.8)	(20.5)%	(11.4)%	(12.6)%

Other Data:

Residences operated (end of period)	185	185

Units operated (end of period)	7,148	7,149

Average occupancy rate (based on occupied units)	79.8%	83.9%

End of period occupancy rate (based on occupied units)	82.2%	84.2%

Average monthly rental rate	$1,965	$2,056

Sources of revenue:

Medicaid state paid portion	10.6%	12.7%

Medicaid resident paid portion	5.9	6.6

Private resident paid portion	83.5	80.7

Total	100.0%	100.0%

Three months ended June 30, 2001 compared to three months ended June 30, 2000:

      We incurred a net loss of $4.6 million, or $0.27 per basic and diluted common share, on revenue of $37.4 million for the three months ended June 30, 2001 (the “June 2001 Quarter”) as compared to a net loss of $3.8 million or $0.22 per basic and diluted common share, on revenues of $34.1 million for the three months ended June 30, 2000 (the “June 2000 Quarter”).

      Revenues. Revenues were $37.4 million for the June 2001 Quarter as compared to $34.1 million for the June 2000 Quarter, a net increase of $3.3 million. The increase in revenue was attributable to a combination of an increase in average occupancy to 83.9% and average monthly rental rate to $2,056 for the June 2001 Quarter as compared to average occupancy of 79.8% and average monthly rental rate of $1,965 for June 2000 Quarter.

      Residence Operating Expenses. Residence operating expenses were $24.9 million for the June 2001 Quarter as compared to $22.3 million for the June 2000 Quarter, a net increase of $2.6 million.

      The principal elements of the increase in operating expenses include:

•	$2.2 million related to an increase in payroll costs as a result of increases in occupancy, wages and benefits;

•	$300,000 related to a 13% increase in utility costs;

•	$400,000 related to an increase in kitchen expense as a result of increases in occupancy, and

•	$500,000 related to increases in professional and property liability insurance premiums and deductibles or retentions.

      These increases were offset by the following decreases:

•	a decrease of $600,000 in property tax expense as a result of changes in assessments and related estimates; and

•	a decrease of $300,000 in bad debt expense due to more timely collection of aged accounts receivables.

      Corporate, General and Administrative. Corporate, general and administrative expenses were $4.4 million for the June 2001 Quarter compared to $5.1 million for the June 2000 Quarter, decrease of approximately $700,000.

      The principal elements of the decrease include:

•	$500,000 related to legal fees associated with the class action litigation incurred during the June 2000 Quarter;

•	$50,000 decrease in travel and entertainment expenses; and

•	$150,000 decrease in payroll and related expenses.

      Building Rentals. Building rentals were $4.2 million for the June 2001 Quarter as compared to $4.0 million for the June 2000 Quarter, an increase of $200,000. The increase was due to annual rent escalators.

      Depreciation and Amortization. Depreciation and amortization expense was $2.6 million in the June 2001 Quarter as compared to $2.3 million in the June 2000 Quarter. The increase is due to depreciation expense related to the equipment acquired to support our communications infrastructure.

      Debt and Lease Restructure Costs. Debt and lease restructure costs were $1.1 million for the June 2001 Quarter. These are professional fees, including legal and financial advisory fees, related to the potential restructuring of our under-performing loans and leases, and our convertible debentures maturing in 2002 and 2003. Since we do not expect to raise any new capital as a result of such restructuring, these amounts are expensed as incurred in the accompanying financial statements.

      Interest Expense. Interest expense was $4.9 million for the June 2001 Quarter compared to $4.1 million for the June 2000 Quarter, an increase of $800,000. The increase was related to interest incurred on our $4.0 million bridge loan entered into in November 2000, interest costs associated with our draws of $10.3 million on the Heller line of credit and the related amortization of financing fees associated with this line which was entered into in March 2001.

      Interest Income. Interest income was $139,000 for the June 2001 Quarter compared to $180,000 for the June 2000 Quarter, a decrease of $41,000. This decrease is the result of decreased balances in cash and cash equivalents.

      Net Loss. As a result of the above, we incurred a net loss of $4.6 million or $0.27 per basic and diluted common share for the June 2001 Quarter, compared to a net loss of $3.8 million, or $0.22 per basic and diluted common share, for the June 2000 Quarter.

Six months ended June 30, 2001 compared to six months ended June 30, 2000:

      The following table sets forth, for the periods presented, results of operations (in millions), operating expenses as a percentage of revenue, the number of total residences and units operated, average occupancy and rental rates and the sources of our revenue. The portion of revenues received from state Medicaid agencies are labeled as “Medicaid state paid portion” while the portion of our revenues that a Medicaid-eligible resident must pay out of his or her own resources is labeled “Medicaid resident paid portion.”

					Six Months
					Ended
	Six Months Ended June 30,				June 30,

				Percentage
			Increase/	Increase/
	2000	2001	(Decrease)	Decrease	2000	2001

	(in millions, except percentages)				(as percentage of
					revenue)

Revenue	$67.3	$74.2	$6.9	10.3%	100.0%	100.0%

Operating expenses:

Residence operating expenses	45.0	50.4	5.4	12.0	66.9	67.9

Corporate general and administrative	9.1	8.7	(0.4)	(4.4)	13.5	11.7

Building rentals	8.0	8.3	0.3	3.8	11.9	11.2

Depreciation and amortization	4.8	5.1	0.3	6.3	7.1	6.9

Debt and lease restructure costs	—	1.4	1.4	100.0	—	1.9

Total operating expenses	66.9	73.9	7.0	10.5	99.4	99.6

Operating income	0.4	0.3	(0.1)	(25.0)	0.6	0.4

Other income (expense):

Interest expense	(8.1)	(9.3)	(1.2)	(14.8)	(12.0)	(12.5)

Interest income	0.4	0.3	(0.1)	(25.0)	0.6	0.4

Gain (loss) on sale and disposal of assets	—	(0.1)	(0.1)	(100.0)	—	(0.1)

Loss on sale of marketable securities	(0.4)	—	0.4	100.0	(0.6)	—

Other income (expense), net	0.1	—	(0.1)	(100.0)	(0.6)	—

Total other expense	(8.0)	(9.1)	1.1	(12.3)	(12.0)	(12.3)

Net loss	$(7.6)	$(8.8)	$(1.1)	(14.3)%	(11.4)%	(11.9)%

Other Data:

Residences operated (end of period)	185	185

Units operated (end of period)	7,148	7,149

Average occupancy rate (based on occupied units)	79.2%	83.6%

End of period occupancy rate (based on occupied units)	82.2%	84.2%

Average monthly rental rate	$1,959	$2,048

Sources of revenue:

Medicaid state paid portion	10.8%	12.3%

Medicaid resident paid portion	6.1	6.8

Private resident paid portion	83.1	80.7

Total	100.0%	100.0%

      We incurred a net loss of $8.8 million, or $0.51 per basic and diluted common share, on revenue of $74.2 million for the six months ended June 30, 2001 (the “June 2001 YTD Period”) as compared to a net loss of $7.6 million or $0.44 per basic and diluted common share, on revenues of $67.3 million for the six months ended June 30, 2000 (the “June 2000 YTD Period”).

      Revenues. Revenues were $74.2 million for the June 2001 YTD Period as compared to $67.3 million for the June 2000 YTD Period, a net increase of $6.9 million. The increase in revenue was attributable to a combination of an increase in average occupancy to 83.6% and average monthly rental rate to $2,048 for the June 2001 YTD Period as compared to average occupancy of 79.2% and average monthly rental rate of $1,959 for June 2000 YTD Period.

      Residence Operating Expenses. Residence operating expenses were $50.4 million for the June 2001 YTD Period as compared to $45.0 million for the June 2000 YTD Period, a net increase of $5.4 million.

      The principal elements of the increase in operating expenses include:

•	$4.1 million related to an increase in payroll costs as a result of increases in occupancy, wages and benefits;

•	$700,000 related to a 17% increase in utility costs;

•	$150,000 related to increased hiring expenses;

•	$500,000 related to an increase in kitchen expense as a result of increases in occupancy; and

•	$950,000 related to increases in professional and property liability insurance premiums and deductibles or retentions.

      These increases were offset by the following decreases:

•	decrease of $700,000 in property tax expense as a result of changes in assessments and related estimates; and

•	decrease in bad debt of $300,000 due to more timely collection of aged receivables.

      Corporate, General and Administrative. Corporate, general and administrative expenses were $8.7 million for the June 2001 YTD Period compared to $9.1 million for the June 2000 YTD Period, decrease of approximately $400,000.

      The principal elements of the decrease include:

•	$350,000 of legal and accounting fees associated with the class action litigation incurred during the June 2000 YTD Period;

•	$200,000 related to decrease in director and officer insurance premium for the 2001 renewal period; and

•	$150,000 related to decreased payroll expenses.

      The decrease was offset by increases in corporate, general and administrative expense of:

•	$130,000 as a result of implementation of communication infrastructure and decrease in dial-up related charges; and

•	$160,000 related to hiring and retention consulting.

      Building Rentals. Building rentals were $8.3 million for the June 2001 YTD Period as compared to $8.0 million for the June 2000 YTD period, an increase of $300,000. The increase was due to annual rent escalators and to a retroactive rent increase of $145,000 paid to one lessor during the March 2001 Quarter.

      Depreciation and Amortization. Depreciation and amortization expense was $5.1 million in the June 2001 YTD Period as compared to $4.8 million in the June 2000 YTD Period, an increase of $300,000. The increase is due to depreciation expense related to the equipment acquired to support our communications infrastructure.

      Debt and Lease Restructure Costs. Debt and lease restructure costs were $1.4 million for the June 2001 YTD Period. These are professional fees, including legal and financial advisory fees, related to the potential restructuring of our under-performing loans and leases, and our convertible debentures maturing in 2002 and 2003. Since we do not expect to raise any new capital as a result of such restructuring, these amounts are expensed as incurred in the accompanying financial statements.

      Interest Expense. Interest expense was $9.3 million for the June 2001 YTD Period compared to $8.1 million for the June 2000 YTD Period, an increase of $1.2 million. The increase was related to interest incurred on our $4.0 million bridge loan entered into in November 2000, interest costs associated with our draws of $10.3 million on the Heller line of credit and the related amortization of financing fees associated with this line which was entered into in March 2001.

      Interest Income. Interest income was $287,000 for the June 2001 YTD Period compared to $389,000 for the June 2000 YTD Period, a decrease of $102,000. This decrease is the result of decreased balances in cash and cash equivalents.

      Net Loss. As a result of the above, we incurred a net loss of $8.8 million or $0.51 per basic and diluted common share for the June 2001 YTD Period, compared to a net loss of $7.6 million, or $0.44 per basic and diluted common share, for the June 2000 YTD Period.

Liquidity and Capital Resources

      At June 30, 2001, we had a working capital deficit of $22.3 million (including current portion of litigation settlement payable of $3.3 million and Heller line of credit of $10.1 million) and unrestricted cash, cash equivalents and cash held for tenant security deposits of $5.7 million.

      Net cash used in operating activities was $8.3 million during the six months ended June 30, 2001. The primary uses were reductions of $1.2 million in accrued liabilities, $1.2 million in accounts payable and $5.0 million in other current liabilities consisting primarily of payments of $4.5 million on our class action litigation settlement payable. These uses were offset by an increase of $1.2 million in prepaid expenses.

      Net cash used in investing activities was $2.9 million during the six months ended June 30, 2001. The primary use was an increase of $2.0 million in restricted cash related to workers’ compensation deposits required by our insurance carrier. Funds will be withdrawn from this account as 2001 workers’ compensation claims are incurred and paid.

      Net cash provided by financing activities was $7.1 million during the six months ended June 30, 2001. We received proceeds of $4.5 million in connection with long-term HUD insured financing secured by two Texas properties and $10.3 million in draws on our Heller line of credit during the six months ended June 30, 2001. Costs associated with the closing of the HUD insured financings and the establishment of the Heller line of credit were $200,000 and $2.9 million, respectively. Of the $4.5 million in proceeds we received from the HUD insured financing, $4.0 million was used to pay off our $4.0 million bridge loan payable, $200,000 was used for HUD insured loan closing costs, $190,000 was used to pay down the Heller line of credit and the remaining proceeds were used to fund escrow accounts. Principal payments on long term debt and capital lease obligations were $573,000 for the six months ended June 30, 2001.

      On March 12, 2001, in exchange for a waiver of U.S. Bank’s right to declare an event of default for our failure to comply with certain financial covenants as of December 31, 2000 and March 31, 2001, and for the modification of certain financial covenants, we agreed to maintain minimum cash balances of $11.0 million at the end of each fiscal quarter, except for the fiscal quarter ending June 30, 2001, which had a required minimum balance of $8.0 million. The amendment also requires us to deposit $500,000 in cash collateral with U.S. Bank in the event certain regulatory actions are commenced with respect to the properties securing our obligations to U.S. Bank. U.S. Bank is required to release such deposits upon satisfactory resolution of the regulatory action.

      In May, 2001, we received a waiver of U.S. Bank’s right to declare an event of default for our failure to meet the March 31, 2001 cash balance requirements set forth in the March 12, 2001 U.S. Bank loan amendment.

      Additionally, in August, 2001, we received a waiver of U.S. Bank’s right to declare an event of default for our failure to meet the June 30, 2001 cash balance requirements and other financial ratios set forth in the amended U.S. Bank loan agreement. There can be no assurance that we will be able to meet these requirements as of the end of future quarters or that U.S. Bank will grant waivers of any such future failure to meet these requirements.

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

      On March 2, 2001, we entered into an agreement with Heller Healthcare Finance, Inc. (“Heller”) for a line of credit facility up to $45.0 million. This line was scheduled to mature on August 31, 2002 and would have been secured by up to 32 properties.

      As of June 27, 2001, we amended the line of credit facility with Heller, reducing the aggregate line of credit available from $45.0 million to $20.0 million. This amended line bears an interest rate of 3.85% over the three-month LIBOR rate floating monthly and requires monthly interest-only payments until maturity. The amended line is secured by 26 properties. The maturity date for the amended line is September 28, 2001; accordingly, the outstanding balance is included in current portion of long-term debt in the accompanying financial statements. If the Company or any of our borrower subsidiaries is not subject to Chapter 11 of the U.S. Bankruptcy Code before such date, the borrower subsidiaries may extend the maturity date to the earlier of May 31, 2002, or the earliest date on which the Company or any of our borrower subsidiaries files such a petition. Fees incurred to date, including commitment fees, funding fees, closing fees and professional fees associated with the establishment of this line of credit and amendment were $2.9 million. The balance outstanding on this line is $10.1 million at June 30, 2001 ($12.2 million at August 6, 2001).

      On June 14, 2001, we entered into two loan agreements for $1.8 million and $2.7 million with Red Mortgage Capital, Inc. (“Red Mortgage”) for long-term HUD insured financing. Each loan is secured by a property in Texas, each loan matures on July 1, 2036 and together require monthly principal and interest payments of $31,000. Each loan bears a fixed annual interest rate of 7.40%.

      We made four payments of $2.3 million each towards our class action litigation settlement on October 23, 2000, January 23, 2001, April 23, 2001 and July 23, 2001, and on May 31, 2001 we made our $4.7 million semi-annual interest payment on our convertible subordinated debentures. We are obligated to pay the remaining $1.0 million related to the litigation settlement on October 23, 2001. Eight properties currently secure our class action litigation settlement payable which will become unencumbered upon final payment on October 23, 2001. Additionally, our next $4.7 million semi-annual interest payment on our convertible subordinated debentures is due on November 1, 2001. If our corporate liability insurance carriers were to prevail in the pending coverage dispute, now subject to binding arbitration, we could also be required to pay our insurance carriers up to $4.0 million in damages (see Part II, Item 1 of this report).

      Approximately $27.2 million of our indebtedness was secured by letters of credit as of June 30, 2001 which in some cases have termination dates prior to the maturity of the underlying debt. As such letters of credit expire, beginning in 2003, we will need to obtain replacement letters of credit, post cash collateral or refinance the underlying debt. There can be no assurance that we will be able to procure replacement letters of credit from the same or other lending institutions on terms that are acceptable to us. In the event that we are unable to obtain a replacement letter of credit or provide alternate collateral prior to the expiration of any of these letters of credit, we would be in default on the underlying debt.

      We will have to pay all outstanding balances under the Heller line of credit maturing on September 28, 2001 (which the borrower subsidiaries may extend if we or any borrower subsidiary is not subject to Chapter 11 of the U.S. Bankruptcy Code before such date to the earlier of May 31, 2002 or the date on which we or any borrower subsidiary is subject to Chapter 11) and $161.3 million in principal amount of convertible debentures maturing in November 2002 and May 2003. We do not have sufficient liquidity to pay these amounts as they mature and are currently exploring various refinancing and restructuring alternatives. We have 38 unencumbered residences, 37 of which are subject to negative covenants not to encumber them unless the net proceeds are used to repurchase our convertible debentures or otherwise reduce our indebtedness (if approved by Heller). If we make our final payment on the litigation payable on October 23, 2001, we will have 8 additional unencumbered residences, none of which will be subject to negative covenants.

      We have retained a financial advisor to explore possible restructuring options with respect to our convertible debentures. Our financial advisors and the financial advisors of an unofficial committee (the “Committee”) of the holders of 64% in principal amount of the Company’s two series of convertible debentures (collectively, the “Debentures”) have worked together from March, 2001 to July, 2001, negotiating restructuring options with respect to our Debentures. On July 2, 2001, we announced that the Committee had not accepted a proposal concerning a restructuring of the Debentures that we had made to the Committee’s advisors on April 12, 2001, nor had the Committee reached a consensus on any counteroffer. A confidentiality agreement and agreement to restrict trading of securities, dated May 24, 2001 (the “Confidentiality Agreement”), between us and the individual Committee members, expired June 30, 2001. We had entered into the Confidentiality Agreement to facilitate negotiations with the Debenture holders concerning a restructure.

      We have continued our negotiations with certain members of the original Committee. We believe that such negotiations will lead to a consensual restructuring of the Debentures which will result in a significant reduction in principal amount of our Debentures and a substantial dilution, or elimination of, our existing common stock ownership. We are also in negotiations with lenders and lessors of certain of our loans and leases associated with under-performing properties. If we reach an agreement with the Debenture holders, it is anticipated that the restructuring would be implemented through a “prenegotiated” plan of reorganization under Chapter 11 of the United States Bankruptcy Code through which certain under-performing leases may be rejected and certain properties subject to under-performing mortgages may be conveyed in full satisfaction of the indebtedness due. However, no agreement is currently in place and there can be no assurance that we will reach an agreement with the Debenture holders, lenders and lessors on a consensual restructuring of these obligations.

      If we are unable to implement a prenegotiated plan, we will likely seek protection under Chapter 11 of the United States Bankruptcy Code. If we do so, no event of default will be triggered under the Heller line of credit, as amended.

      In either event, we expect to incur substantial costs for financial advisory, legal, accounting and lender fees that are currently estimated to exceed $6.0 million.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), “Business Combinations” and “Goodwill and Other Intangible Assets.” FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations initiated after June 30, 2001.

      Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001. The Company will adopt FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position.

RISK FACTORS

      Set forth below are the risks that we believe are material. This report on Form 10-Q, including the risks discussed below, contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be affected by risks and uncertainties, including without limitation (i) our ability to control costs and improve operating margins, (ii) the degree to which our future operating results and financial condition will be affected by litigation described in this report, (iii) the possibility that we will experience a decrease in occupancy in our residences, which would adversely affect residence revenues and operating margins, (iv) our ability to operate our residences in compliance with evolving regulatory requirements (v) the degree to which our future operating results and financial condition may be affected by a reduction in Medicaid reimbursement rates, and (vi) the possibility that we will not be able to restructure our $161.3 million of convertible debentures due in November 2002 and May 2003, in which event we are likely to seek protection under Chapter 11 of the United States Bankruptcy Code. In light of such risks and uncertainties, our actual results could differ materially from such forward-looking statements. Except as may be required by law, we do not undertake any obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

We Will Need to Restructure Our Obligations and are Considering a Prenegotiated Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code.

      We will have to pay all outstanding balances under the Heller line of credit maturing on September 28, 2001 (which the borrower subsidiaries may extend, if we or any of the borrower subsidiaries is not subject to Chapter 11 of the U.S. Bankruptcy Code before such date, to the earlier of May 31, 2002 or the date on which we or any borrower subsidiary is subject to Chapter 11) and $161.3 million in principal amount of convertible debentures maturing in November 2002 and May 2003. We do not have sufficient liquidity to pay these amounts as they mature and are currently exploring various refinancing and restructuring alternatives. We have 38 unencumbered residences, 37 of which are subject to negative covenants not to encumber them unless the net proceeds are used to repurchase our convertible debentures or otherwise reduce our indebtedness (if approved by Heller). If we make our final payment on the litigation payable on October 23, 2001, we will have 8 additional unencumbered residences, none of which will be subject to negative covenants.

      We have retained a financial advisor to explore possible restructuring options with respect to our convertible debentures. Our financial advisors and the financial advisors of an unofficial committee (the “Committee”) of the holders of 64% in principal amount of our two series of convertible debentures (collectively, the “Debentures”) worked together from March, 2001 to July, 2001, negotiating restructuring options with respect to our Debentures. On July 2, 2001, we announced that the Committee had not accepted the proposal concerning a restructuring of the Debentures that we had made to the Committee’s advisors on April 12, 2001, nor had the Committee reached a consensus on any counteroffer. A confidentiality agreement and agreement to restrict trading of securities, dated May 24, 2001 (the “Confidentiality Agreement”), between us and the individual Committee members, expired June 30, 2001. We had entered into the Confidentiality Agreement to facilitate negotiations with the Debenture holders concerning a restructure.

      We have continued our negotiations with certain members of the original Committee. We believe that such negotiations will lead to a consensual restructuring of the Debentures which will result in a significant reduction in principal amount of our Debentures and a substantial dilution, or elimination of, our existing common stock ownership. We are also in negotiations with lenders and lessors of certain of our loans and leases associated with under-performing properties. If we reach an agreement with the Debenture holders, it is anticipated that the restructuring will be implemented through a “prenegotiated” plan of reorganization under Chapter 11 of the United States Bankruptcy Code through which certain under-performing leases may be rejected and certain properties subject to under-performing mortgages may be conveyed in full satisfaction of the indebtedness due. However, no agreement is currently in place and there can be no assurance that we will reach an agreement with the convertible debenture holders, lenders and lessors on a consensual restructuring of these obligations.

      If we are unable to implement a prenegotiated plan, we will likely seek protection under Chapter 11 of the United States Bankruptcy Code.

      In either event, we expect to incur substantial costs for financial advisory, legal, accounting and lender fees that are currently estimated to exceed $6.0 million.

We Are Highly Leveraged; Our Loan and Lease Agreements Contain Financial Covenants.

      We are highly leveraged. We had total indebtedness, including short term portion, of $250.8 million as of June 30, 2001. In addition, we had shareholders’ equity of $55.1 million as of June 30, 2001. The degree to which we are leveraged could have important consequences, including:

•	making it more difficult to satisfy our debt or lease obligations;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on our debt and leases, thereby reducing the availability of such cash flow to fund working capital, capital expenditures or other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business or industry; and

•	placing us at a competitive disadvantage to less leveraged competitors.

      Several of our debt instruments and leases contain financial covenants, including debt-to-cash flow and net worth tests. On March 12, 2001, in exchange for a waiver of U.S. Bank’s right to declare an event of default for our failure to comply with certain financial covenants as of December 31, 2000 and March 31, 2001, and for the modification of certain financial covenants, we agreed to maintain minimum cash balances of $11.0 million at the end of each fiscal quarter, except for the fiscal quarter ending June 30, 2001 which has a required minimum balance of $8.0 million. The amendment also requires us to deposit $500,000 in cash collateral with U.S. Bank in the event certain regulatory actions are commenced with respect to the properties securing our obligations to U.S. Bank. U.S. Bank is required to release such deposits upon satisfactory resolution of the regulatory action. As of the date of this filing, no such additional deposits have been required.

      In May, 2001, we received a waiver of U.S. Bank’s right to declare an event of default for our failure to meet the quarterly cash balance requirements set forth in the March 12, 2001 U.S. Bank loan amendment.

      Additionally, in August, 2001, we received a waiver of U.S. Bank’s right to declare an event of default for our failure to meet the quarterly cash balance requirements and other financial covenants set forth in the amended U.S. Bank loan agreements.

      Failure to comply with any covenant constitutes an event of default, which will allow U.S. Bank (at its discretion) to declare any amounts outstanding under the loan documents to be due and payable. We cannot provide assurance that we will comply in the future with the modified financial covenants included in the agreement, or with the financial covenants set forth in our other debt agreements and leases. If we fail to comply with one or more of the U.S. Bank covenants or any other debt or lease covenants (after giving effect to any applicable cure period), the lender or lessor may declare us in default of the underlying obligation and exercise any available remedies, which may include:

•	in the case of debt, declaring the entire amount of the debt immediately due and payable;

•	foreclosing on any residences or other collateral securing the obligation; and

•	in the case of a lease, terminating the lease and suing for damages.

      Many of our debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations. Accordingly, if enforced, we could experience a material adverse effect on our financial condition.

We Have Incurred Significant Increases in Utility Costs Related to Increases in Utility Rates During the Three and Six Months Ended June 30, 2001 and Are Advised That We Should Anticipate Substantial Future Increases.

      During the three and six months ended June 30, 2001 we experienced significant increases in utility rates, and have been advised that we should anticipate substantial increases in the future which could have a material adverse effect on our financial condition, results of operations or cash flows. We may attempt to add utility surcharges to our rental rates; however, there can be no assurance that we will be successful in doing so or that such surcharges will be high enough to cover rate increases we may incur. See Part I, Item 2 of this report.

Possible American Stock Exchange Delisting.

      Our common stock currently is listed on the AMEX under the symbol “ALF,” our 5.625% Debentures currently are listed on AMEX under the symbol “ALS5E03” and our 6.0% Debentures currently are listed on AMEX under the symbol “ALS6K02.” AMEX has notified us that we have fallen below certain of AMEX’s continued listing guidelines and that it is reviewing our listing eligibility. In particular, we have incurred losses from continued operations for each of our past six fiscal years ending December 31, 2000, and last two fiscal quarters ending June 30, 2001, and the price per share of our common stock as quoted on AMEX recently has been below the minimum bid price of $1.00 per share. We have provided AMEX with additional information and have been involved in ongoing discussions with AMEX in connection with its review of our listing eligibility. While AMEX has decided not to delist us at this time, they will continue to review our listing status.

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

We May Incur Significant Costs and Liability as a Result of Litigation.

  Arbitration of Insurance Coverage Dispute

      In September 2000, we reached an agreement to settle the class action litigation relating to the restatement of our financial statements for the years ended December 31, 1996 and 1997 and the first three fiscal quarters of 1998. This agreement received final court approval on November 30, 2000, and we were dismissed from the litigation with prejudice. Although we have been dismissed from the litigation with prejudice, an outstanding dispute regarding coverage exists with our corporate liability insurance carriers and us. We have agreed with our insurance carriers to resolve this dispute through binding arbitration. To the extent that the carriers are successful, they have agreed that their recovery will not exceed $4.0 million. The carriers further agreed that payment of any such amount awarded will not be due in any event until 90 days after we have satisfied our obligations to the plaintiffs in the class action, with any such amount to be subordinated to new or refinancing of existing obligations. We believe that we have strong defenses regarding this dispute and consequently have not recorded a liability in relation to this matter.

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

  Other Litigation

      In addition to the matter referred above, we are involved in various lawsuits and claims arising in the normal course of business. In the aggregate, settlement of such suits and claims should not have a material adverse effect on our financial condition, results of operations, cash flow and liquidity. However, if these matters were determined adversely to us, such a determination could have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.

We Are Subject to Significant Government Regulation.

      The operation of assisted living facilities and the provision of health care services are subject to federal laws, and state and local licensure, certification and inspection laws that regulate, among other matters:

•	the number of licensed residences and units per residence;

•	the provision of services;

•	equipment;

•	staffing, including professional licensing and criminal background checks;

•	operating policies and procedures;

•	fire prevention measures;

•	environmental matters;

•	resident characteristics;

•	physical design and compliance with building and safety codes;

•	confidentiality of medical information;

•	safe working conditions;

•	family leave; and

•	disposal of medical waste.

      Our cost to comply with these regulations is significant. In addition, it could adversely affect our financial condition or results of operations if a court or regulatory tribunal were to determine that we had failed to comply with any of these laws or regulations. Because these laws and regulations are amended from time to time we cannot predict when and to what extent liability may arise. See “Confidentiality of Medical Information,” “Restrictions Imposed by Laws Benefiting Disabled Persons” and “Medical Waste.”

      In the ordinary course of our business, we receive and have received notices of deficiencies for failure to comply with various regulatory requirements. We review such notices and, in most cases, we will agree with the regulator upon the steps to be taken to bring the facility into compliance with regulatory requirements. From time to time, we may dispute the matter and sometimes will seek a hearing if we do not agree with the regulator. In some cases or upon repeat violations, the regulator may take one or more adverse actions against a facility. These adverse actions can include:

•	the imposition of fines — we paid $16,000 and $8,800, respectively, in the aggregate for the year ended December 31, 2000 and the six months ended June 30, 2001;

•	temporary stop placement of admission of new residents, or imposition of other conditions to admission of new residents to the facility — four residences (two in Washington and two in Idaho) in 2000, two continued into 2001, one of which is still in stop placement as of this date;

•	termination of a facility’s Medicaid contract;

•	conversion of license to provisional status; and

•	suspension or revocation of a facility’s license, which in both 2000 and 2001 included one residence in Washington against which the state has commenced license revocation procedures. This matter is still pending at the time of this filing.

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

      State and federal governments are devoting increasing attention and resources to anti-fraud initiatives against health care providers. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) (see “Confidentiality of Medical Information”) and the Balanced Budget Act of 1997 expanded the penalties for health care fraud, including broader provisions for the exclusion of providers from the Medicaid program. We have established policies and procedures that we believe are sufficient to ensure that our facilities will operate in substantial compliance with these anti-fraud and abuse requirements. While we believe that our business practices are consistent with Medicaid criteria, those criteria are often vague and subject to change and interpretation. Aggressive anti-fraud actions, however, could have an adverse effect on our financial position, results of operations or cash flows.

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

Our Properties Are Geographically Concentrated and We Depend on the Economies of the Specific Areas in Which We Operate Our Properties.

      We depend significantly on the economies of Texas, Indiana, Oregon, Ohio and Washington. As of June 30, 2001, 21.6% of our properties were in Texas, 11.4% in Indiana, 10.3% in Oregon, 9.7% in Ohio and 8.6% in Washington. Adverse changes in general economic factors affecting the respective health care industries or laws and regulatory environment in any of these states could have a material adverse effect on our financial condition and results of operations.

We Depend on Reimbursement by Third-Party Payors.

      Although revenues at a majority of our residences come primarily from private payors, a portion of our revenues depend upon reimbursements from third-party government payors, including state Medicaid waiver programs. For the years ended December 31, 1998, 1999 and 2000 and the six months ended June 30, 2000 and June 30, 2001, direct payments received from Medicaid funded programs accounted for approximately 10.7%, 10.4%, 11.1%, 10.7% and 12.3% respectively, of our revenue. Also, our tenant-paid portion of Medicaid revenue accounted for approximately 5.8%, 5.9%, 6.2%, 6.0% and 6.8% respectively, of our revenue during the years ended December 31, 1998, 1999 and 2000 and the six months ended June 30, 2000 and June 30, 2001. We expect that state Medicaid waiver programs will continue to constitute a significant source of our revenue in the future. Furthermore, we cannot guarantee that our proportionate percentage of revenue received from Medicaid waiver programs will not increase. There are continuing efforts by governmental and private third-party payors to contain or reduce the costs of health care by lowering reimbursement rates, increasing case management review of services and negotiating reduced contract pricing. Also, there has been, and our management expects that there will continue to be, additional proposals attempting to reduce the federal and some state budget deficits by limiting Medicaid reimbursement in general. Adoption of any of these proposals could have a material adverse effect on our business, financial condition, results of operations and prospects. The State of Oregon recently proposed a substantial reduction in Medicaid funding which was ultimately not adopted.

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

      The following table sets forth the sources of our revenue for states where we participate in Medicaid programs. The portion of revenues received from state Medicaid agencies are labeled as “Medicaid State Paid Portion” while the portion of our revenues that a Medicaid-eligible resident must pay out of his or her own resources is labeled “Medicaid Tenant Paid Portion.”

	Six Months Ended June 30, 2000			Six Months Ended June 30, 2001

	Medicaid		Private	Medicaid		Private

	State	Tenant	Tenant	State	Tenant	Tenant
	Paid	Paid	Paid	Paid	Paid	Paid
	Portion	Portion	Portion	Portion	Portion	Portion

Oregon	27.8%	15.4%	56.8%	28.7%	16.6%	54.7%

Washington	26.6%	13.9%	59.5%	30.0%	17.1%	52.9%

Idaho	5.0%	1.5%	93.5%	15.8%	10.7%	73.5%

Arizona	9.6%	6.7%	83.7%	14.6%	12.5%	72.9%

New Jersey	15.1%	7.6%	77.3%	19.5%	6.3%	74.2%

Texas	12.9%	8.2%	78.9%	15.3%	7.9%	76.8%

Nebraska	8.0%	4.1%	87.9%	9.1%	5.5%	85.4%

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

      Healthcare providers must take “reasonable steps” to ensure that the provider, as well as the provider’s business partners, comply with the law’s requirements. Therefore, we may be required to ensure that the other entities with which we do business are also in compliance with these laws. HIPAA also created certain consumer rights with which we may be required to comply, including a right of notice regarding our information practices, a right of access to inspect and copy such individual’s protected medical information, and a right to receive an accounting of all disclosures made by us, with certain exceptions. Significant changes in these regulations have recently occurred but enforcement is not expected until April, 2003. The costs to comply with these final regulations could have an adverse effect on our financial position, results of operations, cash flows and prospects.

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

We Could Incur Significant Costs Related to Environmental Remediation or Compliance.

      We are subject to various federal, state and local environmental laws, ordinances and regulations. Some of these laws, ordinances and regulations hold a current or previous owner, lessee or operator of real property liable for the cost of removal or remediation of some hazardous or toxic substances that could be located on, in or under such property. These laws and regulations often impose liability whether or not we knew of, or were responsible for, the presence of the hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial. Furthermore, there is no limit to our liability under such laws and regulations. As a result, our liability could exceed our property’s value and aggregate assets. The presence of these substances or failure to remediate these substances properly may also adversely affect our ability to sell or lease the property, or to borrow using our property as collateral.

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

      For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect our future earnings and cash flows. We had variable rate debt of $37.3 million outstanding at June 30, 2001 with a weighted average interest rate of 4.9%. Assuming that our balance of variable rate debt remains constant at $37.3 million, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in cash flows, of $373,000. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in cash flows, of $373,000.

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

PART II — OTHER INFORMATION

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

  Other Litigation

      In addition to the matter referred to above, we are involved in various lawsuits and claims arising in the normal course of business. In the aggregate, settlement of such suits and claims should not have a material adverse effect on our financial condition, results of operations, cash flow and liquidity. However, if these matters were determined adversely to us, such a determination could have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.

Item 6. Exhibits and Reports on Form 8-K

      (a)  The following documents are filed as part of this report:

Exhibit
Number

4.1	Amendment to Rights Agreement
10.1	First Amendment to Loan Documents, as of June 27, 2001, between ALC Ohio, Inc., ALC Pennsylvania, Inc., ALC Iowa, Inc., ALC Nebraska, Inc., ALC New Jersey, Inc., ALC Indiana, Inc., Assisted Living Concepts, Inc. and Heller Healthcare Finance, Inc.
12	Ratio of Earnings to Fixed Charges

      (b)  Reports on Form 8-K.

      On April 27, 2001, we filed a report on Form 8-K announcing that we entered into discussions with our convertible debenture holders and major lessors and that we planned to defer our May 1, 2001 interest payment on our convertible debentures.

      On May 25, 2001, we filed a report on Form 8-K announcing that we made our interest payment on our convertible debentures and that we entered into confidentiality and standstill agreements with certain debenture holders.

      On July 2, 2001, we filed a report on Form 8-K announcing the June 30, 2001 expiration of a confidentiality and trading agreement with the debenture holder committee; disclosing confidential information provided to the committee members; and no agreement had been reached on debenture restructuring.

SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSISTED LIVING CONCEPTS, INC.
Registrant

August 8, 2001

By:	/s/ DREW Q. MILLER

Name: Drew Q. Miller

Title:	Senior Vice President,

Chief Financial Officer and Treasurer

August 8, 2001

By:	/s/ M. CATHERINE MALONEY

Name: M. Catherine Maloney

Title:	Vice President and

Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number

4.1	Amendment to Rights Agreement
10.1	First Amendment to Loan Documents, as of June 27, 2001, between ALC Ohio, Inc., ALC Pennsylvania, Inc., ALC Iowa, Inc., ALC Nebraska, Inc., ALC New Jersey, Inc., ALC Indiana, Inc., Assisted Living Concepts, Inc. and Heller Healthcare Finance, Inc.
12	Ratio of Earnings to Fixed Charges