Form 10-Q
period 2001-09-30
ASSISTED LIVING CONCEPTS INC
filed 2001-11-09
CIK 929994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20459

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 1-83938

Assisted Living Concepts, Inc.

(Exact name of registrant as specified in its charter)

Nevada	93-1148702
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11835 NE Glenn Widing Drive, Building E

Portland, Oregon 97220
(Address of principle executive offices)

(503) 252-6233

(Registrant’s telephone number, including area code)

     Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrants was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑           No  ☐

      The Registrant had 17,120,745 shares of common stock, $.01 par value, outstanding at November 7, 2001.

Explanatory Note: Chapter 11 Reorganization

      On October 1, 2001 Assisted Living Concepts, Inc. (the “Company”) and its wholly owned subsidiary Carriage House Assisted Living, Inc. (“Carriage House”) filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in Wilmington (the “Court”). The Company reached an agreement (the “Plan Support Agreement”) for a financial reorganization with the holders (the “Debenture Holders”) of $75,857,000 million aggregate principal amount (out of a total of $161,250,000 million aggregate principal amount outstanding, or approximately 47%) of its two series of convertible subordinated debentures (collectively, the “Debentures”) that will be implemented through a prenegotiated plan of reorganization (the “Prenegotiated Plan”).

      Pursuant to the Plan Support Agreement, upon the effective date of the Prenegotiated Plan, (1) the Debentures and certain other unsecured debt of the Company will be exchanged for (a) $40.25 million aggregate principal amount of seven-year secured notes (the “New Senior Secured Notes”), bearing interest at 10% per annum, payable semi-annually in arrears, (b) $15.25 million aggregate principal amount of ten-year secured notes (the “New Junior Secured Notes” and collectively with the New Senior Secured Notes, the “New Notes”), bearing interest payable in additional New Junior Secured Notes for three years at 8% per annum and thereafter payable in cash at 12% per annum payable semi-annually in arrears, and (c) 96% of the common stock of the reorganized Company, and (2) existing holders of the Company’s common stock will exchange their stock for 4% of the common stock of the reorganized Company.

      The New Senior Secured Notes will be secured by (1) all presently unencumbered real property owned by the Company and its subsidiaries, and (2) any additional real property owned by the Company and its subsidiaries that may become unencumbered on or before the effective date of the Prenegotiated Plan. The New Junior Secured Note will be secured by a junior lien on the same collateral securing the New Senior Secured Notes. If the aforementioned collateral has a fair market value of less than $75.0 million as determined using an agreed upon formula, then a junior security interest in the collateral securing the obligations of certain wholly-owned subsidiaries of the Company (the “Non-Debtor Heller Borrowers”) under an existing financing with Heller Healthcare Finance, Inc. (“Heller”), which was amended in connection with the Company’s voluntary petition under Chapter 11 of the U.S. Bankruptcy Code, will also be provided to meet this market value requirement. As part of the filing, and pursuant to the Plan Support Agreement, the Company expects its vendors and trade creditors to be paid in the ordinary course and to be unaffected by the bankruptcy filing. The Plan Support Agreement also requires the Debenture Holders to fully support the Prenegotiated Plan and binds the transferees of any Debenture Holders which executed the Plan Support Agreement to fully comply with the terms of the Plan Support Agreement.

      The implementation of the Prenegotiated Plan is dependent upon a number of conditions typical in restructures of this type including, among other things, final documentation satisfactory to the Debenture Holders, Court approval of the Prenegotiated Plan and related solicitation materials and the Company’s acquisition of debtor-in-possession financing and takeout financing upon the Company’s exit from bankruptcy. The Company obtained debtor-in-possession financing from Heller, which was approved by the Court by Interim Order on October 3, 2001 and Final Order on October 19, 2001. Among other things, the Final Order also approved the Company’s guaranty of the financing of the acquisition by Texas ALC Partners, L.P. (“Texas ALC”) of sixteen properties currently leased by Texas ALC from the current lessor thereunder, T and F Properties, L.P. (the “Meditrust Properties” and the acquisition by Texas ALC, the “Meditrust Acquisition”). The purchase of the Meditrust Properties was completed on October 24, 2001. See Item 1 Notes 7 and 9 to the Consolidated Financial Statements.

      On October 26, 2001, the Company and Carriage House filed a First Amended Plan of Reorganization and a First Amended Disclosure Statement, which amended the previous filings to account for developments in the bankruptcy cases from and after October 1, 2001 and to provide additional disclosure about certain treatment of claims against and interests in the debtors. The disclosure statement, which establishes the timetable and procedures regarding the Company’s solicitation of votes for the Prenegotiated Plan, was approved by the Court on October 30, 2001. Except as otherwise ordered by the Court, a party who deems it necessary to file a proof of claim must do so by November 15, 2001. A confirmation hearing has been

Explanatory Note: Chapter 11 Reorganization (Continued)

scheduled on December 5, 2001 and the Company and Carriage House expect the Prenegotiated Plan to be effective in early 2002. However, there can be no assurance the Prenegotiated Plan will become effective in early 2002, or at all. See Item 2 Management Discussion and Analysis — Risk Factors.

      The accompanying financial statements have been prepared under accounting principles generally accepted in the United States of America. Upon exit from bankruptcy, the Company will adopt fresh start accounting as defined in American Institute of Certified Public Accountants Statement of Position 90-7 (“SOP 90-7”). Fresh start accounting will be required because holders of existing voting shares immediately before the filing of Chapter 11 and Court approval are expected to receive less than 50% of the voting shares of the emerging entity and its reorganization value is expected to be less than its post-petition liabilities and allowed claims. The adoption of fresh start accounting will result in substantial changes to the Company’s future financial statements.

ASSISTED LIVING CONCEPTS, INC.

(Debtor-in-Possession)

FORM 10-Q

September 30, 2001

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

ASSISTED LIVING CONCEPTS, INC.

(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,	September 30,
	2000	2001

		(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and cash held for tenant security deposits	$9,889	$5,588
Accounts receivable, net of allowance for doubtful accounts of $1,399 and $217, respectively	2,448	2,370
Prepaid insurance	1,765	527
Prepaid expenses	1,042	610
Other current assets	2,729	4,295

Total current assets	17,873	13,390

Restricted cash	6,466	8,030
Property and equipment, net	298,744	292,752
Goodwill, net	4,785	4,565
Other assets, net	8,590	10,179

Total assets	$336,458	$328,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,708	$1,519
Accrued real estate taxes	4,835	4,843
Accrued interest expense	1,937	453
Accrued payroll expense	4,017	3,104
Other accrued expenses	4,855	4,063
Bridge loan payable	4,000	—
Litigation settlement payable	7,765	—
Tenant security deposits	2,484	2,470
Other current liabilities	565	519
Current portion of long-term debt and capital lease obligation	1,690	16,815

Total current liabilities	34,856	33,786

Other liabilities	6,059	5,596
Liabilities subject to compromise	—	165,320
Long-term debt and capital lease obligation, net of current portion	70,407	76,470
Convertible subordinated debentures	161,250	—

Total liabilities	272,572	281,172

Commitments and contingencies
Shareholders’ equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common Stock, $.01 par value; 80,000,000 shares authorized; issued and outstanding 17,120,745 shares in 2000 and 2001.	171	171
Additional paid-in capital	144,212	144,212
Accumulated deficit	(80,497)	(96,639)

Total shareholders’ equity	63,886	47,744

Total liabilities and shareholders’ equity	$336,458	$328,916

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

Revenue	$35,308	$38,009	$102,586	$112,257
Operating expenses:
Residence operating expenses	24,049	26,140	69,036	76,589
Corporate general and administrative	3,219	4,546	12,333	13,254
Building rentals	3,702	4,111	11,032	12,432
Building rentals to related party	318	—	952	—
Depreciation and amortization	2,598	2,546	7,349	7,670
Litigation settlement	10,020	—	10,020	—

Total operating expenses	43,906	37,343	110,722	109,945

Operating income (loss)	(8,598)	666	(8,136)	2,312

Other income (expense):
Interest expense	(4,128)	(5,303)	(12,246)	(14,610)
Interest income	187	95	576	382
Gain (loss) on sale and disposal of assets	—	—	13	(88)
Loss on sale of marketable securities	—	—	(368)	—
Other income (expense), net	94	14	104	33

Total other expense	(3,847)	(5,194)	(11,921)	(14,283)

Net loss before reorganization costs	(12,445)	(4,528)	(20,057)	(11,971)

Reorganization costs	—	2,805	—	4,171

Net loss	$(12,445)	$(7,333)	$(20,057)	$(16,142)

Basic and diluted net loss per common share	$(0.73)	$(0.43)	$(1.17)	$(0.94)

Basic and diluted weighted average common shares outstanding	17,121	17,121	17,121	17,121

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2000	2001

Operating Activities:
Net loss	$(20,057)	$(16,142)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,349	7,670
Amortization of deferred financing fees	1,222	2,712
Provision for doubtful accounts	408	(113)
Loss on sale of marketable securities	368	—
Loss (gain) on sale of assets	(13)	88
Compensation expense earned on issuance of consultant options	8	—
Changes in assets and liabilities:
Accounts receivable	(86)	191
Prepaid expenses	539	1,670
Other current assets	(1,051)	(1,618)
Other assets	3	(595)
Accounts payable	47	(1,189)
Accrued expenses	2,203	1,359
Other current liabilities	9,341	(8,295)
Non-current liabilities	916	(463)

Net cash (used in) provided by operating activities	1,197	(14,725)

Investing Activities:
Sale of investment securities	1,632	—
Restricted cash	1,014	(1,564)
Purchases of property and equipment	(2,104)	(1,494)

Net cash (used in) provided by investing activities	542	(3,058)

Financing Activities:
Proceeds from long-term debt	—	25,466
Payments on long-term debt and capital lease obligation	(1,112)	(4,278)
Payments on bridge loan payable	—	(4,000)
Debt issuance costs	—	(3,706)

Net cash (used in) provided by financing activities	(1,112)	13,482

Net decrease in cash, cash equivalents and cash held for tenant security deposits	627	(4,301)
Cash, cash equivalents and cash held for tenant security deposits, beginning of period	7,606	9,889

Cash, cash equivalents and cash held for tenant security deposits, end of period	$8,233	$5,588

Supplemental disclosure of cash flow information:
Cash payments for interest	$8,870	$9,641
Decrease in construction payable and property and equipment	$(794)	$—
Reclassification of other current and other liabilities to current and non-current long-term debt and capital lease obligation	$—	$550

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

(Debtor-in-Possession)

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

2.     Petition for Relief Under Chapter 11

      On October 1, 2001 the Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in Wilmington (the “Court”). The Company reached an agreement (the “Plan Support Agreement”) for a financial reorganization with the holders (the “Debenture Holders”) of $75,857,000 million aggregate principal amount (out of a total of $161,250,000 million aggregate principal amount outstanding, or approximately 47%) of its two series of convertible subordinated debentures (collectively, the “Debentures”) that will be implemented through a prenegotiated plan of reorganization (the “Prenegotiated Plan”).

      Pursuant to the Plan Support Agreement, upon the effective date of the Prenegotiated Plan, (1) the Debentures and certain other unsecured debt of the Company will be exchanged for (a) $40.25 million aggregate principal amount of seven-year secured notes (the “New Senior Secured Notes”), bearing interest at 10% per annum, payable semi-annually in arrears, (b) $15.25 million aggregate principal amount of ten-year secured notes (the “New Junior Secured Notes” and collectively with the New Senior Secured Notes, the “New Notes”), bearing interest payable in additional New Junior Secured Notes for three years at 8% per annum and thereafter payable in cash at 12% per annum payable semi-annually in arrears, and (c) 96% of the common stock of the reorganized Company, and (2) existing holders of the Company’s common stock will exchange their stock for 4% of the common stock of the reorganized Company.

      The New Senior Secured Notes will be secured by (1) all presently unencumbered real property owned by the Company and its subsidiaries, and (2) any additional real property owned by the Company and its subsidiaries that may become unencumbered on or before the effective date of the Prenegotiated Plan. The New Junior Secured Note will be secured by a junior lien on the same collateral securing the New Senior Secured Notes. If the aforementioned collateral has a fair market value of less than $75.0 million as determined using an agreed upon formula, then a junior security interest in the collateral securing the obligations of certain wholly-owned subsidiaries of the Company (the “Non-Debtor Heller Borrowers”) under an existing financing with Heller Healthcare Finance, Inc. (“Heller”), which was amended in connection with the Company’s voluntary petition under Chapter 11 of the U.S. Bankruptcy Code, will also be provided to meet this market value requirement. As part of the filing, and pursuant to the Plan Support Agreement, the Company expects its vendors and trade creditors to be paid in the ordinary course and to be unaffected by the bankruptcy filing. The Plan Support Agreement also requires the Debenture Holders to fully support the Prenegotiated Plan and binds the transferees of any Debenture Holders which executed the Plan Support Agreement to fully comply with the terms of the Plan Support Agreement.

      The implementation of the Prenegotiated Plan is dependent upon a number of conditions typical in restructures of this type including, among other things, final documentation satisfactory to the Debenture Holders, Court approval of the Prenegotiated Plan and related solicitation materials and the Company’s acquisition of debtor-in-possession financing and takeout financing upon the Company’s exit from bankruptcy. The Company obtained debtor-in-possession financing from Heller, which was approved by the Court by Interim Order on October 3, 2001 and Final Order on October 19, 2001. On October 26, 2001, the Company and Carriage House filed a First Amended Plan of Reorganization and a First Amended Disclosure

ASSISTED LIVING CONCEPTS, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Statement, which amended the previous filings to account for developments in the bankruptcy cases from and after October 1, 2001 and to provide additional disclosure about certain treatment of claims against and interests in the debtors. The Disclosure Statement, which establishes the timetable and procedures regarding the Company’s solicitation of votes for the Prenegotiated Plan, was approved by the Court on October 30, 2001. A confirmation hearing has been scheduled on December 5, 2001 and the Company and Carriage House expect the Prenegotiated Plan to be effective in early 2002. However, there can be no assurance the Prenegotiated Plan will become effective in early 2002, or at all. See Item 2 Risk Factors.

      Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Company continues business operations as Debtor-in-possession. These claims are reflected in the accompanying consolidated balance sheet as “liabilities subject to compromise.” Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed upon by parties in interest) of allowed claims for contingent liabilities and other disputed amounts. Claims secured by certain of the Company’s assets (“secured claims”) also are stayed, although the holders of such claims have the right to move the court for relief from the stay in order to foreclose. Secured claims are secured primarily by liens on the Company’s real property and equipment.

      The Company has received approval from the Court to pay certain of its prepetition obligations, including employee wages, benefits, refundable tenant deposits and vendor payables.

      The Company has incurred $2.8 million and $4.2 million in reorganization costs for the three and nine months ended September 30, 2001, respectively, and expects to incur additional reorganization costs of approximately $2.0 million. Reorganization costs include legal, financial advisory and other professional fees incurred in relation to the reorganization. Since the Company does not expect to raise any new capital as a result of such reorganization, these amounts are expensed as incurred in the accompanying financial statements.

Liabilities Subject to Compromise

      Liabilities subject to compromise primarily include the Debentures and related accrued interest and amounts payable under a previous employee’s separation agreement. These items are expected to be impacted by the Chapter 11 proceedings and have been separately identified on the accompanying consolidated financial statements.

3.     Basis of Presentation and Principles of Consolidation

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

      The financial information included in these financial statements contain all adjustments (which consist of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of

ASSISTED LIVING CONCEPTS, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

results for the quarterly periods. The results of operations for the three and nine month periods ended September 30, 2001 do not necessarily indicate the results that are expected for the full year.

      These consolidated financial statements have been prepared assuming the Company will continue as a going concern. Upon exit from bankruptcy, which is expected by management to be in early 2002, the Company will adopt fresh start accounting as defined in American Institute of Certified Public Accountants Statement of Position 90-7 (“SOP 90-7”). Fresh start accounting will be required because holders of existing voting shares immediately before the filing of Chapter 11 and Court approval are expected to receive less than 50% of the voting shares of the emerging entity and its reorganization value is expected to be less than its post-petition liabilities and allowed claims. The adoption of fresh start accounting will result in substantial changes to the Company’s future financial statements. There can be no assurance the Company will emerge from bankruptcy in early 2002, or at all. (See Note 2 and Item 2 Management Discussion and Analysis — Risk Factors).

Reclassifications

      Certain reclassifications have been made in the prior period’s consolidated financial statements to conform to the current period’s presentation. Such reclassifications had no effect on previously reported net loss or total shareholders’ equity.

4.     Cash, Cash Equivalents and Cash Held for Tenant Security Deposits

      The Company’s cash, cash equivalents and cash held for tenant security deposits consist of the following (in thousands):

	December 31,	September 30,
	2000	2001

Cash	$2,863	$2,028
Cash equivalents	4,581	1,130
Cash held for tenant security deposits	2,445	2,430

Total cash, cash equivalents and cash held for tenant security deposits	$9,889	$5,588

      Cash held for tenant security deposits is a general unrestricted asset of the Company.

5.     Restricted Cash

      Restricted cash consists of the following (in thousands):

	December 31,	September 30,
	2000	2001

Cash held for loan agreements with U.S. Bank National Association (“U.S. Bank”)	$4,354	$4,318
Cash held in accordance with lease agreements	1,001	922
Workers’ compensation deposits	1,072	2,750
State regulated restricted tenant security deposits	39	40

Total restricted cash	$6,466	$8,030

ASSISTED LIVING CONCEPTS, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

6.     Property and Equipment

      The Company’s property and equipment, stated at cost, consists of the following (in thousands):

	December 31,	September 30,
	2000	2001

Land and improvements	$21,378	$21,383
Buildings and improvements	287,178	287,574
Equipment	7,149	7,609
Furniture	8,638	8,687

Total property and equipment	324,343	325,253
Less accumulated depreciation	25,599	32,501

Property and equipment, net	$298,744	$292,752

7.     Long-Term Debt

Equipment Financing

      Effective February 22, 2001, the Company entered into a loan agreement to finance technology equipment in the amount of $550,000. The agreement required an initial payment of $150,000 (which has been paid) and monthly payments of $25,000 (principal and interest) until maturity on August 31, 2002. This loan bears an interest rate of 12.5% and is secured by the related technology equipment that the Company purchased during the year ended December 31, 2000.

Heller Financing

      On March 2, 2001, the Non-Debtor Heller Borrowers entered into an agreement with Heller Healthcare Finance, Inc. (“Heller”) for a line of credit facility up to $45.0 million (the “Existing Facility”), which was guaranteed by the Company. This line was scheduled to mature on August 31, 2002 and would have been secured by up to 32 properties. This line carried an interest rate of 3.85% over the three-month LIBOR rate floating monthly and required monthly interest-only payments until maturity.

      As of June 27, 2001, the Non-Debtor Heller Borrowers amended the Existing Facility, reducing the aggregate line of credit available from $45.0 million to $20.0 million. The Existing Facility was scheduled to mature on September 28, 2001, which maturity was extended to October 12, 2001 by Heller, and was secured by 26 properties.

      On October 3, 2001, the Company and Carriage House entered into a debtor-in-possession facility with Heller in an amount of up to $4.4 million (the “DIP Facility”). The DIP Facility was approved by the Court by Interim Order on October 3, 2001 and by Final Order on October 19, 2001. The DIP Facility supplements the Company and Carriage House’s cash position in order to ensure that all on-going working capital needs are met and is secured by eight properties of the Company and Carriage House and a pledge of certain intercompany notes and the stock of certain subsidiaries of the Company (collectively, the “DIP Collateral”). The DIP Facility matures upon the earlier of the Company’s emergence from bankruptcy or twelve months from the effective date of the DIP Facility. Principal is payable at maturity and interest is calculated at 5.0% over three month LIBOR, floating monthly, and payable monthly in arrears. As of October 31, 2001, the Company has drawn $1.0 million on this DIP Facility.

      Concurrent with the closing of the DIP Facility, the Company and the Non-Debtor Heller Borrowers entered into a further amendment of the Existing Facility (the “Second Amendment”), which amendment,

ASSISTED LIVING CONCEPTS, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

among other things, extends the maturity of the Existing Facility to be coterminous with the DIP Facility, amends the interest to be calculated at 5.0% over three month LIBOR, floating monthly, payable monthly in arrears, and permits the financing of the acquisition by Texas ALC Partners, L.P. (“Texas ALC”) of sixteen properties currently leased by Texas ALC from the current lessor thereunder, T and F Properties, L.P. (the “Meditrust Properties” and the acquisition by Texas ALC, the “Meditrust Acquisition”). The purchase of the Meditrust Properties was completed on October 24, 2001. The DIP Collateral and the collateral for the Existing Facility (including the Meditrust Properties when acquired) cross-collateralize both the DIP Facility and the Existing Facility, as amended. The extension of the Company guarantee was approved by the Court. Fees incurred to date, including commitment fees, funding fees, closing fees and professional fees associated with the establishment of the Heller credit facility are $3.8 million (of which $500,000 was paid in 2000). The balance outstanding under the Heller facilities is $39.5 million (including $1.0 million under the DIP Facility) at October 31, 2001.

      The DIP Facility may be refinanced through the Existing Facility, as amended by the second amendment in connection with the exit from bankruptcy (the “Exit Facility”). The principal amount of the Exit Facility will not exceed $44.0 million and will mature 36 months from the date on which the Company exits from bankruptcy. Principal will be payable monthly in a monthly amount of $50,000 for the first year, $65,000 for the second year and $80,000 for the last year of the Exit Facility term. Interest will be calculated at 4.5% over three month LIBOR, floating monthly (not to be less than 8%), and payable monthly in arrears. The Exit Facility is to be secured by 32 properties owned by the Non-Debtor Heller Borrowers. The Company will remain liable for the entire amount of the Exit Facility as a guarantor.

Housing and Urban Development (“HUD”) Insured Financing

      On June 14, 2001, the Company entered into two loan agreements for $1.8 million and $2.7 million, and on July 19, 2001, the Company entered into a loan agreement for $3.0 million, with Red Mortgage Capital, Inc. (“Red Mortgage”) for long-term HUD insured financing. Each loan is secured by a property in Texas and the loans mature between July 1, 2036 and August 1, 2036 and collectively require monthly principal and interest payments of $50,000. The loans bear fixed annual interest rates between 7.40% and 7.55%. Of the $7.5 million in proceeds, $4.0 million was used to pay off bridge financing provided by Red Mortgage, $350,000 was used for loan closing costs, $3.0 million was used to pay down the Heller line of credit and the remaining proceeds were used to fund escrow accounts.

U.S. Bank Loan Amendment

      On March 12, 2001, in exchange for a waiver of U.S. Bank’s right to declare an event of default for the Company’s failure to comply with certain financial covenants as of December 31, 2000 and March 31, 2001, and for the modification of certain financial covenants, the Company agreed to maintain minimum cash balances of $11.0 million at the end of each fiscal quarter, except for the fiscal quarter ending September 30, 2001 which has a required minimum balance of $8.0 million. The amendment also requires the Company to deposit $500,000 in cash collateral with U.S. Bank in the event certain regulatory actions are commenced with respect to the properties securing its obligations to U.S. Bank. U.S. Bank is required to release such deposits upon satisfactory resolution of the regulatory action. As of the date of this filing, no such additional deposits have been required. Failure to comply with any covenant constitutes an event of default, which will allow U.S. Bank (at its discretion) to declare any amounts outstanding under the loan documents to be due and payable.

ASSISTED LIVING CONCEPTS, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      In May, 2001, the Company received a waiver of U.S. Bank’s right to declare an event of default for the Company’s failure to meet the March 31, 2001 cash balance requirements set forth in the March 12, 2001 U.S. Bank loan amendment.

      Additionally, in August, 2001, the Company received a waiver of U.S. Bank’s right to declare an event of default for the Company’s failure to meet the June 30, 2001, September 30, 2001 and probable failure to meet the December 31, 2001 cash balance requirements and other financial ratios set forth in the amended U.S. Bank loan agreement. There can be no assurance that the Company will be able to meet these requirements as of the end of future quarters or that U.S. Bank will grant waivers of any such future failure to meet these requirements.

      Many of the Company’s debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations. Accordingly, if enforced, the Company could experience a material adverse effect on its financial condition.

8.     Litigation

Insurance Coverage Dispute

      In September, 2000, the Company reached an agreement to settle the class action litigation relating to the restatement of its consolidated financial statements for the years ended December 31, 1996 and 1997 and the first three fiscal quarters of 1998. This agreement received final court approval on November 30, 2000 and the Company was dismissed from the litigation with prejudice. On September 28, 2001, the Company made its final installment of $1.0 million on its promissory note for the class action litigation settlement. Although the Company has been dismissed from the litigation with prejudice, an outstanding dispute regarding coverage exists with the Company’s prior directors, officers and corporate liability insurance carriers. The Company and the insurance carriers agreed to resolve this dispute through binding arbitration, and the Company filed a complaint for a declaratory judgment that the Company is not liable to the carriers as claimed. The carriers counter-claimed to recover an amount capped at $4.0 million. The Company believes it has strong defenses regarding this dispute and consequently has not recorded a liability in relation to this matter.

      After filing for bankruptcy on October 1, 2001, the Company made a motion for dismissal of its complaint for declaratory relief in the arbitration based upon having filed for bankruptcy protection. An objection was filed to the Company’s motion.

Other Litigation

      In addition to the matter referred to above, the Company is involved in various lawsuits and claims arising in the normal course of business. In the aggregate, settlement of such suits and claims should not have a material adverse effect on the Company’s financial condition, results of operations, cash flow and liquidity.

9.     Subsequent Events

Chapter 11 Filing

      On October 1, 2001, the Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in Wilmington. See Note 2.

      On October 3, 2001, the Court issued an Interim Order approving the DIP Facility with Heller in the principal amount of $4.4 million, on which the Company drew the initial amount of $1.0 million on October 4, 2001. On October 19, 2001, the Court issued its Final Order of the DIP Facility and also approved the Company’s guaranty of financing by the Non-Debtor Heller Borrowers of the Meditrust Acquisition pursuant

ASSISTED LIVING CONCEPTS, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

to the Second Amendment, among other things. On October 26, 2001, the Company and Carriage House filed a First Amended Plan of Reorganization and a First Amended Disclosure Statement, which amended the previous filings to account for developments in the bankruptcy cases from and after October 1, 2001 and to provide additional disclosure about certain treatment of claims against and interests in the debtors. The disclosure statement, which establishes the timetable and procedures regarding the Company’s solicitation of votes for the Prenegotiated Plan, was approved by the Court on October 30, 2001. See Notes 2 and 7.

AMEX Listing Status

      On October 25, 2001, the Company received notice from the American Stock Exchange (“AMEX”) that pursuant to the SEC’s approval of AMEX’s application to strike the Company’s common stock and its two series of convertible subordinated debentures from listing and registration on AMEX. These securities were delisted and ceased trading on the AMEX on October 26, 2001. The Company’s common stock is currently listed on the over-the-counter bulletin board.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

      References in this section to “ALC,” the “Company,” “us” or “we” refer to Assisted Living Concepts, Inc. and its wholly-owned subsidiaries.

Overview

      We operate, own and lease free-standing assisted living residences. These residences are primarily located in small middle-market rural and suburban communities with a population typically ranging from 10,000 to 40,000. We provide personal care and support services, and make available routine nursing services (as permitted by applicable law) designed to meet the personal and health care needs of our residents. As of September 30, 2001, we had operations in 16 states.

      We experienced significant and rapid growth between 1994 and 1998, primarily through the development of assisted living residences and, to a lesser extent, through the acquisition of assisted living residences, opening our last twenty residences in 1999. At the closing of our initial public offering in November 1994, we had an operating base of five leased residences (137 units) located in Oregon. As of September 30, 2001, we operated 185 residences (7,149 units), of which we owned 115 residences (4,515 units) and leased 70 residences (2,634 units).

      We derive our revenues primarily from resident fees for room, board and care. Resident fees typically are paid monthly by residents, their families, state Medicaid agencies or other third parties. Resident fees include revenue derived from a multi-tiered rate structure, which varies based on the level of care provided. Resident fees are recognized as revenues when services are provided. Our operating expenses include:

•	residence operating expenses, such as staff payroll, food, property taxes, utilities, insurance and other direct residence operating expenses;

•	general and administrative expenses consisting of regional management and corporate support functions such as legal, accounting and other administrative expenses;

•	building rentals;

•	depreciation and amortization; and

•	reorganization costs.

      We anticipate that the majority of our revenues will continue to come from private pay sources. However, we believe that by having located residences in states with favorable regulatory and reimbursement climates, we should have a stable source of residents eligible for Medicaid reimbursement to the extent that private pay residents are not available and, in addition, provide our private pay residents with alternative sources of support when their private funds are depleted and they become Medicaid eligible.

      Although we manage the mix of private paying tenants and Medicaid paying tenants residing in our facilities, any significant increase in our Medicaid population could have an adverse effect on our financial position, results of operations or cash flows, particularly if states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates. See “Risk Factors — We depend on reimbursement by governmental payors and other third parties for a significant portion of our revenues.”

Results of Operations

Three months ended September 30, 2001 compared to three months ended September 30, 2000:

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

	Three Months Ended September 30,				Three Months
					Ended
				Percentage	September 30,
			Increase/	Increase/
	2000	2001	Decrease	Decrease	2000	2001

	(In millions, except percentages)				(As percentage
					of revenue)
Revenue	$35.3	$38.0	$2.7	7.6%	100.0%	100.0%
Operating expenses:
Residence operating expenses	24.1	26.1	2.0	8.3%	68.1%	68.7%
Corporate general and administrative	3.2	4.5	1.3	40.1%	9.1%	12.0%
Building rentals	4.0	4.1	.1	2.5%	11.4%	10.8%
Depreciation and amortization	2.6	2.6	—	—	7.4%	6.7%
Litigation settlement	10.0	—	(10.0)	(100.0)%	28.4%	—

Total operating expenses	43.9	37.3	(6.6)	(15.0)%	124.4%	98.2%

Operating income	(8.6)	0.7	6.5	75.6%	(24.4)%	1.8%

Other income (expense):
Interest expense	(4.1)	(5.3)	(1.2)	(29.3)%	(11.6)%	(13.9)%
Interest income	0.2	0.1	(0.1)	(50.0)%	0.5%	0.2%
Other income (expense), net	0.1	—	(0.1)	100.0%	0.3%	—

Total other expense	(3.8)	(5.2)	1.4	36.8%	(10.7)%	(13.7)%

Net loss before reorganization costs	(12.4)	(4.5)	(7.9)	63.7%	(35.3)%	(12.0)%

Reorganization costs	—	2.8	2.8	100.0%	—	7.4%

Net loss	$(12.4)	$(7.3)	$5.1	41.1%	(35.3)%	(19.3)%

Other Data:
Residences operated (end of period)	185	185
Units operated (end of period)	7,149	7,149
Average occupancy rate (based on occupied units)	81.35%	84.34%
End of period occupancy rate (based on occupied units)	82.68%	84.89%
Average monthly rental rate	$2,002	$2,082
Sources of revenue:
Medicaid state paid portion	11.3%	12.4%
Medicaid resident paid portion	6.3	6.6
Private resident paid portion	82.4	81.0

Total	100.0%	100.0%

      We incurred a net loss of $7.3 million, or $0.43 per basic and diluted common share, on revenue of $38.0 million for the three months ended September 30, 2001 (the “September 2001 Quarter”) as compared to a net loss of $12.4 million or $0.73 per basic and diluted common share, on revenues of $35.3 million for the three months ended September 30, 2000 (the “September 2000 Quarter”).

      Revenues. Revenues were $38.0 million for the September 2001 Quarter as compared to $35.3 million for the September 2000 Quarter, a net increase of $2.7 million. The increase in revenue was attributable to a combination of an increase in average occupancy to 84.34% and average monthly rental rate to $2,082 for the September 2001 Quarter as compared to average occupancy of 81.35% and average monthly rental rate of $2,002 for September 2000 Quarter.

      Residence Operating Expenses. Residence operating expenses were $26.1 million for the September 2001 Quarter as compared to $24.1 million for the September 2000 Quarter, a net increase of $2.0 million.

      The principal elements of the increase in operating expenses include:

•	$1.9 million related to increases in payroll costs due to increases in occupancy, wages, benefits, and medical and workers’ compensation insurance premiums;

•	$200,000 related to a 10% increase in utility costs;

•	$100,000 related to an increase in kitchen expense as a result of increases in occupancy; and

•	$500,000 related to increases in professional and property liability insurance premiums and deductibles or retentions.

      These increases were offset by the following decreases:

•	a decrease of $400,000 in property tax expense as a result of changes in assessments and related estimates; and

•	a decrease of $300,000 in bad debt expense due to more timely collection of aged accounts receivables.

      Corporate, General and Administrative. Corporate, general and administrative expenses were $4.5 million for the September 2001 Quarter compared to $3.2 million for the September 2000 Quarter, an increase of approximately $1.3 million. The September 2000 Quarter included a reduction of $900,000 related to an insurance reimbursement for legal and professional fees incurred in prior periods in connection with the class action litigation. Excluding the $900,000 reimbursement, the September 2000 Quarter was $4.1 million as compared to $4.5 million in the September 2001 Quarter, an increase of $400,000 which was due primarily to an increase in payroll and related expenses.

      Building Rentals. Building rentals were $4.1 million for the September 2001 Quarter as compared to $4.0 million for the September 2000 Quarter, an increase of $100,000. The increase was due to annual rent escalators.

      Depreciation and Amortization. Depreciation and amortization expense was $2.6 million in the September 2001 Quarter as compared to $2.6 million in the September 2000 Quarter.

      Interest Expense. Interest expense was $5.3 million for the September 2001 Quarter compared to $4.1 million for the September 2000 Quarter, an increase of $1.2 million. The increase was related to interest incurred on our $4.0 million bridge loan entered into in November 2000, interest incurred on HUD loans with principal of $7.5 million, and interest costs associated with our draws of $15.0 million on the Heller line of credit and the related amortization of financing fees associated with this line which was entered into in March 2001.

      Interest Income. Interest income was $95,000 for the September 2001 Quarter compared to $187,000 for the September 2000 Quarter, a decrease of $92,000. This decrease is the result of decreased balances in cash and cash equivalents.

      Reorganization Costs. Reorganization costs were $2.8 million for the September 2001 Quarter. These include professional fees, such as legal and financial advisory fees incurred by the unofficial committee representing 47% of the Debenture Holders (the “Committee”) and us related to the reorganization. Since we do not expect to raise any new capital as a result of such reorganization, these amounts are expensed as incurred in the accompanying consolidated financial statements.

      Net Loss. As a result of the above, we incurred a net loss of $7.3 million or $0.43 per basic and diluted common share for the September 2001 Quarter, compared to a net loss of $12.4 million, or $0.73 per basic and diluted common share, for the September 2000 Quarter.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000:

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

	Nine Months Ended September 30,				Nine Months
					Ended September
				Percentage	30,
			Increase/	Increase/
	2000	2001	Decrease	Decrease	2000	2001

	(In millions, except percentages)				(As percentage
					of revenue)
Revenue	$102.6	$112.3	$9.7	9.5%	100.0%	100.0%
Operating expenses:
Residence operating expenses	69.0	76.6	7.6	11.0%	67.3%	68.2%
Corporate general and administrative	12.3	13.2	0.9	7.3%	12.0%	11.8%
Building rentals	12.0	12.4	0.4	3.3%	11.7%	11.1%
Depreciation and amortization	7.4	7.7	0.3	4.1%	7.2%	6.8%
Litigation settlement	10.0	—	(10.0)	(100.0)%	9.7%	—

Total operating expenses	110.7	109.9	9.2	(9.1)%	107.9%	97.9%

Operating income	(8.1)	2.4	10.5	129.6%	(7.9)%	2.1%

Other income (expense):
Interest expense	(12.3)	(14.6)	(2.3)	(18.9)%	(12.0)%	(13.0)%
Interest income	0.6	0.4	(0.2)	(33.0)%	0.6%	0.4%
Gain (loss) on sale and disposal of assets	—	(0.1)	(0.1)	(100.0)%	—	(0.1)%
Loss on sale of marketable securities	(0.4)	—	0.4	100.0%	(0.4)%	—
Other income (expense), net	0.1	—	(0.1)	(100.0)%	0.1%	—

Total other expense	(12.0)	(14.3)	(2.3)	(19.2)%	(11.7)%	(12.7)%

Net loss before reorganization costs	(20.1)	(11.9)	8.2	40.8%	(19.6)%	(10.6)%

Reorganization costs	—	4.2	4.2	100.0%	—	3.7%

Net loss	$(20.1)	$(16.1)	$4.0	(19.9)%	(19.6)%	(14.3)%

Other Data:
Residences operated (end of period)	185	185
Units operated (end of period)	7,149	7,149
Average occupancy rate (based on occupied units)	79.92%	83.87%
End of period occupancy rate (based on occupied units)	82.68%	84.89%
Average monthly rental rate	$1,974	$2,059
Sources of revenue:
Medicaid state paid portion	10.9%	12.4%
Medicaid resident paid portion	6.1	6.8
Private resident paid portion	83.0	80.8

Total	100.0%	100.0%

      We incurred a net loss of $16.1 million, or $0.94 per basic and diluted common share, on revenue of $112.3 million for the nine months ended September 30, 2001 (the “September 2001 YTD Period”) as compared to a net loss of $20.1 million or $1.17 per basic and diluted common share, on revenues of $102.6 million for the nine months ended September 30, 2000 (the “September 2000 YTD Period”).

      Revenues. Revenues were $112.3 million for the September 2001 YTD Period as compared to $102.6 million for the September 2000 YTD Period, a net increase of $9.7 million. The increase in revenue was attributable to a combination of an increase in average occupancy to 83.87% and average monthly rental rate to $2,059 for the September 2001 YTD Period as compared to average occupancy of 79.92% and average monthly rental rate of $1,974 for September 2000 YTD Period.

      Residence Operating Expenses. Residence operating expenses were $76.6 million for the September 2001 YTD Period as compared to $69.0 million for the September 2000 YTD Period, a net increase of $7.6 million.

      The principal elements of the increase in operating expenses include:

•	$5.7 million related to an related to increases in payroll costs due to increased occupancy, increased wages and benefits as a result of longer tenure employees, and increases in medical and workers’ compensation insurance premiums;

•	$900,000 related to a 14% increase in utility costs;

•	$150,000 related to increase in recruiting expenses;

•	$450,000 related to tenant care expenses;

•	$600,000 related to an increase in kitchen expense as a result of increases in occupancy; and

•	$1.5 million related to increases in professional and property liability insurance premiums and deductibles or retentions.

      These increases were offset by the following decreases:

•	decrease of $1.1 million in property tax expense as a result of changes in assessments and related estimates; and

•	decrease in bad debt expense of $600,000 due to more timely collection of aged receivables.

      Corporate, General and Administrative. Corporate, general and administrative expenses were $13.2 million for the September 2001 YTD Period compared to $12.3 million for the September 2000 YTD Period, an increase of approximately $900,000. The September 2000 YTD period included a reduction of $900,000 related to an insurance reimbursement for legal and professional fees, $300,000 of which was incurred in prior periods, in connection with the class action litigation. Excluding the $900,000 reimbursement, the September 2001 YTD Period was $13.2 million compared to $13.2 million in the September 2001 YTD Period. Although total corporate, general and administrative expenses remained comparable, fluctuations within this category were as follows:

      The principal elements that increased include:

•	$200,000 related to recruiting and retention consulting;

•	$250,000 increase in payroll and related expenses; and

•	$100,000 related to public company expense due to increased board meetings and related expenses associated with the reorganization.

      The principal elements that decreased in corporate, general and administrative expense of:

•	$300,000 related to decreases in director and officer insurance premiums for 2001 renewals; and

•	$250,000 related to legal, accounting and consulting fees.

      Building Rentals. Building rentals were $12.4 million for the September 2001 YTD Period as compared to $12.0 million for the September 2000 YTD period, an increase of $400,000. The increase was due to scheduled rent escalators and to a retroactive rent increase of $145,000 paid to one lessor during the March 2001 Quarter.

      Depreciation and Amortization. Depreciation and amortization expense was $7.7 million in the September 2001 YTD Period as compared to $7.4 million in the September 2000 YTD Period, an increase of $300,000. The increase is due to depreciation expense related to the equipment acquired to support our communications infrastructure.

      Interest Expense. Interest expense was $14.6 million for the September 2001 YTD Period compared to $12.3 million for the September 2000 YTD Period, an increase of $2.3 million. The increase was related to interest incurred on our $4.0 million bridge loan entered into in November 2000, interest on HUD loans with principal of $7.5 million and interest costs associated with our draws of $15.0 million on the Heller line of credit and the related amortization of financing fees associated with this line which was entered into in March 2001.

      Interest Income. Interest income was $382,000 for the September 2001 YTD Period compared to $576,000 for the September 2000 YTD Period, a decrease of $194,000. This decrease is the result of decreased balances in cash and cash equivalents.

      Reorganization Costs. Reorganization costs were $4.2 million for the September 2001 YTD Period. These include professional fees, such as legal and financial advisory fees, incurred by the Committee and us related to the reorganization. Since we do not expect to raise any new capital as a result of such reorganization, these amounts are expensed as incurred in the accompanying consolidated financial statements.

      Net Loss. As a result of the above, we incurred a net loss of $16.1 million or $0.94 per basic and diluted common share for the September 2001 YTD Period, compared to a net loss of $20.1 million, or $1.17 per basic and diluted common share, for the September 2000 YTD Period.

Liquidity and Capital Resources

      At September 30, 2001, we had a working capital deficit of $20.4 million (including Heller line of credit of $15.0 million) and unrestricted cash, cash equivalents and cash held for tenant security deposits of $5.6 million.

      Net cash used in operating activities was $14.7 million during the nine months ended September 30, 2001. The primary uses were an increase of $1.6 million in other current assets and a $8.3 million decrease in other current liabilities consisting primarily of payments of $7.8 million on our class action litigation settlement payable. These uses were offset by a decrease of $1.7 million in prepaid expenses.

      Net cash used in investing activities was $3.1 million during the nine months ended September 30, 2001. The primary uses were an increase of $1.6 million in restricted cash related to workers’ compensation deposits required by our insurance carrier (funds will be withdrawn from this account as 2001 workers’ compensation claims are incurred and paid) and capital expenditures of $1.5 million.

      Net cash provided by financing activities was $13.5 million during the nine months ended September 30, 2001. We received proceeds of $7.5 million in connection with long-term HUD insured financing secured by three Texas properties and $18.0 million in draws on our Heller line of credit during the nine months ended September 30, 2001. Costs associated with the closing of the HUD insured financings and the establishment of the Heller line of credit were $350,000 and $3.8 million ($500,000 of which was paid in 2000), respectively. Of the $7.5 million in proceeds we received from the HUD insured financing, $4.0 million was used to pay off our $4.0 million bridge loan payable, $350,000 was used for HUD insured loan closing costs, $3.0 million was used to pay down the Heller line of credit and the remaining proceeds were used to fund escrow accounts. Principal payments on long term debt and capital lease obligations were $4.3 million for the nine months ended September 30, 2001.

      On October 1, 2001 the Company and its wholly owned subsidiary Carriage House Assisted Living, Inc. (“Carriage House”) filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in Wilmington (the “Court”). We reached an agreement (the “Plan Support Agreement”) for a financial reorganization with the holders (the “Debenture Holders”) of $75,857,000 million aggregate principal amount (out of a total of $161,250,000 million aggregate principal amount outstanding, or approximately 47%) of our two series of convertible subordinated debentures (collectively, the “Debentures”) that will be implemented through a prenegotiated plan of reorganization (the “Prenegotiated Plan”).

      Pursuant to the Plan Support Agreement, upon the effective date of the Prenegotiated Plan, (1) the Debentures and certain of our other unsecured debt of will be exchanged for (a) $40.25 million aggregate principal amount of seven-year secured notes (the “New Senior Secured Notes”), bearing interest at 10% per annum, payable semi-annually in arrears, (b) $15.25 million aggregate principal amount of ten-year secured notes (the “New Junior Secured Notes” and collectively with the New Senior Secured Notes, the “New Notes”), bearing interest payable in additional New Junior Secured Notes for three years at 8% per annum and thereafter payable in cash at 12% per annum payable semi-annually in arrears, and (c) 96% of the common stock of the reorganized Company, and (2) existing holders of the our common stock will exchange their stock for 4% of the common stock of the reorganized Company.

      The New Senior Secured Notes will be secured by (1) all presently unencumbered real property owned by us, and (2) any additional real property owned by us that may become unencumbered on or before the effective date of the Prenegotiated Plan. The New Junior Secured Note will be secured by a junior lien on the same collateral securing the New Senior Secured Notes. If the aforementioned collateral has a fair market value of less than $75.0 million as determined using an agreed upon formula, then a junior security interest in the collateral securing obligations of certain of our wholly-owned subsidiaries (the “Non-Debtor Heller Borrowers”) under a proposed financing with Heller Healthcare Finance, Inc. (“Heller”), which was amended in connection with our voluntary petition under Chapter 11 of the U.S. Bankruptcy Code, will also be provided to meet this market value requirement. As part of the filing, and pursuant to the Plan Support Agreement, we expect our vendors and trade creditors to be paid in the ordinary course and to be unaffected by the bankruptcy filing. The Plan Support Agreement also requires the Debenture Holders to fully support the Prenegotiated Plan and binds the transferees of any Debenture Holders which executed the Plan Support Agreement to fully comply with the terms of the Plan Support Agreement.

      The implementation of the Prenegotiated Plan is dependent upon a number of conditions typical in restructures of this type including, among other things, final documentation satisfactory to the Debenture Holders, Court approval of the Prenegotiated Plan and related solicitation materials and our acquisition of debtor-in-possession financing and takeout financing upon our exit from bankruptcy. We obtained debtor-in-possession financing from Heller, which was approved by the Court by Interim Order on October 3, 2001 and Final Order on October 19, 2001. Except as otherwise ordered by the Court, a party who deems it necessary to file a proof of claim must do so by November 15, 2001. We have a confirmation hearing scheduled on December 5, 2001 and expect the Prenegotiated Plan to be effective in early 2002. However, there can be no assurance the Prenegotiated Plan will become effective in early 2002, or at all. See Item 2 Risk Factors.

      We have incurred $2.8 million and $4.2 million in reorganization costs for the three and nine months ended September 30, 2001, respectively, and expect to incur additional reorganization costs of approximately $2.0 million. Reorganization costs include legal, financial advisory and other professional fees incurred by the Committee and us related to reorganization. Since we do not expect to raise any new capital as a result of such reorganization, these amounts are expensed as incurred in the accompanying consolidated financial statements.

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

      In August, 2001, we received a waiver of U.S. Bank’s right to declare an event of default for our failure to meet the September 30, 2001 and probable failure to meet the December 31, 2001 cash balance requirements and other financial ratios set forth in the amended U.S. Bank loan agreement. There can be no assurance that we will be able to meet these requirements as of the end of future quarters or that U.S. Bank will grant waivers of any such future failure to meet these requirements.

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

      On March 2, 2001, the Non-Debtor Heller Borrowers entered into an agreement with Heller Healthcare Finance, Inc. (“Heller”) for a line of credit facility up to $45.0 million (the “Existing Facility”), which we guaranteed. This line was scheduled to mature on August 31, 2002 and would have been secured by up to 32 properties. This line carried an interest rate of 3.85% over the three-month LIBOR rate floating monthly and required monthly interest-only payments until maturity.

      As of June 27, 2001, the Non-Debtor Heller Borrowers amended the Existing Facility, reducing the aggregate line of credit available from $45.0 million to $20.0 million. The Existing Facility, was scheduled to mature on September 28, 2001, which maturity was extended to October 12, 2001 by Heller, and was secured by 26 properties.

      On October 3, 2001, the Company and Carriage House entered into a debtor-in-possession facility with Heller in an amount of up to $4.4 million (the “DIP Facility”). The DIP Facility was approved by the Court by Interim Order on October 3, 2001 and by Final Order on October 19, 2001. The DIP Facility supplements our cash position in order to ensure that all on-going working capital needs are met and is secured by eight of our properties and a pledge of certain intercompany notes and the stock of certain of our subsidiaries (collectively, the “DIP Collateral”). The DIP Facility matures upon the earlier of our emergence from bankruptcy or twelve months from the effective date of the DIP Facility. Principal is payable at maturity and interest is calculated at 5.0% over three month LIBOR, floating monthly, and payable monthly in arrears. As of October 31, 2001, the we have drawn $1.0 million on this DIP Facility.

      Concurrent with the closing of the DIP Facility, the Company and the Non-Debtor Heller Borrowers entered into a further amendment of the Existing Facility (the “Second Amendment”), which amendment, among other things, extends the maturity of the Existing Facility to be coterminous with the DIP Facility, amends the interest to be calculated at 5.0% over three month LIBOR, floating monthly, payable monthly in arrears, and permits the financing of the acquisition by Texas ALC Partners, L.P. (“Texas ALC”) of sixteen properties currently leased by Texas ALC from the current lessor thereunder, T and F Properties, L.P. (the “Meditrust Properties” and the acquisition by Texas ALC, the “Meditrust Acquisition”). The purchase of the Meditrust Properties was completed on October 24, 2001. The DIP Collateral and the collateral for the Existing Facility (including the Meditrust Properties when acquired) cross-collateralize both the DIP Facility and the Existing Facility, as amended. The extension of the Company guarantee was approved by the Court. Fees incurred to date, including commitment fees, funding fees, closing fees and professional fees associated with the establishment of the Heller credit facility are $3.8 million ($500,000 of which was paid in 2000). The balance outstanding under the Heller facilities is $39.5 million (including $1.0 million under the DIP Facility) at October 31, 2001.

      The DIP Facility may be refinanced through the Existing Facility, as amended by the Second Amendment in connection with the exit from bankruptcy (the “Exit Facility”). The principal amount of the

Exit Facility will not exceed $44.0 million and will mature 36 months from the date on which we exit from bankruptcy. Principal will be payable monthly in a monthly amount of $50,000 for the first year, $65,000 for the second year and $80,000 for the last year of the Exit Facility term. Interest will be calculated at 4.5% over three month LIBOR, floating monthly (not to be less than 8%), and payable monthly in arrears. The Exit Facility is to be secured by 32 properties owned by the Non-Debtor Heller Borrowers. We will remain liable for the entire amount of the Exit Facility as a guarantor.

      Approximately $27.2 million of our indebtedness was secured by letters of credit held by U.S. Bank as of September 30, 2001, which in some cases have termination dates prior to the maturity of the underlying debt. As such letters of credit expire, beginning in 2003, we will need to obtain replacement letters of credit, post cash collateral or refinance the underlying debt. There can be no assurance that we will be able to procure replacement letters of credit from the same or other lending institutions on terms that are acceptable to us. In the event that we are unable to obtain a replacement letter of credit or provide alternate collateral prior to the expiration of any of these letters of credit, we would be in default on the underlying debt.

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

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002 The Company has not yet determined what effect this statement will have on its financial statements.

      Also in August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived to be Disposed Of”. This new statement also supersedes certain aspects of APB 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined what effect this statement will have on its financial statements.

Risk Factors

      Set forth below are the risks that we believe are material. This report on Form 10-Q, including the risks discussed below, contains forward-looking statements made pursuant to the safe harbor provisions of the

Private Securities Litigation Reform Act of 1995. These forward-looking statements may be affected by risks and uncertainties, including without limitation (i) our ability to control costs and improve operating margins, (ii) the possibility that we will experience a decrease in occupancy in our residences, which would adversely affect residence revenues and operating margins, (iii) our ability to operate our residences in compliance with evolving regulatory requirements (iv) the degree to which our future operating results and financial condition may be affected by a reduction in Medicaid reimbursement rates, and (v) the possibility that our Prenegotiated Plan of reorganization will not be approved by the Court in a timely manner, or at all. In light of such risks and uncertainties, our actual results could differ materially from such forward-looking statements. Except as may be required by law, we do not undertake any obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

The commencement of Chapter 11 proceedings on October 1, 2001 may disrupt our operations.

      The commencement of the Chapter 11, even in connection with a prenegotiated plan, could adversely affect our relationships with trade creditors, landlords, equipment vendors, employees and residents and their families. If those relationships are adversely affected, our operations could be materially affected. Weakened operating results could adversely affect our ability to obtain confirmation of the Prenegotiated Plan and maintain our operations. To preserve these relationships, we expect to continue to pay vendors in the ordinary course of business.

If we receive insufficient votes regarding the Prenegotiated Plan, we will seek confirmation of the Prenegotiated Plan under the cramdown provisions of the Bankruptcy Code.

      The Prenegotiated Plan is subject to vote by certain interested parties, including the Debenture holders. In the event that sufficient votes are not received by those eligible to vote on the Plan, we intend to seek confirmation of the Plan under the cramdown provisions of section 1129(b) of the Bankruptcy Code. In order to confirm the Plan using a cramdown, the Court must determine that, in addition to satisfying all the other requirements of confirmation, the Plan “does not discriminate unfairly” and is “fair and equitable” with respect to any interested party which does not accept the Plan. Although we believe the Plan satisfies the requirements of Section 1129(b), there can be no assurance that the Court will decide that all of these requirements have been satisfied. If the Plan is not confirmed, we may seek to accomplish an alternative restructuring of our capitalization and our obligations to creditors and equity holders. There can be no assurance that the terms of any such alternative restructuring would be similar to or as favorable to our creditors and equity holders as those proposed in the Prenegotiated Plan.

     The Prenegotiated Plan may not be confirmed by the Court.

      Although we believe that the Prenegotiated Plan satisfies all the requirements for confirmation by the Court, there can be no assurance that the Court will reach the same conclusion. The Court may refuse to confirm the Prenegotiated Plan or may require modifications to the Prenegotiated Plan. In addition, the Court may require us to resolicit votes from creditors and equity holders if the Prenegotiated Plan is modified.

     The timing of the Effective Date is uncertain.

      Although a confirmation hearing has been scheduled on December 5, 2001 and the Company and Carriage House believe the Prenegotiated Plan will become effect in early 2002, there can be no assurance that this timing or that conditions precedent to the Prenegotiated Plan will be met.

We are highly leveraged; our loan and lease agreements contain financial covenants.

      We are highly leveraged. We had total indebtedness, including short-term portion, of $254.5 million and shareholders’ equity of $47.7 million as of September 30, 2001. We expect to obtain relief through approval of the Prenegotiated Plan but will continue to be highly leveraged (See Item I, Note 2). The degree to which we are leveraged could have important consequences, including:

•	making it difficult to satisfy our debt or lease obligations;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on our debt and leases, thereby reducing the availability of such cash flow to fund working capital, capital expenditures or other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business or industry; and

•	placing us at a competitive disadvantage to less leveraged competitors.

      Several of our debt instruments and leases contain financial covenants, including debt-to-cash flow and net worth tests. On March 12, 2001, in exchange for a waiver of U.S. Bank’s right to declare an event of default for our failure to comply with certain financial covenants as of December 31, 2000 and March 31, 2001, and for the modification of certain financial covenants, we agreed to maintain minimum cash balances of $11.0 million at the end of each fiscal quarter, except for the fiscal quarter ending June 30, 2001 which had a required minimum balance of $8.0 million. The amendment also requires us to deposit $500,000 in cash collateral with U.S. Bank in the event certain regulatory actions are commenced with respect to the properties securing our obligations to U.S. Bank. U.S. Bank is required to release such deposits upon satisfactory resolution of the regulatory action. As of the date of this filing, no such additional deposits have been required.

      In May, 2001, we received a waiver of U.S. Bank’s right to declare an event of default for our failure to meet the quarterly cash balance requirements set forth in the March 12, 2001 U.S. Bank loan amendment.

      In August, 2001, we received a waiver of U.S. Bank’s right to declare an event of default for our failure to meet the September 30, 2001 and probable failure to meet the December 31, 2001 quarterly cash balance requirements and other financial ratios set forth in the amended U.S. Bank loan agreement. There can be no assurance that we will be able to meet these requirements as of the end of future quarters or that U.S. Bank will grant waivers of any such future failure to meet these requirements.

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

If an active trading market does not develop for our securities, stockholders may not be able to resell their securities.

      On October 25, 2001, we received notice from the American Stock Exchange (“AMEX”) that pursuant to the SEC’s approval of AMEX’s application to strike our common stock and our two series of convertible subordinated debentures from listing and registration on AMEX. These securities were delisted and ceased trading on the AMEX on October 26, 2001. We do not believe we satisfy the requirements for listing our securities on any other U.S. exchange or NASDAQ. Our common stock is currently listed on the over-the-counter bulletin board. We are exploring other options; however, at this time there can be no assurances that there will be an active trading market for our securities.

Increases in utility costs could reduce our profitability.

      Utility costs represent a significant percentage of our operating costs. The cost of utilities may continue to rise. While we have not historically included utility surcharges in the rental rates we charge to our residents, we may do so in the future. There can be no assurance that we will be able to do so. Increases in the costs of utilities that we are unable to pass on to our residents could significantly reduce our profits.

We are involved in a dispute with our prior directors, officers and corporate liability insurance carrier.

      In September 2000, we reached an agreement to settle the class action litigation relating to the restatement of our financial statements for the years ended December 31, 1996 and 1997 and the first three fiscal quarters of 1998. This agreement received final court approval on November 30, 2000 and we were dismissed from the litigation with prejudice. On September 28, 2001, we made our final installment of $1.0 million on our promissory note for the class action litigation settlement. Although we have been dismissed from the litigation with prejudice, an outstanding dispute regarding coverage exists with our prior directors, officers and corporate liability insurance carriers. The Company and the insurance carriers agreed to resolve this dispute through binding arbitration, and we filed a complaint for a declaratory judgment that we are not liable to the carriers as claimed. We believe we have strong defenses regarding this dispute and consequently have not recorded a liability in relation to this matter.

      After filing for bankruptcy on October 1, 2001, we made a motion for dismissal of our complaint for declaratory relief in the arbitration based upon having filed for bankruptcy protection. The carriers counter-claimed to recover an amount capped at $4.0 million.

     We are party to other legal proceedings.

      Participants in the senior living and long-term care industry, including us, are routinely subject to lawsuits and claims. Many of the persons who bring these lawsuits and claims seek significant monetary damages, and these lawsuits and claims often result in significant defense costs. As a result, the defense and ultimate outcome of lawsuits and claims against us may result in higher operating expenses. Those higher operating expenses could have a material adverse effect on our business, financial condition, results of operations, cash flow or liquidity.

We may be liable for losses not covered by or in excess of our insurance.

      In order to protect ourselves against the lawsuits and claims made against us, we currently maintain insurance policies in amounts and covering risks that are consistent with industry practice. However, as a result of poor loss experience, a number of insurance carriers have stopped providing insurance coverage to the long-term care industry, and those remaining have increased premiums and deductibles substantially. While nursing homes have been primarily affected, assisted living companies, including us, have experienced premium and deductible increases. During our claim year ended December 31, 2000, our professional liability insurance coverage included deductible levels of $100,000 per incident. For the claim year ending December 31, 2001, this deductible has been replaced with a retention level of $250,000, except in Florida and Texas in which the retention level is $500,000. In certain states, particularly Florida and Texas, many long-term care providers are facing very difficult renewals. There can be no assurance that we will be able to obtain liability insurance in the future on commercially reasonable terms or at all. A claim against us, covered by, or in excess of, our insurance, could have a material adverse affect on our operations, cash flows or liquidity.

      Our director, officer and corporate liability insurance policy expires on January 31, 2002. If our Plan of Reorganization is not yet effective, we may seek an extension of that policy. There is no guarantee that the policy will be extended or that we can obtain a new policy, if the Plan has become effective. If we fail to extend the policy or obtain a new policy, there is no assurance that we can retain our directors and officers. Also, if we fail to extend the policy or obtain a new policy, we may be required to cover the cost of any liability under our current indemnification arrangements with our directors and officers, which could have a material adverse effect on our operations, cash flows or liquidity.

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

      The cost of compliance with these regulations is significant for us. In addition, it could adversely affect our financial condition or results of operations if a court or regulatory tribunal were to determine we have failed to comply with any of these laws or regulations. Because these laws and regulations are amended from time to time, we cannot predict when and to what extent liability may arise. See “— We must comply with laws and regulations regarding the confidentiality of medical information,” “— We must comply with restrictions imposed by laws benefiting disabled persons”, “— We may incur significant costs and liability as a result of medical waste” and “— We may incur significant costs related to environmental remediation or compliance.”

      In the ordinary course of business, we receive and have received notices of deficiencies for failure to comply with various regulatory requirements. We review such notices and, in most cases, will agree with the regulator upon the steps to be taken to bring the facility into compliance with regulatory requirements. From time to time, we may dispute the matter and sometimes will seek a hearing if we do not agree with the regulator. In some cases or upon repeat violations, the regulator may take one or more adverse actions against a facility, such as:

•	the imposition of fines — we paid $16,000 and $15,000, respectively, in the aggregate for the year ended December 31, 2000 and the nine months ended September 30, 2001;

•	temporary stop placement of admission of new residents, or imposition of other conditions to admission of new residents to a facility — these applied to four residences (two in Washington and two in Idaho) in 2000, and were continued for two residences into 2001, one of which is still in stop placement;

•	termination of a facility’s Medicaid contract;

•	conversion of a facility’s license to provisional status; and

•	suspension or revocation of a facility’s license, which in both 2000 and 2001 included one residence in Washington against which the state has commenced license revocation procedures. This matter is still pending.

      The operation of our residences is subject to federal and state laws prohibiting fraud by health care providers, including criminal provisions, which prohibit filing false claims or making false statements to receive payment or certification under Medicaid, or failing to refund overpayments or improper payments. Violation of these criminal provisions is a felony punishable by imprisonment and/or fines. We may be subject to fines and treble damage claims if we violate the civil provisions which prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment.

      State and federal governments are devoting increasing attention and resources to anti-fraud initiatives against health care providers. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the Balanced Budget Act of 1997 expanded the penalties for health care fraud, including broader provisions for the exclusion of providers from the Medicaid program. We have established policies and procedures that we believe are sufficient to ensure that our facilities will operate in substantial compliance with these anti-fraud and abuse requirements. While we believe that our business practices are consistent with Medicaid criteria, those criteria are often vague and subject to change and interpretation. Aggressive anti-fraud actions, however, could have an adverse effect on our financial position, results of operations or cash flows.

      Because our stock has been publicly traded, we are subject to regulation by the Securities and Exchange Commission (“SEC”). In April, 1999, we received a preliminary inquiry from the SEC regarding the restatement of our financial statements for the years ended December 31, 1996 and 1997 and the first three quarters of 1998 and related matters. We provided the SEC with information and documents in response to the inquiry, and have received no correspondence from the SEC regarding the inquiry since March 2000. The SEC has never alleged any violation of law in connection with the inquiry. There can be no assurance that the SEC will not resume its inquiry.

     We must comply with laws and regulations regarding the confidentiality of medical information.

      In 1996, the HIPAA law created comprehensive new requirements regarding the confidentiality of medical information that is or has been electronically transmitted or maintained. The Department of Health and Human Services has enacted regulations implementing the law, and we may have to significantly change the way we maintain and transmit healthcare information for our residents to comply with these regulations.

      Healthcare providers must take “reasonable steps” to ensure that the provider, as well as the provider’s business partners, comply with the law’s requirements. Therefore, we may be required to ensure that the other entities with which we do business are also in compliance with these laws. HIPAA also created certain consumer rights with which we may be required to comply, including a right of notice regarding our information practices, a right of access to inspect and copy such individual’s protected medical information, and a right to receive an accounting of all disclosures made by us, with certain exceptions. Significant changes in these regulations have recently occurred but enforcement is not expected until April 2003. The costs to comply with these final regulations could have an adverse effect on our financial position, results of operations, cash flows and prospects.

     We must comply with restrictions imposed by laws benefiting disabled persons.

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

We may incur significant costs and liability as a result of medical waste.

      Our facilities generate potentially infectious waste due to the illness or physical condition of the residents, including blood-soaked bandages, swabs and other medical waste products and incontinence products of those residents diagnosed with infectious diseases. The management of potentially infectious medical waste, including handling, storage, transportation, treatment and disposal, is subject to regulation under federal and state laws. These laws and regulations set forth requirements for managing medical waste, as well as permit, record keeping, notice and reporting obligations. Any finding that we are not in compliance with these laws and regulations could adversely affect our business operations and financial condition. Because these laws and regulations are amended from time to time, we cannot predict when and to what extent liability may arise. In addition, because these environmental laws vary from state to state, expansion of our operations to states where we do not currently operate may subject us to additional restrictions on the manner in which we operate their facilities.

      We may be liable under some laws and regulations as an owner, operator or an entity that arranges for the disposal of hazardous or toxic substances at a disposal site. In that event, we may be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site. In connection with the ownership or operation of our properties, we could be liable for these costs, as well as some other costs, including governmental fines and injuries to persons or properties. As a result, any hazardous or toxic substances which are present, with or without our knowledge, at any property held or operated by us could have an adverse effect on our business, financial condition or results of operations.

We could incur significant costs related to environmental remediation or compliance.

      We are subject to various federal, state and local environmental laws, ordinances and regulations. Some of these laws, ordinances and regulations hold a current or previous owner, lessee or operator of real property liable for the cost of removal or remediation of some hazardous or toxic substances that could be located on, in or under such property. These laws and regulations often impose liability whether or not we knew of, or were responsible for, the presence of the hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial. Furthermore, there is no limit to our liability under such laws and regulations. As a result, our liability could exceed their property’s value and aggregate assets. The presence of these substances or failure to remediate these substances properly may also adversely affect our ability to sell or our property, or to borrow using our property as collateral.

Many assisted living markets have been overbuilt.

      Many assisted living markets have been or are currently being overbuilt, including certain markets in which we currently operate. In addition, the barriers to entry into the assisted living industry are not substantial. The effects of overbuilding include:

•	it takes significantly longer for our residences to fill up,

•	newly opened facilities may attract residents from some or all of our current facilities,

•	there is pressure to lower or not increase rates paid by residents in our residences,

•	there is increased competition for workers in already tight labor markets, and

•	our profit margins are lower until vacant units in our residences are filled.

      If we are unable to compete effectively in markets as a result of overbuilding, we will suffer lower revenue and may suffer a loss of market share.

We may not be able to attract and retain qualified employees and control labor costs.

      We compete with other providers of long-term care with respect to attracting and retaining qualified personnel. A shortage of qualified personnel may require us to enhance our wage and benefits packages in order to compete. Some of the states in which we operate impose licensing requirements on individuals serving as administrators at assisted living residences, and others may adopt similar requirements. We also depend upon the available labor pool of low-wage employees. We cannot guarantee that our labor costs will not increase, or that, if they do increase, they can be matched by corresponding increases in revenues.

Our business relies heavily on certain markets and an economic downturn or changes in the laws affecting our business in those markets could have a material adverse effect on our results.

      Our business depends significantly on our properties located in Texas, Indiana, Oregon, Ohio and Washington. As of September 30, 2001, 21.6% of our properties were located in Texas, 11.4% in Indiana, 10.3% in Oregon, 9.7% in Ohio and 8.6% in Washington. An economic downturn, or changes in the laws affecting our business, in these markets could have a material adverse effect on our operating results.

We depend on reimbursement by governmental payors and other third parties for a significant portion of our revenues.

      Although revenues at a majority of our residences come primarily from private payors, we derive a substantial portion of our revenues from reimbursements by third-party governmental payors, including state Medicaid waiver programs. We expect that state Medicaid waiver programs will continue to constitute a significant source of our revenues in the future, and it is possible that the proportionate percentage of revenue received by us from Medicaid waiver programs will increase. There are continuing efforts by governmental payors and by non-governmental payors, such as commercial insurance companies and health maintenance organizations, to contain or reduce the costs of health care by lowering reimbursement rates, increasing case management review of services and negotiating reduced contract pricing. Also, there have been, and we expect that there will continue to be, additional proposals to reduce the federal and some state budget deficits by limiting Medicaid reimbursement in general. If any of these proposals are adopted at either the federal or the state level, such change could have a material adverse effect on our business, financial condition, results of operations and prospects. The state of Oregon recently proposed a substantial reduction in Medicaid funding which was ultimately not adopted.

      The following table sets forth the sources of our revenue for states where we participate in Medicaid programs. The portion of revenues received from state Medicaid agencies are labeled as “Medicaid State Paid Portion” while the portion of our revenues that a Medicaid-eligible resident must pay out of his or her own resources is labeled “Medicaid Tenant Paid Portion.”

	Nine Months Ended			Nine Months Ended
	September 30, 2000			September 30, 2001

	Medicaid		Private	Medicaid		Private

	State	Tenant	Tenant	State	Tenant	Tenant
	Paid	Paid	Paid	Paid	Paid	Paid
	Portion	Portion	Portion	Portion	Portion	Portion

Oregon	28.3%	15.6%	56.1%	28.0%	16.3%	55.7%
Washington	27.2%	14.2%	58.6%	29.4%	17.3%	53.3%
Idaho	6.4%	3.2%	90.4%	16.1%	9.8%	74.1%
Arizona	10.2%	7.2%	82.6%	15.7%	13.2%	71.1%
New Jersey	15.4%	7.7%	76.9%	21.1%	5.7%	73.2%
Texas	13.0%	8.0%	79.0%	15.1%	7.6%	77.3%
Nebraska	8.1%	4.3%	87.6%	9.3%	5.5%	85.2%

      In addition, although we manage the mix of private paying tenants and Medicaid paying tenants residing in our facilities, any significant increase in our Medicaid population could have an adverse effect on our financial position, results of operations or cash flows, particularly if the states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates.

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

      For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect our future earnings and cash flows. We had variable rate debt of $42.2 million outstanding at September 30, 2001 with a weighted average interest rate of 4.1%. Assuming that our balance of variable rate debt remains constant at $42.2 million, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in cash flows, of $422,000. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in cash flows, of $422,000.

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

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

Insurance Coverage Dispute

      In September 2000, we reached an agreement to settle the class action litigation relating to the restatement of our financial statements for the years ended December 31, 1996 and 1997 and the first three fiscal quarters of 1998. This agreement received final court approval on November 30, 2000 and we were dismissed from the litigation with prejudice. On September 28, 2001, we made our final installment of $1.0 million on our promissory note for the class action litigation settlement. Although we have been dismissed from the litigation with prejudice, an outstanding dispute regarding coverage exists with our prior directors, officers and corporate liability insurance carriers. The Company and the insurance carriers agreed to resolve this dispute through binding arbitration, and we filed a complaint for a declaratory judgment that we are not liable to the carriers as claimed. The carriers counter-claimed to recover an amount capped at $4.0 million. We believe we have strong defenses regarding this dispute and consequently have not recorded a liability in relation to this matter.

      After filing for bankruptcy on October 1, 2001, we made a motion for dismissal of our complaint for declaratory relief in the arbitration based upon having filed for bankruptcy protection. An objection was filed to our motion.

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

Item 6.      Exhibits and Reports on Form 8-K

      (a)  The following documents are filed as part of this report:

Exhibit
Number

10.1	Loan Agreement between Heller Healthcare Finance, Inc. and Assisted Living Concepts, Inc. and Carriage House Assisted Living, Inc., as Debtors-in-Possession, dated October 3, 2001.
10.2	Option Agreement between T and F Properties, L.P. and Texas ALC Partners, L.P., dated September 25, 2001.
10.3	Second Amendment to Loan Documents between Assisted Living Concepts, Inc., ALC Ohio, Inc., ALC Pennsylvania, Inc., ALC Iowa, Inc., ALC Nebraska, Inc., ALC New Jersey, Inc., ALC Indiana, Inc., and Heller Healthcare Finance, Inc., dated October 3, 2001.
10.4	Stock Pledge Agreement by Assisted Living Concepts, Inc., as Debtors-in-Possession to and in favor of Heller Healthcare Finance, Inc. (Security Agreement), dated October 3, 2001.
10.5	Exercise of Option Agreement between T and F Properties, L.P. and Texas ALC Partners, L.P., dated October 22, 2001.
12	Ratio of Earnings to Fixed Charges

      (b)  Reports on Form 8-K.

      On July 10, 2001, we filed a report on Form 8-K announcing the closing of an amendment to its secured line of credit facility with Heller Healthcare financial.

      On October 1, 2001 we filed a report on Form 8-K announcing the Company had reached an agreement for financial reorganization with the holders of its two series of convertible subordinated debentures that will be implemented through a pre-negotiated plan of reorganization.

      On October 9, 2001, we filed a report on Form 8-K announcing the Company received notice from the American Stock Exchange (“AMEX”) indicating that AMEX intends to file an application with the Securities and Exchange Commission to strike the Company’s common stock and its two series of convertible subordinated debentures from listing and registration on the AMEX.

      On October 29, 2001, we filed a report on Form 8-K announcing the court issuance of an Interim Order approving debtor-in-possession financing, the acquisition of sixteen previously leased assisted living facilities and notice from AMEX that the Company’s common stock and two series of convertible debentures would be delisted.

      On November 6, 2001, we filed a report on Form 8-K announcing the court approval of the Company’s Disclosure Statement on October 30, 2001.

SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSISTED LIVING CONCEPTS, INC.
Registrant

By:	/s/ DREW Q. MILLER

Name: Drew Q. Miller

Title:	Senior Vice President,

Chief Financial Officer and Treasurer

November 8, 2001

By:	/s/ M. CATHERINE MALONEY

Name: M. Catherine Maloney

Title:	Vice President and Chief Accounting Officer

November 8, 2001

EXHIBIT INDEX

Exhibit
Number

10.1	Loan Agreement between Heller Healthcare Finance, Inc. and Assisted Living Concepts, Inc. and Carriage House Assisted Living, Inc., as Debtors-in-Possession, dated October 3, 2001.
10.2	Option Agreement between T and F Properties, L.P. and Texas ALC Partners, L.P., dated September 25, 2001.
10.3	Second Amendment to Loan Documents between Assisted Living Concepts, Inc., ALC Ohio, Inc., ALC Pennsylvania, Inc., ALC Iowa, Inc., ALC Nebraska, Inc., ALC New Jersey, Inc., ALC Indiana, Inc., and Heller Healthcare Finance, Inc., dated October 3, 2001.
10.4	Stock Pledge Agreement by Assisted Living Concepts, Inc., as Debtors-in-Possession, to and in favor of Heller Healthcare Finance, Inc. (Security Agreement), dated October 3, 2001.
10.5	Exercise of Option Agreement between T and F Properties, L.P. and Texas ALC Partners, L.P., dated October 22, 2001.
12	Ratio of Earnings to Fixed Charges