Form 10-K
period 2001-12-31
ASSISTED LIVING CONCEPTS INC
filed 2002-04-01
CIK 929994

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                 ON WHICH REGISTERED
-------------------                                ---------------------
     NONE                                                   NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, PAR VALUE $.01

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

     The Registrant had 6,431,759 shares of common stock, $.01 par value, outstanding at March 22, 2002. The aggregate market value of the voting stock held by non-affiliates of the registrant on such date was approximately $13.5 million.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     Except as otherwise noted, references in this report to "ALC," the "Company," "us" or "we" refer to Assisted Living Concepts, Inc. and its subsidiaries.

ITEM 1. BUSINESS

OVERVIEW

     We operate, own and lease free-standing assisted living residences. These residences are primarily located in small, middle-market, rural and suburban communities with a population typically ranging from 10,000 to 40,000. As of December 31, 2001 we had operations in 16 states.

     We provide personal care and support services and make available routine nursing services (as permitted by applicable law) designed to meet the personal and health care needs of our residents. We believe that this combination of residential, personal care, support and health care services provides a cost-efficient alternative to, and affords an independent lifestyle for, individuals who do not require the broader array of medical services that nursing facilities are required by law to provide.

     We experienced significant and rapid growth between 1994 and 1998, primarily through the development of assisted living residences and, to a much lesser extent, through acquisition of assisted living residences, opening our last twenty residences in 1999. At the completion of our initial public offering in November 1994 we had an operating base of five leased residences located in Oregon. As of December 31, 2001, we operated 184 assisted living residences (7,115 units) of which we owned 129 residences (5,010 units) and leased 55 residences (2,105 units). For the year ended December 31, 2001, we had an average occupancy rate of 84.0% and an average monthly rental rate of $2,073 per unit.

     The principal elements of our business strategy are to:

     - increase occupancy and improve operating efficiencies at our residences;

     - reduce overhead costs where possible;

     - establish necessary financing to meet maturing obligations; and

     - increase rental and service revenue.

     We anticipate that the majority of our revenues will continue to come from private pay sources. However, we believe that by having located some of our residences in states with favorable regulatory and reimbursement climates, we should have a stable source of residents eligible for Medicaid reimbursement to the extent that private pay residents are not available and, in addition, provide our private pay residents with alternative sources of income if their private funds are depleted and they become Medicaid eligible.

     Although we manage the mix of private paying tenants and Medicaid paying tenants residing in our facilities, any significant increase in our Medicaid population could have an adverse effect on our financial position, results of operations or cash flows, particularly if the states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates. See "Risk Factors -- We depend on reimbursement by government payors and other third parties for a significant portion of our revenues" included in Item 7.

     Assisted Living Concepts, Inc., is a Nevada corporation. Our principal executive offices are located at 11835 NE Glenn Widing Drive, Building E, Portland, Oregon 97220-9057, and our telephone number is (503) 252-6233.

REORGANIZATION

     On October 1, 2001, Assisted Living Concepts, Inc. (the "Company"), and its wholly owned subsidiary, Carriage House Assisted Living, Inc. voluntarily filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code, as amended (the "Bankruptcy Code"). The bankruptcy court gave final approval to the first amended joint plan of reorganization (the "Plan") on December 28, 2001, and the plan became effective on January 1, 2002 (the "Effective Date").

     Under the Plan, on the Effective Date, the Company issued general unsecured creditors their pro rata shares, subject to the reserve described below (the "Reserve"), of the following securities:

     - $40.25 million principal amount of 10% senior secured notes, due January 1, 2009 (the "Senior Secured Notes");

     - $15.25 million principal amount of junior secured notes, due January 1, 2012 (the "Junior Secured Notes"); and

     - 6.24 million shares of new common stock (representing 96% of the new common stock).

     The Senior Secured Notes and the Junior Secured Notes (collectively the "New Notes") are secured by 57 of our properties.

     The remaining 4% of the new common stock, subject to the Reserve, was issued on the Effective Date to the Company's shareholders immediately prior to the Effective Date.

     Under the Plan, 1.1% of the senior notes, junior notes and new common stock that would otherwise have been issued on the Effective Date were held back as a reserve (the "Reserve") to cover general unsecured claims that had not been either made or settled by the December 19, 2001 cutoff date established under the Plan. The reserved securities will be issued once all these outstanding general unsecured claims have been settled. If the Reserve is insufficient to cover these outstanding general unsecured claims, we will have no further liability with respect to these claims. If the Reserve exceeds the amount of these outstanding general unsecured claims, the excess securities in the Reserve will be distributed pro rata among the holders of all general unsecured claims, including those settled prior to the cutoff date.

     We adopted fresh-start reporting, as of December 31, 2001, in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting By Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). Under fresh-starting reporting, a new entity has been deemed created for financial reporting purposes. See Note 1 to the consolidated financial statements included in Item 14 of this report for additional information.

MANAGEMENT CHANGES

     On the Effective Date, a new Board of Directors of the reorganized Company consisting of seven members was established as follows: W. Andrew Adams (Chairman), Andre Dimitriadis, Mark Holliday, Richard Ladd, Matthew Patrick, Leonard Tannenbaum, and Wm. James Nicol, then the President and Chief Executive Officer of the Company.

     Subsequent to the Effective Date, Steven L. Vick replaced Wm. James Nicol as President, Chief Executive Officer and Director. Mr. Vick joins the Company from Alterra Healthcare Corporation where he previously served as President and Chief Operating Officer. Prior to Alterra, Mr. Vick co-founded Sterling House Corporation in 1991 and served as its President until its merger with Alterra in October, 1997. Previously, he practiced as a certified public accountant specializing in health care consulting.

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

OPERATIONS

     Each residence has an on-site administrator who is responsible for the overall day-to-day operation of the residence, including quality of care, marketing, social services and financial performance. The administrator is assisted by professional and non-professional personnel, some of whom may be independent providers or part-time personnel, including nurses, personal service assistants, maintenance and kitchen personnel. The nursing hours vary depending on the residents' needs. We consult with outside providers, such as registered nurses, pharmacists, and dietitians, for purposes of medication review, menu planning and responding to any special dietary needs of residents. Personal service assistants who primarily are full-time employees are responsible for personal care, dietary services, housekeeping and laundry services. Maintenance services are performed by full and part-time employees.

     We have established an infrastructure that includes 4 regional vice presidents of operations who oversee the overall performance and finances of each region, 18 regional directors of operations and 2 associate regional directors of operations who oversee the day-to-day operations of up to 6 to 11 residences, and team leaders who provide peer support for either three or four residences. We also have regional property managers who oversee the maintenance of the residences and several regional marketing coordinators who assist with marketing the residences. Corporate and regional personnel work with the administrators to establish residence goals and strategies, quality assurance oversight, development of our internal policies and procedures, government relations, marketing and sales, community relations, development and implementation of new programs, cash management, legal support, treasury functions, and human resource management.

COMPETITION

     The long-term care industry generally is highly competitive. We expect that the assisted living business, in particular, will become even more competitive in the future given the relatively low barriers to entry and continuing health care cost containment pressures.

     We compete with numerous other companies providing similar long-term care alternatives. We operate in 16 states and each community in which we operate provides a unique market. Overall, most of our markets include an assisted living competitor offering assisted living facilities that are similar in size, price and range of service. Our competitors include other companies that provide adult day care in the home, higher priced assisted living centers (typically larger facilities with more amenities), congregate care facilities where tenants elect the services to be provided, and continuing care retirement centers on campus-like settings.

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

     We believe that many assisted living markets have been overbuilt. Regulation and other barriers to entry into the assisted living industry are not substantial. In addition, because the segment of the population that can afford to pay our daily resident fee is finite, the number of new assisted living facilities may outpace demand in some markets. The effects of such overbuilding include (a) significantly longer fill-up periods, (b) newly opened facilities attract residents from existing facilities, (c) pressure to lower or refrain from increasing rates, (d) competition for workers in already tight labor markets and (e) lower margins until excess units are absorbed.

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

     In 1981, the federal government approved a Medicaid waiver program called Home and Community Based Care which was designed to permit states to develop programs specific to the healthcare and housing needs of the low-income elderly eligible for nursing home placement (a "Medicaid Waiver Program"). In 1986, Oregon became the first state to use federal funding for licensed assisted living services through a Medicaid Waiver Program authorized by Medicaid Services ("CMS"), formerly the Health Care Financing Administration. Under a Medicaid Waiver Program, states apply to CMS for a waiver to use Medicaid funds to support community-based options for the low-income elderly who need long-term care. These waivers permit states to reallocate a portion of Medicaid funding for nursing facility care to other forms of care such as assisted living. In 1994, the federal government implemented new regulations which empowered states to further expand their Medicaid Waiver Programs and eliminated restrictions on the amount of Medicaid funding states could allocate to community-based care, such as assisted living. A limited number of states including Oregon, New Jersey, Texas, Arizona, Nebraska, Florida, Idaho and Washington currently have operating Medicaid Waiver Programs that allow them to pay for assisted living care. We participate in Medicaid programs in all of these states except Florida. Without a Medicaid Waiver Program, states can only use federal Medicaid funds for long-term care in nursing facilities.

     During the years ended December 31, 1999, 2000 and 2001, direct payments received from state Medicaid agencies accounted for approximately 10.4%, 11.1% and 12.5%, respectively, of our revenue while the tenant-paid portion received from Medicaid residents accounted for approximately 5.9%, 6.2% and 6.8%, respectively, of our revenue during these periods. We expect in the future that state Medicaid reimbursement programs will continue to constitute a significant source of our revenue.

GOVERNMENT REGULATION

     Our assisted living residences are subject to certain state statutes, rules and regulations, including those which provide for licensing requirements. In order to qualify as a state licensed facility, our residences must comply with regulations which address, among other things, staffing, physical design, required services and resident characteristics. As of December 31, 2001, we had obtained licenses in Oregon, Washington, Idaho, Nebraska, Texas, Arizona, Iowa, Louisiana, Ohio, New Jersey, Pennsylvania, Florida, Michigan, Georgia and South Carolina. We are not currently subject to state licensure requirements in Indiana. Our residences are also subject to various local building codes and other ordinances, including fire safety codes. These requirements vary from state to state and are monitored to varying degrees by state agencies.

     As a provider of services under the Medicaid program in the United States, we are subject to Medicaid fraud and abuse laws, which prohibit any bribe, kickback, rebate or remuneration of any kind in return for the referral of Medicaid patients, or to induce the purchasing, leasing, ordering or arranging of any goods or services to be paid for by Medicaid. Violations of these laws may result in civil and criminal penalties and exclusions from participation in the Medicaid program. The Inspector General of the Department of Health and Human Services issued "safe harbor" regulations specifying certain business practices, which are exempt from sanctions under the fraud and abuse law. Several states in which we operate have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers if such arrangements are designed to induce or encourage the referral of patients to a particular provider. We, at all times, attempt to comply with all applicable fraud and abuse laws. There can be no assurance that administrative or judicial interpretation of existing laws or regulations or enactments of new laws or regulations will not have a material adverse effect on our results of operations or financial condition.

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

     Based on poor loss experience, insurers for the long term care industry have become increasingly wary of liability exposures. A number of insurance carriers have stopped writing coverage to this market, and those remaining have increased premiums and deductibles substantially. While nursing homes have been primarily affected, assisted living companies, including us, have experienced premium and deductible increases. During the claim year ended December 31, 2001, our professional liability insurance coverage included retention levels of $250,000 per incident for all states except Florida and Texas in which our retention level is $500,000. Our professional liability insurance is on a claims-made basis. In certain states, particularly Florida and Texas, many long-term care providers are facing very difficult renewals. There can be no assurance that we will be able to obtain liability insurance in the future or that, if such insurance is available, it will be available on terms acceptable to us.

EMPLOYEES

     As of December 31, 2001 we had 3,727 employees, of whom 1,725 were full-time employees and 2,002 were part-time employees. None of our employees are represented by any labor union. We believe that our labor relations are generally good.

ITEM 2. PROPERTIES

     The following chart sets forth, as of December 31, 2001, the location, number of units, opening date, ownership status and occupancy of our residences.

                                                          OPENING                    OCCUPANCY (%)
RESIDENCE                                        UNITS    DATE(1)    OWNERSHIP(2)    AT 12/31/01(3)
---------                                        -----    -------    ------------    --------------
WEST REGION
Idaho
Burley.........................................     35     08/97        Leased            94.3
Caldwell.......................................     35     08/97        Leased            91.3
Garden City....................................     48     04/97         Owned            93.8
Hayden.........................................     39     11/96        Leased            69.2
Idaho Falls....................................     39     01/97         Owned            82.1
Moscow.........................................     35     04/97         Owned            88.6
Nampa..........................................     39     02/97        Leased            82.1
Rexburg........................................     35     08/97         Owned            65.7
Twin Falls.....................................     39     09/97         Owned           100.0
                                                 -----
          Sub Total............................    344                                    85.2
Oregon
Astoria........................................     28     08/96         Owned            57.1
Bend...........................................     46     11/95         Owned            89.1
Brookings......................................     36     07/96         Owned           100.0
Canby..........................................     25     12/90        Leased            96.0
Estacada.......................................     30     01/97         Owned           100.0
Eugene.........................................     47     08/97        Leased            93.6
Hood River.....................................     30     10/95         Owned            80.0
Klamath Falls..................................     36     10/96        Leased           100.0
Lincoln City...................................     33     10/94         Owned            63.6
Madras.........................................     27     03/91         Owned           100.0
Newberg........................................     26     10/92        Leased            84.6
Newport........................................     36     06/96        Leased            63.9
Pendleton......................................     39     04/91        Leased            97.4
Prineville.....................................     30     10/95         Owned            93.3
Redmond........................................     37     03/95        Leased            97.3
Silverton......................................     30     07/95         Owned            93.3

                                                          OPENING                    OCCUPANCY (%)
RESIDENCE                                        UNITS    DATE(1)    OWNERSHIP(2)    AT 12/31/01(3)
---------                                        -----    -------    ------------    --------------
Sutherlin......................................     30     01/97        Leased           100.0
Talent.........................................     36     10/97         Owned            89.1
                                                 -----
          Sub Total............................    602                                    88.8
Washington
Battleground...................................     40     11/96        Leased           100.0
Bremerton......................................     39     05/97         Owned            94.9
Camas..........................................     36     03/96        Leased            97.2
Enumclaw.......................................     40     04/97         Owned            75.0
Ferndale.......................................     39     10/98         Owned            87.2
Grandview......................................     36     02/96        Leased            69.4
Hoquiam........................................     40     07/97        Leased            97.5
Kelso..........................................     40     08/96        Leased            92.5
Kennewick......................................     36     12/95        Leased           100.0
Port Orchard...................................     39     06/97         Owned            82.1
Port Townsend..................................     39     01/98         Owned            94.9
Spokane........................................     39     09/97         Owned            92.3
Sumner(4)......................................     48     03/98         Owned            41.7
Vancouver......................................     44     06/96        Leased            95.5
Walla Walla....................................     36     02/96        Leased            91.7
Yakima.........................................     48     07/98         Owned            97.9
                                                 -----
          Sub Total............................    639                                    88.1
Arizona
Apache Junction................................     48     03/98         Owned            56.3
Bullhead City..................................     40     08/97        Leased            97.5
Lake Havasu....................................     36     04/97        Leased            97.2
Mesa...........................................     50     01/98         Owned            74.0
Payson.........................................     39     10/98         Owned           100.0
Peoria.........................................     50     07/99         Owned            74.0
Prescott Valley................................     39     10/98         Owned            87.2
Surprise.......................................     50     10/98         Owned            86.0
Yuma...........................................     48     03/98         Owned            95.8
                                                 -----
          Sub Total............................    400                                    85.3
CENTRAL REGION
Texas
Abilene........................................     38     10/96         Owned            97.4
Amarillo.......................................     50     03/96         Owned           100.0
Athens.........................................     38     11/95        Leased            78.9
Beaumont.......................................     50     04/96         Owned            78.0
Big Springs....................................     38     05/96         Owned            97.4
Bryan..........................................     30     06/96         Owned            96.7
Canyon.........................................     30     06/96         Owned           100.0
Carthage.......................................     30     10/95        Leased            93.3
Cleburne.......................................     45     01/96         Owned            95.6
Conroe.........................................     38     07/96        Leased           100.0
College Station................................     39     10/96         Owned            87.2
Denison........................................     30     01/96         Owned            93.3
Gainesville....................................     40     01/96         Owned            97.5

                                                          OPENING                    OCCUPANCY (%)
RESIDENCE                                        UNITS    DATE(1)    OWNERSHIP(2)    AT 12/31/01(3)
---------                                        -----    -------    ------------    --------------
Greenville.....................................     41     11/95        Leased            80.5
Gun Barrel City................................     40     10/95        Leased            92.5
Henderson......................................     30     09/96         Owned            96.7
Jacksonville...................................     39     12/95        Leased            97.4
Levelland......................................     30     01/96         Owned           100.0
Longview.......................................     30     09/95        Leased            83.3
Lubbock........................................     50     07/96        Leased            82.0
Lufkin.........................................     39     05/96        Leased            89.7
Marshall.......................................     40     07/95        Leased            92.5
McKinney.......................................     39     01/97         Owned            84.6
McKinney.......................................     50     05/98         Owned            96.0
Mesquite.......................................     50     07/96        Leased            92.0
Midland........................................     50     12/96         Owned            72.0
Mineral Wells..................................     30     07/96         Owned           100.0
Nacogdoches....................................     30     06/96         Owned           100.0
Orange.........................................     36     03/96         Owned            83.3
Pampa..........................................     36     08/96         Owned            91.7
Paris Oaks.....................................     50     12/98         Owned           100.0
Plainview......................................     36     07/96         Owned           100.0
Plano..........................................     64     05/98         Owned            84.4
Port Arthur....................................     50     05/96         Owned           100.0
Rowlett........................................     36     10/96         Owned            94.4
Sherman........................................     39     10/95        Leased            71.8
Sulphur Springs................................     30     01/96         Owned           100.0
Sweetwater.....................................     30     03/96         Owned           100.0
Temple.........................................     40     01/97        Leased            95.0
Wichita Falls..................................     50     10/96        Leased            88.0
                                                 -----
          Sub Total............................  1,581                                    92.1
Nebraska
Beatrice.......................................     39     07/97        Leased           100.0
Blair..........................................     30     07/98         Owned            83.3
Columbus.......................................     39     06/98         Owned            94.9
Fremont........................................     39     05/98         Owned            94.9
Nebraska City..................................     30     06/98         Owned            73.3
Norfolk........................................     39     04/97        Leased            76.9
Seward.........................................     30     10/98         Owned            73.3
Wahoo..........................................     39     06/97        Leased            97.4
York...........................................     39     05/97        Leased            97.4
                                                 -----
          Sub Total............................    324                                    87.9
Iowa
Atlantic.......................................     30     09/98         Owned            53.3
Carroll........................................     35     01/99         Owned           100.0
Clarinda.......................................     35     09/98         Owned           100.0
Council Bluffs.................................     50     03/99         Owned            64.0
Denison........................................     35     05/98        Leased            71.4
Sergeant Bluff.................................     39     11/99         Owned            28.2
                                                 -----
          Sub Total............................    224                                    69.5

                                                          OPENING                    OCCUPANCY (%)
RESIDENCE                                        UNITS    DATE(1)    OWNERSHIP(2)    AT 12/31/01(3)
---------                                        -----    -------    ------------    --------------
SOUTHEAST REGION
Georgia
Rome...........................................     39     08/99         Owned            71.8
Florida
Defuniak Springs...............................     39     07/99         Owned            56.4
Milton.........................................     39     06/99         Owned            87.2
NW Pensacola...................................     39     06/99         Owned            33.3
Quincy.........................................     39     04/99         Owned            51.3
                                                 -----
          Sub Total............................    156                                    57.1
Louisiana
Alexandria.....................................     48     07/98         Owned            58.3
Bunkie.........................................     39     01/99         Owned            69.2
Houma..........................................     48     08/98         Owned            95.8
Ruston.........................................     39     01/99         Owned           100.0
                                                 -----
          Sub Total............................    174                                    80.9
South Carolina
Aiken..........................................     39     02/98         Owned           100.0
Clinton........................................     39     11/97        Leased            87.2
Goose Creek....................................     39     08/98        Leased            82.1
Greenwood......................................     39     05/98        Leased           100.0
Greer..........................................     39     06/99         Owned           100.0
James Island...................................     39     08/98         Owned            82.1
North Augusta..................................     39     10/98         Owned            94.9
Port Royal.....................................     39     09/98         Owned            74.4
Summerville....................................     39     02/98         Owned            92.3
                                                 -----
          Sub Total............................    351                                    90.3
EAST REGION
Indiana
Bedford........................................     39     03/98         Owned            97.4
Bloomington....................................     39     01/98         Owned            66.7
Camby..........................................     39     12/98         Owned            79.5
Crawfordsville.................................     39     06/99         Owned           100.0
Elkhart........................................     39     09/97        Leased            30.8
Fort Wayne.....................................     39     06/98         Owned            76.9
Franklin.......................................     39     05/98         Owned            33.3
Huntington.....................................     39     02/98         Owned            46.2
Jeffersonville(5)..............................     39     03/99         Owned            30.8
Kendallville...................................     39     05/98         Owned            46.2
Lafayette......................................     39     11/99         Owned            69.2
LaPorte........................................     39     10/98         Owned            48.7
Logansport.....................................     39     02/98         Owned            94.9
Madison........................................     39     10/97        Leased            61.5
Marion.........................................     39     03/98         Owned            74.4
Muncie.........................................     39     02/98         Owned            87.2
New Albany.....................................     39     05/98         Owned            69.2
New Castle.....................................     39     02/98         Owned           100.0
Seymour........................................     39     05/98         Owned            89.7

                                                          OPENING                    OCCUPANCY (%)
RESIDENCE                                        UNITS    DATE(1)    OWNERSHIP(2)    AT 12/31/01(3)
---------                                        -----    -------    ------------    --------------
Shelbyville....................................     39     05/98         Owned            69.2
Warsaw.........................................     39     10/97         Owned            56.4
                                                 -----
          Sub Total............................    819                                    68.0
Michigan
Coldwater......................................     39     10/99         Owned            69.2
Kalamazoo......................................     39     11/99         Owned            74.4
Three Rivers...................................     39     04/99         Owned            53.9
                                                 -----
          Sub Total............................    117                                    65.8
New Jersey
Bridgeton......................................     39     03/98         Owned            79.5
Burlington.....................................     39     11/97         Owned            89.7
Egg Harbor.....................................     39     04/99         Owned            87.2
Glassboro......................................     39     03/97        Leased            97.4
Millville......................................     39     05/97        Leased            92.3
Pennsville.....................................     39     11/97         Owned            97.4
Rio Grande.....................................     39     11/97         Owned            64.1
Vineland.......................................     39     01/97        Leased            84.6
                                                 -----
          Sub Total............................    312                                    86.5
Ohio
Bellefontaine..................................     35     03/97         Owned            51.4
Bucyrus........................................     35     01/97         Owned           100.0
Cambridge......................................     39     10/97         Owned            97.4
Celina.........................................     39     04/97         Owned            64.1
Defiance.......................................     35     02/96         Owned           100.0
Findlay........................................     39     03/97         Owned            61.5
Fremont........................................     39     07/97        Leased           100.0
Greenville.....................................     39     02/97         Owned            76.9
Hillsboro......................................     39     03/98         Owned            66.7
Kenton.........................................     35     03/97         Owned            82.9
Lima...........................................     39     06/97         Owned            51.3
Marion.........................................     39     04/97         Owned            82.1
Newark.........................................     39     10/97        Leased            97.4
Sandusky.......................................     39     09/98         Owned            64.1
Tiffin.........................................     35     06/97        Leased            91.4
Troy...........................................     39     03/97        Leased            92.3
Wheelersburg...................................     39     09/97        Leased            66.7
Zanesville.....................................     39     12/97         Owned           100.0
                                                 -----
          Sub Total............................    682                                    80.4
Pennsylvania
Butler.........................................     39     12/97         Owned            97.4
Hermitage......................................     39     03/98         Owned            76.9
Indiana........................................     39     03/98        Leased           100.0
Johnstown......................................     39     06/98         Owned            64.1
Latrobe........................................     39     12/97         Owned           100.0
Lower Burrell..................................     39     01/97         Owned           100.0
New Castle.....................................     39     04/98         Owned           100.0

                                                          OPENING                    OCCUPANCY (%)
RESIDENCE                                        UNITS    DATE(1)    OWNERSHIP(2)    AT 12/31/01(3)
---------                                        -----    -------    ------------    --------------
Penn Hills.....................................     39     05/98         Owned            92.3
Uniontown......................................     39     06/98         Owned            74.4
                                                 -----
          Sub Total............................    351                                    89.5
                                                 -----
          Grand Total..........................  7,115                                    83.7%
                                                 =====

---------------
(1) Reflects the date we commenced operations.

(2) As of December 31, 2001, we owned 129 residences and we leased 55 residences pursuant to long-term operating leases. Of the 129 owned residences, 38 are subject to permanent mortgage financing, 3 are subject to HUD mortgage financing, 31 are subject to financing with Heller Healthcare Finance, Inc. and the remaining 57 owned properties are collateral for the New Notes. See Notes 4, 6 and 7 to the consolidated financial statements included elsewhere herein.

(3) Occupancy is calculated based upon occupied units at December 31, 2001.

(4) As of December 31, 2001, Sumner, Washington had received a notice of license revocation. The notice of license revocation is still pending as of the date of this filing.

(5) Due to market conditions, we closed this facility on March 15, 2002. This property is one of fifty-seven properties which serve as collateral for the New Notes. We are currently exploring disposal options of this facility which may include selling the facility or leasing it to a third party. If we elect to sell the property, we must first obtain permission from BNY Midwest Trust Company, the New Notes trustee and all proceeds must be submitted to the trustee.

     In 2001, we also leased office space for the corporate office in Portland, Oregon and the regional offices in Dallas, Texas and Dublin, Ohio.

ITEM 3. LEGAL PROCEEDINGS

     On October 1, 2001, we voluntarily filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. The bankruptcy court gave final approval to our Plan of reorganization on December 28, 2001, and the plan became effective on the Effective Date, January 1, 2002.

     Under the Plan, on the Effective Date, the Company issued general unsecured creditors their pro rata shares, subject to the Reserve, of the following securities:

     - $40.25 million principal amount of Senior Secured Notes;

     - $15.25 million principal amount of Junior Secured Notes; and

     - 6.24 million shares of new common stock (representing 96% of the new common stock).

     The New Notes are secured by 57 of our properties.

     The remaining 4% of the new common stock, subject to the Reserve, was issued on the Effective Date to the Company's shareholders immediately prior to the Effective Date.

     Under the Plan, 1.1% of the senior notes, junior notes and new common stock that would otherwise have been issued on the Effective Date were held back in the Reserve to cover general unsecured claims that had not been either made or settled by the December 19, 2001 cutoff date established under the Plan. The reserved securities will be issued once all these outstanding general unsecured claims have been settled. If the Reserve is insufficient to cover these outstanding general unsecured claims, we will have no further liability with respect to these claims. If the Reserve exceeds the amount of these outstanding general unsecured claims, the excess securities will be distributed pro rata among the holders of all general unsecured claims, including those settled prior to the cutoff date.

  Insurance Coverage Dispute

     In September 2000, we reached an agreement to settle the class action litigation relating to the restatement of our consolidated financial statements for the years ended December 31, 1996 and 1997 and the first three fiscal quarters of 1998. This agreement received final court approval on November 30, 2000 and we were dismissed from the litigation with prejudice. On September 28, 2001, we made our final installment of $1.0 million on our promissory note for the class action litigation settlement. Although we were dismissed from the litigation with prejudice, a dispute which arose with our corporate liability insurance carriers remains unresolved. At the time we settled the class action litigation, the Company and the insurance carriers agreed to resolve this dispute through binding arbitration, and we filed a complaint for a declaratory judgment that we are not liable to the carriers as claimed. The carriers counter-claimed to recover an amount capped at $4.0 million.

     After filing our bankruptcy petition on October 1, 2001, we made a motion for dismissal of our complaint for declaratory relief in the arbitration based upon having filed for bankruptcy protection. An objection was filed to our motion, and one of our insurance carriers filed a proof of claim in the amount of $4.0 million in the bankruptcy proceeding. We dispute that claim. We offered (and the offer currently remains outstanding) to settle the dispute for $75,000 to be paid out as part of the bankruptcy process. See Notes 1 and 13 to the consolidated financial statements included elsewhere herein.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

PREDECESSOR COMPANY

     Our Common Stock, par value $0.01 (the "Common Stock"), was listed on the American Stock Exchange ("AMEX") under the symbol "ALF" until October 26, 2001. On October 26, 2001, our Common Stock was delisted and ceased trading on the AMEX. On November 29, 2001, our Common Stock was listed and began trading on the OTC Bulletin Board(R) ("OTC.BB") under the symbol "ALFC". The following table sets forth the high and low closing sales prices of our Common Stock, as reported by the AMEX, for the periods indicated.

                                            1999(1)               2000              2001(2)
                                        ---------------      --------------      --------------
                                         HIGH      LOW       HIGH      LOW       HIGH      LOW
                                        ------    -----      -----    -----      -----    -----
Years ended December 31:
  1st Quarter.........................  $14.50    $3.31      $2.38    $1.31      $0.94    $0.25
  2nd Quarter.........................    3.31     2.88       1.50     0.63       0.49     0.06
  3rd Quarter.........................      --       --       0.88     0.44       0.13     0.05
  4th Quarter.........................    2.25      .81       0.63     0.19       0.09     0.01

---------------
(1) On April 15, 1999, the AMEX halted trading in the Common Stock. Trading was resumed on October 4, 1999 after a restatement related to the years ended December 31, 1996 and 1997 and the first three fiscal quarters of 1998 was completed.

(2) From the period from November 29, 2001 through December 31, 2001, the high and low closing sales prices of our Common Stock, as reported by OTC.BB, were $0.04 and $0.01, respectively. The OTC.BB market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     As of December 31, 2001, we had approximately 102 holders of record of the Predecessor Company's Common Stock. We are unable to estimate the number of additional shareholders whose shares are held for them in street name or nominee accounts.

SUCCESSOR COMPANY

     Our Common Stock, par value $0.01 (the "Common Stock"), is listed on the OTC.BB under the symbol "ASLC".

     Our current policy is to retain any earnings to finance the operations of our business. In addition, certain outstanding indebtedness and certain lease agreements restrict the payment of cash dividends. It is anticipated that the terms of future debt financing may do so as well. Therefore, the payment of any cash dividends on the Common Stock is unlikely in the foreseeable future.

     As of March 1, 2002, we had approximately 33 holders of record of the Successor Company's Common Stock. We are unable to estimate the number of additional shareholders whose shares are held for them in street name or nominee accounts.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected historical consolidated financial data. The consolidated statement of operations data for the years ended December 31, 1999, 2000 and 2001, as well as the consolidated balance sheet data as of December 31, 2000 and 2001, are derived from our consolidated financial statements included elsewhere in this report which have been audited by KPMG LLP, independent auditors. Upon emergence from Chapter 11 proceedings, we adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting By Entities in Reorganization Under the Bankruptcy Code. In connection with the adoption of fresh-start reporting, a new entity has been deemed created for financial reporting purposes effective December 31, 2001. Consequently, the consolidated balance sheet data at December 31, 2001 is labeled "Successor Company," and reflects the Plan and the principles of fresh-start reporting. Periods presented prior to December 31, 2001 have been designated "Predecessor Company." Note 1 to our consolidated financial statements, included elsewhere in this Report, provides a reconciliation of the Predecessor Company's consolidated balance sheet as of December 31, 2001 to that of the Successor Company which presents the adjustments that give effect to the reorganization and fresh-start reporting. You should read the selected financial data below in conjunction with our consolidated financial statements, including the related notes, and the information in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                               PREDECESSOR COMPANY
                                                             --------------------------------------------------------
                                                                             YEARS ENDED DECEMBER 31,
                                                             --------------------------------------------------------
                                                              1997        1998        1999        2000        2001
                                                             -------    --------    --------    --------    ---------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue....................................................  $49,605    $ 89,384    $117,489    $139,423    $ 150,678
Operating expenses:
  Residence operating expenses.............................   31,591      57,443      81,767      95,032      103,867
  Corporate general and administrative.....................    4,050      11,099      21,178      18,365       17,119
  Building rentals.........................................    7,969      12,764      15,367      16,004       15,980
  Depreciation and amortization............................    3,683       6,339       8,981       9,923       10,349
  Class action litigation settlement.......................       --          --          --      10,020           --
  Terminated merger expense................................       --       1,068         228          --           --
  Site abandonment costs...................................       --       2,377       4,912          --           --
  Write-off of impaired assets and related expenses........       --       8,521          --          --           --
                                                             -------    --------    --------    --------    ---------
        Total operating expenses...........................   47,293      99,611     132,433     149,344      147,315
                                                             -------    --------    --------    --------    ---------
Operating income (loss)....................................    2,312     (10,227)    (14,944)     (9,921)       3,363
                                                             -------    --------    --------    --------    ---------
Other income (expense):
  Interest expense.........................................   (4,946)    (11,039)    (15,200)    (16,363)     (19,465)
  Interest income..........................................    1,526       3,869       1,598         786          655
  Gain (loss) on sale and disposal of assets...............   (1,250)       (651)       (127)         13          (88)
  Loss on sale of marketable securities....................       --          --          --        (368)          --
  Other income (expense), net..............................     (121)     (1,174)       (260)         67           30
                                                             -------    --------    --------    --------    ---------
        Total other expense................................   (4,791)     (8,995)    (13,989)    (15,865)     (18,868)
                                                             -------    --------    --------    --------    ---------
Loss before debt restructure and reorganization cost, fresh
  start adjustments, extraordinary item and cumulative
  effect of change in accounting principle.................   (2,479)    (19,222)    (28,933)    (25,786)     (15,505)
Debt restructure and reorganization cost...................       --          --          --          --       (8,581)
Fresh start adjustments....................................       --          --          --          --     (119,320)
                                                             -------    --------    --------    --------    ---------
Loss before extraordinary item and cumulative effect of
  change in accounting principle...........................   (2,479)    (19,222)    (28,933)    (25,786)    (143,406)
Extraordinary item -- gain on reorganization...............       --          --          --          --       79,520
Cumulative effect of change in accounting principle........       --      (1,523)         --          --           --
                                                             -------    --------    --------    --------    ---------
Net loss...................................................  $(2,479)   $(20,745)   $(28,933)   $(25,786)   $ (63,886)
                                                             =======    ========    ========    ========    =========
Basic and diluted net loss per common share:
Loss before extraordinary item and cumulative effect of
  change in accounting principle...........................  $ (0.21)   $  (1.18)   $  (1.69)   $  (1.51)   $   (8.38)
Extraordinary item.........................................       --          --          --          --         4.65
Cumulative effect of change in accounting principle........       --       (0.09)         --          --           --
                                                             -------    --------    --------    --------    ---------
Basic and diluted net loss per common share................  $ (0.21)   $  (1.27)   $  (1.69)   $  (1.51)   $   (3.73)
                                                             =======    ========    ========    ========    =========
Basic and diluted weighted average common shares
  Outstanding..............................................   11,871      16,273      17,119      17,121       17,121(1)
                                                             =======    ========    ========    ========    =========

---------------
(1) 6,431,759 shares of common stock of the Successor Company were issued upon the cancellation of all shares of the Predecessor Company as of the Effective Date, excluding 68,241 shares subject to the Reserve that will be issued upon settlement of certain unsecured bankruptcy claims. See Note 1 to the consolidated financial statements included elsewhere herein.

                                                                  PREDECESSOR COMPANY
                                                      --------------------------------------------    SUCCESSOR
                                                                           AT DECEMBER 31,             COMPANY
                                                      ---------------------------------------------------------
                                                        1997        1998        1999        2000        2001
                                                      --------    --------    --------    --------    ---------
                                                                           (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...........................  $ 63,269    $ 55,036    $  7,606    $  7,444    $  6,077
Working capital (deficit)...........................    40,062      43,856          37     (15,911)     (6,299)
Total assets........................................   324,367     414,669     346,188     336,458     222,253
Long-term debt, excluding current portion...........   157,700     266,286     233,199     231,657     161,461
Shareholders' equity................................   132,244     119,197      89,344      63,886      32,799

                            QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)
       (IN THOUSANDS EXCEPT PER SHARE, OCCUPANCY AND AVERAGE RENTAL DATA)
                              PREDECESSOR COMPANY

                                   2000 QUARTERLY FINANCIAL DATA                        2001 QUARTERLY FINANCIAL DATA
                         -------------------------------------------------   ---------------------------------------------------
                           1ST       2ND       3RD        4TH     YEAR TO      1ST       2ND       3RD        4TH       YEAR TO
RESULTS OF OPERATIONS      QTR       QTR       QTR        QTR       DATE       QTR       QTR       QTR        QTR        DATE
---------------------    -------   -------   --------   -------   --------   -------   -------   -------   ---------   ---------
Revenue................  $33,132   $34,146   $ 35,308   $36,837   $139,423   $36,877   $37,371   $38,009   $  38,421   $ 150,678
Operating income
  (loss)...............       28       434     (8,598)   (1,785)    (9,921)      328     1,318       666       1,051       3,363
Net loss before
  extraordinary item...   (3,791)   (3,821)   (12,445)   (5,729)   (25,786)   (4,198)   (4,611)   (7,333)   (127,264)   (143,406)
Extraordinary
  item -- gain on
  reorganization.......       --        --         --        --         --        --        --        --      79,520      79,520
Net loss...............  $(3,791)  $(3,821)  $(12,445)  $(5,729)  $(25,786)  $(4,198)  $(4,611)  $(7,333)  $ (47,744)  $ (63,886)
Basic and diluted net
  loss per common share
  before extraordinary
  item(1)..............  $  (.22)  $  (.22)  $   (.73)  $  (.34)  $  (1.51)  $  (.25)  $  (.27)  $  (.43)  $   (7.43)  $   (8.38)
Extraordinary
  item -- gain on
  reorganization.......       --        --         --        --         --        --        --        --        4.65        4.65
Basic and diluted net
  loss per common
  share(1).............  $  (.22)  $  (.22)  $   (.73)  $  (.34)  $  (1.51)  $  (.25)  $  (.27)  $  (.43)  $   (2.78)  $   (3.73)
Basic and diluted
  weighted average
  common shares
  outstanding(2).......   17,121    17,121     17,121    17,121     17,121    17,121    17,121    17,121      17,121      17,121
Average monthly rental
  rate per unit........  $ 1,947   $ 1,974   $  2,002   $ 2,038   $  1,991   $ 2,041   $ 2,056   $ 2,082   $   2,112   $   2,073
Average occupancy
  rate(3)..............     78.4%     79.8%      81.4%     83.1%      80.7%     83.4%     83.9%     84.3%       84.2%       84.0%
End of period occupancy
  rate(3)..............     79.6%     81.6%      82.6%     83.0%      83.0%     83.3%     84.2%     84.9%       83.7%       83.7%

---------------
(1) Quarter net loss per share amounts may not add to the full year total due to rounding.

(2) 6,431,759 shares of common stock of the Successor Company were issued upon the cancellation of all shares of the Predecessor Company as of the Effective Date, excluding 68,241 shares subject to the Reserve that will be issued upon settlement of certain unsecured bankruptcy claims. See Note 1 to the consolidated financial statements included elsewhere herein.

(3) Based upon available units.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We operate, own and lease free-standing assisted living residences. These residences are primarily located in small middle-market rural and suburban communities with a population typically ranging from 10,000 to 40,000. We provide personal care and support services, and make available routine nursing services (as permitted by applicable law) designed to meet the personal and health care needs of our residents. As of December 31, 2001, we had operations in 16 states.

     We experienced significant and rapid growth between 1994 and 1998, primarily through the development of assisted living residences and, to a lesser extent, through the acquisition of assisted living residences. At the closing of our initial public offering in November 1994, we had an operating base of five leased residences (137 units) located in Oregon. We opened twenty residences (798 units) in 1999 and no residences in 2000. As of December 31, 2001, we operated 184 residences (7,115 units), of which we owned 129 residences (5,010 units) and leased 55 residences (2,105 units).

     We derive our revenues primarily from resident fees for the delivery of assisted living services. Resident fees typically are paid monthly by residents, their families, state Medicaid agencies or other third parties. Resident fees include revenue derived from a multi-tiered rate structure, which varies based upon type of room and on the level of care provided. Resident fees are recognized as revenues when services are provided. Our operating expenses include:

     - residence operating expenses, such as staff payroll, food, property taxes, utilities, insurance and other direct residence operating expenses;

     - general and administrative expenses consisting of regional management and corporate support functions such as legal, accounting and other administrative expenses;

     - building rentals; and

     - depreciation and amortization.

     We anticipate that the majority of our revenues will continue to come from private pay sources. However, we believe that by having located some of our residences in states with favorable regulatory and reimbursement climates, we should have a stable source of residents eligible for Medicaid reimbursement to the extent that private pay residents are not available and, in addition, provide our private pay residents with alternative sources of income when their private funds are depleted and they become Medicaid eligible.

     Although we manage the mix of private paying tenants and Medicaid paying tenants residing in our facilities, any significant increase in our Medicaid population could have an adverse effect on our financial position, results of operations or cash flows, particularly if states operating these programs continue to, or more aggressively seek, limits on reimbursement rates. See "Risk Factors -- We depend on reimbursement by third-party payors."

REORGANIZATION

     On October 1, 2001, we voluntarily filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. The bankruptcy court gave final approval to our Plan of reorganization on December 28, 2001, and the plan became effective on the Effective Date, January 1, 2002.

     Under the Plan, on the Effective Date, the Company issued general unsecured creditors their pro rata shares, subject to the Reserve, of the following securities:

     - $40.25 million principal amount of Senior Secured Notes;

     - $15.25 million principal amount of Junior Secured Notes; and

     - 6.24 million shares of new common stock (representing 96% of the new common stock).

     The New Notes are secured by 57 of the Company's properties.

     The remaining 4% of the new common stock, subject to the Reserve, was issued on the Effective Date to the Company's shareholders immediately prior to the Effective Date.

     Under the Plan, 1.1% of the senior notes, junior notes and new common stock that would otherwise have been issued on the Effective Date were held back in the Reserve to cover general unsecured claims that had not been either made or settled by the December 19, 2001 cutoff date established under the Plan. The reserved securities will be issued once all these outstanding general unsecured claims have been settled. If the Reserve is insufficient to cover these outstanding general unsecured claims, we will have no further liability with respect to these claims. If the Reserve exceeds the amount of these outstanding general unsecured claims, the excess securities will be distributed pro rata among the holders of all general unsecured claims, including those settled prior to the cutoff date.

     On the Effective Date, a new Board of Directors of the reorganized Company consisting of seven members was established as follows: W. Andrew Adams (Chairman), Andre Dimitriadis, Mark Holliday, Richard Ladd, Matthew Patrick, Leonard Tannenbaum, and Wm. James Nicol, then the President and Chief Executive Officer of the Company. Subsequent to the Effective Date, Steven L. Vick replaced Mr. Nicol as President, Chief Executive Officer and Director.

     We adopted fresh-start reporting, as of December 31, 2001, in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting By Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). Under fresh-starting reporting, a new entity has been deemed created for financial reporting purposes. See Note 1 to the consolidated financial statements included in Item 14 of this report for additional information.

FRESH-START REPORTING

     Upon emergence from Chapter 11 proceedings, we adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting By Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). In connection with the adoption of fresh-start reporting, a new entity has been deemed created for financial reporting purposes. For financial reporting purposes, we adopted the provisions of fresh-start reporting effective December 31, 2001. Consequently, the consolidated balance sheet and related information included in Item 6 and
Item 14 at December 31, 2001 is labeled "Successor Company," and reflects the Plan and the principles of fresh-start reporting. Periods presented prior to December 31, 2001 have been designated "Predecessor Company." For purposes of this Item 7, references to operating results and cash flows for periods ended prior to December 31, 2001 refer to the operating results and cash flows of the Predecessor Company, and references to working capital and other balance sheet data, liquidity and prospective information regarding future periods refer to the Successor Company.

     In adopting the requirements of fresh-start reporting as of December 31, 2001, we were required to value our assets and liabilities at their estimated fair value and eliminate our accumulated deficit at December 31, 2001. With the assistance of financial advisors who relied upon various valuation methods including discounted projected cash flows and other applicable ratios and economic industry information relevant to our operations, and through negotiations with the various creditor parties in interest, we determined our reorganization value to be $32.8 million.

     The adjustments to reflect the adoption of fresh-start reporting, including the adjustments to record property, plant and equipment, at their fair values, have been reflected in the consolidated balance sheet as of December 31, 2001. In addition, the Successor Company's balance sheet was further adjusted to eliminate existing liabilities subject to compromise, associated deferred financing costs and deferred gains, goodwill, and the historical consolidated shareholders' equity. See Note 1 to the consolidated financial statements included elsewhere herein for a reconciliation of the Predecessor Company and the Successor Company consolidated balance sheets as of December 31, 2001.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, income taxes, financing operations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies are more significant to the judgments and estimates used in the preparation of our consolidated financial statements:

          Fresh-Start Reporting. Upon emerging from Chapter 11 proceedings we adopted fresh-start reporting in accordance with SOP 90-7. For financial reporting purposes, we were required to value our assets and liabilities at their current fair value. With assistance of financial advisors in reliance upon various valuation methods, including discounted projected cash flow analysis and other applicable ratios and economic industry information relevant to our operations and through negotiations with various creditor parties in interest, we determined a reorganization value of $32.8 million. The reorganization value was allocated to our assets and liabilities based upon their fair value.

          The determination of fair value of assets and liabilities required significant estimates and judgments made by management, particularly as it related to the fair market value of our debt, operating leases and property, plant and equipment. The fair value of our debt at December 31, 2001 was determined based upon current effective interest rates for similar debt instruments. The fair value of our leases and property, plant and equipment were based on current market rentals and building values. Results may differ under different assumptions or conditions.

          Income Taxes. Historically, we have not recorded a provision for income taxes as we had generated a loss for both financial reporting and tax purposes. We have recorded a 100% valuation allowance for our net deferred tax assets as we believe it is more likely than not that the benefit will not be realized. Pursuant to SOP 90-7, the income tax benefit, if any, of any future realization of the remaining NOL carryforwards and other deductible temporary differences existing as of the effective date will be applied as a reduction to additional paid-in capital.

RESULTS OF OPERATIONS

  Year ended December 31, 2001 compared to year ended December 31, 2000

     The following table sets forth, for the periods presented, the number of total residences and units operated, average occupancy rates, the sources of our revenue and operating expenses as a percentage of revenue. The portion of revenues received from state Medicaid agencies are labeled as "Medicaid state portion" while the portion of our revenues that a Medicaid-eligible resident must pay out of his or her own resources is labeled "Medicaid resident portion."

                                               YEARS ENDED DECEMBER 31,                  YEARS
                                     --------------------------------------------        ENDED
                                                                       PERCENTAGE     DECEMBER 31,
                                                          INCREASE/    INCREASE/     --------------
                                      2000      2001      DECREASE      DECREASE     2000     2001
                                     ------    -------    ---------    ----------    -----    -----
                                                                                     (AS PERCENTAGE
                                          (IN MILLIONS, EXCEPT PERCENTAGES)           OF REVENUE)
Revenue............................  $139.4    $ 150.7     $  11.3          8.1%     100.0%   100.0%
Operating expenses:
  Residence operating expenses.....    95.0      103.9         8.9          9.4%      68.1%    68.9%
  Corporate general and
     administrative................    18.4       17.2        (1.2)        (6.5)%     13.2%    11.4%
  Building rentals.................    16.0       16.0          --          0.0%      11.5%    10.6%
  Depreciation and amortization....     9.9       10.3         0.4          4.0%       7.1%     6.8%
  Class action litigation
     settlement....................    10.0         --       (10.0)      (100.0)%      7.2%      --
                                     ------    -------     -------       ------      -----    -----
          Total operating
            expenses...............   149.3      147.3        (2.0)        (1.3)%    107.1%    97.7%
                                     ------    -------     -------       ------      -----    -----
Operating income (loss)............    (9.9)       3.4        13.3        134.3%      (7.1)%    2.3%
                                     ------    -------     -------       ------      -----    -----
Other income (expense):
  Interest expense.................   (16.4)     (19.5)       (3.1)        18.9%     (11.8)%  (12.9)%
  Interest income..................     0.8        0.7        (0.1)       (12.5)%      0.6%     0.5%
  Loss on disposal of assets.......      --       (0.1)       (0.1)      (100.0)%       --     (0.1)%
  Loss on sale of marketable
     securities....................    (0.4)        --         0.4        100.0%      (0.3)%     --
  Other income (expense), net......     0.1         --        (0.1)      (100.0)%       --       --
                                     ------    -------     -------       ------      -----    -----
          Total other expense......   (15.9)     (18.9)       (3.0)       (18.9)%    (11.4)%  (12.5)%
                                     ------    -------     -------       ------      -----    -----
  Loss before debt restructure and
     reorganization costs, fresh
     start adjustments and
     extraordinary item............   (25.8)     (15.5)       10.3         39.9%     (18.5)%  (10.3)%
                                     ------    -------     -------       ------      -----    -----
  Debt restructure and
     reorganization costs..........      --       (8.6)       (8.6)       100.0%        --     (5.7)%
  Fresh start adjustments..........      --     (119.3)     (119.3)       100.0%        --    (79.2)%
                                     ------    -------     -------       ------      -----    -----
Loss before extraordinary item.....   (25.8)    (143.4)     (117.6)       455.8%     (18.5)%  (95.2)%
  Extraordinary item -- gain on
     reorganization................      --       79.5        79.5        100.0%        --     52.7%
                                     ------    -------     -------       ------      -----    -----
Net loss...........................  $(25.8)   $ (63.9)    $ (38.1)       147.7%     (18.5)%  (42.4)%
                                     ======    =======     =======       ======      =====    =====

Other Data:

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
TOTAL RESIDENCES                                            1999      2000      2001
----------------                                           ------    ------    ------
Residences operated (end of period)......................     185       185       184
Units operated (end of period)...........................   7,148     7,149     7,115
Average occupancy rate (based on occupied units).........    75.1%     80.7%     84.0%
End of year occupancy rate (based on occupied units).....    78.1%     83.0%     83.7%
Average monthly rental rate..............................  $1,898    $1,991    $2,073
Sources of revenue:
  Medicaid state portion.................................    10.4%     11.1%     12.5%
  Medicaid resident portion..............................     5.9%      6.2%      6.8%
  Private................................................    83.7%     82.7%     80.7%
                                                           ------    ------    ------
          Total..........................................   100.0%    100.0%    100.0%
                                                           ======    ======    ======

     We incurred a net loss of $63.9 million, or $3.73 per basic and diluted share, on revenue of $150.7 million for the year ended December 31, 2001 (the "2001 Period") as compared to a net loss of $25.8 million, or $1.51 per basic and diluted share, on revenue of $139.4 million for the year ended December 31, 2000 (the "2000 Period"). Net loss before extraordinary gain on reorganization was $143.4 million, or $8.38 per basic and diluted share, for the 2001 Period as compared to a net loss of $25.8 million, or $1.51 per basic and diluted share, for the 2000 Period.

     We had certificates of occupancy for 184 residences (7,115 units) at the end of 2001 compared to 185 residences (7,149 units) in 2000. In accordance with the Plan, we discontinued one lease (34 units), effective December 1, 2001.

     Revenue. Revenue was $150.7 million for the 2001 Period as compared to $139.4 million for the 2000 Period, an increase of $11.3 million or 8.1%. The increase in revenue was primarily attributable to a combination of an increase in average occupancy to 84.0% and average monthly rental rate of $2,073 for the 2001 period compared to average occupancy of 80.7% and average monthly rental rate of $1,991 for the 2000 period.

     Residence Operating Expenses. Residence operating expenses were $103.9 million for the 2001 Period as compared to $95.0 million for the 2000 Period, an increase of $8.9 million or 9.4%.

     The principal elements of the increase include:

     - $7.6 million related to increases in payroll costs due to increases in occupancy, wages, benefits, and medical and workers compensation insurance premiums;

     - $1.0 million related to increased utility costs;

     - $2.0 million related to increases in professional and property liability insurance premiums and deductibles or retentions; and

     - $700,000 related to an increase in kitchen expense, including food, as a result of increased occupancy.

     These increases were offset by the following decreases:

     - $1.9 million decrease in bad debt expense due to more timely collection of aged account receivable balances;

     - $600,000 decrease in property tax expense as a result of changes in assessments and related estimates; and

     - $100,000 decrease in property related repairs and maintenance.

     Corporate General and Administrative. Corporate general and administrative expenses as reported were $17.2 million for the 2001 Period as compared to $18.4 million for the 2000 Period, a decrease of $1.2 million or 6.5%. The 2000 Period include a reduction of $900,000 related to an insurance reimbursement for legal and professional fees incurred in prior periods in connection with the class action litigation. Excluding the $900,000 reimbursement, corporate general and administrative expenses for the 2000 Period were $19.3 million, compared to $17.2 million for the 2001 Period, a decrease of $2.1 million. The principal elements of the decrease include:

     - $440,000 decrease related to reduced premiums for directors, officers and corporate liability insurance;

     - $600,000 decrease related to lower professional fees, including financial advisory and legal;

     - $200,000 decrease in communication expense due to implementation of more efficient communications infrastructure; and

     - $180,000 decrease in payroll and related expenses due to 2000 corporate general and administrators expenses including $1.2 million of severance related pay for prior officers, offset by a $1.0 million increase due to increases in wages and benefits resulting primarily from increased employee retention and increases in benefit rates.

     Building Rentals. Building rentals were $16.0 million for both the 2001 and 2000 Periods. Building rentals for the 2001 Period include $145,000 of a retroactive rent increase paid to one lessor during the first quarter of 2001 and exclude $200,000 of building rental expense related to 16 operating leases on facilities repurchased in October 2001. Excluding these two items, the increase in building rentals was due to scheduled annual rent escalators.

     Depreciation and Amortization. Depreciation and amortization was $10.3 million for the 2001 Period as compared to $9.9 million for the 2000 Period, an increase of $400,000 or 4.0%. Depreciation expense was $10.0 million and amortization expense related to goodwill was $292,000 for the 2001 Period as compared to $9.6 million and $292,000, respectively, for the 2000 Period. The increase in depreciation is the result of improvements to our communications infrastructure and the purchase of 16 previously leased residences on October 24, 2001.

     Interest Expense. Interest expense was $19.5 million for the 2001 Period as compared to $16.4 million for the 2000 Period, an increase of $3.1 million or 18.9%. The increase was related to interest incurred on our $4.0 million bridge loan, interest incurred on HUD loans with principal of $7.9 million, interest incurred on Heller Healthcare, Inc. ("Heller") credit facility draws of $17.0 million and $23.5 million of Heller financing in connection with the purchase of 16 previously leased facilities. Additionally, $1.9 million of deferred financing costs were written off to interest expense when the maturity of the Heller credit facility changed during the fourth quarter of 2001.

     Interest Income. Interest income was $655,000 for the 2001 Period as compared to $786,000 for the 2000 Period, a decrease of $131,000. The decrease is related to interest income earned on lower average cash balances during the 2001 Period.

     Gain (Loss) on Sale of Assets. Loss on disposal of assets was $88,000 for the 2001 Period, whereas gain on sale of assets was $13,000 for the 2000 Period, a difference of $101,000. The loss during the 2001 Period was primarily related to the sale of undeveloped land. The gain during the 2000 Period was related to the sale of retired computer equipment.

     Other Income (Expense). Other income was $30,000 for the 2001 Period as compared to other income of $67,000 for the 2000 Period. Other income during the 2000 Period was primarily related to a contract to provide development services to a third party.

     Debt Restructure and Reorganization Costs. During the 2001 Period we incurred $8.6 million of costs associated with establishing and implementing the Plan. These costs include $7.4 million of professional fees, primarily legal, accounting and investment advisory fees and $1.2 million of payments related to the Plan made in accordance with employment agreements.

     Fresh-Start Adjustments. Fresh-start valuation adjustments of $119.3 million were recorded pursuant to the provisions of AICPA SOP 90-7, which require entities to record their assets and liabilities at estimated fair values. The fresh-start valuation adjustment is principally the result of the elimination of predecessor company goodwill and the revaluation of debt and property, plant and equipment to estimated fair values.

     Extraordinary Item -- Gain on Reorganization. During the 2001 Period, an extraordinary gain on reorganization of $79.5 million was recorded in accordance with the implementation of the Plan (See Note 1 to the consolidated financial statements included elsewhere herein).

     Net Loss. As a result of the above, net loss was $63.9 million or $3.73 per basic and diluted share for the 2001 Period, compared to a net loss of $25.8 million or $1.51 per basic and diluted share for the 2000 Period. Loss before extraordinary gain on reorganization was $143.4 million, or $8.38 per basic and diluted share, for the 2001 period.

  Year ended December 31, 2000 compared to year ended December 31, 1999

     Prior to 2001 we were a development company with an increasing number of assisted living residences. Where appropriate in the following comparison of results for fiscal 1999 and 2000, we have included separate data with respect to Same Store Residences. Same Store Residences are defined as those residences which were operating throughout comparable periods. There were 165 Same Store Residences included in operating results for all of fiscal years 1999 and 2000.

                                               YEARS ENDED DECEMBER 31,                  YEARS
                                      -------------------------------------------        ENDED
                                                                       PERCENTAGE     DECEMBER 31,
                                                          INCREASE/    INCREASE/     --------------
                                       1999      2000     DECREASE      DECREASE     1999     2000
                                      ------    ------    ---------    ----------    -----    -----
                                                                                     (AS PERCENTAGE
                                           (IN MILLIONS, EXCEPT PERCENTAGES)          OF REVENUE)
Revenue.............................  $117.5    $139.4       21.9          18.6%     100.0%   100.0%
Operating expenses:
  Residence operating expenses......    81.8      95.0       13.2          16.1%      69.6%    68.1%
  Corporate general and
     administrative.................    21.2      18.4       (2.8)        (13.2)%     18.0%    13.2%
  Building rentals..................    15.3      16.0        0.7           4.6%      13.0%    11.5%
  Depreciation and amortization.....     9.0       9.9        0.9          10.0%       7.7%     7.1%
  Terminated merger expense.........     0.2        --       (0.2)       (100.0)%       --       --
  Site abandonment costs............     4.9        --       (4.9)       (100.0)%      4.2%      --
  Class action litigation
     settlement.....................      --      10.0       10.0         100.0%        --      7.2%
                                      ------    ------      -----        ------      -----    -----
          Total operating
            expenses................   132.4     149.3       16.9          12.8%     112.6%   107.1%
                                      ------    ------      -----        ------      -----    -----
Operating income....................   (14.9)     (9.9)       5.0          33.6%     (12.7)%   (7.1)%
                                      ------    ------      -----        ------      -----    -----
Other income (expense):
  Interest expense..................   (15.2)    (16.4)      (1.2)          7.9%     (13.0)%  (11.7)%
  Interest income...................     1.6       0.8       (0.8)        (50.0)%      1.3%     0.6%
  Loss on disposal of assets........    (0.1)       --        0.1         100.0%        --       --
  Loss on sale of marketable
     securities.....................      --      (0.4)      (0.4)       (100.0)%       --     (0.3)%
  Other income (expense), net.......    (0.3)      0.1        0.4         133.3%        --       --
                                      ------    ------      -----        ------      -----    -----
          Total other expense.......   (14.0)    (15.9)      (1.9)        (13.6)%    (11.9)%  (11.4)%
                                      ------    ------      -----        ------      -----    -----
Net income (loss)...................  $(28.9)   $(25.8)     $ 3.1          10.7%     (24.6)%  (18.5)%
                                      ======    ======      =====        ======      =====    =====

Other Data:

     We incurred a net loss of $25.8 million, or $1.51 per basic and diluted share, on revenue of $139.4 million for the 2000 Period as compared to a net loss of $28.9 million, or $1.69 per basic and diluted share, on revenue of $117.5 million for the year ended December 31, 1999 (the "1999 Period").

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

     - $14.4 million was attributable to the 165 Same Store Residences (6,351 units).

     Revenue from the Same Store Residences was $127.9 million for the 2000 Period as compared to $113.5 million for the 1999 Period, an increase of $14.4 million or 12.7%. The increase in revenue from Same Store Residences was attributable to a combination of an increase in average occupancy to 83.7% and average monthly rental rate to $1,985 for the 2000 Period as compared to average occupancy of 77.8% and average monthly rental rate of $1,891 for these same residences in the 1999 Period.

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

     - $1.2 million as a result of reimbursement of legal and professional fees from our insurance carrier as a result of the settlement of our litigation related to the restatement of the financial statements for the years ended December 31, 1996 and 1997 and the first three fiscal quarters of 1998. Of the $1.2 million in reimbursements, we incurred approximately $600,000 of the underlying expenses during the 2000 Period and the remaining $600,000 during the year ended December 31, 1999; and

     - $1.8 million in the 1999 Period related to the final operations of our home health business.

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

     Class Action Litigation Settlement. During the third quarter of the 2000 Period we settled the class action litigation against us related to the restatement of our financial statements for the years ended December 31, 1996 and 1997 and the first three fiscal quarters of 1998. The total cost of this settlement to us was $10.0 million. Accordingly, we recognized a charge of $10.0 million during the 2000 Period. We received reimbursements of approximately $1.2 million from our corporate liability insurance carriers and other parties in relation to the settlement. The $1.2 million of reimbursements has been recorded as a reduction of corporate, general and administrative expenses as discussed above.

     Site Abandonment Costs. In the 1999 Period, the Company wrote-off $4.9 million of capitalized cost relating to the abandonment of all remaining development sites, with the exception of certain sites where the Company owned the land.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, we had a working capital deficit of $6.3 million and unrestricted cash and equivalents of $6.1 million.

     Net cash used in operating activities was $7.7 million during the year ended December 31, 2001. The primary uses were a decrease in other current liabilities of $8.2 million primarily due to payment of $7.8 million on our class action litigation payable. This is offset by a $5.8 million increase in accrued expenses due to a $1.4 million increase in accrued workers compensation payable, an increase of $700,000 in accrued payroll due to timing, and the nonpayment of $3.9 million of interest on the subordinated convertible debentures which was eliminated in accordance with the Plan.

     Net cash used in investing activities totaled $29.7 million during the year ended December 31, 2001. The primary uses of cash were $23.5 million related to the purchase of 16 previously leased facilities and purchases of property and equipment of $2.1 million. Restricted cash increased by $4.1 million due to workers compensation deposits required by our insurance carrier (funds will be withdrawn from this account as 2001 workers compensation claims are incurred and paid) and due to the segregation of cash restricted for tenant security deposits.

     Net cash provided by financing activities was $36.1 million during the year ended December 31, 2001. We received gross proceeds of $7.9 million in connection with long-term HUD insured financing secured by three Texas properties, $23.5 million from Heller to purchase 16 previously leased facilities in Texas, $18.5 million in draws on our Heller line of credit and $1.0 million on the Heller debtor-in-possession facility during the year ended December 31, 2001. Costs associated with the closing of the HUD insured financings and the establishment of the Heller line of credit were $300,000 and $5.9 million, respectively. Of the $7.9 million in gross proceeds we received from the HUD insured financing, $4.0 million was used to pay off our $4.0 million bridge loan payable, $300,000 was used for HUD insured loan closing costs, $3.0 million was used to pay down the Heller line of credit and the remaining proceeds were used to fund HUD escrow accounts. Principal payments on long term debt and capital lease obligations were $4.7 million (including the $3.0 million payment on the Heller line of credit) for the year ended December 31, 2001.

     On October 1, 2001, we voluntarily filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. The bankruptcy court gave final approval to our Plan of reorganization on December 28, 2001, and the plan became effective on the Effective Date, January 1, 2002.

     Under the Plan, on the Effective Date, the Company issued general unsecured creditors their pro rata shares, subject to the Reserve, of the following securities:

     - $40.25 million principal amount of Senior Secured notes;

     - $15.25 million principal amount of Junior Secured Notes; and

     - 6.24 million shares of new common stock (representing 96% of the new common stock).

     The New Notes are secured by 57 of the Company's properties.

     The remaining 4% of the new common stock, subject to the Reserve, was issued on the Effective Date to the Company's shareholders immediately prior to the Effective Date.

     Under the Plan, 1.1% of the senior notes, junior notes and new common stock that would otherwise have been issued on the Effective Date were held back in the Reserve to cover general unsecured claims that had not been either made or settled by the December 19, 2001 cutoff date established under the Plan. The reserved securities will be issued once all these outstanding general unsecured claims have been settled. If the Reserve is insufficient to cover these outstanding general unsecured claims, we will have no further liability with respect to these claims. If the Reserve exceeds the amount of these outstanding general unsecured claims, the excess securities will be distributed pro rata among the holders of all general unsecured claims, including those settled prior to the cutoff date.

     On March 2, 2001, we entered into an agreement with Heller for a line of credit facility up to $45.0 million (the "Existing Facility"). This line was scheduled to mature on August 31, 2002 and would have been secured by up to 32 properties. This line carried an interest rate of 3.85% over the three-month LIBOR rate floating monthly and required monthly interest-only payments until maturity.

     As of June 27, 2001, we amended the Existing Facility, reducing the aggregate line of credit available from $45.0 million to $20.0 million. The Existing Facility was scheduled to mature on September 28, 2001, which maturity was extended to October 12, 2001 by Heller, and was secured by 26 properties.

     On October 4, 2001, in connection with our bankruptcy petition, we entered into a debtor-in-possession facility with Heller in an amount of up to $4.4 million (the "DIP Facility"). The DIP Facility carried an interest rate calculated at 5.0% over three month LIBOR, floating monthly, and was payable monthly in arrears. We had $1.0 million outstanding under this DIP Facility on the Effective Date which was refinanced in the "Exit Facility" as defined below.

     Concurrent with the closing of the DIP Facility, we entered into a further amendment of the Existing Facility, which amendment, among other things, extended the maturity of the Existing Facility to be coterminous with the DIP Facility, amended the interest to be calculated at 5.0% over three month LIBOR, floating monthly, payable monthly in arrears, increased the aggregate line of credit available from $20.0 million to $39.6 million and permitted the financing of the acquisition by Texas ALC Partners, L.P. ("Texas ALC") of sixteen properties previously leased by Texas ALC from the current lessor thereunder, T and F Properties, L.P. (the "Meditrust Properties" and the acquisition by Texas ALC, the "Meditrust Acquisition"). The purchase of the Meditrust Properties was completed on October 24, 2001. The DIP Collateral and the collateral for the Existing Facility (including the Meditrust Properties when acquired) cross-collateralized both the DIP Facility and the Existing Facility, as amended. We had $39.5 million outstanding under the Existing Facility which was refinanced under the "Exit Facility," as defined below.

     The DIP Facility was refinanced through the Existing Facility, as amended by the second amendment in connection with the exit from bankruptcy (the "Exit Facility"). The principal amount of the Exit Facility will not exceed $44.0 million and will mature on January 1, 2005. Principal will be payable monthly in a monthly amount of $50,000 for the first year, $65,000 for the second year and $80,000 for the last year of the Exit Facility term. Interest will be calculated at 4.5% over three month LIBOR, floating monthly (not to be less than 8%), and payable monthly in arrears. The Exit Facility is secured by 31 properties. At December 31, 2001, we had $40.5 million outstanding under the Exit Facility.

     Our credit agreements with U.S. Bank contain restrictive covenants which include compliance with certain ratios. The agreements also requires us to deposit $500,000 in cash collateral with U.S. Bank in the event certain regulatory actions are commenced with respect to the properties securing our obligations to U.S. Bank. U.S. Bank is required to release such deposits upon satisfactory resolution of the regulatory action. As of the date of this filing, no such additional deposits have been required.

     In August, 2001, we received a waiver of U.S. Bank's right to declare an event of default for our failure to meet the September 30, 2001 and December 31, 2001 cash balance requirements and other financial ratios set forth in the amended U.S. Bank loan agreement. There can be no assurance that we will be able to meet these requirements as of the end of future quarters or that U.S. Bank will grant waivers of any such future failure to meet these requirements.

     The Company will not meet the existing financial requirements established for the Predecessor Company on March 31, 2002, as set forth in the amended U.S. Bank loan agreement. The Company is in the process of renegotiating these covenants to consider the reorganization of the Company (Successor Company) with U.S. Bank. Management believes, based on discussions with U.S. Bank that new covenants will be established for the Successor entity to allow the Company to maintain future compliance.

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

     Approximately $27.2 million of our indebtedness was secured by letters of credit held by U.S. Bank as of December 31, 2001 which in some cases have termination dates prior to the maturity of the underlying debt. As such letters of credit expire, beginning in 2003, we will need to obtain replacement letters of credit, post cash collateral or refinance the underlying debt. There can be no assurance that we will be able to procure replacement letters of credit from the same or other lending institutions on terms that are acceptable to us. In the event that we are unable to obtain a replacement letter of credit or provide alternate collateral prior to the expiration of any of these letters of credit, we would be in default on the underlying debt.

     We have future minimum annual lease payments over the next five years of $13.1 million, $13.1 million, $13.3 million, $12.8 million and $12.9 million, respectively. At December 31, 2001, we have $164.1 million of long-term indebtedness, of which annual principal payments due over the next five years are $2.6 million, $2.7 million, $41.1 million, $2.1 million and $2.3 million, respectively.

     Our ability to make payments on and to refinance any of our indebtedness, to satisfy our lease obligations and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to draw additional amounts under our Heller facility may depend on us satisfying certain conditions to draw additional amounts under the facility.

     Based upon our current level of operations, we believe that our current cash on hand, $2.4 million of available credit under our Heller facility and cash flow from operations are sufficient to meet our liquidity needs for the next several years.

     There can be no assurance, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that we will satisfy the conditions to draw additional amounts under the Heller facility, all of which may be necessary to enable us to pay our indebtedness, to satisfy our lease obligations and to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness, on or before maturity. There can be no assurance that we will be able to refinance any of our indebtedness, on commercially reasonable terms or at all.

SEASONALITY

     We are subject to modest effects of seasonality. During the calendar fourth quarter holiday periods assisted living residents sometimes move out to join family celebrations and move-ins are often deferred. The first quarter of each calendar year usually coincides with increased illness among assisted living residents which can result in increased costs or increases in move-outs due to death or move-outs to skilled nursing facilities. As a result of these factors, assisted living operations sometimes produce greater earnings in the second and third quarters of a calendar year and lesser earnings in the first and fourth quarters. We do not believe that this seasonality will cause fluctuations in our revenues or operating cash flows to such an extent that we will have difficulty paying our expenses, including rent, which does not fluctuate seasonality.

INFLATION

     We do not believe that inflation has materially adversely affected our operations. We expect, however, that salary and wage increases for our skilled staff will continue to be higher than average salary and wage increases, as is common in the health care industry. We expect that we will be able to offset the effects of inflation on salaries and other operating expenses by increases in rental and service rates, subject to applicable restrictions, with respect to services that are provided to residents eligible for Medicaid reimbursement.

RECENT ACCOUNTING PRONOUNCEMENTS

     As of the Effective Date, and in accordance with the early adoption provisions of SOP 90-7, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141 Business Combinations ("SFAS No. 141"), Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets ("SFAS No. 142"), Statement of Financial Accounting Standards No. 143 Accounting for Asset Retirement Obligations ("SFAS No. 143") and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). The adoption of these statements had no impact on the consolidated financial statements of the Company.

     The principal provisions of SFAS No. 141 require that all business combinations be accounted for by the purchase method of accounting and identifiable intangible assets are to be recognized apart from goodwill.

     The principal provisions of SFAS No. 142 require that goodwill and other intangible assets deemed to have an indefinite useful life are not amortized but rather tested annually for impairment. Under SFAS No. 142, intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 requires companies to test intangible assets that will not be amortized for impairment at least annually by comparing the fair value of those assets to their recorded amounts.

     The principal provisions of SFAS No. 143 address financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and or normal use of the assets. The enterprise also is to record a corresponding increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Because of the extensive use of estimates, most enterprises will record a gain or loss when they settle the obligation.

     The principal provisions of SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes Statement of Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of("SFAS No. 121"), it retains many of the fundamental provisions of that statement.

                                  RISK FACTORS

     Set forth below are the risks that we believe are material. This report on Form 10-K, including the risks discussed below, contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be affected by risks and uncertainties, including without limitation (i) our ability to control costs and improve operating margins, (ii) the possibility that we will experience a decrease in occupancy in our residences, which would adversely affect residence revenues and operating margins, (iii) our ability to operate our residences in compliance with evolving regulatory requirements, and (iv) the degree to which our future operating results and financial condition may be affected by a reduction in Medicaid reimbursement rates. In light of such risks and uncertainties, our actual results could differ materially from such forward-looking statements. Except as may be required by law, we do not undertake any obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

WE ARE HIGHLY LEVERAGED; OUR LOAN AND LEASE AGREEMENTS CONTAIN FINANCIAL COVENANTS.

     We are highly leveraged. After giving effect to the Plan and the application of fresh start reporting, we had total indebtedness, including short-term portion, of $164.1 million and shareholders' equity of $32.8 million as of December 31, 2001. We obtained some relief through the implementation of our Plan but will continue to be highly leveraged (see Note 1 of the consolidated financial statements included elsewhere herein). The degree to which we are leveraged could have important consequences, including:

     - making it difficult to satisfy our debt or lease obligations;

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

     Several of our debt instruments and leases contain financial covenants, including debt-to-cash flow and net worth tests. In August, 2001, we received a waiver of U.S. Bank's right to declare an event of default for our failure to meet the September 30, 2001 and December 31, 2001 quarterly cash balance requirements and other financial ratios set forth in the amended U.S. Bank loan agreement. There can be no assurance that we will be able to meet these requirements as of the end of future quarters or that U.S. Bank will grant waivers of any such future failure to meet these requirements.

     The Company will not meet the existing financial requirements established for the Predecessor Company on March 31, 2002, as set forth in the amended U.S. Bank loan agreement. The Company is in the process of renegotiating these covenants to consider the reorganization of the Company (Successor Company) with U.S. Bank. Management believes, based on discussions with U.S. Bank that new covenants will be established for the Successor entity to allow the Company to maintain future compliance.

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

     - in the case of a lease, terminating the lease and suing for damages

     Many of our debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations. Accordingly, if enforced, we could experience a material adverse effect on our financial condition.

IF AN ACTIVE TRADING MARKET DOES NOT DEVELOP FOR OUR SECURITIES, HOLDERS MAY NOT BE ABLE TO RESELL THOSE SECURITIES.

     On October 26, 2001, our common stock and our two series of convertible subordinated debentures were delisted from the American Stock Exchange ("AMEX"). Our common stock currently trades on the over-the-counter bulletin board ("OTC.BB"). At this time there can be no assurances that our securities will ever be listed on any exchange, or that there will be an active trading market for our common stock.

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

WE ARE INVOLVED IN A DISPUTE WITH OUR CORPORATE LIABILITY INSURANCE CARRIER.

     In September 2000, we reached an agreement to settle the class action litigation relating to the restatement of our consolidated financial statements for the years ended December 31, 1996 and 1997 and the first three fiscal quarters of 1998. This agreement received final court approval on November 30, 2000 and we were dismissed from the litigation with prejudice. On September 28, 2001, we made our final installment of $1.0 million on our promissory note for the class action litigation settlement. Although we were dismissed from the litigation with prejudice, a dispute which arose with our corporate liability insurance carriers remains unresolved. At the time we settled the class action litigation, the Company and the insurance carriers agreed to resolve this dispute through binding arbitration, and we filed a complaint for a declaratory judgment that we are not liable to the carriers as claimed. The carriers counter-claimed to recover an amount capped at $4.0 million.

     After filing for bankruptcy on October 1, 2001, we made a motion for dismissal of our complaint for declaratory relief in the arbitration based upon having filed for bankruptcy protection. An objection was filed to our motion, and one of our insurance carriers filed a proof of claim in the amount of $4.0 million in the bankruptcy proceeding. We dispute that claim. We offered (and the offer currently remains outstanding) to settle the dispute for $75,000 to be paid out as an Allowed Class 4 Claim in the bankruptcy process. See Notes 1 and 13 to the consolidated financial statements included elsewhere herein.

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

CERTAIN OF OUR LEASES MAY BE TERMINATED AS RESULT OF INCREASE IN CONCENTRATED OWNERSHIP IN OUR COMMON STOCK AND UPON OCCURRENCE OF OTHER EVENTS.

     Certain of our leases with LTC provide LTC with the option to exercise certain remedies, including the termination of many of our leases with LTC, upon a change of control under which at least 30% ownership of our common stock is held by a party or combination of parties directly or indirectly. LTC has the same option if the stockholders approve a plan of liquidation or the stockholders approve of a merger or consolidation that meets certain conditions.

WE MAY BE LIABLE FOR LOSSES NOT COVERED BY OR IN EXCESS OF OUR INSURANCE.

     In order to protect ourselves against the lawsuits and claims made against us, we currently maintain insurance policies in amounts and covering risks that are consistent with industry practice. However, as a result of poor loss experience, a number of insurance carriers have stopped providing insurance coverage to the long-term care industry, and those remaining have increased premiums and deductibles substantially. While nursing homes have been primarily affected, assisted living companies, including us, have experienced premium and deductible increases. During our claim year ended December 31, 2000, our professional liability insurance coverage included deductible levels of $100,000 per incident. For the claim years ending December 31, 2001 and 2002, this deductible has been replaced with a retention level of $250,000 per incident, except in Florida and Texas in which the retention level is $500,000 per incident. Our professional liability insurance is on a claims-made basis. In certain states, particularly Florida and Texas, many long-term care providers are facing very difficult renewals. There can be no assurance that we will be able to obtain liability insurance in the future on commercially reasonable terms or at all. A claim against us, covered by, or in excess of, our insurance, could have a material adverse affect on our operations, cash flows.

WE ARE SUBJECT TO SIGNIFICANT GOVERNMENT REGULATION.

     The operation of assisted living facilities and the provision of health care services are subject to state and federal laws, and state and local licensure, certification and inspection laws that regulate, among other matters:

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

     - safe working conditions;

     - family leave; and

     - disposal of medical waste.

     The cost of compliance with these regulations is significant. In addition, it could adversely affect our financial condition or results of operations if a court or regulatory tribunal were to determine we have failed to comply with any of these laws or regulations. Because these laws and regulations are amended from time to time, we cannot predict when and to what extent liability may arise. See "-- We must comply with laws and regulations regarding the confidentiality of medical information," "-- We must comply with restrictions imposed by laws benefiting disabled persons", "-- We may incur significant costs and liability as a result of medical waste" and "-- We may incur significant costs related to environmental remediation or compliance."

     In the ordinary course of business, we receive and have received notices of deficiencies for failure to comply with various regulatory requirements. We review such notices and, in most cases, will agree with the regulator upon the steps to be taken to bring the facility into compliance with regulatory requirements. From time to time, we may dispute the matter and sometimes will seek a hearing if we do not agree with the regulator. In some cases or upon repeat violations, the regulator may take one or more adverse actions against a facility, such as:

     - the imposition of fines -- the Company paid $16,000 and $15,000, respectively, in the aggregate for the years ended December 31, 2000 and 2001;

     - temporary stop placement of admission of new residents, or imposition of other conditions to admission of new residents to a facility -- these applied to two residences in 2001;

     - termination of a facility's Medicaid contract;

     - conversion of a facility's license to provisional status; and

     - suspension or revocation of a facility's license, which in 2001 included one residence in Washington against which the state has commenced license revocation procedures. This matter is still pending as of the date of this filing.

     The operation of our residences is subject to state and federal laws prohibiting fraud by health care providers, including criminal provisions, which prohibit filing false claims or making false statements to receive payment or certification under Medicaid, or failing to refund overpayments or improper payments. Violation of these criminal provisions is a felony punishable by imprisonment and/or fines. We may be subject to fines and treble damage claims if we violate the civil provisions which prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment.

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

     We are subject to regulation by the Securities and Exchange Commission ("SEC"). In April, 1999, we received a preliminary inquiry from the SEC regarding the restatement of our financial statements for the years ended December 31, 1996 and 1997 and the first three quarters of 1998 and related matters. We provided the SEC with information and documents in response to the inquiry, and have received no correspondence from the SEC regarding the inquiry since March 2000. The SEC has never alleged any violation of law in connection with the inquiry. There can be no assurance that the SEC will not resume its inquiry.

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

     Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the health care industry, we believe the law could initially bring about significant and, in some cases, costly changes. HHS has released two rules to date mandating the use of new standards with respect to certain health care transactions and health information. The first rule requires the use of uniform standards for common health care transactions, including health care claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits.

     Second, HHS has released new standards relating to the privacy of individually identifiable health information. These standards not only require our operators' compliance with rules governing the use and disclosure of protected health information, but they also require entities to impose those rules, by contract, on any business associate to whom such information is disclosed. Rules governing the security of health information have been proposed but have not yet been issued in final form.

     HHS finalized the new transaction standards on August 17, 2000, and covered entities will be required to comply with them by October 16, 2002. Congress passed legislation in December 2001 that delays for one year (October 16, 2003) the compliance date, but only for entities that submit a compliance plan to HHS by the original implementation deadline. The privacy standards were issued on December 28, 2000, and, after certain delays, became effective April 14, 2001, with a compliance date of April 14, 2003. The Bush Administration and Congress are taking a careful look at the existing regulations, but it is uncertain whether there will be additional changes to the privacy standards or their compliance date. With respect to the security regulation, once they are issued in final form, affected parties will have approximately two years to be fully compliant. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions.

WE MUST COMPLY WITH RESTRICTIONS IMPOSED BY LAWS BENEFITING DISABLED PERSONS.

     Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist that also may require us to modify existing residences to allow disabled persons to access the residences. We believe that their residences are either substantially in compliance with present requirements or are exempt from them. However, if required changes cost more than anticipated, or must be made sooner than anticipated, we would incur additional costs. Further legislation may impose additional burdens or restrictions related to access by disabled persons, and the costs of compliance could be substantial.

WE MAY INCUR SIGNIFICANT COSTS AND LIABILITY AS A RESULT OF MEDICAL WASTE.

     Our facilities generate potentially infectious waste due to the illness or physical condition of the residents, including blood-soaked bandages, swabs and other medical waste products and incontinence products of those residents diagnosed with infectious diseases. The management of potentially infectious medical waste, including handling, storage, transportation, treatment and disposal, is subject to regulation under federal and state laws. These laws and regulations set forth requirements for managing medical waste, as well as permit, record keeping, notice and reporting obligations. Any finding that we are not in compliance with these laws and regulations could adversely affect our business operations and financial condition. Because these laws and regulations are amended from time to time, we cannot predict when and to what extent liability may arise. In addition, because these environmental laws vary from state to state, expansion of our operations to states where they do not currently operate may subject us to additional restrictions on the manner in which they operate their facilities.

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

WE COULD INCUR SIGNIFICANT COSTS RELATED TO ENVIRONMENTAL REMEDIATION OR COMPLIANCE.

     We are subject to various federal, state and local environmental laws, ordinances and regulations. Some of these laws, ordinances and regulations hold a current or previous owner, lessee or operator of real property liable for the cost of removal or remediation of some hazardous or toxic substances that could be located on, in or under such property. These laws and regulations often impose liability whether or not we knew of, or were responsible for, the presence of the hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial. Furthermore, there is no limit to our liability under such laws and regulations. As a result, our liability could exceed their property's value and aggregate assets. The presence of these substances or failure to remediate these substances properly may also adversely affect our ability to sell or our property, or to borrow using their property as collateral.

MANY ASSISTED LIVING MARKETS HAVE BEEN OVERBUILT.

     Many assisted living markets have been overbuilt, including certain markets in which we currently operate. In addition, the barriers to entry into the assisted living industry are not substantial. The effects of overbuilding include:

     - it takes significantly longer for our residences and our subsidiaries' residences to fill up,

     - newly opened facilities may attract residents from some or all of the our current facilities,

     - there is pressure to lower or not increase rates paid by residents in the our residences,

     - there is increased competition for workers in already tight labor markets, and

     - our profit margins and the profit margins of our subsidiaries are lower until vacant units in our residences are filled.

     If we are unable to compete effectively in markets as a result of overbuilding, we will suffer lower revenue and may suffer a loss of market share.

     Due to market conditions facing one location in Indiana, we closed the facility, effective March 15, 2002.

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES AND CONTROL LABOR COSTS.

     We compete with other providers of long-term care with respect to attracting and retaining qualified personnel. A shortage of qualified personnel may require us to enhance our wage and benefits packages in order to compete. Some of the states in which we operate impose licensing requirements on individuals serving as administrators at assisted living residences, and others may adopt similar requirements. We also depend upon the available labor pool of lower-wage employees. We cannot guarantee that our labor costs will not increase, or that, if they do increase, they can be matched by corresponding increases in revenues.

OUR BUSINESS RELIES HEAVILY ON CERTAIN MARKETS AND AN ECONOMIC DOWNTURN OR CHANGES IN THE LAWS AFFECTING OUR BUSINESS IN THOSE MARKETS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS.

     Our business depends significantly on our properties located in Texas, Indiana, Oregon, Ohio and Washington. As of December 31, 2001, 21.6% of our properties were located in Texas, 11.4% in Indiana, 10.3% in Oregon, 9.7% in Ohio and 8.6% in Washington. An economic downturn, or changes in the laws affecting our business, in these markets could have a material adverse effect on our operating results. In addition, there can be no assurance that the economy in any of these markets will continue to grow.

WE DEPEND ON REIMBURSEMENT BY GOVERNMENTAL PAYORS AND OTHER THIRD PARTIES FOR A SIGNIFICANT PORTION OF OUR REVENUES.

     Although revenues at a majority of our residences come primarily from private payors, we derive a substantial portion of our revenues from reimbursements by third-party governmental payors, including state Medicaid waiver programs. We expect that state Medicaid waiver programs will continue to constitute a significant source of our revenues in the future, and it is possible that the proportionate percentage of revenue received by us from Medicaid waiver programs will increase. There are continuing efforts by governmental payors and by non-governmental payors, such as commercial insurance companies and health maintenance organizations, to contain or reduce the costs of health care by lowering reimbursement rates, increasing case management review of services and negotiating reduced contract pricing. Also, there have been, and we expect that there will continue to be, additional proposals to reduce the federal and some state budget deficits by limiting Medicaid reimbursement in general. If any of these proposals are adopted at either the federal or the state level, it could have a material adverse effect on our business, financial condition, results of operations and prospects. The state of Washington recently approved legislation which would limit future increase in rental reimbursements. The approval is preliminary and we have not yet quantified the financial impact of such legislation. Additionally, the state of New Jersey currently has a hold on additional beds for Medicaid residences. This hold may impact our ability to move new Medicaid tenants into our facilities.

     The following table sets forth the sources of our revenue for states where we participate in Medicaid programs. The portion of revenues received from state Medicaid agencies are labeled as "Medicaid State Paid Portion" while the portion of our revenues that a Medicaid-eligible resident must pay out of his or her own resources is labeled "Medicaid Tenant Paid Portion."

                                              TWELVE MONTHS ENDED              TWELVE MONTHS ENDED
                                               DECEMBER 31, 2000                DECEMBER 31, 2001
                                         -----------------------------    -----------------------------
                                              MEDICAID         PRIVATE         MEDICAID         PRIVATE
                                         ------------------    -------    ------------------    -------
                                          STATE     TENANT     TENANT      STATE     TENANT     TENANT
                                          PAID       PAID       PAID       PAID       PAID       PAID
                                         PORTION    PORTION    PORTION    PORTION    PORTION    PORTION
                                         -------    -------    -------    -------    -------    -------
Oregon.................................   28.8%      16.2%      55.0%      27.6%      16.2%      56.2%
Washington.............................   27.8%      14.5%      57.7%      29.4%      17.4%      53.2%
Idaho..................................    7.1%       4.3%      88.6%      15.8%       9.7%      74.5%
Arizona................................   10.4%       7.5%      82.1%      16.4%      13.7%      69.9%
New Jersey.............................   15.3%       7.8%      76.9%      22.3%       5.6%      72.1%
Texas..................................   13.7%       8.0%      78.3%      15.2%       7.6%      77.2%
Nebraska...............................    8.1%       4.4%      87.5%       9.4%       5.5%      85.1%

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

     For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect our future earnings and cash flows. We had variable rate debt of $66.7 million outstanding at December 31, 2001 with a weighted average interest rate of 6.1%, of which $40.2 million has an interest rate floor of 8.0%. Assuming that our balance of variable rate debt, excluding $40.2 million which has an interest rate floor of 8.0%, remains constant at $26.5 million, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in cash flows, of $265,000. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in cash flows, of $265,000. For our $40.2 million of variable rate debt which has a interest rate floor of 8.0%, each one-percent increase in interest rates in excess of 8.0% would result in an annual increase in interest expense, and a corresponding decrease in cash flows, of $402,000. Conversely, each one-percent decrease at interest rates of 9.0% or greater would result in an annual decrease in interest expense, and a corresponding increase in cash flows, of $405,000.

     The table below presents principal cash flows and related weighted average interest rates by expected maturity dates of our long-term debt (in thousands).

                                               DECEMBER 31, EXPECTED MATURITY DATE                   DECEMBER 31,   DECEMBER 31,
                               -------------------------------------------------------------------       2000           2001
                                2002     2003     2004      2005     2006    THEREAFTER    TOTAL      FAIR VALUE     FAIR VALUE
                               ------   ------   -------   ------   ------   ----------   --------   ------------   ------------
Long-term debt:
  Fixed rate.................  $  997   $  802   $   841   $  909   $  983    $ 41,430    $ 45,962     $44,877        $ 46,033
  Average interest rate......    7.77%    7.77%     7.77%    7.77%    7.77%       7.77%       7.77%
  Variable rate..............  $1,625   $1,860   $40,218   $1,210   $1,275    $ 20,510    $ 66,698     $27,220        $ 65,172
  Average interest rate......    6.07%    6.07%     6.07%    6.07%    6.07%       6.07%       6.07%
                               ------   ------   -------   ------   ------    --------    --------     -------        --------
        Total long-term
          debt...............  $2,622   $2,662   $41,059   $2,119   $2,258    $ 61,940    $112,660     $72,097        $111,205
Reorganization Notes:
  Senior Notes...............  $   --   $   --   $    --   $   --   $   --    $ 40,250    $ 40,250     $    --        $ 40,250
  Average interest rate......    10.0%    10.0%     10.0%    10.0%    10.0%       10.0%       10.0%
  Junior Notes(1)............  $   --   $   --   $    --   $   --   $   --    $ 12,628    $ 12,628     $    --        $ 12,628
  Average interest rate......     8.0%     8.0%      8.0%    12.0%    12.0%       12.0%       12.0%
                               ------   ------   -------   ------   ------    --------    --------     -------        --------
        Total Notes..........  $   --   $   --   $    --   $   --   $   --    $ 52,878    $ 52,878     $    --        $ 52,878
                               ------   ------   -------   ------   ------    --------    --------     -------        --------
        Total long-term debt
          and Notes..........  $2,622   $2,662   $41,059   $2,119   $2,258    $114,818    $165,538     $72,097        $164,083
                               ======   ======   =======   ======   ======    ========    ========     =======        ========

---------------
(1) The Junior Notes were issued at a discount. The face amount of these notes is $15.25 million and they notes bear interest at 8.0% for the first three years, payable in kind, and thereafter bear interest at 12.0% for the remaining term of the loan, payable semi-annually.

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

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

GENERAL

     We have provided below certain information regarding our directors and executive officers:

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Steven Vick..........................  43    President, Chief Executive Officer and Director
W. Andrew Adams(2)...................  56    Director, Chairman of the Board of Directors
Andre Dimitriadis(1)(2)..............  61    Director
Mark Holliday(1).....................  33    Director
Richard Ladd(3)......................  63    Director
Matthew Patrick(1)(3)................  42    Director
Leonard Tannenbaum(2)................  30    Director
Sandra Campbell......................  55    Senior Vice President, General Counsel and Secretary
Nancy Gorshe.........................  50    Senior Vice President, Chief Operating Officer
Drew Q. Miller.......................  49    Senior Vice President, Chief Financial Officer and
                                             Treasurer
M. Catherine Maloney.................  39    Vice President, Controller and Chief Accounting Officer

---------------
(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Member of the Quality Assurance and Compliance Committee.

     Steven Vick became our President, Chief Executive Officer and a member of our Board of Directors on February 18, 2002. Mr. Vick previously served as President of Alterra Healthcare Corporation ("Alterra") from January 5, 2001 to February 15, 2002 and as the Chief Operating Officer from October 1997 to January 2001 and a director from October 1997 to February 15, 2002. He served as the President and a director of Sterling House Corporation ("Sterling") since he co-founded Sterling in 1991 until subsequent to Sterling's merger with the Alterra in October 1997. Mr. Vick previously practiced as a certified public accountant specializing in health care consulting.

     W. Andrew Adams became a member of the Board of Directors in January 2002. He has served as President and a director of the National Health Investors, Inc. ("NHI") since its inception in 1991 and currently serves as its President, Chief Executive Officer and Chairman of the Board. Mr. Adams has also been President and a director of National HealthCare Corporation ("NHC"), NHI's Investment Advisor, since 1974. He also serves in these positions for National Health Realty, Inc. since its spin-off in late 1997. Mr. Adams serves on the Board of Directors of Lipscomb University in Nashville, Tennessee, SunTrust Bank in Nashville, Tennessee, and Boy Scouts of America. He received his M.B.A. from Middle Tennessee State University. NHI owns 8.6% of our common stock and $5.0 million of our New Notes.

     Andre Dimitriadis became a member of the Board of Directors in January 2002. Mr. Dimitriadis founded LTC Properties, Inc. ("LTC") in 1992 and has been its Chairman and Chief Executive Officer since its inception. In 2000, Mr. Dimitriadis also assumed the position of President of LTC. Mr. Dimitriadis is also the Chief Executive Officer and Chairman of the Board of CLC Healthcare, Inc. (previously LTC Healthcare, Inc.) and serves on the board of Magellan Health Services. CLC Healthcare, Inc. owns 22.4% of our common stock and $1.9 million of our New Notes and LTC owns $11.0 million of our New Notes. We currently lease 37 properties (1,426 units) from LTC.

     Mark Holliday became a member of the Board of Directors in January 2002. Mr. Holliday is currently with Heartland Capital Corporation, a private hedge fund focusing on financially distressed companies. Previously, Mr. Holliday held the position of Financial Analyst with Continental Partners where he specialized in restructuring advisory services. Mr. Holliday has over 10 years of restructuring and bankruptcy related experience.

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

     Matthew Patrick became a member of the Board of Directors in January 2002. Mr. Patrick is currently a consultant to long-term care companies on financial strategy and organizational issues. Previously Mr. Patrick was Vice President and Treasurer of Sun Healthcare Group, Inc., from 1998 through July, 2001. From 1993 to 1998, Mr. Patrick was Vice President of the Dallas Agency of The Sanwa Bank, Ltd. From 1992 to 1993, Mr. Patrick served as financial consultant for Merrill, Lynch, Pierce, Fenner and Smith, Inc.'s Private Client Group in Dallas and from 1985 to 1990 he held various financial positions in the International Division of National Westminster Bank, PLC.

     Leonard Tannenbaum, CFA, was elected to the Board of Directors in January 2001. Mr. Tannenbaum is currently the Managing Partner at MYFM Capital LLC, an investment banking firm. Mr. Tannenbaum currently serves on the board of directors of the following public companies: Cortech, Inc.; New World Coffee-Manhattan Bagel, Inc.; and General Devices, Inc. He also currently serves on the board of Timesys, an embedded Linux company, and Transcentives.com, an internet holding company. He formerly served on the board of Westower Corporation. Previously, Mr. Tannenbaum was the president of the on-line auction company CollectingNation.com, a partner in a $50 million hedge fund, an assistant portfolio manager at Pilgrim Baxter, and an Assistant Vice President in Merrill Lynch's small company group. Mr. Tannenbaum received both his M.B.A. and Bachelors of Science from the Wharton School at the University of Pennsylvania. Mr. Tannenbaum currently owns $323,875 of our New Notes.

     Sandra Campbell joined us as Senior Vice President, General Counsel and Secretary in January of 1998. Ms. Campbell has over 20 years of experience in practicing law in real property, secured transactions and general business law. Prior to joining us, she was a partner in the law firm of Bullivant Houser Bailey where she was employed from April 1995 to January 1998. From January 1992 to April 1995, Ms. Campbell served as Chief Legal Counsel for First Fidelity Thrift & Loan Association.

     Nancy Gorshe joined us as Vice President of Community Relations in January of 1998 and currently serves as Chief Operating Officer. Ms. Gorshe has over twenty years of experience in the field of geriatric health, community and long-term care and housing. Prior to joining us, she was President of Franciscan ElderCare Corporation which is comprised of nursing homes, assisted living facilities, and subacute units in nursing homes and hospitals from 1993 to 1997. In addition, Ms. Gorshe has served as Executive Director of Providence Elderplace, a long-term care HMO.

     Drew Q. Miller joined us in March, 2000 as Senior Vice President, Chief Financial Officer and Treasurer. Mr. Miller has over 16 years of senior finance and accounting experience in health care services. From 1996 to 2000, Mr. Miller served as Chief Executive Officer and President of Advantage Behavior Health, Inc., a southern California-based comprehensive behavioral management company. Prior to Advantage, he served as Chief Operating Officer and Chief Financial Officer of Comprehensive Care Corporation, a publicly traded company engaged in the development, delivery and management of behavioral services.

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

     To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2001, each of our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

     We have set forth in the following table information concerning the compensation paid during the fiscal year ended December 31, 2001 to our Chief Executive Officer and each of our four other most highly compensated executive officers (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM
                                                                                  COMPENSATION AWARDS
                                               ANNUAL COMPENSATION(1)          -------------------------
                                         ----------------------------------    SECURITIES
                                                                  OTHER        UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR    SALARY     BONUS     COMPENSATION    OPTIONS(3)   COMPENSATION
---------------------------       ----   --------   --------   ------------    ----------   ------------
Wm. James Nicol(2)..............  2001   $360,000   $125,000           --            --          --
  President, Chief Executive      2000     46,000         --           --        50,000          --
  Officer and Chairman
Sandra Campbell.................  2001   $214,000     25,000           --            --          --
  Senior Vice President,          2000    195,000         --           --        50,000          --
  General Counsel and Secretary   1999    150,000     51,250           --            --          --
Drew Q. Miller(2)...............  2001   $209,000     20,000           --       150,000          --
  Senior Vice President, Chief    2000    145,000         --           --       150,000          --
  Financial Officer and
  Treasurer
Nancy Gorshe....................  2001   $189,000     17,500           --            --          --
  Senior Vice President and       2000    150,000     12,500           --        12,500          --
  Chief Operating Officer         1999    125,000     15,000           --        15,000          --
Ron W. Kerr.....................  2001   $129,000   $ 12,500           --            --          --
  Vice President, Eastern         2000    101,000      4,250           --            --          --
  Operations                      1999     90,000      8,000           --            --          --

---------------
(1) Excludes certain perquisites and other personal benefit amounts, such as car allowance, which, for any executive officer did not exceed, in the aggregate, the lesser of $50,000 or 10% of the total annual salary and bonus for such executive.

(2) Mr. Nicol and Mr. Miller began their employment with us in November 2000 and March 2000, respectively. Mr. Nicol was appointed President and Chief Executive Officer in November 2000.

(3) All options were cancelled, effective December 31, 2001, in accordance with the Plan. See Note 1 to the consolidated financial statements contained elsewhere herein.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

     There were no stock option grants to any of the Named Executive Officers during the 2001 fiscal year.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     There were no options exercised in the last fiscal year and all outstanding options were cancelled effective December 31, 2001 in accordance with the Plan.

COMPENSATION OF DIRECTORS

     Non-employee directors are compensated for services as a director and are reimbursed for travel expenses incurred in connection with their duties as directors. Under the terms of the 1994 Stock Option Plan, each new non-employee director receives non-qualified options to purchase 20,000 shares of common stock at the time he or she joins the Board of Directors. Such director options vest with respect to one third of the amount of each grant on each of the first, second and third anniversaries of the grant date, and expire on the earlier of the seventh anniversary of the date of vesting or one year following the director's ceasing to be a director for any reason. All options granted under the 1994 Stock Option Plan were cancelled in accordance with the Plan. See Note 1 to the consolidated financial statements contained elsewhere herein.

     During 2001, each non-employee director received a fee of $5,000 per quarter for services as a director (except for the Vice Chair who received $5,000 per month), plus, effective March 25, 2001, $2,500 for attendance in-person, or $1,000 for attendance by telephone, at each meeting of the Board of Directors or of any committee meeting held on a day on which the Board of Directors did not meet. In addition, Chairs of Committees received $500 and $250 per month, respectively for attendance in-person and for attendance by telephone at each meeting of the Board of Directors.

     During 2002, non-employee directors will receive $12,000 per year, payable quarterly, in arrears, $1,000 for attendance in-person and $500 for attendance by telephone (unless it is purely an administrative meeting in which event there is no compensation), at each meeting of the Board of Directors or of any committee meeting held on a day on which the Board of Directors did not meet.

EMPLOYMENT AGREEMENTS

     Set forth below are summaries of employment and consulting agreements with certain individuals who were Named Executive Officers during 2001 and with Steven Vick, who was appointed as President and Chief Executive Officer as of February 18, 2002.

     Steven Vick

     Effective February 18, 2002, we entered into an employment agreement with Steven Vick, providing for Mr. Vick's services as President and Chief Executive Officer. The agreement provides for a three year term, unless terminated earlier due to Mr. Vick's death, disability, mutual agreement or by us for "Cause" (as defined). If employment is terminated by us during the first year of the term, without "Cause," we must continue to pay Mr. Vick his then current salary, bonuses and stock options pro rata, and other benefits (to the extent eligible), as of the date of terminations, for six months following the date of termination. Upon the termination of Mr. Vick's employment due to death or disability, Mr. Vick's salary, bonuses and stock options pro rata, and other benefits (to the extent eligible) continue for a period of six months following such termination. The agreement provides for an annual salary of $275,000, subject to annual review, scheduled bonus of $50,000 for each million dollars of audited earnings for fiscal 2002, excluding depreciation, amortization, taxes, any one-time gains from the sale of assets and any one-time charges. Mr. Vick's bonus is to be paid in advance at $25,000 per quarter, commencing April 1, 2002. If the bonus is insufficient to cover the advances, such advances shall be applied to the following year's bonus to the extent they exceed the 2002 bonus. Mr. Vick's bonus for fiscal years 2003 and 2004 shall be determined by the Board of Directors and Compensation Committee of the Board, but the basis for determining the bonus, as set forth above, may not be changed in such a way as to reduce the amount of the bonus unless Mr. Vick received base salary and bonus for the year in question of at least $600,000. The agreement also provides for moving expenses for Mr. Vick to relocate to Portland, Oregon, in the amount of up to $150,000. If, during the first year of the agreement, Mr. Vick voluntarily resigns (excluding death or disability) or is terminated by us with cause, Mr. Vick must reimburse us for all moving expenses paid directly to him, or on his behalf, within 30 days. The agreement also provides that pursuant to a separate stock option agreement, Mr. Vick will receive a non-qualified stock option to purchase 65,000 shares of common stock. The option will vest over three years at a rate of 59.30657 shares per calendar day. The exercise price for each share of common stock will be $3.125.

     Sandra Campbell

     On December 31, 1997, we entered into an employment agreement with Sandra Campbell providing for Ms. Campbell's services as Senior Vice President, General Counsel and Secretary. We and Ms. Campbell agreed to amend and restate the employment agreement in its entirety as of the Effective Date. The agreement, as amended and restated, is automatically extended on a continuous basis. We may terminate the amended and restated agreement at any time or Ms. Campbell may terminate her employment without cause by providing us with not less than 45 days' advance written notice. If we terminate Ms. Campbell's employment other than for "Death, Disability or Cause," or Ms. Campbell resigns as a result of "Change in Control; Diminution in Duties," giving the Company 30 days' advance written notice of such intent, she will be entitled to receive payment of her base salary for a period of one year immediately following the date of termination of her employment. The amended and restated agreement automatically terminates upon Ms. Campbell's death and may terminate upon us giving Ms. Campbell 60 days' advance written notice in event of "Disability." The amended and restated agreement provides that Ms. Campbell's annual base salary of at least $220,000. Ms. Campbell received $100,000 upon the effective date of the amended and restated agreement. In addition, we and Ms. Campbell have entered into an Officers and Directors Indemnification Agreement that provides Ms. Campbell with the maximum amount of protection allowed under Nevada law against liability and expenses incurred by her in any proceeding in which she is involved due to her role as an officer to the extent that such protection is not inconsistent with our Certificate of Incorporation or Bylaws.

     Nancy Gorshe

     On February 3, 1998, we entered into an employment agreement with Nancy Gorshe providing for Ms. Gorshe's services as Vice President/Community Relations. We and Ms. Gorshe agreed to amend and restate the employment agreement in its entirety as of the Effective Date for Ms. Gorshe's services as Senior Vice President of Community Relations and Chief Operating Officer. The agreement, as amended and restated, is automatically extended on a continuous basis. We may terminate the amended and restated agreement at any time or Ms. Gorshe may terminate her employment without cause by providing us with not less than 45 days' advance written notice. If we terminate Ms. Gorshe's employment other than for "Death, Disability or Cause," or Ms. Gorshe resigns as a result of "Change in Control; Diminution in Duties," giving the Company 30 days' advance written notice of such intent, she will be entitled to receive payment of her base salary for a period of one year immediately following the date of termination of her employment. The amended and restated agreement automatically terminates upon Ms. Gorshe's death and may terminate upon us giving Ms. Gorshe 60 days' advance written notice in event of "Disability." The amended and restated agreement provides that Ms. Gorshe's annual base salary is at least $200,000. Ms. Gorshe received $50,000 upon the effective date of the amended and restated agreement. In addition, we and Ms. Gorshe have entered into an Officers and Directors Indemnification Agreement that provides Ms. Gorshe with the maximum amount of protection allowed under Nevada law against liability and expenses incurred by her in any proceeding in which she is involved due to her role as an officer to the extent that such protection is not inconsistent with our Certificate of Incorporation or Bylaws.

     Drew Q. Miller

     On March 16, 2000, we entered into an employment agreement with Drew Q. Miller providing for Mr. Miller's services as Senior Vice President, Chief Financial Officer and Treasurer. We and Mr. Miller agreed to amend and restate the employment agreement in its entirety as of the Effective Date for Mr. Miller's services as Senior Vice President, Chief Financial Officer and Treasurer. The agreement, as amended and restated, is automatically extended on a continuous basis. We may terminate the amended and restated agreement at any time or Mr. Miller may terminate his employment without cause by providing us with not less than 45 days' advance written notice. If we terminate Mr. Miller's employment other than for "Death, Disability or Cause," or Mr. Miller resigns as a result of "Change in Control; Diminution in Duties," giving the Company 30 days' advance written notice of such intent, he will be entitled to receive payment of his base salary for a period of one year immediately following the date of termination of his employment. The amended and restated agreement automatically terminates upon Mr. Miller's death and may terminate upon us giving

Mr. Miller 60 days' advance written notice in event of "Disability." The amended and restated agreement provides that Mr. Miller's annual base salary is at least $215,000. In addition, we and Mr. Miller have entered into an Officers and Directors Indemnification Agreement that provides Mr. Miller with the maximum amount of protection allowed under Nevada law against liability and expenses incurred by him in any proceeding in which he is involved due to his role as an officer to the extent that such protection is not inconsistent with our Certificate of Incorporation or Bylaws.

     Ron W. Kerr

     Effective January 1, 2001, we entered into an employment agreement with Mr. Ron W. Kerr, providing for Mr. Kerr's services as Vice President of the Eastern Region or in such other capacity as the Board of Directors may request, so long as Mr. Kerr shall have the same or similar responsibilities. The agreement provides for such services for the initial term of one year, with an automatic rollover at the end of each year from and after the effective date for an additional year unless terminated by us in writing within 90 days prior to the anniversary date of the effective date of the agreement (in which event Mr. Kerr will have one year of employment remaining until the termination of the agreement. The agreement provides for a base salary of $130,000 per year and for bonus eligibility under the Executive Incentive Compensation Plan. Mr. Kerr or us may terminate the agreement without cause at any time giving 30 days' advance written notice. In the event that we terminate Mr. Kerr's employment without cause, Mr. Kerr will be entitled to receive $130,000. The agreement may also be terminated without further payment due to death or disability or for cause.

     Wm. James Nicol

     Effective November 1, 2000, we entered into an employment agreement with Wm. James Nicol, providing for Mr. Nicol's services as President and Chief Executive Officer. We and Mr. Nicol agreed to amend and restate the employment agreement in its entirety as of January 1, 2001. The amended and restated agreement provided for such employment for a period beginning on November 1, 2001 and ending on the day after the date on which our Plan was consummated. The amended and restated agreement provided for Mr. Nicol's annual salary of $360,000. The amended and restated agreement provided for a "Restructuring Approval Bonus" to be paid to Mr. Nicol in the amount of $125,000, and for a "Restructuring Consummation Bonus" in the amount of $125,000, calculated based upon EBITDA at September 30, 2001, to be paid upon the Effective Date of the Plan. Mr. Nicol was paid the Restructuring Approval Bonus in 2001 and the Restructuring Consummation Bonus in 2002. In addition, we entered into a first amendment to the amended and restated employment agreement as of January 2, 2002 which provided that either party could terminate Mr. Nicol's employment by providing at least 30 days prior notice. This amendment also provided that if Mr. Nicol's employment was terminated, for any reason, he was to receive $186,000. Mr. Nicol's agreement was terminated in 2002 and he was paid such amount. In addition, we and Mr. Nicol entered into an Officers and Directors Indemnification Agreement that provided Mr. Nicol with the maximum amount of protection allowed under Nevada law against liability and expenses incurred by him in any proceeding in which he was involved due to his role as an officer or director to the extent that such protection is not inconsistent with our Certificate of Incorporation or Bylaws.

  Other Employment Agreements

     We have entered into six other employment agreements with other Vice Presidents of the Company. Each of these agreements provides comparable terms to those of Mr. Kerr's agreement, as described above. The base salary of the individuals covered under these agreements ranges from $110,000 to $130,000 per year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     At December 31, 2001, the Compensation Committee was comprised of John Gibbons (Chair), Jill Krueger and Leonard Tannenbaum. Currently, the Compensation Committee is comprised of Leonard Tannenbaum (Chair), W. Andrew Adams and Andre Dimitriadis.

     In December 2000, we entered into an agreement with MYFM Capital, LLC ("MYFM") under which the we could establish a line of credit with BET Associates LP ("BET") as lender, providing for loans of up to $10.0 million. In early 2001, we terminated the agreement and paid MYFM $50,000 in connection with such termination. Bruce E. Toll, who is the beneficial owner of 832,960 of our common shares, and was a member of our Board of Directors from January 2001 to January 1, 2002, is the sole member of BRU Holdings Company, Inc., LLC, which is the sole general partner of BET. Leonard Tannenbaum is the Managing Partner of MYFM Capital, LLC, the son-in-law of Mr. Toll, a 10% limited partner of BET, and served on our Board of Directors during 2001.

     W. Andrew Adams became a member of the Board of Directors in January 2002. Mr. Adams currently serves as President, Chief Executive Officer and Chairman of the Board of Directors of NHI. NHI owns 557,214 shares of our common stock and $5.0 million of our New Notes.

     Andre Dimitriadis, who has served on our Board of Directors since January 2002, is the President, Chief Executive Officer and Chairman of the Board of LTC and is Chief Executive Office and Chairman of the Board of CLC Healthcare, Inc. (previously LTC Healthcare, Inc.). LTC owns $11.0 million of our New Notes and CLC Healthcare, Inc. owns 22.4% of our common stock and $1.9 million of our New Notes. We currently lease 37 properties (1,426 units) from LTC. During 2001, we paid LTC approximately $12.5 million for building rent. In accordance with our Plan, effective January 1, 2002, we entered into a Master Lease Agreement with LTC under which 16 leases were consolidated. This Master Lease Agreement provides for aggregate rent reductions of $875,000 per year and restructures the provision related to minimum rent increases for the 16 properties for the initial remaining term. As a result of the change in future annual rent increases as to the 16 properties under the Master Lease Agreement, we are required to account for rent expense on a straight-line basis. In exchange for the rent reduction, LTC filed a claim in the bankruptcy proceeding (to which we did not object) in the amount of $2,500,000. The claim was approved by the Court and entitled LTC to $590,694 of Senior Secured Notes, $223,803 of Junior Secured Notes and 91,576 shares of common stock. Prior to the issuance of any common stock to LTC, LTC entered into an agreement with Healthcare Holdings, Inc., a wholly owned subsidiary of CLC Healthcare, Inc. to allow it to purchase LTC's right to receive the common stock. The Master Lease Agreement also provides LTC with the option to exercise certain remedies, including the termination of the Master Lease Agreement and certain other LTC leases due to cross-default rights, upon a change of control under which at least 30% ownership of our common stock is held by a party or combination of parties directly or indirectly. LTC has the same option if the stockholders approve a plan of liquidation or the stockholders approve a merger or consolidation meeting certain conditions. At the same time that we entered into the Master Lease Agreement, we also amended 16 other leases with LTC under which the renewal rights of certain of those leases are tied together differently than previously with certain other leases.

     We entered into a month-to-month contract for long distance services with TMC Communications in 2001. John Gibbons, who served on our Board of Directors during 2001, owns 50% of TMC. During 2001, we paid TMC Communications $32,700.

     We have contracted with Learning.Net for training resources. John Gibbons, who served on our Board of Directors during 2001, owns 12% of Learning.Net. During 2001, we paid Learning.Net $25,700 for software licensing fees and training courses.

     On January 1, 2002 we entered into a Registration Rights Agreement with LTC, CLC Healthcare, Inc. (formerly LTC Healthcare, Inc.), NHI and Cerberus Capital Management, L.P., which requires us to register the resale of securities acquired by these entities in connection with our Plan. Andre Dimitriadis is President, Chief Executive Officer and Chairman of the Board of LTC and Chief Executive Officer and Chairman of the Board of CLC Healthcare, Inc. and W. Andrew Adams is President, Chief Executive Officer and Chairman of the Board of NHI.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     We have set forth in the following table information as of February 16, 2002 with respect to the beneficial ownership of our Common Stock (based upon information provided by such persons) by:

          (1) each of our directors;

          (2) each person who is known by us to own beneficially more than 5% of our common stock;

          (3) Steven Vick, our current President and Chief Executive Officer, and each of the Named Executive Officers for the fiscal year ended December 31, 2001; and

          (4) our directors and executive officers as a group.

                                                                 SHARES       PERCENT
                                                              BENEFICIALLY      OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                         OWNED(2)       CLASS
---------------------------------------                       ------------    -------
W. Andrew Adams(2)..........................................     557,214         --
Andre Dimitriadis(3)........................................   1,473,421       22.4%
Mark Holliday...............................................          --         --
Richard C. Ladd.............................................          --         --
Matthew Patrick.............................................          --         --
Leonard Tannenbaum..........................................      42,732         --
Stephen Feinberg
  450 Park Avenue, 28th Floor
  New York, New York 10022(4)...............................   1,213,987       18.7%
Steven Vick.................................................          --         --
Wm. James Nicol.............................................          --         --
Sandra Campbell.............................................           *         --
Nancy Gorshe................................................          --         --
Drew Q. Miller..............................................          --         --
Ron Kerr....................................................          --         --
All directors and executive officers as a group (18
  persons)..................................................      63,421        1.0%

---------------
 *  Less than 1%.

(1) Except as otherwise noted above, the address of the directors and officers is c/o Assisted Living Concepts, Inc., 11835 NE Glenn Widing Drive, Building E, Portland, Oregon, 97220-9057.

(2) Mr. W. Andrew Adams is the President, Chief Executive Officer and Chairman of the Board of NHI. NHI is the holder of 557,214 shares of our common stock.

(3) As reported on Schedule 13D filed with the SEC on January 15, 2002. Mr. Andre Dimitriadis is the President, Chief Executive Officer and Chairman of the Board of LTC and Chief Executive Officer and Chairman of the Board of CLC Healthcare, Inc. (previously LTC Healthcare, Inc.). CLC Healthcare, Inc. is the holder of 1,452,793 shares and Mr. Dimitriadis is the holder of 20,628 shares of our common stock.

(4) As reported on Schedule 13D filed with the SEC on January 9, 2002. Mr. Stephen Feinberg in his capacity as the managing member of Cerberus Associates, LLC, the general partner of Cerberus Partners, LP, and as the investment manager for each of Cerberus International, Ltd., Cerberus Institutional, Ltd. and the Funds, possesses the power to vote the following shares of common stock: 229,028 held by Cerberus Partners, LP; 582,451 shares held by Cerberus International, Ltd.; 219,882 shares held by Cerberus Institutional, LTD; and 182,626 shares held in the aggregate by certain private investments funds.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 2001, we entered into a consulting agreement with Richard C. Ladd, who is currently a member of our Board of Directors. The agreement provides for Mr. Ladd to provide consultation services to us on the advisability of establishing a committee on quality improvement, its membership and charter. The initial contract was for a period of 4 months, which was amended to a month-to-month basis. Assisted Living Concepts, Inc. or Mr. Ladd may terminate the contract at any time by the terminating party providing at least 30-days prior written notice to the other party of their intention to terminate the contract. Mr. Ladd is reimbursed at the rate of $150 per hour, not to exceed $2,500 for any one month. We paid Mr. Ladd $8,090 for such services during the year ended December 31, 2001. Additionally, we have allowed Mr. Ladd and his spouse to participate in our health insurance programs. We paid premiums on their behalf of $7,900 during the year ended December 31, 2001.

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

     On October 9, 2001, we filed a report on Form 8-K announcing the Company received notice from the American Stock Exchange ("AMEX") indicating that AMEX intends to file an application with the Securities and Exchange Commission to strike the Company's common stock and its two series of convertible subordinated debentures from listing and registration on the AMEX.

     On October 29, 2001, we filed a report on Form 8-K announcing the court issuance of an Interim Order approving debtor-in-possession financing, the acquisition of sixteen previously leased assisted living facilities and notice from AMEX that the Company's common stock and two series of convertible debentures would be delisted.

     On November 6, 2001, we filed a report on Form 8-K announcing the court approval of the Company's Disclosure Statement on October 30, 2001.

     On December 19, 2001 we filed a report on Form 8-K announcing the confirmation of our First Amended Joint Plan of Reorganization by the United States Bankruptcy Court for the District of Delaware in Wilmington.

     On January 4, 2002 we filed a report on Form 8-K announcing the emergence from Chapter 11 Bankruptcy.

     On January 31, 2002 we filed a report on Form 8-K announcing the election of Steven Vick as President and CEO, effective February 18, 2002.

                ASSISTED LIVING CONCEPTS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                                  (ITEM 14(a))

                                                                      PAGE
                                                                      ----
  1.    FINANCIAL STATEMENTS:
        Independent Auditors' Report................................   47
        Consolidated Balance Sheets, December 31, 2000 (Predecessor
          Company) and 2001 (Successor Company).....................   48
        Consolidated Statements of Operations and Consolidated
          Statements of Comprehensive Loss, Years Ended December 31,
          1999, 2000 and 2001 (Predecessor Company).................   49
        Consolidated Statements of Shareholders' Equity, Years Ended
          December 31, 1999, 2000 and 2001 (Predecessor Company)....   50
        Consolidated Statements of Cash Flows, Years Ended December
          31, 1999, 2000 and 2001 (Predecessor Company).............   51
        Notes to Consolidated Financial Statements..................   52
  2.    FINANCIAL STATEMENT SCHEDULE:
        Schedule II -- Valuation and Qualifying Accounts............   77

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Assisted Living Concepts, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheet of Assisted Living Concepts, Inc. and subsidiaries as of December 31, 2001 (Successor Company) and the accompanying consolidated balance sheet of Assisted Living Concepts, Inc. and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001 (Predecessor Company). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Assisted Living Concepts Inc. and subsidiaries as of December 31, 2001 and the financial position of the Predecessor Company as of December 31, 2000 and the results of the Predecessor Company's operations and cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     As described in Note 1 to the consolidated financial statements, on January 1, 2002 the Company consummated a Joint Plan of Reorganization (the Plan) which had been confirmed by the United States Bankruptcy Court. The Plan resulted in a change of ownership of the Predecessor Company and, accordingly, effective December 31, 2001 the Company accounted for the change in ownership through fresh-start reporting. As a result, the consolidated information prior to December 31, 2001 is presented on a different cost basis than that as of December 31, 2001 and, therefore, is not comparable.

                                          /s/ KPMG LLP

Portland, Oregon
March 25, 2002

                         ASSISTED LIVING CONCEPTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                              PREDECESSOR    SUCCESSOR
                                                                COMPANY       COMPANY
                                                              -----------    ---------
                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          2001
                                                              -----------    ---------
Current assets:
  Cash and cash equivalents.................................   $  7,444      $  6,077
  Cash held for tenant security deposits....................      2,445            --
  Cash restricted for tenant security deposits..............         --         2,415
  Accounts receivable, net of allowance for doubtful
    accounts of $1,399 at 2000..............................      2,448         2,328
  Prepaid insurance.........................................      1,765           160
  Prepaid expenses..........................................      1,042           823
  Cash restricted for workers compensation claims...........      1,072         2,825
  Other current assets......................................      2,729         3,862
                                                               --------      --------
         Total current assets...............................     18,945        18,490
Restricted cash.............................................      5,394         5,349
Property and equipment, net.................................    298,744       196,548
Goodwill, net...............................................      4,785            --
Other assets, net...........................................      8,590         1,866
                                                               --------      --------
         Total assets.......................................   $336,458      $222,253
                                                               ========      ========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  2,708      $  1,450
  Accrued real estate taxes.................................      4,835         4,523
  Accrued interest expense..................................      1,937           666
  Accrued payroll expense...................................      4,017         4,561
  Other accrued expenses....................................      4,229         7,163
  Bridge loan payable.......................................      4,000            --
  Class action litigation settlement payable................      7,765            --
  Tenant security deposits..................................      2,484         2,471
  Related party payable.....................................        626            --
  Other current liabilities.................................        565           652
  Current portion of unfavorable lease adjustment...........         --           681
  Current portion of long-term debt and capital lease
    obligation..............................................      1,690         2,622
                                                               --------      --------
         Total current liabilities..........................     34,856        24,789
Other liabilities...........................................      6,059            89
Unfavorable lease adjustment................................         --         3,115
Long-term debt and capital lease obligation, net of current
  portion...................................................     70,407       161,461
Convertible subordinated debentures.........................    161,250            --
                                                               --------      --------
         Total liabilities..................................    272,572       189,454
                                                               --------      --------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, Predecessor Company $.01 par value;
    1,000,000 shares authorized; none issued or
    outstanding.............................................         --            --
  Preferred stock, Successor Company $.01 par value;
    3,250,000 shares authorized; none issued or
    outstanding.............................................         --            --
  Common Stock, Predecessor Company $.01 par value;
    80,000,000 shares authorized; issued and outstanding
    17,120,745 shares at December 31, 2000 and 2001.........        171            --
  Common Stock, Successor Company $.01 par value; 20,000,000 shares authorized; issued and outstanding 6,431,759
    shares at December 31, 2001 (68,241 shares to be issued
    upon settlement of pending claims)......................         --            65
  Additional paid-in capital................................    144,451        32,734
  Fair market value in excess of historical cost of acquired
    net assets attributable to related party transactions...       (239)           --
  Accumulated deficit.......................................    (80,497)           --
                                                               --------      --------
         Total shareholders' equity.........................     63,886        32,799
                                                               --------      --------
         Total liabilities and shareholders' equity.........   $336,458      $222,253
                                                               ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   PREDECESSOR COMPANY
                                                            ---------------------------------
                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999        2000        2001
                                                            --------    --------    ---------
Revenue...................................................  $117,489    $139,423    $ 150,678
Operating expenses:
  Residence operating expenses............................    81,767      95,032      103,867
  Corporate general and administrative....................    21,178      18,365       17,119
  Building rentals........................................    15,367      16,004       15,980
  Depreciation and amortization...........................     8,981       9,923       10,349
  Class action litigation settlement......................        --      10,020           --
  Terminated merger expense...............................       228          --           --
  Site abandonment costs..................................     4,912          --           --
                                                            --------    --------    ---------
          Total operating expenses........................   132,433     149,344      147,315
                                                            --------    --------    ---------
Operating income (loss)...................................   (14,944)     (9,921)       3,363
                                                            --------    --------    ---------
Other income (expense):
  Interest expense........................................   (15,200)    (16,363)     (19,465)
  Interest income.........................................     1,598         786          655
  Gain (loss) on sale and disposal of assets..............      (127)         13          (88)
  Loss on sale of marketable securities...................        --        (368)          --
  Other income (expense), net.............................      (260)         67           30
                                                            --------    --------    ---------
          Total other expense.............................   (13,989)    (15,865)     (18,868)
                                                            --------    --------    ---------
Loss before debt restructure and reorganization cost,
  fresh start adjustments and extraordinary item..........   (28,933)    (25,786)     (15,505)
Debt restructure and reorganization cost..................        --          --       (8,581)
Fresh start adjustments...................................        --          --     (119,320)
                                                            --------    --------    ---------
Loss before extraordinary item............................   (28,933)    (25,786)    (143,406)
Extraordinary item -- gain on reorganization..............        --          --       79,520
                                                            --------    --------    ---------
Net loss..................................................  $(28,933)   $(25,786)   $ (63,886)
                                                            ========    ========    =========
Basic and diluted net loss per common share:
  Loss before extraordinary item..........................  $  (1.69)   $  (1.51)   $   (8.38)
  Extraordinary item......................................        --          --         4.65
                                                            --------    --------    ---------
Basic and diluted net loss per common share...............  $  (1.69)   $  (1.51)   $   (3.73)
                                                            ========    ========    =========
Basic and diluted weighted average common shares
  outstanding.............................................    17,119      17,121       17,121
                                                            ========    ========    =========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                                   PREDECESSOR COMPANY
                                                             --------------------------------
                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        2000        2001
                                                             --------    --------    --------
Net loss...................................................  $(28,933)   $(25,786)   $(63,886)
Other comprehensive loss:
  Unrealized loss on investments...........................      (320)         --          --
  Reclassification adjustment for loss included in net
     loss..................................................        --         320          --
                                                             --------    --------    --------
Comprehensive loss.........................................  $(29,253)   $(25,466)   $(63,886)
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                            FAIR MARKET
                                                                             VALUE IN      ACCUMULATED
                               COMMON STOCK     ADDITIONAL     UNEARNED      EXCESS OF        OTHER
                             ----------------    PAID-IN     COMPENSATION   HISTORICAL    COMPREHENSIVE   ACCUMULATED
                             SHARES    AMOUNT    CAPITAL       EXPENSE         COST           LOSS          DEFICIT
                             -------   ------   ----------   ------------   -----------   -------------   -----------
Balance at December 31,
  1998, Predecessor
  Company..................   17,344   $ 173    $ 148,533      $(3,492)        $(239)         $  --        $ (25,778)
Exercise of employee stock
  options..................       27      --          158           --            --             --               --
Compensation expense earned
  on restricted stock......       --      --           --          180            --             --               --
Retirement of restricted
  stock....................     (250)     (2)      (4,248)       3,312            --             --               --
Unrealized loss on
  marketable securities....       --      --           --           --            --           (320)              --
Net loss...................       --      --           --           --            --             --          (28,933)
                             -------   -----    ---------      -------         -----          -----        ---------
Balance at December 31,
  1999, Predecessor
  Company..................   17,121     171      144,443           --          (239)          (320)         (54,711)
Compensation expense on
  issuance of consultant
  options..................       --      --            8           --            --             --               --
Reclassification adjustment
  for loss included in net
  loss.....................       --      --           --           --            --            320               --
Net loss...................       --      --           --           --            --             --          (25,786)
                             -------   -----    ---------      -------         -----          -----        ---------
Balance at December 31,
  2000, Predecessor
  Company..................   17,121     171      144,451           --          (239)            --          (80,497)
Net loss...................       --      --           --           --            --             --          (63,886)
                             -------   -----    ---------      -------         -----          -----        ---------
Balance at December 31,
  2001, Predecessor
  Company..................   17,121     171      144,451           --          (239)            --         (144,383)
                             =======   =====    =========      =======         =====          =====        =========
Fresh start
  reclassifications........  (17,121)   (171)    (144,451)          --           239             --          144,383
Issuance of common stock...    6,500      65       32,734           --            --             --               --
                             -------   -----    ---------      -------         -----          -----        ---------
Balance at December 31,
  2001, Successor Company..    6,500   $  65    $  32,734      $    --         $  --          $  --        $      --
                             =======   =====    =========      =======         =====          =====        =========


                                 TOTAL
                             SHAREHOLDERS'
                                EQUITY
                             -------------
Balance at December 31,
  1998, Predecessor
  Company..................    $119,197
Exercise of employee stock
  options..................         158
Compensation expense earned
  on restricted stock......         180
Retirement of restricted
  stock....................        (938)
Unrealized loss on
  marketable securities....        (320)
Net loss...................     (28,933)
                               --------
Balance at December 31,
  1999, Predecessor
  Company..................      89,344
Compensation expense on
  issuance of consultant
  options..................           8
Reclassification adjustment
  for loss included in net
  loss.....................         320
Net loss...................     (25,786)
                               --------
Balance at December 31,
  2000, Predecessor
  Company..................      63,886
Net loss...................     (63,886)
                               --------
Balance at December 31,
  2001, Predecessor
  Company..................          --
                               ========
Fresh start
  reclassifications........          --
Issuance of common stock...      32,799
                               --------
Balance at December 31,
  2001, Successor Company..    $ 32,799
                               ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    PREDECESSOR COMPANY
                                                              --------------------------------
                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        2000        2001
                                                              --------    --------    --------
OPERATING ACTIVITIES:
Net loss....................................................  $(28,933)   $(25,786)   $(63,886)
Adjustment to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................     8,981       9,923      10,349
  Provision for doubtful accounts...........................       883       1,932         (61)
  Site abandonment costs....................................     4,912          --          --
  Amortization of deferred financing fees...................     1,999       1,613       3,708
  Extraordinary gain on reorganization......................        --          --     (79,520)
  Fresh start adjustments...................................        --          --     119,320
  Loss on the sale of marketable securities.................        --         368          --
  Loss (gain) on sale of assets.............................       127         (13)         88
  Compensation expense earned on restricted stock...........       180          --          --
  Compensation expense on issuance of consultant options....        --           8          --
Changes in assets and liabilities:
  Accounts receivable.......................................       175        (311)        181
  Prepaid expenses..........................................        44      (1,859)      1,815
  Other current assets......................................       953         690       1,252
  Other assets..............................................    (1,435)        (17)      3,193
  Accounts payable..........................................      (304)      1,390      (1,258)
  Accrued expenses..........................................       245       3,809       5,846
  Other current liabilities.................................    (2,271)      8,854      (8,165)
  Other liabilities.........................................     2,545         _99        (589)
                                                              --------    --------    --------
        Net cash provided by (used in) operating
        activities..........................................   (11,899)        700      (7,727)
                                                              --------    --------    --------
INVESTING ACTIVITIES:
Sale of marketable securities, available for sale...........     2,000       1,632          --
Restricted cash.............................................    (7,555)      1,089      (4,123)
Proceeds from sale of property and equipment................        19          14          --
Purchases of property and equipment.........................   (27,824)     (3,543)     (2,094)
Acquisition of properties...................................        --          --     (23,500)
                                                              --------    --------    --------
        Net cash used in investing activities...............   (33,360)       (808)    (29,717)
                                                              --------    --------    --------
FINANCING ACTIVITIES:
Proceeds from (payments on) bridge loan.....................        --       4,000      (4,000)
Proceeds from long-term debt................................        --          --      49,924
Proceeds from DIP facility..................................        --          --       1,000
Payments on long-term debt and capital lease obligation.....    (1,491)     (1,609)     (4,692)
Proceeds from issuance of common stock, net.................       158          --          --
Debt issuance costs of offerings and long-term debt.........        --          --      (6,155)
Retirement of restricted stock..............................      (838)         --          --
                                                              --------    --------    --------
        Net cash provided by (used in) financing
        activities..........................................    (2,171)      2,391      36,077
                                                              --------    --------    --------
Net (decrease) increase in cash and cash equivalents........   (47,430)      2,283      (1,367)
Cash and cash equivalents, beginning of year................    52,591       5,161       7,444
                                                              --------    --------    --------
Cash and cash equivalents, end of year......................  $  5,161    $  7,444    $  6,077
                                                              ========    ========    ========
Supplemental disclosure of cash flow information:
  Cash payments for interest................................  $ 15,528    $ 14,945    $ 11,181
  Cash payments for income taxes............................  $     --    $     --    $     --
Non-cash transactions:
  Decrease in construction payable and property and
    equipment...............................................  $ (5,864)   $ (1,078)         --
  Purchase of equipment with capital lease obligation.......        --         263          --
  Unrealized loss on investment.............................      (320)         --          --
  Amendment of leases and removal of related assets.........    29,492          --          --
  Retirement of restricted stock............................     3,412          --          --
  Amendment of leases and removal of related debt...........    31,488          --          --
  Elimination of deferred gain on purchase of leased
    properties..............................................        --          --    $  1,786

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

REORGANIZATION

     On October 1, 2001, Assisted Living Concepts, Inc. (the "Company"), and its wholly owned subsidiary, Carriage House Assisted Living, Inc. ("Carriage House", and together with the Company, the "Debtors") each filed a voluntary petition under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware in Wilmington (the "Court"), case nos. 01-10674 and 01-10670, respectively, which are being jointly administered. The Court gave final approval to the first amended joint plan of reorganization (the "Plan") on December 28, 2001.

     On January 1, 2002 (the "Effective Date") the Debtors emerged from the proceedings under Chapter 11 of the Bankruptcy Code. The Plan authorized the issuance as of the Effective Date (subject to the Reserve described below) of $40.25 million aggregate principal amount of seven-year secured notes (the "New Senior Secured Notes"), bearing interest at 10% per annum, payable semi-annually in arrears, and $15.25 million aggregate principal amount of ten-year secured notes (the "New Junior Secured Notes" and collectively with the New Senior Secured Notes, the "New Notes"), bearing interest payable in additional New Junior Secured Notes for three years at 8% per annum and thereafter payable in cash at 12% per annum, payable semi-annually in arrears, and (c) 6,500,000 shares of new common stock, par value $0.01 (the "New Common Stock") of the reorganized Company, of which 4% was issued to shareholders of the Predecessor Company.

     At the Effective Date, the new Board of Directors of the reorganized Company consists of seven members as follows: Leonard Tannenbaum, Andre Dimitriadis, W. Andrew Adams (Chairman), Matthew Patrick, Mark Holliday, Richard Ladd and Wm. James Nicol, then the President and Chief Executive Officer of the Company. At the Effective Date, Steven L. Vick replaced Mr. Nicol as President, Chief Executive Officer and Director.

     The Company held back from the initial issuance of New Common Stock and New Notes on the Effective Date, $440,178 of New Senior Secured Notes, $166,775 of New Junior Secured Notes and 68,241 shares of New Common Stock (collectively, the "Reserve") to be issued to holders of general unsecured claims at a later date. The total amount of, and the identities of all of the holders of, the general unsecured claims were not known as of the Effective Date, either because they were disputed or they were not made by their holders prior to December 19, 2001, the cutoff date for calculating the Reserve (the "Cutoff Date"). Once the total amount and the identities of the holders of those claims are determined, the shares of New Common Stock and the New Notes held in the Reserve will be distributed pro rata among the holders of those claims (the date of this distribution, the "Subsequent Distribution Date").

     If the Reserve is insufficient to cover the general unsecured claims allowed after the Cutoff Date, the Company and its subsidiaries will have no further liability with respect to those general unsecured claims and the holders of those claims will receive proportionately lower distributions of shares of New Common Stock and New Notes than the holders of general unsecured claims allowed prior to the Cutoff Date. If the Reserve exceeds the distributions necessary to cover the general unsecured claims allowed after the Cutoff Date, the additional securities remaining in the Reserve will be distributed among all holders of the general unsecured claims so as to ensure that each holder of a general unsecured claim receives, in the aggregate, its pro rata share of the New Common Stock and the New Notes. In this case, the holders of the general unsecured

                         ASSISTED LIVING CONCEPTS, INC.

claims allowed prior to the Cutoff Date will receive distributions of securities both on the Effective Date and on the Subsequent Distribution Date.

As a result of the consummation of the Plan, the Company recognized an extraordinary gain on reorganization as follows (in thousands):

                                                                  YEAR ENDED
                                                               DECEMBER 31, 2001
                                                               -----------------
Liabilities subject to compromise:
  Subordinated convertible debentures......................        $161,250
  Accrued interest on subordinated convertible
     debentures............................................           3,914
  Employee separation agreement............................             152
  Accrued interest on mortgage loans discharged............              43
  Discharge of two mortgage loans..........................           5,855
                                                                   --------
Total liabilities subject to compromise....................        $171,214
Less:
  Value of new Senior Secured Notes........................          40,250
  Value of new Junior Secured Notes........................          12,628
  Carrying value of deferred financing fees of discharged
     debts.................................................           1,026
  Carrying value of property conveyed in satisfaction of
     debt..................................................           4,957
  Carrying value of assets related to rejected lease.......              34
  Value of Successor Company's common stock................          32,799
                                                                   --------
Extraordinary gain on reorganization.......................        $ 79,520
                                                                   ========

FRESH START REPORTING

     Upon emergence from Chapter 11 proceedings, the Company adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting By Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). In connection with the adoption of fresh-start reporting, a new entity has been deemed created for financial reporting purposes. For financial reporting purposes, the Company adopted the provisions of fresh-start reporting effective December 31, 2001. Consequently, the consolidated balance sheet and related information at December 31, 2001 is labeled Successor Company, and reflects the Plan and the principles of fresh-start reporting. Periods presented prior to December 31, 2001 have been designated Predecessor Company.

     In adopting the requirements of fresh-start reporting as of December 31, 2001, the Company was required to value its assets and liabilities at fair value and eliminate its accumulated deficit as of December 31, 2001. A $32.8 million reorganization value was determined by the Company with the assistance of financial advisors in reliance upon various valuation methods, including discounted projected cash flow analysis and other applicable ratios and economic industry information relevant to the operation of the Company and through negotiations with various creditor parties in interest.

     The following reconciliation of the Predecessor Company's consolidated balance sheet as of December 31, 2001 to that of the Successor Company was prepared to present the adjustments that give effect to the reorganization and fresh-start reporting.

     The adjustments entitled Reorganization reflect the consummation of the Plan, including the elimination of existing liabilities subject to compromise, assets conveyed to a lender and reflect the reorganization value of the Successor Company.

                         ASSISTED LIVING CONCEPTS, INC.

     The adjustments entitled Fresh-Start Adjustments reflect the adoption of fresh start reporting, including the elimination of goodwill and adjustments to record property, plant and equipment and other long-term assets and liabilities, at their fair values. Management estimated the fair value of its assets and liabilities by utilizing commonly used discounted cash flow valuation methods.

                                             PREDECESSOR                    FRESH-START                       SUCCESSOR
                                               COMPANY     REORGANIZATION   ADJUSTMENTS   RECLASSIFICATIONS    COMPANY
                                             -----------   --------------   -----------   -----------------   ---------
                                                                           (IN THOUSANDS)
Assets:
  Cash and cash equivalents................   $   6,077      $      --       $      --        $      --       $  6,077
  Cash restricted for tenant security
    deposits...............................       2,415             --              --               --          2,415
  Accounts receivable, net.................       2,328             --              --               --          2,328
  Prepaid insurance........................         160             --              --               --            160
  Prepaid expenses.........................         832             (9)                              --            823
  Cash restricted for workers' compensation
    claims.................................       2,825             --              --               --          2,825
  Other current assets.....................       3,870             (8)                              --          3,862
                                              ---------      ---------       ---------        ---------       --------
         Total current assets..............      18,507            (17)                                         18,490
                                              ---------      ---------       ---------        ---------       --------
Restricted cash............................       5,349             --              --               --          5,349
Property and equipment, net................     312,459         (4,980)       (110,931)              --        196,548
Goodwill, net..............................       4,493             --          (4,493)              --             --
Other assets, net..........................       8,030         (1,026)         (5,138)              --          1,866
                                              ---------      ---------       ---------        ---------       --------
         Total assets......................   $ 348,838      $  (6,023)      $(120,562)       $      --       $222,253
                                              =========      =========       =========        =========       ========
Current liabilities:
  Accounts payable.........................   $   1,450      $      --       $      --        $      --       $  1,450
  Accrued real estate taxes................       4,517             (6)             12               --          4,523
  Accrued interest expense.................       4,623         (3,957)             --               --            666
  Accrued payroll expense..................       4,561             --              --               --          4,561
  Other accrued expenses...................       7,163             --              --               --          7,163
  Tenant security deposits.................       2,471             --              --               --          2,471
  Other current liabilities................         804           (152)             --               --            652
  Current portion of unfavorable lease
    adjustment.............................          --             --             681               --            681
  Current portion of long-term debt and
    capital lease obligations..............       2,622                             --               --          2,622
                                              ---------      ---------       ---------        ---------       --------
         Total current liabilities.........      28,211         (4,115)            693               --         24,789
                                              ---------      ---------       ---------        ---------       --------
Other liabilities..........................       3,684                         (3,595)              --             89
Unfavorable lease adjustment...............          --             --           3,115               --          3,115
Long-term debt and capital lease
  obligations, net of current portion......     115,893         47,023          (1,455)              --        161,461
Convertible subordinated debentures........     161,250       (161,250)             --               --             --
                                              ---------      ---------       ---------        ---------       --------
         Total liabilities.................     309,038       (118,342)         (1,242)              --        184,454
                                              ---------      ---------       ---------        ---------       --------
Commitments and contingencies Shareholders'
  equity:
  Preferred Stock,.........................          --             --              --               --             --
  Common Stock,............................         171             65              --             (171)            65
  Additional paid-in capital...............     144,451         32,734              --         (144,451)        32,734
  Fair market value in excess of historical
    cost of acquired net assets............        (239)            --              --              239             --
  Accumulated deficit......................    (104,583)        79,520        (119,320)         144,383             --
                                              ---------      ---------       ---------        ---------       --------
         Total shareholders' equity........      39,800        112,319        (119,320)              --         32,799
                                              ---------      ---------       ---------        ---------       --------
         Total liabilities and
           shareholders' equity............   $ 348,838      $  (6,023)      $(120,562)       $      --       $222,253
                                              =========      =========       =========        =========       ========

                         ASSISTED LIVING CONCEPTS, INC.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Predecessor Company as of December 31, 2000 and for the three years ended December 31, 2001, and the Successor Company at December 31, 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

FACTORS AFFECTING COMPARABILITY OF FINANCIAL INFORMATION

     The amounts recorded in the consolidated balance sheet of the Predecessor Company were materially changed with the implementation of fresh-start reporting. Consequently, the consolidated balance sheet of the Successor Company is generally not comparable to that of the Predecessor Company, principally due to the adjustment of property, plant and equipment, deferred financing costs, deferred gains, goodwill, long-term debt and leases to estimated fair value, the discharge of liabilities subject to compromise and the recapitalization of the Company. The Company recorded an extraordinary gain of $79.5 million from the restructuring of its debt in accordance with the provisions of the Plan. Fresh-start valuation adjustments of $119.3 million were made to reduce the net assets and liabilities of the Successor Company to fair value as of December 31, 2001.

CASH EQUIVALENTS AND MARKETABLE SECURITIES

     Cash equivalents of $4.6 million and $1.0 million at December 31, 2000 and 2001, respectively, consist of highly liquid investments with maturities of three months or less at the date of purchase. The Company's investments in marketable securities are classified as available for sale. These investments are stated at fair value with any unrealized gains or losses included as accumulated other comprehensive loss in shareholders' equity. Interest income is recognized when earned.

LEASES

     The Company determines the classification of its leases as either operating or capital at their inception. The Company re-evaluates such classification whenever circumstances or events occur that require the reevaluation of the leases.

     The Company accounts for arrangements entered into under sale and leaseback agreements pursuant to Statement of Financial Accounting Standards (SFAS) No. 98, "Accounting for Leases." For transactions that qualify as sales and operating leases, a sale is recognized and the asset is removed from the books. For

                         ASSISTED LIVING CONCEPTS, INC.

transactions that qualify as sales and capital leases, the sale is recognized, but the asset remains on the books and a capital lease obligation is recorded. Transactions that do not qualify for sales treatment are treated as financing transactions. In the case of financing transactions, the asset remains on the books and a finance obligation is recorded as part of long-term debt. Losses on sale and leaseback agreements are recognized at the time of the transaction absent indication that the sales price is not representative of fair value. Gains are deferred and recognized on a straight-line basis over the initial term of the lease. In accordance with fresh-start reporting, such gains were eliminated from the Predecessor Company's books as of the Effective date.

     All of the Company's leases contain various provisions for annual increases in rent, or rent escalators. Certain of these leases contain rent escalators with future minimum annual rent increases that are not considered contingent rents. The total amount of the rent payments under such leases with non-contingent rent escalators is being charged to expense on the straight-line method over the term of the leases. The Company records a deferred credit, included in other liabilities, to reflect the excess of rent expense over cash payments. This deferred credit is reduced in the later years of the lease term as the cash payments exceed the rent expense. Other liabilities of the Predecessor Company included $1.9 million and $1.8 million of such amounts at December 31, 2000 and 2001, respectively. In accordance with fresh-start reporting, the Predecessor Company's deferred credit was eliminated as of the Effective Date. However, lease expense for those leases with non-contingent rent escalators from the Effective Date forward will continue to be charged to expense on the straight-line method over the remaining term of the leases. (See
Note 5).

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and depreciation is computed over the assets' estimated useful lives on the straight-line basis as follows:

                                            PREDECESSOR      SUCCESSOR
                                              COMPANY         COMPANY
                                            ------------   --------------
Buildings and building improvements.......      40 years   35 to 40 years
Furniture and equipment...................  3 to 7 years     3 to 7 years

     Equipment under capital lease is recorded at the net present value of the future minimum lease payments at the inception of the lease. Amortization of equipment under capital lease is provided using the straight-line method over the shorter of the life of the lease or the estimated useful life.

     As of the Effective Date, the Successor Company adjusted its property, plant and equipment to estimated fair value in conjunction with the implementation of fresh-start reporting. The Successor Company maintains the same policies concerning transactions affecting property and equipment.

     Asset impairment is analyzed on assets to be held and used by the rental demand by market to determine if future cash flows (undiscounted and without interest charges) are less than the carrying amount of the asset. If an impairment is determined to have occurred, an impairment loss is recognized to the extent the assets carrying amount exceeds its fair value. Assets the Company intends to dispose of are reported at the lower of (i) fair carrying amount or
(ii) fair value less the cost to sell. The Company has not recognized any impairment losses on property through the year ended December 31, 2001.

     Maintenance and repairs are charged to expense as incurred, and significant betterments and improvements are capitalized.

GOODWILL

     Goodwill of the Predecessor Company consisted of costs in excess of the fair value of the net assets acquired in purchase transactions as of the date of acquisition have been recorded as goodwill and was being

                         ASSISTED LIVING CONCEPTS, INC.

amortized over periods ranging between 15 and 20 years on a straight-line basis. In accordance with fresh-start reporting, the Predecessor Company's goodwill was eliminated as of the Effective Date.

ADVERTISING COSTS

     Advertising costs are expensed as incurred and were $1,429,000, $840,000 and $828,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

DEFERRED FINANCING COSTS

     Financing costs related to the issuance of debt are capitalized as other assets and amortized to interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method. As of the Effective Date, approximately $3.8 million of net deferred financing fees associated with the debts that were discharged as a result of the Plan were eliminated as reorganization and fresh-start adjustments.

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

UNFAVORABLE LEASES

     As of the Effective Date, the Successor Company revalued its leases in conjunction with the implementation of fresh-start reporting. At December 31, 2001, an unfavorable lease credit of $3,796,000 was established and is included in the consolidated balance sheet of the Successor Company. Amortization of unfavorable leases is computed using the straight-line method over the life of the respective leases.

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

                         ASSISTED LIVING CONCEPTS, INC.

     Pursuant to fresh-start accounting, common stock was adjusted to reflect the capitalization of the Successor Company in accordance with the Plan.

     Vested options to purchase 983,000, 477,000 and 880,000 shares of common stock were outstanding during the years ended December 31, 1999, 2000 and 2001, respectively. These options were excluded from the respective computations of diluted loss per share, as their inclusion would be antidilutive. All outstanding options were cancelled upon the Effective Date of the Plan.

     Also excluded from the computations of diluted loss per share, for the years ended December 31, 1999, 2000 and 2001 were, 6,685,789 shares of common stock issuable upon conversion of the Company's convertible subordinated debentures (see Note 1) as their inclusion would be antidilutive. These convertible subordinated debentures were eliminated upon the Effective Date of the Plan.

SEGMENT REPORTING

     Financial Accounting Standards Board Statement (FASB) of Financial Accounting Standards (SFAS) No. 131, Disclosure about Segments of an Enterprise and Related Information requires public enterprises to report certain information about their operating segments in a complete set of financial statements to shareholders. It also requires reporting of certain enterprise-wide information about the Company's products and services, its activities in different geographic areas, and its reliance on major customers. The basis for determining the Company's operating segments is the manner in which management operates the business. The Company has no foreign operations and no customers which provide over 10 percent of gross revenue. The Company reviews operating results at the residence level; it also meets the aggregation criteria in order to report the results as one business segment.

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

WORKERS COMPENSATION

     The Company utilizes third-party insurance for losses and liabilities associated with workers compensation claims subject to deductible levels of $250,000 per occurrence. Losses up to this deductible level are accrued based upon the Company's estimates of the aggregate liability for claims incurred based on Company experience.

PROFESSIONAL LIABILITY

     The Company utilizes third-party insurance for losses and liabilities associated with professional liability claims subject to deductible levels of $100,000 per occurrence for the year ended December 31, 2000 and retention levels of $250,000 for all states except Florida and Texas, where the retention levels are $500,000 per occurrence, for the year ended December 31, 2001. Losses up to these deductible and retention levels are accrued based upon the Company's estimates of the aggregate liability for claims incurred based on Company experience.

RECLASSIFICATIONS

     Certain reclassifications have been made in the prior years' financial statements to conform to the current year's presentation. Such reclassifications had no effect on previously reported net loss or shareholders' equity.

                         ASSISTED LIVING CONCEPTS, INC.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     At December 31, 2001 the carrying amount of the Successor Company's assets and liabilities are presented at fair value because of the implementation of SOP 90-7. At December 31, 2000 the carrying amount of the Predecessor Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short-term nature of the accounts and/or because they are invested in accounts earning market rates of interest. At December 31, 2000 the carrying amount of the Predecessor Company's long-term debt approximates fair value as the interest rates approximate the current rates available to the Predecessor Company. The following table sets forth the carrying amount and approximate fair value (based on quoted market values) of the Predecessor Company's subordinated debentures as of December 31, 2000 (in thousands):

                                                                  2000
                                                           -------------------
                                                           CARRYING     FAIR
                                                            AMOUNT      VALUE
                                                           --------    -------
6% Debentures............................................  $86,250     $36,225
5.625% Debentures........................................   75,000      29,250

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

PREDECESSOR COMPANY

     The Amended and Restated 1994 Employee Stock Option Plan (the "1994 Plan") combined an incentive and nonqualified stock option plan, a stock appreciation rights ("SAR") plan and a stock award plan (including restricted stock). The 1994 Plan was a long-term incentive compensation plan and is designed to provide a competitive and balanced incentive and reward program for participants.

     The Company's Non-Executive Employee Equity Participation Plan (the "Non-Officer Plan") was a non-qualified stock option plan intended as a long-term incentive compensation plan designed to provide a competitive and balanced incentive and reward program for participants.

     Upon implementation of the Plan, all options under the 1994 Plan and Non-Officer Plan were cancelled.

CONCENTRATION OF CREDIT RISK

     The Company depends on the economies of Texas, Indiana, Oregon, Ohio and Washington and to some extent, on the continued funding of State Medicaid waiver programs in some of those states. As of

                         ASSISTED LIVING CONCEPTS, INC.

December 31, 2001, 21.6% of the Company's properties were in Texas, 11.4% in Indiana, 10.3% in Oregon, 9.7% in Ohio and 8.6% in Washington. Adverse changes in general economic factors affecting the respective health care industries or laws and regulator environment in each of these states, including Medicaid reimbursement rates, could have a material adverse effect on the Company's financial condition and results of operations.

     State Medicaid reimbursement programs constitute a significant source of revenue for the Company. During the years ended December 31, 1999, 2000 and 2001, direct payments received from state Medicaid agencies accounted for approximately 10.4%, 11.1%, and 12.5% respectively, of the Company's revenue while the tenant paid portion received from Medicaid residents accounted for approximately 5.9%, 6.2% and 6.8%, respectively, of the Company's revenue during these periods. The Company expects in the future that State Medicaid reimbursement programs will constitute a significant source of revenue for the Company.

 2. CASH

     The Company's cash and cash equivalents consist of the following (in thousands):

                                           PREDECESSOR COMPANY    SUCCESSOR COMPANY
                                           -------------------    -----------------
                                            DECEMBER 31, 2000     DECEMBER 31, 2001
                                           -------------------    -----------------
Cash.....................................        $2,863                $5,022
Cash equivalents.........................         4,581                 1,055
                                                 ------                ------
          Total cash and cash
            equivalents..................        $7,444                $6,077
                                                 ======                ======

 3. LONG-TERM RESTRICTED CASH

     Long-term restricted cash consists of the following:

                                           PREDECESSOR COMPANY    SUCCESSOR COMPANY
                                           -------------------    -----------------
                                            DECEMBER 31, 2000     DECEMBER 31, 2001
                                           -------------------    -----------------
Cash held for loan agreements with U.S.
  Bank National Association ("U.S.
  Bank").................................        $4,354                $4,338
Cash held in accordance with lease
  agreements.............................         1,001                   970
State regulated restricted tenant
  security deposits......................            39                    41
                                                 ------                ------
          Total long-term restricted
            cash.........................        $5,394                $5,349
                                                 ======                ======

 4. CASH HELD FOR TENANT SECURITY DEPOSITS AND CASH RESTRICTED FOR TENANT SECURITY DEPOSITS

     At December 31, 2000, cash held for tenant security deposits was a general unrestricted asset of the Company. During 2001, the Company borrowed $2.5 million on its credit facility with Heller Healthcare Finance, Inc., and, in accordance with the agreement, established a restricted cash account for funds held for tenant security deposits with such proceeds. (See note 7).

                         ASSISTED LIVING CONCEPTS, INC.

 5. LEASES

     A summary of leases that the Company has entered into is as follows:

                                               NUMBER OF
                                               SALE AND                    NUMBER OF                     UNITS
                                  NUMBER       LEASEBACK                   SALE AND                      UNDER
                                OF LEASED     RESIDENCES       TOTAL       LEASEBACK                     LEASES
                                RESIDENCES   ACCOUNTED FOR   NUMBER OF    RESIDENCES     UNITS UNDER   ACCOUNTED
                                 ("OREGON    AS OPERATING    OPERATING   ACCOUNTED FOR    OPERATING      FOR AS
                                 LEASES")       LEASES        LEASES     AS FINANCINGS     LEASES      FINANCINGS
                                ----------   -------------   ---------   -------------   -----------   ----------
Leases at December 31, 1998...       6             48            54            16           2,047          573
  Lease expansions during
     1999.....................      --             --            --            --              13           --
  Leases modified and
     reclassified during
     1999.....................      --             16            16           (16)            573         (573)
                                    --            ---           ---           ---           -----         ----
Leases at December 31, 1999...       6             64            70            --           2,633           --
  Lease expansions during
     2000.....................      --             --            --            --               1           --
                                    --            ---           ---           ---           -----         ----
Leases at December 31, 2000...       6             64            70            --           2,634           --
  Leases entered into in
     during 2001..............      --              2             2            --              78           --
  Lease terminations during
     2001.....................      (1)            --            (1)           --             (34)          --
  Leased facilities purchased
     during 2001..............                    (16)          (16)           --            (573)
                                    --            ---           ---           ---           -----         ----
Leases at December 31, 2001...       5             50            55            --           2,105           --
                                    ==            ===           ===           ===           =====         ====

     The Company has five Oregon leases (the "Oregon Leases") where the lessor in each case obtained funding through the sale of bonds issued by the state of Oregon, Housing and Community Services Department ("OHCS"). In connection with the Oregon Leases, the Company entered into "Lease Approval Agreements" with OHCS and the lessor, pursuant to which the Company is obligated to comply with the terms and conditions of certain regulatory agreements to which the lessor is a party (See Note 7). The leases, which have fixed terms of 10 years, have been accounted for as operating leases. Aggregate deposits on these residences as of December 31, 2000 and 2001 were $126,000 and $90,000, respectively, which are reflected in other assets. The Company previously had six Oregon Leases and terminated one of these leases effective December 1, 2001 in accordance with the Plan. The lessor of this property filed a claim against the Company in the bankruptcy proceedings regarding the early termination of this lease. The claim was approved by the Court and resulted in the issuance of $90,502 of Senior Notes, $34,290 of Junior Notes and 14,031 shares of common stock to this lessor.

     In March 1999, the Company amended 16 leases, resulting in the reclassification of such leases from financings to operating leases.

     In June 1999, the Company amended all of its 37 leases with LTC. These amendments included provisions to restructure future minimum annual rent increases, or "rent escalators," that were not deemed to be contingent rents. Because of the rent escalators, prior to the amendments, the Company accounted for rent expense related to such leases on a straight-line basis. From the date of the amendment forward, the Company has accounted for the amended leases on a contractual cash payment basis and amortizes the deferred rent balance, at the date of the amendment, over the remaining initial term of the lease. Those amendments also redefined the lease renewal option with respect to certain leases and provided the lessor with the option to declare an event of default in the event of a change of control of under certain circumstances. In addition, the amendments also provide the Company with the ability, subject to certain conditions, to sublease or assign its leases with respect to two Washington residences. (See Note 9).

                         ASSISTED LIVING CONCEPTS, INC.

     In accordance with the Company's Plan, effective January 1, 2002, the Company entered into a Master Lease Agreement with LTC under which 16 leases were consolidated. This Master Lease Agreement provides for aggregate rent reductions of $875,000 per year and restructures the provision related to minimum rent increases for the 16 properties for the initial remaining term. As a result of the change in future annual rent increases as to the 16 properties under the Master Lease Agreement, the Company is required to account for rent expense on a straight-line basis. In exchange for the rent reduction, LTC filed a claim in the bankruptcy proceeding (to which the Company did not object) in the amount of $2,500,000. The claim was approved by the Court and entitled LTC to $590,694 of Senior Secured Notes, $223,803 of Junior Secured Notes and 91,576 shares of common stock. Prior to the issuance of any common stock to LTC, LTC entered into an agreement with Healthcare Holdings, Inc., a wholly owned subsidiary of CLC Healthcare, Inc. to allow it to purchase LTC's right to receive the common stock. The Master Lease Agreement also provides LTC with the option to exercise certain remedies, including the termination of the Master Lease Agreement and certain other LTC leases due to cross-default rights, upon a change of control under which at least 30% ownership of the Company's common stock is held by a party or combination of parties directly or indirectly. LTC has the same option if the stockholders approve a plan of liquidation or the stockholders approve a merger or consolidation meeting certain conditions. At the same time that the Company entered into the Master Lease Agreement, they also amended 16 other leases with LTC under which the renewal rights of certain of those leases are tied together differently than previously with certain other leases.

     Certain of the Company's leases and loan agreements contain covenants and cross-default provisions such that a default on one of those instruments could cause the Company to be in default on one or more other instruments. Pursuant to certain lease agreements, the Company restricted $1.0 million of cash balances as additional collateral (see Note 3). The Company did not meet certain financial covenants at December 31, 2001 but has subsequently received a waiver of the right to declare an event of default (see Note 7).

     In October 2001, the Company repurchased 16 previously leased properties from one lessor. These properties were purchased with funds borrowed from Heller Healthcare Finance, Inc. ("Heller") (see Notes 1 and 7).

     On January 1, 2002 the Company emerged from the proceedings under Chapter 11 of the Bankruptcy Code. The Company's Plan of reorganization included the Company conveying two facilities to one lender in satisfaction of $5.9 million of debt. The Company then leased these two properties, one in South Carolina and one in Pennsylvania, from this lender under a new Master Lease, incorporating two existing leases as well. Terms under the Master Lease on the South Carolina facility conveyed to the lender effective January 1, 2002, include monthly payments in the amount of $19,000, $20,000, $21,000 and $21,667 for the years ended December 31, 2002, 2003, 2004 and all years thereafter until the end of the lease term, respectively. Terms under the Master Lease for the Pennsylvania facility conveyed effective January 1, 2002, include monthly payments of $22,330 increasing to $23,780 over the next four years, expiring in 2006. The Company's Plan of reorganization also included the amendment of two existing leases with the same lender. Such leases were amended under the Master Lease to provide base rental rates of $2,000 per month with rent escalation clauses based upon revenue levels with rental rates not to exceed $22,000 per month, expiring in 2006.

                         ASSISTED LIVING CONCEPTS, INC.

     As of December 31, 2001, future minimum annual lease payments under operating leases are as follows (in thousands):

2002......................................................  $ 13,070
2003......................................................    13,053
2004......................................................    13,290
2005......................................................    12,842
2006......................................................    12,894
Thereafter................................................    48,813
                                                            --------
                                                            $113,962
                                                            ========

 6. PROPERTY AND EQUIPMENT

     As of December 31, 2000 and 2001, property and equipment, stated at cost for the Predecessor Company and fair value for the Successor Company, consist of the following (in thousands):

                                                        PREDECESSOR    SUCCESSOR
                                                          COMPANY       COMPANY
                                                           2000          2001
                                                        -----------    ---------
Land..................................................   $ 21,378      $ 22,997
Buildings and building improvements...................    287,178       168,845
Equipment.............................................      7,149         2,053
Furniture.............................................      8,638         2,653
                                                         --------      --------
          Total property and equipment................    324,343       196,548
Less accumulated depreciation and amortization........     25,599            --
                                                         --------      --------
          Property and equipment -- net...............   $298,744      $196,548
                                                         ========      ========

     As of the Effective Date, the Successor Company adjusted its property, plant and equipment to estimated fair value in conjunction with the implementation of fresh-start reporting. The Successor Company maintains the same policies concerning transactions affecting property and equipment.

     Land, buildings and certain furniture and equipment relating to 41 residences serve as collateral for long-term debt, 57 residences serve as collateral for the Senior and Junior Secured Notes (See Note 7) and 31 residences serve as collateral for Heller financings. (See Note 7).

     Depreciation and amortization expense was $8.7 million, $9.6 million and $10.1 million, for the years ended December 31, 1999, 2000 and 2001, respectively.

                         ASSISTED LIVING CONCEPTS, INC.

 7. LONG-TERM DEBT

     As of December 31, 2000 and 2001, long-term debt consists of the following (in thousands):

                                                                    SUCCESSOR    SUCCESSOR
                                                                     COMPANY      COMPANY
                                                     PREDECESSOR    CARRYING     PRINCIPLE
                                                       COMPANY       AMOUNT       AMOUNT
                                                        2000          2001         2001
                                                     -----------    ---------    ---------
Trust Deed Notes, payable to the State of Oregon
  Housing and Community Services Department (OHCS)
  through 2028.....................................    $ 9,890      $  9,849     $  9,741
Variable Rate Multifamily Revenue Bonds, payable to
  the Washington State Housing Finance Commission
  Department through 2028..........................      7,900         7,521        7,605
Variable Rate Demand Revenue Bonds, Series 1997
  payable to the Idaho Housing and Finance
  Association through 2017.........................      6,875         6,542        6,615
Variable Rate Demand Revenue Bonds, Series A-1 and
  A-2 payable to the State of Ohio Housing Finance
  Agency through 2018..............................     12,445        11,888       12,020
Housing and Urban Development Insured Mortgages due
  2035.............................................         --         7,374        7,457
Senior Secured Notes due 2009......................         --        40,250       40,250
Junior Secured Notes due 2012......................         --        12,628       12,628
Mortgages payable due 2008.........................     34,775        28,513       28,463
Heller Healthcare Finance, Inc. Credit Facility due
  2005.............................................         --        39,222       40,458
Capital lease obligations due 2002.................        212           296          301
                                                       -------      --------     --------
Total long-term debt...............................    $72,097       164,083      165,538
                                                                                 ========
Less current portion...............................      1,690         2,622
                                                       -------      --------
Long-term debt.....................................    $70,407      $161,461
                                                       =======      ========

     The Trust Deed Notes payable to OHCS are secured by buildings, land, furniture and fixtures of six Oregon residences. The notes are payable in monthly installments including interest at effective rates ranging from 7.375% to 9.0%.

     The Variable Rate Multifamily Revenue Bonds are payable to the Washington State Housing Finance Commission Department and at December 31, 2001 were secured by an $8.7 million letter of credit and by buildings, land, furniture and fixtures of the five Washington residences. The letter of credit expires in 2003. The bonds had a weighted average interest rate of 3.16% during 2001.

     The Variable Rate Demand Housing Revenue Bonds, Series 1997 are payable to the State of Idaho Housing and Finance Association and at December 31, 2001 were secured by a $7.5 million letter of credit and by buildings, land, furniture and fixtures of four Idaho residences. The letter of credit expires in 2004. The bonds had a weighted average interest rate of 3.15% during 2001.

     The Variable Rate Demand Housing Revenue Bonds with the State of Ohio Housing Finance Agency ("OHFA") are due July 2018 and are secured by a $13.5 million letter of credit and by buildings, land, furniture and fixtures of seven Ohio residences. The letter of credit expires in 2005. The bonds had a weighted average interest rate of 3.02% during 2001.

     At December 31, 2001, mortgage loans includes three fixed rate loans secured by seven Texas residences, three Oregon residences and three New Jersey residences. These loans collectively require monthly principal

                         ASSISTED LIVING CONCEPTS, INC.

and interest payments of $230,000, with balloon payments of $11.8 million, $5.3 million and $7.2 million due at maturity in May 2008, August 2008 and September 2008, respectively. These loans bear fixed annual interest rates between 7.58% to 8.79%.

     At December 31, 2000, mortgage loans also included a $5.9 million mortgage loan at a fixed annual interest rate of 8.79%, secured by one Pennsylvania residence and one South Carolina residence. In accordance with the Company's Plan of reorganization, the Company conveyed two facilities to this lender in satisfaction of the $5.9 million of debt. The Company continues to operate these residences under operating leases with the same lender. (See Notes 1 and 5).

     Housing and Urban Development ("HUD") Insured mortgages include three separate loan agreements entered into in 2001. These are fixed rate mortgages, each of which is secured by one facility in Texas. These loans mature between July 1, 2036 and August 1, 2036 and collectively require monthly principal and interest payments of $50,000. The loans bear fixed annual interest rates between 7.40% and 7.55%.

     Heller Healthcare Finance, Inc. ("Heller") credit facility is a secured line of credit up to $44.0 million. This is a variable rate credit facility, secured by 31 facilities. This credit facility matures in January 2005 and required monthly principal payments of $50,000 for 2002, $65,000 for 2003 and $80,000 for 2004. The interest on the credit facility is calculated at 4.5% over three month LIBOR, floating monthly (not to be less than 8%), and is payable monthly in arrears. The Company made an additional draw of $1.1 million on its Heller credit facility in January 2002.

     On January 1, 2002 the Debtors emerged from the proceedings under Chapter 11 of the Bankruptcy Code. The Company's Plan of reorganization included the issuance of $40.25 million aggregate principal amount of seven-year secured notes (the "New Senior Secured Notes"), bearing interest at 10% per annum, payable semi-annually in arrears, and $15.25 million aggregate principal amount of ten-year secured notes (the "New Junior Secured Notes" and collectively with the New Senior Secured Notes, the "New Notes"), bearing interest payable in additional New Junior Secured Notes for three years at 8% per annum and thereafter payable in cash at 12% per annum, payable semi-annually in arrears. The New Junior Secured Notes were issued at a discount of $2.6 million. The discount will be amortized over the life of the New Junior Secured Notes using the effective interest method. The New Notes are secured by 57 properties. (See
Note 1).

     Of the $55.5 million outstanding in New Notes, $18.2 million is payable to related parties. (See Note 9).

     As of the Effective Date, the Successor Company revalued its long-term debt in conjunction with the implementation of fresh-start reporting. At December 31, 2001, an adjustment of $3.1 million was recorded to reduce long-term debt to its fair market value. Amortization of this adjustment is computed using the straight-line method over the individual loan life.

     As of December 31, 2001, the following annual principal payments are required (in thousands):

2002......................................................  $  2,622
2003......................................................     2,662
2004......................................................    41,059
2005......................................................     2,119
2006......................................................     2,258
Thereafter................................................   114,818
                                                            --------
          Total...........................................  $165,538
Fresh Start adjustment....................................    (1,455)
                                                            --------
                                                            $164,083
                                                            ========

                         ASSISTED LIVING CONCEPTS, INC.

     The Company's credit agreements with U.S. Bank contain restrictive covenants which include compliance with certain financial ratios. Pursuant to amendments to these credit agreements, the Company has provided additional cash collateral in exchange for the waivers of certain possible defaults related to the delivery of financial statements and compliance with financial covenants, including an amendment to certain financial covenants. The amendments also provides for the release of the additional collateral upon the achievement of specified performance targets, provided that the Company is in compliance with the other terms of the loan agreements. The Predecessor Company has achieved certain of these specified targets during previous years and currently has $4.3 million in additional cash collateral deposits outstanding with U.S. Bank.

     In August, 2001, the Company received a waiver of U.S. Bank's right to declare an event of default for the Company's failure to meet the June 30, 2001, September 30, 2001 and probable failure to meet the December 31, 2001 cash balance requirements and other financial ratios set forth in the amended U.S. Bank loan agreement. There can be no assurance that the Company will be able to meet these requirements as of the end of future quarters or that U.S. Bank will grant waivers of any such future failure to meet these requirements.

     The Company will not meet the existing financial requirements established for the Predecessor Company on March 31, 2002, as set forth in the amended U.S. Bank loan agreement. The Company is in the process of renegotiating these covenants to consider the reorganization of the Company (Successor Company) with U.S. Bank. Management believes, based on discussions with U.S. Bank that new covenants will be established for the Successor entity to allow the Company to maintain future compliance.

     In addition to the debt agreements with OHCS related to the six owned residences in Oregon, the Company has entered into Lease Approval Agreements with OHCS and the lessor of the Oregon Leases, which obligates the Company to comply with the terms and conditions of the underlying trust deed relating to the leased buildings. Under the terms of the OHCS debt agreements, the Company is required to maintain a capital replacement escrow account to cover expected capital expenditure requirements for the Oregon Leases and the six OHCS loans, which as of December 31, 2000 and 2001 was $422,000 and $363,000, respectively, and is reflected in other assets in the accompanying financial statements. In addition, for the six OHCS loans in the Company's name, a contingency escrow account is required. This account had a balance of $172,000 and $136,000, respectively, as of December 31, 2000 and 2001, and is reflected in other current assets. Distribution of any assets or income of any kind by the Company is limited to once per year after all reserve and loan payments have been made, and only after receipt of written authorization from OHCS.

     As of December 31, 2000 and 2001, the Company was restricted from distributing $278,000 and $322,000 respectively, of income, in accordance with the terms of the loan agreements and Lease Approval Agreements with OHCS.

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

 8. INCOME TAXES

     The Company incurred a loss for both financial reporting and tax return purposes for the years ended December 31, 1999, 2000, and 2001 and, as such, there was no current or deferred tax provision allocated to the loss before extraordinary gain on reorganization or to the extraordinary gain on reorganization.

                         ASSISTED LIVING CONCEPTS, INC.

     The provision for income taxes differs from the amount of loss determined by applying the applicable U.S. statutory federal rate to loss before extraordinary gain on reorganization as a result of the following items at December 31:

                                                               PREDECESSOR COMPANY
                                                        ----------------------------------
                                                           1999       2000         2001
                                                        -----------   -----      ---------
Statutory federal tax rate..........................       (34.0)%    (34.0)%      (34.0)%
Non deductible goodwill.............................         0.3%       0.3%         1.0%
Losses for which no benefit is provided.............        33.6%      26.9%        30.9%
Class action litigation settlement..................          --%       6.6%          --%
Reorganization cost.................................          --%        --%         2.1%
Other...............................................         0.1%       0.2%          --%
                                                           -----      -----        -----
Effective tax rate..................................          --%        --%          --%
                                                           =====      =====        =====

     An analysis of the significant components of deferred tax assets and liabilities, consists of the following as of December 31 (in thousands):

                                                              PREDECESSOR    SUCCESSOR
                                                                COMPANY       COMPANY
                                                              -----------    ---------
                                                                 2000          2001
                                                              -----------    ---------
Deferred tax assets:
  Property and equipment, primarily due to depreciation and
     fresh start adjustments................................   $     --      $ 37,277
  Net operating loss carryforward...........................     27,846         4,060
  Investment in joint venture operations....................      1,741         1,608
  Deferred gain on sale and leaseback transactions..........      1,480            --
  Other.....................................................      3,470         3,360
                                                               --------      --------
          Total deferred tax assets.........................     34,537        46,305
Valuation allowance.........................................    (25,530)      (45,433)
Deferred tax liabilities:
  Property and equipment, primarily due to depreciation.....     (8,210)           --
  Other.....................................................       (797)         (872)
                                                               --------      --------
          Total deferred tax liabilities....................     (9,007)         (872)
                                                               --------      --------
  Net deferred tax asset (liability)........................   $     --      $     --
                                                               ========      ========

     The valuation allowance for deferred tax assets as of December 31, 2000 and 2001 was $25.5 million and $45.4 million, respectively. The increase in the total valuation allowance for the years ended December 31, 1999, 2000 and 2001 was $10.5 million, $6.1 million, and $19.9 million, respectively.

     As a result of acquisitions, the Company acquired net operating loss carryforwards for federal and state tax purposes approximating $311,000 which are available to offset future taxable income, if any, through 2011. The future use of these net operating loss carryforwards is subject to certain limitations under the Internal Revenue Code and therefore, the Company has established a valuation allowance of $117,500 to offset the deferred tax asset related to the loss carryforwards. Additionally, any tax benefit realized from the use of approximately $100,000 of the acquired operating loss carryforwards will be applied to reduce goodwill. Following the consummation of the Plan, the Company has approximately $93.5 million of Net Operating Loss (NOL) carryforwards which will expire between 2009 and 2022. These NOLs have been reduced to

                         ASSISTED LIVING CONCEPTS, INC.

$10.7 million as a result of the discharge and cancellation of various prepetition liabilities under the Plan. The reduction of the NOLs will be effective on January 1, 2003.

     The NOLs remaining after the application of the cancellation of indebtedness provisions are subject to certain provisions of the Internal Revenue Code which restricts the utilization of the losses. In addition, any net unrealized built-in losses resulting from the excess of tax basis over the carrying value of the Company's assets (primarily property and equipment) as of the Effective Date, which are recognized within five years are also subject to these provisions. Section 382 of the Internal Revenue Code imposes limitations on the utilization of the loss carryforwards and built-in losses after certain changes of ownership of a loss company. The Company is deemed to be a loss company for these purposes. Under these provisions, the Company's ability to utilize these loss carryforwards and built-in losses in the future will generally be subject to an annual limitation of approximately $1.6 million.

     There can be no assurances that the Company will be able to utilize these NOLs or built-in losses and therefore management has established a 100 percent valuation allowance to offset the associated net deferred tax asset.

     Pursuant to SOP 90-7, the income tax benefit, if any, of any future realization of the remaining NOL carryforwards and other deductible temporary differences existing as of the Effective Date will be applied as a reduction to additional paid-in capital.

 9. RELATED PARTY TRANSACTIONS

  Assisted Living Facilities, Inc.

     The Company leases six residences from Assisted Living Facilities, Inc. The spouse of the Company's former president and chief executive officer owns a 25% interest in Assisted Living Facilities, Inc. For the years ended December 31, 1999 and 2000, the Company incurred lease rental expense of $1.3 million. Assisted Living Facilities, Inc., is no longer considered a related party since the resignation of the former president and chief executive officer on October 19, 2000.

  National Health Investors, Inc.

     W. Andrew Adams, who has been a member of the Company's Board of Directors and its Chair since January 2002, is the President, Chief Executive Officer and Chairman of the Board of Directors of National Health Investors, Inc. ("NHI"). NHI currently owns 557,214 shares of the Company's common stock and $5.0 million of the Company's New Notes.

  LTC Properties, Inc. and CLC Healthcare, Inc.

     Andre Dimitriadis, who has been a member of the Company's Board of Directors and the Chair of its Audit Committee since January 2002, is the President, Chief Executive Officer and Chairman of the Board of LTC Properties, Inc. ("LTC") and is the Chief Executive Officer and Chairman of the Board of CLC Healthcare, Inc. (previously LTC Healthcare, Inc.). LTC owns $11.0 million of the Company's New Notes and CLC Healthcare, Inc. owns 22.4% of the Company's common stock and $1.9 million of the Company's New Notes (see Note 7). The Company currently leases 37 properties (1,426 units) from LTC. (See Note 5).

     The Company incurred annual lease expense of $8.9 million, $8.8 million and $9.0 million for the years ended December 31, 1999, 2000 and 2001, respectively, pursuant to these leases.

     In June 1999, the Company amended all of its 37 LTC leases. These amendments restructured provisions related to future minimum annual rent increases, or "rent escalators," which prior to the amendments required the Company to account for rent expense related to such leases on a straight-line basis. From the date of the

                         ASSISTED LIVING CONCEPTS, INC.

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

     In accordance with our Plan, effective January 1, 2002, we entered into a Master Lease Agreement with LTC under which 16 leases were consolidated. This Master Lease Agreement provides for aggregate rent reductions of $875,000 per year and restructures the provision related to minimum rent increases for the 16 properties for the initial remaining term. As a result of the change in future annual rent increases as to the 16 properties under the Master Lease Agreement, we are required to account for rent expense on a straight-line basis. In exchange for the rent reduction, LTC filed a claim in the bankruptcy proceeding (to which we did not object) in the amount of $2,500,000. The claim was approved by the Court and entitled LTC to $590,694 of Senior Secured Notes, $223,803 of Junior Secured Notes and 91,576 shares of common stock. Prior to the issuance of any common stock to LTC, LTC entered into an agreement with Healthcare Holdings, Inc., a wholly owned subsidiary of CLC Healthcare, Inc. to allow it to purchase LTC's right to receive the common stock. The Master Lease Agreement also provides LTC with the option to exercise certain remedies, including the termination of the Master Lease Agreement and certain other LTC leases due to cross-default rights, upon a change of control under which at least 30% ownership of our common stock is held by a party or combination of parties directly or indirectly. LTC has the same option if the stockholders approve a plan of liquidation or the stockholders approve a merger or consolidation meeting certain conditions. At the same time that we entered into the Master Lease Agreement, we also amended 16 other leases with LTC under which the renewal rights of certain of those leases are tied together differently than previously with certain other leases.

  MYFM Capital, LLC and BET Associates

     In December 2000, the Company entered into an agreement with MYFM Capital, LLC ("MYFM") under which the Company could establish a line of credit with BET Associates LP ("BET") as lender, providing for loans of up to $10.0 million. Subsequent to December 31, 2001, the Company terminated the agreement and paid MYFM $50,000 in connection with such termination. Bruce E. Toll, who is the beneficial owner of 3.1 million of the Company's common shares, and a member of the Company's Board of Directors from January 16, 2001 to January 1, 2002, is the sole member of BRU Holdings Company, Inc., LLC, which is the sole general partner of BET. Leonard Tannenbaum is the Managing Partner of MYFM Capital, LLC, the son-in-law of Mr. Toll, a 10% limited partner of BET, and is a current member of the Company's Board of Directors. In addition, Mr. Tannenbaum currently owns $323,875 of the Company's New Notes.

  TMC Communications and Learning.Net

     The Company entered into a month to month contract for long distance services with TMC Communications in 2001. John Gibbons, who served as a director of the Company during 2001 owns 50% of TMC. During 2001, the Company paid TMC Communications $32,700.

     The Company contracted with Learning.Net for training resources. John Gibbons, who served as a director of the Company during 2001 owns 12% of Learning.Net. During 2001, the Company paid Learning.Net $25,700 for software licensing fees and training courses.

  Agreement with Richard C. Ladd

     In 2001, the Company entered into an agreement with Richard C. Ladd, who is currently a member of the Company's Board of Directors. The agreement provides for Mr. Ladd to provide consultation services to

                         ASSISTED LIVING CONCEPTS, INC.

the Company on the advisability of establishing a committee on quality improvement, its membership and charter. The initial contract was for a period of 4 months, which was amended to provide services on a month-to-month basis. The Company or Mr. Ladd may terminate the contract at any time by the terminating party providing at least 30-days prior written notice to the other party of their intention to terminate the contract. Mr. Ladd is reimbursed at the rate of $150 per hour, not to exceed $2,500 for any one month. The Company paid Mr. Ladd $8,090 for such services for the year ended December 31, 2001. Additionally, the Company has allowed Mr. Ladd and his spouse to participate in its health insurance programs. The Company paid premiums on their behalf of $7,900 during the year ended December 31, 2001.

10. STOCK OPTION PLANS AND RESTRICTED STOCK

  Predecessor Company

     Prior to January 1, 2002, the effective date of the Company's Plan of reorganization, the Company had two Stock Option Plans (the "Option Plans") which provided for the issuance of incentive and non-qualified stock options and restricted stock. Except for the Board of Directors administering the options of the non-employee Directors, the Option Plans were administered by the Compensation Committee of the Board of Directors which established the terms and provisions of options granted under the Option Plans, not otherwise provided under the Option Plans. Incentive options could be granted only to officers or other full-time employees of the Company, while non-qualified options could be granted to directors, officers or other employees of the Company, or consultants who provide services to the Company.

     The Amended and Restated 1994 Stock Option Plan combined an incentive and nonqualified stock option plan, a stock appreciation rights ("SAR") plan and a stock award plan (including restricted stock). The 1994 Plan was a long-term incentive compensation plan and was designed to provide a competitive and balanced incentive and reward program for participants.

     Under the Amended and Restated 1994 Stock Option Plan (the "1994 Plan"), the Company could grant options or award restricted stock to its employees, consultants and other key persons for up to 2,208,000 shares of common stock. The exercise price of each option equaled the market price of the Company's stock on the date of grant. Each option expired on the date specified in the option agreement, but not later than the tenth anniversary of the date on which the option was granted. Options typically vested three years from the date of issuance and typically were exercisable within seven years from the date of vesting. Each option was exercisable in equal installments as designated by the Compensation Committee or the Board at the option price designated by the Compensation Committee or the Board, as applicable; however, incentive options could not be less than the fair market value of the common stock on the date of grant. All options were nontransferable and subject to adjustment upon changes in the Company's capitalization. The Board of Directors, at its option, could discontinue or amend the 1994 Plan at any time, provided that certain conditions were satisfied.

     Under the Non-Executive Employee Equity Participation Plan of Assisted Living Concepts, Inc. (the "Non-Officer Plan") the Company could grant consultants and non-executives up to 1,000,000 shares of Common Stock pursuant to non-qualified options granted under the Non-Officer Plan. Officers, directors and significant employees of the Company were not eligible to participate in the Non-Officer Plan.

     Following is the per share weighted-average fair value of each option grant as estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions. There were no options granted during 2001 and all options were cancelled effective December 31, 2001 in accordance with the Company's Plan of reorganization, therefore the following table excludes any data related to 2001.

                         ASSISTED LIVING CONCEPTS, INC.

                                                               PREDECESSOR
                                                                 COMPANY
                                                              --------------
                                                               DECEMBER 31,
                                                              --------------
                                                              1999     2000
                                                              -----    -----
Expected dividend yield.....................................     --       --
Expected volatility.........................................  73.70%   98.57%
Risk-free interest rate.....................................   6.14%    5.26%
Expected life (in years)....................................      3        3

     The Company applies APB Opinion No. 25 in accounting for its Option Plans, and accordingly, no compensation cost has been recognized for its stock options issued to employees in the financial statements as all options were issued at fair value on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been reduced to the pro forma amounts indicated below: (in thousands except per share data)

                                                           PREDECESSOR COMPANY
                                                         ------------------------
                                                         YEAR ENDING DECEMBER 31
                                                         ------------------------
                                                            1999          2000
                                                         ----------    ----------
Net loss as reported...................................   $(28,933)     $(25,786)
Net loss pro forma.....................................   $(31,772)     $(27,586)
Basic and diluted net loss per common share as
  reported.............................................   $  (1.69)     $  (1.51)
Basic and diluted net loss per common share pro
  forma................................................   $  (1.86)     $  (1.61)

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

     There were no options granted during 2001 and all options were cancelled effective December 31, 2001 in accordance with the Company's Plan of reorganization, therefore the following table excludes any data related to 2001.

     A summary of the status of the Company's stock options as of December 31, 1999 and 2000 and changes during the years ended on those dates is presented below:

                                                      PREDECESSOR COMPANY
                                      ---------------------------------------------------
                                               1999                        2000
                                      -----------------------    ------------------------
                                                    WEIGHTED-                   WEIGHTED-
                                         1999        AVERAGE        2000         AVERAGE
                                      NUMBER OF     EXERCISE      NUMBER OF     EXERCISE
                                        SHARES        PRICE        SHARES         PRICE
                                      ----------    ---------    -----------    ---------
Options at beginning of the year....   1,867,169     $12.07        1,744,420     $ 9.78
Granted.............................     460,250       3.71        1,038,850       1.34
Exercised...........................     (26,934)      5.83               --         --
Canceled............................    (556,065)     12.65       (1,309,372)     10.21
                                      ----------                 -----------
Options at end of the year..........   1,744,420     $ 9.78        1,473,898     $ 3.38
                                      ==========                 ===========
Options exercisable at end of
  year..............................     982,973                     476,686
Weighted-average fair value of
  options granted during the year...  $     2.52                 $      1.32

     At December 31, 2001 the Predecessor Company cancelled 1,473,898 options with a weighted-average exercise price of $3.38 each. The Successor Company had no options outstanding at December 31, 2001.

                         ASSISTED LIVING CONCEPTS, INC.

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

11. WORKERS COMPENSATION

     The Company utilizes third-party insurance for losses and liabilities associated with workers compensation claims subject to deductible levels of $250,000 per occurrence for all claims incurred beginning January 1, 2000. Claims incurred prior to January 1, 2000 were fully insured. Losses up to this deductible level are accrued based upon the Company's estimates of the aggregate liability for claims incurred based on Company experience. At December 31, 2000 and 2001, other current liabilities includes reserves for workers compensation claims payable of approximately $1.0 million and $2.5 million, respectively.

     In addition, the Company maintains cash deposits as required by the insurance carrier. At December 31, 2001, such deposits were $1.1 million and $2.8 million, respectively. These deposits are utilized to pay claims as costs are incurred.

12. PROFESSIONAL LIABILITY

     The Company utilizes third-party insurance for losses and liabilities associated with professional liability claims subject to deductible levels of $100,000 per occurrence for the year ended December 31, 2000 and retention levels of $250,000 for all states except Florida and Texas, where the retention levels are $500,000 per occurrence, for the year ended December 31, 2001. Losses up to these deductible and retention levels are accrued based upon the Company's estimates of the aggregate liability for claims incurred based on Company experience. At December 31, 2000 and 2001, other current liabilities includes reserves for professional liability claims payable of approximately $485,000 and $1.0 million, respectively.

13. LEGAL PROCEEDINGS

  Insurance Coverage Dispute

     In September, 2000, the Company reached an agreement to settle the class action litigation relating to the restatement of its consolidated financial statements for the years ended December 31, 1996 and 1997 and

                         ASSISTED LIVING CONCEPTS, INC.

the first three fiscal quarters of 1998. This agreement received final court approval on November 30, 2000 and the Company was dismissed from the litigation with prejudice. On September 28, 2001, the Company made its final installment of $1.0 million on its promissory note for the class action litigation settlement. Although the Company was dismissed from the litigation with prejudice, a dispute which arose with its corporate liability insurance carriers remains unresolved. At the time the Company settled the class action litigation, the Company and the insurance carriers agreed to resolve this dispute through binding arbitration, and the Company filed a complaint for a declaratory judgment that it was not liable to the carriers as claimed. The carriers counter-claimed to recover an amount capped at $4.0 million.

     After filing for bankruptcy on October 1, 2001, the Company made a motion for dismissal of its complaint for declaratory relief in the arbitration based upon having filed for bankruptcy protection. An objection was filed to its motion, and one of its insurance carriers filed a proof of claim in the amount of $4.0 million in the bankruptcy proceeding. The Company disputes that claim. The Company offered (and the offer currently remains outstanding) to settle the dispute for $75,000 to be paid out as a general unsecured claim in the bankruptcy process. (See Note 1).

     In addition to the matter referred to in the immediately preceding paragraphs, the Company is involved in various lawsuits and claims arising in the normal course of business. In the aggregate, such other suits and claims should not have a material adverse effect on the Company's financial condition, results of operations, cash flow and liquidity.

14. EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) Savings Plan ("the Savings Plan") which is a defined contribution plan covering employees of Assisted Living Concepts, Inc. who have one year of service and are age 21 or older. Each year participants may contribute up to 15% of pre-tax annual compensation and 100% of any Employer paid cash bonus (not to exceed $10,500), as defined in the Savings Plan. ALC may provide matching contributions as determined annually by ALC's Board of Directors. Contributions are subject to certain limitations. The Company has not made any contributions to this Savings Plan.

     The Company has a Severance Pay Plan for Administrators, Associate Administrators, and Corporate and Regional Office Operations Employees ("the Severance Plan"). The Severance Plan was amended, effective January 1, 2001. This Severance Plan covers certain eligible employees and provides that under specific conditions employees may receive up to 6 months annual base salary as severance pay, depending upon their length of service with the Company and other factors that are defined in the Severance Plan. During the years ended December 31, 1999 and 2001, the Company paid out benefits of $19,000 and $3,000, respectively, under this plan. No such benefits were paid during the year ended December 31, 2000.

15. SUBSEQUENT EVENT

     2002 Incentive Award Plan

     On March 6, 2002, the Company adopted the 2002 Incentive Award Plan of Assisted Living Concepts, Inc., ("the 2002 Plan"). The 2002 Plan consists of two plans, one pertaining solely to the grant of incentive stock options and one pertaining to the grant of other incentive awards. The 2002 Plan is intended to obtain, retain services of, and provide incentive for, directors, key employees and consultants to further the growth, development and financial success of the Company by personally benefiting through the ownership of the Company stock and/or rights which recognize such growth, development and financial success.

     The 2002 Plan provides for the Company to grant options to its eligible employees, consultants and independent directors. The aggregate number of shares which may be issued upon exercise of options or other awards under the 2002 Plan shall not exceed 325,000, which, on March 6, 2002, subject to shareholder

                         ASSISTED LIVING CONCEPTS, INC.

approval, the Company's Board of Directors increased by an additional 325,000. The exercise price and vesting period of each option shall be set by the Company's Compensation Committee of its Board of Directors, but the exercise price may not be less than the deemed fair value of the Company's stock on the date of grant. Each option shall expire on the date specified in the option agreement, but not later than the tenth anniversary of the date on which the option was granted. The Board of Directors, at its option, may discontinue or amend the 2002 Plan at any time, provided that certain conditions are satisfied.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ASSISTED LIVING CONCEPTS INC.
                                          Registrant

March 29, 2002                            By:      /s/ DREW Q. MILLER
                                            ------------------------------------
                                            Name: Drew Q. Miller
                                            Title: Senior Vice President, Chief
                                              Financial
                                            Officer and Treasurer

March 29, 2002                            By:   /s/ M. CATHERINE MALONEY
                                            ------------------------------------
                                            Name: M. Catherine Maloney
                                            Title: Vice President, Controller
                                              and
                                            Chief Accounting Officer

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

     That the undersigned officers and directors of Assisted Living Concepts, Inc. do hereby constitute and appoint Steven L. Vick or Drew Q. Miller, and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable to comply with the Securities and Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Annual Report on Form 10-K or amendment or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agent, or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

     IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the dated indicated opposite his or her name.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----
               /s/ STEVEN L. VICK                       Director, President and         March 29, 2002
------------------------------------------------        Chief Executive Officer
                 Steven L. Vick

               /s/ DREW Q. MILLER                     Senior Vice President, Chief      March 29, 2002
------------------------------------------------    Financial Officer and Treasurer
                 Drew Q. Miller

            /s/ M. CATHERINE MALONEY                 Vice President, Controller and     March 29, 2002
------------------------------------------------        Chief Accounting Officer
              M. Catherine Maloney

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----

              /s/ W. ANDREW ADAMS                  Director and Chairman of the Board   March 29, 2002
------------------------------------------------
                W. Andrew Adams

            /s/ ANDRE C. DIMITRIADIS                            Director                March 29, 2002
------------------------------------------------
              Andre C. Dimitriadis

               /s/ MARK HOLLIDAY                                Director                March 29, 2002
------------------------------------------------
                 Mark Holliday

              /s/ RICHARD C. LADD                               Director                March 29, 2002
------------------------------------------------
                Richard C. Ladd

              /s/ MATTHEW PATRICK                               Director                March 29, 2002
------------------------------------------------
                Matthew Patrick

             /s/ LEONARD TANNENBAUM                             Director                March 29, 2002
------------------------------------------------
               Leonard Tannenbaum

                                                                     SCHEDULE II

                         ASSISTED LIVING CONCEPTS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                 (IN THOUSANDS)

                     COLUMN A                         COLUMN B    COLUMN C      COLUMN D       COLUMN E
                     --------                         --------    --------      --------       --------
                                                     BALANCE AT                               BALANCE AT
                                                     BEGINNING                                    END
                    DESCRIPTION                       OF YEAR     ADDITIONS   DEDUCTIONS(1)   OF YEAR(3)
                    -----------                      ----------   ---------   -------------   -----------
Year ended December 31, 1999:
  Valuation accounts deducted from assets:
  Allowance for doubtful receivables...............    $  179      $1,071(2)     $  188         $1,062
                                                       ------      ------        ------         ------
Year ended December 31, 2000:
  Valuation accounts deducted from assets:
  Allowance for doubtful receivables...............    $1,062      $1,932        $1,595         $1,399
                                                       ------      ------        ------         ------
Year ended December 31, 2001:
  Valuation accounts deducted from assets:
  Allowance for doubtful receivables...............    $1,399      $ (61)        $1,338         $   --
                                                       ------      ------        ------         ------

---------------
(1) Represents amounts written off. For the year ended December l31, 2001, the deductions also includes $193,000 of fresh start adjustments.

(2) $561,000 of additions were charged to operating expenses, $510,000 of additions related to home health operations which were discontinued and are reported in general and administrative expenses in 1999.

(3) Balance at December 31, 2001 is that of the Successor Company.

                ASSISTED LIVING CONCEPTS, INC. AND SUBSIDIARIES
                               INDEX TO EXHIBITS

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
     2.1  First Amended Joint Plan of Reorganization of the Debtors
          dated October 30, 2001 (Incorporated by reference to the
          same titled exhibit to the Company's Report on Form 8-K
          dated October 30, 2001).
     3.1  Articles of Incorporation of the Company (Incorporated by
          reference to the same titled exhibit to the Company's
          Registration Statement on Form S-1, File No. 33-83938, and
          as amended by the Company's Certificate Pursuant to NRS
          78.207, filed on November 13, 2001 as Exhibit T3A-1 to the
          Company's Application for Qualification of Indentures on
          Form T-3).
     3.2  Form of Amended and Restated Articles of Incorporation of
          the Company effective as of January 1, 2002 (Incorporated by reference to the same titled exhibit to the Company's
          Application for Qualification of Indentures on Form T-3,
          filed on November 13, 2001).
     3.3  Certificate of Incorporation of Carriage House Assisted
          Living, Inc. (Incorporated by reference to the same titled exhibit to the Company's Application for Qualification of
          Indentures on Form T-3, filed on November 13, 2001).
     3.4  Form of Restated Certificate of Incorporation of Carriage
          House Assisted Living, Inc. effective as January 1, 2002
          (Incorporated by reference to the same titled exhibit to the
          Company's Application for Qualification of Indentures on
          Form T-3, filed on November 13, 2001).
     3.5  Certificate of Incorporation of Home and Community Care,
          Inc. (Incorporated by reference to the same titled exhibit to the Company's Application for Qualification of Indentures
          on Form T-3, filed on November 13, 2001).
     3.6  Articles of Incorporation of ALC Indiana, Inc. (Incorporated
          by reference to the same titled exhibit to the Company's
          Application for Qualification of Indentures on Form T-3,
          filed on November 13, 2001).
     3.7  Bylaws of the Company (Incorporated by reference to the same titled exhibit to the Company's Registration Statement on
          Form S-1, File No. 33-83938).
     3.8  Bylaws of Carriage House (Incorporated by reference to the same titled exhibit to the Company's Application for
          Qualification of Indentures on Form T-3, filed on November
          13, 2001).
     3.9  Bylaws of Home and Community Care, Inc. (Incorporated by
          reference to the same titled exhibit to the Company's
          Application for Qualification of Indentures on Form T-3,
          filed on November 13, 2001).
     3.10 Bylaws of ALC Indiana, Inc. (Incorporated by reference to the same titled exhibit to the Company's Application for
          Qualification of Indentures on Form T-3, filed on November
          13, 2001).
     4.1  Form of Indenture, dated as of January 1, 2002, among the
          Company, Carriage House Assisted Living, Inc., Home and
          Community Care, Inc., ALC Indiana, Inc. and BNY Midwest
          Trust Company, as Trustee, of the Senior Secured Notes of
          the Company, due 2009 (Incorporated by reference to Exhibit
          T3C to the Company's Senior Secured Notes Amended
          Application for Qualification of Indentures on Form T-3/A,
          filed on December 19, 2001).
     4.2  Form of Indenture, dated as of January 1, 2002, among the
          Company, Carriage House Assisted Living, Inc., Home and
          Community Care, Inc., ALC Indiana, Inc. and BNY Midwest
          Trust Company, as Trustee, of the Junior Secured Notes of
          the Company, due 2012 (Incorporated by reference to Exhibit
          T3C to the Company's Junior Secured Notes Amended
          Application for Qualification of Indentures on Form T-3/A,
          filed on December 19, 2001).
     4.3  Registration Rights Agreement, dated as of January 1, 2002, by and among the Company, LTC Healthcare, Inc., LTC
          Properties, Inc., National Health Investors, Inc., and
          Cerberus Capital Management, L.P. (Filed herewith).
     4.4  2002 Incentive Award Plan of the Company (Filed herewith).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
    10.1  Reimbursement Agreement, dated as of November 1, 1996, between the Company and U.S. Bank of Washington, National
          Association (Incorporated by reference to the same titled
          exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 1998).
    10.2  Reimbursement Agreement, dated as of July 1, 1997, between the Company and United States National Bank of Oregon
          (Incorporated by reference to the same titled exhibit to the
          Company's Report on Form 10-K for the fiscal year ended
          December 31, 1998).
    10.3  Reimbursement Agreement, dated as of July 1, 1998, between the Company and U.S. Bank National Association (Incorporated
          by reference to the same titled exhibit to the Company's
          Report on Form 10-K for the fiscal year ended December 31,
          1998).
    10.4  Deed of Trust and Security Agreement, dated March 31, 1998, among DMG Texas ALC, Partners, L.P., American Title Company of Houston and Transatlantic Capital Company (Incorporated
          by reference to the same titled exhibit to the Company's
          Report on Form 10-K for the fiscal year ended December 31,
          1998).
    10.5  Mortgage and Security Agreement, dated November 12, 1998, between DMG New Jersey ALC, Inc. and Transatlantic Capital
          Company (Incorporated by reference to the same titled
          exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 1998).
    10.6  Deed of Trust and Security Agreement, dated July 10, 1998, among DMG Oregon ALC, Inc., Chicago Title Company and
          Transatlantic Capital Company (Incorporated by reference to the same titled exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 1998).
    10.7  Amendment and Modification of Reimbursement Agreements,
          dated as of August 18, 1999, by and between the Company and
          U.S. Bank National Association (Incorporated by reference to the same titled exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 1998).
    10.8  Loan Agreement, dated as of February 20, 2001, among Heller
          Healthcare Finance, Inc., as Agent and a Lender, the
          financial institutions who are or become parties thereto as
          Lenders, ALC Ohio, Inc. and ALC Pennsylvania, Inc., ALC
          Iowa, Inc., ALC Nebraska, Inc. and ALC New Jersey, Inc., as
          Borrowers, and the parties who are or become Borrowers
          thereunder (Incorporated by reference to the same titled
          exhibit to the Company's Report on Form 8-K, dated May 9,
          2001).
    10.9  Guaranty, dated as of February 20, 2001, by the Company for the benefit of Heller Healthcare Finance, Inc. (Incorporated by reference to the same titled exhibit to the Company's
          Report on Form 8-K, dated May 9, 2001).
    10.10 Guaranty, dated as of January 1, 2002, by the Company for the benefit of Heller Healthcare Finance, Inc. (Filed
          herewith).
    10.11 Third Amendment and Modification of Reimbursement Agreement,
          dated as of March 12, 2001, between the Company and U.S.
          Bank National Association. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 2000).
    10.12 Third Amendment and Modification of Reimbursement Agreement,
          dated as of March 12, 2001, between the Company and U.S.
          Bank National Association. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 2000).
    10.13 First Amendment to Loan Documents, as of June 27, 2001,
          between ALC Ohio, Inc., ALC Pennsylvania, Inc., ALC Iowa,
          Inc., ALC Nebraska, Inc., ALC New Jersey, Inc., ALC Indiana,
          Inc., Assisted Living Concepts, Inc. and Heller Healthcare
          Finance, Inc. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 10-Q for the quarter ended June 30, 2001).
    10.14 Second Amendment to Loan Documents between Assisted Living
          Concepts, Inc., ALC Ohio, Inc., ALC Pennsylvania, Inc., ALC
          Iowa, Inc., ALC Nebraska, Inc., ALC New Jersey, Inc., ALC
          Indiana, Inc., and Heller Healthcare Finance, Inc., dated
          October 3, 2001 (Incorporated by reference to the same
          titled exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 2001).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
    10.15 Amended and Restated Employment Agreement, effective as of
          January 1, 2001, between the Company and Wm. James Nicol
          (Incorporated by reference to the same titled exhibit to the
          Company's Report on Form 8-K dated June 29, 2001).
    10.16 First Amendment to the Amended and Restated Employment
          Agreement, dated as of January 2, 2002, between the Company and Wm. James Nicol (Filed herewith).
    10.17 First Amended Joint Disclosure Statement of the Debtors
          Pursuant to Section 1125 of the Bankruptcy Code dated
          October 30, 2001 (Incorporated by reference to the same
          titled exhibit to the Company's Report on Form 8-K dated
          October 30, 2001).
    10.18 Amended Findings of Fact, Conclusions of Law and Order
          Confirming the Joint Plan of Reorganization dated December
          28, 2001 (Incorporated by reference to the Company's Report on Form 8-K dated December 28, 2001).
    10.19 Employment Agreement, effective as of February 18, 2002, by and between the Company and Steven Vick (Filed herewith).
    10.20 Amended and Restated Employment Agreement, effective as of
          January 1, 2002, by and between the Company and Sandra
          Campbell (Filed herewith).
    10.21 Amended and Restated Employment Agreement, effective as of
          January 1, 2002, by and between the Company and Nancy Inez
          Gorshe (Filed herewith).
    10.22 Amended and Restated Employment Agreement, effective as of
          January 1, 2002, by and between the Company and Drew Q.
          Miller (Filed herewith).
    10.23 Employment Agreement, effective January 1, 2001, by and between the Company and Ron W. Kerr (Filed herewith).
    10.24 Amendment to Employment Agreement, effective January 1,
          2002, by and between the Company and Ron W. Kerr (Filed
          herewith).
    12.1  Computation of Ratio of Earnings to Fixed Charges. (Filed
          herewith).
    21.1  List of Subsidiaries of the Company. (Filed herewith).
    23.1  KPMG LLP Report on Schedule. (Filed herewith).