Form 10-Q
period 2002-03-31
ASSISTED LIVING CONCEPTS INC
filed 2002-05-20
CIK 929994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20459

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

     Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrants was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      The Registrant had 6,431,759 shares of common stock, $.01 par value, outstanding at May 13, 2002.

ASSISTED LIVING CONCEPTS, INC.

FORM 10-Q

March 31, 2002

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

ASSISTED LIVING CONCEPTS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	Successor Company

	December 31,	March 31,
	2001	2002

		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,077	$3,618
Cash restricted for resident security deposits	2,415	2,417
Accounts receivable, net of allowance for doubtful accounts of $13 at 2002	2,328	2,415
Prepaid insurance	160	2,667
Prepaid expenses	823	637
Cash restricted for workers’ compensation claims	2,825	4,519
Other current assets	3,862	3,617

Total current assets	18,490	19,890
Restricted cash	5,349	5,372
Property and equipment, net	196,548	195,506
Other assets, net	1,866	1,956

Total assets	$222,253	$222,724

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,450	$1,196
Accrued real estate taxes	4,523	3,648
Accrued interest expense	666	1,095
Accrued interest expense payable to related parties	—	331
Accrued payroll expense	4,561	5,882
Other accrued expenses	7,163	6,270
Resident security deposits	2,471	2,433
Insurance premium obligation	—	1,224
Other current liabilities	652	261
Current portion of unfavorable lease adjustment	681	664
Current portion of long-term debt and capital lease obligation	2,622	2,583

Total current liabilities	24,789	25,587
Other liabilities	89	168
Unfavorable lease adjustment	3,115	2,962
Long-term debt and capital lease obligation, net of current portion	161,461	162,658

Total liabilities	189,454	191,375

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 3,250,000 shares authorized; none issued or outstanding	—	—
Common Stock, $.01 par value; 20,000,000 shares authorized; issued and outstanding 6,431,759 shares (68,241 shares to be issued upon settlement of pending claims)	65	65
Additional paid-in capital	32,734	32,734
Accumulated deficit	—	(1,450)

Total shareholders’ equity	32,799	31,349

Total liabilities and shareholders’ equity	$222,253	$222,724

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Predecessor	Successor
	Company	Company

	Three Months	Three Months
	Ended	Ended
	March 31, 2001	March 31, 2002

Revenue	$36,877	$37,889
Operating expenses:
Residence operating expenses	25,558	26,335
Corporate general and administrative	4,268	4,316
Building rentals	1,958	982
Building rentals to related party	2,213	2,055
Depreciation and amortization	2,552	1,667

Total operating expenses	36,549	35,355

Operating income	328	2,534

Other income (expense):
Interest expense	(4,402)	(3,161)
Interest expense to related parties	—	(430)
Interest income	148	54
Other income, net	31	—

Total other expense, net	(4,223)	(3,537)

Loss before debt restructure and reorganization costs	(3,895)	(1,003)
Debt restructure and reorganization costs	303	447

Net loss	$(4,198)	$(1,450)

Basic and diluted net loss per common share	$(.25)	$(.22)

Basic and diluted weighted average common shares outstanding	17,121	6,500

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Predecessor	Successor
	Company	Company

	Three Months	Three Months
	Ended	Ended
	March 31, 2001	March 31, 2002

Operating Activities:
Net loss	$(4,198)	$(1,450)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,552	1,667
Amortization of debt issuance costs	—	20
Amortization of fair value adjustment to building rentals	—	(170)
Amortization of fair market adjustment to long-term debt	—	107
Amortization of discount on long-term debt	—	106
Straight line adjustment to building rentals	—	86
Interest paid-in-kind	—	305
Provision for doubtful accounts	156	13
Changes in assets and liabilities:
Accounts receivable	(166)	(100)
Prepaid expenses	282	(2,321)
Other current assets	378	245
Other assets	(17)	(31)
Accounts payable	(166)	(254)
Accrued expenses	(1,341)	313
Insurance premium obligation	2,507	1,224
Other current liabilities	(2,314)	(429)
Other liabilities	(106)	(7)

Net cash used in operating activities	(2,433)	(676)

Investing Activities:
Increase in restricted cash	(2,081)	(1,719)
Purchases of property and equipment	(453)	(625)

Net cash used in investing activities	(2,534)	(2,344)

Financing Activities:
Proceeds from long-term debt	1,300	1,000
Payments on long-term debt and capital lease obligation	(340)	(360)
Debt issuance costs	(1,809)	(79)

Net cash provided by (used in) financing activities	(849)	561

Net decrease in cash and cash equivalents	(5,816)	(2,459)
Cash and cash equivalents, beginning of period	9,889	6,077

Cash and cash equivalents, end of period	$4,073	$3,618

Supplemental disclosure of cash flow information:
Cash payments for interest	$1,730	$2,705
Reclassification of other current and other liabilities to current and non-current long-term debt and capital lease obligation	$550	$—

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     The Company

      Assisted Living Concepts, Inc., a Nevada Corporation, (“the Company”) owns, leases and operates assisted living residences which provide housing to older persons who need help with the activities of daily living such as bathing and dressing. The Company provides personal care and support services and makes available routine health care services, as permitted by applicable law, designed to meet the needs of its residents.

2.     Basis of Presentation

      The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001.

      The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments consisting of normal recurring accruals. Certain prior year amounts have been reclassified to conform to the current year presentation.

3.     Reorganization and Fresh-Start Reporting

     Reorganization

      On October 1, 2001, Assisted Living Concepts, Inc. (the “Company”), and its wholly owned subsidiary, Carriage House Assisted Living, Inc. (“Carriage House”, and together with the Company, the “Debtors”) each filed a voluntary petition under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware in Wilmington (the “Court”), case nos. 01-10674 and 01-10670, respectively, which are being jointly administered. The Court gave final approval to the first amended joint plan of reorganization (the “Plan”) on December 28, 2001.

      On January 1, 2002 (the “Effective Date”) the Plan became effective. The Plan authorized the issuance as of the Effective Date (subject to the Reserve described below) of $40.25 million aggregate principal amount of seven-year secured notes (the “New Senior Secured Notes”), bearing interest at 10% per annum, payable semi-annually in arrears, and $15.25 million aggregate principal amount of ten-year secured notes (the “New Junior Secured Notes” and collectively with the New Senior Secured Notes, the “New Notes”), bearing interest payable in additional New Junior Secured Notes for three years at 8% per annum and thereafter payable in cash at 12% per annum, payable semi-annually in arrears, and (c) 6,500,000 shares of new common stock, par value $0.01 (the “New Common Stock”) of the reorganized Company, of which 4% was issued to shareholders of the Predecessor Company.

      At the Effective Date, the new Board of Directors of the reorganized Company consisted of seven members as follows: W. Andrew Adams (Chairman), Leonard Tannenbaum, Andre Dimitriadis, Matthew Patrick, Mark Holliday, Richard Ladd and Wm. James Nicol, then the President and Chief Executive Officer of the Company. In February 2002, Steven L. Vick replaced Mr. Nicol as President, Chief Executive Officer and Director.

      The Company held back from the initial issuance of New Common Stock and New Notes on the Effective Date, $440,178 of New Senior Secured Notes, $166,775 of New Junior Secured Notes and 68,241 shares of New Common Stock (collectively, the “Reserve”) to be issued to holders of general unsecured claims at a later date. The total amount of, and the identities of all of the holders of, the general unsecured claims were not known as of the Effective Date, either because they were disputed or they were not made by

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

their holders prior to December 19, 2001, the cutoff date for calculating the Reserve (the “Cutoff Date”). Once the total amount and the identities of the holders of those claims are determined, the shares of New Common Stock and the New Notes held in the Reserve will be distributed pro rata among the holders of those claims (the date of this distribution, the “Subsequent Distribution Date”).

      If the Reserve is insufficient to cover the general unsecured claims allowed after the Cutoff Date, the Company and its subsidiaries will have no further liability with respect to those general unsecured claims and the holders of those claims will receive proportionately lower distributions of shares of New Common Stock and New Notes than the holders of general unsecured claims allowed prior to the Cutoff Date. If the Reserve exceeds the distributions necessary to cover the general unsecured claims allowed after the Cutoff Date, the additional securities remaining in the Reserve will be distributed among all holders of the general unsecured claims so as to ensure that each holder of a general unsecured claim receives, in the aggregate, its pro rata share of the New Common Stock and the New Notes. In this case, the holders of the general unsecured claims allowed prior to the Cutoff Date will receive distributions of securities both on the Effective Date and on the Subsequent Distribution Date.

     Fresh Start Reporting

      Upon emergence from Chapter 11 proceedings, the Company adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting By Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). In connection with the adoption of fresh-start reporting, a new entity has been deemed created for financial reporting purposes. For financial reporting purposes, the Company adopted the provisions of fresh-start reporting effective December 31, 2001. Consequently, the consolidated balance sheet and related information at and subsequent to December 31, 2001 is labeled Successor Company, and reflects the Plan and the principles of fresh-start reporting. Periods presented prior to December 31, 2001 have been designated Predecessor Company.

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

4.     Factors Affecting Comparability of Financial Information

      As a consequence of the implementation of fresh-start reporting effective December 31, 2001 the financial information presented in the unaudited consolidated statement of operations and the corresponding statements of cash flows for the three months ended March 31, 2001 are generally not comparable to the financial results for the three months ended March 31, 2002. Any financial information herein labeled “Predecessor Company” refers to periods prior to the adoption of fresh-start reporting, while those labeled “Successor Company” refer to periods following the Company’s reorganization.

      The lack of comparability in the accompanying unaudited consolidated financial statements relates primarily to the Company’s capital costs (building rentals, interest, depreciation and amortization), as well as debt restructuring and reorganization costs.

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5.     Cash and Cash Equivalents

      The Company’s cash and cash equivalents consist of the following (in thousands):

	December 31,	March 31,
	2001	2002

Cash	$5,022	$3,461
Cash equivalents	1,055	157

Total cash and cash equivalents	$6,077	$3,618

6.     Long-Term Restricted Cash

      Long-term restricted cash consists of the following (in thousands):

	December 31,	March 31,
	2001	2002

Cash held for loan agreements with U.S.
Bank National Association (“U.S. Bank”)	$4,338	$4,357
Cash held in accordance with lease agreements	970	974
State regulated restricted resident security deposits	41	41

Total long-term restricted cash	$5,349	$5,372

7.     Property and Equipment

      The Company’s property and equipment consists of the following (in thousands):

	December 31,	March 31,
	2001	2002

Land	$22,177	22,177
Buildings and improvements	166,443	166,544
Equipment	3,937	4,380
Furniture	3,991	4,072

Total property and equipment	196,548	197,173
Less accumulated depreciation	—	1,667

Property and equipment, net	$196,548	$195,506

      Land, buildings and certain furniture and equipment relating to 129 owned residences serve as collateral for long-term debt.

      Included in the 129 owned residences is one residence with a carrying value of $870,000 which was closed in March 2002. This closed residence is one of 57 residences which secure our New Notes. Any proceeds received on disposal of this residence must be used to reduce such debt.

8.     Insurance Premium Obligation

      During the three months ended March 31, 2002, the Company entered into several short-term agreements to finance its annual insurance premiums. These are nine-month agreements and bear interest at annual fixed rates of approximately 5.5% to 6.0%.

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

9. Long-Term Debt

      As of December 31, 2001 and March 31, 2002, long-term debt consists of the following (in thousands):

	December 31, 2001		March 31, 2002

	Carrying	Principal	Carrying	Principal
	Amount	Amount	Amount	Amount

Trust Deed Notes, payable to the State of Oregon Housing and Community Services Department (OHCS) due 2028.	$9,849	$9,741	$9,809	$9,703
Variable Rate Multifamily Revenue Bonds, payable to the Washington State Housing Finance Commission Department due 2028.	7,521	7,605	7,523	7,605
Variable Rate Demand Revenue Bonds, Series 1997, payable to the Idaho Housing and Finance Association due 2017.	6,542	6,615	6,543	6,615
Variable Rate Demand Revenue Bonds, Series A-1 and A-2 payable to the State of Ohio Housing Finance Agency due 2018.	11,888	12,020	11,900	12,020
Housing and Urban Development Insured Mortgages due 2035	7,374	7,457	7,363	7,446
New Senior Secured Notes due 2009.	40,250	40,250	40,250	40,250
New Junior Secured Notes due 2012.	12,628	12,628	13,038	13,038
Mortgages payable due 2008.	28,513	28,463	28,388	28,338
G.E. Capital (Previously Heller Healthcare Finance, Inc.) Credit Facility due 2005	39,222	40,458	40,252	41,386
Capital lease obligations due 2002.	296	301	175	188

Total long-term debt	164,083	$165,538	165,241	$166,589

Less current portion	2,622		2,583

Long-term debt	$161,461		$162,658

      On January 1, 2002 the Company’s Plan became effective. The Company’s Plan of reorganization included the issuance of $40.25 million aggregate principal amount of seven-year secured notes (the “New Senior Secured Notes”), bearing interest at 10% per annum, payable semi-annually in arrears, and $15.25 million aggregate principal amount of ten-year secured notes (the “New Junior Secured Notes” and collectively with the New Senior Secured Notes, the “New Notes”), bearing interest payable in additional New Junior Secured Notes for three years at 8% per annum and thereafter payable in cash at 12% per annum, payable semi-annually in arrears. The New Junior Secured Notes were issued at a discount of $2.6 million. The discount is being amortized over the life of the New Junior Secured Notes at an effective interest rate of 13.0%. The New Notes are secured by 57 properties. (See Notes 3 and 7).

      Of the face amount of $55.5 million and $55.8 million outstanding of the New Notes at December 31, 2001 and March 31, 2002, $18.2 million and $18.3 million, respectively, were payable to related parties. (See Note 10).

      The Company’s Washington, Idaho and Ohio Revenue Bonds are secured by a combination of cash, residences and letters of credit. The letters of credit have been issued by U.S. Bank and the underlying credit

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

agreements between U.S. Bank and the Company contain restrictive covenants that include compliance with certain financial ratios.

      In May 2002, the Company received a waiver from U.S. Bank regarding the Bank’s right to declare an event of default for the Company’s failure to meet the March 31, 2002 financial covenant requirements established for the Predecessor Company set forth in the amended U.S. Bank loan agreement. Furthermore, the Company amended its existing agreement with U.S. Bank, establishing new covenants, with which the Company was in compliance as of March 31, 2002.

      As of March 31, 2001, the following annual principal payments are required (in thousands):

2002	$2,583
2003	2,672
2004	2,891
2005	41,315
2006	2,258
Thereafter	114,870

Total	$166,589

10.     Related Party Transactions

     LTC Properties, Inc. and CLC Healthcare, Inc.

      Andre Dimitriadis, who has been a member of the Company’s Board of Directors and the Chair of its Audit Committee since January 2002, is the President, Chief Executive Officer and Chairman of the Board of LTC Properties, Inc. (“LTC”) and is the Chief Executive Officer and Chairman of the Board of CLC Healthcare, Inc. (previously LTC Healthcare, Inc.). LTC owned $11.0 million of the Company’s New Notes and CLC Healthcare, Inc. (“CLC”) owned 22.4% of the Company’s common stock and $1.9 million of the Company’s New Notes at March 31, 2002.

      The Company has incurred interest expense on LTC and CLC’s New Notes in the amount of $260,000 and $45,000, respectively. Of this interest, $200,000 and $35,000 is payable in cash to LTC and CLC, respectively, at March 31, 2002. The remaining interest is payable-in-kind and increases LTC and CLC’s ownership of the New Notes proportionately.

      The Company currently leases 37 properties (1,426 units) from LTC. The Company incurred lease expense of $2.2 million and $2.1 million for the three months ended March 31, 2001 and 2002, respectively, pursuant to these leases.

     National Health Investors, Inc.

      W. Andrew Adams, who has been a member of the Company’s Board of Directors and its Chair since January 2002, is the President, Chief Executive Officer and Chairman of the Board of Directors of National Health Investors, Inc. (“NHI”). NHI owned 557,214 shares of the Company’s common stock and $5.0 million of the Company’s New Notes at March 31, 2002.

      The Company has incurred interest expense on NHI’s New Notes in the amount of $117,000. Of this interest, $90,000 is payable in cash to NHI at March 31, 2002. The remaining interest is payable-in-kind and increases NHI’s ownership of the New Notes.

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

     Leonard Tannenbaum

      Leonard Tannenbaum is a current member of the Company’s Board of Directors. Mr. Tannenbaum owned $323,875 of the Company’s New Notes at March 31, 2002.

      The Company has incurred interest expense on Mr. Tannenbaum’s New Notes in the amount of $8,000. Of this interest, $6,000 is payable in cash to Mr. Tannenbaum at March 31, 2002. The remaining interest is payable-in-kind and increases Mr. Tannenbaum’s ownership of the New Notes.

11.     Income Taxes

      The Company has provided no benefit for income taxes as the Company recorded a full valuation allowance on its deferred tax asset. The Company believes it is more likely than not that some portion or all of the deferred tax assets will not be realized.

12.     Subsequent Event

      Effective May 16, 2002, Matthew Patrick replaced Drew Q. Miller as Senior Vice President, Chief Financial Officer and Treasurer. Mr. Patrick also serves as a Director of the Company.

13.     Subsidiary Guarantee of New Notes

      The New Notes, issued by the Company, are publicly traded and the repayment of these notes is guaranteed by two wholly-owned subsidiaries of the Company: ALC Indiana, Inc. and Home and Community Care, Inc. (“HCI”). HCI and Carriage House Assisted Living, Inc. (“Carriage House”), a wholly owned subsidiary of the Company, are also co-obligors of the New Notes. The following information is presented as required under the Securities and Exchange Commission Financial Reporting Release No. 55 in connection with the guarantee of the New Notes by the Company’s wholly owned subsidiaries. The operating and

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated with the Company and each other.

Successor Company

Consolidating Balance Sheets
March 31, 2002

		Wholly-Owned Subsidiaries

		ALC			Non-
		Indiana,	Carriage		Participating	Consolidating	Consolidated
	ALC, Inc.	Inc.	House	HCI	Subsidiaries	Adjustments	Total

ASSETS
Current Assets:
Cash and cash equivalents	$3,348	$—	$—	$—	$270	$—	$3,618
Receivable from subsidiaries/parent	1,586	5,357	—	—	4,949	(11,892)	—
Cash restricted for resident security deposits	2,417	—	—	—	—	—	2,417
Accounts receivable, net	2,176	—	—	4	235	—	2,415
Prepaid insurance	2,667	—	—	—	—	—	2,667
Prepaid expenses	616	—	—	—	21	—	637
Cash restricted for workers’ compensation claims	4,519	—	—	—	—	—	4,519
Other current assets	1,704	9	—	23	1,881	—	3,617

Total current assets	19,033	5,366	—	27	7,356	(11,892)	19,890

Restricted cash	5,372	—	—	—	—	—	5,372
Property and equipment, net	92,074	12,818	3,586	6,568	80,460	—	195,506
Investment in subsidiaries	36,161	—	—	—	—	(36,161)	—
Other assets, net	1,583	—	—	—	373	—	1,956

Total assets	$154,223	$18,184	$3,586	$6,595	$88,189	$(48,053)	$222,724

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,174	$—	$—	$1	$21	$—	$1,196
Payable to subsidiaries/ parent	4,949	—	211	—	1,586	(6,746)	—
Accrued real estate taxes	2,173	386	303	106	680	—	3,648
Accrued interest expense	1,049	—	—	—	46	—	1,095
Accrued interest expense payable to related parties	331	—	—	—	—	—	331
Accrued payroll expense	5,801	—	—	7	74	—	5,882
Other accrued expenses	6,204	—	—	4	62	—	6,270
Resident security deposits	2,155	—	—	19	259	—	2,433
Insurance premium obligation	1,224	—	—	—	—	—	1,224
Other current liabilities	259	—	—	—	2	—	261
Current portion of unfavorable lease adjustment	562	—	89	—	13	—	664

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

		Wholly-Owned Subsidiaries

		ALC			Non-
		Indiana,	Carriage		Participating	Consolidating	Consolidated
	ALC, Inc.	Inc.	House	HCI	Subsidiaries	Adjustments	Total

Current portion of long-term debt and capital lease obligation	1,364	—	—	—	1,219	—	2,583

Total current liabilities	27,245	386	603	137	3,962	(6,746)	25,587

Other liabilities	160	—	8	—	—	—	168
Unfavorable lease adjustment	2,478	—	409	—	75	—	2,962
Long-term debt and capital lease obligation, net of current portion	87,874	—	—	—	74,784	—	162,658

Total liabilities	117,757	386	1,020	137	78,821	(6,746)	191,375

Shareholders’ equity:
Common stock	65	—	—	—	—	—	65
Additional paid-in capital	37,880	17,428	2,818	6,523	9,392	(41,307)	32,734
Retained earnings (accumulated deficit)	(1,479)	370	(252)	(65)	(24)	—	(1,450)

Total shareholders’ equity	36,466	17,798	2,566	6,458	9,368	(41,307)	31,349

Total liabilities and shareholders’ equity	$154,223	$18,184	$3,586	$6,595	$88,189	$(48,053)	$222,274

Successor Company

Consolidating Balance Sheets
December 31, 2001

		Wholly-Owned Subsidiaries

		ALC			Non-
		Indiana,	Carriage		Participating	Consolidating	Consolidated
	ALC, Inc.	Inc.	House	HCI	Subsidiaries	Adjustments	Total

Current Assets:
Cash and cash equivalents	$6,077	$—	$—	$—	$—	$—	$6,077
Receivable from subsidiaries/parent	674	4,906	1,074	1,177	—	(7,831)	—
Cash restricted for resident security deposits	2,415	—	—	—	—	—	2,415
Accounts receivable, net	2,086	—	—	15	227	—	2,328
Prepaid insurance	160	—	—	—	—	—	160
Prepaid expenses	780	—	—	—	43	—	823
Cash restricted for workers’ compensation claims	2,825	—	—	—	—	—	2,825
Other current assets	2,210	—	—	24	1,628	—	3,862

Total current assets	17,227	4,906	1,074	1,216	1,898	(7,831)	18,490

Restricted cash	5,349	—	—	—	—	—	5,349
Property and equipment, net	95,508	12,917	3,576	6,611	77,936	—	196,548
Investment in subsidiaries	23,171	—	—	—	—	(23,171)
Other assets, net	1,511	—	—	—	355	—	1,866

Total assets	$142,766	$17,823	$4,650	$7,827	$80,189	$(31,002)	$222,253

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

		Wholly-Owned Subsidiaries

		ALC			Non-
		Indiana,	Carriage		Participating	Consolidating	Consolidated
	ALC, Inc.	Inc.	House	HCI	Subsidiaries	Adjustments	Total

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	935	—	—	6	509	—	1,450
Payable to subsidiaries/parent	7,157	—	—	—	674	(7,831)	—
Accrued real estate taxes	2,451	315	240	90	1,427	—	4,523
Accrued interest expense	636	30	—	—	—	—	666
Accrued payroll expense	4,480	—	—	6	75	—	4,561
Other accrued expenses	7,097	—	—	11	55	—	7,163
Tenant security deposits	2,120	—	—	18	333	—	2,471
Other current liabilities	652	—	—	—	—	—	652
Current portion of unfavorable lease adjustment	589	—	92	—	—	—	681
Current portion of long-term debt and capital lease obligation	2,079	—	—	—	543	—	2,622

Total current liabilities	28,196	345	332	131	3,616	(7,831)	24,789

Other liabilities	11	—	—	—	78	—	89
Unfavorable lease adjustment	2,686	—	429	—	—	—	3,115
Long-term debt and capital lease obligation, net of current portion	90,858	—	—	—	70,603	—	161,461

Total liabilities	121,751	345	761	131	74,297	(7,831)	189,454

Shareholders’ equity:
Common stock	65	—	—	—	—	—	65
Additional paid-in capital	20,950	17,478	3,889	7,696	5,892	(23,171)	32,734
Accumulated deficit	—	—	—	—	—	—	—

Total shareholders’ equity	21,015	17,478	3,889	7,696	5,892	(23,171)	32,799

Total liabilities and shareholders’ equity	$142,766	$17,823	$4,650	$7,827	$80,189	$(31,002)	$222,253

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Successor Company

Consolidating Statements of Operations

Three months ended March 31, 2002

		Wholly-Owned Subsidiaries

		ALC			Non-
		Indiana,	Carriage		Participating	Consolidated
	ALC, Inc.	Inc.	House	HCI	Subsidiaries	Total

Revenue	$33,828	$—	$—	$287	$3,774	$37,889
Operating expenses:
Residence operating expenses	23,039	71	62	287	2,876	26,335
Corporate general and administrative	4,316	—	—	—	—	4,316
Building rentals	982	—	—	—	—	982
Building rentals to related party	1,822	—	233	—	—	2,055
Depreciation and amortization	845	99	32	51	640	1,667

Total operating expenses	31,004	170	327	338	3,516	35,355

Operating income (loss)	2,824	(170)	(327)	(51)	258	2,534

Other income (expense):
Interest expense	(1,633)	—	—	—	(1,528)	(3,161)
Interest expense to related parties	(430)	—	—	—	—	(430)
Interest income	54	—	—	—	—	54
Management fee income (expense)	(78)	—	75	(14)	17	—
Lease income (expense)	(1,769)	540	—	—	1,229	—

Total other income (expense), net	(3,856)	540	75	(14)	(282)	(3,537)

Income (loss) before debt restructure and reorganization costs	(1,032)	370	(252)	(65)	(24)	(1,003)
Debt restructure and reorganization costs	447	—	—	—	—	447

Net income (loss)	$(1,479)	$370	$(252)	$(65)	$(24)	$(1,450)

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Successor Company

Consolidating Statements of Cash Flows
Three months ended March 31, 2002

		Wholly-Owned Subsidiaries

		ALC			Non-
		Indiana,	Carriage		Participating	Consolidated
	ALC, Inc.	Inc.	House	HCI	Subsidiaries	Total

Operating Activities:
Net income (loss)	$(1,479)	$370	$(252)	$(65)	$(24)	$(1,450)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	845	99	32	51	640	1,667
Amortization of debt issuance costs	20	—	—	—	—	20
Amortization of fair value adjustment to building rentals	(144)	—	(23)	—	(3)	(170)
Amortization of fair market adjustment to long-term debt	4	—	—	—	103	107
Amortization of discount on long-term debt	106	—	—	—	—	106
Straight line adjustment to building rentals	86	—	—	—	—	86
Interest paid-in-kind	305	—	—	—	—	305
Provision (recoveries) for doubtful accounts	26	—	—	—	(13)	13
Changes in assets and liabilities:
Receivable from subsidiaries/ parent	3,251	(531)	211	4	(2,935)	—
Accounts receivable	(116)	—	—	11	5	(100)
Prepaid expenses	(2,343)	—	—	—	22	(2,321)
Other current assets	206	(9)	3	—	45	245
Other assets	(12)	—	—	—	(19)	(31)
Accounts payable	(213)	—	—	(4)	(37)	(254)
Payable to subsidiaries/ parent	(1,135)	—	—	—	1,135	—
Accrued expenses	1,147	71	62	11	(978)	313
Insurance premium obligation	1,224	—	—	—	—	1,224
Other current liabilities	(370)	—	—	—	(59)	(429)
Other liabilities	(15)	—	8	—	—	(7)

Net cash provided by (used in) operating activities	1,393	—	41	8	(2,118)	(676)

Investing Activities:
Increase in restricted cash	(1,719)	—	—	—	—	(1,719)
Purchases of property and equipment	(355)	—	(41)	(8)	(221)	(625)

Net cash used in investing activities	(2,074)	—	(41)	(8)	(221)	(2,344)

Financing Activities:
Proceeds from long-term debt	(791)	—	—	—	1,791	1,000
Payments on long-term debt and capital lease obligation	(360)	—	—		—	(360)
Debt issuance costs	(79)	—	—	—	—	(79)

Net cash provided by (used in) financing activities	(1,230)	—	—	—	1,791	561

Net decrease in cash and cash equivalents	(1,911)	—	—	—	(548)	(2,459)
Cash and cash equivalents, beginning of period	5,259	—	—	—	818	6,077

Cash and cash equivalents, end of period	$3,348	$—	$—	$—	$270	$3,618

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Predecessor Company

Consolidating Statements of Operations
Three months ended March 31, 2001

		Wholly-Owned Subsidiaries

		ALC			Non-
		Indiana,	Carriage		Participating	Consolidated
	ALC, Inc.	Inc.	House	HCI	Subsidiaries	Total

Revenue	$27,963	$1,710	$—	$287	$6,917	$36,877
Operating expenses:
Residence operating expenses	19,527	1,037	84	233	4,677	25,558
Corporate general and administrative	4,268	—	—	—	—	4,268
Building rentals	761	—	248	—	949	1,958
Building rentals to related party	2,213	—	—	—	—	2,213
Depreciation and amortization	1,665	155	54	112	566	2,552

Total operating expenses	28,434	1,192	386	345	6,192	36,549

Operating income (loss)	(471)	518	(386)	(58)	725	328

Other income (expense):
Interest expense	(3,637)	—	—	—	(765)	(4,402)
Interest expense to related parties	—	—	—	—	—	—
Interest income	148	—	—	—	—	148
Gain/loss on disposal of assets	1	(1)	—	—	—	—
Management fee income (expense)	180	(87)	67	(14)	(146)	—
Lease income (expense)	(1,229)	—	—	—	1,229	—
Other income, net	31	—	—	—	—	31

Total other income (expense), net	(4,506)	(88)	67	(14)	318	(4,223)

Income (loss) before debt restructure and reorganization costs	(4,977)	430	(319)	(72)	1,043	(3,895)
Debt restructure and reorganization costs	303	—	—	—	—	303

Net income (loss)	$(5,280)	$430	$(319)	$(72)	$1,043	$(4,198)

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Predecessor Company

Consolidating Statements of Cash Flows
Three months ended March 31, 2001

		Wholly-Owned Subsidiaries

		ALC			Non-
		Indiana,	Carriage		Participating	Consolidated
	ALC, Inc.	Inc.	House	HCI	Subsidiaries	Total

Operating Activities:
Net income (loss)	$(5,280)	$430	$(319)	$(72)	$1,043	$(4,198)
Adjustment to reconcile net income (loss) to net case provided by (used in) operating activities:
Depreciation and amortization	1,665	155	54	112	566	2,552
Amortization of debt issuance costs	—	—	—	—	—	—
Amortization of fair value adjustment to building rentals	—	—	—	—	—	—
Amortization of fair market adjustment to long-term debt	—	—	—	—	—	—
Amortization of discount on long-term debt	—	—	—	—	—	—
Straight line adjustment to building rentals	—	—	—	—	—	—
Interest paid-in-kind	—	—	—	—	—	—
Provision for doubtful accounts	156	—	—	—	—	156
Changes in assets and liabilities:	—	—	—	—	—
Receivable from subsidiaries/parent	604	(604)	—	—	—	—
Accounts receivable	(188)	(24)	—	(4)	50	(166)
Prepaid expenses	255	—	—	1	26	282
Other current assets	88	1	—	(1)	290	378
Other assets	(40)	(12)	—	—	35	(17)
Accounts payable	(1,801)	(6)	—	6	1,635	(166)
Payable to subsidiaries/parent	3,636	—	189	15	(3,840)	—
Accrued expenses	(701)	67	83	(29)	(761)	(1,341)
Insurance premium obligation	2,507	—	—	—	—	2,507
Other current liabilities	(2,343)	(6)	—	2	33	(2,314)
Other liabilities	(60)	—	(1)	—	(45)	(106)

Net cash provided by (used in) operating activities	(1,502)	1	6	30	(968)	(2,433)

Investing Activities:
Increase in restricted cash	(2,081)	—	—	—	—	(2,081)
Purchases of property and equipment	(329)	(1)	(6)	(30)	(87)	(453)

Net cash used in investing activities	(2,410)	(1)	(6)	(30)	(87)	(2,534)

Financing Activities:
Proceeds from long-term debt	245	—	—	—	1,055	1,300
Payments on long-term debt and capital lease obligation	(340)	—	—	—	—	(340)
Debt issuance costs	(1,809)	—	—	—	—	(1,809)

Net cash provided by (used in) financing activities	(1,904)	—	—	—	1,055	(849)

Net decrease in cash and cash equivalents	(5,816)	—	—	—	—	(5,816)
Cash and cash equivalents, beginning of period	9,889	—	—	—	—	9,889

Cash and cash equivalents, end of period	$4,073	$—	$—	$—	$—	$4,073

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      References in this section to “ALC,” the “Company,” “us” or “we” refer to Assisted Living Concepts, Inc. and its wholly-owned subsidiaries.

General

      We operate, own and lease free-standing assisted living residences in 16 states. These residences are primarily located in small middle-market rural and suburban communities with a population typically ranging from 10,000 to 40,000. We provide personal care and support services, and make available routine nursing services (as permitted by applicable law) designed to meet the personal and health care needs of our residents.

      As of March 31, 2002, we operated 183 residences (7,076 units), of which we owned 128 residences (5,010 units) and leased 55 residences (2,105 units).

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

      Although we manage the mix of private paying residents and Medicaid paying residents residing in our facilities, any significant increase in our Medicaid population could have an adverse effect on our financial position, results of operations or cash flows, particularly if states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates. See “Risk Factors — We Depend on Reimbursement by Third-Party Payors.”

Certain Transactions and Events

     Reorganization

      On October 1, 2001, Assisted Living Concepts, Inc. (the “Company”), and its wholly owned subsidiary, Carriage House Assisted Living, Inc. voluntarily filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code, as amended (the “Bankruptcy Code”). The bankruptcy court gave final approval to the first amended joint plan of reorganization (the “Plan”) on December 28, 2001, and the plan became effective on January 1, 2002 (the “Effective Date”).

      Under the Plan, on the Effective Date, the Company issued general unsecured creditors their pro rata shares, subject to the reserve described below (the “Reserve”), of the following securities:

•	$40.25 million principal amount of 10% senior secured notes, due January 1, 2009 (the “Senior Secured Notes”);

•	$15.25 million principal amount of junior secured notes, due January 1, 2012 (the “Junior Secured Notes”); and

•	6.24 million shares of new common stock (representing 96% of the new common stock).

      The Senior Secured Notes and the Junior Secured Notes (collectively the “New Notes”) are secured by 57 of our properties.

      The remaining 4% of the new common stock, subject to the Reserve, was issued on the Effective Date to the Company’s shareholders immediately prior to the Effective Date.

      Under the Plan, 1.1% of the senior notes, junior notes and new common stock that would otherwise have been issued on the Effective Date were held back as a reserve (the “Reserve”) to cover general unsecured claims that had not been either made or settled by the December 19, 2001 cutoff date established under the Plan. The reserved securities will be issued once all these outstanding general unsecured claims have been settled. If the Reserve is insufficient to cover these outstanding general unsecured claims, we will have no further liability with respect to these claims. If the Reserve exceeds the amount of these outstanding general unsecured claims, the excess securities in the Reserve will be distributed pro rata among the holders of all general unsecured claims, including those settled prior to the cutoff date.

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

     Fresh-Start Reporting

      Upon the Effective Date of our Plan of reorganization, we adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting By Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). In connection with the adoption of fresh-start reporting, a new entity has been deemed created for financial reporting purposes. For financial reporting purposes, we adopted the provisions of fresh-start reporting effective December 31, 2001. Consequently, the consolidated balance sheet and related information at December 31, 2001 is labeled “Successor Company,” and reflects the Plan and the principles of fresh-start reporting. Periods presented prior to December 31, 2001 have been designated “Predecessor Company.” For purposes of this Item 2, references to operating results and cash flows for periods ended prior to December 31, 2001 refer to the operating results and cash flows of the Predecessor Company, and references to working capital and other balance sheet data, liquidity and prospective information regarding future periods refer to the Successor Company.

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

      The adjustments to reflect the adoption of fresh-start reporting, including the adjustments to record property, plant and equipment, at their fair values, have been reflected in the consolidated balance sheet as of December 31, 2001. In addition, the Successor Company’s balance sheet was further adjusted to eliminate existing liabilities subject to compromise, associated deferred financing costs and deferred gains, goodwill, and the historical consolidated shareholders’ equity.

     Factors Affecting Comparability of Financial Information

      As a consequence of the implementation of fresh-start reporting effective December 31, 2001 (see Note 3 to the consolidated financial statements included elsewhere herein), the financial information presented in the unaudited consolidated statement of operations and the corresponding statements of cash flows for the three months ended March 31, 2001 are generally not comparable to the financial results for the three months ended March 31, 2002.

      The lack of comparability in the accompanying unaudited consolidated financial statements is most apparent in the Company’s capital costs (building rentals, interest, depreciation and amortization), as well as with debt restructuring and reorganization costs.

     Management Changes

      In February 2002, Steven L. Vick replaced Wm. James Nicol as President and Chief Executive Officer. Effective May 16, 2002, Matthew Patrick replaced Drew Q. Miller as Senior Vice President, Chief Financial Officer and Treasurer. Mr. Vick and Mr. Patrick also serve as Directors of the Company.

     Sale of Existing Residences

      We closed one residence in Indiana in March 2002. This residence is currently being listed for sale. This residence serves as collateral for our New Notes and, therefore, any net proceeds received from the sale of this residence must be used to reduce the outstanding principal amount of the New Notes.

      In addition, we are currently negotiating the sale of four of our residences in Florida and one residence in Georgia. These five residences serve as collateral for our New Notes and any potential proceeds from the sale will be used to reduce the outstanding principal amount of the New Notes.

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

      We believe the following critical accounting policies require significant judgment and estimates used in the preparation of our consolidated financial statements:

      Fresh-Start Reporting. Upon the Effective Date of our Plan of reorganization we adopted fresh-start reporting in accordance with SOP 90-7. For financial reporting purposes, we were required to value our assets and liabilities at their current fair value. With assistance of financial advisors in reliance upon various valuation methods, including discounted projected cash flow analysis and other applicable ratios and economic industry information relevant to our operations and through negotiations with various creditor parties in interest, we determined a reorganization value of $32.8 million. The reorganization value was allocated to our assets and liabilities based upon their fair value.

      The determination of fair value of assets and liabilities required significant estimates and judgments made by management, particularly as it related to the fair market value of our debt, operating leases and property, plant and equipment. The fair value of our debt at December 31, 2001 was determined based upon the then current effective interest rates for similar debt instruments. The fair value of our leases and property, plant and equipment were based on the then current market rentals and building values. Results may differ under different assumptions or conditions.

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

	Three Months Ended
	March 31,

	Predecessor	Successor
	Company	Company

	2001	2002

Revenue	100.0%	100.0%
Operating expenses:
Residence operating expenses	69.3	69.5
Corporate general and administrative	11.6	11.4
Building rentals	11.3	8.0
Depreciation and amortization	6.9	4.4

Total operating expenses	99.1	93.3

Operating income	0.9	6.7

Other income (expense):
Interest expense	(11.9)	(9.5)
Interest income	0.4	0.1
Other income, net	0.1	—

Total other expense	(11.4)	(9.4)

Loss before debt restructure and reorganization costs	(10.5)	(2.7)
Debt restructure and reorganization costs	0.8	1.2

Net loss	(11.3)%	(3.9)%

Other Data:
Residences operated (end of period)	185	183
Units operated (end of period)	7,149	7,076
Average occupancy rate (based on occupied units)	83.4%	83.1%
End of period occupancy rate (based on occupied units)	83.3%	82.8%
Average monthly rental rate	$2,041	$2,117
Sources of revenue:
Medicaid state paid portion	12.1%	12.5%
Medicaid resident paid portion	7.2%	6.8%
Private resident paid portion	80.7%	80.7%

Total	100.0%	100.0%

      The following table sets forth, for the periods presented, the results of operations for the three months ended March 31, 2001 compared to March 31, 2002 (in millions, except percentages):

	2001	2002

	Consolidated
	Three Months Ended March 31,

		Successor
	Predecessor	Company	Increase/(Decrease
	Company

Revenue	$36.9	$37.9	$1.0	2.7%
Operating expenses:
Residence operating expenses	25.6	26.3	0.7	2.7
Corporate general and administrative	4.3	4.3	—	—
Building rentals	4.2	3.1	(1.1)	(26.2)
Depreciation and amortization	2.5	1.7	(0.8)	(32.0)

Total operating expenses	36.6	35.4	(1.2)	(3.3)

Operating income	0.3	2.5	2.2	733.3

Other income (expense):
Interest expense	(4.4)	(3.6)	0.8	18.2
Interest income	0.2	—	(0.2)	(100.0)

Total other expense	(4.2)	(3.6)	0.6	14.3

Loss before debt restructure and reorganization costs	(3.9)	(1.1)	2.8	71.8%
Debt restructure and reorganization costs	0.3	0.4	0.1	33.3

Net loss	$(4.2)	$(1.5)	$2.7	64.3%

Three months ended March 31, 2002 compared to three months ended March 31, 2001:

      We incurred a net loss of $1.5 million, or $0.22 per basic and diluted common share, on revenue of $37.9 million for the three months ended March 31, 2002 (the “March 2002 Quarter”) as compared to a net loss of $4.2 million or $0.25 per basic and diluted common share, on revenues of $36.9 million for the three months ended March 31, 2001 (the “March 2001 Quarter”).

      Revenues. Revenues were $37.9 million for the March 2002 Quarter as compared to $36.9 million for the March 2001 Quarter, a net increase of $1.0 million. The increase in revenue was attributable to an increase in the average monthly rental rate to $2,117 for the March 2002 Quarter as compared to an average monthly rental rate of $2,041 for March 2001 Quarter. The increase in revenue due to increase in average monthly rental rates was offset by a decline in average occupancy from 83.4% in the March 2001 Quarter to 83.1% in the March 2002 Quarter. Additionally, revenue for the March 2001 Quarter included $149,000 of revenue for one residence which is no longer being operated by us due to the termination of our lease agreement, effective December 1, 2001.

      Residence Operating Expenses. Residence operating expenses were $26.3 million for the March 2002 Quarter as compared to $25.6 million for the March 2001 Quarter, a net increase of $777,000.

      The principal elements of the increase in these expenses include:

•	$1.0 million related to an increase in payroll costs as a result of increases in wages and benefits; and

•	$432,000 related to increases in professional and property liability insurance premiums.

      These increases were offset by:

•	$135,000 of operating expenses included in the March 2001 Quarter results which related to one residence which is no longer being operated by us due to the termination of our lease agreement, effective December 1, 2001;

•	$283,000 related to decreases in utility costs; and

•	$237,000 in other expenses.

      Corporate, General and Administrative. Corporate, general and administrative expenses remained consistent for the March 2002 Quarter as compared to the March 2001 Quarter at $4.3 million.

      Building Rentals. Building rentals were $3.0 million for the March 2002 Quarter as compared to $4.2 million for the March 2001 Quarter, a decrease of $1.2 million.

      The decrease in building rentals include:

•	$949,000 of building rental expense is excluded from the March 2002 Quarter due to the October 2001 repurchase of 16 properties previously leased;

•	$65,000 of building rental expense is included in March 2001 Quarter related to an operating lease terminated on December 1, 2001; and

•	$219,000 due to rental concessions received from one lessor as a result of the bankruptcy process.

      Depreciation and Amortization. Depreciation and amortization expense was $1.7 million in the March 2002 Quarter as compared to $2.6 million in the March 2001 Quarter. The decrease is primarily due to impact of fresh-start reporting on the carrying value of property and equipment, which were adjusted to their estimated fair value as of December 31, 2001.

      Interest Expense. Interest expense was $3.6 million for the March 2002 Quarter compared to $4.4 million for the March 2001 Quarter, a decrease of $811,000. The decrease is due to the overall reduction of indebtedness following the Company’s Plan of reorganization which became effective on January 1, 2002.

      Interest Income. Interest income was $54,000 for the March 2002 Quarter compared to $148,000 for the March 2001 Quarter, a decrease of $94,000. This decrease is the result of decreased balances in cash and cash equivalents.

      Debt Restructure and Reorganization Costs. Debt restructure and reorganization costs were $447,000 for the March 2002 Quarter as compared to $303,000 for the March 2001 Quarter. These are professional fees, including legal and investment advisory fees, related to the Company’s Plan of reorganization which became effective January 1, 2002. We will continue to incur costs related to the reorganization until all general and unsecured claims are settled which is expected to occur within the next six months.

      Income Taxes. We have provided no benefit for income taxes as we have recorded a full valuation allowance on our deferred tax assets. Management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized.

      Net Loss. As a result of the above, we incurred a net loss of $1.5 million or $0.22 per basic and diluted common share for the March 2002 Quarter, compared to a net loss of $4.2 million, or $0.25 per basic and diluted common share, for the March 2001 Quarter.

Liquidity and Capital Resources

      At March 31, 2002, we had a working capital deficit of $5.7 million and unrestricted cash and cash equivalents of $3.6 million.

      Net cash used in operating activities was $676,000 during the three months ended March 31, 2002. The primary uses included the payment of $3.4 million related to our 2002 property and professional liability insurance. These reductions were partially offset by an increase in insurance premium obligations of $1.2 million. During the three months ended March 31, 2002, we entered into several short-term agreements to finance our annual insurance premiums. These agreements mature in September 2002 and bear interest at annual fixed rates of approximately 5.5% to 6.0%.

      Net cash used in investing activities was $2.3 million during the three months ended March 31, 2002. The primary use was an increase of $1.7 million in restricted cash related to workers’ compensation deposits required by our insurance carrier. Funds will be withdrawn from this account as workers’ compensation claims are incurred and paid.

      Net cash provided by financing activities was $561,000 during the three months ended March 31, 2002. Proceeds of $1.0 million were received on a draw of our $44.0 million line of credit with G.E. Capital. Principal payments on long-term debt and capital lease obligations were $360,000 for the three months ended March 31, 2002.

      As of March 31, 2002, approximately $26.2 million of our indebtedness was secured by letters of credit issued by U.S. Bank, which in some cases, have termination dates prior to the maturity of the underlying debt. As such letters of credit expire, beginning in 2003, we will need to obtain replacement letters of credit, post cash collateral or refinance the underlying debt. There can be no assurance that we will be able to procure replacement letters of credit from the same or other lending institutions on terms that are acceptable to us. In the event that we are unable to obtain a replacement letter of credit or provide alternate collateral prior to the expiration of any of these letters of credit, we would be in default on the underlying debt.

      Our credit agreements with U.S. Bank contain restrictive covenants, including certain financial ratios. The agreements also require us to deposit $500,000 in cash collateral with U.S. Bank in the event certain regulatory actions are commenced with respect to the properties securing our obligations to U.S. Bank. U.S. Bank is required to release such deposits upon satisfactory resolution of the regulatory action. As of the date of this filing, no such additional deposits have been required.

      In May 2002, we received a waiver from U.S. Bank regarding the Bank’s right to declare an event of default for our failure to meet the March 31, 2002 financial covenant requirements established for the Predecessor Company set forth in the amended U.S. Bank loan agreement. Furthermore, we amended our existing agreement with U.S. Bank, establishing new covenants, with which we were in compliance as of March 31, 2002.

      Failure to comply with any covenant constitutes an event of default, which will allow U.S. Bank (at its discretion) to declare any amounts outstanding under the loan documents to be due and payable. Certain of our leases and loan agreements contain covenants and cross-default provisions such that a default on one of those agreements could cause us to be in default on one or more other agreements which would have a material adverse effect on the Company.

      We have future minimum annual lease payments over the next five years of $13.1 million, $13.1 million, $13.3 million, $12.8 million and $12.9 million, respectively. At March 31, 2002, we had $166.6 million of long-term indebtedness, of which annual principal payments due over the next five years are $2.6 million, $2.7 million, $2.9 million, $41.3 million and $2.3 million, respectively.

      Our ability to make payments on and to refinance any of our indebtedness, to satisfy our lease obligations and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to draw additional amounts under our G.E. Capital facility may depend on us satisfying certain conditions to draw additional amounts under the facility.

      Based upon our current level of operations, we believe that our current cash on hand, available credit under our G.E. Capital facility and cash flow from operations are sufficient to meet our liquidity needs for at least the next twelve months.

      There can be no assurance, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that we will satisfy the conditions to draw additional amounts under the G.E. Capital facility, all of which may be necessary to enable us to pay our indebtedness, to satisfy our lease obligations and to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness, on or before maturity. There can be no assurance that we will be able to refinance any of our indebtedness, on commercially reasonable terms or at all.

Risk Factors

      Set forth below are various risks that we believe are material. This report on Form 10-Q, including the risks discussed below, contain statements including, without limitation, statements containing the words “will,” “believes,” “anticipates,” “estimates,” “intends,” “expects,” “should,” “could” and words of similar import, constitute forward looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be affected by risks and uncertainties, including without limitation (i) our ability to control costs and improve operating margins, (ii) the possibility that we will experience a decrease in occupancy in our residences, which would adversely affect residence revenues and operating margins, (iii) our ability to operate our residences in compliance with evolving regulatory requirements, and (iv) the degree to which our future operating results and financial condition may be affected by a reduction in Medicaid reimbursement rates. In light of such risks and uncertainties, our actual results could differ materially from such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of this date of this Form 10-Q. Except as may be required by law, we do not undertake any obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

We are highly leveraged; our loan and lease agreements contain financial covenants.

      We are highly leveraged. We had total indebtedness, including short-term portion, of $166.6 million and shareholders’ equity of $31.3 million as of March 31, 2002. We obtained some relief through the implementation of our Plan but will continue to be highly leveraged (see Notes 3 and 9 of the consolidated financial statements included elsewhere herein). The degree to which we are leveraged could have important consequences, including:

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

      On March 31, 2002 we did not meet the financial requirements established for the Predecessor Company as set forth in the amended U.S. Bank loan agreement. In May 2002, we received a waiver from U.S. Bank regarding the Bank’s right to declare an event of default for our failure to meet the March 31, 2002 financial requirements set forth in the amended U.S. Bank loan agreement. Furthermore, we amended our existing agreement with U.S. Bank, establishing new covenants, with which we were in compliance as of March 31, 2002.

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

      Our common stock currently trades on the over-the-counter bulletin board (“OTC.BB”) under the symbol “ASLC”. At this time there can be no assurances that our securities will ever be listed on any exchange, or that there will be an active trading market for our common stock.

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

      After filing for bankruptcy on October 1, 2001, we made a motion for dismissal of our complaint for declaratory relief in the arbitration based upon having filed for bankruptcy protection. An objection was filed to our motion, and one of our insurance carriers filed a proof of claim in the amount of $4.0 million in the bankruptcy proceeding. We dispute that claim. We offered (and the offer currently remains outstanding) to settle the dispute for $75,000 to be paid out as an Allowed Class 4 Claim in the bankruptcy process. See Note 3 to the consolidated financial statements included elsewhere herein.

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

      Certain of our leases with LTC Properties, Inc. (“LTC”) provide LTC with the option to exercise certain remedies, including the termination of many of our leases with LTC, upon a change of control under which at least 30% ownership of our common stock is held by a party or combination of parties directly or indirectly. LTC has the same option if the stockholders approve a plan of liquidation or the stockholders approve of a merger or consolidation that meets certain conditions.

We may be liable for losses not covered by or in excess of our insurance.

      In order to protect ourselves against the lawsuits and claims made against us, we currently maintain insurance policies in amounts and covering risks that are consistent with industry practice. However, as a result of poor loss experience, a number of insurance carriers have stopped providing insurance coverage to the long-term care industry, and those remaining have increased premiums and deductibles substantially. While nursing homes have been primarily affected, assisted living companies, including us, have experienced premium and deductible increases. We currently have a retention level of $250,000 per incident, except in Florida and Texas where the retention level is $500,000 per incident. Our professional liability insurance is on a claims-made basis. In certain states, particularly Florida and Texas, many long-term care providers are facing very difficult renewals. There can be no assurance that we will be able to obtain liability insurance in the future on commercially reasonable terms or at all. A claim against us, covered by, or in excess of, our insurance, could have a material adverse affect on our operations and cash flows.

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

      In the ordinary course of business, we receive and have received notices of deficiencies for failure to comply with various regulatory requirements. We review such notices and, in most cases, will agree with the regulator upon the steps to be taken to bring the facility into compliance with regulatory requirements. From time to time, we may dispute the matter and sometimes will seek a hearing if we do not agree with the regulator. In some cases or upon repeat violations, the regulator may take one or more adverse actions against a facility, such as:

•	the imposition of fines — the Company paid $15,000 and $1,200, respectively, in the aggregate for the year ended December 31, 2001 and the quarter ended March 31, 2002;

•	temporary stop placement of admission of new residents, or imposition of other conditions to admission of new residents to a facility;

•	termination of a facility’s Medicaid contract;

•	conversion of a facility’s license to provisional status; and

•	suspension or revocation of a facility’s license, which in 2001 included one residence in Washington against which the state has commenced license revocation procedures. This matter is still pending as of the date of this filing.

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

      Second, HHS has released new standards relating to the privacy of individually identifiable health information. These standards not only require our operators’ compliance with rules governing the use and disclosure of protected health information, but they also require entities to impose those rules, by contract, on any business associate to whom such information is disclosed. Rules governing the security of health information have been proposed but have not yet been issued in final form.

      HHS finalized the new transaction standards on August 17, 2000, and covered entities will be required to comply with them by October 16, 2002. Congress passed legislation in December 2001 that delays for one year (to October 16, 2003) the compliance date, but only for entities that submit a compliance plan to HHS by the original implementation deadline. The privacy standards were issued on December 28, 2000, and, after certain delays, became effective April 14, 2001, with a compliance date of April 14, 2003. The Bush Administration and Congress are taking a careful look at the existing regulations, but it is uncertain whether there will be additional changes to the privacy standards or their compliance date. With respect to the security regulation, once they are issued in final form, affected parties will have approximately two years to be fully compliant. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions.

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

      We are subject to various federal, state and local environmental laws, ordinances and regulations. Some of these laws, ordinances and regulations hold a current or previous owner, lessee or operator of real property liable for the cost of removal or remediation of some hazardous or toxic substances that could be located on, in or under such property. These laws and regulations often impose liability whether or not we knew of, or were responsible for, the presence of the hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial. Furthermore, there is no limit to our liability under such laws and regulations. As a result, our liability could exceed their property’s value and aggregate assets. The presence of these substances or failure to remediate these substances properly may also adversely affect our ability to sell our property, or to borrow using the property as collateral.

     Many assisted living markets have been overbuilt.

      Many assisted living markets have been overbuilt, including certain markets in which we currently operate. In addition, the barriers to entry into the assisted living industry are not substantial. The effects of overbuilding include:

•	it takes significantly longer for our residences and our subsidiaries’ residences to fill up,

•	newly opened facilities may attract residents from some or all of the our current facilities,

•	there is pressure to lower or not increase rates paid by residents in the our residences,

•	there is increased competition for workers in already tight labor markets, and

•	our profit margins are lower until vacant units in our residences are filled.

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

      Our business depends significantly on our properties located in Texas, Indiana, Oregon, Ohio and Washington. As of March 31, 2002, 21.9% of our residences were located in Texas, 10.9% in Indiana, 9.8% in Oregon, 9.8% in Ohio and 8.7% in Washington. An economic downturn, or changes in the laws affecting our business, in these markets could have a material adverse effect on our operating results.

We depend on reimbursement by governmental payors and other third parties for a significant portion of our revenues.

      Although revenues at a majority of our residences come primarily from private payors, we derive a substantial portion of our revenues from reimbursements by third-party governmental payors, including state Medicaid waiver programs. We expect that state Medicaid waiver programs will continue to constitute a significant source of our revenues in the future, and it is possible that the proportionate percentage of revenue received by us from Medicaid waiver programs will increase. There are continuing efforts by governmental payors and by non-governmental payors, such as commercial insurance companies and health maintenance organizations, to contain or reduce the costs of health care by lowering reimbursement rates, increasing case management review of services and negotiating reduced contract pricing. Also, there have been, and we expect that there will continue to be, additional proposals to reduce the federal and some state budget deficits by limiting Medicaid reimbursement in general. If any of these proposals are adopted at either the federal or the state level, it could have a material adverse effect on our business, financial condition, results of operations and prospects. The state of Washington recently approved legislation which would limit future increase in rental reimbursements and may actually reduce current reimbursement rates. Additionally, the state of New Jersey currently has limited additional beds for eligible Medicaid residences. This may limit our ability to move new Medicaid residents into our New Jersey facilities or to retain residents who reach Medicaid eligibility while living in our New Jersey facilities.

      The following table sets forth the sources of our revenue for states where we participate in Medicaid programs. The portion of revenues received from state Medicaid agencies are labeled as “Medicaid State Paid Portion” while the portion of our revenues that a Medicaid-eligible resident must pay out of his or her own resources is labeled “Medicaid Resident Paid Portion.”

	Three Months Ended			Three Months Ended
	March 31, 2001			March 31, 2002

	Medicaid		Private	Medicaid		Private

	State	Resident	Resident	State	Resident	Resident
	Paid	Paid	Paid	Paid	Paid	Paid
	Portion	Portion	Portion	Portion	Portion	Portion

Oregon	29.4%	17.8%	52.8%	25.3%	14.6%	60.1%
Washington	29.8%	17.8%	52.4%	29.9%	17.2%	52.9%
Idaho	13.3%	10.6%	76.1%	14.0%	10.9%	75.1%
Arizona	13.7%	10.7%	75.6%	17.4%	15.2%	67.4%
New Jersey	16.7%	9.3%	74.0%	27.1%	4.7%	68.2%
Texas	15.5%	8.2%	76.3%	15.6%	8.0%	76.4%
Nebraska	8.5%	5.5%	86.0%	10.3%	6.4%	83.3%

      In addition, although we manage the mix of private paying residents and Medicaid paying residents residing in our facilities, any significant increase in our Medicaid population could have a material adverse effect on our financial position, results of operations or cash flows, particularly if the states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

      Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows.

      For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our results of operations or cash flows. We do not have an obligation to prepay any of our fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of our fixed rate debt will not have an impact on our results of operations or cash flows until we decide, or are required, to refinance such debt.

      For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect our future results of operations and cash flows. We had variable rate debt of $67.6 million outstanding at March 31, 2002 with a weighted average interest rate of 5.5%, of which $41.4 million has an interest rate floor of 8.0%. Assuming that our balance of variable rate debt, excluding $41.4 million which has an interest rate floor of 8.0%, remains constant at $26.2 million, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in cash flows, of $262,000. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in cash flows, of $262,000. For our $41.4 million of variable rate debt which has a interest rate floor of 8.0%, each one-percent increase in interest rates in excess of 8.0% would result in an annual increase in interest expense, and a corresponding decrease in cash flows, of $414,000. Conversely, each one-percent decrease at interest rates of 9.0% or greater would result in an annual decrease in interest expense, and a corresponding increase in cash flows, of $414,000.

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

      After filing for bankruptcy on October 1, 2001, the Company made a motion for dismissal of its complaint for declaratory relief in the arbitration based upon having filed for bankruptcy protection. An objection was filed to its motion, and one of its insurance carriers filed a proof of claim in the amount of $4.0 million in the bankruptcy proceeding. The Company disputes that claim. The Company offered (and the offer currently remains outstanding) to settle the dispute for $75,000 to be paid out as a general unsecured claim in the bankruptcy process. (See Note 3 to the consolidated financial statements included elsewhere herein).

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

Item 4.     Submission of Matters to a Vote of Security Holders

      The Company’s annual shareholder meeting was held on May 8, 2002. At this meeting the shareholders elected the seven current directors and approved the 2002 Incentive Award Plan (“Stock Option Plan”). The Company has reserved 650,000 shares of common stock for issuance under the Stock Option Plan.

Item 6.     Exhibits and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

Exhibit
Number

12	Ratio of Earnings to Fixed Charges

      (b) Reports on Form 8-K.

      We filed a report on Form 8-K on January 24, 2002 pursuant to Item 5 of Form 8-K announcing the appointment of Steven L. Vick as President and Chief Executive Officer.

SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSISTED LIVING CONCEPTS, INC.
Registrant

By:	/s/ MATTHEW PATRICK

Name: Matthew Patrick

Title:	Senior Vice President,

Chief Financial Officer and Treasurer

May 20, 2002

By:	/s/ M. CATHERINE MALONEY

Name: M. Catherine Maloney

Title:	Vice President and

Chief Accounting Officer

May 20, 2002

EXHIBIT INDEX

Exhibit
Number

12	Ratio of Earnings to Fixed Charges