Form 10-K/A
period 2001-12-31
ASSISTED LIVING CONCEPTS INC
filed 2002-06-27
CIK 929994

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                            ------------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This Report on Form 10-K/A amends and restates in their entirety the following Items of the Annual Report on Form 10-K of Assisted Living Concepts, Inc. (the "Company") for the fiscal year ended December 31, 2001 (the "2001 Form 10-K"):

     Item 12 of the 2001 Form 10-K has been amended to provide corrected information for shares beneficially owned and percent of class owned for selected beneficial owners and management.

     Item 14(a) has been amended to include information on certain of the Company's wholly-owned subsidiaries. (See Note 16, "Subsidiary Guarantee of New Notes").

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

                                                                               PREDECESSOR COMPANY
                                                             --------------------------------------------------------
                                                                             YEARS ENDED DECEMBER 31,
                                                             --------------------------------------------------------
                                                              1997        1998        1999        2000        2001
                                                             -------    --------    --------    --------    ---------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue....................................................  $49,605    $ 89,384    $117,489    $139,423    $ 150,678
Operating expenses:
  Residence operating expenses.............................   31,591      57,443      81,767      95,032      103,867
  Corporate general and administrative.....................    4,050      11,099      21,178      18,365       17,119
  Building rentals.........................................    7,969      12,764      15,367      16,004       15,980
  Depreciation and amortization............................    3,683       6,339       8,981       9,923       10,349
  Class action litigation settlement.......................       --          --          --      10,020           --
  Terminated merger expense................................       --       1,068         228          --           --
  Site abandonment costs...................................       --       2,377       4,912          --           --
  Write-off of impaired assets and related expenses........       --       8,521          --          --           --
                                                             -------    --------    --------    --------    ---------
        Total operating expenses...........................   47,293      99,611     132,433     149,344      147,315
                                                             -------    --------    --------    --------    ---------
Operating income (loss)....................................    2,312     (10,227)    (14,944)     (9,921)       3,363
                                                             -------    --------    --------    --------    ---------
Other income (expense):
  Interest expense.........................................   (4,946)    (11,039)    (15,200)    (16,363)     (19,465)
  Interest income..........................................    1,526       3,869       1,598         786          655
  Gain (loss) on sale and disposal of assets...............   (1,250)       (651)       (127)         13          (88)
  Loss on sale of marketable securities....................       --          --          --        (368)          --
  Other income (expense), net..............................     (121)     (1,174)       (260)         67           30
                                                             -------    --------    --------    --------    ---------
        Total other expense................................   (4,791)     (8,995)    (13,989)    (15,865)     (18,868)
                                                             -------    --------    --------    --------    ---------
Loss before debt restructure and reorganization cost,
  fresh-start adjustments, extraordinary item and
  cumulative effect of change in accounting principle......   (2,479)    (19,222)    (28,933)    (25,786)     (15,505)
Debt restructure and reorganization cost...................       --          --          --          --       (8,581)
Fresh start adjustments....................................       --          --          --          --     (119,320)
                                                             -------    --------    --------    --------    ---------
Loss before extraordinary item and cumulative effect of
  change in accounting principle...........................   (2,479)    (19,222)    (28,933)    (25,786)    (143,406)
Extraordinary item -- gain on reorganization...............       --          --          --          --       79,520
Cumulative effect of change in accounting principle........       --      (1,523)         --          --           --
                                                             -------    --------    --------    --------    ---------
Net loss...................................................  $(2,479)   $(20,745)   $(28,933)   $(25,786)   $ (63,886)
                                                             =======    ========    ========    ========    =========
Basic and diluted net loss per common share:
Loss before extraordinary item and cumulative effect of
  change in accounting principle...........................  $ (0.21)   $  (1.18)   $  (1.69)   $  (1.51)   $   (8.38)
Extraordinary item.........................................       --          --          --          --         4.65
Cumulative effect of change in accounting principle........       --       (0.09)         --          --           --
                                                             -------    --------    --------    --------    ---------
Basic and diluted net loss per common share................  $ (0.21)   $  (1.27)   $  (1.69)   $  (1.51)   $   (3.73)
                                                             =======    ========    ========    ========    =========
Basic and diluted weighted average common shares
  Outstanding..............................................   11,871      16,273      17,119      17,121       17,121(1)
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

                                                                                                      SUCCESSOR
                                                                  PREDECESSOR COMPANY                  COMPANY
                                                      --------------------------------------------    ---------
                                                                           AT DECEMBER 31,
                                                      ---------------------------------------------------------
                                                        1997        1998        1999        2000        2001
                                                      --------    --------    --------    --------    ---------
                                                                           (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...........................  $ 63,269    $ 55,036    $  7,606    $  7,444    $  6,077
Working capital (deficit)...........................    40,062      43,856          37     (15,911)     (6,299)
Total assets........................................   324,367     414,669     346,188     336,458     222,253
Long-term debt, excluding current portion...........   157,700     266,286     233,199     231,657     161,461
Shareholders' equity................................   132,244     119,197      89,344      63,886      32,799

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

                                               YEARS ENDED DECEMBER 31,                  YEARS
                                     --------------------------------------------        ENDED
                                                                       PERCENTAGE     DECEMBER 31,
                                                          INCREASE/    INCREASE/     --------------
                                      2000      2001      DECREASE      DECREASE     2000     2001
                                     ------    -------    ---------    ----------    -----    -----
                                                                                     (AS PERCENTAGE
                                          (IN MILLIONS, EXCEPT PERCENTAGES)           OF REVENUE)
Revenue............................  $139.4    $ 150.7     $  11.3          8.1%     100.0%   100.0%
Operating expenses:
  Residence operating expenses.....    95.0      103.9         8.9          9.4%      68.1%    68.9%
  Corporate general and
     administrative................    18.4       17.2        (1.2)        (6.5)%     13.2%    11.4%
  Building rentals.................    16.0       16.0          --          0.0%      11.5%    10.6%
  Depreciation and amortization....     9.9       10.3         0.4          4.0%       7.1%     6.8%
  Class action litigation
     settlement....................    10.0         --       (10.0)      (100.0)%      7.2%      --
                                     ------    -------     -------       ------      -----    -----
          Total operating
            expenses...............   149.3      147.3        (2.0)        (1.3)%    107.1%    97.7%
                                     ------    -------     -------       ------      -----    -----
Operating income (loss)............    (9.9)       3.4        13.3        134.3%      (7.1)%    2.3%
                                     ------    -------     -------       ------      -----    -----
Other income (expense):
  Interest expense.................   (16.4)     (19.5)       (3.1)        18.9%     (11.8)%  (12.9)%
  Interest income..................     0.8        0.7        (0.1)       (12.5)%      0.6%     0.5%
  Loss on disposal of assets.......      --       (0.1)       (0.1)      (100.0)%       --     (0.1)%
  Loss on sale of marketable
     securities....................    (0.4)        --         0.4        100.0%      (0.3)%     --
  Other income (expense), net......     0.1         --        (0.1)      (100.0)%       --       --
                                     ------    -------     -------       ------      -----    -----
          Total other expense......   (15.9)     (18.9)       (3.0)       (18.9)%    (11.4)%  (12.5)%
                                     ------    -------     -------       ------      -----    -----
  Loss before debt restructure and
     reorganization costs,
     fresh-start adjustments and
     extraordinary item............   (25.8)     (15.5)       10.3         39.9%     (18.5)%  (10.3)%
                                     ------    -------     -------       ------      -----    -----
  Debt restructure and
     reorganization costs..........      --       (8.6)       (8.6)       100.0%        --     (5.7)%
  Fresh start adjustments..........      --     (119.3)     (119.3)       100.0%        --    (79.2)%
                                     ------    -------     -------       ------      -----    -----
Loss before extraordinary item.....   (25.8)    (143.4)     (117.6)       455.8%     (18.5)%  (95.2)%
  Extraordinary item -- gain on
     reorganization................      --       79.5        79.5        100.0%        --     52.7%
                                     ------    -------     -------       ------      -----    -----
Net loss...........................  $(25.8)   $ (63.9)    $ (38.1)       147.7%     (18.5)%  (42.4)%
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

                                  RISK FACTORS

     Set forth below are the risks that we believe are material. This report on Form 10-K/A, including the risks discussed below, contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be affected by risks and uncertainties, including without limitation (i) our ability to control costs and improve operating margins, (ii) the possibility that we will experience a decrease in occupancy in our residences, which would adversely affect residence revenues and operating margins, (iii) our ability to operate our residences in compliance with evolving regulatory requirements, and (iv) the degree to which our future operating results and financial condition may be affected by a reduction in Medicaid reimbursement rates. In light of such risks and uncertainties, our actual results could differ materially from such forward-looking statements. Except as may be required by law, we do not undertake any obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

WE ARE HIGHLY LEVERAGED; OUR LOAN AND LEASE AGREEMENTS CONTAIN FINANCIAL COVENANTS.

     We are highly leveraged. After giving effect to the Plan and the application of fresh-start reporting, we had total indebtedness, including short-term portion, of $164.1 million and shareholders' equity of $32.8 million as of December 31, 2001. We obtained some relief through the implementation of our Plan but will continue to be highly leveraged (see Note 1 of the consolidated financial statements included elsewhere herein). The degree to which we are leveraged could have important consequences, including:

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

                                                                 SHARES       PERCENT
                                                              BENEFICIALLY       OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                          OWNED        CLASS(2)
---------------------------------------                       ------------    --------
W. Andrew Adams(3)..........................................     557,214         8.6%
Andre Dimitriadis(4)........................................   1,473,421        22.7%
Mark Holliday...............................................          --          --
Richard C. Ladd.............................................          --          --
Matthew Patrick.............................................          --          --
Leonard Tannenbaum..........................................      42,732           *
Stephen Feinberg
  450 Park Avenue, 28th Floor
  New York, New York 10022(5)...............................   1,213,987        18.7%
Steven Vick.................................................          --          --
Wm. James Nicol.............................................          --          --
Sandra Campbell.............................................          12           *
Nancy Gorshe................................................          --          --
Drew Q. Miller..............................................          --          --
Ron Kerr....................................................          --          --
All directors and executive officers as a group (18
  persons)..................................................   2,073,428        32.2%

---------------
 *  Less than 1%.

(1) Except as otherwise noted above, the address of the directors and officers is c/o Assisted Living Concepts, Inc., 11835 NE Glenn Widing Drive, Building E, Portland, Oregon, 97220-9057.

(2) Percentage of class is based on 6,500,000 total shares, the total shares of Common Stock to be issued in connection with the reorganization plan, of which 6,431,759 are currently outstanding.

(3) Mr. W. Andrew Adams is the President, Chief Executive Officer and Chairman of the Board of NHI. NHI is the holder of 557,214 shares of our common stock.

(4) As reported on Schedule 13D filed with the SEC on January 15, 2002. Mr. Andre Dimitriadis is the President, Chief Executive Officer and Chairman of the Board of LTC and Chief Executive Officer and Chairman of the Board of CLC Healthcare, Inc. (previously LTC Healthcare, Inc.). CLC Healthcare, Inc. is the holder of 1,452,793 shares and Mr. Dimitriadis is the holder of 20,628 shares of our common stock.

(5) As reported on Schedule 13D filed with the SEC on January 9, 2002. Mr. Stephen Feinberg in his capacity as the managing member of Cerberus Associates, LLC, the general partner of Cerberus Partners, L.P., and as the investment manager for each of Cerberus International, Ltd., Cerberus Institutional, Ltd. and the Funds, possesses the power to vote the following shares of common stock: 229,028 shares held by Cerberus Partners, L.P.; 582,451 shares held by Cerberus International, Ltd.; 219,882 shares held by Cerberus Institutional, LTD; and 182,626 shares held in the aggregate by certain private investments funds.

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

     On January 31, 2002 we filed a report on Form 8-K announcing the election of Steven Vick as President and CEO, effective February 18, 2002.

                ASSISTED LIVING CONCEPTS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                                  (ITEM 14(a))

                                                                      PAGE
                                                                      ----
  1.    FINANCIAL STATEMENTS:
        Independent Auditors' Report................................   47
        Consolidated Balance Sheets, December 31, 2000 (Predecessor
          Company) and 2001 (Successor Company).....................   48
        Consolidated Statements of Operations and Consolidated
          Statements of Comprehensive Loss, Years Ended December 31,
          1999, 2000 and 2001 (Predecessor Company).................   49
        Consolidated Statements of Shareholders' Equity, Years Ended
          December 31, 1999, 2000 and 2001 (Predecessor Company)....   50
        Consolidated Statements of Cash Flows, Years Ended December
          31, 1999, 2000 and 2001 (Predecessor Company).............   51
        Notes to Consolidated Financial Statements..................   52
  2.    FINANCIAL STATEMENT SCHEDULE:
        Schedule II -- Valuation and Qualifying Accounts............   85

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Assisted Living Concepts, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheet of Assisted Living Concepts, Inc. and subsidiaries as of December 31, 2001 (Successor Company) and the accompanying consolidated balance sheet of Assisted Living Concepts, Inc. and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001 (Predecessor Company). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                         ASSISTED LIVING CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   PREDECESSOR COMPANY
                                                            ---------------------------------
                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999        2000        2001
                                                            --------    --------    ---------
Revenue...................................................  $117,489    $139,423    $ 150,678
Operating expenses:
  Residence operating expenses............................    81,767      95,032      103,867
  Corporate general and administrative....................    21,178      18,365       17,119
  Building rentals........................................    15,367      16,004       15,980
  Depreciation and amortization...........................     8,981       9,923       10,349
  Class action litigation settlement......................        --      10,020           --
  Terminated merger expense...............................       228          --           --
  Site abandonment costs..................................     4,912          --           --
                                                            --------    --------    ---------
          Total operating expenses........................   132,433     149,344      147,315
                                                            --------    --------    ---------
Operating income (loss)...................................   (14,944)     (9,921)       3,363
                                                            --------    --------    ---------
Other income (expense):
  Interest expense........................................   (15,200)    (16,363)     (19,465)
  Interest income.........................................     1,598         786          655
  Gain (loss) on sale and disposal of assets..............      (127)         13          (88)
  Loss on sale of marketable securities...................        --        (368)          --
  Other income (expense), net.............................      (260)         67           30
                                                            --------    --------    ---------
          Total other expense.............................   (13,989)    (15,865)     (18,868)
                                                            --------    --------    ---------
Loss before debt restructure and reorganization cost,
  fresh-start adjustments and extraordinary item..........   (28,933)    (25,786)     (15,505)
Debt restructure and reorganization cost..................        --          --       (8,581)
Fresh start adjustments...................................        --          --     (119,320)
                                                            --------    --------    ---------
Loss before extraordinary item............................   (28,933)    (25,786)    (143,406)
Extraordinary item -- gain on reorganization..............        --          --       79,520
                                                            --------    --------    ---------
Net loss..................................................  $(28,933)   $(25,786)   $ (63,886)
                                                            ========    ========    =========
Basic and diluted net loss per common share:
  Loss before extraordinary item..........................  $  (1.69)   $  (1.51)   $   (8.38)
  Extraordinary item......................................        --          --         4.65
                                                            --------    --------    ---------
Basic and diluted net loss per common share...............  $  (1.69)   $  (1.51)   $   (3.73)
                                                            ========    ========    =========
Basic and diluted weighted average common shares
  outstanding.............................................    17,119      17,121       17,121
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

FRESH-START REPORTING

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

                         ASSISTED LIVING CONCEPTS, INC.

     The adjustments entitled Fresh-Start Adjustments reflect the adoption of fresh-start reporting, including the elimination of goodwill and adjustments to record property, plant and equipment and other long-term assets and liabilities, at their fair values. Management estimated the fair value of its assets and liabilities by utilizing commonly used discounted cash flow valuation methods.

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

                         ASSISTED LIVING CONCEPTS, INC.

those leases with non-contingent rent escalators from the Effective Date forward will continue to be charged to expense on the straight-line method over the remaining term of the leases. (See Note 5).

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and depreciation is computed over the assets' estimated useful lives on the straight-line basis as follows:

                                           PREDECESSOR      SUCCESSOR
                                             COMPANY         COMPANY
                                           ------------   --------------
Buildings and building improvements......      40 years   35 to 40 years
Furniture and equipment..................  3 to 7 years     3 to 7 years

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

GOODWILL

     Goodwill of the Predecessor Company consisted of costs in excess of the fair value of the net assets acquired in purchase transactions as of the date of acquisition have been recorded as goodwill and was being amortized over periods ranging between 15 and 20 years on a straight-line basis. In accordance with fresh-start reporting, the Predecessor Company's goodwill was eliminated as of the Effective Date.

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

                         ASSISTED LIVING CONCEPTS, INC.

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

                         ASSISTED LIVING CONCEPTS, INC.

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

                         ASSISTED LIVING CONCEPTS, INC.

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

CONCENTRATION OF CREDIT RISK

     The Company depends on the economies of Texas, Indiana, Oregon, Ohio and Washington and to some extent, on the continued funding of State Medicaid waiver programs in some of those states. As of December 31, 2001, 21.6% of the Company's properties were in Texas, 11.4% in Indiana, 10.3% in Oregon, 9.7% in Ohio and 8.6% in Washington. Adverse changes in general economic factors affecting the respective health care industries or laws and regulator environment in each of these states, including Medicaid reimbursement rates, could have a material adverse effect on the Company's financial condition and results of operations.

     State Medicaid reimbursement programs constitute a significant source of revenue for the Company. During the years ended December 31, 1999, 2000 and 2001, direct payments received from state Medicaid agencies accounted for approximately 10.4%, 11.1%, and 12.5% respectively, of the Company's revenue while

                         ASSISTED LIVING CONCEPTS, INC.

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

                         ASSISTED LIVING CONCEPTS, INC.

 7. LONG-TERM DEBT

     As of December 31, 2000 and 2001, long-term debt consists of the following (in thousands):

                                                                    SUCCESSOR    SUCCESSOR
                                                                     COMPANY      COMPANY
                                                     PREDECESSOR    CARRYING     PRINCIPAL
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

     As of December 31, 2001, the following annual principal payments are required (in thousands):

2002......................................................  $  2,622
2003......................................................     2,662
2004......................................................    41,059
2005......................................................     2,119
2006......................................................     2,258
Thereafter................................................   114,818
                                                            --------
          Total...........................................  $165,538
Fresh-Start adjustment....................................    (1,455)
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
                                                           =====      =====        =====

     An analysis of the significant components of deferred tax assets and liabilities, consists of the following as of December 31 (in thousands):

                                                              PREDECESSOR    SUCCESSOR
                                                                COMPANY       COMPANY
                                                              -----------    ---------
                                                                 2000          2001
                                                              -----------    ---------
Deferred tax assets:
  Property and equipment, primarily due to depreciation and
     fresh-start adjustments................................   $     --      $ 37,277
  Net operating loss carryforward...........................     27,846         4,060
  Investment in joint venture operations....................      1,741         1,608
  Deferred gain on sale and leaseback transactions..........      1,480            --
  Other.....................................................      3,470         3,360
                                                               --------      --------
          Total deferred tax assets.........................     34,537        46,305
Valuation allowance.........................................    (25,530)      (45,433)
Deferred tax liabilities:
  Property and equipment, primarily due to depreciation.....     (8,210)           --
  Other.....................................................       (797)         (872)
                                                               --------      --------
          Total deferred tax liabilities....................     (9,007)         (872)
                                                               --------      --------
  Net deferred tax asset (liability)........................   $     --      $     --
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

16. SUBSIDIARY GUARANTEE OF NEW NOTES

     The New Notes, issued by the Company, are publicly traded and the repayment of these notes is guaranteed by three wholly-owned subsidiaries of the Company:
ALC Indiana, Inc., Home and Community Care, Inc. ("HCI") and Carriage House Assisted Living, Inc. ("Carriage House"). The following information is presented as required under the Securities and Exchange Commission Financial Reporting Release No. 55 in connection with the guarantee of the New Notes by the Company's wholly owned subsidiaries. The operating and investing activities of the separate legal entities included in the consolidating financial statements are fully interdependent and integrated with the Company and each other.

                         ASSISTED LIVING CONCEPTS, INC.

                               SUCCESSOR COMPANY

                          CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                           WHOLLY-OWNED SUBSIDIARIES
                                             -----------------------------------------------------
                                                  ALC        CARRIAGE            NON-PARTICIPATING   CONSOLIDATING   CONSOLIDATED
                                 ALC, INC.   INDIANA, INC.    HOUSE      HCI       SUBSIDIARIES       ADJUSTMENTS       TOTAL
                                 ---------   -------------   --------   ------   -----------------   -------------   ------------
ASSETS
Current Assets:
Cash and cash equivalents......  $  6,077       $    --       $   --    $   --        $    --          $     --        $  6,077
Cash restricted for resident
  security deposits............     2,415            --           --        --             --                --           2,415
Accounts receivable, net.......     2,086            --           --        15            227                --           2,328
Prepaid insurance..............       160            --           --        --             --                --             160
Prepaid expenses...............       780            --           --        --             43                --             823
Cash restricted for workers'
  compensation claims..........     2,825            --           --        --             --                --           2,825
Other current assets...........     2,209            --           --        24          1,629                --           3,862
                                 --------       -------       ------    ------        -------          --------        --------
Total current assets...........    16,552            --           --        39          1,899                --          18,490
                                 --------       -------       ------    ------        -------          --------        --------
Restricted cash................     5,349            --           --        --             --                --           5,349
Receivable from
  subsidiaries/parent..........     3,432         3,553           --       846             --            (7,831)             --
Property and equipment, net....    95,509        12,917        3,576     6,610         77,936                --         196,548
Investment in subsidiaries.....    32,095            --           --        --             --           (32,095)             --
Other assets, net..............     1,511            --           --        --            355                --           1,866
Deferred tax asset.............      (217)          217           --        --             --                --              --
                                 --------       -------       ------    ------        -------          --------        --------
  Total assets.................  $154,231       $16,687       $3,576    $7,495        $80,190          $(39,926)       $222,253
                                 ========       =======       ======    ======        =======          ========        ========
LIABILITIES AND SHAREHOLDERS'
  EQUITY
Current liabilities:
Accounts payable...............  $    933       $    --       $   --    $    5        $   512          $     --        $  1,450
Accrued real estate taxes......     2,451           315          240        90          1,427                --           4,523
Accrued interest expense.......       412            30           --        --            224                --             666
Accrued payroll expense........     4,480            --           --         6             75                --           4,561
Other accrued expenses.........     7,097            --           --        11             55                --           7,163
Tenant security deposits.......     2,120            --           --        18            333                --           2,471
Other current liabilities......       652            --           --        --             --                --             652
Current portion of unfavorable
  lease adjustment.............       589            --           92        --             --                --             681
Current portion of long-term
  debt and capital lease
  obligation...................     2,079            --           --        --            543                --           2,622
                                 --------       -------       ------    ------        -------          --------        --------
Total current liabilities......    20,813           345          332       130          3,169                --          24,789
                                 --------       -------       ------    ------        -------          --------        --------
Other liabilities..............        11            --           --        --             78                --              89
Unfavorable lease adjustment...     2,686            --          429        --             --                --           3,115
Long-term debt and capital
  lease obligation, net of
  current portion..............    90,859            --           --        --         70,602                --         161,461
Payable to
  subsidiaries/parent..........     6,890            --          267        --            674            (7,831)             --
                                 --------       -------       ------    ------        -------          --------        --------
Total liabilities..............   121,259           345        1,028       130         74,523            (7,831)        189,454
                                 --------       -------       ------    ------        -------          --------        --------
Shareholders' equity:
Common stock...................        65        16,342           --        --             --           (16,342)             65
Additional paid-in capital.....    32,907            --        2,548     7,365          5,667           (15,753)         32,734
                                 --------       -------       ------    ------        -------          --------        --------
  Total shareholders' equity...    32,972        16,342        2,548     7,365          5,667           (32,095)         32,799
                                 --------       -------       ------    ------        -------          --------        --------
  Total liabilities and
    shareholders' equity.......  $154,231       $16,687       $3,576    $7,495        $80,190          $(39,926)       $222,253
                                 ========       =======       ======    ======        =======          ========        ========

                         ASSISTED LIVING CONCEPTS, INC.

                              PREDECESSOR COMPANY

                          CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                          WHOLLY-OWNED SUBSIDIARIES
                                            ------------------------------------------------------
                                                 ALC        CARRIAGE             NON-PARTICIPATING   CONSOLIDATING   CONSOLIDATED
                                ALC, INC.   INDIANA, INC.    HOUSE       HCI       SUBSIDIARIES       ADJUSTMENTS       TOTAL
                                ---------   -------------   --------   -------   -----------------   -------------   ------------
ASSETS
Current Assets:
Cash and cash equivalents.....  $  7,444       $    --      $    --    $    --       $     --          $     --        $  7,444
Cash restricted for resident
  security deposits...........     2,445            --           --         --             --                --           2,445
Accounts receivable, net......     2,041             4           --          3            400                --           2,448
Prepaid insurance.............     1,765            --           --         --             --                --           1,765
Prepaid expenses..............       973             1           --          1             67                --           1,042
Cash restricted for workers'
  compensation claims.........     1,072            --           --         --             --                --           1,072
Other current assets..........     1,666            59           --         19            985                --           2,729
                                --------       -------      -------    -------       --------          --------        --------
Total current assets..........    17,406            64           --         23          1,452                --          18,945
                                --------       -------      -------    -------       --------          --------        --------
Restricted cash...............     5,394            --           --         --             --                --           5,394
Receivable from
  subsidiaries/parent.........     6,667         3,129           --         --             --            (9,796)             --
Property and equipment, net...   179,553        20,976        6,540     15,878         75,797                --         298,744
Investment in subsidiaries....    86,206            --           --         --             --           (86,206)             --
Goodwill, net.................     4,785            --           --         --             --                --           4,785
Other assets, net.............     5,473            --           --         --          3,117                --           8,590
                                --------       -------      -------    -------       --------          --------        --------
  Total assets................  $305,484       $24,169      $ 6,540    $15,901       $ 80,366          $(96,002)       $336,458
                                ========       =======      =======    =======       ========          ========        ========
LIABILITIES AND PARENT
  COMPANY'S
  INVESTMENT/SHAREHOLDERS'
  EQUITY
Current liabilities:
Accounts payable..............  $  2,618       $    28      $    --    $    --       $     62          $     --        $  2,708
Accrued real estate taxes.....     2,786           312          322        139          1,276                --           4,835
Accrued interest expense......     1,937            --           --         --             --                --           1,937
Accrued payroll expense.......     3,800            29           --          5            183                --           4,017
Other accrued expenses........     3,768            30           --          7            424                --           4,229
Bridge loan payable...........     4,000            --           --         --             --                --           4,000
Class action litigation
  settlement payable..........     7,765            --           --         --             --                --           7,765
Tenant security deposits......     1,763           159           --         19            543                --           2,484
Related party payable.........       626            --           --         --             --                --             626
Other current liabilities.....       565            --           --         --             --                --             565
Current portion of long-term
  debt and capital lease
  obligation..................     1,214            --           --         --            476                --           1,690
                                --------       -------      -------    -------       --------          --------        --------
Total current liabilities.....    30,842           558          322        170          2,964                --          34,856
                                --------       -------      -------    -------       --------          --------        --------
Other liabilities.............     4,094            --           45         --          1,920                --           6,059
Unfavorable lease
  adjustment..................        --            --           --         --             --                --              --
Long-term debt and capital
  lease obligation, net of
  current portion.............    41,963            --           --         --         28,444                --          70,407
Convertible subordinated
  debentures..................   161,250            --           --         --             --                --         161,250
Deferred tax liability
  (asset).....................      (126)          126           --         --             --                --              --
Payable to
  subsidiaries/parent.........     3,129            --        2,972         32          3,663            (9,796)             --
                                --------       -------      -------    -------       --------          --------        --------
Total liabilities.............   241,152           684        3,339        202         36,991            (9,796)        272,572
                                --------       -------      -------    -------       --------          --------        --------
Parent Company's
  investment/shareholders'
  equity:
Parent Company's investment...        --        23,485           --         --             --           (23,485)             --
Common stock..................       171            --           --         --             --                --             171
Additional paid-in capital....   144,658            --        6,824     16,561         53,547           (77,378)        144,212
Accumulated deficit...........   (80,497)           --       (3,623)      (862)       (10,172)           14,657         (80,497)
                                --------       -------      -------    -------       --------          --------        --------
  Total Parent Company's
    investment/shareholders'
    equity....................    64,332        23,485        3,201     15,699         43,375           (86,206)         63,886
                                --------       -------      -------    -------       --------          --------        --------
  Total liabilities and Parent
    Company's investment/
    shareholders' equity......  $305,484       $24,169      $ 6,540    $15,901       $ 80,366          $(96,002)       $336,458
                                ========       =======      =======    =======       ========          ========        ========

                         ASSISTED LIVING CONCEPTS, INC.

                              PREDECESSOR COMPANY

                     CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                               WHOLLY-OWNED SUBSIDIARIES
                                                 ------------------------------------------------------
                                                      ALC        CARRIAGE             NON-PARTICIPATING   CONSOLIDATED
                                     ALC, INC.   INDIANA, INC.    HOUSE       HCI       SUBSIDIARIES         TOTAL
                                     ---------   -------------   --------   -------   -----------------   ------------
Revenue............................  $ 138,085      $ 3,350      $    --    $ 1,180        $ 8,063         $ 150,678
Operating expenses:
    Residence operating expenses...     94,110        2,220          148        998          6,391           103,867
    Corporate general and
      administrative...............     17,119           --           --         --             --            17,119
    Building rentals...............     12,018           --        1,013         --          2,949            15,980
    Depreciation and
      amortization.................      7,018          621          221        455          2,034            10,349
                                     ---------      -------      -------    -------        -------         ---------
         Total operating
           expenses................    130,265        2,841        1,382      1,453         11,374           147,315
                                     ---------      -------      -------    -------        -------         ---------
Operating income (loss)............      7,820          509       (1,382)      (273)        (3,311)            3,363
                                     ---------      -------      -------    -------        -------         ---------
Other income (expense):
    Interest expense...............    (16,178)        (138)          --         --         (3,149)          (19,465)
    Interest income................        463           --           --         --            192               655
    Loss on disposal of assets.....        (87)          (1)          --         --             --               (88)
    Management fee income
      (expense)....................       (102)        (169)         282        (59)            48                --
    Lease income (expense).........     (1,080)       1,080           --         --             --                --
    Other income, net..............         29           --           --         --              1                30
                                     ---------      -------      -------    -------        -------         ---------
         Total other income
           (expense), net..........    (16,955)         772          282        (59)        (2,908)          (18,868)
                                     ---------      -------      -------    -------        -------         ---------
Loss before debt restructure and
  reorganization costs, fresh-start
  adjustments, income taxes and
  extraordinary item...............     (9,135)       1,281       (1,100)      (332)        (6,219)          (15,505)
Debt restructure and reorganization
  costs............................     (8,581)          --           --         --             --            (8,581)
Fresh start adjustments............    (97,202)      (7,460)      (3,176)    (8,864)        (2,618)         (119,320)
                                     ---------      -------      -------    -------        -------         ---------
Loss before income taxes and
  extraordinary item...............   (114,918)      (6,179)      (4,296)    (9,196)        (8,837)         (143,406)
Income tax (expense) benefit.......         47          (47)          --         --             --                --
                                     ---------      -------      -------    -------        -------         ---------
Loss before extraordinary item.....   (114,871)      (6,226)      (4,276)    (9,196)        (8,837)         (143,406)
Extraordinary item -- gain on
  reorganization...................     79,520           --           --         --             --            79,520
                                     ---------      -------      -------    -------        -------         ---------
Net loss...........................  $ (35,351)     $(6,226)     $(4,276)   $(9,196)       $(8,837)        $ (63,886)
                                     =========      =======      =======    =======        =======         =========

                         ASSISTED LIVING CONCEPTS, INC.

                              PREDECESSOR COMPANY

                     CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                          WHOLLY-OWNED SUBSIDIARIES
                                                            ------------------------------------------------------
                                                                 ALC        CARRIAGE             NON-PARTICIPATING   CONSOLIDATED
                                                ALC, INC.   INDIANA, INC.    HOUSE       HCI       SUBSIDIARIES         TOTAL
                                                ---------   -------------   --------   -------   -----------------   ------------
Revenue.......................................  $106,555       $ 6,126      $    --    $   897        $25,845          $139,423
Operating expenses:
    Residence operating expenses..............    73,009         4,156          288        793         16,786            95,032
    Corporate general and administrative......    18,365            --           --         --             --            18,365
    Building rentals..........................    11,836            --          988         --          3,180            16,004
    Depreciation and amortization.............     6,403           620          216        443          2,241             9,923
    Class action litigation settlement........    10,020            --           --         --             --            10,020
                                                --------       -------      -------    -------        -------          --------
        Total operating expenses..............   119,633         4,776        1,492      1,236         22,207           149,344
                                                --------       -------      -------    -------        -------          --------
Operating income (loss).......................   (13,078)        1,350       (1,492)      (339)         3,638            (9,921)
                                                --------       -------      -------    -------        -------          --------
Other income (expense):
    Interest expense..........................   (13,885)           --           --         --         (2,478)          (16,363)
    Interest income...........................       786            --           --         --             --               786
    Gain on disposal of assets................        13            --           --         --             --                13
    Loss on sale of marketable securities.....      (368)           --           --         --             --              (368)
    Management fee income (expense)...........     1,359          (297)         256        (44)        (1,274)               --
    Other income, net.........................        67            --           --         --             --                67
                                                --------       -------      -------    -------        -------          --------
        Total other expense, net..............   (12,028)         (297)         256        (44)        (3,752)          (15,865)
                                                --------       -------      -------    -------        -------          --------
Income (loss) before income taxes.............   (25,106)        1,053       (1,236)      (383)          (114)          (25,786)
Income tax (expense) benefit..................       358          (358)          --         --             --                --
                                                --------       -------      -------    -------        -------          --------
Net income (loss).............................  $(24,748)      $   695      $(1,236)   $  (383)       $  (114)         $(25,786)
                                                ========       =======      =======    =======        =======          ========

                         ASSISTED LIVING CONCEPTS, INC.

                              PREDECESSOR COMPANY

                     CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                           WHOLLY-OWNED SUBSIDIARIES
                                                              ----------------------------------------------------
                                                                   ALC        CARRIAGE           NON-PARTICIPATING   CONSOLIDATED
                                                  ALC, INC.   INDIANA, INC.    HOUSE      HCI      SUBSIDIARIES         TOTAL
                                                  ---------   -------------   --------   -----   -----------------   ------------
Revenue.........................................  $ 91,274       $3,860       $    --    $ 343        $22,012          $117,489
Operating expenses:
    Residence operating expenses................    63,401        2,783           173      412         14,998            81,767
    Corporate general and administrative........    21,178           --            --       --             --            21,178
    Building rentals............................    11,883           --           998       --          2,486            15,367
    Depreciation and amortization...............     5,584          496           207      351          2,343             8,981
    Terminated merger expense...................       228           --            --       --             --               228
    Site abandonment costs......................     4,912           --            --       --             --             4,912
                                                  --------       ------       -------    -----        -------          --------
        Total operating expenses................   107,186        3,279         1,378      763         19,827           132,433
                                                  --------       ------       -------    -----        -------          --------
Operating income (loss).........................   (15,912)         581        (1,378)    (420)         2,185           (14,944)
                                                  --------       ------       -------    -----        -------          --------
Other income (expense):
    Interest expense............................   (11,853)          --            --       --         (3,347)          (15,200)
    Interest expense to related parties.........     1,598           --            --       --             --             1,598
    Loss on disposal of assets..................      (127)          --            --       --             --              (127)
    Management fee income (expense).............     1,065         (185)          218      (14)        (1,084)               --
    Other income (expense), net.................      (329)          --            --       --             69              (260)
                                                  --------       ------       -------    -----        -------          --------
        Total other income (expense), net.......    (9,646)        (185)          218      (14)        (4,362)          (13,989)
                                                  --------       ------       -------    -----        -------          --------
Income (loss) before income taxes...............   (25,558)         396        (1,160)    (434)        (2,177)          (28,933)
Income tax (expense) benefit....................        87          (87)           --       --             --                --
                                                  --------       ------       -------    -----        -------          --------
Net income (loss)...............................  $(25,471)      $  309       $(1,160)   $(434)       $(2,177)         $(28,933)
                                                  ========       ======       =======    =====        =======          ========

                         ASSISTED LIVING CONCEPTS, INC.

                              PREDECESSOR COMPANY

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                                          WHOLLY-OWNED SUBSIDIARIES
                                                            ------------------------------------------------------
                                                                 ALC        CARRIAGE             NON-PARTICIPATING   CONSOLIDATED
                                                ALC, INC.   INDIANA, INC.    HOUSE       HCI       SUBSIDIARIES         TOTAL
                                                ---------   -------------   --------   -------   -----------------   ------------
Operating Activities:
  Net loss....................................  $(35,351)      $(6,226)     $(4,276)   $(9,196)       $(8,837)         $(63,886)
  Adjustment to reconcile net loss to net cash
    provided by (used in) operating
    activities:
    Depreciation and amortization.............     7,018           621          221        455          2,034            10,349
    Income tax expense (benefit)..............       (47)           47           --         --             --                --
    Provision for doubtful accounts...........       (61)           --           --         --             --               (61)
    Amortization of deferred financing fees...     3,708            --           --         --             --             3,708
    Extraordinary gain on reorganization......   (79,520)           --           --         --             --           (79,520)
    Fresh start adjustments...................    97,202         7,460        3,176      8,864          2,618           119,320
    Loss on sale of assets....................        --            --           88         --             --                88
Changes in assets and liabilities:
    Receivable (payable) from
      subsidiaries/parent.....................    (2,770)       (1,753)         873        (15)         3,665                --
    Accounts receivable.......................        16             4           --        (12)           173               181
    Prepaid expenses..........................     1,790            --           --          1             24             1,815
    Other current assets......................     1,841            60           --         (5)          (644)            1,252
    Other assets..............................       431            --           --         --          2,762             3,193
    Accounts payable..........................    (1,685)          (28)          --          5            450            (1,258)
    Accrued expenses..........................     6,100           (26)         (82)       (44)          (102)            5,846
    Other current liabilities.................    (7,782)         (159)          --         (1)          (223)           (8,165)
    Other liabilities.........................     1,331            --           --         --         (1,920)             (589)
                                                --------       -------      -------    -------        -------          --------
        Net cash provided by (used in)
          operating activities................    (7,779)           --           --         52             --            (7,727)
                                                --------       -------      -------    -------        -------          --------
Investing Activities:
Increase in restricted cash...................    (4,123)           --           --         --             --            (4,123)
Purchases of property and equipment...........    (2,042)           --           --        (52)            --            (2,094)
Acquisition of properties.....................   (23,500)           --           --         --             --           (23,500)
                                                --------       -------      -------    -------        -------          --------
        Net cash used in investing
          activities..........................   (29,665)           --           --        (52)            --           (29,717)
                                                --------       -------      -------    -------        -------          --------
Financing Activities:
  Payments on bridge loan.....................    (4,000)           --           --         --             --            (4,000)
Proceeds from long-term debt..................    49,924            --           --         --             --            49,924
Proceeds from Debtor in Possession facility...     1,000            --           --         --             --             1,000
Payments on long-term debt and capital lease
  obligation..................................    (4,692)           --           --         --             --            (4,692)
Debt issuance costs of offerings and long-term
  debt........................................    (6,155)           --           --         --             --            (6,155)
                                                --------       -------      -------    -------        -------          --------
        Net cash provided by used in financing
          activities..........................    36,077            --           --         --             --            36,077
                                                --------       -------      -------    -------        -------          --------
Net decrease in cash and cash equivalents.....    (1,367)           --           --         --             --            (1,367)
Cash and cash equivalents, beginning of
  year........................................     7,444            --           --         --             --             7,444
                                                --------       -------      -------    -------        -------          --------
  Cash and cash equivalents, end of year......  $  6,077       $    --      $    --    $    --        $    --          $  6,077
                                                ========       =======      =======    =======        =======          ========

                         ASSISTED LIVING CONCEPTS, INC.

                              PREDECESSOR COMPANY

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                      WHOLLY-OWNED SUBSIDIARIES
                                                         ----------------------------------------------------
                                                              ALC        CARRIAGE           NON-PARTICIPATING   CONSOLIDATING
                                             ALC, INC.   INDIANA, INC.    HOUSE      HCI      SUBSIDIARIES       ADJUSTMENTS
                                             ---------   -------------   --------   -----   -----------------   -------------
Operating Activities:
  Net income (loss)........................  $(24,748)      $   695      $(1,236)   $(383)       $  (114)         $(25,786)
  Adjustment to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization..........     6,403           620          216      443          2,241             9,923
    Income tax expense (benefit)...........      (358)          358
    Provision for doubtful accounts........     1,932            --           --       --             --             1,932
    Amortization of deferred financing
      fees.................................     1,613            --           --       --             --             1,613
    Loss on the sale of marketable
      securities...........................       368            --           --       --             --               368
    Gain on sale of assets.................       (13)           --           --       --             --               (13)
    Compensation expense on issuance of
      consultant options...................         8            --           --       --             --                 8
Changes in assets and liabilities:
    Receivable (payable) from
      subsidiaries/parent..................     2,492        (1,884)         998      (96)        (1,510)               --
    Accounts receivable....................      (568)           58           --       (1)           200              (311)
    Prepaid expenses.......................    (1,804)            2           --       (1)           (56)           (1,859)
    Other current assets...................       819            --           --       (4)          (125)              690
    Other assets...........................      (159)           --           --       --            142               (17)
    Accounts payable.......................     1,447             3           --       (2)           (58)            1,390
    Accrued expenses.......................     3,423            99           48       89            150             3,809
    Other current liabilities..............     8,792            49           --        2             11             8,854
    Other liabilities......................       241            --           (6)      --           (136)               99
                                             --------       -------      -------    -----        -------          --------
         Net cash provided by (used in)
           operating activities............      (112)           --           20       47            745               700
                                             --------       -------      -------    -----        -------          --------
Investing Activities:
Sale of marketable securities, available
  for sale.................................     1,632            --           --       --             --             1,632
Increase in restricted cash................     1,089            --           --       --             --             1,089
Proceeds from sale of property and
  equipment................................        14            --           --       --             --                14
Purchases of property and equipment........    (3,174)           --          (20)     (47)          (302)           (3,543)
                                             --------       -------      -------    -----        -------          --------
         Net cash provided by (used in)
           investing activities............      (439)           --          (20)     (47)          (302)             (808)
                                             --------       -------      -------    -----        -------          --------
Financing Activities:
Proceeds from bridge loan..................     4,000            --           --       --             --             4,000
Payments on long-term debt and capital
  lease obligation.........................    (1,166)           --           --       --           (443)           (1,609)
                                             --------       -------      -------    -----        -------          --------
         Net cash provided by (used in)
           financing activities............     2,834            --           --       --           (443)            2,391
                                             --------       -------      -------    -----        -------          --------
Net decrease in cash and cash
  equivalents..............................     2,283            --           --       --             --             2,283
Cash and cash equivalents, beginning of
  year.....................................     5,161            --           --       --             --             5,161
                                             --------       -------      -------    -----        -------          --------
  Cash and cash equivalents, end of year...  $  7,444       $    --      $    --    $  --        $    --          $  7,444
                                             ========       =======      =======    =====        =======          ========

                         ASSISTED LIVING CONCEPTS, INC.

                              PREDECESSOR COMPANY

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                           WHOLLY-OWNED SUBSIDIARIES
                                                              ----------------------------------------------------
                                                                   ALC        CARRIAGE           NON-PARTICIPATING   CONSOLIDATED
                                                  ALC, INC.   INDIANA, INC.    HOUSE      HCI      SUBSIDIARIES         TOTAL
                                                  ---------   -------------   --------   -----   -----------------   ------------
Operating Activities:
  Net income (loss).............................  $(25,471)       $309        $(1,160)   $(434)       $(2,177)         $(28,933)
  Adjustment to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
    Depreciation and amortization...............     5,584         496            207      351          2,343             8,981
    Income tax expense (benefit)................       (87)         87             --       --             --                --
    Provision for doubtful accounts.............       883          --             --       --             --               883
    Site abandonment costs......................     4,912          --             --       --             --             4,912
    Amortization of deferred financing fees.....     1,999          --             --       --             --             1,999
    Loss on sale of assets......................       127          --             --       --             --               127
    Compensation expense earned on restricted
      stock.....................................       180          --             --       --             --               180
Changes in assets and liabilities:
    Receivable (payable) from
      subsidiaries/parent.......................    (1,992)       (649)         1,159       82          1,400                --
    Accounts receivable.........................       (86)        (45)            --       (2)           308               175
    Prepaid expenses............................         5          (3)            --       --             42                44
    Other current assets........................     1,176          --             --      (15)          (208)              953
    Other assets................................    (1,535)         --             --       --            100            (1,435)
    Accounts payable............................      (266)        (30)            --        2            (10)             (304)
    Accrued expenses............................       417         (62)           (11)      52           (151)              245
    Other current liabilities...................    (2,457)         44             --       --            142            (2,271)
    Other liabilities...........................     2,520          --              8       17             --             2,545
                                                  --------        ----        -------    -----        -------          --------
        Net cash provided by (used in) operating
          activities............................   (14,091)        147            203       53          1,789           (11,899)
                                                  --------        ----        -------    -----        -------          --------
Investing Activities:
Sale of marketable securities, available for
  sale..........................................     2,000          --             --       --             --             2,000
Increase in restricted cash.....................    (7,555)         --             --       --             --            (7,555)
Proceeds from sale of property and equipment....        19          --             --       --             --                19
Purchases of property and equipment.............   (27,421)       (147)          (203)     (53)            --           (27,824)
                                                  --------        ----        -------    -----        -------          --------
        Net cash used in investing activities...   (32,957)       (147)          (203)     (53)            --           (33,360)
                                                  --------        ----        -------    -----        -------          --------
Financing Activities:
Proceeds from/payments on long-term debt and
  capital lease obligation......................       298          --             --       --         (1,789)           (1,491)
Proceeds from issuance of common stock..........       158          --             --       --             --               158
Debt issuance costs of offerings and long-term
  debt..........................................      (838)         --             --       --             --              (838)
                                                  --------        ----        -------    -----        -------          --------
        Net cash used in financing activities...      (382)         --             --       --         (1,789)           (2,171)
                                                  --------        ----        -------    -----        -------          --------
Net decrease in cash and cash equivalents.......   (47,430)         --             --       --             --           (47,430)
Cash and cash equivalents, beginning of year....    52,591          --             --       --             --            52,591
                                                  --------        ----        -------    -----        -------          --------
  Cash and cash equivalents, end of year........  $  5,161        $ --        $    --    $  --        $    --          $  5,161
                                                  ========        ====        =======    =====        =======          ========

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ASSISTED LIVING CONCEPTS INC.
                                          Registrant

June 27, 2002                             By:      /s/ MATTHEW PATRICK
                                            ------------------------------------
                                              Name: Matthew Patrick
                                              Title: Senior Vice President,
                                              Chief Financial Officer, Treasurer
                                              and Director

June 27, 2002                             By:   /s/ M. CATHERINE MALONEY
                                            ------------------------------------
                                              Name: M. Catherine Maloney
                                              Title: Vice President, Controller
                                              and Chief Accounting Officer

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

                   SIGNATURE                                      TITLE                      DATE
                   ---------                                      -----                      ----
               /s/ STEVEN L. VICK                        Director, President and         June 27, 2002
------------------------------------------------         Chief Executive Officer
                 Steven L. Vick

              /s/ MATTHEW PATRICK                     Senior Vice President, Chief       June 27, 2002
------------------------------------------------    Financial Officer, Treasurer and
                Matthew Patrick                                 Director

            /s/ M. CATHERINE MALONEY                 Vice President, Controller and      June 27, 2002
------------------------------------------------        Chief Accounting Officer
              M. Catherine Maloney

                   SIGNATURE                                      TITLE                      DATE
                   ---------                                      -----                      ----

              /s/ W. ANDREW ADAMS                  Director and Chairman of the Board    June 27, 2002
------------------------------------------------
                W. Andrew Adams

            /s/ ANDRE C. DIMITRIADIS                            Director                 June 27, 2002
------------------------------------------------
              Andre C. Dimitriadis

               /s/ MARK HOLLIDAY                                Director                 June 27, 2002
------------------------------------------------
                 Mark Holliday

              /s/ RICHARD C. LADD                               Director                 June 27, 2002
------------------------------------------------
                Richard C. Ladd

             /s/ LEONARD TANNENBAUM                             Director                 June 27, 2002
------------------------------------------------
               Leonard Tannenbaum

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

---------------
(1) Represents amounts written off. For the year ended December 31, 2001, the deductions also includes $193,000 of fresh-start adjustments.

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

(3) Balance at December 31, 2001 is that of the Successor Company.

                ASSISTED LIVING CONCEPTS, INC. AND SUBSIDIARIES
                               INDEX TO EXHIBITS

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
     2.1  First Amended Joint Plan of Reorganization of the Debtors
          dated October 30, 2001 (Incorporated by reference to the
          same titled exhibit to the Company's Report on Form 8-K
          dated October 30, 2001).
     3.1  Articles of Incorporation of the Company (Incorporated by
          reference to the same titled exhibit to the Company's
          Registration Statement on Form S-1, File No. 33-83938, and
          as amended by the Company's Certificate Pursuant to NRS
          78.207, filed on November 13, 2001 as Exhibit T3A-1 to the
          Company's Application for Qualification of Indentures on
          Form T-3).
     3.2  Form of Amended and Restated Articles of Incorporation of
          the Company effective as of January 1, 2002 (Incorporated by reference to the same titled exhibit to the Company's
          Application for Qualification of Indentures on Form T-3,
          filed on November 13, 2001).
     3.3  Certificate of Incorporation of Carriage House Assisted
          Living, Inc. (Incorporated by reference to the same titled exhibit to the Company's Application for Qualification of
          Indentures on Form T-3, filed on November 13, 2001).
     3.4  Form of Restated Certificate of Incorporation of Carriage
          House Assisted Living, Inc. effective as January 1, 2002
          (Incorporated by reference to the same titled exhibit to the
          Company's Application for Qualification of Indentures on
          Form T-3, filed on November 13, 2001).
     3.5  Certificate of Incorporation of Home and Community Care,
          Inc. (Incorporated by reference to the same titled exhibit to the Company's Application for Qualification of Indentures
          on Form T-3, filed on November 13, 2001).
     3.6  Articles of Incorporation of ALC Indiana, Inc. (Incorporated
          by reference to the same titled exhibit to the Company's
          Application for Qualification of Indentures on Form T-3,
          filed on November 13, 2001).
     3.7  Bylaws of the Company (Incorporated by reference to the same titled exhibit to the Company's Registration Statement on
          Form S-1, File No. 33-83938).
     3.8  Bylaws of Carriage House (Incorporated by reference to the same titled exhibit to the Company's Application for
          Qualification of Indentures on Form T-3, filed on November
          13, 2001).
     3.9  Bylaws of Home and Community Care, Inc. (Incorporated by
          reference to the same titled exhibit to the Company's
          Application for Qualification of Indentures on Form T-3,
          filed on November 13, 2001).
     3.10 Bylaws of ALC Indiana, Inc. (Incorporated by reference to the same titled exhibit to the Company's Application for
          Qualification of Indentures on Form T-3, filed on November
          13, 2001).
     4.1  Form of Indenture, dated as of January 1, 2002, among the
          Company, Carriage House Assisted Living, Inc., Home and
          Community Care, Inc., ALC Indiana, Inc. and BNY Midwest
          Trust Company, as Trustee, of the Senior Secured Notes of
          the Company, due 2009 (Incorporated by reference to Exhibit
          T3C to the Company's Senior Secured Notes Amended
          Application for Qualification of Indentures on Form T-3/A,
          filed on December 19, 2001).
     4.2  Form of Indenture, dated as of January 1, 2002, among the
          Company, Carriage House Assisted Living, Inc., Home and
          Community Care, Inc., ALC Indiana, Inc. and BNY Midwest
          Trust Company, as Trustee, of the Junior Secured Notes of
          the Company, due 2012 (Incorporated by reference to Exhibit
          T3C to the Company's Junior Secured Notes Amended
          Application for Qualification of Indentures on Form T-3/A,
          filed on December 19, 2001).
     4.3  Registration Rights Agreement, dated as of January 1, 2002, by and among the Company, LTC Healthcare, Inc., LTC
          Properties, Inc., National Health Investors, Inc., and
          Cerberus Capital Management, L.P. (Incorporated by reference to the same titled exhibit to the Company's Report on Form
          10-K for the fiscal year ended December 31, 2001).
     4.4  2002 Incentive Award Plan of the Company (Incorporated by
          reference to the same titled exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 2001).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
    10.1  Reimbursement Agreement, dated as of November 1, 1996, between the Company and U.S. Bank of Washington, National
          Association (Incorporated by reference to the same titled
          exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 1998).
    10.2  Reimbursement Agreement, dated as of July 1, 1997, between the Company and United States National Bank of Oregon
          (Incorporated by reference to the same titled exhibit to the
          Company's Report on Form 10-K for the fiscal year ended
          December 31, 1998).
    10.3  Reimbursement Agreement, dated as of July 1, 1998, between the Company and U.S. Bank National Association (Incorporated
          by reference to the same titled exhibit to the Company's
          Report on Form 10-K for the fiscal year ended December 31,
          1998).
    10.4  Deed of Trust and Security Agreement, dated March 31, 1998, among DMG Texas ALC, Partners, L.P., American Title Company of Houston and Transatlantic Capital Company (Incorporated
          by reference to the same titled exhibit to the Company's
          Report on Form 10-K for the fiscal year ended December 31,
          1998).
    10.5  Mortgage and Security Agreement, dated November 12, 1998, between DMG New Jersey ALC, Inc. and Transatlantic Capital
          Company (Incorporated by reference to the same titled
          exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 1998).
    10.6  Deed of Trust and Security Agreement, dated July 10, 1998, among DMG Oregon ALC, Inc., Chicago Title Company and
          Transatlantic Capital Company (Incorporated by reference to the same titled exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 1998).
    10.7  Amendment and Modification of Reimbursement Agreements,
          dated as of August 18, 1999, by and between the Company and
          U.S. Bank National Association (Incorporated by reference to the same titled exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 1998).
    10.8  Loan Agreement, dated as of February 20, 2001, among Heller
          Healthcare Finance, Inc., as Agent and a Lender, the
          financial institutions who are or become parties thereto as
          Lenders, ALC Ohio, Inc. and ALC Pennsylvania, Inc., ALC
          Iowa, Inc., ALC Nebraska, Inc. and ALC New Jersey, Inc., as
          Borrowers, and the parties who are or become Borrowers
          thereunder (Incorporated by reference to the same titled
          exhibit to the Company's Report on Form 8-K, dated May 9,
          2001).
    10.9  Guaranty, dated as of February 20, 2001, by the Company for the benefit of Heller Healthcare Finance, Inc. (Incorporated by reference to the same titled exhibit to the Company's
          Report on Form 8-K, dated May 9, 2001).
    10.10 Guaranty, dated as of January 1, 2002, by the Company for the benefit of Heller Healthcare Finance, Inc.(Incorporated by reference to the same titled exhibit to the Company's
          Report on Form 10-K for the fiscal year ended December 31,
          2001).
    10.11 Third Amendment and Modification of Reimbursement Agreement,
          dated as of March 12, 2001, between the Company and U.S.
          Bank National Association. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 2000).
    10.12 Third Amendment and Modification of Reimbursement Agreement,
          dated as of March 12, 2001, between the Company and U.S.
          Bank National Association. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 2000).
    10.13 First Amendment to Loan Documents, as of June 27, 2001,
          between ALC Ohio, Inc., ALC Pennsylvania, Inc., ALC Iowa,
          Inc., ALC Nebraska, Inc., ALC New Jersey, Inc., ALC Indiana,
          Inc., Assisted Living Concepts, Inc. and Heller Healthcare
          Finance, Inc. (Incorporated by reference to the same titled exhibit to the Company's Report on Form 10-Q for the quarter ended June 30, 2001).
    10.14 Second Amendment to Loan Documents between Assisted Living
          Concepts, Inc., ALC Ohio, Inc., ALC Pennsylvania, Inc., ALC
          Iowa, Inc., ALC Nebraska, Inc., ALC New Jersey, Inc., ALC
          Indiana, Inc., and Heller Healthcare Finance, Inc., dated
          October 3, 2001 (Incorporated by reference to the same
          titled exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 2001).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
    10.15 Amended and Restated Employment Agreement, effective as of
          January 1, 2001, between the Company and Wm. James Nicol
          (Incorporated by reference to the same titled exhibit to the
          Company's Report on Form 8-K dated June 29, 2001).
    10.16 First Amendment to the Amended and Restated Employment
          Agreement, dated as of January 2, 2002, between the Company and Wm. James Nicol (Incorporated by reference to the same titled exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 2001).
    10.17 First Amended Joint Disclosure Statement of the Debtors
          Pursuant to Section 1125 of the Bankruptcy Code dated
          October 30, 2001 (Incorporated by reference to the same
          titled exhibit to the Company's Report on Form 8-K dated
          October 30, 2001).
    10.18 Amended Findings of Fact, Conclusions of Law and Order
          Confirming the Joint Plan of Reorganization dated December
          28, 2001 (Incorporated by reference to the Company's Report on Form 8-K dated December 28, 2001).
    10.19 Employment Agreement, effective as of February 18, 2002, by and between the Company and Steven Vick (Incorporated by
          reference to the same titled exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 2001).
    10.20 Amended and Restated Employment Agreement, effective as of
          January 1, 2002, by and between the Company and Sandra
          Campbell (Incorporated by reference to the same titled
          exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 2001).
    10.21 Amended and Restated Employment Agreement, effective as of
          January 1, 2002, by and between the Company and Nancy Inez
          Gorshe (Incorporated by reference to the same titled exhibit to the Company's Report on Form 10-K for the fiscal year
          ended December 31, 2001).
    10.22 Amended and Restated Employment Agreement, effective as of
          January 1, 2002, by and between the Company and Drew Q.
          Miller (Incorporated by reference to the same titled exhibit to the Company's Report on Form 10-K for the fiscal year
          ended December 31, 2001).
    10.23 Employment Agreement, effective January 1, 2001, by and between the Company and Ron W. Kerr (Incorporated by
          reference to the same titled exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 2001).
    10.24 Amendment to Employment Agreement, effective January 1,
          2002, by and between the Company and Ron W. Kerr
          (Incorporated by reference to the same titled exhibit to the
          Company's Report on Form 10-K for the fiscal year ended
          December 31, 2001).
    12.1  Computation of Ratio of Earnings to Fixed Charges. (Filed
          herewith).
    21.1  List of Subsidiaries of the Company. (Incorporated by
          reference to the same titled exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 2001).
    23.1  KPMG LLP Report on Schedule. (Filed herewith).