Form 10-Q
period 2002-06-30
ASSISTED LIVING CONCEPTS INC
filed 2002-08-09
CIK 929994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20459

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

     Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrants was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

     The Registrant had 6,431,759 shares of common stock, $.01 par value, outstanding at August 1, 2002.

ASSISTED LIVING CONCEPTS, INC.

FORM 10-Q
June 30, 2002

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ASSISTED LIVING CONCEPTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	Successor Company

	December 31,	June 30,
	2001	2002

ASSETS
Current Assets:
Cash and cash equivalents	$6,077	$5,536
Cash restricted for resident security deposits	2,415	2,422
Accounts receivable, net of allowance for doubtful accounts: 2002 - $132	2,328	2,332
Prepaid expenses	983	2,185
Cash restricted for workers’ compensation claims	2,825	5,525
Assets held for sale	—	5,557
Other current assets	3,862	3,690

Total current assets	18,490	27,247
Restricted cash	5,349	5,322
Property and equipment, net	196,548	188,711
Other assets, net	1,866	2,003

Total assets	$222,253	$223,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,450	$1,232
Accrued real estate taxes	4,523	3,937
Other accrued expenses	12,390	13,650
Accrued interest expense payable to related parties	—	769
Resident security deposits	2,471	2,380
Other current liabilities	652	1,095
Current portion of unfavorable lease adjustment	681	647
Current portion of long-term debt and capital lease obligation	2,622	7,696

Total current liabilities	24,789	31,406
Other liabilities	89	277
Unfavorable lease adjustment	3,115	2,809
Long-term debt and capital lease obligation, net of current portion	161,461	160,072

Total liabilities	189,454	194,564

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 3,250,000 shares authorized; none issued or outstanding	—	—
Common Stock, $.01 par value; 20,000,000 shares authorized; issued and outstanding 6,431,759 shares (68,241 shares to be issued upon settlement of pending claims)	65	65
Additional paid-in capital	32,734	32,734
Accumulated deficit	—	(4,080)

Total shareholders’ equity	32,799	28,719

Total liabilities and shareholders’ equity	$222,253	$223,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Predecessor	Successor	Predecessor	Successor
	Company	Company	Company	Company

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002

Revenue	$36,493	$37,904	$72,537	$75,024
Operating expenses:
Residence operating expenses	24,136	26,268	48,900	51,846
Corporate general and administrative	4,440	5,578	8,708	9,895
Building rentals	1,746	948	3,600	1,865
Building rentals with related party	2,340	2,120	4,592	4,240
Depreciation and amortization	2,440	1,650	4,861	3,268

Total operating expenses	35,102	36,564	70,661	71,114

Operating income	1,391	1,340	1,876	3,910

Other income (expense):
Interest expense	(4,905)	(3,082)	(9,307)	(6,288)
Interest expense to related parties	—	(384)	—	(769)
Interest income	138	52	287	106
Other income (expense), net	(99)	20	(69)	21

Total other expense, net	(4,866)	(3,394)	(9,089)	(6,930)

Loss before debt restructure and reorganization costs	(3,475)	(2,054)	(7,213)	(3,020)
Debt restructure and reorganization costs	1,063	219	1,366	666

Loss from continuing operations	(4,538)	(2,273)	(8,579)	(3,686)
Loss from discontinued operations	(73)	(357)	(230)	(394)

Net loss	$(4,611)	$(2,630)	$(8,809)	$(4,080)

Basic and diluted loss per share from continuing operations	$(.27)	$(.35)	$(.50)	$(.57)
Basic and diluted loss per share from discontinued operations	—	(.05)	(.01)	(.06)

Basic and diluted net loss per share	$(.27)	$(.40)	$(.51)	$(.63)

Basic and diluted weighted average shares outstanding	17,121	6,500	17,121	6,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Predecessor	Successor
	Company	Company

	Six Months	Six Months
	Ended	Ended
	June 30, 2001	June 30, 2002

Operating Activities:
Net loss	$(8,809)	$(4,080)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	5,123	3,359
Amortization of debt issuance costs	1,412	52
Amortization of fair value adjustment to building rentals	—	(306)
Amortization of fair market adjustment to long-term debt	—	213
Amortization of discount on long-term debt	—	211
Straight line adjustment to building rentals	32	188
Interest paid-in-kind	—	610
Provision for doubtful accounts	(21)	132
Gain on disposal of assets	88	—
Loss on discontinued operations	—	443
Changes in working capital items:
Accounts receivable	262	(136)
Prepaid expenses	1,228	(1,202)
Other current assets	(444)	172
Other assets	(718)	(299)
Accounts payable	(1,183)	(218)
Accrued expenses	(1,211)	1,443
Other current liabilities	(3,753)	294
Other liabilities	(340)	—

Net cash (used in) provided by operating activities	(8,334)	876

Investing Activities:
Increase in restricted cash	(2,008)	(2,680)
Purchases of property and equipment	(938)	(1,333)

Net cash used in investing activities	(2,946)	(4,013)

Financing Activities:
Proceeds from long-term debt	14,777	3,400
Payments on long-term debt and capital lease obligation	(573)	(725)
Payments on bridge loan payable	(4,000)	—
Debt issuance costs	(3,134)	(79)

Net cash provided by financing activities	7,070	2,596

Net decrease in cash and cash equivalents	(4,210)	(541)
Cash and cash equivalents, beginning of period	9,889	6,077

Cash and cash equivalents, end of period	$5,679	$5,536

Supplemental disclosure of cash flow information:
Cash payments for interest	$7,819	$5,422
Reclassification of other current and other liabilities to current and non-current long-term debt and capital lease obligation	$550	$—
Reclassification of property and equipment to assets held for sale	$—	$5,811
Reclassification of other current assets to assets held for sale	$—	$189

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

3. Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company without audit and in the opinion of management include all adjustments (all of which are normal and re-occurring) necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2001 and 2002, pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K/A for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results for a full year.

     The results of operations for the three and six months ended June 30, 2001 and 2002 reflect the continuing operations of 178 residences. Results of operations for the six residences available for sale are included in “Loss from Discontinued Operations” in the accompanying financial statements. (See Note 12).

4. Fresh Start Reporting and Factors Affecting Comparability of Financial Information

     Upon emergence from Chapter 11 proceedings, the Company adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting By Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). In connection with the adoption of fresh-start reporting, a new entity has been deemed created for financial reporting purposes. For financial reporting purposes, the Company adopted the provisions of fresh-start reporting effective December 31, 2001. Consequently, the condensed consolidated balance sheet and related information at and subsequent to December 31, 2001 is labeled “Successor Company,” and reflects the Plan and the principles of fresh-start reporting. Periods presented prior to December 31, 2001 have been designated “Predecessor Company.”

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

     As a consequence of the implementation of fresh-start reporting effective December 31, 2001 the financial information presented in the condensed consolidated statement of operations for the three and six months ended June 30, 2001 and the corresponding statements of cash flows for the six months ended June 30, 2001 are generally not comparable to the financial results for the three and six months ended June 30, 2002. Any financial information herein labeled “Predecessor Company” refers to periods prior to the adoption of fresh-start reporting, while those labeled “Successor Company” refer to periods following the Company’s reorganization.

     The lack of comparability in the accompanying condensed consolidated financial statements relates primarily to the Company’s capital costs (building rentals, interest, depreciation and amortization), as well as debt restructuring and reorganization costs.

5. New Accounting Pronouncement

     In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No.144 addresses significant issues relating to the implementation of SFAS No.121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No.144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No.144 effective January 1, 2002. During the three months ended June 30, 2002, the Company met criteria identified in SFAS No. 144, resulting in the write down of certain assets held for sale to their fair value less costs to sell. Additionally, in accordance with SFAS No. 144, the operating results of the six residences held for sale are included in “loss from discontinued operations” on the accompanying financial statements for the three and six months ended June 30, 2001 and 2002.

6. Cash and Cash Equivalents

     The Company’s cash and cash equivalents consist of the following (in thousands):

	December 31,	June 30,
	2001	2002

Cash	$5,022	$2,969
Cash equivalents	1,055	2,567

Total cash and cash equivalents	$6,077	$5,536

7. Long-Term Restricted Cash

     Long-term restricted cash consists of the following (in thousands):

	December 31,	June 30,
	2001	2002

Cash held for loan agreements with U.S
Bank National Association (“U.S. Bank”)	$4,338	$4,313
Cash held in accordance with lease agreements	970	968
State regulated restricted resident security deposits	41	41

Total long-term restricted cash	$5,349	$5,322

8. Property And Equipment

     The Company’s property and equipment consists of the following (in thousands):

	December 31,	June 30,
	2001	2002

Land	$22,177	21,147
Buildings and improvements	166,443	161,899
Equipment	3,937	5,147
Furniture	3,991	3,786

Total property and equipment	196,548	191,979
Less accumulated depreciation	—	3,268

Property and equipment, net	$196,548	$188,711

     Land, buildings and certain furniture and equipment relating to 129 owned residences serve as collateral for long-term debt.

     Property and equipment for six residences with a net book value of $5.6 million has been included in assets held for sale on the accompanying balance sheet. The Company has entered into an agreement to sell five of the residences and the remaining residence is presently listed for sale. These residences are six of the 57 residences which secure the New Notes. Any proceeds received on the sale of these residences must be used to reduce the New Senior Notes. (See Note 9).

9. Long-Term Debt

     As of December 31, 2001 and June 30, 2002, long-term debt consists of the following (in thousands):

	December 31, 2001		June 30, 2002

	Carrying	Principal	Carrying	Principal
	Amount	Amount	Amount	Amount

Trust Deed Notes, payable to the State of Oregon Housing and Community Services Department (OHCS) due 2028	$9,849	$9,741	$9,769	$9,663
Variable Rate Multifamily Revenue Bonds, payable to the Washington State Housing Finance Commission Department due 2017	7,521	7,605	7,524	7,605
Variable Rate Demand Revenue Bonds, Series 1997, payable to the Idaho Housing and Finance Association due 2017	6,542	6,615	6,545	6,615
Variable Rate Demand Revenue Bonds, Series A-1 and A-2 payable to the State of Ohio Housing Finance Agency due 2018	11,888	12,020	11,892	12,020
Housing and Urban Development Insured Mortgages due 2036	7,374	7,457	7,352	7,434
New Senior Secured Notes due 2009	40,250	40,250	40,250	40,250
New Junior Secured Notes due 2012	12,628	12,628	13,449	13,449
Mortgages payable due 2008	28,513	28,463	28,260	28,210
G.E. Capital (Previously Heller Healthcare Finance, Inc.) Credit Facility due 2005	39,222	40,458	42,635	43,666
Capital lease obligations due 2002	296	301	92	96

Total long-term debt	164,083	$165,538	167,768	$169,008

Less current portion	2,622		7,696

Long-term debt	$161,461		$160,072

     On January 1, 2002 the Company’s Plan of Reorganization became effective. The Company’s Plan of Reorganization included the issuance of $40.25 million aggregate principal amount of seven-year secured notes (the “New Senior Secured Notes”), bearing interest at 10% per annum, payable semi-annually in arrears, and $15.25 million aggregate principal amount of ten-year secured notes (the “New Junior Secured Notes” and collectively with the New Senior Secured Notes, the “New Notes”), bearing interest payable in additional New Junior Secured Notes for three years at 8% per annum and thereafter payable in cash at 12% per annum, payable semi-annually in arrears. The New Junior Secured Notes were issued at a discount of $2.6 million. The discount is being amortized over the life of the New Junior Secured Notes at an effective interest rate of 13.0%. The New Notes are secured by 57 properties. (See Notes 2 and 8).

     Of the face amount of $55.5 million outstanding of the New Notes at December 31, 2001 and June 30, 2002, $16.4 million is payable to related parties. (See Note 10).

     The Company’s Washington, Idaho and Ohio Revenue Bonds are secured by a combination of cash, residences and letters of credit. The letters of credit have been issued by U.S. Bank and the underlying credit agreements between U.S. Bank and the Company contain restrictive covenants that include compliance with certain financial ratios. The Company was in compliance with such covenants at June 30, 2002.

     As of June 30, 2002, $4.5 million of the New Senior Secured Notes have been classified in current portion of long-term debt due to the pending sale of five properties which secure the New Notes. Any proceeds received on the sale of the properties which secure the New Notes must be used to reduce such debt. (See Note 8).

     In May 2002, the Company amended its existing agreement with U.S. Bank, establishing new covenants, with which the Company was in compliance as of June 30, 2002. Failure to comply with these covenants would constitute an event of default, which would allow U.S. Bank to declare any amounts outstanding under the loan documents to be due and payable. Certain of the Company’s leases and loan agreements contain covenants and cross-default provisions such that a default on one of those agreements could cause the Company to be in default on one or more other agreements, which would have a material adverse effect on the Company.

10. Related Party Transactions

LTC Properties, Inc. and CLC Healthcare, Inc.

     Andre Dimitriadis, who has been a member of the Company’s Board of Directors and the Chair of its Audit Committee since January 2002, is the President, Chief Executive Officer and Chairman of the Board of LTC Properties, Inc. (“LTC”) and is the Chief Executive Officer and Chairman of the Board of CLC Healthcare, Inc. (previously LTC Healthcare, Inc.). Mr. Dimitriadis owned $655,000 of the Company’s New Notes, LTC owned $11.0 million of the Company’s New Notes and CLC Healthcare, Inc. (“CLC”) owned 22.4% of the Company’s common stock and $1.9 million of the Company’s New Notes at June 30, 2002.

     The Company has incurred interest expense on its publicly traded New Notes held by the above parties in the amount of $318,000, and $637,000, respectively, for the three and six months ended June 30, 2002. Of this interest, $475,000 is payable in cash at June 30, 2002. The remaining interest is payable-in-kind and increases each party’s ownership of the New Notes proportionately.

     The Company currently leases 37 properties (1,426 units) from LTC. The Company incurred lease expense of $4.6 million and $4.2 million for the six months ended June 30, 2001 and 2002, respectively, pursuant to these leases.

National Health Investors, Inc.

     W. Andrew Adams, who has been a member of the Company’s Board of Directors and its Chair since January 2002, is the President, Chief Executive Officer and Chairman of the Board of Directors of National Health Investors, Inc. (“NHI”). NHI owned 557,214 shares of the Company’s common stock and $2.5 million of the Company’s New Notes at June 30, 2002.

     The Company has incurred interest expense on its publicly traded New Notes held by NHI in the amount of $58,000 and $117,000 for the three and six months ended June 30, 2002, respectively. Of this interest, $90,000 is payable in cash at June 30, 2002. The remaining interest is payable-in-kind and increases NHI’s ownership of the New Notes.

Leonard Tannenbaum

     Leonard Tannenbaum is a current member of the Company’s Board of Directors. Mr. Tannenbaum owned $323,875 of the Company’s New Notes at June 30, 2002.

     The Company has incurred interest expense on its publicly traded New Notes held by Mr. Tannenbaum in the amount of $8,000 and $15,000 for the three and six months ended June 30, 2002, respectively. Of this interest, $12,000 is payable in cash at June 30, 2002. The remaining interest is payable-in-kind and increases Mr. Tannenbaum’s ownership of the New Notes.

11. Income Taxes

     The Company has provided no benefit for income taxes as the Company recorded a full valuation allowance on its deferred tax asset. The Company believes it is more likely than not that some portion or all of the deferred tax assets will not be realized.

12. Discontinued Operations

     The Company presently has six residences held for sale. In accordance with SFAS No. 144, the results of operations for these six residences and the loss incurred on the write down of certain of these assets to their fair value less costs to sell have been included in “loss from discontinued operations” on the accompanying financial statements for the three and six months ended June 30, 2001 and 2002.

     In June, 2002 the Company entered into an agreement to sell five of these residences (four located in Florida and one located in Georgia). The transaction, which is expected to be completed in September, 2002, will result in a loss of approximately $443,000. Net property and equipment has been written down to its net realizable value and is included in “assets held for sale” on the accompanying June 30, 2002 balance sheet. These residences serve as collateral for the New Notes; therefore, net proceeds from the sale must be used to reduce the outstanding principal amount of the New Senior Notes. The portion of the New Senior Notes which is expected to be reduced is included in the current portion of long-term debt on the accompanying June 30, 2002 balance sheet.

     In March, 2002 the Company closed one Indiana residence. This residence is presently listed for sale and the net property and equipment has been included in “assets held for sale” on the accompanying June 30, 2002 balance sheet. This residence serves as collateral for the New Notes; therefore, net proceeds from a sale of this residence must be used to reduce the outstanding principal amount of the New Senior Notes. The Company expects to sell this facility within the next twelve months.

13. Contingencies

     From time to time we are involved in judicial and administrative proceedings incidental to our business. Although occasional adverse decisions (or settlements) may occur, the Company is not party to any legal proceedings, which, in the opinion of management, would have a material adverse affect on the Company’s financial position, results of operations or liquidity. The Company has developed a reserve for general and professional liability risks, based on historical data, for losses up to its insured retention levels.

14. Subsidiary Guarantee of New Notes

     The New Notes, issued by the Company, are publicly traded and the repayment of these notes is guaranteed by two wholly-owned subsidiaries of the Company: ALC Indiana, Inc. and Home and Community Care, Inc. (“HCI”). HCI and Carriage House Assisted Living, Inc. (“Carriage House”), a wholly owned subsidiary of the Company, are also co-obligors of the New Notes. The following information is presented as required under the Securities and Exchange Commission Financial Reporting Release No. 55 in connection with the guarantee of the New Notes by the Company’s wholly owned subsidiaries. The operating and investing activities of the separate legal entities included in the condensed consolidated financial statements are fully interdependent and integrated with the Company and each other.

Successor Company
Consolidating Balance Sheet
June 30, 2002

		Wholly-Owned Subsidiaries

					Non-Participating	Consolidating	Consolidated
	ALC, Inc.	ALC Indiana, Inc.	Carriage House	HCI	Subsidiaries	Adjustments	Total

Current Assets:
Cash and cash equivalents	$5,536	$—	$—	$—	$—	$—	$5,536
Cash restricted for resident security deposits	2,422	—	—	—	—	—	2,422
Accounts receivable, net	2,099	—	—	4	229	—	2,332
Prepaid expenses	2,185	—	—	—	—	—	2,185
Cash restricted for workers’ compensation claims	5,525	—	—	—	—	—	5,525
Assets held for sale	3,219	—	—	2,338	—		5,557
Other current assets	1,604	—	—	21	2,065	—	3,690

Total current assets	22,590	—	—	2,363	2,294	—	27,247

Restricted cash	5,322	—	—	—	—	—	5,322
Receivable from subsidiaries/parent	783	4,415	—	441	1,981	(7,620)	—
Property and equipment, net	88,107	12,741	3,566	4,225	80,072	—	188,711
Investment in subsidiaries	30,684	—	—	—	—	(30,684)	—
Other assets, net	1,602	—	—	—	401	—	2,003
Deferred tax asset	(217)	217	—	—	—	—	—

Total assets	$148,871	$17,373	$3,566	$7,029	$84,748	$(38,304)	$223,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$909	$—	$—	$2	$321	$—	$1,232
Accrued real estate taxes	2,306	286	248	110	987	—	3,937
Other accrued expenses	14,222	—	—	11	186	—	14,419
Resident security deposits	2,106	—	—	21	253	—	2,380
Other current liabilities	1,095						1,095
Current portion of unfavorable lease adjustment	547	—	87	—	13	—	647
Current portion of long-term debt and capital lease obligation	5,776	—	—	—	1,920	—	7,696

Total current liabilities	26,961	286	335	144	3,680	—	31,406

Other liabilities	259	—	18	—	—	—	277
Unfavorable lease adjustment	2,349	—	388	—	72	—	2,809
Long-term debt and capital lease obligation, net of current portion	83,746	—	—	—	76,326	—	160,072
Payable to subsidiaries/parent	6,837	—	783	—	—	(7,620)	—

Total liabilities	120,152	286	1,524	144	80,078	(7,620)	194,564

Shareholders’ equity:
Common stock	65	—	—	—	—	—	65
Additional paid-in capital	32,734	16,342	2,548	7,365	5,667	(31,922)	32,734
Accumulated deficit	(4,080)	745	(506)	(480)	(997)	1,238	(4,080)

Total shareholders’ equity	28,719	17,087	2,042	6,885	4,670	(30,684)	28,719

Total liabilities and shareholders’ equity	$148,871	$17,373	$3,566	$7,029	$84,748	$(38,304)	$223,283

Successor Company
Consolidating Balance Sheet
December 31, 2001

		Wholly-Owned Subsidiaries

					Non-Participating	Consolidating	Consolidated
	ALC, Inc.	ALC Indiana, Inc.	Carriage House	HCI	Subsidiaries	Adjustments	Total

Current Assets:
Cash and cash equivalents	$6,077	$—	$—	$—	$—	$—	$6,077
Cash restricted for resident security deposits	2,415	—	—	—	—	—	2,415
Accounts receivable, net	2,086	—	—	15	227	—	2,328
Prepaid expenses	940	—	—	—	43	—	983
Cash restricted for workers’ compensation claims	2,825	—	—	—	—	—	2,825
Other current assets	2,209	—	—	24	1,629	—	3,862

Total current assets	16,552	—	—	39	1,899	—	18,490

Restricted cash	5,349	—	—	—	—	—	5,349
Receivable from subsidiaries/parent	3,432	3,553	—	846	—	(7,831)	—
Property and equipment, net	95,509	12,917	3,576	6,610	77,936	—	196,548
Investment in subsidiaries	32,095	—	—	—	—	(32,095)	—
Other assets, net	1,511	—	—	—	355	—	1,866
Deferred tax asset	(217)	217	—	—	—	—	—

Total assets	$154,231	$16,687	$3,576	$7,495	$80,190	$(39,926)	$222,253

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	933	—	—	5	512	—	1,450
Accrued real estate taxes	2,451	315	240	90	1,427	—	4,523
Other accrued expenses	11,989	30	—	17	354	—	12,390
Tenant security deposits	2,120	—	—	18	333	—	2,471
Other current liabilities	652	—	—	—	—	—	652
Current portion of unfavorable lease adjustment	589	—	92	—	—	—	681
Current portion of long-term debt and capital lease obligation	2,079	—	—	—	543	—	2,622

Total current liabilities	20,813	345	332	130	3,169	—	24,789

Other liabilities	11	—	—	—	78	—	89
Unfavorable lease adjustment	2,686	—	429	—	—	—	3,115
Long-term debt and capital lease obligation, net of current portion	90,859	—	—	—	70,602	—	161,461
Payable to subsidiaries/parent	6,890	—	267	—	674	(7,831)	—

Total liabilities	121,259	345	1,028	130	74,523	(7,831)	189,454

Shareholders’ equity:
Common stock	65	16,342	—	—	—	(16,342)	65
Additional paid-in capital	32,907	—	2,548	7,365	5,667	(15,753)	32,734

Total shareholders’ equity	32,972	16,342	2,548	7,365	5,667	(32,095)	32,799

Total liabilities and shareholders’ equity	$154,231	$16,687	$3,576	$7,495	$80,190	$(39,926)	$222,253

Predecessor Company
Consolidating Statement of Operations
Six months ended June 30, 2002

		Wholly-Owned Subsidiaries

					Non-Participating	Consolidating	Consolidated
	ALC, Inc.	ALC Indiana, Inc.	Carriage House	HCI	Subsidiaries	Adjustments	Total

Revenue	$66,711	$—	$—	$618	$7,695	$—	$75,024
Management fee income	151	—	—	30	—	(181)	—
Lease income	—	1,080	—	—	1,485	(2,565)	—
Operating expenses:
Residence operating expenses	45,202	136	125	542	5,841	—	51,846
Corporate general and administrative	9,895	—	—	—	—	—	9,895
Building rentals	1,398	—	467	—	—	—	1,865
Building rentals to related party	4,240	—	—	—	—	—	4,240
Depreciation and amortization	1,611	199	64	103	1,291	—	3,268
Management fee expense	—	—	150	—	31	(181)	—
Lease expense	2,565	—	—	—	—	(2,565)	—

Total operating expenses	64,911	335	806	645	7,163	(2,746)	71,114

Operating income (loss)	1,951	745	(806)	3	2,017	—	3,910

Other income (expense):
Interest expense	(3,212)	—	—	—	(3,076)	—	(6,288)
Interest expense to related parties	(769)	—	—	—	—	—	(769)
Interest income	106	—	—	—	—	—	106
Other income, net	21	—	—	—	—	—	21

Total other expense, net	(3,854)	—	—	—	(3,076)	—	(6,930)

Income (loss) before debt restructure and reorganization costs	(1,903)	745	(806)	3	(1,059)	—	(3,020)
Debt restructure and reorganization costs	666	—	—	—	—	—	666

Income (loss) from continuing operations	(2,569)	745	(806)	3	(1,059)	—	(3,686)
Loss from discontinued operations	(394)	—	—	—	—	—	(394)

Net income (loss)	$(2,963)	$745	$(806)	$3	$(1,059)	$—	$(4,080)

Predecessor Company
Consolidating Statement of Cash Flows
Six months ended June 30, 2002

		Wholly-Owned Subsidiaries

					Non-Participating	Consolidated
	ALC, Inc.	ALC Indiana, Inc.	Carriage House	HCI	Subsidiaries	Total

Operating Activities:
Net income (loss)	$(2,963)	$745	$(806)	$3	$(1,059)	$(4,080)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,702	199	64	103	1,291	3,359
Amortization of debt issuance costs	52	—	—	—	—	52
Amortization of fair value adjustment to building rentals	(267)	—	(46)	—	7	(306)
Amortization of fair market adjustment to long-term debt	213	—	—	—	—	213
Amortization of discount on long-term debt	211	—	—	—	—	211
Straight line adjustment to building rentals	188	—	—	—	—	188
Interest paid-in-kind	610	—	—	—	—	610
Provision for doubtful accounts	132	—	—	—	—	132
Loss on discontinued operations	20			423		443
Changes in working capital items:
Receivable from subsidiaries/parent	1,922	(862)	516	405	(1,981)	—
Accounts receivable	(145)	—	—	11	(2)	(136)
Prepaid expenses	(1,245)	—	—	—	43	(1,202)
Other current assets	605	—	—	3	(436)	172
Other assets	(253)	—	—	—	(46)	(299)
Accounts payable	(24)	—	—	(3)	(191)	(218)
Payable to subsidiaries/parent	600	—	300	(962)	62	—
Accrued expenses	2,088	(59)	8	14	(608)	1,443
Other current liabilities	371	—	—	3	(80)	294
Other liabilities	656	—	18	—	(674)	—

Net cash provided by (used in) operating activities	$4,473	$23	$54	$—	$(3,674)	$876

Investing Activities:
Increase in restricted cash	(2,680)	—	—	—	—	(2,680)
Purchases of property and equipment	2,171	(23)	(54)	—	(3,427)	(1,333)

Net cash used in investing activities	(509)	(23)	(54)	—	(3,427)	(4,013)

Financing Activities:
Proceeds from long-term debt	(3,701)	—	—	—	7,101	3,400
Payments on long-term debt and capital lease obligation	(725)	—	—	—	—	(725)
Debt issuance costs	(79)	—	—	—	—	(79)

Net cash provided by (used in) financing activities	(4,505)	—	—	—	7,101	2,596

Net decrease in cash and cash equivalents	(541)	—	—	—	—	(541)
Cash and cash equivalents, beginning of period	6,077	—	—	—	—	6,077

Cash and cash equivalents, end of period	$5,536	$—	$—	$—	$—	$5,536

Predecessor Company
Consolidating Statement of Operations
Six months ended June 30, 2001

		Wholly-Owned Subsidiaries

					Non-Participating	Consolidating	Consolidated
	ALC, Inc.	ALC Indiana, Inc.	Carriage House	HCI	Subsidiaries	Adjustments	Total

Revenue	$61,718	$3,350	$—	$595	$6,874	$—	$72,537
Management fee income	5	169	—	29	—	(203)	—
Lease income	—	—	—	—	1,229	(1,229)	—
Operating expenses:
Residence operating expenses	40,938	2,061	46	470	5,385	—	48,900
Corporate general and administrative	8,708	—	—	—	—	—	8,708
Building rentals	1,295	—	507	—	1,798	—	3,600
Building rentals to related party	4,592	—	—	—	—	—	4,592
Depreciation and amortization	3,092	310	109	224	1,126	—	4,861
Management fees	—	—	138	—	65	(203)	—
Lease expense	1,229	—	—	—	—	(1,229)	—

Total operating expenses	59,854	2,371	800	694	8,374	(1,432)	70,661

Operating income (loss)	1,869	1,148	(800)	(70)	(271)	—	1,876

Other income (expense):
Interest expense	(7,784)	—	—	—	(1,523)	—	(9,307)
Interest income	287	—	—	—	—	—	287
Other expense, net	(69)	—	—	—	—	—	(69)

Total other expense, net	(7,566)	—	—	—	(1,523)	—	(9,089)

Income (loss) before debt restructure and reorganization costs	(5,697)	1,148	(800)	(70)	(1,794)	—	(7,213)
Debt restructure and reorganization costs	1,366						1,366

Income (loss) from continuing operations	(7,063)	1,148	(800)	(70)	(1,794)	—	(8,579)
Loss from discontinued operations	(230)	—	—	—	—	—	(230)

Net income (loss)	$(7,293)	$1,148	$(800)	$(70)	$(1,794)	$—	$(8,809)

Predecessor Company
Consolidating Statement of Cash Flows
Six months ended June 30, 2001

		Wholly-Owned Subsidiaries

					Non-Participating	Consolidated
	ALC, Inc.	ALC Indiana, Inc.	Carriage House	HCI	Subsidiaries	Total

Operating Activities:
Net income (loss)	$(7,293)	$1,148	$(800)	$(70)	$(1,794)	$(8,809)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,354	310	109	224	1,126	5,123
Income tax expense	126	(126)	—	—	—	—
Amortization of debt issuance costs	1,412	—	—	—	—	1,412
Straight line adjustment to building rentals	32	—	—	—	—	32
Provision for doubtful accounts	(21)	—	—	—	—	(21)
Gain on disposal of assets	88	—	—	—	—	88
Changes in working capital items:
Receivable from subsidiaries/parent	5,355	(915)	—	(32)	(4,408)	—
Accounts receivable	134	(14)	—	(33)	175	262
Prepaid expenses	1,159	1	—	1	67	1,228
Other current assets	(712)	(11)	—	3	276	(444)
Other assets	(792)	—	—	—	74	(718)
Accounts payable	(1,454)	(12)	—	5	278	(1,183)
Payable to subsidiaries/parent	3,137	(338)	777	(46)	(3,530)	—
Accrued expenses	(402)	(37)	(69)	(21)	(682)	(1,211)
Other current liabilities	(3,488)	—	—	(1)	(264)	(3,753)
Other liabilities	(249)	—	(2)	—	(89)	(340)

Net cash provided by (used in) operating activities	$386	$6	$15	$30	$(8,771)	$(8,334)

Investing Activities:
Increase in restricted cash	(2,008)	—	—	—	—	(2,008)
Purchases of property and equipment	(764)	(6)	(15)	(30)	(123)	(938)

Net cash used in investing activities	(2,772)	(6)	(15)	(30)	(123)	(2,946)

Financing Activities:
Proceeds from long-term debt	5,883	—	—	—	8,894	14,777
Payments on long-term debt and capital lease obligation	(573)	—	—	—	—	(573)
Payments on bridge loan	(4,000)					(4,000)
Debt issuance costs	(3,134)	—	—	—	—	(3,134)

Net cash provided by (used in) financing activities	(1,824)	—	—	—	8,894	7,070

Net decrease in cash and cash equivalents	(4,210)	—	—	—	—	(4,210)
Cash and cash equivalents, beginning of period	9,889	—	—	—	—	9,889

Cash and cash equivalents, end of period	$5,679	$—	$—	$—	$—	$5,679

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

     As of June 30, 2002, we operated 183 residences (7,081 units), of which we owned 128 residences (5,010 units) and leased 55 residences (2,105 units). Five residences (195 available units) are in the process of being sold. One residence (39 units) was closed in March 2002.

     We derive our revenue primarily from resident fees for room, board and care. Resident fees typically are paid monthly in advance by residents and their families, and monthly in arrears by state Medicaid agencies or other third parties. Resident fees include revenue derived from a multi-tiered rate structure, which varies based on the level of care provided. Resident fees are recognized as revenue when services are provided. Our operating expenses include residence operating expenses, such as staff payroll, food, property taxes, utilities, insurance and other direct residence operating expenses; corporate general and administrative expenses consisting of regional management and corporate support functions such as legal, accounting and other administrative expenses; building rentals; and depreciation and amortization.

     We anticipate that the majority of our revenue will continue to come from private pay sources. However, we believe that by having located some of our residences in states with favorable regulatory and reimbursement climates, we should have a stable source of residents eligible for Medicaid reimbursement to the extent that private pay residents are not available and, in addition, provide our private pay residents with alternative sources of income when their private funds are depleted and they become Medicaid eligible.

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

Fresh-Start Reporting

     Upon the Effective Date of our Plan of reorganization, we adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting By Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). In connection with the adoption of fresh-start reporting, a new entity has been deemed created for financial reporting purposes. For financial reporting purposes, we adopted the provisions of fresh-start reporting effective December 31, 2001. Consequently, the condensed consolidated balance sheet and related information at December 31, 2001 is labeled “Successor Company,” and reflects the Plan and the principles of fresh-start reporting. Periods presented prior to December 31, 2001 have been designated “Predecessor Company.” For purposes of this Item 2, references to operating results and cash flows for periods ended prior to December 31, 2001 refer to the operating results and cash flows of the Predecessor Company, and references to working capital and other balance sheet data, liquidity and prospective information regarding future periods refer to the Successor Company.

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

     The adjustments to reflect the adoption of fresh-start reporting, including adjustments to record property and equipment at their fair values, have been reflected in the condensed consolidated balance sheet as of December 31, 2001. In addition, the Successor Company’s balance sheet was further adjusted to eliminate existing liabilities subject to compromise, associated deferred financing costs and deferred gains, goodwill, and the historical condensed consolidated shareholders’ equity.

Factors Affecting Comparability of Financial Information

     As a consequence of the implementation of fresh-start reporting effective December 31, 2001 (see Note 3 to the condensed consolidated financial statements included elsewhere herein), the financial information presented in the condensed consolidated statement of operations for the three and six months ended June 30, 2001 and the corresponding statements of cash flows for the six months ended June 30, 2001 are generally not comparable to the financial results for the three and six months ended June 30, 2002.

     The lack of comparability in the accompanying condensed consolidated financial statements is most apparent in the Company’s capital costs (building rentals, interest, depreciation and amortization), as well as with debt restructuring and reorganization costs.

Management Changes

     In February 2002, Steven L. Vick replaced Wm. James Nicol as President and Chief Executive Officer. In May 2002, Matthew Patrick replaced Drew Q. Miller as Senior Vice President, Chief Financial Officer and Treasurer. Mr. Vick and Mr. Patrick also serve as Directors of the Company.

     In June 2002, the Company eliminated the position of Senior Vice President and Chief Operating Officer which had been held by Nancy Gorshe and the position of Senior Vice President, General Counsel, held by Sandra Campbell. As a result of eliminating these positions, the Company entered into a Separation Agreement and Mutual General Release with Ms. Gorshe and Ms. Campbell under which, pursuant to their employment agreements, Ms. Gorshe and Ms. Campbell will receive severance payments totaling $420,000 which will be paid in bi-weekly installments over the next twelve months.

Overhead Reduction Plan

     In June 2002, the Company implemented an overhead reduction plan within its corporate office. The plan has been under development by new management for three months, and is expected to result in savings of over $1.3 million per annum (excluding severance costs) from personnel reductions. Severance costs associated with the implementation of this plan are approximately $600,000 and include severance costs of $420,000 for Ms. Gorshe and Ms. Campbell, as discussed above.

Sale of Existing Residences

     In June 2002 the Company entered into an agreement to sell four Florida residences and one Georgia residence. The transaction, which is expected to be completed in September, 2002, will result in a loss of approximately $443,000. Net property and equipment million has been written down to its net realizable value and has been included in “assets held for sale” on the accompanying balance sheet. These residences serve as collateral for the New Notes; therefore, net proceeds from the sale must be used to reduce the outstanding principal amount of the New Senior Notes. The Company has included the outstanding principal amount of the New Senior Notes expected to be paid upon the closure of this sale in “current portion of long-term debt” on the accompanying balance sheet.

     In March 2002 the Company closed one Indiana residence. This residence is presently listed for sale and the net property and equipment has been included in “assets held for sale” on the accompanying balance sheet. This residence serves as collateral for the New Notes; therefore, net proceeds from a sale of this residence must be used to reduce the outstanding principal amount of the New Senior Notes.

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, income taxes, financing operations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies require significant judgment and estimates used in the preparation of our condensed consolidated financial statements:

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

     The determination of fair value of assets and liabilities required significant estimates and judgments made by management, particularly as it related to the fair market value of our debt, operating leases and property and equipment. The fair value of our debt at December 31, 2001 was determined based upon the then current effective interest rates for similar debt instruments. The fair value of our leases and property and equipment were based on the then current market rentals and building values. Results may differ under different assumptions or conditions.

     Income Taxes. Historically, we have not recorded a provision for income taxes as we had generated a loss for both financial reporting and tax purposes. We have recorded a 100% valuation allowance for our net deferred tax assets as we believe it is more likely than not that the benefit will not be realized. Pursuant to SOP 90-7, the income tax benefit, if any, of any future realization of the remaining NOL carryforwards and other deductible temporary differences existing as of the Effective Date of the Plan of Reorganization will be applied as a reduction to additional paid-in capital.

Results of Operations for the Three Months Ended June 30, 2001 and 2002

     The following table sets forth, for the periods presented, operating expenses as a percentage of revenue, the number of total residences and units operated, average occupancy and rental rates and the sources of our revenue for our 178 residences included in continuing operations. Results of operations for the six residences available for sale are included in Loss from Discontinued Operations. The portion of revenue received from state Medicaid agencies are labeled as “Medicaid state paid portion” while the portion of our revenue that a Medicaid-eligible resident must pay out of his or her own resources is labeled “Medicaid resident paid portion.”

	Three Months Ended
	June 30,

	Predecessor	Successor
	Company	Company

	2001	2002

Revenue	100.0%	100.0%
Operating expenses:
Residence operating expenses	66.1	69.3
Corporate general and administrative	12.2	14.7
Building rentals	11.2	8.1
Depreciation and amortization	6.7	4.4

Total operating expenses	96.2	96.5

Operating income	3.8	3.5

Other income (expense):
Interest expense	(13.4)	(9.1)
Interest income	0.4	0.1
Other income, net	(0.3)	0.1

Total other expense	(13.3)	(8.9)

Loss before debt restructure and reorganization costs	(9.5)	(5.4)
Debt restructure and reorganization costs	2.9	0.6

Loss from continuing operation	(12.4)	(6.0)
Loss from discontinued operations	(0.2)	(0.9)

Net loss	(12.6)%	(6.9)%

Other Data:
Residences operated (end of period)	178	178
Units operated (end of period)	6,881	6,886
Average occupancy rate (based on occupied units)	85.0%	84.3%
End of period occupancy rate (based on occupied units)	85.0%	84.6%
Average monthly rental rate	$2,065	$2,156
Sources of revenue:
Medicaid state paid portion	12.7%	12.6%
Medicaid resident paid portion	6.6%	7.3%
Private resident paid portion	80.7%	80.1%

Total	100.0%	100.0%

     The following table sets forth, for the periods presented, the results of operations for the three months ended June 30, 2001 compared to June 30, 2002 (in millions, except percentages):

	Consolidated
	Three Months Ended June 30,

	Predecessor	Successor
	Company	Company

	2001	2002	Increase/(Decrease)

Revenue	$36.5	$37.9	$1.4	3.8%
Operating expenses:
Residence operating expenses	24.1	26.3	2.2	9.1
Corporate general and administrative	4.4	5.6	1.2	27.3
Building rentals	4.1	3.1	(1.0)	(24.4)
Depreciation and amortization	2.5	1.6	(0.9)	(36.0)

Total operating expenses	35.1	36.6	1.5	4.3

Operating income	1.4	1.3	(0.1)	(0.4)

Other income (expense):
Interest expense	(4.9)	(3.5)	(1.4)	(28.6)
Interest income	0.1	0.1	—	—
Other income (expense), net	(0.1)	—	(0.1)	(100.0)

Total other expense	(4.9)	(3.4)	(1.5)	(30.6)

Loss before debt restructure and reorganization costs	(3.5)	(2.1)	(1.4)	(40.0)
Debt restructure and reorganization costs	1.0	0.2	(0.8)	(80.0)

Loss from continuing operations	(4.5)	(2.3)	(2.2)	(48.9)
Loss from discontinued operations	(0.1)	(0.3)	(0.2)	(200.0)

Net loss	$(4.6)	$(2.6)	$(2.0)	(43.5)%

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001:

     We incurred a net loss of $2.6 million, or $0.40 per basic and diluted common share, on revenue of $37.9 million for the three months ended June 30, 2002 (the “June 2002 Quarter”) as compared to a net loss of $4.6 million or $0.27 per basic and diluted common share, on revenue of $36.5 million for the three months ended June 30, 2001 (the “June 2001 Quarter”).

     Revenue. Revenue was $37.9 million for the June 2002 Quarter as compared to $36.5 million for the June 2001 Quarter, a net increase of $1.4 million. The increase was attributable to an increase in the average monthly rental rate to $2,156 for the June 2002 Quarter as compared to an average monthly rental rate of $2,065 for June 2001 Quarter. The increase was offset by a decline in average occupancy from 85.0% in the March 2001 Quarter to 84.3% in the June 2002 Quarter.

     Residence Operating Expenses. Residence operating expenses were $26.3 million for the June 2002 Quarter as compared to $24.1 million for the June 2001 Quarter, a net increase of $2.2 million. The net increase of $2.2 million was a result of an increase in wages and benefits of $1.1 million, an increase in real estate taxes of $400,000, an increase in bad debt expense of $220,000, an increase in repair and maintenance expense of $195,000 and an increase in contractual nursing services of $100,000. These increases were offset by a reduction in utility costs of $210,000.

     Corporate General and Administrative. Corporate general and administrative expenses were $5.6 million for the June 2002 Quarter as compared to $4.4 million for the June 2001 Quarter, a net increase of $1.2 million. The increase was due to an increase of $1.1 million in payroll and related expenses, of which approximately $600,000 is severance related, and an increase of $300,000 in travel expenses, including $250,000 of expenses related to a national meeting of the Company’s administrators. These increases were offset by a decrease of $150,000 in consulting fees and a decrease of $110,000 in communication expenses.

     Building Rentals. Building rentals were $3.1 million for the June 2002 Quarter as compared to $4.1 million for the June 2001 Quarter, a decrease of $1.0 million. Of the $1.0 million decrease, $893,000 was the result of the repurchase of 16 previously leased properties in October 2001, $220,000 is the result of rental concessions received from one lessor as a result of the bankruptcy process and $65,000 is a result of the termination of one operating lease on December 1, 2001. These decreases were offset by an increase of $67,000 as a result of leasing two previously mortgaged facilities.

     Depreciation and Amortization. Depreciation and amortization expense was $1.7 million in the June 2002 Quarter as compared to $2.4 million in the June 2001 Quarter. The decrease is primarily due to a reduction of the carrying value of property and equipment, which were adjusted to their estimated fair value as of December 31, 2001 as a result of fresh-start reporting.

     Interest Expense. Interest expense was $3.5 million for the June 2002 Quarter compared to $4.9 million for the June 2001 Quarter, a decrease of $1.4 million. The decrease is due to the overall reduction of indebtedness following the Company’s Plan of reorganization, which became effective on January 1, 2002. Interest expense also includes $305,000 of non-cash interest expense which is payable in kind on the New Junior Notes.

     Interest Income. Interest income was $52,000 for the June 2002 Quarter compared to $138,000 for the June 2001 Quarter, a decrease of $86,000. This decrease is the result of decreased balances in cash and cash equivalents and lower interest rates.

     Debt Restructure and Reorganization Costs. Debt restructure and reorganization costs were $219,000 for the June 2002 Quarter as compared to $1.1 million for the June 2001 Quarter. These are professional fees, including legal and investment advisory fees, related to the Company’s Plan of reorganization which became effective January 1, 2002. We will continue to incur costs related to the reorganization until all general and unsecured claims are settled which is expected to occur within the next six months.

     Loss From Discontinued Operations. The Company currently has one residence listed for sale and has entered into an agreement to sell five residences. The sale is subject to certain due diligence inquiries and closing conditions and is expected to close in September 2002. The loss on discontinued operations for these residences was $357,000 for the June 2002 Quarter as compared to $73,000 for the June 2001 Quarter. Loss for the June 2002 Quarter includes operating income of $86,000, net of the $443,000 loss recognized as a result of reducing the carrying value of the related assets (included in “assets held for sale” on the accompanying balance sheet) to their estimated net realizable value.

     Income Taxes. We have provided no benefit for income taxes as we have recorded a full valuation allowance on our deferred tax assets. Management believes it is currently more likely than not that the deferred tax assets will not be realized.

Results of Operations for the Six Months Ended June 30, 2001 and 2002

     The following table sets forth, for the periods presented, operating expenses as a percentage of revenue, the number of total residences and units operated, average occupancy and rental rates and the sources of our revenue for our 178 residences included in continuing operations. The six residences available for sale are included in Loss from Discontinued Operations. The portion of revenue received from state Medicaid agencies are labeled as “Medicaid state paid portion” while the portion of our revenue that a Medicaid-eligible resident must pay out of his or her own resources is labeled “Medicaid resident paid portion.”

	Six Months Ended
	June 30,

	Predecessor	Successor
	Company	Company

	2001	2002

Revenue	100.0%	100.0%
Operating expenses:
Residence operating expenses	67.4	69.1
Corporate general and administrative	11.9	13.1
Building rentals	11.3	8.1
Depreciation and amortization	6.7	4.4

Total operating expenses	97.3	94.7

Operating income	2.7	5.3

Other income (expense):
Interest expense	(12.9)	(9.4)
Interest income	0.4	0.1
Other income, net	(0.1)	—

Total other expense	(12.6)	(9.3)

Loss before debt restructure and reorganization costs	(9.9)	(4.0)
Debt restructure and reorganization costs	1.8	0.9

Loss from continuing operations	(11.7)	(4.9)
Loss from discontinued operations	(0.5)	(0.5)

Net loss	(12.2)%	(5.4)%

Other Data:
Residences operated (end of period)	178	178
Units operated (end of period)	6,881	6,886
Average occupancy rate (based on occupied units)	84.9%	84.0%
End of period occupancy rate (based on occupied units)	85.0%	84.6%
Average monthly rental rate	$2,049	$2,138
Sources of revenue:
Medicaid state paid portion	12.4%	12.6%
Medicaid resident paid portion	6.9%	7.1%
Private resident paid portion	80.7%	80.4%

Total	100.0%	100.0%

     The following table sets forth, for the periods presented, the results of operations for the six months ended June 30, 2001 compared to June 30, 2002 (in millions, except percentages):

	Consolidated
	Six Months Ended June 30,

	Predecessor	Successor
	Company	Company

	2001	2002	Increase/(Decrease)

Revenue	$72.5	$75.0	$2.5	3.4%
Operating expenses:
Residence operating expenses	48.9	51.8	2.9	5.9
Corporate general and administrative	8.7	9.8	1.1	12.6
Building rentals	8.2	6.1	(2.1)	(25.6)
Depreciation and amortization	4.8	3.3	(1.5)	(31.3)

Total operating expenses	70.6	71.0	0.4	(0.6)

Operating income	1.9	4.0	2.1	110.5

Other income (expense):
Interest expense	(9.3)	(7.0)	2.3	24.7
Interest income	0.3	0.1	(0.2)	(66.7)
Other income (expense), net	(0.1)	—	0.1	100.0

Total other expense	(9.1)	(6.9)	2.2	24.2

Loss before debt restructure and reorganization costs	(7.2)	(2.9)	4.3	59.7
Debt restructure and reorganization costs	1.3	0.7	(0.6)	(46.2)

Loss from continuing operations	(8.5)	(3.6)	4.9	57.6

Loss from discontinued operations	(0.3)	(0.5)	(0.2)	(66.7)

Net loss	$(8.8)	$(4.1)	$4.7	53.4%

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001:

     We incurred a net loss of $4.1 million, or $0.63 per basic and diluted common share, on revenue of $75.0 million for the six months ended June 30, 2002 (the “June 2002 YTD Period”) as compared to a net loss of $8.8 million or $0.51 per basic and diluted common share, on revenue of $72.5 million for the six months ended June 30, 2001 (the “June 2001 YTD Period”).

     Revenue. Revenue was $75.0 million for the June 2002 YTD Period as compared to $72.5 million for the June 2001 YTD Period, a net increase of $2.5 million. The increase was attributable to an increase in the average monthly rental rate to $2,138 for the June 2002 YTD Period as compared to an average monthly rental rate of $2,049 for June 2001 YTD Period. The increase was offset by a decline in average occupancy from 84.9% in the June 2001 YTD Period to 84.0% in the June 2002 YTD Period.

     Residence Operating Expenses. Residence operating expenses were $51.8 million for the June 2002 YTD Period as compared to $48.9 million for the June 2001 YTD Period, a net increase of $2.9 million. The net increase is a result of an increase of $2.0 million in payroll costs related to increases in wages and benefits, an increase of $800,000 in professional and property liability insurance premiums, an increase of $150,000 in contractual nursing services, an increase of $150,000 in property taxes, an increase of $150,000 in bad debt expense and an increase of $100,000 in repair and maintenance expense. These increases were offset by a decrease of $500,000 in utility costs.

     Corporate General and Administrative. Corporate general and administrative expenses were $9.8 million for the June 2002 YTD Period as compared to the June 2001 YTD Period at $8.7 million, an increase of 1.1 million. The increase was a result of increases in payroll and related expenses of $1.6 million, including approximately $800,000 of severance related costs and an increase of $350,000 in travel expenses, including $250,000 of expenses related to a national meeting of the Company’s administrators held in May 2002. These increases were offset by a decrease in legal and professional fees of $500,000, a decrease in communication expenses of $150,000 and a decrease in consulting fees of $150,000.

     Building Rentals. Building rentals were $6.1 million for the June 2002 YTD Period as compared to $8.2 million for the June 2001 YTD Period, a decrease of $2.1 million. Of the $2.1 million decrease in building rentals, $1.9 million is a result of the repurchase of 16 previously leased properties in October 2001, $352,000 is the result of rental concessions received from one lessor as a result of the bankruptcy process and $130,000 is a result of the termination of one operating lease on December 1, 2001. These decreases in building rentals were offset by an increase of $134,000 as a result of leasing two previously mortgaged facilities.

     Depreciation and Amortization. Depreciation and amortization expense was $3.3 million in the June 2002 YTD Period as compared to $4.8 million in the June 2001 YTD Period. The decrease is primarily due to a reduction of the carrying value of property and equipment, which were adjusted to their estimated fair value as of December 31, 2001 as a result of fresh-start reporting.

     Interest Expense. Interest expense was $7.1 million for the June 2002 YTD Period compared to $9.3 million for the June 2001 YTD Period, a decrease of $2.2 million. The decrease is due to the overall reduction of indebtedness following the Company’s Plan of reorganization which became effective on January 1, 2002. Interest expense also includes $610,000 of non-cash interest expense which is payable in kind on the New Junior Notes.

     Interest Income. Interest income was $106,000 for the June 2002 YTD Period compared to $288,000 for the June 2001 YTD Period, a decrease of $182,000. This decrease is the result of decreased balances in cash and cash equivalents and lower interest rates.

     Debt Restructure and Reorganization Costs. Debt restructure and reorganization costs were $666,000 for the June 2002 YTD Period as compared to $1.4 million for the June 2001 YTD Period. These are professional fees, including legal and investment advisory fees, related to the Company’s Plan of reorganization which became effective January 1, 2002. We will continue to incur costs related to the reorganization until all general and unsecured claims are settled which is expected to occur within the next six months.

     Loss From Discontinued Operations. The Company currently has one residence listed for sale and has entered into an agreement to sale five residences. The sale is subject to certain due diligence inquiries and closing conditions and is expected to close in September 2002. The loss on discontinued operations for these residences was $394,000 for the June 2002 YTD Period as compared to $230,000 for the June 2001 YTD Period. Loss for the June 2002 YTD Period includes operating income of $51,000, net of the $443,000 loss recognized as a result of reducing the carrying value of the related assets (included in “assets held for sale” on the accompanying balance sheet) to their estimated net realizable value.

     Income Taxes. We have provided no benefit for income taxes as we have recorded a full valuation allowance on our deferred tax assets. Management believes it is currently more likely than not that the deferred tax assets will not be realized.

Liquidity and Capital Resources

     At June 30, 2002, we had a working capital deficit of $4.2 million and unrestricted cash and cash equivalents of $5.5 million. Net cash provided by operating activities was $876,000 during the six months ended June 30, 2002.

     Net cash used in investing activities was $4.0 million during the six months ended June 30, 2002. The primary use was an increase of $2.7 million in restricted cash related to workers’ compensation deposits required by our insurance carrier. Funds will be withdrawn from this account as workers’ compensation claims are incurred and paid.

     Net cash provided by financing activities was $2.6 million during the six months ended June 30, 2002. Proceeds of $3.4 million were received on a draw of our $44.0 million line of credit with G.E. Capital. Principal payments on long-term debt and a capital lease obligation were $725,000 for the six months ended June 30, 2002. The outstanding balance on our G.E. Capital line of credit was $43.7 million at June 30, 2002.

     As of June 30, 2002, approximately $26.2 million of our indebtedness was secured by letters of credit issued by U.S. Bank, which in some cases, have termination dates prior to the maturity of the underlying debt. As such letters of credit expire, beginning in November 2003, we will need to obtain replacement letters of credit, post cash collateral or refinance the underlying debt. There can be no assurance that we will be able to procure replacement letters of credit from the same or other lending institutions on terms that are acceptable to us. In the event that we are unable to obtain a replacement letter of credit or provide alternate collateral prior to the expiration of any of these letters of credit, we would be in default on the underlying debt, which would have a material adverse effect on our business and financial position.

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

     In May 2002, we amended our existing agreement with U.S. Bank, establishing new covenants, with which we were in compliance as of June 30, 2002. Failure to comply with these covenants would constitute an event of default, which would allow U.S. Bank to declare any amounts outstanding under the loan documents to be due and payable. Certain of our leases and loan agreements contain covenants and cross-default provisions such that a default on one of those agreements could cause us to be in default on one or more other agreements, which would have a material adverse effect on the Company.

     We have future minimum annual lease payments over the next five years of $13.1 million, $13.1 million, $13.3 million, $12.8 million and $12.9 million, respectively. At June 30, 2002, we had $169.0 million of long-term indebtedness, of which annual principal payments due over the next five years are $2.6 million, $2.7 million, $2.9 million, $43.7 million and $2.3 million, respectively.

     Our ability to make payments on and to refinance any of our indebtedness, to satisfy our lease obligations and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

     Based upon our current level of operations, we believe that our current cash on hand and cash flow from operations will be sufficient to meet our liquidity needs for at least the next twelve months.

     There can be no assurance, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule, all of which may be necessary to enable us to pay our indebtedness, to satisfy our lease obligations and to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness, on or before maturity. There can be no assurance that we will be able to refinance any of our indebtedness, on commercially reasonable terms or at all.

New Accounting Pronouncement

     In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No.144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No.144 addresses significant issues relating to the implementation of Statement No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, Statement No.144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We adopted Statement No.144 effective January 1, 2002. During the three months ended June 30, 2002, we met criteria identified in Statement No. 144, resulting in the write down of certain assets held for sale to their fair value less costs to sell. Additionally, in accordance with Statement No. 144, the operating results of the six residences held for sale are included in “loss from discontinued operations” in the accompanying financial statements for the three and six months ended June 30, 2001 and 2002.

     In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No., 145, companies will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, Statement No. 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Statement No. 145 will be effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of Statement No. 4 encouraged.

     In July 2002, the FASB issued FASB Statement No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities, which changes the way a company will report the expenses related to restructuring. SFAS 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002.

Risk Factors

     Set forth below are various risks that we believe are material. This report on Form 10-Q, including the risks discussed below, contain statements including, without limitation, statements containing the words “will,” “believes,” “anticipates,” “estimates,” “intends,” “expects,” “should,” “could” and words of similar import, that constitute forward looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be affected by risks and uncertainties, including without limitation (i) our ability to control costs and improve operating margins, (ii) the possibility that we will experience a decrease in occupancy in our residences, which would adversely affect residence revenue and operating margins, (iii) our ability to operate our residences in compliance with evolving regulatory requirements, and (iv) the degree to which our future operating results and financial condition may be affected by a reduction in Medicaid reimbursement rates. In light of such risks and uncertainties, our actual results could differ materially from such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of this date of this Form 10-Q. Except as may be required by law, we do not undertake any obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

We are highly leveraged; our loan and lease agreements contain financial covenants.

     We are highly leveraged. We had total indebtedness, including short-term portion, of $169.0 million and shareholders’ equity of $28.7 million as of June 30, 2002. We obtained some relief through the implementation of our Plan but will continue to be highly leveraged (see Notes 2 and 9 of the condensed consolidated financial statements included elsewhere herein). The degree to which we are leveraged could have important consequences, including making it difficult to satisfy our debt or lease obligations; increasing our vulnerability to general adverse economic and industry conditions; limiting our ability to obtain additional financing; requiring dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on our debt and leases, thereby reducing the availability of such cash flow to fund working capital, capital expenditures or other general corporate purposes; limiting our flexibility in planning for, or reacting to, changes in our business or industry; and placing us at a competitive disadvantage to less leveraged competitors.

     In May 2002, we amended our existing agreement with U.S. Bank, establishing new covenants, with which we were in compliance as of June 30, 2002. Failure to comply with these covenants would constitute an event of default, which would allow U.S. Bank to declare any amounts outstanding under the loan documents to be due and payable. We cannot provide assurance that we will comply in the future with the modified financial covenants included in the agreement, or with the financial covenants set forth in our other debt agreements and leases. If we fail to comply with one or more of the U.S. Bank covenants or any other debt or lease covenants (after giving effect to any applicable cure period), the lender or lessor may declare us in default of the underlying obligation and exercise any available remedies, which may include in the case of debt, declaring the entire amount of the debt immediately due and payable; foreclosing on any residences or other collateral securing the obligation; and in the case of a lease, terminating the lease and suing for damages.

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

     In September 2000, we reached an agreement to settle the class action litigation relating to the restatement of our condensed consolidated financial statements for the years ended December 31, 1996 and 1997 and the first three fiscal quarters of 1998. This agreement received final court approval on November 30, 2000 and we were dismissed from the litigation with prejudice. On September 28, 2001, we made our final installment of $1.0 million on our promissory note for the class action litigation settlement. Although we were dismissed from the litigation with prejudice, a dispute which arose with our corporate liability insurance carriers remains unresolved. At the time we settled the class action litigation, the Company and the insurance carriers agreed to resolve this dispute through binding arbitration, and we filed a complaint for a declaratory judgment that we are not liable to the carriers as claimed. The carriers counter-claimed to recover an amount capped at $4.0 million.

     After filing for bankruptcy on October 1, 2001, we made a motion for dismissal of our complaint for declaratory relief in the arbitration based upon having filed for bankruptcy protection. An objection was filed to our motion, and one of our insurance carriers filed a proof of claim in the amount of $4.0 million in the bankruptcy proceeding. We dispute that claim. We offered (and the offer currently remains outstanding) to settle the dispute for $75,000 to be paid out as an Allowed Class 4 Claim in the bankruptcy process. See Note 3 to the condensed consolidated financial statements included elsewhere herein.

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

     The operation of assisted living facilities and the provision of health care services are subject to state and federal laws, and state and local licensure, certification and inspection laws that regulate, among other matters, the number of licensed residences and units per residence; the provision of services; equipment; staffing, including professional licensing and criminal background checks; operating policies and procedures; fire prevention measures; environmental matters; resident characteristics; physical design and compliance with building and safety codes; confidentiality of medical information; safe working conditions; family leave; and disposal of medical waste.

     The cost of compliance with these regulations is significant. In addition, it could adversely affect our financial condition or results of operations if a court or regulatory tribunal were to determine we have failed to comply with any of these laws or regulations. Because these laws and regulations are amended from time to time, we cannot predict when and to what extent liability may arise. See “- We must comply with laws and regulations regarding the confidentiality of medical information,” “— We must comply with restrictions imposed by laws benefiting disabled persons”, “— We may incur significant costs and liability as a result of medical waste” and “— We may incur significant costs related to environmental remediation or compliance.”

     In the ordinary course of business, we receive and have received notices of deficiencies for failure to comply with various regulatory requirements. We review such notices and, in most cases, will agree with the regulator upon the steps to be taken to bring the facility into compliance with regulatory requirements. From time to time, we may dispute the matter and sometimes will seek a hearing if we do not agree with the regulator. In some cases or upon repeat violations, the regulator may take one or more adverse actions against a facility, such as the imposition of fines — the Company paid $15,000 and $1,800, respectively, in the aggregate for the year ended December 31, 2001 and the June 30, 2002 YTD Period; temporary stop placement of admission of new residents, or imposition of other conditions to admission of new residents to a facility; termination of a facility’s Medicaid contract; conversion of a facility’s license to provisional status; and suspension or revocation of a facility’s license, which in 2001 included one residence in Washington against which the state has commenced license revocation procedures. This matter was previously settled in 2002.

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

     Many assisted living markets have been overbuilt, including certain markets in which we currently operate. In addition, the barriers to entry into the assisted living industry are not substantial. The effects of overbuilding include significantly longer fill up periods for our residences and our subsidiaries’ residences; newly opened competitor facilities may attract residents from some or all of our current facilities; there is pressure to lower or not increase rates paid by residents in the our residences; there is increased competition for workers in already tight labor markets; and our profit margins are lower until vacant units in our residences are filled.

     If we are unable to compete effectively in markets as a result of overbuilding, we will suffer lower revenue and may suffer a loss of market share and/or cash.

     Due to market conditions facing one location in Indiana, we closed the facility, effective March 15, 2002. This facility is presently listed for sale.

We may not be able to attract and retain qualified employees and control labor costs.

     We compete with other providers of long-term care with respect to attracting and retaining qualified personnel. A shortage of qualified personnel may require us to enhance our wage and benefits packages in order to compete. Some of the states in which we operate impose licensing requirements on individuals serving as administrators at assisted living residences, and others may adopt similar requirements. We also depend upon the available labor pool of lower-wage employees. We cannot guarantee that our labor costs will not increase, or that, if they do increase, they can be matched by corresponding increases in revenue.

Our business relies heavily on certain markets and an economic downturn or changes in the laws affecting our business in those markets could have a material adverse effect on our results.

     Our business depends significantly on our properties located in Texas, Indiana, Oregon, Ohio and Washington. As of June 30, 2002, 21.9% of our residences were located in Texas, 10.9% in Indiana, 9.8% in Oregon, 9.8% in Ohio and 8.7% in Washington. An economic downturn, or changes in the laws affecting our business, in these markets could have a material adverse effect on our operating results.

We depend on reimbursement by governmental payors and other third parties for a significant portion of our revenue.

     Although revenue at a majority of our residences comes primarily from private payors, we derive a substantial portion of our revenue from reimbursements by third-party governmental payors, including state Medicaid waiver programs. We expect that state Medicaid waiver programs will continue to constitute a significant source of our revenue in the future, and it is possible that the proportionate percentage of revenue received by us from Medicaid waiver programs will increase. There are continuing efforts by governmental payors and by non-governmental payors, such as commercial insurance companies and health maintenance organizations, to contain or reduce the costs of health care by lowering reimbursement rates, increasing case management review of services and negotiating reduced contract pricing. Also, there have been, and we expect that there will continue to be, additional proposals to reduce the federal and some state budget deficits by limiting Medicaid reimbursement in general. If any of these proposals are adopted at either the federal or the state level, it could have a material adverse effect on our business, financial condition, results of operations and prospects. The state of Washington recently approved legislation which would limit future increase in rental reimbursements and may actually reduce current reimbursement rates. Additionally, the state of New Jersey currently has limited additional beds for eligible Medicaid residences. This may limit our ability to move new Medicaid residents into our New Jersey facilities or to retain residents who reach Medicaid eligibility while living in our New Jersey facilities.

     The following table sets forth the sources of our revenue for states where we participate in Medicaid programs. The portion of revenue received from state Medicaid agencies are labeled as “Medicaid State Paid Portion” while the portion of our revenue that a Medicaid-eligible resident must pay out of his or her own resources is labeled “Medicaid Resident Paid Portion.”

	Six Months Ended			Six Months Ended
	June 30, 2001			June 30, 2002

	Medicaid		Private	Medicaid		Private

	State	Resident	Resident	State	Resident	Resident
	Paid	Paid	Paid	Paid	Paid	Paid
	Portion	Portion	Portion	Portion	Portion	Portion

Oregon	28.7%	16.6%	54.7%	25.5%	14.8%	59.7%
Washington	30.0%	17.1%	52.9%	30.6%	18.5%	50.8%
Idaho	15.8%	10.7%	73.5%	14.0%	11.3%	74.7%
Arizona	14.6%	12.5%	72.9%	18.4%	15.3%	66.4%
New Jersey	19.5%	6.3%	74.1%	25.5%	4.6%	69.9%
Texas	15.3%	7.9%	76.8%	15.6%	8.5%	75.9%
Nebraska	9.1%	5.5%	85.4%	10.1%	5.8%	84.1%

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

     For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect our future results of operations and cash flows. We had variable rate debt of $69.9 million outstanding at June 30, 2002 with a weighted average interest rate of 5.6%, of which $43.7 million has an interest rate floor of 8.0%. Assuming that our balance of variable rate debt, excluding $43.7 million which has an interest rate floor of 8.0%, remains constant at $26.2 million, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in cash flows, of $262,000. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in cash flows, of $262,000. For our $43.7 million of variable rate debt which has a interest rate floor of 8.0%, each one-percent increase in interest rates in excess of 8.0% would result in an annual increase in interest expense, and a corresponding decrease in cash flows, of $437,000. Conversely, each one-percent decrease at interest rates of 9.0% or greater would result in an annual decrease in interest expense, and a corresponding increase in cash flows, of $437,000.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Insurance Coverage Dispute

     In September, 2000, the Company reached an agreement to settle the class action litigation relating to the restatement of its condensed consolidated financial statements for the years ended December 31, 1996 and 1997 and the first three fiscal quarters of 1998. This agreement received final court approval on November 30, 2000 and the Company was dismissed from the litigation with prejudice. On September 28, 2001, the Company made its final installment of $1.0 million on its promissory note for the class action litigation settlement. Although the Company was dismissed from the litigation with prejudice, a dispute which arose with its corporate liability insurance carriers remains unresolved. At the time the Company settled the class action litigation, the Company and the insurance carriers agreed to resolve this dispute through binding arbitration, and the Company filed a complaint for a declaratory judgment that it was not liable to the carriers as claimed. The carriers counter-claimed to recover an amount capped at $4.0 million.

     After filing for bankruptcy on October 1, 2001, the Company made a motion for dismissal of its complaint for declaratory relief in the arbitration based upon having filed for bankruptcy protection. An objection was filed to its motion, and one of its insurance carriers filed a proof of claim in the amount of $4.0 million in the bankruptcy proceeding. The Company disputes that claim. The Company offered (and the offer currently remains outstanding) to settle the dispute for $75,000 to be paid out as a general unsecured claim in the bankruptcy process. (See Note 2 to the condensed consolidated financial statements included elsewhere herein).

     In addition to the matter referred to in the immediately preceding paragraphs, the Company is involved in various lawsuits and claims arising in the normal course of business. In the aggregate, management does not believe that the ultimate resolution of such other suits and claims would have a material adverse effect on the Company’s financial condition.

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

Item 6. Exhibits and Reports on Form 8-K

     (a)  The following documents are filed as part of this report:

Exhibit
Number

12	Ratio of Earnings to Fixed Charges
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K.

     We filed a report on Form 8-K on May 16, 2002 pursuant to Item 5 of Form 8-K announcing the appointment of Matthew G. Patrick as Chief Financial Officer, Senior Vice President and Treasurer.

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSISTED LIVING CONCEPTS, INC. Registrant

By:		/s/ MATTHEW PATRICK

	Name:	Matthew Patrick
	Title:	Senior Vice President, Chief Financial Officer and Treasurer

August 8, 2002

By:		/s/ M. CATHERINE MALONEY

	Name:	M. Catherine Maloney
	Title:	Vice President and Chief Accounting Officer

August 8, 2002

EXHIBIT INDEX

Exhibit
Number

12	Ratio of Earnings to Fixed Charges
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002