Form 10-Q
period 2002-09-30
ASSISTED LIVING CONCEPTS INC
filed 2002-11-12
CIK 929994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20459

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period ended September 30, 2002

or

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

         Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrants was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

         The Registrant had 6,431,759 shares of common stock, $.01 par value, outstanding at November 8, 2002.

ASSISTED LIVING CONCEPTS, INC.

FORM 10-Q
September 30, 2002

INDEX

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ASSISTED LIVING CONCEPTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	Successor Company

	December 31,	September 30,
	2001	2002

ASSETS

Current assets:

Cash and cash equivalents	$6,077	$2,973

Cash restricted for resident security deposits	2,415	2,432

Receivable from sale of properties	—	4,500

Accounts receivable, net of allowance for doubtful accounts: 2002 - $204	2,328	2,417

Prepaid expenses	983	1,567

Cash restricted for workers’ compensation claims	2,825	5,119

Assets held for sale	188	890

Other current assets	3,674	3,513

Total current assets	18,490	23,411

Restricted cash	5,349	5,301

Property and equipment, net	196,548	187,893

Other assets, net	1,866	1,945

Total assets	$222,253	$218,550

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,450	$1,079

Accrued real estate taxes	4,523	4,778

Other accrued expenses	12,390	10,633

Resident security deposits	2,471	2,160

Other current liabilities	652	881

Current portion of unfavorable lease adjustment	681	647

Current portion of long-term debt and capital lease obligation	2,622	8,585

Total current liabilities	24,789	28,763

Other liabilities	89	371

Unfavorable lease adjustment, net of current portion	3,115	2,638

Long-term debt and capital lease obligation, net of current portion	161,461	158,621

Total liabilities	189,454	190,393

Contingencies

Shareholders’ equity:

Preferred stock, $.01 par value; 3,250,000 shares authorized; none issued or outstanding	—	—

Common Stock, $.01 par value; 20,000,000 shares authorized; issued and outstanding 6,431,759 shares (68,241 shares to be issued upon settlement of pending claims)	65	65

Additional paid-in capital	32,734	32,734

Accumulated deficit	—	(4,642)

Total shareholders’ equity	32,799	28,157

Total liabilities and shareholders’ equity	$222,253	$218,550

         The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Predecessor	Successor	Predecessor	Successor
	Company	Company	Company	Company

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2002	2001	2002

Revenue	$37,142	$39,177	$109,680	$114,201

Operating expenses:

Residence operating expenses	25,278	27,280	74,178	79,125

Corporate general and administrative	4,546	4,178	13,254	14,073

Building rentals	1,749	941	5,349	2,806

Building rentals with related party	2,297	2,120	6,889	6,360

Depreciation and amortization	2,415	1,692	7,277	4,960

Total operating expenses	36,285	36,211	106,947	107,324

Operating income	857	2,966	2,733	6,877

Other income (expense):

Interest expense	(5,303)	(3,545)	(14,610)	(10,602)

Interest income	95	55	382	160

Other income (expense), net	14	14	(55)	36

Total other expense, net	(5,194)	(3,476)	(14,283)	(10,406)

Loss before debt restructure and reorganization costs	(4,337)	(510)	(11,550)	(3,529)

Debt restructure and reorganization costs	(2,805)	(14)	(4,171)	(680)

Loss from continuing operations	(7,142)	(524)	(15,721)	(4,209)

Loss from discontinued operations	(191)	(39)	(421)	(433)

Net loss	$(7,333)	$(563)	$(16,142)	$(4,642)

Basic and diluted loss per share from continuing operations	$(0.42)	$(0.08)	$(0.92)	$(0.64)

Basic and diluted loss per share from discontinued operations	(0.01)	(0.01)	(0.02)	(0.07)

Basic and diluted net loss per share	$(0.43)	$(0.09)	$(0.94)	$(0.71)

Basic and diluted weighted average shares outstanding	17,121	6,500	17,121	6,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Predecessor	Successor
	Company	Company

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2001	September 30, 2002

Operating Activities:

Net loss	$(16,142)	$(4,642)

Adjustment to reconcile net loss to net cash used in operating activities

Depreciation and amortization	7,277	4,960

Amortization of debt issuance costs	2,712	80

Amortization of fair value adjustment to building rentals	—	(511)

Amortization of fair market adjustment to long-term debt	—	320

Amortization of discount on long-term debt	—	328

Straight line adjustment to building rentals	—	282

Interest paid-in-kind	—	915

Provision for doubtful accounts	(113)	207

Loss on disposal of assets	88	—

Loss (gain) on operations of discontinued operations	421	(112)

Loss on disposal of discontinued operations	—	545

Changes in working capital items:

Accounts receivable	191	(296)

Prepaid expenses	1,670	(584)

Other current assets	(1,618)	225

Other assets	(595)	(80)

Accounts payable	(1,189)	(371)

Accrued expenses	1,373	(1,502)

Resident security deposits	(14)	(311)

Other current liabilities	(8,295)	229

Other liabilities	(463)	—

Net cash used in continuing operations	(14,697)	(318)

Net cash provided by (used in) discontinued operations	(28)	203

Investing Activities:

Increase in restricted cash	(1,564)	(2,263)

Purchases of property and equipment	(1,494)	(2,207)

Net cash used in investing activities	(3,058)	(4,470)

Financing Activities:

Proceeds from long-term debt	25,466	3,508

Payments on long-term debt and capital lease obligation	(4,278)	(1,948)

Payments on bridge loan payable	(4,000)	—

Debt issuance costs	(3,706)	(79)

Net cash provided by financing activities	13,482	1,481

Net decrease in cash and cash equivalents	(4,301)	(3,104)

Cash and cash equivalents, beginning of period	9,889	6,077

Cash and cash equivalents, end of period	5,588	$2,973

Supplemental disclosure of cash flow information:

Cash payments for interest	$9,641	$8,472

Reclassification of other current and other liabilities to current and non-current long-term debt and capital lease obligation	$550	$—
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

3. Basis of Presentation

         The condensed consolidated financial statements included herein have been prepared by the Company without audit and in the opinion of management include all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2001 and 2002, pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K/A for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results for a full year.

         The results of operations for the three and nine months ended September 30, 2001 and 2002 reflect the continuing operations of 178 residences. Results of operations for five residences which sold on September 30, 2002 and one residence pending sale are included in “Loss from Discontinued Operations” in the accompanying financial statements. (See Note 12).

4. Fresh Start Reporting and Factors Affecting Comparability of Financial Information

         Upon emergence from Chapter 11 proceedings, the Company adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting By Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). In connection with the adoption of fresh-start reporting, a new entity has been deemed created for financial reporting purposes. For financial reporting purposes, the Company adopted the provisions of fresh-start reporting effective December 31, 2001. Consequently, the condensed consolidated financial statements and related information at and subsequent to December 31, 2001 are labeled “Successor Company,” and reflect the Plan and the principles of fresh-start reporting. Periods presented prior to December 31, 2001 have been designated “Predecessor Company.”

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

         As a consequence of the implementation of fresh-start reporting effective December 31, 2001 the financial information presented in the condensed consolidated statements of operations for the three and nine months ended September 30, 2001 and the corresponding statements of cash flows for the nine months ended September 30, 2001 are generally not comparable to the financial results for the three and nine months ended September 30, 2002. Any financial information herein labeled “Predecessor Company” refers to periods prior to the adoption of fresh-start reporting, while those labeled “Successor Company” refer to periods following the Company’s reorganization.

         The lack of comparability in the accompanying condensed consolidated financial statements relates primarily to the Company’s capital costs (building rentals, interest, depreciation and amortization), as well as debt restructuring and reorganization costs.

5. New Accounting Pronouncement

         The Company adopted Statement of Financial Accounting Standards (“SFAS”) No.144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002. SFAS No.144 broadened the presentation for discontinued operations to include a component of an entity. Based upon the broadened definition, the properties pending sale or sold by the Company meet the criteria to be treated as discontinued operations. Accordingly, the revenues and expenses and any estimated losses associated with the sale have been classified as “loss from discontinued operations” in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2001 and 2002.

6. Cash and Cash Equivalents

         The Company’s cash and cash equivalents consist of the following (in thousands):

	December 31,	September 30,
	2001	2002

Cash	$5,022	$541

Cash equivalents	1,055	2,432

Total cash and cash equivalents	$6,077	$2,973

7. Long-Term Restricted Cash

         Long-term restricted cash consists of the following (in thousands):

	December 31,	September 30,
	2001	2002

Cash held for loan agreements with U.S

Bank National Association (“U.S. Bank”)	$4,338	$4,329

Cash held in accordance with lease agreements	970	972

State regulated restricted resident security deposits	41	—

Total long-term restricted cash	$5,349	$5,301

8. Property And Equipment

         The Company’s property and equipment consists of the following (in thousands):

	December 31,	September 30,
	2001	2002

Land	$22,177	$21,147

Buildings and improvements	166,443	162,164

Equipment	3,937	5,732

Furniture	3,991	3,810

Total property and equipment	196,548	192,853

Less accumulated depreciation	—	4,960

Property and equipment, net	$196,548	$187,893

         Land, buildings and certain furniture and equipment relating to 124 owned residences serve as collateral for long-term debt.

9. Long-Term Debt

         As of December 31, 2001 and September 30, 2002, long-term debt consists of the following (in thousands):

	December 31, 2001		September 30, 2002

	Carrying	Principal	Carrying	Principal
	Amount	Amount	Amount	Amount

Trust Deed Notes, payable to the State of Oregon Housing and Community Services Department (OHCS) due 2028	$9,849	$9,741	$9,727	$9,623

Variable Rate Multifamily Revenue Bonds, payable to the Washington State Housing Finance Commission Department due 2017	7,521	7,605	7,526	7,605

Variable Rate Demand Revenue Bonds, Series 1997, payable to the Idaho Housing and Finance Association due 2017	6,542	6,615	6,276	6,345

Variable Rate Demand Revenue Bonds, Series A-1 and A-2 payable to the State of Ohio Housing Finance Agency due 2018	11,888	12,020	11,449	11,575

Housing and Urban Development Insured Mortgages due 2036	7,374	7,457	7,342	7,423

New Senior Secured Notes due 2009	40,250	40,250	40,250	40,250

New Junior Secured Notes due 2012	12,628	12,628	13,874	13,874

Mortgages payable due 2008	28,513	28,463	28,128	28,080

G.E. Capital (Previously Heller Healthcare Finance, Inc.) Credit Facility due 2005	39,222	40,458	42,591	43,516

Capital lease obligations due 2002	296	301	43	46

Total long-term debt	164,083	$165,538	167,206	$168,337

Less current portion	2,622		8,585

Long-term debt	$161,461		$158,621

         On January 1, 2002 the Company’s Plan of Reorganization became effective. The Company’s Plan of Reorganization included the issuance of $40.25 million aggregate principal amount of seven-year secured notes (the “New Senior Secured Notes”), bearing interest at 10% per annum, payable semi-annually in arrears, and $15.25 million aggregate principal amount of ten-year secured notes (the “New Junior Secured Notes” and collectively with the New Senior Secured Notes, the “New Notes”), bearing interest payable in additional New Junior Secured Notes for three years at 8% per annum and thereafter payable in cash at 12% per annum, payable semi-annually in arrears. The New Junior Secured Notes were issued at a discount of $2.6 million. The discount is being amortized over the life of the New Junior Secured Notes at an effective interest rate of 13.0%. The New Notes are secured by 52 properties. (See Note 2).

         Of the face amount of $55.5 million outstanding of the New Notes at December 31, 2001 and September 30, 2002, $18.2 million and $19.5 million, respectively, is payable to related parties. (See Note 10).

         As of September 30, 2002, $5.4 million of the New Senior Secured Notes have been classified in current portion of long-term debt. This includes net proceeds of approximately $4.5 million from the sale of five Florida and Georgia properties, which closed on September 30, 2002 and $871,000 representing the book value of one Indiana property, which is pending sale and expected to close by December 31, 2002, subject to certain closing conditions. The proceeds from the five Florida and Georgia properties were received in October 2002 and will be used by the trustee to redeem New Senior Secured Notes on November 8, 2002.

         The Company’s Washington, Idaho and Ohio Revenue Bonds are secured by a combination of cash, residences and letters of credit. The letters of credit have been issued by U.S. Bank and the underlying credit agreements between U.S. Bank and the Company contain restrictive covenants that include compliance with certain financial ratios.

         In May 2002, the Company amended its existing agreement with U.S. Bank, establishing new covenants, with which the Company was in compliance as of September 30, 2002. Failure to comply with these covenants would constitute an event of default, which would allow U.S. Bank to declare any amounts outstanding under the loan documents to be due and payable. Certain of the Company’s leases and loan agreements contain covenants and cross-default provisions such that a default on one of those agreements could cause the Company to be in default on one or more other agreements, which would have a material adverse effect on the Company.

10. Related Party Transactions

         Andre Dimitriadis, who has been a member of the Company’s Board of Directors since January 2002, is the President, Chief Executive Officer and Chairman of the Board of LTC Properties, Inc. (“LTC”). The Company currently leases 37 properties (1,426 units) from LTC. The Company incurred rent expense under these leases of $6.9 million and $6.4 million for the nine months ended September 30, 2001 and 2002, respectively, pursuant to these leases.

         Certain members of the Company’s Board of Directors own, [or beneficially own], $19.5 million of the Company’s publicly traded New Notes as of September 30, 2002. The Company has incurred interest expense on these publicly traded New Notes held by these related parties of approximately $458,000 and $1.4 million for the three and nine months ended September 30, 2002, respectively. At September 30, 2002, interest expense of approximately $338,000 is payable in cash and $121,000 is payable-in-kind and increases the related parties’ ownership of the New Notes.

11. Income Taxes

         The Company has provided no benefit for income taxes as the Company recorded a full valuation allowance on its deferred tax assets. The Company believes it is more likely than not that some portion or all of the deferred tax assets will not be realized.

12. Discontinued Operations

         On September 30, 2002 the Company completed the sale of four Florida residences and one Georgia residence. The transaction resulted in a loss of approximately $546,000. These residences serve as part of the collateral for the New Notes; therefore, net proceeds from the sale must be used to reduce the outstanding principal amount of the New Senior Notes. Net proceeds from the sale of approximately $4.5 million were received in October 2002 and are expected to be redeemed by the trustee on November 8, 2002. The Company has included the outstanding principal amount of the New Senior Notes expected to be paid upon redemption by the trustee in “current portion of long-term debt” in the accompanying balance sheet at September 30, 2002.

         In March 2002 the Company closed one Indiana residence. The Company entered into an agreement to sell this residence and expects the sale to close by December 31, 2002, subject to certain closing conditions. Net property and equipment is included in “assets held for sale” at September 30, 2002 in the accompanying balance sheet. This residence serves as part of the collateral for the New Notes; therefore, expected net proceeds from the sale of this residence must be used to reduce the outstanding principal amount of the New Senior Notes. Accordingly, the “current portion of long-term debt” in the accompanying balance sheet at September 30, 2002 has been increased by $871,000 representing the book value of this residence.

         In accordance with SFAS No. 144, the results of operations for these six residences and the loss incurred on the sale have been included in “loss from discontinued operations” in the accompanying financial statements for the three and nine months ended September 30, 2001 and 2002.

13. Contingencies

         From time to time the Company is involved in judicial and administrative proceedings incidental to our business. Although occasional adverse decisions (or settlements) may occur, the Company is not party to any legal proceedings, which, in the opinion of management, would have a material adverse affect on the Company’s financial position, results of operations or liquidity. The Company has accrued a liability for general and professional liability risks, based on historical data, for losses up to its insured retention levels.

14. Subsidiary Guarantee of New Notes

         The New Notes, issued by the Company, are publicly traded and the repayment of these notes is guaranteed by two wholly-owned subsidiaries of the Company: ALC Indiana, Inc. and Home and Community Care, Inc. (“HCI”). HCI and Carriage House Assisted Living, Inc. (“Carriage House”), a wholly-owned subsidiary of the Company, are also co-obligors of the New Notes. The following information is presented as required under the Securities and Exchange Commission Financial Reporting Release No. 55 in connection with the guarantee of the New Notes by the Company’s wholly-owned subsidiaries. The operating and investing activities of the separate legal entities included in the condensed consolidated financial statements are fully interdependent and integrated with the Company and each other.

Successor Company
Consolidating Balance Sheet
September 30, 2002

		Wholly-Owned Subsidiaries

					Non-
		ALC Indiana,	Carriage		Participating	Consolidating	Consolidated
	ALC, Inc.	Inc.	House	HCI	Subsidiaries	Adjustments	Total

Current Assets:

Cash and cash equivalents	$2,973	$—	$—	$—	$—	$—	$2,973

Cash restricted for resident security deposits	2,432	—	—	—	—	—	2,432

Restricted cash from sale of properties	4,500	—	—	—	—	—	4,500

Accounts receivable, net	2,178	—	—	7	232	—	2,417

Prepaid expenses	1,567	—	—	—	—	—	1,567

Cash restricted for workers’ compensation claims	5,119	—	—	—	—	—	5,119

Assets held for sale	890			—	—		890

Other current assets	1,486	—	—	7	2,020	—	3,513

Total current assets	21,145	—	—	14	2,252	—	23,411

Restricted cash	5,301	—	—	—	—	—	5,301

Receivable from subsidiaries/parent	1,118	4,916	—	2,709	895	(9,638)	—

Property and equipment, net	87,781	12,664	3,583	4,196	79,669	—	187,893

Investment in subsidiaries	27,155	—	—	—	—	(27,155)	—

Other assets, net	1,516	—	—	—	429	—	1,945

Deferred tax asset	—	217	—	—	—	(217)	—

Total assets	$144,016	$17,797	$3,583	$6,919	$83,245	$(37,010)	$218,550

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$734	$—	$—	$1	$344	$—	$1,079

Accrued real estate taxes	2,977	357	186	86	1,172	—	4,778

Other accrued expenses	10,451	—	—	9	173	—	10,633

Resident security deposits	1,956	—	—	—	204	—	2,160

Other current liabilities	881				—		881

Current portion of unfavorable lease adjustment	547	—	87	—	13	—	647

Current portion of long-term debt and capital lease obligation	6,653	—	—	—	1,932	—	8,585

Total current liabilities	24,199	357	273	96	3,838	—	28,763

Other liabilities	346	—	25	—	—	—	371

Unfavorable lease adjustment	2,204	—	366	—	68	—	2,638

Long-term debt and capital lease obligation, net of current portion	82,195	—	—	—	76,126	—	158,621

Payable to subsidiaries/parent	8,520	—	1,118	—	—	(9,638)	—

Deferred tax liability	217	—	—	—	—	(217)	—

Total liabilities	117,681	357	1,782	96	80,032	(9,855)	190,393

Shareholders’ equity:

Common stock	65	—	—	—	—	—	65

Additional paid-in capital	27,967	16,342	2,548	7,365	5,667	(27,155)	32,734

Retained earnings (accumulated deficit)	(1,997)	1,098	(747)	(542)	(2,454)	—	(4,642)

Total shareholders’ equity	26,035	17,440	1,801	6,823	3,213	(27,155)	28,157

Total liabilities and shareholders’ equity	$143,716	$17,797	$3,583	$6,919	$83,245	$(37,010)	$218,550

Successor Company
Consolidating Balance Sheet
December 31, 2001

		Wholly-Owned Subsidiaries

					Non-
		ALC Indiana,	Carriage		Participating	Consolidating	Consolidated
	ALC, Inc.	Inc.	House	HCI	Subsidiaries	Adjustments	Total

Current Assets:

Cash and cash equivalents	$6,077	$—	$—	$—	$—	$—	$6,077

Cash restricted for resident security deposits	2,415	—	—	—	—	—	2,415

Accounts receivable, net	2,086	—	—	15	227	—	2,328

Prepaid expenses	940	—	—	—	43	—	983

Cash restricted for workers’ compensation claims	2,825	—	—	—	—	—	2,825

Other current assets	2,209	—	—	24	1,629	—	3,862

Total current assets	16,552	—	—	39	1,899	—	18,490

Restricted cash	5,349	—	—	—	—	—	5,349

Receivable from subsidiaries/parent	3,432	3,553	—	846	—	(7,831)	—

Property and equipment, net	95,509	12,917	3,576	6,610	77,936	—	196,548

Investment in subsidiaries	32,095	—	—	—	—	(32,095)	—

Other assets, net	1,511	—	—	—	355	—	1,866

Deferred tax asset	(217)	217	—	—	—	—	—

Total assets	$154,231	$16,687	$3,576	$7,495	$80,190	$(39,926)	$222,253

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:

Accounts payable	933	—	—	5	512	—	1,450

Accrued real estate taxes	2,451	315	240	90	1,427	—	4,523

Other accrued expenses	11,989	30	—	17	354	—	12,390

Tenant security deposits	2,120	—	—	18	333	—	2,471

Other current liabilities	652	—	—	—	—	—	652

Current portion of unfavorable lease adjustment	589	—	92	—	—	—	681

Current portion of long-term debt and capital lease obligation	2,079	—	—	—	543	—	2,622

Total current liabilities	20,813	345	332	130	3,169	—	24,789

Other liabilities	11	—	—	—	78	—	89

Unfavorable lease adjustment	2,686	—	429	—	—	—	3,115

Long-term debt and capital lease obligation, net of current portion	90,859	—	—	—	70,602	—	161,461

Payable to subsidiaries/parent	6,890	—	267	—	674	(7,831)	—

Total liabilities	121,259	345	1,028	130	74,523	(7,831)	189,454

Shareholders’ equity:

Common stock	65	16,342	—	—	—	(16,342)	65

Additional paid-in capital	32,907	—	2,548	7,365	5,667	(15,753)	32,734

Total shareholders’ equity	32,972	16,342	2,548	7,365	5,667	(32,095)	32,799

Total liabilities and shareholders’ equity	$154,231	$16,687	$3,576	$7,495	$80,190	$(39,926)	$222,253

Predecessor Company
Consolidating Statement of Operations
Nine months ended September 30, 2002

		Wholly-Owned Subsidiaries

					Non-
		ALC Indiana,	Carriage		Participating	Consolidating	Consolidated
	ALC, Inc.	Inc.	House	HCI	Subsidiaries	Adjustments	Total

Revenue	$102,593	$—	$—	$—	$11,608	$—	$114,201

Management fee income	47	—	229	—	48	(324)	—

Lease income	—	1,620	—	—	1,230	(2,850)	—

Operating expenses:

Residence operating expenses	69,797	222	179	—	8,927	—	79,125

Corporate general and administrative	14,073	—	—	—	—	—	14,073

Building rentals	2,106	—	700	—	—	—	2,806

Building rentals to related party	6,360	—	—	—	—	—	6,360

Depreciation and amortization	2,612	300	97	—	1,951	—	4,960

Management fee expense	324	—	—	—	—	(324)	—

Lease expense	2,850	—	—	—	—	(2,850)	—

Total operating expenses	98,122	522	976	—	10,878	(3,174)	107,324

Operating income (loss)	4,518	1,098	(747)	—	2,008	—	6,877

Other income (expense):

Interest expense	(5,931)	—	—	—	(4,671)	—	(10,602)

Interest income	160	—	—	—	—	—	160

Other income, net	36	—	—	—	—	—	36

Total other expense, net	(5,735)	—	—	—	(4,671)	—	(10,406)

Income (loss) before debt restructure and reorganization costs	(1,217)	1,098	(747)	—	(2,663)	—	(3,529)

Debt restructure and reorganization costs	(680)	—	—	—	—	—	(680)

Income (loss) from continuing operations	(1,897)	1,098	(747)	—	(2,663)	—	(4,209)

Loss from discontinued operations	(100)	—	—	(542)	209	—	(433)

Net income (loss)	$(1,997)	$1,098	$(747)	$(542)	$(2,454)	$—	$(4,642)

Predecessor Company
Consolidating Statement of Cash Flows
Nine months ended September 30, 2002

		Wholly-Owned Subsidiaries

					Non-
		ALC Indiana,	Carriage		Participating	Consolidated
	ALC, Inc.	Inc.	House	HCI	Subsidiaries	Total

Operating Activities:

Net income (loss)	$(1,997)	$1,098	$(747)	$(542)	$(2,454)	$(4,642)

Adjustment to reconcile net income loss to net cash (used in) provided by operating activities:

Depreciation and amortization	2,642	300	97	—	1,921	4,960

Amortization of debt issuance costs	80	—	—	—	—	80

Amortization of fair value adjustment to building rentals	(446)	—	(68)	—	3	(511)

Amortization of fair market adjustment to long-term debt	320	—	—	—	—	320

Amortization of discount on long-term debt	328	—	—	—	—	328

Straight line adjustment to building rentals	282	—	—	—	—	282

Interest paid-in-kind	915	—	—	—	—	915

Provision for doubtful accounts	207	—	—	—	—	207

Loss/gain on operations of discontinued operations	(193)	—	—	(74)	155	(112)

Loss on disposal of discontinued operations	286	—	—	468	(209)	545

Changes in working capital items:

Receivable from subsidiaries/parent	881	1,877	—	(1,863)	(895)	—

Accounts receivable	(299)	—	—	8	(5)	(296)

Prepaid expenses	(627)	—	—	—	43	(584)

Other current assets	599	—	—	17	(391)	225

Other assets	(2,025)	—	—	1,810	135	(80)

Accounts payable	(199)	—	—	(4)	(168)	(371)

Payable to subsidiaries/parent	(851)	—	851	—	—	—

Accrued expenses	2,187	(3,198)	(54)	(1)	(436)	(1,502)

Other current liabilities	(71)	—	—	(11)	—	(82)

Other liabilities	826	(30)	25	(18)	(803)	—

Net cash provided by (used in) continuing operations	$2,845	$47	$104	$(210)	$(3,104)	$(318)

Net cash provided by (used in) discontinued operations	$118	$—	$—	$210	$(125)	$203

Investing Activities:

Increase in restricted cash	(2,263)	—	—	—	—	(2,263)

Purchases of property and equipment	1,628	(47)	(104)	—	(3,684)	(2,207)

Net cash used in investing activities	(635)	(47)	(104)	—	(3,684)	(4,470)

Financing Activities:

Proceeds from long-term debt	(3,405)	—	—	—	6,913	3,508

Payments on long-term debt and capital lease obligation	(1,948)	—	—	—	—	(1,948)

Debt issuance costs	(79)	—	—	—	—	(79)

Net cash provided by (used in) financing activities	(5,432)	—	—	—	6,913	1,481

Net decrease in cash and cash equivalents	(3,104)	—	—	—	—	(3,104)

Cash and cash equivalents, beginning of period	6,077	—	—	—	—	6,077

Cash and cash equivalents, end of period	$2,973	$—	$—	$—	$—	$2,973

Predecessor Company
Consolidating Statement of Operations
Nine months ended September 30, 2001

		Wholly-Owned Subsidiaries

					Non-
		ALC Indiana,	Carriage		Participating	Consolidating	Consolidated
	ALC, Inc.	Inc.	House	HCI	Subsidiaries	Adjustments	Total

Revenue	$96,563	$3,350	$—	$—	$9,767	$—	$109,680

Management fee income	45	88	208	—	91	(432)	—

Lease income	—	—	—	—	1,230	(1,230)	—

Operating expenses:

Residence operating expenses	64,554	2,061	94	—	7,469	—	74,178

Corporate general and administrative	13,254	—	—	—	—	—	13,254

Building rentals	1,937	—	760	—	2,652	—	5,349

Building rentals to related party	6,889	—	—	—	—	—	6,889

Property taxes	(90)	90	—	—	—	—	—

Depreciation and amortization	5,069	465	164	—	1,579	—	7,277

Management fees	432	—	—	—	—	(432)	—

Lease expense	1,230	—	—	—	—	(1,230)	—

Total operating expenses	93,275	2,616	1,018	—	11,700	(1,662)	106,947

Operating income (loss)	3,333	822	(810)	—	(612)	—	2,733

Other income (expense):

Interest expense	(12,177)	(48)	—	—	(2,385)	—	(14,610)

Interest income	382	—	—	—	—	—	382

Other expense, net	(55)	—	—	—	—	—	(55)

Total other expense, net	(11,850)	(48)	—	—	(2,385)	—	(14,283)

Income (loss) before debt restructure and reorganization costs	(8,517)	774	(810)	—	(2,997)	—	(11,550)

Debt restructure and reorganization costs	(4,171)						(4,171)

Income (loss) from continuing operations	(12,688)	774	(810)	—	(2,997)	—	(15,721)

Loss from discontinued operations	(58)	—	—	(226)	(137)	—	(421)

Net income (loss)	$(12,746)	$774	$(810)	$(226)	$(3,134)	$—	$(16,142)

Predecessor Company
Consolidating Statement of Cash Flows
Nine months ended September 30, 2001

		Wholly-Owned Subsidiaries

					Non-
		ALC Indiana,	Carriage		Participating	Consolidated
	ALC, Inc.	Inc.	House	HCI	Subsidiaries	Total

Operating Activities:

Net income (loss)	$(12,746)	$774	$(810)	$(226)	$(3,134)	$(16,142)

Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities:

Depreciation and amortization	5,074	465	164	—	1,574	7,277

Income tax expense	126	(126)	—	—	—	—

Amortization of debt issuance costs	2,712	—	—	—	—	2,712

Straight line adjustment to building rentals	—	—	—	—	—	—

Provision for doubtful accounts	(113)	—	—	—	—	(113)

Gain/loss on disposal of assets	88	—	—	—	—	88

Loss (gain) on operations of discontinued operations	58	—	—	226	137	421

Changes in working capital items:

Receivable from subsidiaries/parent	8,960	(2,870)	—	(86)	(6,004)	—

Accounts receivable	(18)	(6)	—	2	213	191

Prepaid expenses	1,601	1	—	1	67	1,670

Other current assets	(1,631)	(51)	—	1	63	(1,618)

Other assets	(719)	—	—	—	124	(595)

Accounts payable	(1,480)	(28)	—	10	309	(1,189)

Payable to subsidiaries/parent	1,023	1,834	803	—	(3,660)	—

Accrued expenses	1,949	25	(136)	—	(465)	1,373

Other current liabilities	(8,309)	—	—	—	—	(8,309)

Other liabilities	(326)		(3)		(134)	(463)

Tenant security deposits	278	(7)	—	(1)	(270)	—

Net cash provided by (used in) continuing operations	$(3,473)	$11	$18	$(73)	$(11,180)	$(14,697)

Net cash provided by (used in) discontinued operations	$(142)	$—	$—	$116	$(2)	$(28)

Investing Activities:

Increase in restricted cash	(1,564)	—	—	—	—	(1,564)

Purchases of property and equipment	(1,120)	(11)	(18)	(43)	(302)	(1,494)

Net cash used in investing activities	(2,684)	(11)	(18)	(43)	(302)	(3,058)

Financing Activities:

Proceeds from long-term debt	13,982	—	—	—	11,484	25,466

Payments on long-term debt and capital lease obligation	(4,278)	—	—	—	—	(4,278)

Payments on bridge loan	(4,000)					(4,000)

Debt issuance costs	(3,706)	—	—	—	—	(3,706)

Net cash provided by financing activities	1,998	—	—	—	11,484	13,482

Net decrease in cash and cash equivalents	(4,301)	—	—	—	—	(4,301)

Cash and cash equivalents, beginning of period	9,889	—	—	—	—	9,889

Cash and cash equivalents, end of period	$5,588	$—	$—	$—	$—	$5,588

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         References in this section to “ALC,” the “Company,” “us” or “we” refer to Assisted Living Concepts, Inc. and its wholly-owned subsidiaries.

General

         We operate, own and lease free-standing assisted living residences in 14 states. These residences are primarily located in small middle-market rural and suburban communities with a population typically ranging from 10,000 to 40,000. We provide personal care and support services, and make available routine nursing services (as permitted by applicable law) designed to meet the personal and health care needs of our residents.

         As of September 30, 2002, we operated 178 residences (6,886 units), of which we owned 123 residences (4,781 units) and leased 55 residences (2,105 units). The Company closed one residence (39 units) in March 2002, which is subject to a sales contract expected to be completed by December 31, 2002, and sold five residences (195 units) on September 30, 2002. The Company is continuously evaluating its portfolio and market conditions, and may buy, sell, lease or agree to manage properties in the future depending on market circumstances and the availability of capital.

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

         We anticipate that the majority of our revenue will continue to come from private pay sources. However, we believe that by having located some of our residences in states with Medicaid waiver programs, we should have an alternative source of revenue to the extent that private pay residents are not available and, in addition, provide our private pay residents with alternative sources of income when their private funds are depleted and they become Medicaid eligible.

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

         The Senior Secured Notes and the Junior Secured Notes (collectively the “New Notes”) were secured by 57 of our properties at the time of issuance. Five of these properties were sold in 2002 and one is subject to a sales contract expected to close by December 31, 2002.

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

Fresh-Start Reporting

         Upon the Effective Date of our Plan of reorganization, we adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting By Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). In connection with the adoption of fresh-start reporting, a new entity has been deemed created for financial reporting purposes. For financial reporting purposes, we adopted the provisions of fresh-start reporting effective December 31, 2001. Consequently, the condensed consolidated balance sheet and related information at December 31, 2001 is labeled “Successor Company,” and reflects the Plan and the principles of fresh-start reporting. Periods presented prior to December 31, 2001 have been designated “Predecessor Company.” For purposes of this Item 2, references to operating results and cash flows for periods ended prior to December 31, 2001 refer to the operating results and cash flows of the Predecessor Company, and references to working capital and other balance sheet data, liquidity and prospective information regarding subsequent periods refer to the Successor Company.

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

Factors Affecting Comparability of Financial Information

         As a consequence of the implementation of fresh-start reporting effective December 31, 2001 (see Note 4 to the condensed consolidated financial statements included elsewhere herein), the financial information presented in the condensed consolidated statement of operations for the three and nine months ended September 30, 2001 and the corresponding statements of cash flows for the nine months ended September 30, 2001 are generally not comparable to the financial results for the three and nine months ended September 30, 2002.

         The lack of comparability in the accompanying condensed consolidated financial statements is most apparent in the Company’s capital costs (building rentals, interest, depreciation and amortization), as well as with debt restructuring and reorganization costs.

Management Changes

         In February 2002, Steven L. Vick replaced Wm. James Nicol as President and Chief Executive Officer. In May 2002, Matthew Patrick replaced Drew Q. Miller as Senior Vice President, Chief Financial Officer and Treasurer. Mr. Vick and Mr. Patrick also serve as Directors of the Company. Additionally, Linda Martin joined us and was appointed Chief Operating Officer in August 2002.

         In June 2002, we eliminated the position of Senior Vice President and Chief Operating Officer which had been held by Nancy Gorshe and the position of Senior Vice President, General Counsel, held by Sandra Campbell. As a result of eliminating these positions, we entered into Separation Agreements and Mutual General Releases with Ms. Gorshe and Ms. Campbell under which, pursuant to their employment agreements, Ms. Gorshe and Ms. Campbell are receiving severance payments totaling $420,000 which are being paid in bi-weekly installments over twelve months.

         In November 2002, in response to evolving public company requirements under the Sarbanes-Oxley Act of 2002, Andre Dimitriadis resigned as a member and as the chair of the Company’s audit committee. Mr. Dimitriadis will continue to serve as a director of the Company. As a result of Mr. Dimitriadis’ resignation, the Company’s Board of Directors appointed Mark Holliday, a current director and member of the audit committee, as chair and appointed Richard Ladd, a current director, as a member of the audit committee.

Overhead Reduction Plan

         In June 2002, we implemented an overhead reduction plan within our corporate office. The plan is expected to result in savings of over $1.3 million per annum (excluding severance costs) from personnel reductions. Severance costs associated with the implementation of this plan are approximately $600,000 and includes severance costs discussed above.

Sale of Existing Residences

         On September 30, 2002 we completed the sale of four Florida residences and one Georgia residence. The transaction resulted in a loss of approximately $546,000. These residences serve as part of the collateral for the New Notes; therefore, net proceeds from the sale must be used to reduce the outstanding principal amount of the New Senior Notes. Net proceeds from the sale of approximately $4.5 million are expected to be redeemed as of November 8, 2002. We have included the outstanding principal amount of the New Senior Notes expected to be paid upon redemption by the trustee in “current portion of long-term debt” in the accompanying balance sheet at September 30, 2002.

         In March 2002 we closed one Indiana residence. We entered into an agreement to sell this residence and expect the sale to close by December 31, 2002, subject to certain closing conditions. Net property and equipment is included in “assets held for sale” at September 30, 2002 in the accompanying balance sheet. This residence serves as part of the collateral for the New Notes; therefore, expected net proceeds from the sale of this residence must be used to reduce the outstanding principal amount of the New Senior Notes. Accordingly, “current portion of long-term debt” in the accompanying balance sheet at September 30, 2002 has been increased by $871,000 representing the book value of this residence.

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

         Income Taxes. Historically, we have not recorded a provision for income taxes as we had generated a loss for both financial reporting and tax purposes. We have recorded a 100% valuation allowance for our net deferred tax assets as we believe it is more likely than not that the benefit will not be realized. Pursuant to SOP 90-7, the income tax benefit, if any, of any future realization of the remaining net operating tax loss carryforwards and other deductible temporary differences existing as of the Effective Date of the Plan of Reorganization will be applied as a reduction to additional paid-in capital.

         Insurance Accruals. We utilize third-party insurance for losses and liabilities associated with general and professional liability claims and workers’ compensation claims subject to established deductible levels on a per occurrence basis. Losses up to these deductible levels are accrued based upon estimates of the aggregate liability for claims incurred utilizing actuarially projected losses, for both incurred claims and incurred but not reported claims.

Results of Operations for the Three Months Ended September 30, 2001 and 2002

         The following table sets forth, for the periods presented, operating expenses as a percentage of revenue, the number of total residences and units operated, average occupancy and rental rates and the sources of our revenue for our 178 residences included in continuing operations. Results of operations for the five residences sold in September 2002 and the one residence subject to a pending sales agreement are included in Loss from Discontinued Operations. The portion of revenue received from state Medicaid agencies are labeled as Medicaid state paid portion” while the portion of our revenue that a Medicaid-eligible resident must pay out of his or her own resources is labeled “Medicaid resident paid portion.”

	Three Months
	Ended September 30,

	Predecessor	Successor
	Company	Company
	2001	2002

Revenue	100.0%	100.0%

Operating expenses:

Residence operating expenses	68.1%	69.6%

Corporate general and administrative	12.2%	10.7%

Building rentals	4.7%	2.4%

Building rentals with related party	6.2%	5.4%

Depreciation and amortization	6.5%	4.3%

Total operating expenses	97.7%	92.4%

Operating income	2.3%	7.6%

Other income (expense):

Interest expense	(14.3)%	(9.0)%

Interest income	0.3%	0.1%

Total other expense, net	(14.0)%	(8.9)%

Loss before debt restructure and reorganization costs	(11.7)%	(1.3)%

Debt restructure and reorganization costs	(7.6)%	(0.0)%

Loss from continuing operations	(19.3)%	(1.3)%

Loss from discontinued operations	(0.5)%	(0.1)%

Net loss	(19.8)%	(1.4)%

Other Data:

Residences operated (end of period)	178	178

Units operated (end of period)	6,881	6,886

Average occupancy rate (based on occupied units)	85.5%	85.6%

End of period occupancy rate (based on occupied units)	86.1%	87.2%

Average monthly rental rate	$2,086	$2,179

Sources of revenue:

Medicaid state paid portion	12.5%	13.3%

Medicaid resident paid portion	6.7%	8.1%

Private resident paid portion	80.8%	78.6%

Total	100.0%	100.0%

         The following table sets forth, for the periods presented, the results of operations for the three months ended September 30, 2001 compared to September 30, 2002 (in millions, except percentages):

	Three Months
	Ended September 30, 2002

	Predecessor	Successor
	Company	Company
	2001	2002	Increase/(Decrease)

Revenue	$37.1	$39.2	$2.1	5.7%

Operating expenses:

Residence operating expenses	25.3	27.3	2.0	7.9%

Corporate general and administrative	4.5	4.2	(0.3)	(6.7)%

Building rentals	1.7	0.9	(0.8)	(47.1)%

Building rentals with related party	2.3	2.1	(0.2)	(8.7)%

Depreciation and amortization	2.4	1.7	(0.7)	(29.2)%

Total operating expenses	36.2	36.2	—	0.0%

Operating income	0.9	3.0	2.1	233.3%

Other income (expense):

Interest expense	(5.3)	(3.6)	1.7	(32.1)%

Interest income	0.1	0.1	—	0.0%

Total other expense, net	(5.2)	(3.5)	1.7	(32.7)%

Loss before debt restructure and reorganization costs	(4.3)	(0.5)	3.8	(88.4)%

Debt restructure and reorganization costs	(2.8)	—	2.8	(100.0)%

Loss from continuing operations	(7.1)	(0.5)	6.6	(93.0)%

Loss from discontinued operations	(0.2)	(0.1)	0.1	(50.0)%

Net loss	$(7.3)	$(0.6)	$6.7	(91.8)%

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001:

         We incurred a net loss of $0.6 million, or $0.09 per basic and diluted common share, on revenue of $39.2 million for the three months ended September 30, 2002 (the “September 2002 Quarter”) as compared to a net loss of $7.3 million or $0.43 per basic and diluted common share, on revenue of $37.1 million for the three months ended September 30, 2001 (the “September 2001 Quarter”).

         Revenue. Revenue was $39.2 million for the September 2002 Quarter as compared to $37.1 million for the September 2001 Quarter, a net increase of $2.1 million or 5.7%. The increase was attributable to an increase in the average monthly rental rate to $2,179 for the September 2002 Quarter as compared to an average monthly rental rate of $2,086 for the September 2001 Quarter.

         Residence Operating Expenses. Residence operating expenses were $27.3 million for the September 2002 Quarter as compared to $25.3 million for the September 2001 Quarter, a net increase of $2.0 million or 7.9%. The net increase of $2.0 million was due primarily to increases in wages and benefits of $1.3 million, an increase in bad debt expense of $173,000, an increase in repair and maintenance expense of $283,000 and other increases in real estate taxes, advertising, training and recruiting. These increases were offset by a reduction in utility costs of $207,000.

         Corporate General and Administrative. Corporate general and administrative expenses were $4.2 million for the September 2002 Quarter as compared to $4.5 million for the September 2001 Quarter, a net decrease of $0.3 million or 6.7%. The decrease was due principally to a decrease of $0.3 million in consulting and professional fees.

         Building Rentals. Building rentals were $3.0 million for the September 2002 Quarter as compared to $4.0 million for the September 2001 Quarter, a decrease of $1.0 million. Of the $1.0 million decrease, $893,000 was the result of the repurchase of 16 previously leased properties in October 2001, $220,000 is the result of rental concessions received from one lessor as a result of the bankruptcy process and $65,000 is a result of the termination of one operating lease on December 1, 2001. These decreases were offset by an increase of $67,000 as a result of leasing two previously mortgaged facilities, effective January 1, 2002, and other scheduled rent increases.

         Depreciation and Amortization. Depreciation and amortization expense was $1.7 million in the September 2002 Quarter as compared to $2.4 million in the September 2001 Quarter, a decrease of $0.7 million or 29.2%. The decrease is primarily due to a reduction of the carrying value of property and equipment by $110.9 million, which was adjusted to its estimated fair value as of December 31, 2001 as a result of fresh-start reporting.

         Interest Expense. Interest expense was $3.6 million for the September 2002 Quarter compared to $5.3 million for the September 2001 Quarter, a decrease of $1.7 million or 32.1%. The decrease is due to the overall reduction of indebtedness following the Company’s Plan of reorganization, which became effective on January 1, 2002. Interest expense for the September 2002 Quarter includes $305,000 of non-cash interest expense which is payable in kind on the New Junior Notes, $20,000 of amortization of financing fees and $116,000 of amortization of the discount on the New Junior Notes.

         Interest Income. Interest income was $55,000 for the September 2002 Quarter compared to $95,000 for the September 2001 Quarter, a decrease of $40,000. This decrease is the result of decreased balances in cash and cash equivalents and lower interest rates.

         Debt Restructure and Reorganization Costs. Debt restructure and reorganization costs were $14,000 for the September 2002 Quarter as compared to $2.8 million for the September 2001 Quarter. These are professional fees, including legal and investment advisory fees, related to the Company’s Plan of reorganization which became effective January 1, 2002. We will continue to incur costs related to the reorganization until all general and unsecured claims are settled which is expected to occur within the next six months.

         Loss From Discontinued Operations. The Company sold five residences effective September 30, 2002 and currently has one residence subject to a pending sales contract. The loss from discontinued operations for these residences was $39,000 for the September 2002 Quarter as compared to $191,000 for the September 2001 Quarter. Loss for the September 2002 Quarter includes operating income of $64,000, net of the $103,000 loss incurred as a result of the sale of the five residences.

         Income Taxes. We have provided no benefit for income taxes as we have recorded a full valuation allowance on our net deferred tax assets. Management believes it is currently more likely than not that the net deferred tax assets will not be realized.

Results of Operations for the Nine Months Ended September 30, 2001 and 2002

         The following table sets forth, for the periods presented, operating expenses as a percentage of revenue, the number of total residences and units operated, average occupancy and rental rates and the sources of our revenue for our 178 residences included in continuing operations. Results of operations for the five residences sold in September 2002 and the one residence available for sale are included in Loss from Discontinued Operations. The portion of revenue received from state Medicaid agencies are labeled as “Medicaid state paid portion” while the portion of our revenue that a Medicaid-eligible resident must pay out of his or her own resources is labeled “Medicaid resident paid portion.”

	Nine Months
	Ended September 30,

	Predecessor	Successor
	Company	Company

	2001	2002

Revenue	100.0%	100.0%

Operating expenses:

Residence operating expenses	67.6%	69.3%

Corporate general and administrative	12.1%	12.3%

Building rentals	4.9%	2.5%

Building rentals with related party	6.3%	5.6%

Depreciation and amortization	6.6%	4.3%

Total operating expenses	97.5%	94.0%

Operating income	2.5%	6.0%

Other income (expense):

Interest expense	(13.3)%	(9.3)%

Interest income	0.3%	0.1%

Other income (expense), net	(0.1)%	0.0%

Total other expense, net	(13.1)%	(9.2)%

Loss before debt restructure and reorganization costs	(10.6)%	(3.2)%

Debt restructure and reorganization costs	(3.8)%	(0.6)%

Loss from continuing operations	(14.4)%	(3.8)%

Loss from discontinued operations	(0.4)%	(0.4)%

Net loss	(14.8)%	(4.2)%

Other Data:

Residences operated (end of period)	178	178

Units operated (end of period)	6,881	6,886

Average occupancy rate (based on occupied units)	85.0%	84.7%

End of period occupancy rate (based on occupied units)	86.1%	87.2%

Average monthly rental rate	$2,062	$2,152

Sources of revenue:

Medicaid state paid portion	12.5%	13.0%

Medicaid resident paid portion	6.9%	7.5%

Private resident paid portion	80.6%	79.5%

Total	100.0%	100.0%

         The following table sets forth, for the periods presented, the results of operations for the nine months ended September 30, 2001 compared to September 30, 2002 (in millions, except percentages):

	Nine Months Ended
	September 30,

	Predecessor	Successor
	Company	Company

	2001	2002	Increase/(Decrease)

Revenue	$109.7	$114.2	$4.5	4.1%

Operating expenses:

Residence operating expenses	74.2	79.1	4.9	6.6%

Corporate general and administrative	13.3	14.1	0.8	6.0%

Building rentals	5.3	2.8	(2.5)	(47.2)%

Building rentals with related party	6.9	6.4	(0.5)	(7.2)%

Depreciation and amortization	7.3	5.0	(2.3)	(31.5)%

Total operating expenses	107.0	107.4	0.4	0.4%

Operating income	2.7	6.8	4.1	151.9%

Other income (expense):

Interest expense	(14.6)	(10.6)	4.0	(27.4)%

Interest income	0.4	0.2	(0.2)	(50.0)%

Other income (expense), net	(0.1)	0.1	0.2	(200.0)%

Total other expense, net	(14.3)	(10.3)	4.0	(28.0)%

Loss before debt restructure and reorganization costs	(11.6)	(3.5)	8.1	(69.8)%

Debt restructure and reorganization costs	(4.2)	(0.7)	3.5	(83.3)%

Loss from continuing operations	(15.8)	(4.2)	11.6	(73.4)%

Loss from discontinued operations	(0.4)	(0.4)	—	—

Net loss	$(16.2)	$(4.6)	$11.6	(71.6)%

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001:

         We incurred a net loss of $4.6 million, or $0.71 per basic and diluted common share, on revenue of $114.2 million for the nine months ended September 30, 2002 (the “September 2002 YTD Period”) as compared to a net loss of $16.2 million or $0.94 per basic and diluted common share, on revenue of $109.7 million for the nine months ended September 30, 2001 (the “September 2001 YTD Period”).

         Revenue. Revenue was $114.2 million for the September 2002 YTD Period as compared to $109.7 million for the September 2001 YTD Period, a net increase of $4.5 million or 4.1%. The increase was attributable to an increase in the average monthly rental rate to $2,152 for the September 2002 YTD Period as compared to an average monthly rental rate of $2,062 for September 2001 YTD Period. The increase was offset by a decline in average occupancy from 85.0% in the September 2001 YTD Period to 84.7% in the September 2002 YTD Period.

         Residence Operating Expenses. Residence operating expenses were $79.1 million for the September 2002 YTD Period as compared to $74.2 million for the September 2001 YTD Period, a net increase of $4.9 million or 6.6%. The net increase is a result of an increase of $3.5 million in payroll costs related to increases in wages and benefits, an increase of $870,000 in professional and property liability insurance premiums, an increase of $232,000 in property taxes, an increase of $328,000 in bad debt expense, an increase of $108,000 in advertising costs, and an increase of $391,000 in repair and maintenance expense. These increases were offset by a decrease of $680,000 in utility costs.

         Corporate General and Administrative. Corporate general and administrative expenses were $14.1 million for the September 2002 YTD Period as compared to the September 2001 YTD Period at $13.3 million, an increase of $0.8 million or 6.0%. The increase was a result of increases in payroll and related expenses of $1.9 million, including approximately $900,000 of severance related costs and an increase of $320,000 in travel expenses. These increases were offset by a decrease in legal and professional fees of $600,000, a decrease in communication expenses of $186,000 and a decrease in professional and consulting fees of $615,000.

         Building Rentals. Building rentals were $9.2 million for the September 2002 YTD Period as compared to $12.2 million for the September 2001 YTD Period, a decrease of $3.0 million or 24.6%. Of the $3.0 million decrease in building rentals, $2.6 million is a result of the repurchase of 16 previously leased properties in October 2001, $0.4 million is the result of rental concessions received from one lessor as a result of the bankruptcy process and $0.2 million is a result of the termination of one operating lease on December 1, 2001. These decreases in building rentals were offset by an increase of $0.2 million as a result of leasing two previously mortgaged facilities, effective January 1, 2002.

         Depreciation and Amortization. Depreciation and amortization expense was $5.0 million in the September 2002 YTD Period as compared to $7.3 million in the September 2001 YTD Period, a decrease of $2.3 million or 31.5%. The decrease is primarily due to a reduction of the carrying value of property and equipment of $110.9 million, which was adjusted to estimated fair value as of December 31, 2001 as a result of fresh-start reporting.

         Interest Expense. Interest expense was $10.6 million for the September 2002 YTD Period compared to $14.6 million for the September 2001 YTD Period, a decrease of $4.0 million or 27.4%. The decrease is due to the overall reduction of indebtedness following the Company’s Plan of reorganization, which became effective on January 1, 2002. Interest expense for the September 2002 YTD Period includes $915,000 of non-cash interest expense which is payable in kind on the New Junior Notes, $80,000 of amortization of financing fees and $328,000 of amortization of the discount on the New Junior Notes.

         Interest Income. Interest income was $0.2 million for the September 2002 YTD Period compared to $0.4 million for the September 2001 YTD Period, a decrease of $0.2 million or 50%. This decrease is the result of decreased balances in cash and cash equivalents and lower interest rates.

         Debt Restructure and Reorganization Costs. Debt restructure and reorganization costs were $0.7 million for the September 2002 YTD Period as compared to $4.2 million for the September 2001 YTD Period, a decrease of $3.5 million or 83.3%. These are professional fees, including legal and investment advisory fees, related to the Company’s Plan of reorganization, which became effective January 1, 2002. We will continue to incur costs related to the reorganization until all general and unsecured claims are settled which is expected to occur within the next nine months.

         Loss From Discontinued Operations. The Company completed the sale of five residences on September 30, 2002 and currently has one residence subject to a pending sales contract. The loss from discontinued operations for these residences was $433,000 for the September 2002 YTD Period as compared to $421,000 for the September 2001 YTD Period. Loss for the September 2002 YTD Period includes operating income of $113,000, net of the $546,000 loss incurred on the sale of the five properties.

         Income Taxes. We have provided no benefit for income taxes as we have recorded a full valuation allowance on our deferred tax assets. Management believes it is currently more likely than not that the deferred tax assets will not be realized.

Liquidity and Capital Resources

         At September 30, 2002, we had a working capital deficit of $5.4 million and unrestricted cash and cash equivalents of $3.0 million. Net cash used in operating activities was $318,000 during the nine months ended September 30, 2002.

         Net cash used in investing activities was $4.5 million during the nine months ended September 30, 2002. The primary use was an increase of $2.3 million in restricted cash related to workers’ compensation deposits required by our insurance carrier.

         Net cash provided by financing activities was $1.5 million during the nine months ended September 30, 2002. Proceeds of $3.5 million were received on a draw of our $44.0 million line of credit with G.E. Capital. Principal payments on long-term debt and a capital lease obligation were $1.9 million for the nine months ended September 30, 2002. The outstanding balance on our G.E. Capital line of credit was $43.5 million at September 30, 2002.

         As of September 30, 2002, approximately $25.5 million of our indebtedness was secured by letters of credit issued by U.S. Bank, which have termination dates prior to the maturity of the underlying debt. As such letters of credit expire, beginning in November 2003, we will need to obtain replacement letters of credit, post additional cash collateral or refinance the underlying debt. There can be no assurance that we will be able to procure replacement letters of credit from the same or other lending institutions on terms that are acceptable to us. In the event that we are unable to obtain a replacement letter of credit or provide alternate collateral prior to the expiration of any of these letters of credit, we would be in default on the underlying debt, which would have a material adverse effect on our business and financial position.

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

         In May 2002, we amended our existing agreement with U.S. Bank, establishing new covenants, with which we were in compliance as of September 30, 2002. Failure to comply with these covenants would constitute an event of default, which would allow U.S. Bank to declare any amounts outstanding under the loan documents to be due and payable. Certain of our leases and loan agreements contain covenants and cross-default provisions such that a default on one of those agreements could cause us to be in default on one or more other agreements, which would have a material adverse effect on the Company.

         We have future minimum annual lease payments over the next five years of $12.9 million, $13.1 million, $12.7 million, $12.9 million and $12.5 million, respectively. At September 30, 2002, we had $168.3 million of long-term indebtedness, of which annual principal payments due over the next five years are $2.7 million, $2.9 million, $43.7 million $2.3 million and $2.3 million, respectively.

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

         There can be no assurance, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule, all of which may be necessary to enable us to pay our indebtedness, to satisfy our lease obligations and to fund our other liquidity needs. Additionally, our current insurance policies renew on December 31, 2002 and there can be no assurance that we will be able to obtain liability insurance and workers’ compensation insurance on comparable terms (comparable in both premiums, deductibles and coverage) or at all. As a result, we may need to refinance all or a portion of our indebtedness, on or before maturity. There can be no assurance that we will be able to refinance any of our indebtedness, on commercially reasonable terms or at all.

New Accounting Pronouncement

         In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No., 145, companies will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, Statement No. 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Statement No. 145 will be effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of Statement No. 4 encouraged. At this time, we do not expect the adoption of SFAS 146 to have a significant impact on our financial statements.

         In July 2002, the FASB issued FASB Statement No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities, which changes the way a company will report the expenses related to restructuring. SFAS 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002. Under SFAS 146, a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. The effect of adoption of SFAS 146 is dependent on our related activities subsequent to the date of adoption.

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

         We are highly leveraged. We had total indebtedness, including short-term portion, of $168.3 million (principal amount) and shareholders’ equity of $28.2 million as of September 30, 2002. We obtained some relief through the implementation of our Plan but will continue to be highly leveraged (see Notes 2 and 9 of the condensed consolidated financial statements included elsewhere herein). The degree to which we are leveraged could have important consequences, including making it difficult to satisfy our debt or lease obligations; increasing our vulnerability to general adverse economic and industry conditions; limiting our ability to obtain additional financing; requiring dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on our debt and leases, thereby reducing the availability of such cash flow to fund working capital, capital expenditures or other general corporate purposes; limiting our flexibility in planning for, or reacting to, changes in our business or industry; and placing us at a competitive disadvantage to less leveraged competitors.

         In May 2002, we amended our existing agreement with U.S. Bank, establishing new covenants, with which we were in compliance as of September 30, 2002. Failure to comply with these covenants would constitute an event of default, which would allow U.S. Bank to declare any amounts outstanding under the loan documents to be due and payable. We cannot provide assurance that we will comply in the future with the modified financial covenants included in the agreement, or with the financial covenants set forth in our other debt agreements and leases. If we fail to comply with one or more of the U.S. Bank covenants or any other debt or lease covenants (after giving effect to any applicable cure period), the lender or lessor may declare us in default of the underlying obligation and exercise any available remedies, which may include in the case of debt, declaring the entire amount of the debt immediately due and payable; foreclosing on any residences or other collateral securing the obligation; and in the case of a lease, terminating the lease and suing for damages.

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

         Our common stock currently trades on the over-the-counter bulletin board (“OTC.BB”) under the symbol “ASLC”. At this time there can be no assurances that our securities will ever be listed on any exchange, or that there will be an active trading market for our common stock. The OTC.BB is expected to be closed sometime in 2003 after the new Bulletin Board Exchange (“BBX”) is established by Nasdaq. We cannot be certain we will meet the requirements for listing on the BBX or American Stock Exchange (“AMEX”).

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

         Certain of our leases with LTC Properties, Inc. (“LTC”) provide LTC with the option to exercise certain remedies, including the termination of many of our leases with LTC, upon a change of control under which at least 30% ownership of our common stock is held by a party or combination of parties directly or indirectly. LTC has the same option if the stockholders approve a plan of liquidation or the stockholders approve of a merger or consolidation that meets certain conditions. Loss of these leases could have a material adverse effect on our results of operations, cash flows or liquidity.

We may be liable for losses not covered by or in excess of our insurance.

         In order to protect ourselves against the lawsuits and claims made against us, we currently maintain insurance policies in amounts and covering risks that are consistent with industry practice. However, as a result of poor loss experience, a number of insurance carriers have stopped providing insurance coverage to the long-term care industry, and those remaining have increased premiums and deductibles substantially. While nursing homes have been primarily affected, assisted living companies, including us, have experienced premium and deductible increases. We currently have a retention level of $250,000 per incident, except in Texas where the retention level is $500,000 per incident. Our professional liability insurance is on a claims-made basis. In certain states, particularly Texas, many long-term care providers are facing very difficult renewals. There can be no assurance that we will be able to obtain liability insurance in the future on commercially reasonable terms or at all. A claim against us, covered by, or in excess of, our insurance, could have a material adverse affect on our operations and cash flows.

         Our current insurance policies expire on December 31, 2002 and there can be no assurance that the Company will be able to renew its current policies with comparable rates and terms, if at all, which could have a material adverse effect on our operations, cash flows and liquidity.

Many assisted living markets have been overbuilt.

         Many assisted living markets have been overbuilt, including certain markets in which we currently operate. In addition, the barriers to entry into the assisted living industry are not substantial. The effects of overbuilding include significantly longer fill up periods for our residences residences; newly opened competitor facilities may attract residents from some or all of our current facilities; there is pressure to lower or not increase rates paid by residents in our residences; there is increased competition for workers in already tight labor markets; and our profit margins are lower until vacant units in our residences are filled.

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

         We compete with other providers of long-term care with respect to attracting and retaining qualified personnel, particularly nursing personnel. A shortage of qualified personnel may require us to enhance our wage and benefits packages in order to compete. Some of the states in which we operate impose licensing requirements on individuals serving as administrators at assisted living residences, and others may adopt similar requirements. We also depend upon the available labor pool of lower-wage employees. We cannot guarantee that our labor costs will not increase, or that, if they do increase, they can be matched by corresponding increases in revenue.

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

         In the ordinary course of business, we receive and have received notices of deficiencies for failure to comply with various regulatory requirements. We review such notices and, in most cases, will agree with the regulator upon the steps to be taken to bring the facility into compliance with regulatory requirements. From time to time, we may dispute the matter and sometimes will seek a hearing if we do not agree with the regulator. In some cases or upon repeat violations, the regulator may take one or more adverse actions against a facility, such as the imposition of fines — the Company paid $15,000 and $3,500, respectively, in the aggregate for the year ended December 31, 2001 and the September 30, 2002 YTD Period; temporary stop placement of admission of new residents, or imposition of other conditions to admission of new residents to a facility; termination of a facility’s Medicaid contract; conversion of a facility’s license to provisional status; and suspension or revocation of a facility’s license, which in 2001 included one residence in Washington against which the state has commenced license revocation procedures. This matter was previously settled in 2002.

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

         In 1996, the HIPAA law created comprehensive new requirements regarding the confidentiality of medical information that is or has been electronically transmitted or maintained. The Department of Health and Human Services (“HHS”) has enacted regulations implementing the law, and we may have to significantly change the way we maintain and transmit healthcare information for our residents to comply with these regulations.

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

         HHS finalized the new transaction standards on August 17, 2000, and covered entities will be required to comply with them by October 16, 2002. Congress passed legislation in December 2001 that delays for one year (to October 16, 2003) the compliance date, but only for entities that submit a compliance plan to HHS by the original implementation deadline. The privacy standards were issued on December 28, 2000, and, after certain delays, became effective April 14, 2001, with a compliance date of April 14, 2003. The Bush Administration and Congress reviewed the existing regulations and proposed revisions and issued the Final Privacy Rules on August 14, 2002 (with compliance date still April 14, 2003). With respect to the security regulation, once they are issued in final form, affected parties will have approximately two years to be fully compliant. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions.

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

         Our business depends significantly on our properties located in Texas, Indiana, Oregon, Ohio and Washington. As of September 30, 2002, 22.5% of our residences were located in Texas, 11.2% in Indiana, 10.1% in Oregon, 10.1% in Ohio and 9.0% in Washington. An economic downturn, or changes in the laws affecting our business, in these markets could have a material adverse effect on our operating results.

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

	Nine Months Ended			Nine Months Ended
	September 30, 2001			September 30, 2002

	Medicaid		Private	Medicaid		Private

	State	Tenant	Tenant	State	Tenant	Tenant
	Paid	Paid	Paid	Paid	Paid	Paid
	Portion	Portion	Portion	Portion	Portion	Portion

Oregon	28.0%	16.3%	55.7%	25.6%	15.5%	58.9%

Washington	29.4%	17.3%	53.3%	30.7%	19.4%	49.9%

Idaho	16.1%	9.8%	74.1%	14.3%	12.0%	73.7%

Arizona	15.7%	13.2%	71.1%	19.7%	16.0%	64.3%

New Jersey	21.1%	5.7%	73.2%	24.5%	4.7%	70.8%

Texas	15.1%	7.6%	77.3%	16.0%	8.8%	75.2%

Nebraska	9.3%	5.5%	85.2%	9.9%	5.6%	84.4%

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

         After filing for bankruptcy on October 1, 2001, we made a motion for dismissal of our complaint for declaratory relief in the arbitration based upon having filed for bankruptcy protection. An objection was filed to our motion, and one of our insurance carriers filed a proof of claim in the amount of $4.0 million in the bankruptcy proceeding. We dispute that claim. We offered (and the offer currently remains outstanding) to settle the dispute for $75,000 to be paid out as an Allowed Class 4 Claim in the bankruptcy process. See Note 2 to the condensed consolidated financial statements included elsewhere herein.

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

         For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect our future results of operations and cash flows. We had variable rate debt of $69.0 million outstanding at September 30, 2002 with a weighted average interest rate of 5.6%, of which $43.5 million has an interest rate floor of 8.0%. Assuming that our balance of variable rate debt, excluding $43.5 million which has an interest rate floor of 8.0%, remains constant at $25.5 million, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in cash flows, of $255,000. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in cash flows, of $255,000. For our $43.5 million of variable rate debt which has an interest rate floor of 8.0%, each one-percent increase in interest rates in excess of 8.0% would result in an annual increase in interest expense, and a corresponding decrease in cash flows, of $435,000. Conversely, a one-percent decrease when interest rates are 9.0% or greater would result in an annual decrease in interest expense, and a corresponding increase in cash flows, of $435,000. As of October 25, 2002, the underlying rate on this debt would be required to increase approximately 1.7% before reaching the interest rate floor of 8.0%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

         Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this Quarterly Report on Form 10-Q, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls.

         Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our controls, nor, to our knowledge, were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

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

         None.

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

         (b)  Reports on Form 8-K.

         We filed a report on Form 8-K on July 3, 2002 pursuant to Item 5 of Form 8-K announcing an overhead reduction plan within our corporate office and also that we entered into an agreement to sell five of our residences in Florida and Georgia.

SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSISTED LIVING CONCEPTS, INC. Registrant

	By:	/s/ Matthew Patrick Name: Matthew Patrick Title: Senior Vice President, Chief Financial Officer and Treasurer

November 8, 2002

	By:	/s/ M. Catherine Maloney Name: M. Catherine Maloney Title: Vice President, Controller Chief Accounting Officer

November 8, 2002

CERTIFICATION

I, Steven Vick, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Assisted Living Concepts, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial date and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 8, 2002

/s/ Steven L. Vick Steven L. Vick President and Chief Executive Officer

CERTIFICATION

I, Matthew G. Patrick, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Assisted Living Concepts, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial date and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 8, 2002

/s/ Matthew G. Patrick Matthew G. Patrick Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number

12	Ratio of Earnings to Fixed Charges

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002