Form 10-K
period 2002-12-31
ASSISTED LIVING CONCEPTS INC
filed 2003-03-31
CIK 929994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20459

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from           to           .

For the fiscal year ended December 31, 2002

Commission file number 1-13498

ASSISTED LIVING CONCEPTS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	93-1148702 (IRS Employer Identification No.)

11835 NE Glenn Widing Drive, Building E

Portland, OR 97220-9057
(503) 252-6233
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities Registered Pursuant To Section 12(b) of The Act:

None

Securities Registered Pursuant To Section 12(g) of The Act:

Common Stock, Par Value $.01

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.     Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:     ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☒     No ☐

      The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to average bid and asked price ($3.00) as reported through the OTCBB as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 28, 2002), was $13.0 million.

      The number of shares outstanding of the Registrant’s Common Stock as of March 20, 2003 was 6,431,759 shares.

Documents Incorporated by Reference

      The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2003 Annual Meeting of Shareholders.

PART I

      Except as otherwise noted, references in this report to “ALC,” the “Company,” “us” or “we” refer to Assisted Living Concepts, Inc. and its subsidiaries.

Item 1.     Business

Overview

      We operate, own and lease freestanding assisted living residences. These residences are primarily located in small, middle-market, rural and suburban communities with a population typically ranging from 10,000 to 40,000. As of December 31, 2002 we had operations in 14 states. Upon the completion of a pending sale of our 9 facilities located in South Carolina, our operations will be limited to 13 states.

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

      We experienced significant and rapid growth between 1994 and 1998, primarily through the development of assisted living residences and, to a much lesser extent, through acquisition of assisted living residences, opening our last twenty residences in 1999. At the completion of our initial public offering in November 1994 we had an operating base of five leased residences located in Oregon. As of December 31, 2002, we operated 178 assisted living residences (6,883 units) of which we owned 123 residences (4,778 units) and leased 55 residences (2,105 units). At December 31, 2002, we had an occupancy rate of 87.3% and an average combined monthly rate for rent and services of $2,213 per unit.

      The principal elements of our business strategy are to:

•	increase occupancy and improve operating efficiencies at our residences;

•	increase rental and service revenue;

•	reduce overhead costs as a percentage of revenue; and

•	improve financial strength through reduction of debt and refinancing of debt.

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

      Although we manage the mix of private paying tenants and Medicaid paying tenants residing in our facilities, any significant increase in our Medicaid population could have an adverse effect on our financial position, results of operations or cash flows, particularly if the states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates. See “Forward-looking statements and factors affecting our business and prospects — We depend on reimbursement by government payors and other third parties for a significant portion of our revenues” included in Item 7.

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

      Under the Plan, on the Effective Date, the Company issued general unsecured creditors their pro rata shares, subject to the reserve described below, of the following securities:

•	$40.25 million principal amount of 10% senior secured notes, due January 1, 2009 (the “Senior Secured Notes”);

•	$15.25 million principal amount of junior secured notes, due January 1, 2012 (the “Junior Secured Notes”); and

•	6.24 million shares of new common stock (representing 96% of the new common stock).

      The Senior Secured Notes and the Junior Secured Notes (collectively the “New Notes”) were secured by 57 of our properties. Five of these properties were sold in 2002, and all of the net proceeds of that sale were used to redeem a portion of the Senior Secured Notes as required by the Senior Indenture.

      The remaining 4% of the new common stock, subject to the Reserve, was issued on the Effective Date to the Company’s shareholders immediately prior to the Effective Date.

      Under the Plan, 1.1% of the Senior Secured Notes, Junior Secured Notes and new common stock that would otherwise have been issued on the Effective Date were held back as a reserve (the “Reserve”) to cover general unsecured claims that had not been either made or settled by the December 19, 2001 cutoff date established under the Plan. The reserved securities will be issued once all these outstanding general unsecured claims have been settled. If the Reserve is insufficient to cover these outstanding general unsecured claims, we will have no further liability with respect to these claims. If the Reserve exceeds the amount of these outstanding general unsecured claims, the excess securities in the Reserve will be distributed pro rata among the holders of all general unsecured claims, including those settled prior to the cutoff date.

      We adopted fresh-start reporting, as of December 31, 2001, in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting By Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). Under fresh-starting reporting, a new entity has been deemed created for financial reporting purposes. See Note 1 to the consolidated financial statements included in Item 8 of this report for additional information.

Management Changes

      On the Effective Date, a new Board of Directors of the reorganized Company consisting of seven members was established as follows: W. Andrew Adams (Chairman), Andre Dimitriadis, Mark Holliday, Richard Ladd, Matthew Patrick, Leonard Tannenbaum, and Wm. James Nicol, then the President and Chief Executive Officer of the Company.

      In February 2002, Steven L. Vick replaced Wm. James Nicol as President and Chief Executive Officer and as a Director. In May 2002, Matthew Patrick replaced Drew Q. Miller as Senior Vice President, Chief Financial Officer, Treasurer and Secretary. Mr. Vick and Mr. Patrick also serve as Directors of the Company.

      In June 2002, we eliminated the positions held by Nancy Gorshe and Sandra Campbell, both of whom were senior officers of the Company. As a result of eliminating these positions, we entered into Separation Agreements and Mutual General Releases with Ms. Gorshe and Ms. Campbell under which, pursuant to their employment agreements, Ms. Gorshe and Ms. Campbell will receive severance payments totaling $420,000 which are being paid over twelve months. In August 2002, Linda Martin joined the Company as Chief Operating Officer.

      In November 2002, Mr. Dimitriadis resigned from the audit committee due to his related party status, as defined under the emerging rules of Sarbanes-Oxley, arising from his position as an executive of one of the Company’s landlords. Mr. Dimitriadis continues to serve as a director of the Company. As a result of Mr. Dimitriadis’ resignation, the Company’s Board of Directors appointed Mark Holliday, a current director and member of the audit committee, as chair and appointed Richard Ladd, a current director, as a member of the audit committee.

Services

      Our residences offer residents a supportive, “home-like” setting and assistance with activities of daily living. Residents are individuals who, for a variety of reasons, cannot live alone, or elect not to do so, and do not need the 24-hour skilled medical care provided in nursing facilities. We design services provided to these residents to respond to their individual needs and to improve their quality of life. This individualized assistance is available 24 hours a day and includes routine health-related services, which are made available and are provided according to the resident’s individual needs and state regulatory requirements. Available services include:

•	General services, such as meals, laundry and housekeeping;

•	Support services, such as assistance with medication, monitoring health status, coordination of transportation; and

•	Personal care, such as dressing, grooming and bathing.

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

Operations

      Each residence has an on-site administrator who is responsible for the overall day-to-day operation of the residence, including quality of care, marketing, social services and financial performance. The administrator is assisted by professional and non-professional personnel, some of whom may be independent providers or part-time personnel, including nurses, personal service assistants, maintenance and kitchen personnel. The nursing hours vary depending on the residents’ needs. We consult with outside providers, such as registered nurses, pharmacists, and dietitians, for purposes of medication review, menu planning and responding to any special dietary needs of residents. Personal service assistants who primarily are full-time employees are responsible for personal care, dietary services, housekeeping and laundry services. Maintenance services are performed by full and part-time employees.

      We have an infrastructure that includes 3 division vice presidents of operations who each oversee the overall performance of a geographic division, 13 regional directors of operations who oversee the day-to-day operations of 4 to 25 residences, and team leaders who provide peer support for subgroups of residences. We also have regional property managers who oversee the maintenance of the residences and several regional marketing coordinators who assist with marketing the residences. Corporate home office (“Home Office”) and regional personnel work with the administrators to establish residence goals and strategies, quality assurance oversight, development of our internal policies and procedures, government relations, marketing and sales, community relations, development and implementation of new programs, cash management, legal support, treasury functions, and human resource management.

Competition

      The long-term care industry generally is highly competitive. We expect that the assisted living business, in particular, will become even more competitive in the future given the relatively low barriers to entry and continuing health care cost containment pressures.

      We compete with numerous other companies providing similar long-term care alternatives. We operate in 14 states and each community in which we operate provides a unique market. Overall, most of our markets include an assisted living competitor offering assisted living facilities that are similar in size, price and range of service. Our competitors include other companies that provide adult day care in the home, higher priced assisted living centers (typically larger facilities with more amenities), congregate care facilities where tenants elect the services to be provided, and continuing care retirement centers on campus-like settings.

      We expect to face increased competition from new market entrants as assisted living receives increased attention and the number of states which include assisted living in their Medicaid programs increases. Competition will also grow from new market entrants, including publicly and privately held companies focusing primarily on assisted living. Nursing facilities that provide long-term care services are also a potential source of competition for us. Providers of assisted living residences compete for residents primarily on the basis of quality of care, price, reputation, physical appearance of the facilities, services offered, family preferences, physician referrals and location. Some of our competitors operate on a not-for-profit basis or as charitable organizations. Some of our competitors are significantly larger than us and have, or may obtain, substantially greater resources than ours. While we generally believe that there is moderate competition for less expensive segments of the private market and for Medicaid residents in small communities, we have seen an increase in competition in certain of our markets.

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

      We believe that each local market is different, and we are and will continue to react in a variety of ways, to the specific competitive environment that exists in each market. There can be no assurance that we will be able to compete effectively in those markets where overbuilding exists, or that future overbuilding in other markets where we operate our residences will not adversely affect our operations.

Funding

      Assisted living residents or their families generally pay the cost of care from their own financial resources. Depending on the nature of an individual’s health insurance program or long-term care insurance policy, the individual may receive reimbursement for costs of care under an “assisted living,” “custodial” or “alternative care benefit.” Government payments for assisted living have been limited. Some state and local governments offer subsidies for rent or services for low-income elders. Others may provide subsidies in the form of additional payments for those who receive Supplemental Security Income (SSI). Medicaid provides coverage for certain financially or medically needy persons, regardless of age, and is funded jointly by federal, state and local governments. Medicaid contracts for assisted living vary from state to state.

      In 1981, the federal government approved a Medicaid waiver program called Home and Community Based Care which was designed to permit states to develop programs specific to the healthcare and housing needs of the low-income elderly eligible for nursing home placement (a “Medicaid Waiver Program”). In 1986, Oregon became the first state to use federal funding for licensed assisted living services through a Medicaid Waiver Program authorized by the Center for Medicaid Services (“CMS”), formerly the Health Care Financing Administration. Under a Medicaid Waiver Program, states apply to CMS for a waiver to use Medicaid funds to support community-based options for the low-income elderly who need long-term care. These waivers permit states to reallocate a portion of Medicaid funding for nursing facility care to other forms of care such as assisted living. In 1994, the federal government implemented new regulations which empowered states to further expand their Medicaid Waiver Programs and eliminated restrictions on the amount of Medicaid funding states could allocate to community-based care, such as assisted living. Certain states including Oregon, New Jersey, Texas, Arizona, Nebraska, Idaho and Washington currently have operating Medicaid Waiver Programs that allow them to pay for assisted living care. We participate in Medicaid programs in all of these states. Without a Medicaid Waiver Program, states can only use federal Medicaid funds for long-term care in nursing facilities.

      During the years ended December 31, 2000, 2001 and 2002, direct payments received from state Medicaid agencies accounted for approximately 11.1%, 12.5%, and 12.8% respectively, of our revenue while the tenant-paid portion received from Medicaid residents accounted for approximately 6.2%, 6.8%, and 7.5% respectively, of our revenue during these periods. We expect in the future that state Medicaid reimbursement programs will continue to constitute a significant source of our revenue, however in 2003 there have been, and we expect that there will continue to be, proposals to reduce the federal and state budget deficits by limiting Medicaid reimbursement in general. If any of these proposals are adopted at either the federal or the state level, such adoptions could have a material adverse affect on our business, financial condition, and results of operations.

Government Regulation

      Our assisted living residences are subject to certain state statutes, rules and regulations, including those which provide for licensing requirements. In order to qualify as a state licensed facility, our residences must comply with regulations, which address, among other things, staffing, physical design, required services and resident characteristics. As of December 31, 2002, we had obtained licenses in Oregon, Washington, Idaho, Nebraska, Texas, Arizona, Iowa, Louisiana, Ohio, New Jersey, Pennsylvania, Michigan and South Carolina. We are currently subject to state licensure requirements for only one of our 20 residences in Indiana. Our residences are also subject to various local building codes and other ordinances, including fire safety codes. These requirements vary from state to state and are monitored to varying degrees by state agencies.

      As a provider of services under the Medicaid program in the United States, we are subject to Medicaid fraud and abuse laws, which prohibit any bribe, kickback, rebate or remuneration of any kind in return for the referral of Medicaid patients, or to induce the purchasing, leasing, ordering or arranging of any goods or services to be paid for by Medicaid. Violations of these laws may result in civil and criminal penalties and exclusions from participation in the Medicaid program. The Inspector General of the Department of Health and Human Services issued “safe harbor” regulations specifying certain business practices, which are exempt from sanctions under the fraud and abuse law. Several states in which we operate have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers if such arrangements are designed to induce or encourage the referral of patients to a particular provider. We, at all times, attempt to comply with all applicable fraud and abuse laws. There can be no assurance that administrative or judicial interpretation of existing laws or regulations or enactment of new laws or regulations will not have a material adverse effect on our results of operations or financial condition.

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

      In 1996, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) law created comprehensive new requirements regarding the confidentiality of medical information that is or has been electronically transmitted or maintained. The Department of Health and Human Services has enacted regulations implementing the law, and we are currently working to improve our practices for maintaining and transmitting healthcare information for our residents in order to comply with these regulations. The compliance deadline for the Privacy Standards is April 14, 2003 and the compliance deadline for the Security Standards is October 16, 2003. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions.

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

      Forward looking statements and factors affecting our business and prospects, “We are subject to significant government regulation.”

Liability And Insurance

      Providing services in the senior living industry involves an inherent risk of liability. Participants in the senior living and long-term care industry are subject to lawsuits alleging negligence and related legal theories, many of which may involve large claims and result in the incurrence of significant legal defense costs. We currently maintain insurance policies to cover such risks in amounts which we believe are consistent with industry practice. There can be no assurance that a claim in excess of our insurance will not be asserted. If a lawsuit or claim arises which ultimately results in an uninsured loss or a loss in excess of insured limits, such an outcome could have a material adverse effect on the Company.

      Based on poor loss experience, insurers for the long term care industry have become increasingly wary of liability exposures. A number of insurance carriers have stopped writing coverage to this market, and those remaining have increased premiums and deductibles substantially. While nursing homes have been primarily affected, assisted living companies, including us, have experienced significant premium and deductible increases. During the claim year ended December 31, 2002, our professional liability insurance coverage included retention levels of $250,000 per incident for all states except Florida and Texas in which our retention level was $500,000. Our professional liability insurance is on a claims-made basis. In certain states, particularly Texas, many long-term care providers are experiencing difficulty in renewing their insurance policies. There can be no assurance that we will be able to obtain liability insurance in the future or that, if such insurance is available, it will be available on terms acceptable to us.

Employees

      As of December 31, 2002 we had 3,567 employees, of whom 1,726 were full-time employees and 1,841 were part-time employees. None of our employees are represented by any labor union. We believe that our labor relations are generally good.

Item 2.	Properties

      The following chart sets forth, as of December 31, 2002, the location, number of units, opening date, ownership status and occupancy of our residences.

		Opening		Occupancy (%)
Residence	Units	Date(1)	Ownership(2)	at 12/31/02(3)

West Division
Idaho
Burley	35	08/97	Leased	97.3
Caldwell	35	08/97	Leased	99.8
Garden City	48	04/97	Owned	95.1
Hayden	39	11/96	Leased	83.4
Idaho Falls	39	01/97	Owned	96.3
Moscow	35	04/97	Owned	100.0
Nampa	39	02/97	Leased	99.6

		Opening		Occupancy (%)
Residence	Units	Date(1)	Ownership(2)	at 12/31/02(3)

Rexburg	35	08/97	Owned	69.2
Twin Falls	39	09/97	Owned	100.0

Sub Total	344			93.4
Oregon
Astoria	28	08/96	Owned	99.6
Bend	46	11/95	Owned	96.1
Brookings	36	07/96	Owned	98.2
Canby	25	12/90	Leased	96.0
Estacada	30	01/97	Owned	100.0
Eugene	47	08/97	Leased	97.3
Hood River	30	10/95	Owned	87.7
Klamath Falls	36	10/96	Leased	99.6
Lincoln City	33	10/94	Owned	87.9
Madras	27	03/91	Owned	99.7
Newberg	26	10/92	Leased	89.5
Newport	36	06/96	Leased	83.2
Pendleton	39	04/91	Leased	88.0
Prineville	30	10/95	Owned	76.7
Redmond	37	03/95	Leased	100.0
Silverton	30	07/95	Owned	100.0
Sutherlin	30	01/97	Leased	98.7
Talent	36	10/97	Owned	91.7

Sub Total	602			93.9
Washington
Battleground	40	11/96	Leased	93.6
Bremerton	39	05/97	Owned	96.6
Camas	36	03/96	Leased	80.9
Enumclaw	40	04/97	Owned	85.3
Ferndale	39	10/98	Owned	82.1
Grandview	36	02/96	Leased	76.6
Hoquiam	40	07/97	Leased	93.4
Kelso	40	08/96	Leased	83.1
Kennewick	36	12/95	Leased	100.0
Port Orchard	39	06/97	Owned	95.9
Port Townsend	39	01/98	Owned	97.6
Spokane	39	09/97	Owned	86.3
Sumner(4)	48	03/98	Owned	87.3
Vancouver	44	06/96	Leased	90.9
Walla Walla	36	02/96	Leased	94.1
Yakima	48	07/98	Owned	96.5

Sub Total	639			90.0
Arizona
Apache Junction	48	03/98	Owned	77.9
Bullhead City	40	08/97	Leased	84.7
Lake Havasu	36	04/97	Leased	97.8

		Opening		Occupancy (%)
Residence	Units	Date(1)	Ownership(2)	at 12/31/02(3)

Mesa	50	01/98	Owned	91.9
Payson	39	10/98	Owned	91.6
Peoria	50	07/99	Owned	98.0
Prescott Valley	39	10/98	Owned	78.7
Surprise	50	10/98	Owned	84.9
Yuma	48	03/98	Owned	97.4

Sub Total	400			89.2
Central Division
Texas
Abilene	38	10/96	Owned	100.0
Amarillo	50	03/96	Owned	80.3
Athens	38	11/95	Leased	69.3
Beaumont	50	04/96	Owned	91.7
Big Springs	38	05/96	Owned	98.8
Bryan	30	06/96	Owned	95.9
Canyon	30	06/96	Owned	94.7
Carthage	30	10/95	Leased	90.0
Cleburne	45	01/96	Owned	99.6
Conroe	38	07/96	Leased	91.9
College Station	39	10/96	Owned	80.7
Denison	30	01/96	Owned	93.9
Gainesville	40	01/96	Owned	96.5
Greenville	40	11/95	Leased	100.0
Gun Barrel City	40	10/95	Leased	87.8
Henderson	30	09/96	Owned	95.7
Jacksonville	39	12/95	Leased	99.9
Levelland	30	01/96	Owned	93.2
Longview	30	09/95	Leased	96.6
Lubbock	50	07/96	Leased	85.2
Lufkin	39	05/96	Leased	77.1
Marshall	40	07/95	Leased	78.7
McKinney	39	01/97	Owned	97.4
McKinney	50	05/98	Owned	100.0
Mesquite	50	07/96	Leased	87.9
Midland	50	12/96	Owned	77.1
Mineral Wells	30	07/96	Owned	87.0
Nacogdoches	30	06/96	Owned	100.0
Orange	36	03/96	Owned	94.4
Pampa	36	08/96	Owned	87.1
Paris Oaks	50	12/98	Owned	99.0
Plainview	36	07/96	Owned	100.0
Plano	62	05/98	Owned	81.3
Port Arthur	50	05/96	Owned	100.0
Rowlett	36	10/96	Owned	91.1
Sherman	39	10/95	Leased	84.5

		Opening		Occupancy (%)
Residence	Units	Date(1)	Ownership(2)	at 12/31/02(3)

Sulphur Springs	30	01/96	Owned	100.0
Sweetwater	30	03/96	Owned	99.3
Temple	40	01/97	Leased	97.9
Wichita Falls	50	10/96	Leased	83.4

Sub Total	1,578			91.6
Nebraska
Beatrice	39	07/97	Leased	98.2
Blair	30	07/98	Owned	76.7
Columbus	39	06/98	Owned	95.9
Fremont	39	05/98	Owned	89.0
Nebraska City	30	06/98	Owned	54.3
Norfolk	39	04/97	Leased	97.1
Seward	30	10/98	Owned	90.0
Wahoo	39	06/97	Leased	89.3
York	39	05/97	Leased	83.4

Sub Total	324			86.0
Iowa
Atlantic	30	09/98	Owned	62.6
Carroll	35	01/99	Owned	62.2
Clarinda	35	09/98	Owned	99.9
Council Bluffs	50	03/99	Owned	60.5
Denison	35	05/98	Leased	82.5
Sergeant Bluff	39	11/99	Owned	48.0

Sub Total	224			60.3
Louisiana
Alexandria	47	07/98	Owned	81.5
Bunkie	39	01/99	Owned	96.5
Houma	48	08/98	Owned	95.5
Ruston	39	01/99	Owned	96.9

Sub Total	173			92.6
East Division
South Carolina
Aiken(6)	39	02/98	Owned	100.0
Clinton(6)	39	11/97	Leased	89.3
Goose Creek(6)	39	08/98	Leased	86.2
Greenwood(6)	39	05/98	Leased	93.0
Greer(6)	39	06/99	Owned	92.1
James Island(6)	39	08/98	Owned	100.0
North Augusta(6)	39	10/98	Owned	99.4
Port Royal(6)	39	09/98	Owned	76.6
Summerville(6)	39	02/98	Owned	92.3

Sub Total	351			92.1
Indiana
Bedford	39	03/98	Owned	95.1
Bloomington	39	01/98	Owned	81.3

		Opening		Occupancy (%)
Residence	Units	Date(1)	Ownership(2)	at 12/31/02(3)

Camby	39	12/98	Owned	78.1
Crawfordsville	39	06/99	Owned	88.9
Elkhart	39	09/97	Leased	50.7
Fort Wayne	39	06/98	Owned	72.9
Franklin	39	05/98	Owned	72.8
Huntington	39	02/98	Owned	43.0
Jeffersonville(5)	39	03/99	Owned	—
Kendallville	39	05/98	Owned	43.1
Lafayette	39	11/99	Owned	53.9
LaPorte	39	10/98	Owned	65.9
Logansport	39	02/98	Owned	91.2
Madison	39	10/97	Leased	74.0
Marion	39	03/98	Owned	90.8
Muncie	39	02/98	Owned	99.5
New Albany	39	05/98	Owned	73.2
New Castle	39	02/98	Owned	98.3
Seymour	39	05/98	Owned	72.1
Shelbyville	39	05/98	Owned	62.1
Warsaw	39	10/97	Owned	75.6

Sub Total	780			73.6
Michigan
Coldwater	39	10/99	Owned	80.0
Kalamazoo	39	11/99	Owned	90.9
Three Rivers	39	04/99	Owned	62.8

Sub Total	117			77.9
New Jersey
Bridgeton	39	03/98	Owned	98.3
Burlington	39	11/97	Owned	92.2
Egg Harbor	39	04/99	Owned	92.8
Glassboro	39	03/97	Leased	96.2
Millville	39	05/97	Leased	97.8
Pennsville	39	11/97	Owned	88.9
Rio Grande	39	11/97	Owned	71.0
Vineland	39	01/97	Leased	91.9

Sub Total	312			91.1
Ohio
Bellefontaine	35	03/97	Owned	73.1
Bucyrus	35	01/97	Owned	86.1
Cambridge	39	10/97	Owned	88.7
Celina	39	04/97	Owned	59.6
Defiance	35	02/96	Owned	100.0
Findlay	39	03/97	Owned	64.1
Fremont	39	07/97	Leased	82.7
Greenville	39	02/97	Owned	92.6
Hillsboro	39	03/98	Owned	72.9

		Opening		Occupancy (%)
Residence	Units	Date(1)	Ownership(2)	at 12/31/02(3)

Kenton	35	03/97	Owned	94.6
Lima.(6)	39	06/97	Owned	61.9
Marion	39	04/97	Owned	89.1
Newark	39	10/97	Leased	95.0
Sandusky	39	09/98	Owned	63.7
Tiffin	35	06/97	Leased	74.8
Troy	39	03/97	Leased	94.5
Wheelersburg	39	09/97	Leased	58.6
Zanesville	39 682	12/97	Owned	86.3 79.9
Sub Total
Pennsylvania	40	12/97	Owned	99.9
Butler	39	03/98	Owned	72.6
Hermitage	40	03/98	Leased	93.7
Indiana	39	06/98	Owned	80.0
Johnstown	40	12/97	Owned	98.8
Latrobe	40	01/97	Owned	99.1
Lower Burrell	40	04/98	Owned	98.8
New Castle	40	05/98	Owned	97.5
Penn Hills	39	06/98	Owned	92.2
Uniontown	357			92.5
Sub Total	6,883			87.3%
Grand Total

(1)	Reflects the date we commenced operations.

(2)	As of December 31, 2002, we owned 123 residences and we leased 55 residences pursuant to long-term operating leases. Of the 123 owned residences, 52 are collateral for the New Notes and the remaining 71 residences are subject to various mortgage financings. See Notes 5, 6 and 7 to the consolidated financial statements included elsewhere herein.

(3)	Occupancy is calculated based upon occupied units at December 31, 2002.

(4)	As of December 31, 2002, our facility in Sumner, Washington had received a notice of license revocation. This revocation has been lifted and the license reinstated, per a settlement signed in February 2003 between the State of Washington and ALC.

(5)	Due to market conditions impacting one location in Indiana, we closed the facility, effective March 15, 2002. Sale of this facility is expected to be completed in the latter part of the First Quarter or early Second Quarter of 2003.

(6)	These facilities are pending sale pursuant to an Asset Purchase Agreement and are scheduled to close, subject to satisfaction of closing conditions sometime during the latter part of the First Quarter or early Second Quarter of 2003.

      As of December 31, 2002, we also leased office space for our corporate offices in Portland, Oregon and Dallas, Texas.

Item 3.	Legal Proceedings

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

      Under the Plan, on the Effective Date, the Company issued general unsecured creditors their pro rata shares, subject to the Reserve, of the following securities:

•	$40.25 million principal amount of Senior Secured Notes;

•	$15.25 million principal amount of Junior Secured Notes; and

•	6.24 million shares of new common stock (representing 96% of the new common stock).

      The New Notes are currently secured by 52 of our properties.

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

     Insurance Coverage Dispute

      In September 2000, we reached an agreement to settle class action litigation relating to the restatement of our consolidated financial statements for the years ended December 31, 1996 and 1997 and the first three fiscal quarters of 1998. This agreement received final court approval on November 30, 2000 and we were dismissed from the litigation with prejudice. On September 28, 2001, we made our final installment of $1.0 million on our promissory note for the class action litigation settlement. Although we were dismissed from the litigation with prejudice, a dispute arose with our corporate liability insurance carriers. At the time we settled the class action litigation, the Company and the insurance carriers agreed to resolve this dispute through binding arbitration, and we filed a complaint for a declaratory judgment that we are not liable to the carriers as claimed. The carriers counter-claimed to recover an amount capped at $4.0 million.

      After filing our bankruptcy petition on October 1, 2001, we made a motion for dismissal of our complaint for declaratory relief in the arbitration based upon having filed for bankruptcy protection. An objection was filed to our motion, and one of our insurance carriers filed a proof of claim in the amount of $4.0 million in the bankruptcy proceeding. We disputed that claim. In January 2003, the Company and the insurance carrier agreed to settle all outstanding claims and provide mutual releases from the matters arising from the class action litigation. Upon approval by the bankruptcy court of the stipulated settlement, which approval was received on March 12, 2003, the insurance carrier has agreed to withdraw its claim against the Company. See Note 13 to the consolidated financial statements included elsewhere herein.

     Other Litigation

      In addition to the matters referred to in the immediately preceding paragraphs, we are involved from time to time in ordinary, routine or regulatory legal proceedings incidental to our business. As of March 23, 2003, we believe that such other legal proceedings should not have a material adverse effect on our business.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Predecessor Company

      Our Common Stock, par value $0.01 (the “Common Stock”), was listed on the American Stock Exchange (“AMEX”) under the symbol “ALF” until October 26, 2001. On October 26, 2001, our Common Stock was delisted and ceased trading on the AMEX. On November 29, 2001, our Common Stock was listed and began trading on the OTC Bulletin Board® (“OTC.BB”) under the symbol “ALFC”. The following table sets forth the high and low closing sales prices of our Common Stock, as reported by the AMEX, for the periods indicated.

	2000		2001(1)

	High	Low	High	Low

Years ended December 31:
1st Quarter	$2.38	$1.31	$0.94	$0.25
2nd Quarter	1.50	0.63	0.49	0.06
3rd Quarter	0.88	0.44	0.13	0.05
4th Quarter	0.63	0.19	0.09	0.01

(1)	From the period from November 29, 2001 through December 31, 2001, the high and low closing sales prices of our Common Stock, as reported by OTC.BB, were $0.04 and $0.01, respectively.

Successor Company

      Our Common Stock, par value $0.01 (the “Common Stock”), is listed on the OTC.BB under the symbol “ASLC”. The following table sets forth the high and low closing sales prices of our Common Stock, as reported by the OTC.BB, for the periods indicated. The OTC.BB market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

Year ended December 31, 2002
1st Quarter	$3.30	$0.50
2nd Quarter	3.65	2.95
3rd Quarter	3.25	2.65
4th Quarter	3.65	2.75

      During our last two fiscal years no cash dividends have been declared on our common stock. Our current policy is to retain any earnings to finance the operations of our business. In addition, the terms of certain outstanding indebtedness and certain lease agreements materially affect our ability to pay cash dividends. It is anticipated that the terms of future debt financing may do so as well. Therefore, the payment of any cash dividends on the Common Stock is unlikely in the foreseeable future.

      As of March 4, 2003, we had approximately 36 holders of record of the Successor Company’s Common Stock. Of these 36 holders of record, related parties as a group own approximately 51.24% of the Company’s stock. We are unable to estimate the number of additional shareholders whose shares are held for them in street name or nominee accounts.

      The following table summarizes equity securities authorized for issuance as of December 31, 2002.

Equity Compensation Plan Information

Number of Securities
Remaining Available
	Number of Securities		For Future Issuance
	To Be Issued Upon	Weighted Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by shareholders	241,500	$3.18	408,500
Equity compensation plans not approved by shareholders	—	—	—
Total	241,500	$3.18	408,500

Item 6.	Selected Financial Data

      The following table presents selected historical consolidated financial data. The consolidated statement of operations data for the years ended December 31, 2000, 2001, and 2002 as well as the consolidated balance sheet data as of December 31, 2001 and 2002, are derived from our consolidated financial statements included elsewhere in this report which have been audited by KPMG LLP, independent auditors. Upon emergence from Chapter 11 proceedings, we adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting By Entities in Reorganization Under the Bankruptcy Code. In connection with the adoption of fresh-start reporting, a new entity has been deemed created for financial reporting purposes effective December 31, 2001. Consequently, the consolidated balance sheet data at December 31, 2001 and 2002 is labeled “Successor Company,” and reflects the Plan and the principles of fresh-start reporting. Periods presented prior to December 31, 2001 have been designated “Predecessor Company.” Note 1 to our consolidated financial statements, included elsewhere in this Report, provides a reconciliation of the Predecessor Company’s consolidated balance sheet as of December 31, 2001 to that of the Successor Company which presents the adjustments that give effect to the reorganization and fresh-start reporting. You should read the selected financial data below in conjunction with our consolidated financial statements, including the related notes, and the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

					Successor
	Predecessor Company				Company

	Years Ended December 31,

	1998	1999	2000	2001	2002

	(In thousands, except per share data)
Consolidated Statements Of Operations Data:
Revenue	$86,326	$111,679	$130,318	$139,771	$146,269
Operating expenses:
Residence operating expenses	55,400	76,081	87,086	94,689	100,351
Corporate general and administrative	11,099	21,178	18,365	17,119	18,140
Building rentals	12,363	14,618	15,237	15,234	11,823
Depreciation and amortization	6,002	8,139	8,797	9,212	6,369
Other operating expenses	11,966	5,140	10,020	—	—

Total operating expenses	96,830	125,156	139,505	136,254	136,683

Operating income (loss)	(10,504)	(13,477)	(9,187)	3,517	9,586

Other income (expense):
Interest expense	(11,039)	(15,200)	(16,070)	(19,465)	(14,148)
Interest income	3,869	1,598	786	650	213
Loss on sale of marketable securities	—	—	(368)	—	—
Other income (expense), net	(1,174)	(260)	55	30	64

Total other expense	(8,344)	(13,862)	(15,597)	(18,785)	(13,871)

Loss before debt restructure and reorganization cost, fresh start adjustments, discontinued operations, extraordinary item and cumulative effect of change in accounting principle	(18,848)	(27,339)	(24,784)	(15,268)	(4,285)
Debt restructure and reorganization cost	—	—	—	(8,581)	(708)
Fresh start adjustments	—	—	—	(119,320)	—

Loss from continuing operations	(18,848)	(27,339)	(24,784)	(143,169)	(4,993)
Income (loss) from discontinued operations	(374)	(1,594)	(1,002)	(237)	579

Loss before extraordinary item and cumulative effect of change in accounting principle	(19,222)	(28,933)	(25,786)	(143,406)	(4,414)
Extraordinary item — gain on reorganization	—	—	—	79,520	—
Cumulative effect of change in accounting principle	(1,523)	—	—	—	—

Net loss	$(20,745)	$(28,933)	$(25,786)	$(63,886)	$(4,414)

Basic and diluted net loss per common share:
Loss from continuing operations	$(1.16)	$(1.60)	$(1.45)	$(8.36)	$(0.77)
Discontinued operations	(0.02)	(0.09)	(0.06)	(0.01)	0.09
Extraordinary item	—	—	—	4.64	—
Cumulative effect of change in accounting principle	(0.09)	—	—	—	—

Basic and diluted net loss per common share	$(1.27)	$(1.69)	$(1.51)	$(3.73)	$(0.68)

Basic and diluted weighted average common shares Outstanding	16,273	17,119	17,121	17,121	6,500 (1)

(1)	6,431,759 shares of common stock of the Successor Company were issued upon the cancellation of all shares of the Predecessor Company as of the Effective Date, excluding 68,241 shares subject to the Reserve that will be issued upon settlement of certain unsecured bankruptcy claims. See Note 1 to the consolidated financial statements included elsewhere herein.

					Successor
	Predecessor Company				Company

	At December 31,

	1998	1999	2000	2001	2002

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$55,036	$7,606	$7,444	$6,077	$7,165
Working capital (deficit)	43,856	37	(15,911)	(6,299)	(2,854)
Total assets	414,669	346,188	336,458	222,253	216,040
Long-term debt, excluding current portion	266,286	233,199	231,657	161,461	151,071
Shareholders’ equity	119,197	89,344	63,886	32,799	28,385

Quarterly Financial Data

(Unaudited)
(In thousands except per share, occupancy and average rental data)

	Predecessor Company					Successor Company
	2001 Quarterly Financial Data					2002 Quarterly Financial Data

	1st	2nd	3rd	4th	Year To	1st	2nd	3rd	4th	Year To
Results Of Operations	Qtr	Qtr	Qtr	Qtr	Date	Qtr	Qtr	Qtr	Qtr	Date

Revenue	$34,258	$34,671	$35,266	$35,576	$139,771	$35,196	$35,966	$37,217	$37,890	$146,269
Operating expenses:
Residence operating expenses	23,293	22,673	23,796	24,927	94,689	24,081	24,795	25,697	25,778	100,351
Corporate general and administrative	4,268	4,440	4,536	3,875	17,119	4,316	5,578	4,179	4,067	18,140
Building rentals	3,979	3,961	3,920	3,374	15,234	2,938	2,967	2,957	2,961	11,823
Depreciation and amortization	2,269	2,286	2,262	2,395	9,212	1,546	1,574	1,616	1,633	6,369

Total operating expenses	33,809	33,360	34,514	34,571	136,254	32,881	34,914	34,449	34,439	136,683

Operating income (loss)	449	1,311	752	1,005	3,517	2,315	1,052	2,768	3,451	9,586

Other income (expense):
Interest expense	(4,402)	(4,905)	(5,303)	(4,855)	(19,465)	(3,591)	(3,465)	(3,545)	(3,547)	(14,148)
Interest income	146	139	95	270	650	54	50	55	54	213
Other income (expense), net	31	(98)	12	85	30	—	20	14	30	64

Total other expense	(4,225)	(4,864)	(5,196)	(4,500)	(18,785)	(3,537)	(3,395)	(3,476)	(3,463)	(13,871)

Loss before debt restructure and reorganization cost, fresh start adjustments, discontinued operations, extraordinary item and cumulative effect of change in accounting principle	(3,776)	(3,553)	(4,444)	(3,495)	(15,268)	(1,222)	(2,343)	(708)	(12)	(4,285)
Debt restructure and reorganization cost	(303)	(1,064)	(2,805)	(4,409)	(8,581)	(447)	(219)	(14)	(28)	(708)
Fresh start adjustments	—	—	—	(119,320)	(119,320)	—	—	—	—	—

Loss from continuing operations	(4,079)	(4,617)	(7,249)	(127,224)	(143,169)	(1,669)	(2,562)	(722)	(40)	(4,993)
Income (loss) from discontinued operations	(119)	6	(84)	(40)	(237)	219	(68)	159	269	579

Loss before extraordinary item	(4,198)	(4,611)	(7,333)	(127,264)	(143,406)	(1,450)	(2,630)	(563)	229	(4,414)
Extraordinary item – gain on reorganization	—	—	—	79,520	79,520	—	—	—	—	—

Net income (loss)	$(4,198)	$(4,611)	$(7,333)	$(47,744)	$(63,886)	$(1,450)	$(2,630)	$(563)	$229	$(4,414)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.24)	$(0.27)	$(0.42)	$(7.43)	$(8.37)	$(0.25)	$(0.39)	$(0.11)	$—	$(0.77)
Discontinued operations	(0.01)	—	(0.01)	—	(0.01)	0.03	(0.01)	0.02	0.04	0.09
Extraordinary item	—	—	—	4.64	4.64	—	—	—	—	—

Basic and diluted net loss per common share(1)	$(0.25)	$(0.27)	$(0.43)	$(2.79)	$(3.73)	$(0.22)	$(0.40)	$(0.09)	$0.04	$(0.68)

Basic and diluted weighted average common shares outstanding	17,121	17,121	17,121	17,121	17,121	6,500	6,500	6,500	6,500	6,500(2)
Average monthly rental rate per unit	$2,041	$2,056	$2,082	$2,112	$2,073	$2,117	$2,156	$2,179	$2,213	$2,157
Average occupancy rate(3)	83.4%	83.9%	84.3%	84.2%	84.0%	83.1%	84.3%	85.6%	87.4%	84.8%
End of period occupancy rate(3)	83.3%	84.2%	84.9%	83.7%	83.7%	82.8%	84.6%	87.2%	87.3%	87.3%

(1)	Quarter net loss per share amounts may not add to the full year total due to rounding.

(2)	6,431,759 shares of common stock of the Successor Company were issued upon the cancellation of all shares of the Predecessor Company as of the Effective Date, excluding 68,241 shares subject to the Reserve that will be issued upon settlement of certain unsecured bankruptcy claims. See Note 1 to the consolidated financial statements included elsewhere herein.

(3)	Based upon available units.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We operate, own and lease free-standing assisted living residences. These residences are primarily located in small middle-market rural and suburban communities with a population typically ranging from 10,000 to 40,000. We provide personal care and support services, and make available routine nursing services (as permitted by applicable law) designed to meet the personal and health care needs of our residents. As of December 31, 2002, we had operations in 14 states.

      We experienced significant and rapid growth between 1994 and 1998, primarily through the development of assisted living residences and, to a lesser extent, through the acquisition of assisted living residences. At the closing of our initial public offering in November 1994, we had an operating base of five leased residences (137 units) located in Oregon. We opened twenty residences (798 units) in 1999 and no residences in 2000, 2001 and 2002. We sold five residences in 2002 and the sales of eleven residences are pending as of March 23, 2003. As of December 31, 2002, we operated 178 residences (6,883 units), of which we owned 123 residences (4,778 units) and leased 55 residences (2,105 units).

      We derive our revenues primarily from resident fees for the delivery of assisted living services. Resident fees typically are paid monthly by residents, their families, state Medicaid agencies or other third parties. Resident fees include revenue derived from a multi-tiered rate structure, which varies based upon type of room and on the level of care provided. Resident fees are recognized as revenues when services are provided. Our operating expenses include:

•	residence operating expenses, such as staff payroll, food, property taxes, utilities, insurance and other direct residence operating expenses;

•	general and administrative expenses consisting of regional management and Home Office support functions such as legal, accounting and other administrative expenses;

•	building rentals; and

•	depreciation and amortization.

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

      Although we manage the mix of private paying tenants and Medicaid paying tenants residing in our facilities, any significant increase in our Medicaid population could have an adverse effect on our financial position, results of operations or cash flows, particularly if states operating these programs continue to, or more aggressively seek, limits on reimbursement rates. See “Forward-looking statements and factors affecting our business and prospects. — We depend on reimbursement by third-party payors.”

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

      Under the Plan, on the Effective Date, the Company issued general unsecured creditors their pro rata shares, subject to the Reserve, of the following securities:

•	$40.25 million principal amount of Senior Secured Notes;

•	$15.25 million principal amount of Junior Secured Notes; and

•	6.24 million shares of new common stock (representing 96% of the new common stock).

      As of December 31, 2002, the New Notes are secured by 52 of the Company’s properties.

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

Fresh-Start Reporting

      Upon emergence from Chapter 11 proceedings, we adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting By Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). In connection with the adoption of fresh-start reporting, a new entity has been deemed created for financial reporting purposes. For financial reporting purposes, we adopted the provisions of fresh-start reporting effective December 31, 2001. Consequently, the consolidated balance sheet and related information included in Item 6 and Item 8 at December 31, 2001 is labeled “Successor Company,” and reflects the Plan and the principles of fresh-start reporting. Periods presented prior to December 31, 2001 have been designated “Predecessor Company.” For purposes of this Item 7, references to operating results and cash flows for periods ended prior to December 31, 2001 refer to the operating results and cash flows of the Predecessor Company, and references to working capital and other balance sheet data, liquidity and prospective information regarding future periods refer to the Successor Company.

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

Critical Accounting Policies and Estimates

      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, income taxes, the carrying value of long-lived assets, financing operations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies are more significant to the judgments and estimates used in the preparation of our consolidated financial statements:

Fresh-Start Reporting. Upon emerging from Chapter 11 proceedings we adopted fresh-start reporting in accordance with SOP 90-7. For financial reporting purposes, we were required to value our assets and liabilities at their current fair value. With assistance of financial advisors in reliance upon various valuation methods, including discounted projected cash flow analysis and other applicable ratios and economic industry information relevant to our operations and through negotiations with various creditor parties in interest, we determined a reorganization value of $32.8 million. The reorganization value was allocated to our assets and liabilities based upon their relative fair value.

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

Income Taxes. Historically, we have not recorded a provision for income taxes as we had generated a loss for both financial reporting and tax purposes. We have recorded a 100% valuation allowance for our net deferred tax assets as we believed it is more likely than not that the benefit will not be realized. Pursuant to SOP 90-7, the income tax benefit, if any, of any future realization of the remaining NOL carryforwards and other deductible temporary differences existing as of the effective date will be recorded as an adjustment to additional paid-in capital.

Results of Operations

     Year ended December 31, 2002 compared to year ended December 31, 2001

      The following table sets forth, for the periods presented, the sources of our revenue and operating expenses as a percentage of revenue.

	Years Ended December 31,				Years
					Ended
				Percentage	December 31,
			Increase/	Increase/
	2001	2002	Decrease	Decrease	2001	2002

					(As percentage
	(In millions, except percentages)				of revenue)
Revenue	$139.8	$146.3	$6.5	4.6%	100.0%	100.0%
Operating expenses:
Residence operating expenses	94.7	100.4	5.7	6.0%	67.7%	68.6%
Corporate general and administrative	17.1	18.1	1.0	5.8%	12.2%	12.4%
Building rentals	15.3	11.8	(3.5)	(22.9)%	10.9%	8.1%
Depreciation and amortization	9.2	6.4	(2.8)	(30.4)%	6.6%	4.4%

Total operating expenses	136.3	136.7	0.4	0.3%	97.5%	93.4%

Operating income (loss)	3.5	9.6	6.1	174.3%	2.5%	6.6%

Other income (expense):
Interest expense	(19.5)	(14.1)	5.4	27.7%	(13.9)%	(9.6)%
Interest income	0.7	0.2	(0.5)	(71.4)%	0.5%	0.1%

Total other expense	(18.8)	(13.9)	4.9	26.1%	(13.4)%	(9.5)%
Loss before debt restructure, reorganization costs, fresh start adjustments, discontinued operations and extraordinary item	(15.3)	(4.3)	11.0	71.9%	(11.0)%	(2.9)%
Debt restructure and reorganization costs	(8.6)	(0.7)	7.9	91.9%	(6.2)%	(0.5)%
Fresh start adjustments	(119.3)	—	(119.3)	100.0%	(85.3)%	0.0%

Loss from continuing operations	(143.2)	(5.0)	138.3	96.5%	(102.5)%	(3.4)%
Discontinued operations:
Loss on sale of assets	(0.1)	(0.6)	(0.5)	(500.0)%	(0.1)%	(0.4)%
Income (loss) from operations	(0.1)	1.2	1.3	1,300.0%	(0.1)%	0.8%
Income (loss) from discontinued operations	(0.2)	0.6	0.8	400.0%	(0.1)%	0.4%
Loss before extraordinary item	(143.4)	(4.4)	139.0	96.9%	(102.6)%	(3.0)%
Extraordinary item — gain on reorganization	79.5	—	79.5	100.0%	56.9%	0.0%

Net loss	$(63.9)	$(4.4)	$59.5	93.1%	(45.7)%	(3.0)%

Other Data:

      The following table sets forth, for the periods presented, the number of total residences and units operated, and average occupancy rates. The portion of revenues received from state Medicaid agencies are labeled as “Medicaid state portion” while the portion of our revenues that a Medicaid-eligible resident must pay out of his or her own resources is labeled “Medicaid resident portion.”

	Years Ended December 31,

Total Residences	2000	2001	2002

Residences operated (end of period)	185	184	178
Units operated (end of period)	7,149	7,115	6,883
Average occupancy rate (based on occupied units)	80.7%	84.0%	84.8%
End of year occupancy rate (based on occupied units)	83.0%	83.7%	87.3%
Average monthly rental rate	$1,991	$2,073	$2,157
Sources of revenue:
Medicaid state portion	11.1%	12.5%	12.8%
Medicaid resident portion	6.2%	6.8%	7.5%
Private	82.7%	80.7%	79.7%

Total	100.0%	100.0%	100.0%

      We incurred a net loss of $4.4 million, or $.68 per basic and diluted share, on revenue of $146.3 million for the year ended December 31, 2002 (the “2002 Period”) as compared to a net loss of $63.9 million, or $3.73 per basic and diluted share, on revenue of $139.8 million for the year ended December 31, 2001 (the “2001 Period”). Net loss before extraordinary gain on reorganization was $143.4 million, or $8.36 per basic and diluted share, for the 2001 Period.

      We had certificates of occupancy for 178 residences (6,883 units) at the end of 2002 compared to 184 residences (7,115 units) in 2001.

      Revenue. Revenue was $146.3 million for the 2002 Period as compared to $139.8 million for the 2001 Period, an increase of $6.5 million or 4.6%. The increase in revenue was primarily attributable to a combination of an increase in average occupancy to 84.8% and average monthly rental rate of $2,157 for the 2002 period compared to average occupancy of 84.0% and average monthly rental rate of $2,073 for the 2001 period. We expect revenues to increase for 2003 due to increases in rental rates and occupancies.

      Residence Operating Expenses. Residence operating expenses were $100.4 million for the 2002 Period as compared to $94.7 million for the 2001 Period, an increase of $5.7 million or 6.0%. Of this increase, $3.6 million was due to increases in payroll costs due to increased wages, benefits, and insurance, $848,000 was due to increases in property liability insurance, $455,000 was due to increased bad debt, $349,000 was due to increased property taxes, and $364,000 was due to increased repairs and maintenance. Resident operating expenses are expected to increase in 2003 as revenues and occupancies increase.

      Corporate General and Administrative. Corporate general and administrative expenses were $18.1 million for the 2002 Period as compared to $17.1 million for the 2001 Period, an increase of $1.0 million or 5.8%. The increase was mainly due to an increase in payroll costs of $2.0 million. This increase was offset by decreases of $280,000 related to reduced fees and expenses for directors, $1.2 million related to lower professional fees, including financial advisory and legal, a $200,000 decrease in communication expense due to implementation of more efficient communications infrastructure, and $250,000 related to other overhead expenses due to implementation of more efficient cost saving strategies. Corporate general and administrative expenses are expected to remain constant in 2003.

      Building Rentals. Building rentals were $11.8 million for the 2002 Period as compared to $15.3 million for the 2001 Period, a decrease of $3.5 million or 22.4%. The decrease in building rents was from renegotiated lease payments due to the reorganization plan and the purchase of certain lease facilities in 2001. Building rentals are expected to remain constant in 2003.

      Depreciation and Amortization. Depreciation and amortization was $6.4 million for the 2002 Period as compared to $9.2 million for the 2001 Period, a decrease of $2.8 million or 30.4%. The decrease in depreciation was due to the reduction of assets to their estimated fair values in 2001. Depreciation expense is expected to remain constant or slightly increase in 2003 as improvements are made to the residences.

      Interest Expense. Interest expense was $14.1 million for the 2002 Period as compared to $19.5 million for the 2001 Period, a decrease of $5.4 million or 27.7%. The decrease was related to the reduction of debt in the reorganization and deferred financing costs that were written off to interest expense in 2001 from the reorganization of our debt. Interest expense is expected to remain constant or decrease as additional principal is paid down or as debt is refinanced.

      Interest Income. Interest income was $213,000 for the 2002 Period as compared to $650,000 for the 2001 Period, a decrease of $437,000. The decrease is related to interest income earned on lower average cash balances during the 2002 Period.

      Debt Restructure and Reorganization Costs. During the 2002 Period debt restructure and reorganization costs incurred were $708,000 as compared to $8.6 million in the 2001 Period. In the 2002 and 2001 Period, these costs include $7.4 million of professional fees, primarily legal, accounting and investment advisory fees and $1.2 million of payments related to the Plan made in accordance with employment agreements.

      Fresh-Start Adjustments. Fresh-start valuation adjustments of $119.3 million were recorded in the 2001 Period pursuant to the provisions of AICPA SOP 90-7, which require entities to record their assets and liabilities at estimated fair values. The fresh-start valuation adjustment is principally the result of the elimination of predecessor company goodwill and the revaluation of debt and property, plant and equipment to estimated fair values.

      Income From Discontinued Operations. Income from discontinued operations was $579,000 for the 2002 Period as compared to a loss of $237,000 in the 2001 Period. Income from discontinued operations relates to five properties sold in 2002, one property sold in 2001 and eleven properties designated as held-for-sale. The following table summarizes revenue and expense information for these properties sold and held-for-sale:

	Years Ended December 31,

	2001	2002

	(In thousands)
Revenue	$10,907	$10,278
Operating expenses:
Residence operating expenses	9,178	8,354
Building rentals	746	401
Depreciation and amortization	1,137	392
Other expense (income)	(5)	—

Total operating expenses	11,056	9,147

Income (loss) from operations	(149)	1,131
Gain (loss) on sale of assets	(88)	(552)

Income (loss) from discontinued operations	$(237)	$579

      During the 2001 Period, an extraordinary gain on reorganization of $79.5 million was recorded in accordance with the implementation of the Plan (See Note 1 to the consolidated financial statements included elsewhere herein).

  Year ended December 31, 2001 compared to year ended December 31, 2000

      The following table sets forth, for the periods presented, the sources of our revenue and operating expenses as a percentage of revenue.

	Years Ended December 31,				Years
					Ended
				Percentage	December 31,
			Increase/	Increase/
	2000	2001	Decrease	Decrease	2000	2001

					(As percentage
	(In millions, except percentages)				of revenue)
Revenue	$130.3	$139.8	$9.5	7.3%	100.0%	100.0%
Operating expenses:
Residence operating expenses	87.1	94.7	7.6	8.7%	66.8%	67.7%
Corporate general and administrative	18.4	17.1	(1.3)	(7.1)%	14.1%	12.2%
Building rentals	15.2	15.3	0.1	0.7%	11.7%	10.9%
Depreciation and amortization	8.8	9.2	0.4	4.5%	6.8%	6.6%
Class action litigation settlement	10.0	—	(10.0)	(100.0)%	7.7%	—

Total operating expenses	139.5	136.3	(3.2)	(2.3)%	107.1%	97.5%

Operating income (loss)	(9.2)	3.5	12.7	138.0%	(7.1)%	2.5%

Other income (expense):
Interest expense	(16.1)	(19.5)	(3.4)	21.1%	(12.4)%	(13.9)%
Interest income	0.8	0.7	(0.1)	(12.5)%	0.6%	0.5%
Loss on sale of marketable securities	(0.4)	—	0.4	100.0%	(0.3)%	—
Other income (expense), net	0.1	—	(0.1)	(100.0)%	0.1%	—

Total other expense	(15.6)	(18.8)	(3.2)	(20.5)%	(12.0)%	(13.4)%

Loss before debt restructure and reorganization costs, fresh start adjustments, discontinued operations and extraordinary item	(24.8)	(15.3)	9.5	37.9%	(19.0)%	(11.0)%

Debt restructure and reorganization costs	—	(8.6)	(8.6)	100.0%	—	(5.7)%
Fresh start adjustments	—	(119.3)	(119.3)	100.0%	—	(79.2)%

Loss from continuing operations	(24.8)	(143.2)	9.4	37.9%	(19.0)%	(11.0)%
Loss on sale of assets	—	(0.1)	(0.1)	(100.0)%	—	(0.1)%
Loss from operations	(1.0)	(0.1)	0.9	90.0%	(0.8)%	(0.1)%

Income (loss) from discontinued operations	(1.0)	(0.2)	0.8	80.0%	(0.8)%	(0.1)%
Loss before extraordinary item	(25.8)	(143.4)	(117.6)	455.8%	(19.8)%	(102.6)%
Extraordinary item — gain on reorganization	—	79.5	79.5	100.0%	—	56.9%

Net loss	$(25.8)	$(63.9)	$(38.1)	147.7%	(19.8)%	(45.7)%

Other Data:

      The following table sets forth, for the periods presented, the number of total residences and units operated, and average occupancy rates. The portion of revenues received from state Medicaid agencies are labeled as “Medicaid state portion” while the portion of our revenues that a Medicaid-eligible resident must pay out of his or her own resources is labeled “Medicaid resident portion.”

	Years Ended December 31,

Total Residences	1999	2000	2001

Residences operated (end of period)	185	185	184
Units operated (end of period)	7,148	7,149	7,115
Average occupancy rate (based on occupied units)	75.1%	80.7%	84.0%
End of year occupancy rate (based on occupied units)	78.1%	83.0%	83.7%
Average monthly rental rate	$1,898	$1,991	$2,073
Sources of revenue:
Medicaid state portion	10.4%	11.1%	12.5%
Medicaid resident portion	5.9%	6.2%	6.8%
Private	83.7%	82.7%	80.7%

Total	100.0%	100.0%	100.0%

      We incurred a net loss of $63.9 million, or $3.73 per basic and diluted share, on revenue of $139.8 million for the year ended December 31, 2001 (the “2001 Period”) as compared to a net loss of $25.8 million, or $1.51 per basic and diluted share, on revenue of $130.3 million for the year ended December 31, 2000 (the “2000 Period”). Net loss before extraordinary gain on reorganization was $143.4 million, or $8.38 per basic and diluted share, for the 2001 Period as compared to a net loss of $25.8 million, or $1.51 per basic and diluted share, for the 2000 Period.

      We had certificates of occupancy for 184 residences (7,115 units) at the end of 2001 compared to 185 residences (7,149 units) in 2000. In accordance with the Plan, we discontinued one lease (34 units), effective December 1, 2001.

      Revenue. Revenue was $139.8 million for the 2001 Period as compared to $130.3 million for the 2000 Period, an increase of $9.5 million or 7.3%. The increase in revenue was primarily attributable to a combination of an increase in average occupancy to 84.0% and average monthly rental rate of $2,073 for the 2001 period compared to average occupancy of 80.7% and average monthly rental rate of $1,991 for the 2000 period.

      Residence Operating Expenses. Residence operating expenses were $94.7 million for the 2001 Period as compared to $87.1 million for the 2000 Period, an increase of $7.6 million or 8.7%. Of this increase, $7.6 million was due to increases in payroll costs due to increases in occupancy, wages, benefits, and medical and workers compensation insurance premiums, $1.0 million was due to increased utility costs, $2.0 million was due to increases in professional and property liability insurance, and $700,000 was due to an increase in kitchen expense, including food, as a result of increased occupancy. These increases were offset by decreases of $1.9 million due to a decrease in bad debt expense due to more timely collection of aged account receivable balances, $600,000 due to a decrease in property tax expense as a result of changes in assessments and related estimates, and $100,000 due to a decrease in property related repairs and maintenance.

      Corporate General and Administrative Expenses. Corporate general and administrative expenses as reported were $17.1 million for the 2001 Period as compared to $18.4 million for the 2000 Period, a decrease of $1.3 million or 7.1%. The 2000 Period includes a reduction of $900,000 related to an insurance reimbursement for legal and professional fees incurred in prior periods in connection with the class action litigation. Excluding the $900,000 reimbursement, corporate general and administrative expenses for the 2000 Period were $19.3 million, compared to $17.2 million for the 2001 Period, a decrease of $2.1 million. Of this decrease, $440,000 was due to a decrease related to reduced premiums for directors, officers and corporate liability insurance, $600,000 was due to a decrease related to lower professional fees, including financial advisory and legal, $200,000 was due to a decrease in communication expense due to implementation of more efficient communications infrastructure, and $180,000 was due to a decrease in payroll and related expenses due to 2000 corporate general and administrators expenses including $1.2 million of severance related pay for prior officers, offset by a $1.0 million increase due to increases in wages and benefits resulting primarily from increased employee retention and increases in benefit rates.

      Depreciation and amortization was $9.2 million for the 2001 Period as compared to $8.8 million for the 2000 Period, an increase of $400,000 or 4.0%. Depreciation expense was $10.0 million and amortization expense related to goodwill was $292,000 for the 2001 Period as compared to $9.6 million and $292,000, respectively, for the 2000 Period. The increase in depreciation is the result of improvements to our communications infrastructure and the purchase of 16 previously leased residences on October 24, 2001.

      Interest expense was $19.5 million for the 2001 Period as compared to $16.1 million for the 2000 Period, an increase of $3.4 million or 21.1%. The increase was related to interest incurred on our $4.0 million bridge loan, interest incurred on HUD loans with principal of $7.9 million, interest incurred on GE Capital (formerly Heller Healthcare, Inc. ) credit facility draws of $17.0 million and $23.5 million of GE Capital financing in connection with the purchase of 16 previously leased facilities. Additionally, $1.9 million of deferred financing costs were written off to interest expense when the maturity of the GE Capital credit facility changed during the fourth quarter of 2001.

      Interest income was $650,000 for the 2001 Period as compared to $786,000 for the 2000 Period, a decrease of $136,000. The decrease is related to interest income earned on lower average cash balances during the 2001 Period.

      Other income was $30,000 for the 2001 Period as compared to $55,000 for the 2000 Period. Other income during the 2000 Period was primarily related to a contract to provide development services to a third party.

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

      Loss from discontinued operations was $237,000 for the 2001 Period as compared to $1.0 million in the 2000 Period. Income from discontinued operations relates to five properties sold in 2002, eleven properties designated as held for sale, and the sale of undeveloped land in 2001. The following table summarizes revenue and expense information for these properties sold and held-for-sale:

	Years Ended December 31,

	2000	2001

	(In thousands)
Revenue	$9,105	$10,907
Operating expenses:
Residence operating expenses	7,944	9,178
Building rentals	767	746
Depreciation and amortization	1,126	1,137
Other expense (income)	282	(5)

Total operating expenses	10,119	11,056

Income (loss) from operations	(1,014)	(149)
Gain (loss) on sale of assets	12	(88)

Income (loss) from discontinued operations	$(1,002)	$(237)

      During the 2001 Period, an extraordinary gain on reorganization of $79.5 million was recorded in accordance with the implementation of the Plan (See Note 1 to the consolidated financial statements included elsewhere herein).

Liquidity and Capital Resources

      At December 31, 2002, we had a working capital deficit of $2.9 million and unrestricted cash and equivalents of $7.2 million.

      Net cash provided by operating activities was $4.4 million during the year ended December 31, 2002. The primary source of cash was from operating income (rents less resident operating expenses, general and administrative, and building rents) of $16.0 million. Interest payments of $10.9 million offset this source of cash.

      Net cash used in investing activities totaled $4.1 million during the year ended December 31, 2002. The primary use of cash was $2.6 million related to purchases of property and equipment. Restricted cash increased by $1.5 million due to workers compensation deposits required by our insurance carrier (funds will be withdrawn from this account as workers compensation claims are paid) and due to the segregation of cash restricted for tenant security deposits.

      Net cash provided by financing activities was $808,000 during the year ended December 31, 2002. We received gross proceeds of $3.5 million in draws on the GE Capital line of credit during the year ended December 31, 2002. Principal payments on long term debt and capital lease obligations were $2.6 million for the year ended December 31, 2002.

      On March 2, 2001, we entered into an agreement with GE Capital for a line of credit facility up to $45.0 million (the “Existing Facility”). This line was scheduled to mature on August 31, 2002. This line carried an interest rate of 3.85% over the three-month LIBOR rate floating monthly and required monthly interest-only payments until maturity.

      On June 27, 2001, we amended the Existing Facility, reducing the aggregate line of credit available from $45.0 million to $20.0 million. The Existing Facility was scheduled to mature on September 28, 2001, which maturity was extended to October 12, 2001.

      On October 4, 2001, in connection with our bankruptcy petition, we entered into a debtor-in-possession facility with GE Capital in an amount of up to $4.4 million (the “DIP Facility”). The DIP Facility carried an interest rate calculated at 5.0% over three month LIBOR, floating monthly, and was payable monthly in arrears. We had $1.0 million outstanding under this DIP Facility on the Effective Date which was refinanced in the “Exit Facility” as defined below.

      Concurrent with the closing of the DIP Facility, we entered into a further amendment of the Existing Facility, which amendment, among other things, extended the maturity of the Existing Facility to be coterminous with the DIP Facility, amended the interest to be calculated at 5.0% over three month LIBOR, floating monthly, payable monthly in arrears, increased the aggregate line of credit available from $20.0 million to $39.6 million and permitted the financing of the acquisition by Texas ALC Partners, L.P. (“Texas ALC”) of sixteen properties previously leased by Texas ALC from the current lessor thereunder, T and F Properties, L.P. (the “Meditrust Properties” and the acquisition by Texas ALC, the “Meditrust Acquisition”). The purchase of the Meditrust Properties was completed on October 24, 2001. The DIP Collateral and the collateral for the Existing Facility (including the Meditrust Properties when acquired) cross-collateralized both the DIP Facility and the Existing Facility, as amended. We had $39.5 million outstanding under the Existing Facility which was refinanced under the “Exit Facility,” as defined below.

      The DIP Facility was refinanced through the Existing Facility, as amended by the second amendment in connection with the exit from bankruptcy (the “Exit Facility”). The principal amount of the Exit Facility will not exceed $44.0 million and will mature on January 1, 2005. Principal is payable monthly in a monthly amount of $50,000 for the first year, $65,000 for the second year and $80,000 for the last year of the Exit Facility term. Interest is at 4.5% over three month LIBOR, floating monthly (not to be less than 8%), and payable monthly in arrears. The Exit Facility is secured by 31 properties. At December 31, 2002, we had $43.5 million outstanding under the Exit Facility.

      The Company has a series of Reimbursement Agreements with U.S. Bank for Letters of Credit that support certain of our Revenue Bonds Payable, which total approximately $23.2 million as of December 31,

2002. Our credit agreements with U.S. Bank contain restrictive covenants which include compliance with certain ratios. The agreements also require us to deposit $500,000 in cash collateral with U.S. Bank in the event certain regulatory actions are commenced with respect to the properties securing our obligations to U.S. Bank. U.S. Bank is required to release such deposits upon satisfactory resolution of the regulatory action. As of the date of this filing, no such deposits have been required.

      In May 2002, we amended our existing agreement with U.S. Bank, establishing new covenants, with which we were in compliance as of December 31, 2002. Failure to comply with these covenants would constitute an event of default, which would allow U.S. Bank to declare any amounts outstanding under the loan documents to be due and payable.

      Approximately $25.2 million of our indebtedness was secured by letters of credit held by U.S. Bank as of December 31, 2002 which in some cases have termination dates prior to the maturity of the underlying debt. As such letters of credit expire, beginning in 2003, we will need to obtain replacement letters of credit, post cash collateral or refinance the underlying debt. There can be no assurance that we will be able to procure replacement letters of credit from the same or other lending institutions on terms that are acceptable to us. In the event that we are unable to obtain a replacement letter of credit or provide alternate collateral prior to the expiration of any of these letters of credit, we would be in default on the underlying debt.

      Certain of our leases, loan agreements, and debt instruments contain covenants and cross-default provisions such that a default on one of those agreements could cause us to be in default on one or more other agreements, which would have a material adverse effect on the Company.

      Our ability to make payments on and to refinance any of our indebtedness, to satisfy our lease obligations and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to draw additional amounts under our facility with GE Capital may depend on us satisfying certain conditions to draw additional amounts under the facility.

      Based upon our current level of operations, we believe that our current cash on hand and cash flow from operations are sufficient to meet our liquidity needs for at least the next fiscal year. However, the Company is highly dependent on its ability to generate cash from its operations and does not currently have immediate access to large resources of additional available credit to meet its unanticipated liquidity needs.

      There can be no assurance, however, that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness, to satisfy our lease obligations and to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness, on or before maturity. There can be no assurance that we will be able to refinance any of our indebtedness, on commercially reasonable terms or at all.

Seasonality

      We are subject to modest effects of seasonality. During the calendar fourth quarter holiday periods assisted living residents sometimes move out to join family celebrations and move-ins are often deferred. The first quarter of each calendar year usually coincides with increased illness among assisted living residents which can result in increased costs or increases in move-outs due to death or move-outs to skilled nursing facilities. As a result of these factors, assisted living operations sometimes produce greater earnings in the second and third quarters of a calendar year and lesser earnings in the first and fourth quarters. We do not believe that this seasonality will cause fluctuations in our revenues or operating cash flows to such an extent that we will have difficulty paying our expenses, including rent, which does not fluctuate seasonally.

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

Recent Accounting Pronouncements

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. The adoption of SFAS No. 145 had no impact on the consolidated financial statements of the Company.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which changes the way a company will report the expenses related to restructuring. SFAS No. 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002. Under SFAS No. 146, a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. The effect of adoption of SFAS No. 146 is dependent on our related activities subsequent to the date of adoption.

      In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 addresses financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS No. 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets of financial institutions, including those acquired in transactions between two or more mutual enterprises. The provisions of the statement will be effective for acquisitions on or after October 1, 2002. Since SFAS No. 147 is not relevant to the Company’s business this statement will have no impact on the Company’s financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002.

Forward-looking statements and factors affecting our business and prospects.

      This report on Form 10-K, including the risks discussed below, contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain language such as believe, expect, anticipate, will, estimates, intends, should, could and words of similar import. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including without limitation (i) our ability to control costs and improve operating margins, (ii) the possibility that we will experience a decrease in occupancy in our residences, which would adversely affect residence revenues and operating margins, (iii) our ability to operate our residences in compliance with evolving regulatory requirements, (iv) the degree to which our future operating results and financial condition may be affected by a reduction in Medicaid reimbursement rates and (v) the risk factors discussed below. In light of such risks and uncertainties, our actual results could differ materially from such forward-looking statements. Except as may be required by law, we do not undertake any obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

We are highly leveraged; our loan and lease agreements contain financial covenants.

      We are highly leveraged. We had total indebtedness, including short-term portion, of $163.7 million (principal amount) and shareholders’ equity of $28.4 million as of December 31, 2002. We obtained some relief through the implementation of our Plan but will continue to be highly leveraged (see Notes 1 and 7 of the condensed consolidated financial statements included elsewhere herein). The degree to which we are leveraged could have important consequences, including making it difficult to satisfy our debt or lease obligations; increasing our vulnerability to general adverse economic and industry conditions; limiting our ability to obtain additional financing; requiring dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on our debt and leases, thereby reducing the availability of such cash flow to fund working capital, capital expenditures or other general corporate purposes; limiting our flexibility in planning for, or reacting to, changes in our business or industry; and placing us at a competitive disadvantage to less leveraged competitors.

      In May 2002, we amended our existing agreement with U.S. Bank, establishing new covenants, with which we were in compliance as of December 31, 2002. Failure to comply with these covenants would constitute an event of default, which would allow U.S. Bank to declare any amounts outstanding under the loan documents to be due and payable. We cannot provide assurance that we will comply in the future with the modified financial covenants included in the agreement, or with the financial covenants set forth in our other debt agreements and leases. If we fail to comply with one or more of the U.S. Bank covenants or any other debt or lease covenants (after giving effect to any applicable cure period), the lender or lessor may declare us in default of the underlying obligation and exercise any available remedies, which may include in the case of debt, declaring the entire amount of the debt immediately due and payable; foreclosing on any residences or other collateral securing the obligation; and in the case of a lease, terminating the lease and suing for damages.

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

      Our common stock currently trades on the over-the-counter bulletin board (“OTC.BB”) under the symbol “ASLC”. At this time there can be no assurances that our securities will ever be listed on any exchange, or that there will be an active trading market for our common stock. NASDAQ has announced that it intends to close the OTC.BB sometime after NASDAQ establishes the new Bulletin Board Exchange (“BBX”), which is expected sometime during the latter part of 2003 or early 2004. We expect to apply to list our common stock on the BBX or another exchange, but no assurance can be given that we will meet the requirements for listing on any exchange.

We are party to legal proceedings.

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

Certain of our leases may be terminated as a result of an increase in concentrated ownership in our common stock and upon occurrence of other events.

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

      In order to protect ourselves against the lawsuits and claims made against us, we currently maintain insurance policies in amounts and covering risks that are consistent with industry practice. However, as a result of poor loss experience, a number of insurance carriers have stopped providing insurance coverage to the long-term care industry, and those remaining have increased premiums and deductibles substantially. While nursing homes have been primarily affected, assisted living companies, including us, have experienced premium and deductible increases. Beginning January 1, 2003 we have a retention level of $500,000 per incident. Our professional liability insurance is on a claims-made basis. Assisted living providers are facing very difficult renewals. There can be no assurance that we will be able to obtain liability insurance in the future on commercially reasonable terms or at all. If a lawsuit or claim arises which ultimately results in an uninsured loss or a loss in excess of insured limits, such an outcome could have a material adverse effect on the Company.

      Our current insurance policies expire on December 31, 2003 and there can be no assurance that the Company will be able to renew its current policies with comparable rates and terms, if at all, which could have a material adverse effect on our operations, cash flows and liquidity.

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

      The cost of compliance with these regulations is significant. In addition, it could adversely affect our financial condition or results of operations if a court or regulatory tribunal were to determine we have failed to comply with any of these laws or regulations. Because these laws and regulations are amended from time to time, we cannot predict when and to what extent liability may arise. See “We must comply with laws and regulations regarding the confidentiality of medical information,” “We must comply with restrictions imposed by laws benefiting disabled persons”, “We may incur significant costs and liability as a result of medical waste” and “We may incur significant costs related to environmental remediation or compliance.”

      In the ordinary course of business, we receive and have received notices of deficiencies for failure to comply with various regulatory requirements. We review such notices and, in most cases, will agree with the regulator upon the steps to be taken to bring the facility into compliance with regulatory requirements. From time to time, we may dispute the matter and sometimes will seek a hearing if we do not agree with the regulator. In some cases or upon repeat violations, the regulator may take one or more adverse actions against a facility, such as the imposition of fines — the Company paid $15,000 and $5,000, respectively, in the aggregate for the years ended December 31, 2001 and 2002; temporary stop placement of admission of new residents, or imposition of other conditions to admission of new residents to a facility; termination of a facility’s Medicaid contract; conversion of a facility’s license to provisional status; and suspension or revocation of a facility’s license, which in 2001 included one residence in Washington against which the state considered license revocation procedures. This matter was settled in 2002.

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

      HHS finalized the new transaction standards on August 17, 2000, and covered entities were to comply with them by October 16, 2002. Congress passed legislation in December 2001 that delays for one year (October 16, 2003) the compliance date, but only for entities that submit a compliance plan to HHS by the original implementation deadline. The privacy standards were issued on December 28, 2000, and, after certain delays, became effective April 14, 2001, with a compliance date of April 14, 2003. The Bush Administration and Congress are taking a careful look at the existing regulations, but it is uncertain whether there will be additional changes to the privacy standards or their compliance date. With respect to the security regulation, once they are issued in final form, affected parties will have approximately two years to be fully compliant. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions.

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

      Many assisted living markets have been overbuilt, including certain markets in which we currently operate. In addition, the barriers to entry into the assisted living industry are not substantial. The effects of overbuilding include significantly longer fill up periods for our residences; newly opened competitor facilities may attract residents from some or all of our current facilities; pressure to lower or not increase rates paid by residents in our residences; increased competition for workers in already tight labor markets; and lower profit margins until vacant units in our residences are filled.

      If we are unable to compete effectively in markets as a result of overbuilding, we will suffer lower revenue and may suffer a loss of market share and/or cash.

      Due to market conditions facing one location in Indiana, we closed the facility, effective March 15, 2002. Sale of this facility is expected to be completed in the Second Quarter of 2003.

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

      Our business depends significantly on our properties located in Texas, Indiana, Oregon, Ohio and Washington. As of December 31, 2002, 22.4% of our properties were located in Texas, 11.8% in Indiana, 10.1% in Oregon, 10.1% in Ohio and 9.0% in Washington. An economic downturn, or changes in the laws affecting our business, in these markets could have a material adverse effect on our operating results. In addition, there can be no assurance that the economy in any of these markets will continue to grow.

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

	Twelve Months Ended			Twelve Months Ended
	December 31, 2001			December 31, 2002

	Medicaid		Private	Medicaid		Private

	State	Tenant	Tenant	State	Tenant	Tenant
	Paid	Paid	Paid	Paid	Paid	Paid
	Portion	Portion	Portion	Portion	Portion	Portion

Oregon	27.6%	16.2%	56.2%	25.9%	15.7%	58.4%
Washington	29.4%	17.4%	53.2%	30.6%	19.8%	49.6%
Idaho	15.8%	9.7%	74.5%	14.8%	13.1%	72.1%
Arizona	16.4%	13.7%	69.9%	21.8%	15.5%	62.6%
New Jersey	22.3%	5.6%	72.1%	19.5%	9.9%	70.6%
Texas	15.2%	7.6%	77.2%	16.2%	9.1%	74.8%
Nebraska	9.4%	5.5%	85.1%	10.4%	5.6%	84.0%

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

      For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect our future earnings and cash flows. We had variable rate debt of $68.7 million outstanding at December 31, 2002 with a weighted average interest rate of 5.7%, of which $43.4 million has an interest rate floor of 8.0%. Assuming that our balance of variable rate debt, excluding $43.4 million which has an interest rate floor of 8.0%, remains constant at $25.3 million, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in net cash flows, of $253,000. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in net cash flows, of $253,000. For our $43.4 million of variable rate debt which has a interest rate floor of 8.0%, each one-percent increase in interest rates in excess of 8.0% would result in an annual increase in interest expense, and a corresponding decrease in net cash flows, of $434,000. Conversely, each one-percent decrease at interest rates of 9.0% or greater would result in an annual decrease in interest expense, and a corresponding increase in net cash flows, of $434,000.

      The table below presents principal cash flows and related weighted average interest rates by expected maturity dates of our long-term debt (in thousands).

	December 31, Expected Maturity Date							December 31,	December 31,
								2001	2002
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value	Fair Value

Long-term debt:
Fixed rate	$779	$841	$909	$981	$834	$42,294	$46,638	$46,033	$45,417
Average interest rate	7.77%	7.77%	7.77%	7.77%	7.79%	7.77%	7.77%
Variable rate	$1,860	$2,100	$39,328	$1,275	$1,345	$22,823	$68,731	$65,172	$71,632
Average interest rate	6.07%	6.07%	6.07%	6.07%	6.07%	6.07%	6.07%

Total long-term debt	$2,639	$2,941	$40,237	$2,256	$2,179	$65,117	$115,369	$111,205	$117,049
Reorganization Notes:
Senior Notes	$—	$—	$—	$—	$—	$35,750	$35,750	$40,250	$35,571
Average interest rate	10.0%	10.0%	10.0%	10.0%	10.0%	10.0%	10.0%
Junior Notes(1)	$—	$—	$—	$—	$—	$12,628	$12,628	$12,628	$11,849
Average interest rate	8.0%	8.0%	12.0%	12.0%	12.0%	12.0%	12.0%

Total Notes	$—	$—	$—	$—	$—	$48,378	$48,378	$52,878	$47,420

Total long-term debt and Notes	$2,639	$2,941	$40,237	$2,256	$2,179	$113,495	$163,747	$164,083	$164,469

(1)	The Junior Notes were issued at a discount. The face amount of these notes is $15.25 million and the notes bear interest at 8.0% for the first three years, payable in kind, and thereafter bear interest at 12.0% for the remaining term of the loan, payable semi-annually.

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

ASSISTED LIVING CONCEPTS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

		Page

1.	Financial Statements:
	Independent Auditors’ Report	38
	Consolidated Balance Sheets, December 31, 2001 and 2002 (Successor Company)	39
	Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss, Years Ended December 31, 2000 and 2001 (Predecessor Company) and 2002 (Successor Company)	40
	Consolidated Statements of Shareholders’ Equity, Years Ended December 31, 2000 and 2001 (Predecessor Company) and 2002 (Successor Company)	41
	Consolidated Statements of Cash Flows, Years Ended December 31, 2000 and 2001 (Predecessor Company) and 2002 (Successor Company)	42
	Notes to Consolidated Financial Statements	43
2.	Financial Statement Schedule
	Schedule II — Valuation and Qualifying Accounts	78

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders

of Assisted Living Concepts, Inc. and Subsidiaries:

      We have audited the accompanying consolidated balance sheet of Assisted Living Concepts, Inc. and subsidiaries as of December 31, 2001 and 2002 (Successor Company) and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years ended December 31, 2000 and 2001 (Predecessor Company) and the year ended December 31, 2002 (Successor Company). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Assisted Living Concepts Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of the Predecessor Company’s operations and cash flows for the years ended December 31, 2000, 2001, and for the Successor Company for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KPMG LLP

Dallas, Texas

February 28, 2003

ASSISTED LIVING CONCEPTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

ASSETS

	Successor Company

	December 31,

	2001	2002

Current assets:
Cash and cash equivalents	$6,077	$7,165
Cash restricted for tenant security deposits	2,415	1,929
Accounts receivable, net of allowance for doubtful accounts of $230 at 2002	2,328	2,715
Prepaid insurance	160	343
Prepaid expenses	823	991
Assets held for sale	—	9,727
Cash restricted for workers compensation claims	2,825	4,696
Other current assets	3,862	3,193

Total current assets	18,490	30,759
Restricted cash	5,349	5,315
Property and equipment, net	196,548	177,930
Other assets, net	1,866	2,036

Total assets	$222,253	$216,040

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,450	$769
Accrued real estate taxes	4,523	4,836
Accrued interest expense	666	2,174
Accrued payroll expense	4,561	5,021
Other accrued expenses	7,163	5,718
Tenant security deposits	2,471	1,991
Other current liabilities	652	976
Current portion of unfavorable lease adjustment	681	607
Current portion of long-term debt and capital lease obligation	2,622	11,521

Total current liabilities	24,789	33,613
Other liabilities	89	463
Unfavorable lease adjustment	3,115	2,508
Long-term debt and capital lease obligations, net of current portion	108,583	109,078
Senior and Junior Secured note	52,878	41,993

Total liabilities	189,454	187,655

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 3,250,000 shares authorized;	—	—
Common Stock, $.01 par value; 20,000,000 shares authorized; issued and outstanding 6,431,759 shares at December 31, 2001 and 2002 (68,241 shares to be issued upon settlement of pending claims)	65	65
Additional paid-in capital	32,734	32,734
Accumulated deficit	—	(4,414)

Total shareholders’ equity	32,799	28,385

Total liabilities and shareholders’ equity	$222,253	$216,040

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

			Successor
	Predecessor Company		Company

	Years Ended December 31,

	2000	2001	2002

Revenue	$130,318	$139,771	$146,269
Operating expenses:
Residence operating expenses	87,086	94,689	100,351
Corporate general and administrative	18,365	17,119	18,140
Building rentals	15,237	15,234	11,823
Depreciation and amortization	8,797	9,212	6,369
Class action litigation settlement	10,020	—	—

Total operating expenses	139,505	136,254	136,683

Operating income (loss)	(9,187)	3,517	9,586

Other income (expense):
Interest expense	(16,070)	(19,465)	(14,148)
Interest income	786	650	213
Loss on sale of marketable securities	(368)	—	—
Other income, net	55	30	64

Total other expense	(15,597)	(18,785)	(13,871)

Loss before debt restructure and reorganization cost, fresh start adjustments, discontinued operations and extraordinary item	(24,784)	(15,268)	(4,285)
Debt restructure and reorganization cost	—	(8,581)	(708)
Fresh start adjustments	—	(119,320)	—

Loss from continuing operations	(24,784)	(143,169)	(4,993)
Discontinued operations:
Gain (loss) on sale of assets	12	(88)	(552)
Income (loss) from operations	(1,014)	(149)	1,131

Income (loss) from discontinued operations	(1,002)	(237)	579
Loss before extraordinary item	(25,786)	(143,406)	(4,414)
Extraordinary item — gain on reorganization	—	79,520	—

Net loss	$(25,786)	$(63,886)	$(4,414)

Basic and diluted net loss per common share:
Loss from continuing operations	$(1.45)	$(8.36)	$(0.77)
Income (loss) from discontinued operations	(0.06)	(0.01)	0.09
Extraordinary item	—	4.64	—

Basic and diluted net loss per common share	$(1.51)	$(3.73)	$(.68)

Basic and diluted weighted average common shares outstanding	17,121	17,121	6,500

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

			Successor
	Predecessor Company		Company

	Years Ended December 31,

	2000	2001	2002

Net loss	$(25,786)	$(63,886)	$(4,414)
Other comprehensive loss:
Reclassification adjustment for loss on sale of marketable securities included in net loss	320	—	—

Comprehensive loss	$(25,466)	$(63,886)	$(4,414)

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

				Fair Market
				Value In	Accumulated
	Common Stock		Additional	Excess of	Other		Total
			Paid-In	Historical	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Cost	Loss	Deficit	Equity

Balance at December 31, 1999, Predecessor Company	17,121	171	144,443	(239)	(320)	(54,711)	89,344
Compensation expense on issuance of consultant options	—	—	8	—	—	—	8
Reclassification adjustment for loss included in net loss	—	—	—	—	320	—	320
Net loss	—	—	—	—	—	(25,786)	(25,786)

Balance at December 31, 2000, Predecessor Company	17,121	171	144,451	(239)	—	(80,497)	63,886
Net loss	—	—	—	—	—	(63,886)	(63,886)

Balance at December 31, 2001, Predecessor Company	17,121	171	144,451	(239)	—	(144,383)	—
Fresh start reclassifications	(17,121)	(171)	(144,451)	239	—	144,383	—
Issuance of common stock	6,500	65	32,734	—	—	—	32,799

Balance at December 31, 2001, Successor Company	6,500	$65	$32,734	$—	$—	$—	$32,799
Net Loss	—	—	$—	$—	$—	$(4,414)	$(4,414)

Balance at December 31, 2002, Successor Company	6,500	$65	$32,734	$—	$—	$(4,414)	$28,385

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

			Successor
	Predecessor Company		Company

	Years Ended December 31,

	2000	2001	2002

Operating activities:
Net loss	$(25,786)	$(63,886)	$(4,414)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,923	10,349	6,761
Provision for doubtful accounts	1,932	(61)	340
Amortization of deferred financing fees	1,613	3,708	106
Extraordinary gain on reorganization	—	(79,520)	—
Fresh start adjustments	—	119,320	—
Loss on the sale of marketable securities	368	—	—
Loss (gain) on sale of discontinued and other assets	(13)	88	728
Amortization of fair market value adjustments to building rentals	—	—	(681)
PIK Interest	—	—	1,244
Amortization of fair value adjustment of debt	—	—	427
Amortization of note discount	—	—	451
Straight-line adjustment to building rental	—	—	374
Compensation expense on issuance of consultant options	8	—	—
Changes in assets and liabilities:
Accounts receivable	(311)	181	(727)
Prepaid expenses	(1,859)	1,815	(351)
Other current assets	690	1,252	363
Other assets	(17)	3,193	(197)
Accounts payable	1,390	(1,258)	(681)
Accrued expenses	3,809	5,846	836
Other current liabilities	8,854	(8,165)	(156)
Other liabilities	99	(589)	0

Net cash provided by (used in) operating activities	700	(7,727)	4,423

Investing activities:
Sale of marketable securities, available for sale	1,632	—	—
Restricted cash	1,089	(4,123)	(1,522)
Proceeds from sale of property and equipment	14	—	4,751
Purchases of property and equipment	(3,543)	(2,094)	(2,621)
Acquisition of properties	—	(23,500)	—

Net cash used in investing activities	(808)	(29,717)	608

Financing activities:
Proceeds from (payments on) bridge loan	4,000	(4,000)	—
Proceeds from long-term debt	—	49,924	3,508
Proceeds from DIP facility	—	1,000	—
Payments on long-term debt and capital lease obligation	(1,609)	(4,692)	(7,372)
Debt issuance costs of offerings and long-term debt	—	(6,155)	(79)

Net cash provided by financing activities	2,391	36,077	(3,943)

Net (decrease) increase in cash and cash equivalents	2,283	(1,367)	1,088
Cash and cash equivalents, beginning of year	5,161	7,444	6,077

Cash and cash equivalents, end of year	$7,444	$6,077	$7,165

Supplemental disclosure of cash flow information:
Cash payments for interest	$14,945	$11,181	$10,864
Non-cash transactions:
Decrease in construction payable & property & equipment	$(1,078)	—	—
Purchase of equipment with capital lease obligation	263	—	—
Elimination of deferred gain on purchase of leased properties	—	$1,786	—

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

Reorganization

      On October 1, 2001, Assisted Living Concepts, Inc. (the “Company”), and its wholly owned subsidiary, Carriage House Assisted Living, Inc. (“Carriage House”, and together with the Company, the “Debtors”) each filed a voluntary petition under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware in Wilmington (the “Court”), case nos. 01-10674 and 01-10670, respectively, which were jointly administered. The Court gave final approval to the first amended joint plan of reorganization (the “Plan”) on December 28, 2001.

      On January 1, 2002 (the “Effective Date”) the Debtors emerged from the proceedings under Chapter 11 of the Bankruptcy Code. The Plan authorized the issuance as of the Effective Date (subject to the Reserve described below) of $40.25 million aggregate principal amount of seven-year secured notes (the “New Senior Secured Notes”), bearing interest at 10% per annum, payable semi-annually in arrears, and $15.25 million aggregate principal amount of ten-year secured notes (the “New Junior Secured Notes” and collectively with the New Senior Secured Notes, the “New Notes”), bearing interest payable in additional New Junior Secured Notes for three years at 8% per annum and thereafter payable in cash at 12% per annum, payable semi-annually in arrears, and (c) 6,500,000 shares of new common stock, par value $0.01 (the “New Common Stock”) of the reorganized Company, of which 4% was issued to shareholders of the Predecessor Company.

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

      The Company held back from the initial issuance of New Common Stock and New Notes on the Effective Date, $440,178 of New Senior Secured Notes, $166,775 of New Junior Secured Notes and 68,241 shares of New Common Stock (collectively, the “Reserve”) to be issued to holders of general unsecured claims at a later date. The total amount of, and the identities of all of the holders of, the general unsecured claims were not known as of the Effective Date, either because they were disputed or they were not made by their holders prior to December 19, 2001, the cutoff date for calculating the Reserve (the “Cutoff Date”). Once the total amount and the identities of the holders of those claims are determined and the claims agreed, the shares of New Common Stock and the New Notes held in the Reserve will be distributed pro rata among the holders of those claims (the date of this distribution, the “Subsequent Distribution Date”).

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

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

claims allowed prior to the Cutoff Date will receive distributions of securities both on the Effective Date and on the Subsequent Distribution Date.

      As a result of the consummation of the Plan, the Company recognized an extraordinary gain on reorganization as follows (in thousands):

Year Ended
December 31, 2001

Liabilities subject to compromise:
Subordinated convertible debentures	$161,250
Accrued interest on subordinated convertible debentures	3,914
Employee separation agreement	152
Accrued interest on mortgage loans discharged	43
Discharge of two mortgage loans	5,855

Total liabilities subject to compromise	$171,214
Less:
Value of new Senior Secured Notes	40,250
Value of new Junior Secured Notes	12,628
Carrying value of deferred financing fees of discharged debts	1,026
Carrying value of property conveyed in satisfaction of debt	4,957
Carrying value of assets related to rejected lease	34
Value of Successor Company’s common stock	32,799

Extraordinary gain on reorganization	$79,520

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

      The following reconciliation of the Predecessor Company’s consolidated balance sheet as of December 31, 2001 to that of the Successor Company was prepared to present the adjustments that give effect to the reorganization and fresh-start reporting.

      The adjustments entitled Reorganization reflect the consummation of the Plan, including the elimination of existing liabilities subject to compromise, assets conveyed to a lender and reflect the reorganization value of the Successor Company.

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The adjustments entitled Fresh-Start Adjustments reflect the adoption of fresh start reporting, including the elimination of goodwill and adjustments to record property, plant and equipment and other long-term assets and liabilities, at their fair values. Management estimated the fair value of its assets and liabilities by utilizing commonly used discounted cash flow valuation methods.

	Predecessor		Fresh-Start		Successor
	Company	Reorganization	Adjustments	Reclassifications	Company

	(In thousands)
Assets:
Cash and cash equivalents	$6,077	$—	$—	$—	$6,077
Cash restricted for tenant security deposits	2,415	—	—	—	2,415
Accounts receivable, net	2,328	—	—	—	2,328
Prepaid insurance	160	—	—	—	160
Prepaid expenses	832	(9)		—	823
Cash restricted for workers’ compensation claims	2,825	—	—	—	2,825
Other current assets	3,870	(8)		—	3,862

Total current assets	18,507	(17)			18,490

Restricted cash	5,349	—	—	—	5,349
Property and equipment, net	312,459	(4,980)	(110,931)	—	196,548
Goodwill, net	4,493	—	(4,493)	—	—
Other assets, net	8,030	(1,026)	(5,138)	—	1,866

Total assets	$348,838	$(6,023)	$(120,562)	$—	$222,253

Current liabilities:
Accounts payable	$1,450	$—	$—	$—	$1,450
Accrued real estate taxes	4,517	(6)	12	—	4,523
Accrued interest expense	4,623	(3,957)	—	—	666
Accrued payroll expense	4,561	—	—	—	4,561
Other accrued expenses	7,163	—	—	—	7,163
Tenant security deposits	2,471	—	—	—	2,471
Other current liabilities	804	(152)	—	—	652
Current portion of unfavorable lease adjustment	—	—	681	—	681
Current portion of long-term debt and capital lease obligations	2,622		—	—	2,622

Total current liabilities	28,211	(4,115)	693	—	24,789

Other liabilities	3,684		(3,595)	—	89
Unfavorable lease adjustment	—	—	3,115	—	3,115
Long-term debt and capital lease obligations, net of current portion	115,893	47,023	(1,455)	—	161,461
Convertible subordinated debentures	161,250	(161,250)	—	—	—

Total liabilities	309,038	(118,342)	(1,242)	—	184,454

Commitments and contingencies Shareholders’ equity:
Preferred Stock,	—	—	—	—	—
Common Stock,	171	65	—	(171)	65
Additional paid-in capital	144,451	32,734	—	(144,451)	32,734
Fair market value in excess of historical cost of acquired net assets	(239)	—	—	239	—
Accumulated deficit	(104,583)	79,520	(119,320)	144,383	—

Total shareholders’ equity	39,800	112,319	(119,320)	—	32,799

Total liabilities and shareholders’ equity	$348,838	$(6,023)	$(120,562)	$—	$222,253

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Predecessor Company for the two years ended December 31, 2001, and the Successor Company as of December 31, 2001 and 2002 and the year ended December 31, 2002. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash Equivalents and Marketable Securities

      Cash equivalents of $1.1 million and $6.4 million at December 31, 2001 and 2002, respectively, consist of highly liquid investments with maturities of three months or less at the date of purchase. Any investments in marketable securities are stated at fair value with any unrealized gains or losses included as accumulated other comprehensive loss in shareholders’ equity. Interest income is recognized when earned.

Leases

      The Company determines the classification of its leases as either operating or capital at their inception. The Company re-evaluates such classification whenever circumstances or events occur that require the reevaluation of the leases.

      The Predecessor Company accounted for arrangements entered into under sale and leaseback agreements pursuant to Statement of Financial Accounting Standards (SFAS) No. 98, “Accounting for Leases.” For transactions that qualify as sales and operating leases, a sale is recognized and the asset is removed from the books. For transactions that qualify as sales and capital leases, the sale is recognized, but the asset remains on the books and a capital lease obligation is recorded. Transactions that do not qualify for sales treatment are treated as financing transactions. In the case of financing transactions, the asset remains on the books and a finance obligation is recorded as part of long-term debt. Losses on sale and leaseback agreements are recognized at the time of the transaction absent indication that the sales price is not representative of fair value. Gains are deferred and recognized on a straight-line basis over the initial term of the lease. In accordance with fresh-start reporting, such gains were eliminated from the Predecessor Company’s books as of the Effective date.

      All of the Company’s leases contain various provisions for annual increases in rent, or rent escalators. Certain of these leases contain rent escalators with future minimum annual rent increases that are not considered contingent rents. The total amount of the rent payments under such leases with non-contingent rent escalators is being charged to expense on the straight-line method over the term of the leases. The Company records a deferred credit, included in other liabilities, to reflect the excess of rent expense over cash payments. This deferred credit is reduced in the later years of the lease term as the cash payments exceed the rent expense. Other liabilities of the Successor Company includes $384,000 of such deferred credits at December 31, 2002. In accordance with fresh-start reporting, the Predecessor Company’s deferred credit was eliminated as of the Effective Date. However, lease expense for those leases with non-contingent rent

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

escalators from the Effective Date forward will continue to be charged to expense on the straight-line method over the remaining term of the leases. (See Note 5).

Property and Equipment

      Property and equipment are recorded at cost and depreciation is computed over the assets’ estimated useful lives on the straight-line basis as follows:

	Predecessor	Successor
	Company	Company

Buildings and building improvements	40 years	35 to 40 years
Furniture and equipment	3 to 7 years	3 to 7 years

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

      The Company evaluates long-lived assets for impairment whenever facts and circumstances indicate an asset’s carrying value may not be recoverable on an undiscounted cash flow basis. If an impairment is determined to have occurred, an impairment loss is recognized to the extent the asset’s carrying amount exceeds its fair value. Assets the Company intends to dispose of are reported at the lower of (i) carrying amount or (ii) fair value less the cost to sell. The Successor Company has not recognized any impairment losses on property.

      Maintenance and repairs are charged to expense as incurred, and significant betterments and improvements are capitalized.

Goodwill

      Goodwill of the Predecessor Company consisted of costs in excess of the fair value of the net assets acquired in purchase transactions as of the date of acquisition and was being amortized over periods ranging between 15 and 20 years on a straight-line basis. In accordance with fresh-start reporting, the Predecessor Company’s goodwill was eliminated as of the Effective Date.

Deferred Financing Costs

      Financing costs related to the issuance of debt are capitalized as other assets and amortized to interest expense over the term of the related debt using a method which approximates the effective interest method. As of the Effective Date, approximately $3.8 million of net deferred financing fees associated with the debts that were discharged as a result of the Plan were eliminated as reorganization and fresh-start adjustments.

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

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unfavorable Leases

      As of the Effective Date, the Successor Company revalued its leases in conjunction with the implementation of fresh-start reporting. Amortization of unfavorable leases is computed using the straight-line method over the life of the respective leases.

Revenue Recognition

      Revenue is recognized when services are rendered and consists of residents’ fees for basic housing and support services and fees associated with additional services such as routine health care and personalized assistance on a fee for service basis. The collectibility of the accounts receivable is assessed periodically and a provision for doubtful accounts is recorded as considered necessary.

Classification of Expenses

      Residence operating expenses exclude all expenses associated with the Company’s corporate home office or support functions, which have been classified as corporate general and administrative expense.

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

      Vested options to purchase 477,000 and 880,000 shares of common stock were outstanding during the years ended December 31, 2000 and 2001, respectively. These options were excluded from the respective computations of diluted loss per share, as their inclusion would be antidilutive. All outstanding options were cancelled upon the Effective Date of the Plan. Vested options at year-end December 31, 2002 were immaterial.

      Also excluded from the computations of diluted loss per share, for the years ended December 31, 2000 and 2001 were, 6,685,789 shares of common stock issuable upon conversion of the Company’s convertible subordinated debentures (see Note 1) as their inclusion would be antidilutive. These convertible subordinated debentures were eliminated upon the Effective Date of the Plan.

Segment Reporting

      Financial Accounting Standards Board Statement (FASB) of Financial Accounting Standards (SFAS) No. 131, Disclosure about Segments of an Enterprise and Related Information requires public enterprises to report certain information about their operating segments in a complete set of financial statements to shareholders. It also requires reporting of certain enterprise-wide information about the Company’s products and services, its activities in different geographic areas, and its reliance on major customers. The basis for determining the Company’s operating segments is the manner in which management operates the business. The Company has no foreign operations and no customers which provide over 10 percent of gross revenue. The Company reviews operating results at the residence level; it also meets the aggregation criteria in order to report the results as one business segment.

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates

      The Company has made certain estimates and assumptions relating to the reporting of assets and liabilities, and the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. Significant estimates include professional liability, workers’ compensation, fresh start accounting adjustments, the evaluation of long-lived assets for impairment, and allowance for doubtful accounts.

Workers Compensation and Professional Liability

      The Company utilizes third-party insurance for losses and liabilities associated with workers compensation and professional liability claims subject to deductible levels. Losses up to the deductible level are accrued based upon the Company’s estimates of the aggregate liability for claims incurred based on Company experience.

Reclassifications

      Certain reclassifications have been made in the prior years’ financial statements to conform to the current year’s presentation. Such reclassifications had no effect on previously reported net loss or shareholders’ equity.

Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      Cash and cash equivalents — The carrying amount approximates fair value because of the short maturity of those instruments.

      Long=-term debt — The fair value of the Company’s long term debt is estimated based on 1) terms for same or similar debt instruments, or 2) terms of recently completed transactions of similar nature or terms offered to the Company, or 3) quoted market rates.

      The estimated fair values of the Company’s long-term debt is as follows:

	December 31, 2001	December 31, 2002

Carrying value	$164,083	$162,592
Fair value	$164,083	$164,469

Stock-based Compensation

      The Company’s stock-based compensation plans are described in Note 10. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

			Successor
	Predecessor Company		Company

	Years Ended December 31,

	2000	2001	2002

Net loss as reported	$(25,786)	$(63,886)	$(4,414)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,800)	—	(103)

Pro forma net loss	$(27,586)	$(63,886)	$(4,517)

Earnings per share:
Basic 2nd diluted — as reported	$(1.51)	$(3.73)	$(.68)
Basic 2nd diluted — pro forma	$(1.61)	$(3.73)	$(.69)

Concentration of Credit Risk

      The Company depends on the economies of Texas, Indiana, Oregon, Ohio and Washington and to some extent, on the continued funding of State Medicaid waiver programs in some of those states. As of December 31, 2002, 22.4% of the Company’s properties were in Texas, 11.2% in Indiana, 10.1% in Oregon, 10.1% in Ohio and 9.0% in Washington. Adverse changes in general economic factors affecting the respective health care industries or laws and regulator environment in each of these states, including Medicaid reimbursement rates, could have a material adverse effect on the Company’s financial condition and results of operations.

      State Medicaid reimbursement programs constitute a significant source of revenue for the Company. During the years ended December 31, 2000, 2001, and 2002 direct payments received from state Medicaid agencies accounted for approximately 11.1%, 12.5%, and 12.8% respectively, of the Company’s revenue while the tenant paid portion received from Medicaid residents accounted for approximately 6.2%, 6.8%, and 7.5% respectively, of the Company’s revenue during these periods. The Company expects in the future that State Medicaid reimbursement programs will constitute a significant source of revenue for the Company.

 2. Cash

      The Company’s cash and cash equivalents consist of the following as of December 31 (in thousands):

	December 31, 2001	December 31, 2002

Cash	$5,022	$718
Cash equivalents	1,055	6,447

Total cash and cash equivalents	$6,077	$7,165

 3. Long-Term Restricted Cash

      Long-term restricted cash consists of the following as of December 31 (in thousands):

	December 31, 2001	December 31, 2002

Cash held for loan agreements with U.S. Bank National Association (“U.S. Bank”)	$4,338	$4,339
Cash held in accordance with lease agreements	970	976
State regulated restricted tenant security deposits	41	—

Total long-term restricted cash	$5,349	$5,315

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Cash Restricted for Tenant Security Deposits

      During 2001, the Company borrowed $2.5 million on its credit facility with GE Capital (formerly Heller Healthcare Finance, Inc.), and, in accordance with the agreement, established a restricted cash account for funds held for tenant security deposits with such proceeds. (See note 7). The amount of cash restricted for tenant security deposits was $1,929,000 at December 31, 2002, and is subject to quarterly adjustment to actual amount of security deposits held.

 5.     Leases

      A summary of leases that the Company has entered into is as follows:

		Number of
		Sale and
	Number	Leaseback
	of Leased	Residences	Total
	Residences	Accounted for	Number of	Units Under
	(“Oregon	as Operating	Operating	Operating
	Leases”)	Leases	Leases	Leases

Leases at December 31, 1999	6	64	70	2,633
Lease expansions during 2000	—	—	—	1

Leases at December 31, 2000	6	64	70	2,634
Leases entered into in during 2001	—	2	2	78
Lease terminations during 2001	(1)	—	(1)	(34)
Leased facilities purchased during 2001		(16)	(16)	(573)

Leases at December 31, 2001 and 2002	5	50	55	2,105

      The Company has five Oregon leases (the “Oregon Leases”) where the lessor in each case obtained funding through the sale of bonds issued by the state of Oregon, Housing and Community Services Department (“OHCS”). In connection with the Oregon Leases, the Company entered into “Lease Approval Agreements” with OHCS and the lessor, pursuant to which the Company is obligated to comply with the terms and conditions of certain regulatory agreements to which the lessor is a party (See Note 7). The leases, which have fixed terms of 10 years, have been accounted for as operating leases. Aggregate deposits on these residences as of December 31, 2000, 2001, and 2002 were $126,000, $90,000, and $136,039, respectively, which are reflected in other assets. The Company previously had six Oregon Leases and terminated one of these leases effective December 1, 2001 in accordance with the Plan. The lessor of this property filed a claim against the Company in the bankruptcy proceedings regarding the early termination of this lease. The claim was approved by the Court and resulted in the issuance of $90,502 of Senior Notes, $34,290 of Junior Notes and 14,031 shares of common stock to this lessor.

      In June 1999, the Company amended all of its 37 leases with LTC. These amendments included provisions to eliminate future minimum annual rent increases, or “rent escalators,” that were not deemed to be contingent rents. Because of the rent escalators, prior to the amendments, the Company accounted for rent expense related to such leases on a straight-line basis. From the date of the amendment forward, the Company has accounted for the amended leases on a contractual cash payment basis and amortizes the deferred rent balance, at the date of the amendment, over the remaining initial term of the lease. Those amendments also redefined the lease renewal option with respect to certain leases and provided the lessor with the option to declare an event of default in the event of a change of control under certain circumstances. In addition, the amendments also provide the Company with the ability, subject to certain conditions, to sublease or assign its leases with respect to two Washington residences. (See Note 9).

      In accordance with the Company’s Plan, effective January 1, 2002, the Company entered into a Master Lease Agreement with LTC under which 16 leases were consolidated. This Master Lease Agreement provides

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for aggregate rent reductions of $875,000 per year and restructures the provision related to minimum rent increases for the 16 properties for the initial remaining term. As a result of the change in future annual rent increases as to the 16 properties under the Master Lease Agreement, the Company is required to account for rent expense on a straight-line basis. In exchange for the rent reduction, LTC filed a claim in the bankruptcy proceeding (to which the Company did not object) in the amount of $2,500,000. The claim was approved by the Court and entitled LTC to $590,694 of Senior Secured Notes, $223,803 of Junior Secured Notes and 91,576 shares of common stock. Prior to the issuance of any common stock to LTC, LTC entered into an agreement with Healthcare Holdings, Inc., a wholly owned subsidiary of CLC Healthcare, Inc. to allow it to purchase LTC’s right to receive the common stock. The Master Lease Agreement also provides LTC with the option to exercise certain remedies, including the termination of the Master Lease Agreement and certain other LTC leases due to cross-default rights, upon a change of control under which at least 30% ownership of the Company’s common stock is held by a party or combination of parties directly or indirectly. LTC has the same option if the stockholders approve a plan of liquidation or the stockholders approve a merger or consolidation meeting certain conditions. At the same time that the Company entered into the Master Lease Agreement, they also amended 16 other leases with LTC under which the renewal rights of certain of those leases are tied together differently than previously with certain other leases.

      Certain of the Company’s leases and loan agreements contain covenants and cross-default provisions such that a default on one of those instruments could cause the Company to be in default on one or more other instruments. Pursuant to certain lease agreements, the Company restricted $1.0 million of cash balances as additional collateral (see Note 3).

      In October 2001, the Company repurchased 16 previously leased properties from one lessor. These properties were purchased with funds borrowed from GE Capital (formerly Heller Healthcare Finance, Inc.) (see Notes 1 and 7).

      On January 1, 2002 the Company emerged from the proceedings under Chapter 11 of the Bankruptcy Code. The Company’s Plan of reorganization included the Company conveying two facilities to one lender in satisfaction of $5.9 million of debt. The Company then leased these two properties, one in South Carolina and one in Pennsylvania, from this lender under a new Master Lease, incorporating two existing leases as well. Terms under the Master Lease on the South Carolina facility conveyed to the lender effective January 1, 2002, include monthly payments in the amount of $19,000, $20,000, $21,000 and $21,667 for the years ended December 31, 2002, 2003, 2004 and all years thereafter until the end of the lease term, respectively. Terms under the Master Lease for the Pennsylvania facility conveyed effective January 1, 2002, include monthly payments of $22,330 increasing to $23,780 over the next four years, expiring in 2006. The Company’s Plan of reorganization also included the amendment of two existing leases with the same lender. Such leases were amended under the Master Lease to provide base rental rates of $2,000 per month with rent escalation clauses based upon revenue levels with rental rates not to exceed $22,000 per month, expiring in 2006.

      As of December 31, 2002, future minimum annual lease payments under operating leases are as follows (in thousands):

2003	$13,134
2004	13,267
2005	12,867
2006	13,119
2007	12,771
Thereafter	38,341

$103,499

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 6. Property and Equipment

      As of December 31, 2001 and 2002, property and equipment, stated at fair value, consist of the following (in thousands):

	Predecessor	Successor
	Company	Company
	2001	2002

Land	$22,997	$20,169
Buildings and building improvements	168,845	154,931
Equipment	2,053	5,426
Furniture	2,653	3,607
Vehicles	—	166

Total property and equipment	196,548	184,299
Less accumulated depreciation and amortization	—	6,369

Property and equipment — net	$196,548	$177,930

      As of the Effective Date, the Successor Company adjusted its property, plant and equipment to estimated fair value in conjunction with the implementation of fresh-start reporting. The Successor Company maintains the same policies concerning transactions affecting property and equipment.

      Land, buildings and certain furniture and equipment relating to 40 residences serve as collateral for long-term debt, 52 residences serve as collateral for the Senior and Junior Secured Notes (See Note 7) and 31 residences serve as collateral for GE Capital financings (See Note 7).

      Depreciation and amortization expense was $8.8 million, $9.2 million, and $6.4 million for the years ended December 31, 2000, 2001, and 2002 respectively.

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 7. Long-Term Debt

      As of December 31, 2001 and 2002, long-term debt consists of the following (in thousands):

	Carrying	Principal	Carrying	Principal
	Amount	Amount	Amount	Amount
	2001	2001	2002	2002

Trust Deed Notes, payable to the State of Oregon Housing and Community Services Department (OHCS) through 2028	$9,849	$9,741	$9,688	$9,585
Variable Rate Multifamily Revenue Bonds, payable to the Washington State Housing Finance Commission Department through 2028	7,521	7,605	7,217	7,295
Variable Rate Demand Revenue Bonds, Series 1997 payable to the Idaho Housing and Finance Association through 2017	6,542	6,615	6,277	6,345
Variable Rate Demand Revenue Bonds, Series A-1 and A-2 payable to the State of Ohio Housing Finance Agency through 2018	11,888	12,020	11,451	11,575
Housing and Urban Development Insured Mortgages due 2036	7,374	7,457	7,329	7,410
Senior Secured Notes due 2009	40,250	40,250	35,750	35,750
Junior Secured Notes due 2012	12,628	12,628	13,925	14,054
Mortgages payable due 2008	28,513	28,463	27,995	27,948
GE Capital Credit Facility due 2005	39,222	40,458	42,691	43,516
Capital lease obligations	296	301	269	269

Total long-term debt	164,083	$165,538	162,592	$163,747

Less current portion	2,622		11,521

Long-term debt	$161,461		$151,071

      The Trust Deed Notes payable to OHCS are secured by buildings, land, furniture and fixtures of six Oregon residences. The notes are payable in monthly installments including interest at effective rates ranging from 7.375% to 9.0%.

      The Variable Rate Multifamily Revenue Bonds are payable to the Washington State Housing Finance Commission Department and at December 31, 2002 were secured by an $8.7 million letter of credit and by buildings, land, furniture and fixtures of the five Washington residences. The letter of credit expires in 2003. The Company has received a commitment from U.S. Bank to extend the term of the letter of credit to January 2, 2004 upon the Company’s request. The bonds had a weighted average interest rate of 1.67% during 2002.

      The Variable Rate Demand Housing Revenue Bonds, Series 1997 are payable to the State of Idaho Housing and Finance Association and at December 31, 2002 were secured by a $7.5 million letter of credit and by buildings, land, furniture and fixtures of four Idaho residences. The letter of credit expires in 2004. The bonds had a weighted average interest rate of 1.67% during 2002.

      The Variable Rate Demand Housing Revenue Bonds with the State of Ohio Housing Finance Agency (“OHFA”) are due July 2018 and are secured by a $13.5 million letter of credit and by buildings, land, furniture and fixtures of seven Ohio residences. The letter of credit expires in 2005. The bonds had a weighted average interest rate of 1.52% during 2002.

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      At December 31, 2002, mortgage loans include three fixed rate loans secured by seven Texas residences, three Oregon residences and three New Jersey residences. These loans collectively require monthly principal and interest payments of $230,000, with balloon payments of $11.8 million, $5.3 million and $7.2 million due at maturity in May 2008, August 2008 and September 2008, respectively. These loans bear fixed annual interest rates between 7.58% to 8.79%.

      Prior to the Company’s Plan of Reorganization, mortgage loans also included a $5.9 million mortgage loan at a fixed annual interest rate of 8.79%, secured by one Pennsylvania residence and one South Carolina residence. In accordance with the Company’s Plan of Reorganization, the Company conveyed two facilities to this lender in satisfaction of the $5.9 million of debt. The Company continues to operate these residences under operating leases with the same lender. (See Notes 1 and 5).

      Housing and Urban Development (“HUD”) Insured mortgages include three separate loan agreements entered into in 2001. These are fixed rate mortgages, each of which is secured by one facility in Texas. These loans mature between July 1, 2036 and August 1, 2036 and collectively require monthly principal and interest payments of $47,493. The loans bear fixed annual interest rates between 7.40% and 7.55%.

      GE Capital credit facility is a secured line of credit up to $44.0 million. This is a variable rate credit facility, secured by 31 facilities. This credit facility matures in January 2005, required monthly principal payments of $50,000 for 2002, and requires monthly principal payments of $65,000 for 2003 and $80,000 for 2004. The interest on the credit facility is calculated at LIBOR plus 4.5%, floating monthly (not to be less than 8%) and is payable monthly in arrears.

      On January 1, 2002 the Debtors emerged from the proceedings under Chapter 11 of the Bankruptcy Code. The Company’s Plan of reorganization included the issuance of $40.25 million aggregate principal amount of seven-year secured notes (the “New Senior Secured Notes”), bearing interest at 10% per annum, payable semi-annually in arrears, and $15.25 million aggregate principal amount of ten-year secured notes (the “New Junior Secured Notes” and collectively with the New Senior Secured Notes, the “New Notes”), bearing interest payable in additional New Junior Secured Notes for three years at 8% per annum and thereafter payable in cash at 12% per annum, payable semi-annually in arrears. The New Junior Secured Notes were issued at a discount of $2.6 million. The discount will be amortized over the life of the New Junior Secured Notes using the effective interest method. The New Notes are secured by 52 properties. (See Note 1).

      Of the $50.1 million outstanding in New Notes, $20.0 million is payable to related parties. (See Note 9).

      As of the Effective Date, the Successor Company revalued its long-term debt in conjunction with the implementation of fresh-start reporting. At December 31, 2001, an adjustment of $3.1 million was recorded to reduce long-term debt to its fair market value. Amortization of this adjustment is computed using the straight-line method over the individual loan life.

      As of December 31, 2002, the following annual principal payments are required (in thousands):

2003	$2,639
2004	2,941
2005	40,237
2006	2,256
2007	2,179
Thereafter	113,495

Total	$163,747

      Current portion of long-term debt on the balance sheet includes $8.9 million at December 31, 2002 related to assets held for sale. This amount reflects a portion of scheduled maturities after December 31, 2003,

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that the Company believes will be paid out of the proceeds of future facility sales transactions. The amount classified as current maturities is equal to the net book value of the assets classified as held for sale, based on the Company’s estimate that net proceeds will equal or exceed such amount. The ultimate amount of debt repayment related to facility sale transactions, when completed, may be higher.

      The Company has a series of reimbursement agreements with U.S. Bank for letters of credit that support certain of our Revenue bonds payable, which total approximately $23.2 million as of December 31, 2002. The Company’s credit agreements with U.S. Bank contain restrictive covenants which include compliance with certain financial ratios. Pursuant to amendments to these credit agreements, the Company provided additional cash collateral in exchange for the waiver of certain possible defaults related to the delivery of financial statements and compliance with financial covenants, including an amendment to certain financial covenants. The amendments also provides for the release of the additional collateral upon the achievement of specified performance targets, provided that the Company is in compliance with the other terms of the loan agreements. The Predecessor Company achieved certain of these specified targets during previous years. The Company has $4.3 million in additional cash collateral deposited with U.S. Bank.

      In May 2002, we amended our existing agreement with U.S. Bank, establishing new covenants, with which we were in compliance as of December 31, 2002. Failure to comply with these covenants would constitute an event of default, which would allow U.S. Bank to declare any amounts outstanding under the loan documents to be due and payable.

      In addition to the debt agreements with OHCS related to the six owned residences in Oregon, the Company has entered into Lease Approval Agreements with OHCS and the lessor of the Oregon Leases, which obligates the Company to comply with the terms and conditions of the underlying trust deed relating to the leased buildings. Under the terms of the OHCS debt agreements, the Company is required to maintain a capital replacement escrow account to cover expected capital expenditure requirements for the Oregon Leases and the six OHCS loans, which as of December 31, 2000, 2001, and 2002 was $422,000, $363,000, and $417,000, respectively, and is reflected in other assets in the accompanying financial statements. In addition, for the six OHCS loans in the Company’s name, a contingency escrow account is required. This account had a balance of $136,000, and $136,000, respectively, as of December 31, 2001, and 2002, and is reflected in other current assets. Distribution of any assets or income of any kind by the Company is limited to once per year after all reserve and loan payments have been made, and only after receipt of written authorization from OHCS.

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

 8. Income Taxes

      The Company incurred a loss for both financial reporting and tax return purposes for the years ended December 31, 2000, 2001 and 2002, and as such, there was no current or deferred tax provision allocated to the loss from continuing operations, discontinued operations or to the extraordinary gain on reorganization.

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The provision for income taxes differs from the amount of loss determined by applying the applicable U.S. statutory federal rate to loss from continuing operations as a result of the following items at December 31:

	Predecessor		Successor
	Company		Company

	2000	2001	2002

Statutory federal tax rate	(34.0)%	(34.0)%	(34.0)%
Non-deductible goodwill	0.3%	1.0%	—%
Losses for which no benefit is provided	26.9%	30.9%	28.6%
Class action litigation settlement	6.6%	—%	—%
Reorganization cost	—%	2.1%	5.4%
Other	0.2%	—%	—%

Effective tax rate	—%	—%	—%

      An analysis of the significant components of deferred tax assets and liabilities consists of the following as of December 31, 2001 and 2002 (in thousands):

	Predecessor	Successor
	Company	Company

	2001	2002

Deferred tax assets:
Property and equipment, primarily due to depreciation and fresh start adjustments	$31,953	$28,912
Net operating loss carryforward	5,597	8,440
Investment in joint venture operations	1,608	1,475
Other	5,648	7,229

Total deferred tax assets	44,806	46,056
Valuation allowance	(43,606)	(44,956)
Deferred tax liabilities:
Other	(1,200)	(1,100)

Total deferred tax liabilities	(1,200)	(1,100)

Net deferred tax asset (liability)	$—	$—

      The valuation allowance for deferred tax assets as of December 31, 2001 and 2002 was $43.6 million and $45.0 million, respectively. The increase in the total valuation allowance for the years ended December 31, 2000, 2001 and 2002 was $6.1 million, $18.1 million, and $1.4 million, respectively.

      At December 31, 2002, the Company has approximately $101.4 million of net operating loss (NOL) carryforwards which will expire between 2009 and 2022. These NOLs have been reduced to $22.3 million as a result of the discharge and cancellation of various prepetition liabilities under the Plan. The reduction of the NOLs will be effective on January 1, 2003.

      The NOLs remaining after the application of the cancellation of indebtedness provisions are subject to certain provisions of the Internal Revenue Code which restricts the utilization of the losses. In addition, any net unrealized built-in losses resulting from the excess of tax basis over the carrying value of the Company’s assets (primarily property and equipment) as of the Effective Date, which are recognized within five years are also subject to these provisions. Section 382 of the Internal Revenue Code imposes limitations on the utilization of the loss carryforwards and built-in losses after certain changes of ownership of a loss company. The Company is deemed to be a loss company for these purposes. Under these provisions, the Company’s

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ability to utilize these loss carryforwards and built-in losses in the future will generally be subject to an annual limitation of approximately $1.6 million.

      There can be no assurances that the Company will be able to utilize these NOLs or built-in losses and therefore management has established a 100 percent valuation allowance to offset the associated net deferred tax asset.

      Pursuant to SOP 90-7, the income tax benefit, if any, of any future realization of the remaining NOL carryforwards and other deductible temporary differences existing as of the Effective Date will be recorded as an adjustment to additional paid-in capital.

 9. Related Party Transactions

National Health Investors, Inc.

      W. Andrew Adams, has been a member of the Company’s Board of Directors and its Chair since January 2nd, 2002, is the President, Chief Executive Officer and Chairman of the Board of Directors of National Health Investors, Inc. (“NHI”). NHI currently owns 557,214 shares of the Company’s common stock and $5.1 million of the Company’s New Notes.

     LTC Properties, Inc. and CLC Healthcare, Inc.

      Andre Dimitriadis, has been a member of the Company’s Board of Directors and was the Chair of its Audit Committee from January 2002 to November 2nd, 2002, is the President, Chief Executive Officer and Chairman of the Board of LTC Properties, Inc. (“LTC”) and is the Chief Executive Officer and Chairman of the Board of CLC Healthcare, Inc. (previously LTC Healthcare, Inc.). LTC owns $11.4 million of the Company’s New Notes and CLC Healthcare, Inc. owns 22.4% of the Company’s common stock and $2.0 million of the Company’s New Notes (see Note 7). The Company currently leases 37 properties (1,426 units) from LTC. (See Note 5). Mr. Dimitriadis owns $1 million of the Company’s New Note.

      The Company incurred annual lease expense of $8.9 million, $8.8 million and $9.0 million for the years ended December 31, 1999, 2000 and 2001, respectively, pursuant to these leases.

      In June 1999, the Company amended all of its 37 LTC leases. These amendments eliminated provisions related to future minimum annual rent increases, or “rent escalators,” which prior to the amendments required the Company to account for rent expense related to such leases on a straight-line basis. From the date of the amendment forward, the Company is accounting for the amended leases on a contractual cash payment basis and amortizing the deferred rent balance as of the date of the amendment over the remaining initial term of the leases. Those amendments also redefined the lease renewal option with respect to certain leases and provided the lessor with the option to declare an event of default in the event of a change of control under certain circumstances. In addition, the amendments provide the Company with the ability, subject to certain conditions, to sublease or assign its leases with respect to two Washington residences.

      In accordance with our Plan, effective January 1, 2002, we entered into a Master Lease Agreement with LTC under which 16 leases were consolidated. This Master Lease Agreement provides for aggregate rent reductions of $875,000 per year and restructures the provision related to minimum rent increases for the 16 properties for the initial remaining term. As a result of the change in future annual rent increases as to the 16 properties under the Master Lease Agreement, we are required to account for rent expense on a straight-line basis. In exchange for the rent reduction, LTC filed a claim in the bankruptcy proceeding (to which we did not object) in the amount of $2,500,000. The claim was approved by the Court and entitled LTC to $590,694 of Senior Secured Notes, $223,803 of Junior Secured Notes and 91,576 shares of common stock. Prior to the issuance of any common stock to LTC, LTC entered into an agreement with Healthcare Holdings, Inc., a wholly owned subsidiary of CLC Healthcare, Inc. to allow it to purchase LTC’s right to receive the

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

common stock. The Master Lease Agreement also provides LTC with the option to exercise certain remedies, including the termination of the Master Lease Agreement and certain other LTC leases due to cross-default rights, upon a change of control under which at least 30% ownership of our common stock is held by a party or combination of parties directly or indirectly. LTC has the same option if the stockholders approve a plan of liquidation or the stockholders approve a merger or consolidation meeting certain conditions. At the same time that we entered into the Master Lease Agreement, we also amended 16 other leases with LTC under which the renewal rights of certain of those leases are tied together differently than previously with certain other leases.

     MYFM Capital, LLC and BET Associates

      In December 2000, the Company entered into an agreement with MYFM Capital, LLC (“MYFM”) under which the Company could establish a line of credit with BET Associates LP (“BET”) as lender, providing for loans of up to $10.0 million. Subsequent to December 31, 2001, the Company terminated the agreement and paid MYFM $50,000 in connection with such termination. Bruce E. Toll, who was the beneficial owner of 3.1 million of the Predecessor Company’s common shares and currently owns beneficially 1.1 million of the Successor Company’s common shares, and who was a member of the Company’s Board of Directors from January 16, 2001 to January 1, 2002, is the sole member of BRU Holdings Company, Inc., LLC, which is the sole general partner of BET. Leonard Tannenbaum is the Managing Partner of MYFM Capital, LLC, the son-in-law of Mr. Toll, a 10% limited partner of BET, and is a current member of the Company’s Board of Directors. In addition, Mr. Tannenbaum currently owns $725,501 of the Company’s New Notes and 50,028 shares of the Company’s common stock.

     Agreement with Richard C. Ladd

      In 2001, the Company entered into an agreement with Richard C. Ladd, who is currently a member of the Company’s Board of Directors. The agreement provides for Mr. Ladd to provide consultation services to the Company on the advisability of establishing a committee on quality improvement, its membership and charter. The initial contract was for a period of 4 months, which was amended to provide services on a month-to-month basis. The Company or Mr. Ladd may terminate the contract at any time by the terminating party providing at least 30-days prior written notice to the other party of their intention to terminate the contract. Mr. Ladd is reimbursed at the rate of $150 per hour, not to exceed $2,500 for any one month. The Company paid Mr. Ladd $8,090 and $12,500 for such services for the year ended December 31, 2001 and 2002, respectively. This contract was terminated by mutual consent of the Company and Mr. Ladd, effective October 1, 2002. Additionally, the Company has allowed Mr. Ladd and his spouse to participate in its health insurance programs. The Company paid premiums on their behalf of $7,900 and $8,600 during the years ended December 31, 2001 and 2002, respectively. Mr. Ladd owns 2,500 shares of the Company’s common stock.

     Assisted Living Facilities, Inc.

      The Company leases five residences from Assisted Living Facilities, Inc. The spouse of the Company’s former president and chief executive officer owns a 25% interest in Assisted Living Facilities, Inc. For the year ended December 31, 2000, the Company incurred lease rental expense of $1.3 million. Assisted Living Facilities, Inc., is no longer considered a related party since the resignation of the former president and chief executive officer on October 19, 2000.

10. Stock Option Plans and Restricted Stock

     Predecessor Company

      Prior to January 1, 2002, the effective date of the Company’s Plan of reorganization, the Company had two Stock Option Plans (the “Option Plans”) which provided for the issuance of incentive and non-qualified stock options and restricted stock. Except for the Board of Directors administering the options of the non-

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

employee Directors, the Option Plans were administered by the Compensation Committee of the Board of Directors which established the terms and provisions of options granted under the Option Plans, not otherwise provided under the Option Plans. Incentive options could be granted only to officers or other full-time employees of the Company, while non-qualified options could be granted to directors, officers or other employees of the Company, or consultants who provide services to the Company.

      The Amended and Restated 1994 Stock Option Plan combined an incentive and nonqualified stock option plan, a stock appreciation rights (“SAR”) plan and a stock award plan (including restricted stock). The 1994 Plan was a long-term incentive compensation plan and was designed to provide a competitive and balanced incentive and reward program for participants. This plan was cancelled with the emergence of the Company from bankruptcy on January 1, 2002.

      Under the Amended and Restated 1994 Stock Option Plan (the “1994 Plan”), the Company could grant options or award restricted stock to its employees, consultants and other key persons for up to 2,208,000 shares of common stock. The exercise price of each option equaled the market price of the Company’s stock on the date of grant. Each option expired on the date specified in the option agreement, but not later than the tenth anniversary of the date on which the option was granted. Options typically vested three years from the date of issuance and typically were exercisable within seven years from the date of vesting. Each option was exercisable in equal installments as designated by the Compensation Committee or the Board at the option price designated by the Compensation Committee or the Board, as applicable; however, incentive options could not be less than the fair market value of the common stock on the date of grant. All options were nontransferable and subject to adjustment upon changes in the Company’s capitalization. The Board of Directors, at its option, could discontinue or amend the 1994 Plan at any time, provided that certain conditions were satisfied.

      Under the Non-Executive Employee Equity Participation Plan of Assisted Living Concepts, Inc. (the “Non-Officer Plan”) the Company could grant consultants and non-executives up to 1,000,000 shares of Common Stock pursuant to non-qualified options granted under the Non-Officer Plan. Officers, directors and significant employees of the Company were not eligible to participate in the Non-Officer Plan.

      Following is the per share weighted-average fair value of each option grant as estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions. There were no options granted during 2001 and all options were cancelled effective December 31, 2001 in accordance with the Company’s Plan of reorganization, therefore the following table excludes any data related to 2001. These plans were cancelled when the company emerged from bankruptcy.

Predecessor
Company

December 31,

2000

Expected dividend yield	—
Expected volatility	98.57%
Risk-free interest rate	5.26%
Expected life (in years)	3

      A summary of the status of the Company’s stock options as of December 31, 2000 and changes during the year then ended is presented below. There were no options granted during 2001 and all options were cancelled

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

effective December 31, 2001 in accordance with the Company’s Plan of reorganization, therefore the following table excludes any data related to 2001.

	Predecessor Company

	2000

		Weighted-
	2000	Average
	Number of	Exercise
	Shares	Price

Options at beginning of the year	1,744,420	$9.78
Granted	1,038,850	1.34
Exercised	—	—
Canceled	(1,309,372)	10.21

Options at end of the year	1,473,898	$3.38

Options exercisable at end of year	476,686
Weighted-average fair value of options granted during the year	$1.32

      At December 31, 2001 the Predecessor Company cancelled 1,473,898 options with a weighted-average exercise price of $3.38 each.

Successor Company

      The Successor Company had no options outstanding at December 31, 2001.

      On May 8, 2002, the shareholders approved a new Stock Option Plan. The Stock Option Plan consists of two plans, one pertaining solely to the grant of incentive stock options and one pertaining to the grant of other incentive awards, including non-qualified stock options. The Stock Option Plan is intended to obtain, retain services of, and provide incentive for, directors, key employees and consultants. The Stock Option Plan allows for grants or awards of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards, dividend equivalents, deferred stock and stock payments.

      Under the Stock Option Plan, the aggregate number of shares which may be issued upon exercise of options or other awards shall not exceed 650,000. Except for non-employee directors, the exercise price and vesting period of each option is to be set by the Company’s Compensation Committee of its Board of Directors, but the exercise price may not be less than the deemed fair value of the Company’s stock on the date of grant. Each option will expire on the date specified in the option agreement, but not later than the tenth anniversary of the date on which the option was granted. The Board of Directors, at its option, may discontinue or amend the Stock Option Plan at any time, provided that certain conditions are satisfied.

      Following is the per share weighted-average fair value of each option grant as estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

Successor
Company

December 31,

2002

Expected dividend yield	—
Expected volatility	46.07%
Risk-free interest rate	3.44%
Expected life (in years)	7

      A summary of the status of the Company’s stock options as of December 31, 2002 and changes during the years ended December 31, 2002 is presented below.

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Successor Company

	2002

		Weighted-
	2002	Average
	Number of	Exercise
	Shares	Price

Options at beginning of the year	-0-	$—
Granted	253,000	3.18
Exercised	—	—
Canceled	(11,500)	3.30

Options at end of the year	241,500	$3.18

Options exercisable at end of year	28,853
Weighted-average fair value of options granted during the year	$1.66

11.	Workers Compensation

      The Company utilizes third-party insurance for losses and liabilities associated with workers compensation claims subject to deductible levels of $250,000 per occurrence for all claims incurred beginning January 1, 2000. Claims incurred prior to January 1, 2000 were fully insured. Losses up to this deductible level are accrued based upon the Company’s estimates of the aggregate liability for claims incurred based on Company experience. At December 31, 2001 and 2002, other current liabilities includes reserves for workers compensation claims payable of approximately $2.5 million and $2.7 million, respectively.

      In addition, the Company maintains cash deposits as required by the insurance carrier. At December 31, 2001 and 2002, such deposits were $2.8 million and $4.7 million, respectively. These deposits are utilized to pay claims as costs are incurred.

12.	Professional Liability

      The Company utilizes third-party insurance for losses and liabilities associated with professional liability claims subject to deductible levels of $100,000 per occurrence for the year ended December 31, 2000 and retention levels of $250,000 for all states except Florida and Texas, where the retention levels were $500,000 per occurrence, for the year ended December 31, 2001 and 2002. If a lawsuit or claim arises which ultimately results in an uninsured loss or a loss in excess of insured limits, such an outcome could have a material adverse effect on the Company.

      Losses up to these deductible and retention levels are accrued based upon the Company’s estimates of the aggregate liability for claims incurred based on Company experience. At December 31, 2001 and 2002, other current liabilities includes reserves for professional liability claims payable of approximately $1.0 million, and $1.6 million respectively.

13.	Legal Proceedings

Insurance Coverage Dispute

      In September, 2000, the Company reached an agreement to settle the class action litigation relating to the restatement of its consolidated financial statements for the years ended December 31, 1996 and 1997 and the first three fiscal quarters of 1998. This agreement received final court approval on November 30, 2000 and the Company was dismissed from the litigation with prejudice. On September 28, 2001, the Company made its final installment of $1.0 million on its promissory note for the class action litigation settlement. Although the Company was dismissed from the litigation with prejudice, a dispute arose with the Company’s corporate liability insurance

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

carriers. At the time the Company settled the class action litigation, the Company and the insurance carriers agreed to resolve this dispute through binding arbitration, and the Company filed a complaint for a declaratory judgment that the Company was not liable to the carriers as claimed. The carriers counter-claimed to recover an amount capped at $4.0 million.

      After filing for bankruptcy on October 1, 2001, the Company made a motion for dismissal of the Company’s complaint for declaratory relief in the arbitration based upon having filed for bankruptcy protection. An objection was filed to the Company’s motion, and one of the Company’s insurance carriers filed a proof of claim in the amount of $4.0 million in the bankruptcy proceeding. The Company disputed that claim. In January 2003, the Company and the insurance carrier agreed to settle all outstanding claims and provide mutual releases from the matters arising from the class action litigation. Upon approval by the bankruptcy court of the stipulated settlement, which approval was received March 12, 2003, the insurance carrier has agreed to withdraw its claim against the Company.

      In addition to the matter referred to in the immediately preceding paragraphs, the Company is involved in various lawsuits and claims arising in the normal course of business. In the aggregate, such other suits and claims should not have a material adverse effect on the Company’s financial condition, results of operations, cash flow and liquidity.

14.	Employee Benefit Plans

      The Company has a 401(k) Savings Plan (“the Savings Plan”) which is a defined contribution plan covering employees of Assisted Living Concepts, Inc. who have one year of service and are age 21 or older. Each year participants may contribute up to 15% of pre-tax annual compensation and 100% of any Employer paid cash bonus (not to exceed $10,500), as defined in the Savings Plan. ALC may provide matching contributions as determined annually by ALC’s Board of Directors. Contributions are subject to certain limitations. The Company has not made any contributions to this Savings Plan.

15.	Subsidiary Guarantee of New Notes

      The New Notes, issued by the Company, are publicly traded and the repayment of these notes is guaranteed by three wholly-owned subsidiaries of the Company. ALC Indiana, Inc., Home and Community Care, Inc. (“HCI”) and Carriage House Assisted Living, Inc. (“Carriage House”). The following information is presented as required under the Securities and Exchange Commission Financial Reporting Release No. 55 in connection with the guarantee of the New Notes by the Company’s wholly owned subsidiaries. The Operating and investing activities of the separate legal entities included in the consolidating financial statements are fully interdependent and integrated with the Company and each other. One of the Company’s residences in Indiana was closed effective March 15, 2002. The sale of such residence is expected to be completed in 2003.

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor Company

Consolidating Balance Sheet

December 31, 2002
(In thousands)

		Wholly-Owned Subsidiaries

		ALC	Carriage		Non-participating	Consolidating	Consolidated
	ALC, Inc.	Indiana, Inc.	House	HCI	Subsidiaries	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$7,165	$—	$—	$—	$—	$—	$7,165
Cash restricted for resident security deposits	1,929	—	—	—	—	—	1,929
Accounts receivable, net	2,446	—	—	3	266	—	2,715
Prepaid insurance	343	—	—	—	—	—	343
Prepaid expenses	946	—	—	—	45	—	991
Assets held for sale	9,727	—	—	—	—	—	9,727
Cash restricted for workers compensation claims	4,696	—	—	—	—	—	4,696
Other current assets	1,199	—	—	3	1,991	—	3,193

Total current assets	28,451	—	—	6	2,302	—	30,759

Restricted Cash	5,315	—	—	—	—	—	5,315
Receivable from subsidiaries/parent	9,745	6,454	—	2,780	—	(18,979)	—
Property and equipment, net	81,328	12,565	3,558	4,176	76,303	—	177,930
Investment in subsidiaries	27,632	—	—	—	—	(27,632)	—
Other assets, net	1,635	—	—	—	401	—	2,036

Total assets	$154,106	$19,019	$3,558	$6,962	$79,006	$(46,611)	$216,040

Current liabilities:
Accounts payable	$234	$—	$—	$1	$534	$—	$769
Accrued real estate taxes	2,830	285	234	71	1,416	—	4,836
Accrued interest	2,147	—	—	—	27	—	2,174
Accrued payroll expense	4,960	—	—	—	61	—	5,021
Other accrued expenses	5,669	—	—	—	49	—	5,718
Tenant security deposits	1,779	—	—	(1)	213	—	1,991
Other current liabilities	976						976
Current portion of unfavorable lease adjustment	525		82				607
Current portion of long-term debt and capital lease obligation, net of current portion	8,817	—	—	—	2,704	—	11,521

Total current liabilities	27,937	285	316	71	5,004	—	33,613

Other Liabilities	430		33		—		463
Unfavorable lease adjustment	2,095		347		66		2,508
Long-term debt and capital lease obligation	78,852				72,219		151,071
Payable to subsidiaries/parent	16,234	—	1,236	—	1,509	(18,979)	—

Total liabilities	125,548	285	1,932	71	78,798	(18,979)	187,655

Shareholder’s equity
Common stock	65	16,342	—	—	—	(16,342)	65
Additional paid-in capital	32,907	—	2,548	7,365	5,667	(15,753)	32,734
Accumulated deficit	(4,414)	2,392	(922)	(474)	(5,459)	4,463	(4,414)

Total shareholders’ equity	28,558	18,734	1,626	6,891	208	(27,632)	28,385

Total liability and shareholders’ equity	$154,106	$19,019	$3,558	$6,962	$79,006	$(46,611)	$216,040

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor Company

Consolidating Balance Sheet

December 31, 2001
(In thousands)

		Wholly-Owned Subsidiaries

		ALC	Carriage		Non-participating	Consolidating	Consolidated
	ALC, Inc.	Indiana, Inc.	House	HCI	Subsidiaries	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$6,077	$—	$—	$—	$—	$—	$6,077
Cash restricted for resident security deposits	2,415	—	—	—	—	—	2,415
Accounts receivable, net	2,086	—	—	15	227	—	2,328
Prepaid insurance	160	—	—	—	—	—	160
Prepaid expenses	780	—	—	—	43	—	823
Cash restricted for workers compensation claims	2,825	—	—	—	—	—	2,825
Other current assets	2,209	—	—	24	1,629	—	3,862

Total current assets	16,552	—	—	39	1,899	—	18,490

Restricted Cash	5,349	—	—	—	—	—	5,349
Receivable from subsidiaries/parent	3,432	3,553	—	846	—	(7,831)	—
Property and equipment, net	95,509	12,917	3,576	6,610	77,936	—	196,548
Investment in subsidiaries	32,095	—	—	—	—	(32,095)	—
Other assets, net	1,294	217	—	—	355	—	1,866

Total assets	$154,231	$16,687	$3,576	$7,495	$80,190	$(39,926)	$222,253

Current liabilities:
Accounts payable	$933	$—	$—	$5	$512	$—	$1,450
Accrued real estate taxes	2,451	315	240	90	1,427	—	4,523
Accrued interest	412	30	—	—	224	—	666
Accrued payroll expense	4,480	—	—	6	75	—	4,561
Other accrued expenses	7,097	—	—	11	55	—	7,163
Tenant security deposits	2,120	—	—	18	333	—	2,471
Other current liabilities	652	—	—	—	—	—	652
Current portion of unfavorable lease adjustment	589	—	92	—	—	—	681
Current portion of long-term debt and capital lease obligation, net of current portion	2,079	—	—	—	543	—	2,622

Total current liabilities	20,813	345	332	130	3,169	—	24,789

Other Liabilities	11	—	—	—	78	—	89
Unfavorable lease adjustment	2,686	—	429	—	—	—	3,115
Long-term debt and capital lease obligation	90,859	—	—	—	70,602	—	161,461
Payable to subsidiaries/parent	6,890	—	267	—	674	(7,831)	—

Total liabilities	121,259	345	1,028	130	74,523	(7,831)	189,454

Shareholder’s equity
Common stock	65	16,342	—	—	—	(16,342)	65
Additional paid-in capital	32,907	—	2,548	7,365	5,667	(15,753)	32,734

Total shareholders’ equity	32,972	16,342	2,548	7,365	5,667	(32,095)	32,799

Total liability and shareholders’ equity	$154,231	$16,687	$3,576	$7,495	$80,190	$(39,926)	$222,253

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor Company

Consolidating Statement of Operations

Year Ended December 31, 2002
(In thousands)
Wholly-Owned Subsidiaries

		ALC	Carriage		Non-Participating	Consolidated
	ALC, Inc.	Indiana, Inc.	House	HCI	Subsidiaries	Total

Revenue	$131,923	$6,049	$—	$—	$8,297	$146,269
Operating expenses:
Residence operating expenses	89,497	4,235	227	—	6,392	100,351
Corporate general and administrative	18,140	—	—	—	—	18,140
Building rentals	10,948	—	875	—	—	11,823
Depreciation and amortization	3,661	400	131	—	2,177	6,369

Total operating expenses	122,246	4,635	1,233	—	8,569	136,683

Operating income (loss)	9,677	1,414	(1,233)	—	(272)	9,586

Other income (expense):
Interest expense	(7,858)	(880)	—	—	(5,410)	(14,148)
Interest income	213	—	—	—	—	213
Management fee income (expense)	58	(302)	311	—	(67)	—
Lease income (expense)	(2,160)	2,160	—	—	—	—
Other income net	64	—	—	—	—	64

Total other income (expense), net	(9,683)	978	311	—	(5,477)	(13,871)

Loss before debt restructure and reorganization cost and discontinued operations	(6)	2,392	(922)	—	(5,749)	(4,285)
Debt Restructure and reorganization cost	(708)	—	—	—	—	(708)

Loss from continuing operations	(714)	2,392	(922)	—	(5,749)	(4,993)
Income (loss) from discontinued operations	763	—	—	(474)	290	579

Net income (loss)	$49	$2,392	$(922)	$(474)	$(5,459)	$(4,414)

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Predecessor Company

Consolidating Statement of Operations

Year Ended December 31, 2001
(in thousands)
Wholly-Owned Subsidiaries

		ALC	Carriage		Non-participating	Consolidated
	ALC, Inc.	Indiana, Inc.	House	HCI	Subsidiaries	Total

Consolidated Statements of Operations Data:
Revenue	$128,908	$3,350	$—	$—	$7,513	$139,771
Operating expenses:
Residence operating expenses	86,484	2,220	148	—	5,837	94,689
Corporate general and administrative	17,119			—		17,119
Building rentals	11,272		1,013	—	2,949	15,234
Depreciation and amortization	6,511	621	221	—	1,859	9,212

Total operating expenses	121,386	2,841	1,382	—	10,645	136,254

Operating income (loss)	7,522	509	(1,382)	—	(3,132)	3,517

Other income (expense):
Interest expense	(16,178)	(138)	—	—	(3,149)	(19,465)
Interest income	458	—	—	—	192	650
Management fee income (expense)	(209)	(169)	282	—	96	—
Lease income (expense)	(1,080)	1,080	—	—	—	—
Other income net	30	—	—	—	—	30

Total other income (expense), net	(16,979)	773	282	—	(2,861)	(18,785)

Loss before debt restructure and reorganization cost, fresh-start adjustments, discontinued operations and extraordinary items	(9,457)	1,282	(1,100)	—	(5,993)	(15,268)
Debt Restructure and reorganization cost	(8,581)	—	—	—	—	(8,581)
Fresh Start Adjustments	(97,202)	(7,460)	(3,176)	(8,864)	(2,618)	(119,320)

Loss from continuing operations	(115,240)	(6,178)	(4,276)	(8,864)	(8,611)	(143,169)
Income (loss) from discontinued operations	320	(1)	—	(332)	(226)	(237)
Income tax (expense) benefit	47	(47)	—	—	—	—
Loss before extraordinary item	(114,873)	(6,226)	(4,276)	(9,196)	(8,837)	(143,406)

Extraordinary item — Gain on reorganization	79,520					79,520
Net income (loss)	$(35,353)	$(6,226)	$(4,276)	$(9,196)	$(8,837)	$(63,886)

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Predecessor Company

Consolidating Statement of Operations

Year Ended December 31, 2000
(In thousands)

	Wholly-Owned Subsidiaries

					Non-
		ALC	Carriage		Participating	Consolidated
	ALC, Inc.	Indiana, Inc.	House	HCI	Subsidiaries	Total

Consolidated Statements of Operations Data:
Revenue	$98,347	$6,126	$—	$—	$25,845	$130,318
Operating expenses:
Residence operating expenses	65,586	4,156	288	—	16,786	87,086
Corporate general and administrative	18,365	—	—	—	—	18,365
Building rentals	11,069	—	988	—	3,180	15,237
Depreciation and amortization	5,720	620	216	—	2,241	8,797
Class action litigation settlement	10,020	—	—	—	—	10,020

Total operating expenses	111,030	4,776	1,492	—	22,207	139,505

Operating income (loss)	(12,683)	1,350	(1,492)	—	3,638	(9,187)

Other income (expense):
Interest expense	(13,592)	—	—	—	(2,478)	(16,070)
Interest income	786	—	—	—	—	786
Loss on sale of marketable securities	(368)	—	—	—	—	(368)
Management fee income (expense)	1,315	(297)	256	—	(1,274)	—
Other income net	55	—	—	—	—	55

Total other income (expense), net	(11,804)	(297)	256	—	(3,752)	(15,597)

Loss from continuing operations	(24,487)	1,053	(1,236)	—	(114)	(24,784)
Income (loss) from discontinued operations	(619)	—	—	(383)	—	(1,002)
Income tax (expense) benefit	358	(358)	—	—	—	—

Net income (loss)	$(24,748)	$695	$(1,236)	$(383)	$(114)	$(25,786)

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor Company

Consolidating Statement of Cash Flows

Year Ended December 31, 2002

	Wholly-Owned Subsidiaries

					Non-
		ALC	Carriage		Participating	Consolidated
	ALC, Inc.	Indiana, Inc.	House	HCI	Subsidiaries	Total

Operating Activities:
Net loss	$49	$2,392	$(922)	$(474)	$(5,459)	$(4,414)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,884	400	131	169	2,177	6,761
Provision for doubtful accounts	321	7	—	—	12	340
Amortization of deferred financing fees	94	12	—	472	—	106
Loss (gain) on sale of assets	466	—	—	—	(210)	728
Amortization of fair value adjustments to building rentals	(577)	—	(92)	—	(12)	(681)
PIK interest	1,244	—	—	—	—	1,244
Amortization of fair value adjustment of debt	427	—	—	—	—	427
Amortization of note discount	451	—	—	—	—	451
Straight-line adjustment to building rental	341	—	33	—	—	374
Changes in assets and liabilities:
Receivable (payable) from subsidiaries/parent	3,027	(2,919)	978	(1,934)	848	—
Accounts receivable	(700)	—	—	12	(39)	(727)
Prepaid expenses	(439)	—	—	—	88	(351)
Other current assets	704	—	—	21	(362)	363
Other assets	(1,170)	217	—	—	756	(197)
Accounts payable	(699)	—	—	(4)	22	(681)
Accrued expenses	1,304	(60)	(6)	(55)	(347)	836
Other current liabilities	(156)	—	—	—	—	(156)
Other liabilities	88	—	(10)	—	(78)	—

Net cash provided by (used in) operating activities	8,659	49	112	(1,793)	(2,604)	4,423

Investing Activities:
Increase in restricted cash	(1,522)	—	—	—	—	(1,522)
Proceeds from sale of property and equipment	4,751	—	—	1,825	—	4,751
Purchases of property and equipment	(1,524)	(49)	(112)	(32)	(904)	(2,621)

Net cash used in investing activities	(120)	(49)	(112)	1,793	(904)	608

Financing Activities:
Proceeds from long-term debt	—	—	—	—	3,508	3,508
Payments on long-term debt and capital lease obligation	(7,372)	—	—	—	—	(7,372)
Debt issuance costs of offerings and long-term debt	(79)	—	—	—	—	(79)

Net cash provided by used in financing activities	(7,451)	—	—	—	3,508	(3,943)

Net decrease in cash and cash equivalents	1,088	—	—	—	—	1,088
Cash and cash equivalents, beginning of year	6,077	—	—	—	—	6,077

Cash and cash equivalents, end of year	$7,165	$—	$—	$—	$—	$7,165

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Predecessor Company

Consolidating Statement of Cash Flows

Year Ended December 31, 2001

		Wholly-Owned Subsidiaries

					Non-
		ALC	Carriage		Participating	Consolidating	Consolidated
	ALC, Inc.	Indiana, Inc.	House	HCI	Subsidiaries	Adjustments	Total

Operating Activities:
Net loss	$(35,351)	$(6,226)	$(4,276)	$(9,196)	$(8,837)	$—	$(63,886)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,018	621	221	455	2,034	—	10,349
Income tax expense (benefit)	(47)	47	—	—	—	—	—
Provision for doubtful accounts	(61)	—	—	—	—	—	(61)
Amortization of deferred financing fees	3,708	—	—	—	—	—	3,708
Extraordinary gain on reorganization	(79,520)	—	—	—	—	—	(79,520)
Fresh start adjustments	97,202	7,460	3,176	8,864	2,618	—	119,320
Loss (gain) on sale of assets	—	—	88	—	—	—	88
Changes in assets and liabilities:
Receivable (payable) from subsidiaries/parent	(2,770)	(1,753)	873	(15)	3,665	—	—
Accounts receivable	16	4	—	(12)	173	—	181
Prepaid expenses	1,790	—	—	1	24	—	1,815
Other current assets	1,841	60	—	(5)	(644)	—	1,252
Other assets	431	—	—	—	2,762	—	3,193
Accounts payable	(1,685)	(28)	—	5	450	—	(1,258)
Accrued expenses	6,100	(26)	(82)	(44)	(102)	—	5,846
Other current liabilities	(7,782)	(159)	—	(1)	(223)	—	(8,165)
Other liabilities	1,331	—	—	—	(1,920)	—	(589)

Net cash provided by (used in) operating activities	(7,779)	—	—	52	—	—	(7,727)

Investing Activities:
Increase in restricted cash	(4,123)	—	—	—	—	—	(4,123)
Purchases of property and equipment	(2,042)	—	—	(52)	—	—	(2,094)
Acquisition of properties	(23,500)	—	—	—	—	—	(23,500)

Net cash used in investing activities	(29,665)	—	—	(52)	—	—	(29,717)

Financing Activities:
Payments on bridge loan	(4,000)	—	—	—	—	—	(4,000)
Proceeds from long-term debt	49,924	—	—	—	—	—	49,924
Proceeds from Debtor in Possession facility	1,000	—	—	—	—	—	1,000
Payments on long-term debt and capital lease obligation	(4,692)	—	—	—	—	—	(4,692)
Debt issuance costs of offerings and long-term debt	(6,155)	—	—	—	—	—	(6,155)

Net cash provided by used in financing activities	36,077	—	—	—	—	—	36,077

Net decrease in cash and cash equivalents	(1,367)	—	—	—	—	—	(1,367)
Cash and cash equivalents, beginning of year	7,444	—	—	—	—	—	7,444

Cash and cash equivalents, end of year	$6,077	$—	$—	$—	$—	$—	$6,077

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Predecessor Company

Consolidating Statement of Cash Flows

Year Ended December 31, 2000

		Wholly-Owned Subsidiaries

					Non-
		ALC	Carriage		Participating	Consolidating	Consolidated
	ALC, Inc.	Indiana, Inc.	House	HCI	Subsidiaries	Adjustments	Total

Operating Activities:
Net income (loss)	$(24,748)	$695	$(1,236)	$(383)	$(114)	$—	$(25,786)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,403	620	216	443	2,241	—	9,923
Deferred tax liability	(39)	39
Provision for doubtful accounts	1,932	—	—	—	—	—	1,932
Amortization of deferred financing fees	1,613	—	—	—	—	—	1,613
Loss on the sale of marketable securities	368	—	—	—	—	—	368
Gain on sale of assets	(13)	—	—	—	—	—	(13)
Compensation expense on issuance of consultant options	8	—	—	—	—	—	8
Changes in assets and liabilities:	—	—	—	—	—	—
Receivable (payable) from subsidiaries/parent	2,232	(1,624)	998	(96)	(1,510)	—	—
Accounts receivable	(568)	58	—	(1)	200	—	(311)
Prepaid expenses	(1,804)	2	—	(1)	(56)	—	(1,859)
Other current assets	819	—	—	(4)	(125)	—	690
Other assets	(159)	—	—	—	142	—	(17)
Accounts payable	1,447	3	—	(2)	(58)	—	1,390
Accrued expenses	3,423	99	48	89	150	—	3,809
Other current liabilities	8,792	49	—	2	11	—	8,854
Other liabilities	241	—	(6)	—	(136)	—	99

Net cash provided by (used in) operating activities	(53)	(59)	20	47	745	—	700

Investing Activities:
Sale of marketable securities, available for sale	1,632	—	—	—	—	—	1,632
Increase in restricted cash	1,089	—	—	—	—	—	1,089
Proceeds from sale of property and equipment	(45)	59	—	—	—	—	14
Purchases of property and equipment	(3,174)	—	(20)	(47)	(302)	—	(3,543)

Net cash provided by (used in) investing activities	(498)	59	(20)	(47)	(302)	—	(808)

Financing Activities:
Proceeds from bridge loan	4,000	—	—	—	—	—	4,000
Payments on long-term debt and capital lease obligation	(1,166)	—	—	—	(443)	—	(1,609)

Net cash provided by (used in) financing activities	2,834	—	—	—	(443)	—	2,391

Net decrease in cash and cash equivalents	2,283	—	—	—	—	—	2,283
Cash and cash equivalents, beginning of year	5,161	—	—	—	—	—	5,161

Cash and cash equivalents, end of year	$7,444	$—	$—	$—	$—	$—	$7,444

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information required by this item is included under the captions Executive Officers, Section 16(a) Beneficial Ownership Reporting Compliance and Nominees for Directors, in our Proxy Statement for our Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation

      Information required by this item is included under the caption Executive Compensation in our Proxy Statement for our Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

      Information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management in our Proxy Statement for our Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Information required by this item is included under the caption Certain Relationships and Related Transactions in our Proxy Statement for our Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of a date within ninety days before the filing date of this annual report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective for the purposes set forth in the definition of “disclosure controls and procedures” in Exchange Act Rule 15d-14(c).

Changes in Internal Controls

      Subsequent to the date of our most recent evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect internal controls and procedures including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements and Schedules

      (a) 1 and 2. Consolidated Financial Statements and Financial Statement Schedules.

      The Consolidated Financial Statements, together with the financial statement schedules listed in the accompanying index to financial statements and financial statement schedules are filed as a part of this Annual Report.

      3. Exhibits

      Those exhibits required to be filed by Item 601 of Regulation S-K are listed on the accompanying index immediately following the signature page and are filed as part of this Annual Report.

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSISTED LIVING CONCEPTS INC.
Registrant

March 28, 2003

By:	/s/ STEVEN VICK

Name: Steven Vick
Title: Chief Executive Officer,
President and Director

March 28, 2003

By:	/s/ MATTHEW PATRICK

Name: Matthew Patrick
Title: Senior Vice President, Chief Financial
Officer, Secretary, Treasurer and Director

March 28, 2003

By:	/s/ STEPHAN M. KEARNEY

Name: Stephan M. Kearney
Title: Vice President, Controller
and Chief Accounting Officer

EXHIBIT 24.1

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

      That the undersigned officers and directors of Assisted Living Concepts, Inc. do hereby constitute and appoint Steven L. Vick or Matthew Patrick, and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable to comply with the Securities and Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Annual Report on Form 10-K or amendment or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agent, or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

      IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the dated indicated opposite his or her name.

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN L. VICK Steven L. Vick	Director, President and Chief Executive Officer	March 28, 2003

/s/ MATTHEW PATRICK Matthew Patrick	Director, Senior Vice President, Chief Financial Officer, Secretary and Treasurer	March 28, 2003

/s/ STEPHAN M. KEARNEY Stephan M. Kearney	Vice President, Controller and Chief Accounting Officer	March 28, 2003

/s/ W. ANDREW ADAMS W. Andrew Adams	Director and Chairman of the Board	March 28, 2003

/s/ ANDRE C. DIMITRIADIS Andre C. Dimitriadis	Director	March 28, 2003

/s/ MARK HOLLIDAY Mark Holliday	Director	March 28, 2003

/s/ RICHARD C. LADD Richard C. Ladd	Director	March 28, 2003

/s/ LEONARD TANNENBAUM Leonard Tannenbaum	Director	March 28, 2003

CERTIFICATION PURSUANT TO

SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Steven Vick, certify that:

      1.     I have reviewed this annual report on Form 10-K of Assisted Living Concepts, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ STEVEN VICK

STEVEN VICK
President and Chief Executive Officer

Date: March 28, 2003

CERTIFICATION PURSUANT TO

SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Matthew G. Patrick, certify that:

      1.     I have reviewed this annual report on Form 10-K of Assisted Living Concepts, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ MATTHEW G. PATRICK

MATTHEW G. PATRICK
Chief Financial Officer, Senior Vice President,
Secretary and Treasurer

Date: March 28, 2003

SCHEDULE II

ASSISTED LIVING CONCEPTS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2000, 2001, AND 2002
(In thousands)

Column A	Column B	Column C	Column D	Column E

	Balance at			Balance at
	Beginning			End
Description	of Year	Additions	Deductions(1)	of Year(2)

Year ended December 31, 2000:
Valuation accounts deducted from assets:
Allowance for doubtful receivables	$1,062	$1,932	$1,595	$1,399

Year ended December 31, 2001:
Valuation accounts deducted from assets:
Allowance for doubtful receivables	$1,399	$(61)	$1,338	$—

Year ended December 31, 2002:
Valuation accounts deducted from assets:
Allowance for doubtful receivables	$—	$340	$110	$230

(1)	Represents amounts written off. For the year ended December 31, 2001, the deductions also includes $193,000 of fresh start adjustments.

(2)	Balance at December 31, 2001 and 2002 is that of the Successor Company.

ASSISTED LIVING CONCEPTS, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
No.	Description

2.1	First Amended Joint Plan of Reorganization of the Debtors dated October 30, 2001 (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 8-K dated October 30, 2001).
3.1	Articles of Incorporation of the Company (Incorporated by reference to the same titled exhibit to the Pursuant to NRS 78.207, filed on November 13, 2001 as Exhibit T3A-1 to the Company’s Application for Qualification of Indentures on Form T-3).
3.2	Form of Amended and Restated Articles of Incorporation of the Company effective as of January 1, 2002 Qualification of Indentures on Form T-3, filed on November 13, 2001). (Incorporated by reference to the same titled exhibit to the Company’s Application for Qualification of Indentures on Form T-3, filed on November 13, 2001).
3.3	Certificate of Incorporation of Carriage House Assisted Living, Inc. (Incorporated by reference to the same titled exhibit to the Company’s Application for Qualification of Indentures on Form T-3, filed on November 13, 2001).
3.4	Form of Restated Certificate of Incorporation of Carriage House Assisted Living, Inc. effective as January 1, 2002(Incorporated by reference to the same titled exhibit to the Company’s Application For Qualification of Indentures on Form T-3, filed on November 13, 2001).
3.5	Certificate of Incorporation of Home and Community Care, Inc. (Incorporated by reference to the same titled exhibit to the Company’s Application for Qualification of Indentures on Form T-3, filed on November 13, 2001).
3.6	Articles of Incorporation of ALC Indiana, Inc. (Incorporated by reference to the same titled exhibit to the Company’s Application for Qualification of Indentures on Form T-3, filed on November 13, 2001).
3.7	Bylaws of the Company (Incorporated by reference to the same titled exhibit to the Company’s Registration Statement on Form S-1, File No. 33-83938).
3.8	Bylaws of Carriage House (Incorporated by reference to the same titled exhibit to the Company’s Application for Qualification of Indentures on Form T-3, filed on November 13, 2001).
3.9	Bylaws of Home and Community Care, Inc. (Incorporated by reference to the same titled exhibit to the Company’s Application for Qualification of Indentures on Form T-3, filed on November 13, 2001).
3.10	Bylaws of ALC Indiana, Inc. (Incorporated by reference to the same titled exhibit to the Company’s Application for Qualification of Indentures on Form T-3, filed on November 13, 2001).
4.1	Form of Indenture, dated as of January 1, 2002, among the Company, Carriage House Assisted Living, Inc., Home and Community Care, Inc., ALC Indiana, Inc. and BNY Midwest Trust Company, as Trustee, of the Senior Secured Notes of the Company, due 2009 (Incorporated by reference to Exhibit T3C to the Company’s Senior Secured Notes Amended Application for Qualification of Indentures on Form T-3/ A, filed on December 19, 2001).
4.2	Form of Indenture, dated as of January 1, 2002, among the Company, Carriage House Assisted Living, Inc., Home and Community Care, Inc., ALC Indiana, Inc. and BNY Midwest Trust Company, as Trustee, of the Junior Secured Notes of the Company, due 2012 (Incorporated by reference to Exhibit T3C to the Company’s Junior Secured Notes Amended Application for Qualification of Indentures on Form T-3/ A, filed on December 19, 2001).
4.3	Registration Rights Agreement, dated as of January 1, 2002, by and among the Company, LTC Healthcare, Inc., LTC Properties, Inc., National Health Investors, Inc., and Cerberus Capital Management, L.P. (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2001.)
4.4	2002 Incentive Award Plan of the Company (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2001.)

Exhibit
No.	Description

10.1	Reimbursement Agreement, dated as of November 1, 1996, between the Company and U.S. Bank of Washington, National Association (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1998).
10.2	Reimbursement Agreement, dated as of July 1, 1997, between the Company and United States National Bank of Oregon (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1998).
10.3	Reimbursement Agreement, dated as of July 1, 1998, between the Company and U.S. Bank National Association (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31,1998).
10.4	Deed of Trust and Security Agreement, dated March 31, 1998, among DMG Texas ALC, Partners, L.P., American Title Company of Houston and Transatlantic Capital Company (Incorporated by reference to Report on Form 10-K for the fiscal year ended December 31, the same titled exhibit to the Company’s 1998).
10.5	Mortgage and Security Agreement, dated November 12, 1998, between DMG New Jersey ALC, Inc. and Transatlantic Capital Company (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1998).
10.6	Deed of Trust and Security Agreement, dated July 10, 1998, among DMG Oregon ALC, Inc., Chicago Title Company and Transatlantic Capital Company (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1998).
10.7	Amendment and Modification of Reimbursement Agreements, dated as of August 18, 1999, by and between the Company and U.S. Bank National Association (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1998).
10.8	Loan Agreement, dated as of February 20, 2001, among Heller Healthcare Finance, Inc., as Agent and a Lender, the financial institutions who are or become parties thereto as Lenders, ALC Ohio, Inc. and ALC Pennsylvania, Inc., ALC Iowa, Inc., ALC Nebraska, Inc. and ALC New Jersey, Inc., as Borrowers, and the parties who are or become Borrowers thereunder (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 8-K, dated May 9, 2001).
10.9	Guaranty, dated as of February 20, 2001, by the Company for the benefit of Heller Healthcare Finance, Inc. (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 8-K, dated May 9, 2001).
10.10	Guaranty, dated as of January 1, 2002, by the Company for the benefit of Heller Healthcare Finance, Inc. (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2001.)
10.11	Third Amendment and Modification of Reimbursement Agreement, dated as of March 12, 2001, between the Company and U.S. Bank National Association. (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2000).
10.12	First Amendment to Loan Documents, as of June 27, 2001, between ALC Ohio, Inc., ALC Pennsylvania, Inc., ALC Iowa, Inc., ALC Nebraska, Inc., ALC New Jersey, Inc., ALC Indiana, Inc., Assisted Living Concepts, Inc. and Heller Healthcare Finance, Inc. (Incorporated by reference to the same Titled exhibit to the Company’s Report on Form 10-Q for the quarter ended June 30, 2001).
10.13	Second Amendment to Loan Documents between Assisted Living Concepts, Inc., ALC Ohio, Inc., ALC Pennsylvania, Inc., ALC Iowa, Inc., ALC Nebraska, Inc., ALC New Jersey, Inc., ALC Indiana, Inc., and Heller Healthcare Finance, Inc., dated October 3, 2001 (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 2001).
10.14	Amended and Restated Employment Agreement, effective as of January 1, 2001, between the Company and Wm. James Nicol (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 8-K dated June 29, 2001).

Exhibit
No.	Description

10.15	First Amendment to the Amended and Restated Employment Agreement, dated as of January 2, 2002, between the Company and Wm. James Nicol (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10K for the fiscal year ended December 31, 2001.)
10.16	First Amended Joint Disclosure Statement of the Debtors Pursuant to Section 1125 of the Bankruptcy Code dated October 30, 2001 (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 8-K dated October 30, 2001).
10.17	Amended Findings of Fact, Conclusions of Law and Order Confirming the Joint Plan of Reorganization dated December 28, 2001 (Incorporated by reference to the Company’s Report on Form 8-K dated December 28, 2001).
10.18	Employment Agreement, effective as of February 18, 2002, by and between the Company and Steven Vick (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10K for the fiscal year ended December 31, 2001.)
10.19	Amended and Restated Employment Agreement, effective as of January 1, 2002, by and between the Company and Sandra Campbell (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10K for the fiscal year ended December 31, 2001.)
10.20	Amended and Restated Employment Agreement, effective as of January 1, 2002, by and between the Company and Nancy Inez Gorshe (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10K for the fiscal year ended December 31, 2001.)
10.21	Amended and Restated Employment Agreement, effective as of January 1, 2002, by and between the Company and Drew Q. Miller (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10K for the fiscal year ended December 31, 2001.)
10.22	Employment Agreement, effective January 1, 2001, by and between the Company and Ron W. Kerr (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10K for the fiscal year ended December 31, 2001.)
10.23	Amendment to Employment Agreement, effective January 1,2002, by and between the Company and Ron W. Kerr (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10K for the fiscal year ended December 31, 2001.)
10.24	Fourth Amendment and Modification of Reimbursement Agreement, dated as of May 14, 2002, between the Company and U.S. Bank National Association. (Filed herewith.)
10.25	Employment Agreement, effective May 16, 2002, by and between the Company and Matthew G. Patrick. (Filed herewith.)
10.26	Employment Agreement, effective August 12, 2002, by and between the Company and Linda L. Martin. (Filed herewith.)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith).
21.1	List of Subsidiaries of the Company. (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10K for the fiscal year ended December 31, 2001.)
23.1	KPMG LLP Report on Schedule. (Filed herewith).
99.1	Certification of Steven L. Vick pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.2	Certification of Matthew G. Patrick pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
24.1	Power of Attorney (see page 75.)