Form 10-Q
period 2003-03-31
ASSISTED LIVING CONCEPTS INC
filed 2003-05-14
CIK 929994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to

Commission file number 1-13498

Assisted Living Concepts, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	93-1148702 (IRS Employer Identification No.)

1349 Empire Central, Suite 900
Dallas, TX 75247
(Address of principal executive offices)

(214)424-4000
(Registrant’s telephone number, including area code)

11835 NE Glenn Widing Drive, Building E
Portland, Oregon 97220
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrants was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
     Yes [  ]    No [X]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
     Yes [X]    No [  ]

     The Registrant had 6,431,759 shares of common stock, $.01 par value, outstanding at May 8, 2003.

ASSISTED LIVING CONCEPTS, INC.

FORM 10-Q
March 31, 2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSISTED LIVING CONCEPTS, INC
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December 31,	March 31,
	2002	2003

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,165	$6,736
Cash restricted for resident security deposits	1,929	1,929
Accounts receivable, net of allowance for doubtful accounts of $230 at December 31, 2002 and $342 at March 31, 2003	2,715	3,313
Prepaid insurance	343	1,020
Prepaid expenses	991	931
Assets held for sale	9,727	—
Cash restricted for workers compensation claims	4,696	4,375
Other current assets	3,193	2,886

Total current assets	30,759	21,190
Restricted cash	5,315	5,323
Property and equipment, net	177,930	184,738
Deferred income taxes	—	550
Other assets, net	2,036	2,320

Total assets	$216,040	$214,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$769	$1,775
Accrued real estate taxes	4,836	3,626
Accrued interest expense	2,174	1,302
Accrued payroll expense	5,021	4,332
Other accrued expenses	5,718	6,315
Income taxes payable	—	700
Resident security deposits	1,991	1,776
Other current liabilities	976	449
Current portion of unfavorable lease adjustment	607	598
Current portion of long-term debt and capital lease obligation	11,521	2,701

Total current liabilities	33,613	23,574
Other liabilities	463	574
Unfavorable lease adjustment	2,508	2,362
Long-term debt and capital lease obligations, net of current portion	109,078	108,507
Senior and Junior Secured note	41,993	49,138

Total liabilities	187,655	184,155
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 3,250,000 shares authorized; none issued or outstanding	—	—
Common Stock, $.01 par value; 20,000,000 shares authorized; issued and outstanding 6,431,759 shares at December 31, 2002 and March 31, 2003 (68,241 shares to be issued upon settlement of pending claims)	65	65
Additional paid-in capital	32,734	33,284
Accumulated deficit	(4,414)	(3,383)

Total shareholders’ equity	28,385	29,966

Total liabilities and shareholders’ equity	$216,040	$214,121

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,

	2002	2003

Revenue	$37,014	$41,144
Operating expenses:
Residence operating expenses	25,468	27,723
Corporate general and administrative	4,317	4,342
Building rentals	3,038	3,105
Depreciation and amortization	1,612	1,676

Total operating expenses	34,435	36,846

Operating income	2,579	4,298
Other income (expense):
Interest expense	(3,591)	(3,429)
Interest income	53	36
Other income, net	2	(4)

Total other expense, net	(3,536)	(3,397)

Income (loss) before debt restructure, reorganization costs, and discontinued operations	(957)	901
Debt restructure and reorganization costs	(447)	—

Income (loss) from continuing operations before income taxes	(1,404)	901
Income tax expense	—	364

Income (loss) from continuing operations	(1,404)	537
Discontinued operations:
Income (loss) from operations (including gain on sale of assets of $899 in 2003)	(46)	830
Income tax expense	—	336

Income (loss) from discontinued operations	(46)	494

Net income (loss)	$(1,450)	$1,031

Net income (loss) per common share:
Basic	$(0.22)	$0.16

Diluted	$(0.22)	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2002	2003

Operating Activities:
Net income (loss)	$(1,450)	$1,031
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,667	1,676
Amortization of debt issuance costs	20	27
Amortization of fair value adjustment to building rentals	(170)	(155)
Amortization of fair market adjustment to long-term debt	107	97
Amortization of discount on long-term debt	106	135
Straight line adjustment to building rentals	86	111
Interest paid-in-kind	305	330
Provision for doubtful accounts	13	252
Gain on sale of assets	—	(899)
Changes in assets and liabilities:
Accounts receivable	(100)	(850)
Prepaid expenses	(2,321)	(617)
Other current assets	245	307
Other assets	(31)	(311)
Accounts payable	(254)	1,006
Accrued expenses	313	(2,174)
Other current liabilities	795	(42)
Other liabilities	(7)	—

Net cash used in operating activities	(676)	(76)
Investing Activities:
Decrease (increase) in restricted cash	(1,719)	313
Purchases of property and equipment	(625)	(427)
Sales of properties	—	2,569

Net cash provided by (used in) investing activities	(2,344)	2,455
Financing Activities:
Proceeds from long-term debt	1,000	—
Payments on long-term debt and capital lease obligation	(360)	(2,808)
Debt issuance costs	(79)	—

Net cash provided by (used in) financing activities	561	(2,808)

Net decrease in cash and cash equivalents	(2,459)	(429)
Cash and cash equivalents, beginning of period	6,077	7,165

Cash and cash equivalents, end of period	$3,618	$6,736

Supplemental disclosure of cash flow information:
Cash payments for interest	$2,705	$3,847

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    The Company

Assisted Living Concepts, Inc., (“the Company”) owns, leases and operates assisted living residences which provide housing to older persons who need help with the activities of daily living such as bathing and dressing. The Company provides personal care and support services and makes available routine health care services, as permitted by applicable law, designed to meet the needs of its residents.

2.    Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company without audit and in the opinion of management include all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results of operations for the three months ended March 31, 2002 and 2003, pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading.

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results for a full year.

The results of operations for the three months ended March 31, 2002 and 2003 reflect the continuing operations of 177 residences. Results of operations for five residences sold on September 30, 2002 and two residences sold in March 2003 are included in discontinued operations in the accompanying financial statements. (See Note 5).

3.   Long-Term Debt

As of December 31, 2002 and March 31, 2003, long-term debt consists of the following (in thousands):

	December 31, 2002		March 31, 2003

	Carrying	Principal	Carrying	Principal
	Amount	Amount	Amount	Amount

Trust Deed Notes, payable to the State of Oregon Housing and Community Services Department (OHCS) due 2028	$9,688	$9,585	$9,643	$9,541
Variable Rate Multifamily Revenue Bonds, payable to the Washington State Housing Finance Commission Department due 2028	7,217	7,295	7,218	7,295
Variable Rate Demand Housing Revenue Bonds, Series 1997, payable to the Idaho Housing and Finance Association due 2017	6,277	6,345	6,278	6,345
Variable Rate Demand Housing Revenue Bonds, Series A-1 and A-2 payable to the State of Ohio Housing Finance Agency due 2018	11,451	11,575	10,453	10,575
Housing and Urban Development Insured Mortgages due 2035	7,329	7,410	7,317	7,397
New Senior Secured Notes due 2009	35,750	35,750	34,350	34,350
New Junior Secured Notes due 2012	13,925	16,225	14,788	16,824
Mortgages payable due 2008	27,995	27,948	27,859	27,813
G.E. Capital (Previously Heller Healthcare Finance, Inc.) Credit Facility due 2005	42,691	43,516	42,440	43,171
Capital lease obligations	269	269	—	3

Total long-term debt	162,592	$165,918	160,346	$163,314

Less current portion	11,521		2,701

Long-term debt	$151,071		$157,645

The Trust Deed Notes payable to OHCS are secured by buildings, land, furniture and fixtures of six Oregon residences. The notes are payable in monthly installments including interest at effective rates ranging from 7.375% to 9.0%.

The Variable Rate Multifamily Revenue Bonds are payable to the Washington State Housing Finance Commission Department and at March 31, 2003 are secured by a $7.3 million letter of credit and by buildings, land, furniture and fixtures of the five Washington residences. The letter of credit expires in January 2004 and had an interest rate of 1.3% at March 31, 2003.

The Variable Rate Demand Housing Revenue Bonds, Series 1997 are payable to the State of Idaho Housing and Finance Association and at March 31, 2003 are secured by a $6.3 million letter of credit and by buildings, land, furniture and fixtures of four Idaho residences. The letter of credit expires in 2004 and had an interest rate of 1.3% at March 31, 2003.

The Variable Rate Demand Housing Revenue Bonds with the State of Ohio Housing Finance Agency (“OHFA”) are due July 2018 and at March 31, 2003 are secured by a $10.6 million letter of credit and by buildings, land, furniture and fixtures of seven Ohio residences. The letter of credit expires in 2005 and had an interest rate of 1.25% at March 31, 2003.

At March 31, 2003, mortgage loans include three fixed rate loans secured by seven Texas residences, three Oregon residences and three New Jersey residences. These loans collectively require monthly principal and interest payments of $230,000, with balloon payments of $11.8 million, $5.3 million and $7.2 million due at maturity in May 2008, August 2008 and September 2008, respectively. These loans bear fixed annual interest rates from 7.58% to 8.79%.

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

On January 1, 2002 the Debtors emerged from the proceedings under Chapter 11 of the Bankruptcy Code. The Company’s Plan of reorganization included the issuance of $40.25 million aggregate principal amount of seven-year secured notes (the “New Senior Secured Notes”), bearing interest at 10% per annum, payable semi-annually in arrears, and $15.25 million aggregate principal amount of ten-year secured notes (the “New Junior Secured Notes” and collectively with the New Senior Secured Notes, the “New Notes”), bearing interest payable in additional New Junior Secured Notes for three years at 8% per annum and thereafter payable in cash at 12% per annum, payable semi-annually in arrears. The New Junior Secured Notes were issued at a discount of $2.6 million. The discount will be amortized over the life of the New Junior Secured Notes using the effective interest method. The New Notes are secured by 51 properties as of March 31, 2003.

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

As of March 31, 2003, the following annual principal payments are required (in thousands):

April 1, 2003 through December 31, 2003	$2,415
2004	3,152
2005	43,379
2006	2,258
2007	2,408
Thereafter	109,702

Total	$163,314

The Company has a series of reimbursement agreements with U.S. Bank for letters of credit that secure certain of our Revenue bonds payable, which total approximately $24.2 million as of March 31, 2003. As such letters of credit expire, beginning in January 2004, the Company will need to obtain replacement letters of credit, post cash collateral or refinance the underlying debt. There can be no assurance that replacement letters of credit will be procured from the same or other lending institutions on terms that are acceptable to the Company. In the event that the Company is unable to obtain a replacement letter of credit or provide alternate collateral prior to the expiration of any of these letters of credit, the underlying debt would be in default. The Company’s agreements with U.S. Bank contain restrictive covenants that include compliance with certain financial ratios.

In May 2002, we amended our existing agreement with U.S. Bank, establishing new covenants, with which we were in compliance as of March 31, 2003. Failure to comply with these covenants would constitute an event of default, which would allow U.S. Bank to declare any amounts outstanding under the loan documents to be due and payable.

In addition to the debt agreements with OHCS related to the six owned residences in Oregon, the Company has entered into Lease Approval Agreements with OHCS and the lessor of the Oregon Leases, which obligates the Company to comply with the terms and conditions of the underlying trust deed relating to the leased buildings. Under the terms of the OHCS debt agreements, the Company is required to maintain a capital replacement escrow account to cover expected capital expenditure requirements for the Oregon Leases and the six OHCS loans.

As a further condition of the OHCS debt agreements, the Company is required to comply with the terms of certain regulatory agreements which provide, among other things, that in order to preserve the federal income tax exempt status of the bonds, the Company is required to lease at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. There are additional requirements as to the age and physical condition of the residents with which the

Company must also comply. Non-compliance with these restrictions may result in an event of default and cause acceleration of the scheduled repayment.

4.        Income Taxes

The Company anticipates taxable income for both financial reporting and tax return purposes for the year ended December 31, 2003, and accordingly has provided for federal and state income taxes on income from continuing operations and discontinued operations for the three months ended March 31, 2003. The Company has recorded such income tax expense at the rate of 40.4%, the estimated effective tax rate for the full fiscal year.

The provision for income taxes differs from the applicable U.S. statutory federal rate as a result of the following items:

Statutory federal tax rate	34.0%
State income taxes, net of federal benefit	5.6
Non-deductible expenses	0.8

Effective tax rate	40.4%

At December 31, 2002, the Company had approximately $101.4 million of net operating loss (NOL) carryforwards which will expire between 2009 and 2022. These NOLs have been reduced to $22.3 million as a result of the discharge and cancellation of various prepetition liabilities under the Plan. The reduction of the NOLs was effective on January 1, 2003.

The NOLs remaining after the application of the cancellation of indebtedness provisions are subject to certain provisions of the Internal Revenue Code which restricts the utilization of the losses. In addition, any net unrealized built-in losses resulting from the excess of tax basis over the carrying value of the Company’s assets (primarily property and equipment) as of the Effective Date, which are recognized within five years are also subject to these provisions. Section 382 of the Internal Revenue Code imposes limitations on the utilization of the loss carryforwards and built-in losses after certain changes of ownership of a loss company. The Company is deemed to be a loss company for these purposes. Under these provisions, the Company’s ability to utilize these loss carryforwards and built-in losses in the future will generally be subject to an annual limitation of approximately $1.6 million. For the full fiscal year ending December 31, 2003, the Company anticipates such limitation will be applied to recognized built-in losses, thus the Company’s estimates include no utilization of NOLs in 2003.

There can be no assurances that the Company will be able to utilize these NOLs or built-in losses and therefore the Company has established a 100 percent valuation allowance to offset the associated net deferred tax asset at December 31, 2002. As of March 31, 2003, the Company anticipates that a portion of such net deferred tax asset will be offset against current taxable income. In the three-month period ended March 31, 2003, the Company reduced the valuation allowance by $550,000, thus reinstating a net deferred tax asset of $550,000 on the balance sheet at March 31, 2003. Pursuant to SOP 90-7, such income tax benefit has been recorded as an increase to additional paid-in capital.

Pursuant to SOP 90-7, the income tax benefit, if any, of any future realization of the remaining NOL carryforwards and other deductible temporary differences existing as of the Effective Date will be recorded as an adjustment to additional paid-in capital.

5.     Discontinued Operations

During the three months ended March 31, 2003, the Company sold one residence in Ohio and one residence in Indiana. The total sales price for these residences was $2.6 million, and the Company recognized a gain from these sales of $899,000.

In accordance with SFAS No. 144, the results of operations for these residences and the gain from the sale have been included in “Income (loss) from discontinued operations” in the accompanying financial statements for the three months ended March 31, 2002 and 2003.

On September 30, 2002 the Company completed the sale of four Florida residences and one Georgia residence. Consequently, the results of operations for these residences are included in “Income (loss) from discontinued operations” in the accompanying financial statements for the three months ended March 31, 2002.

6.    Stock-based Compensation

The company accounts for stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,
	2002	2003

Net income (loss), as reported	$(1,450)	$1,031
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of related tax effects	(8)	(31)

Pro forma net income (loss)	$(1,458)	$1,000

Net income (loss) per share:
Basic - as reported	$(0.22)	$0.16
Basic - pro forma	$(0.22)	$0.15
Diluted - as reported	$(0.22)	$0.16
Diluted - pro forma	$(0.22)	$0.15

7.     Income (Loss) Per Share

The weighted average common shares used for basic net income (loss) per common share were 6,500,000 for the three months ended March 31, 2002 and March 31, 2003. The effect of dilutive stock options added 8,976 shares for the three months ended March 31, 2003. The effect of options for the three months ended March 31, 2002 is not considered since their effect is antidilutive.

8.    Subsidiary Guarantee of New Notes

The New Notes, issued by the Company, are publicly traded and the repayment of these notes is guaranteed by three wholly owned subsidiaries of the Company: ALC Indiana, Inc., Home and Community Care, Inc. (“HCI”) and Carriage House Assisted Living, Inc. (“Carriage House”). The following information is presented as required under the Securities and Exchange Commission Financial Reporting Release No. 55 in connection with the guarantee of the New Notes by the Company’s wholly owned subsidiaries. The operating and investing activities of the separate legal entities included in the consolidating financial statements are fully interdependent and integrated with the Company and each other.

ASSISTED LIVING CONCEPTS, INC.
CONSOLIDATING BALANCE SHEETS
MARCH 31, 2003

		Wholly-Owned Subsidiaries

					Non-
		ALC	Carriage		Participating	Consolidating	Consolidated
	ALC, Inc.	Indiana, Inc.	House	HCI	Subsidiaries	Adjustments	Total

ASSETS
Current Assets:
Cash and cash equivalents	$6,736	$—	$—	$—	$—	$—	$6,736
Cash restricted for resident security deposit	1,929	—	—	—	—	—	1,929
Accounts receivable, net	3,068	—	—	—	245	—	3,313
Prepaid insurance	1,020	—	—	—	—	—	1,020
Prepaid expenses	909	—	—	—	22	—	931
Cash restricted for workers’ compensation claims	4,375	—	—	—	—	—	4,375
Other current assets	1,064	—	—	—	1,822	—	2,886

Total current assets	19,101	—	—	—	2,089	—	21,190
Restricted cash	5,323	—	—	—	—	—	5,323
Receivable from subsidiaries/parent	3,432	4,578	—	3,264	1,310	(12,584)	—
Property and equipment, net	84,966	12,478	3,524	4,143	79,627	—	184,738
Investment in subsidiaries	30,921	—	—	—	—	(30,921)	—
Deferred income taxes	550	—	—	—	—	—	550
Other assets, net	1,891	—	—	—	429	—	2,320

Total assets	$146,184	$17,056	$3,524	$7,407	$83,455	$(43,505)	$214,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,263	$—	$—	$—	$512	$—	$1,775
Accrued real estate taxes	2,309	365	298	75	579	—	3,626
Accrued interest expense	1,256	—	—	—	46	—	1,302
Accrued payroll expense	4,320	—	—	—	12	—	4,332
Other accrued expenses	6,271	—	—	—	44	—	6,315
Resident security deposits	1,578	—	—	—	198	—	1,776
Other current liabilities	1,024	125	—	—	—	—	1,149
Current portion of unfavorable lease adjustment	517	—	81	—	—	—	598
Current portion of long-term debt and capital lease obligation	1,255	—	—	—	1,446	—	2,701

Total current liabilities	19,793	490	379	75	2,837	—	23,574
Other liabilities	535	—	39	—	—	—	574
Unfavorable lease adjustment	1,971	—	328	—	63	—	2,362
Long-term debt and capital lease obligation, net of current portion	81,474	—	—	—	76,171	—	157,645
Payable to subsidiaries/parent	12,147	—	437	—	—	(12,584)	—

Total liabilities	115,920	490	1,183	75	79,071	(12,584)	184,155
Shareholders’ equity:
Common stock	65	16,342	—	—	—	(16,342)	65
Additional paid-in capital	33,457	—	2,549	7,365	5,667	(15,754)	33,284
Retained earnings (accumulated deficit)	(3,258)	224	(208)	(33)	(1,283)	1,175	(3,383)

Total shareholders’ equity	30,264	16,566	2,341	7,332	4,384	(30,921)	29,966

Total liabilities and shareholder’s’equity	$146,184	$17,056	$3,524	$7,407	$83,455	$(43,505)	$214,121

ASSISTED LIVING CONCEPTS, INC.

CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2002

		Wholly-Owned Subsidiaries

					Non-
		ALC	Carriage		Participating	Consolidating	Consolidated
	ALC, Inc.	Indiana, Inc.	House	HCI	Subsidiaries	Adjustments	Total

ASSETS
Current Assets:
Cash and cash equivalents	$7,165	$—	$—	$—	$—	$—	$7,165
Cash restricted for resident security deposits	1,929	—	—	—	—	—	1,929
Accounts receivable, net	2,446	—	—	3	266	—	2,715
Prepaid insurance	343	—	—	—	—	—	343
Prepaid expenses	946	—	—	—	45	—	991
Assets held for sale	9,727						9,727
Cash restricted for workers’ compensation claims	4,696	—	—	—	—	—	4,696
Other current assets	1,199	—	—	3	1,991	—	3,193

Total current assets	28,451	—	—	6	2,302	—	30,759
Restricted cash	5,315	—	—	—	—	—	5,315
Receivable from subsidiaries/parent	9,745	6,454	—	2,780	—	(18,979)	—
Property and equipment, net	81,328	12,565	3,558	4,176	76,303	—	177,930
Investment in subsidiaries	27,632		—	—	—	(27,632)
Other assets, net	1,635	—	—	—	401	—	2,036

Total assets	$154,106	$19,019	$3,558	$6,962	$79,006	$(46,611)	$216,040

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$234	$—	$—	$1	$534	$—	$769
Accrued real estate taxes	2,830	285	234	71	1,416	—	4,836
Accrued interest expense	2,147	—	—	—	27	—	2,174
Accrued payroll expense	4,960	—	—	—	61	—	5,021
Other accrued expenses	5,669	—	—	—	49	—	5,718
Resident security deposits	1,779	—	—	(1)	213	—	1,991
Other current liabilities	976	—	—	—	—	—	976
Current portion of unfavorable lease adjustment	525	—	82	—	—	—	607
Current portion of long-term debt and capital lease obligation	8,817	—	—	—	2,704	—	11,521

Total current liabilities	27,937	285	316	71	5,004	—	33,613
Other liabilities	430	—	33	—	—	—	463
Unfavorable lease adjustment	2,095	—	347	—	66	—	2,508
Long-term debt and capital lease obligation, net of current portion	78,852	—	—	—	72,219	—	151,071
Payable to subsidiaries/parent	16,234	—	1,236	—	1,509	(18,979)	—

Total liabilities	125,548	285	1,932	71	78,798	(18,979)	187,655
Shareholders’ equity:
Common stock	65	16,342	—	—	—	(16,342)	65
Additional paid-in capital	32,907	—	2,548	7,365	5,667	(15,753)	32,734
Accumulated deficit	(4,414)	2,392	(922)	(474)	(5,459)	4,463	(4,414)

Total shareholders’ equity	28,558	18,734	1,626	6,891	208	(27,632)	28,385

Total liabilities and shareholders’ equity	$154,106	$19,019	$3,558	$6,962	$79,006	$(46,611)	$216,040

ASSISTED LIVING CONCEPTS, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2003

		Wholly-Owned Subsidiaries

					Non-
		ALC Indiana,	Carriage		participating	Consolidated
	ALC,INC.	Inc.	House	HCI	Subsidiaries	Total

Revenue	$37,481	$—	$—	$—	$3,663	$41,144
Operating expenses:
Residence operating expenses	24,894	90	64	—	2,675	27,723
Corporate general and administrative	4,342	—	—	—	—	4,342
Building rentals	2,882	—	223	—	—	3,105
Depreciation and amortization	837	101	34	33	671	1,676

Total operating expenses	32,955	191	321	33	3,346	36,846

Operating income	4,526	(191)	(321)	(33)	317	4,298
Other income (expense):
Interest expense	(1,765)	—	—	—	(1,664)	(3,429)
Interest income	36	—	—	—	—	36
Management fee income (expense)	(177)	—	113	—	64	—
Lease income (expense)	(540)	540	—	—	—	—
Other income, net	(4)	—	—	—	—	(4)

Total other expense, net	(2,450)	540	113	—	(1,600)	(3,397)

Income (loss) from continuing operations before income taxes	2,076	349	(208)	(33)	(1,283)	901
Income tax expense	239	125	—	—	—	364

Income (loss) from continuing operations	1,837	224	(208)	(33)	(1,283)	537
Income (loss) from discontinued operations (including gain on sale of assets)	830	—	—	—	—	830
Income tax expense	336	—	—	—	—	336

Income (loss) from discontinued operations	494	—	—	—	—	494

Net Income (loss)	$2,331	$224	$(208)	$(33)	$(1,283)	$1,031

ASSISTED LIVING CONCEPTS, INC

CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2002

		Wholly-Owned Subsidiaries

					Non-
		ALC	Carriage		Participating	Consolidated
	ALC, Inc.	Indiana, Inc.	House	HCI	Subsidiaries	Total

Revenue	$33,541	$—	$—	$—	$3,473	$37,014
Operating expenses:
Residence operating expenses	22,699	71	62	—	2,636	25,468
Corporate general and administrative	4,317	—	—	—	—	4,317
Building rentals	2,805	—	233	—	—	3,038
Depreciation and amortization	823	99	32	33	625	1,612

Total operating expenses	30,644	170	327	33	3,261	34,435

Operating income (loss)	2,897	(170)	(327)	(33)	212	2,579
Other income (expense):
Interest expense	(2,063)	—	—	—	(1,528)	(3,591)
Interest income	53	—	—	—	—	53
Management fee income (expense)	(92)	—	75	—	17	—
Lease income (expense)	(1,769)	540	—	—	1,229	—
Other income, net	2	—	—	—	—	2

Total other income (expense), net	(3,869)	540	75	—	(282)	(3,536)

Income (loss) before debt restructure, and reorganization cost, and discontinued operations	(972)	370	(252)	(33)	(70)	(957)
Debt restructure and reorganization costs	447	—	—	—	—	447

Income (loss) from continuing operations	(1,419)	370	(252)	(33)	(70)	(1,404)
Income (loss) from discontinued operations	(60)	—	—	(32)	46	(46)

Net income (loss)	$(1,479)	$370	$(252)	$(65)	$(24)	$(1,450)

ASSISTED LIVING CONCEPTS, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
Three months ended March 31, 2003

		Wholly-Owned Subsidiaries

					Non-
		ALC	Carriage		Participating	Consolidated
	ALC, Inc.	Indiana, Inc.	House	HCI	Subsidiaries	Total

Operating Activities:
Net income (loss)	$2,331	$224	$(208)	$(33)	$(1,283)	$1,031
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	837	101	34	33	671	1,676
Provision for doubtful accounts	239	—	—	—	13	252
Amortization of debt issuance costs	27	—	—	—	—	27
Amortization of fair value adjustments to building rentals	(138)	—	(20)	—	3	(155)
Interest paid-in-kind	330	—	—	—	—	330
Amortization of fair value adjustment of debt	97	—	—	—	—	97
Amortization of note discount	135	—	—	—	—	135
Straight-line adjustment to building rental	111	—	—	—	—	111
Gain on sale of assets	(899)	—	—	—	—	(899)
Changes in assets and liabilities:
Receivable (payable) from subsidiaries/parent	(1,020)	(516)	124	(10)	1,422	—
Accounts receivable	(874)	—	—	3	21	(850)
Prepaid expenses	(640)	—	—	—	23	(617)
Other current assets	135	—	—	3	169	307
Other assets	(283)	—	—	—	(28)	(311)
Accounts payable	1,029	—	—	(1)	(22)	1,006
Accrued expenses	(1,450)	80	64	4	(872)	(2,174)
Other current liabilities	(153)	125	—	1	(15)	(42)
Other liabilities	(6)	—	6	—	—	—

Net cash provided by (used in) operating activities	(192)	14	—	—	102	(76)

Investing Activities:
Increase in restricted cash	313	—	—	—	—	313
Purchases of property and equipment	(311)	(14)	—	—	(102)	(427)
Sale of properties	2,569	—	—	—	—	2,569

Net cash provided by (used in) investing	2,571	(14)	—	—	(102)	2,455

Financing Activities:
Payments on long-term debt and capital lease obligation	(2,808)	—	—	—	—	(2,808)

Net cash provided by (used in) financing activities	(2,808)	—	—	—	—	(2,808)

Net decrease in cash and cash equivalents	(429)	—	—	—	—	(429)
Cash and cash equivalents, beginning of year	7,165	—	—	—	—	7,165

Cash and cash equivalents, end of year	$6,736	$—	$—	$—	$—	$6,736

ASSISTED LIVING CONCEPTS, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
Three months ended March 31, 2002

		Wholly-Owned Subsidiaries

		ALC			Non-
		Indiana,	Carriage		Participating	Consolidated
	ALC, Inc.	Inc	House	HCI	Subsidiaries	Total

Operating Activities:
Net income (loss)	$(1,479)	$370	$(252)	$(65)	$(24)	$(1,450)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	845	99	32	51	640	1,667
Amortization of debt issuance costs	20	—	—	—	—	20
Amortization of fair value adjustment to building rentals	(144)	—	(23)	—	(3)	(170)
Amortization of fair market adjustment to long-term debt	4	—	—	—	103	107
Amortization of discount on long-term debt	106	—	—	—	—	106
Straight-line adjustment to building rentals	86	—	—	—	—	86
Interest paid-in-kind	305	—	—	—	—	305
Provision (recoveries) for doubtful accounts	26	—	—	—	(13)	13
Changes in assets and liabilities:
Receivable from subsidiaries/parent	1,568	(531)	211	4	(1,252)	—
Accounts receivable	(116)	—	—	11	5	(100)
Prepaid expenses	(2,343)	—	—	—	22	(2,321)
Other current assets	206	(9)	3	—	45	245
Other assets	(12)	—	—	—	(19)	(31)
Accounts payable	(213)	—	—	(4)	(37)	(254)
Accrued expenses	1,147	71	62	11	(978)	313
Other current liabilities	854	—	—	—	(59)	795
Other liabilities	(15)	—	8	—	—	(7)

Net cash provided by (used in) operating activities	845	—	41	8	(1,570)	(676)
Investing Activities:
Increase in restricted cash	(1,719)	—	—	—	—	(1,719)
Purchases of property and equipment	(355)	—	(41)	(8)	(221)	(625)

Net cash provided by (used in) investing activities	(2,074)	—	(41)	(8)	(221)	(2,344)
Financing Activities:
Proceeds from long-term debt	(791)	—	—	—	1,791	1,000
Payments on long-term debt and capital lease obligation	(360)	—	—	—	—	(360)
Debt issuance costs	(79)	—	—	—	—	(79)

Net cash provided by (used in ) financing activities	(1,230)	—	—	—	1,791	561

Net decrease in cash and cash equivalents	(2,459)	—	—	—	—	(2,459)
Cash and cash equivalents, beginning of period	6,077	—	—	—	—	6,077

Cash and cash equivalents, end of period	$3,618	$—	$—	$—	$—	$3,618

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this section to “ALC,” the “Company,” “us” or “we” refer to Assisted Living Concepts, Inc. and its wholly owned subsidiaries.

General

We operate, own and lease free-standing assisted living residences. These residences are primarily located in small, middle-market, rural and suburban communities with a population typically ranging from 10,000 to 40,000. As of March 31, 2003, we had operations in 14 states.

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

As of March 31, 2003, we operated 177 assisted living residences (6,844 units), of which we owned 122 residences (4,739 units) and leased 55 residences (2,105 units). At March 31, 2003, we had an occupancy rate of 88.3% and an average combined monthly rate for rent and services of $2,235 per unit.

We derive our revenues primarily from resident fees for room, board and care. Resident fees typically are paid monthly by residents, their families, state Medicaid agencies or other third parties. Resident fees include revenue derived from a multi-tiered rate structure, which varies based on the level of care provided. Resident fees are recognized as revenues when services are provided. Our expenses include:

•	residence operating expenses, such as staff payroll, food, property taxes, utilities, insurance and other direct residence operating expenses;

•	general and administrative expenses consisting of regional management and corporate support functions such as legal, accounting and other administrative expenses;

•	building rentals;

•	depreciation and amortization; and

•	interest expense related to debt.

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

Certain Transactions and Events

Fresh-Start Reporting

Upon the Effective Date of our Plan of reorganization, we adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7). In connection with the adoption of fresh-start reporting, a new entity has been deemed created for financial reporting purposes. For financial reporting purposes, we adopted the provisions of fresh-start reporting effective December 31, 2001. In adopting the requirements of fresh-start reporting as of December 31, 2001, we were required to value our assets and liabilities at their estimated fair value and eliminate our accumulated deficit at December 31, 2001.

Sales of Residences

During the three months ended March 31, 2003, the Company sold one residence in Ohio and one residence in Indiana. The total sales price for these residences was $2.6 million, and the Company recognized a gain from these sales of $899,000.

Due to the purchaser’s inability to obtain suitable financing, the Company has entered into an agreement to terminate the proposed sale of the Company’s nine South Carolina facilities. Six of the facilities are owned and pledged as collateral for the Senior Secured Notes and Junior Secured Notes; three of the facilities are leased from a national REIT. The Company had previously announced the pending sale of these properties and proposed use of the proceeds to redeem a portion of the Senior Secured Notes, which will now not occur.

Due to the recent improved operating performance of the South Carolina facilities, the Company has decided not to sell these assets at this time. For at least the near term, the Company intends to continue to operate the facilities on an on-going basis.

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

	Three Months Ended March 31,
	2002	2003

Revenue	100.0	100.0
Operating expenses:
Residence operating expenses	68.8	67.4
Corporate general and administrative	11.7	10.6
Building rentals	8.2	7.5
Depreciation and amortization	4.3	4.0

Total operating expenses	93.0	89.5

Operating income	7.0	10.5
Other income (expense):
Interest expense	(9.7)	(8.4)
Interest income	0.1	0.1
Other income, net	0.0	(0.0)

Total other expense, net	(9.6)	(8.3)
Income (loss) before debt restructure, reorganization costs, and discontinued operations	(2.6)	2.2
Debt restructure and reorganization costs	(1.2)	—

Income (loss) from continuing operations before income taxes	(3.8)	2.2
Income tax expense	—	0.9

Income (loss) from continuing operations	(3.8)	1.3
Discontinued operations:
Income (loss) from operations (including gain on sale of assets)	(0.1)	2.0
Income tax expense	—	0.8

Income (loss) from discontinued operations	(0.1)	1.2

Net income (loss)	(3.9)	2.5

	Three Months Ended March 31,
	2002	2003

Other Data Related to Continuing Operations:
Residences operated (end of period)	$177	$177
Units operated (end of period)	6,842	6,844
Average occupancy rate (based on occupied units)	84.3%	88.3%
Average monthly rental rate	$2,121	$2,235
Sources of revenue:
Medicaid state paid portion	12.13%	12.88%
Medicaid resident paid portion	7.50%	8.42%
Private resident paid portion	80.37%	78.70%

Total	100.00%	100.00%

Three months ended March 31, 2003 compared to three months ended March 31, 2002:

The Company recorded net income of $1.0 million on revenues of $41.1 million for the three months ended March 31, 2003 (the “March 2003 Quarter”) compared to a net loss of $1.5 million on revenues of $37.0 million for the three months ended March 31, 2002 (the “March 2002 Quarter”).

Revenues increased $4.1 million for the March 2003 Quarter compared to the March 2002 Quarter primarily due to an increase in average occupancy of approximately four percent and an increase in average rental rate received from residents of approximately $114 per month. In March 2003 the Company instituted a rent increase in its residences.

Residence operating expenses increased $2.3 million for the March 2003 Quarter compared to the March 2002 Quarter but decreased as a percentage of revenue from 68.8% to 67.4%. Of the increase, $1.1 million is attributable to an increase in payroll expenses, which decreased slightly as a percentage of revenue. The increase in payroll is primarily due to an increase in benefits, additional personnel, and increased salaries and wages. An increase in utilities expense of $0.4 million in addition to less significant increases in other expense categories comprise the remaining increase in residence operating expenses from the March 2002 Quarter to the March 2003 Quarter. These increases were offset primarily by a decrease of $180,000 in insurance costs, primarily liability insurance, and less significant decreases in other expense categories.

Corporate, general and administrative expenses increased $25,000 for the March 2003 Quarter compared to the March 2002 Quarter but decreased as a percentage of revenue from 11.7% to 10.6%. Increased expenses from the relocation of the Company’s headquarters from Portland, Oregon to Dallas, Texas including rent, hiring expenses and temporary help expenses were offset by decreases in information technology related expenses and other payroll related expenses.

Building rentals increased $67,000 for the March 2003 Quarter compared to the March 2002 Quarter but decreased as a percentage of revenue from 8.2% to 7.5%.

Depreciation and amortization expense increased by $64,000 for the March 2003 Quarter compared to the March 2002 Quarter.

Interest expense decreased $162,000 for the March 2003 Quarter compared to the March 2002 Quarter. The decrease is due to the overall reduction of indebtedness.

Debt restructure and reorganization costs were $447,000 for the March 2002 Quarter. These are professional fees, including legal and investment advisory fees, related to the Company’s Plan of reorganization which became effective January 1, 2002. The Company did not incur these expenses in the March 2003 Quarter.

Income tax expense was $700,000 for the March 2003 Quarter, of which $150,000 related to state income taxes. The Company anticipates taxable income for both financial reporting and tax return purposes for the year ended December 31, 2003, and accordingly has provided for federal and state income taxes on income from continuing operations and discontinued operations for the three months ended March 31, 2003. The Company has recorded such income tax expense at the rate of 40.4%, the estimated effective tax rate for the full fiscal year.

Liquidity and Capital Resources

At March 31, 2003, we had a working capital deficit of $2.4 million and unrestricted cash and cash equivalents of $6.7 million.

Net cash used in operating activities was $76,000 during the March 2003 Quarter. The primary sources included net income of $1.0 million and an increase in accounts payable of $1.0 million. The increase in accounts payable was primarily due to increased operating expenses at the residences and expenses relating to the move of the corporate office. These sources were offset primarily by a decrease of $2.2 million in accrued expenses, and increases of $850,000 and $617,000 in accounts receivable and prepaid expenses, respectively. The decrease in accrued expenses was primarily due to property tax payments made during the March 2003 Quarter, while the increases in accounts receivable and prepaid expenses were primarily due to increased revenues and insurance premium payments, respectively.

Net cash provided by investing activities was $2.5 million during the March 2003 Quarter. The primary source resulted from the sales of properties for $2.6 million.

Net cash used in financing activities was $2.8 million during the March 2003 Quarter, all of which related to payments on long-term debt.

As of March 31, 2003, approximately $24.2 million of our indebtedness was secured by letters of credit issued by U.S. Bank, which in some cases, have termination dates prior to the maturity of the underlying debt. As such letters of credit expire, beginning in January 2004, we will need to obtain replacement letters of credit, post cash collateral or refinance the underlying debt. There can be no assurance that we will be able to procure replacement letters of credit from the same or other lending institutions on terms that are acceptable to us. In the event that we are unable to obtain a replacement letter of credit or provide alternate collateral prior to the expiration of any of these letters of credit, we would be in default on the underlying debt. Any such default could have a material adverse effect on the Company.

Our credit agreements with U.S. Bank contain certain restrictive and financial covenants, including certain financial ratios. The agreements also require us to deposit $500,000 in cash collateral with U.S. Bank in the event certain regulatory actions are commenced with respect to the properties securing our obligations to U.S. Bank. U.S. Bank is required to release such deposits upon satisfactory resolution of the regulatory action. As of the date of this filing, no such deposits have been required.

In May 2002, we amended our existing agreement with U.S. Bank, establishing new covenants, with which we were in compliance as of March 31, 2003. Failure to comply with these covenants would constitute an event of default, which would allow U.S. Bank to declare any amounts outstanding under the loan documents to be due and payable.

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

There can be no assurance, however, that our business will generate sufficient cash flow from operations, or that currently anticipated cost savings and operating improvements will be realized on schedule, both of which may be necessary to enable us to pay our indebtedness, to satisfy our lease obligations and to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness, on or before maturity. There can be no assurance that we will be able to refinance any of our indebtedness, on commercially reasonable terms or at all.

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

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect our future results of operations and cash flows. We had variable rate debt of $67.4 million outstanding at March 31, 2003 with a weighted average interest rate of 6.1%, of which $43.2 million has an interest rate floor of 8.0%. Assuming that our balance of variable rate debt remains constant, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in net cash flows, of $242,000. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in net cash flows, of $242,000.

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

Changes in Internal Controls

Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our controls, nor, to our knowledge, were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved from time to time in ordinary, routine or regulatory legal proceedings incidental to our business. As of May 8, 2003, we believe that such legal proceedings should not have a material adverse effect on our business.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

Exhibit
Number
12	Ratio of Earnings to Fixed Charges

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K
We filed a report on Form 8-K on March 10, 2003 pursuant to Item 5 of Form 8-K announcing the Company’s earnings for the fourth quarter and pending sale of its South Carolina facilities.

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSISTED LIVING CONCEPTS, INC. Registrant

By: Title:	/s/ MATTHEW PATRICK Name: Matthew Patrick Senior Vice President, Chief Financial Officer, Secretary and Treasurer

May 12, 2003

By:	/s/ STEPHAN M. KEARNEY Name: Stephan M. Kearney Title: Vice President, Controller and Chief Accounting Officer

May 12, 2003

CERTIFICATIONS

I, Steven Vick, certify that:

1.         I have reviewed this quarterly report on Form 10-Q of Assisted Living Concepts, Inc;

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

Date:  May 12, 2003

/s/ Steven L. Vick Steven L. Vick President and Chief Executive Officer

CERTIFICATIONS

I, Matthew G. Patrick, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Assisted Living Concepts, Inc;

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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 12, 2003

/s/ Matthew G. Patrick Matthew G. Patrick Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number

12	Ratio of Earnings to Fixed Charges

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002