Form 10-Q
period 2003-06-30
ASSISTED LIVING CONCEPTS INC
filed 2003-08-14
CIK 929994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

(214) 424-4000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒      No ☐

     The Registrant had 6,431,925 shares of common stock, $.01 par value, outstanding at August 7, 2003.

ASSISTED LIVING CONCEPTS, INC.

FORM 10-Q
June 30, 2003

INDEX

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ASSISTED LIVING CONCEPTS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December 31,	June 30,
	2002	2003

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,165	$10,256
Cash restricted for resident security deposits	1,929	1,673
Accounts receivable, net of allowance for doubtful accounts of $230 at December 31, 2002 and $517 at June 30, 2003	2,715	3,420
Prepaid insurance	343	745
Prepaid expenses	991	675
Assets held for sale	9,727	—
Cash restricted for workers’ compensation claims	4,696	4,407
Other current assets	3,193	3,150

Total current assets	30,759	24,326
Restricted cash	5,315	5,312
Property and equipment, net	177,930	183,637
Deferred income taxes	—	990
Other assets, net	2,036	2,349

Total assets	$216,040	$216,614

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$769	$633
Accrued real estate taxes	4,836	4,009
Accrued interest expense	2,174	2,024
Accrued payroll expense	5,021	4,971
Other accrued expenses	5,718	6,757
Income taxes payable	—	1,068
Resident security deposits	1,991	1,562
Other current liabilities	976	530
Current portion of unfavorable lease adjustment	607	583
Current portion of long-term debt and capital lease obligations	11,521	2,760

Total current liabilities	33,613	24,897
Other liabilities	463	578
Unfavorable lease adjustment, net of current portion	2,508	2,220
Long-term debt and capital lease obligations, net of current portion	109,078	108,054
Senior and Junior Secured notes	41,993	49,604

Total liabilities	187,655	185,353
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 3,250,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; issued and outstanding 6,431,759 shares at December 31, 2002 and June 30, 2003 (68,241 shares to be issued upon settlement of pending claims)	65	65
Additional paid-in capital	32,734	33,816
Accumulated deficit	(4,414)	(2,620)

Total shareholders’ equity	28,385	31,261

Total liabilities and shareholders’ equity	$216,040	$216,614

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Revenue	$37,813	$41,932	$74,827	$83,076
Operating expenses:
Residence operating expenses	26,159	27,720	51,627	55,443
Corporate general and administrative	5,578	4,760	9,895	9,102
Building rentals	3,067	3,119	6,105	6,224
Depreciation and amortization	1,644	1,701	3,256	3,377

Total operating expenses	36,448	37,300	70,883	74,146

Operating income	1,365	4,632	3,944	8,930
Other income (expense):
Interest expense	(3,466)	(3,429)	(7,057)	(6,858)
Interest income	52	30	106	66
Other income (expense), net	18	(67)	19	(71)

Total other expense, net	(3,396)	(3,466)	(6,932)	(6,863)

Income (loss) before debt restructure, reorganization costs, and discontinued operations	(2,031)	1,166	(2,988)	2,067
Debt restructure and reorganization costs	(219)	—	(666)	—

Income (loss) from continuing operations before income taxes	(2,250)	1,166	(3,654)	2,067
Income tax expense	—	403	—	767

Income (loss) from continuing operations	(2,250)	763	(3,654)	1,300
Discontinued operations:
Income (loss) from operations (including gain on sale of assets of $899 in March 2003)	(380)	—	(426)	830
Income tax expense	—	—	—	336

Income (loss) from discontinued operations	(380)	—	(426)	494

Net income (loss)	$(2,630)	$763	$(4,080)	$1,794

Basic earnings per share:
Income (loss) from continuing operations	$(0.34)	$0.12	$(0.56)	$0.20
Income (loss) from discontinued operations	(0.06)	—	(0.07)	0.08

Net income (loss)	(0.40)	$0.12	$(0.63)	$0.28

Diluted earnings per share:
Income (loss) from continuing operations	$(0.34)	$0.12	$(0.56)	$0.20
Income (loss) from discontinued operations	(0.06)	—	(0.07)	0.07

Net income (loss)	$(0.40)	$0.12	$(0.63)	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2002	2003

Operating Activities:
Net income (loss)	$(4,080)	$1,794
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,359	3,377
Stock-based compensation expense	—	93
Amortization of debt issuance costs	52	55
Amortization of fair value adjustment to building rentals	(306)	(312)
Amortization of fair market adjustment to long-term debt	213	184
Amortization of discount on long-term debt	211	271
Straight line adjustment to building rentals	188	115
Interest paid-in-kind	610	660
Provision for doubtful accounts	132	456
(Gain) loss on sale or disposal of assets	443	(833)
Changes in assets and liabilities:
Accounts receivable	(136)	(1,162)
Prepaid expenses	(1,202)	(86)
Other current assets	172	43
Other assets	(299)	(368)
Accounts payable	(218)	(136)
Accrued expenses	1,443	82
Other current liabilities	294	123

Net cash provided by operating activities	876	4,356
Investing Activities:
Decrease (increase) in restricted cash	(2,680)	548
Purchases of property and equipment	(1,333)	(1,093)
Sales of properties	—	2,569

Net cash provided by (used in) investing activities	(4,013)	2,024
Financing Activities:
Proceeds from long-term debt	3,400	—
Payments on long-term debt and capital lease obligations	(725)	(3,289)
Debt issuance costs	(79)	—

Net cash provided by (used in) financing activities	2,596	(3,289)

Net increase (decrease) in cash and cash equivalents	(541)	3,091
Cash and cash equivalents, beginning of period	6,077	7,165

Cash and cash equivalents, end of period	$5,536	$10,256

Supplemental disclosure of cash flow information:
Cash payments for interest	$5,422	$6,109

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

2. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company without audit and in the opinion of management include all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results of operations for each of the three and six month periods ended June 30, 2002 and 2003, pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading.

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results for a full year.

The results of operations for the three and six month periods ended June 30, 2002 and 2003 reflect the continuing operations of 177 residences. Results of operations for five residences sold on September 30, 2002 and two residences sold in March 2003 are included in discontinued operations in the accompanying financial statements. (See Note 5).

3. Long-Term Debt

As of December 31, 2002 and June 30, 2003, long-term debt consists of the following (in thousands):

	December 31, 2002		June 30, 2003

	Carrying	Principal	Carrying	Principal
	Amount	Amount	Amount	Amount

Trust Deed Notes, payable to the State of Oregon Housing and Community Services Department (OHCS) due 2028	$9,688	$9,585	$9,603	$9,499
Variable Rate Multifamily Revenue Bonds, payable to the Washington State Housing Finance Commission Department due 2028	7,217	7,295	7,220	7,295
Variable Rate Demand Housing Revenue Bonds, Series 1997, payable to the Idaho Housing and Finance Association due 2017	6,277	6,345	6,280	6,345
Variable Rate Demand Housing Revenue Bonds, Series A-1 and A-2 payable to the State of Ohio Housing Finance Agency due 2018	11,451	11,575	10,455	10,575
Housing and Urban Development Insured Mortgages due 2035	7,329	7,410	7,305	7,385
New Senior Secured Notes due 2009	35,750	35,750	34,350	34,350
New Junior Secured Notes due 2012	13,925	16,225	15,254	17,154
Mortgages payable due 2008	27,995	27,948	27,674	27,675
G.E. Capital (Previously Heller Healthcare Finance, Inc.) Credit Facility due 2005	42,691	43,516	42,277	42,991
Capital lease obligations	269	269	—	—

Total long-term debt	162,592	$165,918	160,418	$163,269

Less current portion	11,521		2,760

Long-term debt	$151,071		$157,658

The Trust Deed Notes payable to OHCS are secured by buildings, land, furniture and fixtures of six Oregon residences. The notes are payable in monthly installments including interest at effective rates ranging from 7.375% to 9.0%.

The Variable Rate Multifamily Revenue Bonds are payable to the Washington State Housing Finance Commission Department and at June 30, 2003 are secured by a $7.4 million letter of credit and by buildings, land, furniture and fixtures of the five Washington residences and had an interest rate of 1.2% at June 30, 2003. The letter of credit expires in January 2004 and had an interest rate of 1.2% at June 30, 2003.

The Variable Rate Demand Housing Revenue Bonds, Series 1997 are payable to the State of Idaho Housing and Finance Association and at June 30, 2003 are secured by a $6.5 million letter of credit and by buildings, land, furniture and fixtures of four Idaho residences and had an interest rate of 1.2% at June 30, 2003. The letter of credit expires in July 2004 and had an interest rate of 1.5% at June 30, 2003.

The Variable Rate Demand Housing Revenue Bonds are payable to the State of Ohio Housing Finance Agency (“OHFA”) and at June 30, 2003 are secured by a $10.8 million letter of credit and by buildings, land, furniture and fixtures of six Ohio residences and had an interest rate of 1.1% at June 30, 2003. The letter of credit expires in July 2005 and had an interest rate of 1.5% at June 30, 2003.

At June 30, 2003, mortgage loans include three fixed rate loans secured by seven Texas residences, three Oregon residences and three New Jersey residences. These loans collectively require monthly principal and interest payments of $230,000, with balloon payments of $11.8 million, $5.3 million and $7.2 million due at maturity in May 2008, August 2008 and September 2008, respectively. These loans bear fixed interest rates from 7.58% to 8.79%.

Housing and Urban Development (“HUD”) insured mortgages include three separate loan agreements entered into in 2001. These are fixed rate mortgages, each of which is secured by a separate facility in Texas. These loans mature between July 1, 2036 and August 1,

2036 and collectively require monthly principal and interest payments of $47,493. The loans bear fixed interest rates between 7.40% and 7.55%.

The GE Capital credit facility is a secured line of credit up to $44.0 million. This is a variable rate credit facility, secured by 31 facilities. This credit facility matures in January 2005 and requires monthly principal payments of $65,000 for 2003 and $80,000 for 2004. The interest on the credit facility is calculated at LIBOR plus 4.5%, floating monthly (not to be less than 8%) and is payable monthly in arrears.

On January 1, 2002 the Debtors emerged from the proceedings under Chapter 11 of the Bankruptcy Code. The Company’s Plan of reorganization included the issuance of $40.25 million aggregate principal amount of seven-year secured notes (the “New Senior Secured Notes”), bearing interest at 10% per annum, payable semi-annually in arrears, and $15.25 million aggregate principal amount of ten-year secured notes (the “New Junior Secured Notes” and collectively with the New Senior Secured Notes, the “New Notes”), bearing interest payable in additional New Junior Secured Notes for three years at 8% per annum and thereafter payable in cash at 12% per annum, payable semi-annually in arrears. The New Junior Secured Notes were issued at a discount of $2.6 million. The discount is being amortized over the life of the New Junior Secured Notes using the effective interest method. The New Notes are secured by 51 properties as of June 30, 2003.

Of the $51.5 million outstanding in New Notes, $18.5 million is payable to related parties at June 30, 2003.

As of the Effective Date, the Successor Company revalued its long-term debt in conjunction with the implementation of fresh-start reporting. At December 31, 2001, an adjustment of $3.1 million was recorded to reduce long-term debt to its fair market value. Amortization of this adjustment is computed using the straight-line method over the individual loan life.

As of June 30, 2003, the following annual principal payments are required (in thousands):

July 1, 2003 through December 31, 2003	$1,867
2004	2,942
2005	43,762
2006	2,258
2007	2,408
Thereafter	110,032

Total	$163,269

The Company has a series of reimbursement agreements with U.S. Bank for letters of credit that secure certain of our Revenue bonds payable, which total approximately $24.7 million as of June 30, 2003. As such letters of credit expire, beginning in January 2004, the Company will need to obtain replacement letters of credit, post cash collateral or refinance the underlying debt. There can be no assurance that replacement letters of credit will be procured from the same or other lending institutions on terms that are acceptable to the Company. In the event that the Company is unable to obtain a replacement letter of credit or provide alternate collateral prior to the expiration of any of these letters of credit, the underlying debt would be in default. The Company’s agreements with U.S. Bank contain restrictive covenants that include compliance with certain financial ratios.

In May 2002, we amended our existing agreement with U.S. Bank, establishing new covenants, with which we were in compliance as of June 30, 2003. Failure to comply with these covenants would constitute an event of default, which would allow U.S. Bank to declare any amounts outstanding under the loan documents to be due and payable.

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

4. Income Taxes

The Company anticipates taxable income for both financial reporting and tax return purposes for the year ending December 31, 2003, and accordingly has provided for federal and state income taxes on income from continuing operations and discontinued operations for the six months ended June 30, 2003. The Company has recorded such income tax expense at the rate of 38.1% for the six months ended June 30, 2003.

The provision for income taxes differs from the applicable U.S. statutory federal rate as a result of the following items:

Statutory federal tax rate	34.0%
State income taxes, net of federal benefit	2.6%
Non-deductible expenses	1.5%

Effective tax rate	38.1%

At December 31, 2002, the Company had approximately $93.5 million of net operating loss (NOL) carryforwards which will expire between 2009 and 2022. These NOL carryforwards have been reduced to approximately $16 million as a result of the discharge and cancellation of certain prepetition liabilities under the Plan. The reduction of the NOL carryforwards was effective on January 1, 2003.

The NOL carryforwards remaining after the application of the cancellation of indebtedness provisions are subject to certain provisions of the Internal Revenue Code which restricts the utilization of such NOL carryforwards. In addition, any net unrealized built-in losses resulting from the excess of tax basis over the carrying value of the Company’s assets (primarily property and equipment) as of the Effective Date, which are recognized within five years are also subject to these provisions. Section 382 of the Internal Revenue Code imposes limitations on the utilization of the NOL carryforwards and built-in losses after certain changes of ownership of a loss company. The Company is deemed to be a loss company for these purposes. Under these provisions, the Company’s ability to utilize these NOL carryforwards and built-in losses in the future will generally be subject to an annual limitation of approximately $1.6 million (the “Annual Limitation”). There can be no assurance that the Company will be able to utilize these NOL carryforwards or built-in losses and therefore, the Company established a 100 percent valuation allowance of approximately $43.6 million as of Effective Date. Pursuant to SOP 90-7, the income tax benefit, if any, of the future realization of these NOL carryforwards and built-in loss deductible temporary differences will be recorded as an adjustment to additional paid-in capital.

For the year ended December 31, 2002, the Annual Limitation was not utilized since the Company incurred a loss for financial statement purposes. A 100 percent valuation allowance of approximately $45.0 million was recorded to offset the associated net deferred tax asset as of December 31, 2002. For the full fiscal year ending December 31, 2003, the Company anticipates utilizing the 2003 Annual Limitation as well as some or all of the 2002 unused Annual Limitation. Because of the uncertainty of anticipating future taxable income, for the six months ended June 30, 2003 the Company has recorded a charge in lieu of taxes resulting from the initial recognition of built-in loss Annual Limitation tax benefits allocated as a credit to additional paid-in capital pursuant to SOP 90-7. To the extent the Company’s 2003 financial statement income after permanent differences exceeds $3.2 million (the annual limitation for 2002 and 2003) and depending upon the Company’s ability to recognize deferred tax assets which arose subsequent to the Effective Date, the Company’s effective tax rate for 2003 would likely be less than 38.1%.

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of June 30, 2003 will be allocated as follows:

Additional paid-in capital	$42.5	million
Income tax benefit that would be reported in the consolidated statement of operations	1.3	million

	$43.8	million

5. Discontinued Operations

During March 2003, the Company sold one residence in Ohio and one residence in Indiana. The total sales price for these residences was $2.6 million, and the Company recognized a gain from these sales of $899,000.

In accordance with SFAS No. 144, the results of operations and the gain and losses from the sales have been included in “Income (loss) from discontinued operations” in the accompanying financial statements for the three and six month periods ended June 30, 2002 and 2003.

On September 30, 2002 the Company completed the sale of four Florida residences and one Georgia residence. Consequently, the results of operations for these residences are included in “Income (loss) from discontinued operations” in the accompanying financial statements for the three and six month periods ended June 30, 2002.

6. Stock-based Compensation

Previously, the Company accounted for stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. No stock-based employee compensation expense for stock options was reflected in Net Income previous to April 1, 2003, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Effective April 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and recognizes compensation expense according to the prospective transition method under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. Under this method the Company expenses the fair value of all new stock options granted after January 1, 2003. The following table illustrates the effect on net income and earnings per share had the company applied the fair value accounting method to all of the Company’s stock option grants.

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Net income (loss), as reported	$(2,630)	$763	$(4,080)	$1,794
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	93	—	93
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards granted, net of related tax effects	(12)	(118)	(13)	(144)

Pro forma net income (loss)	$(2,642)	$738	$(4,093)	$1,743

Net income (loss) per share:
Basic — as reported	$(0.41)	$0.12	$(0.63)	$0.28
Basic — pro forma	$(0.41)	$0.11	$(0.63)	$0.27
Diluted — as reported	$(0.41)	$0.12	$(0.63)	$0.27
Diluted — pro forma	$(0.41)	$0.11	$(0.63)	$0.27

7. Income (Loss) Per Share

The weighted average common shares used for basic net income (loss) per common share were 6,500,000 for the three and six month periods ended June 30, 2002 and 2003. The effect of dilutive stock options using the treasury stock method added 110,113 shares for the three month period ended June 30, 2003 and 52,519 shares for the six month period ended June 30, 2003. The effect of options for the three and six month periods ended June 30, 2002 is not considered since their effect is antidilutive.

8. Subsequent Event

In July 2003, the Company completed an open market purchase of a portion of the Company’s outstanding 10% Senior Secured Notes due 2009 and Junior Secured Notes due 2012. The transaction included the purchase of $147,889 principal amount of Senior Secured Notes and $34,178 principal amount of Junior Secured Notes (collectively, the “Purchase Notes”). Because the purchase of the Junior Notes is not permitted under the Indentures and constitutes a Default thereunder, and the purchase of the Senior Notes may not be permitted and could constitute Default there under, although this issue is not clear, the Company intends to cure the Default by reversing these transactions and selling the Purchased Notes. Failure to cure the Default under the Indentures could have a material adverse effect on the Company.

9. Subsidiary Guarantee of New Notes

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

ASSISTED LIVING CONCEPTS, INC.
CONSOLIDATING BALANCE SHEETS
JUNE 30, 2003
(in thousands, except share amounts)
(unaudited)

		Wholly-Owned Subsidiaries

		ALC			Non-
		Indiana,	Carriage		Participating	Consolidating	Consolidated
	ALC, Inc.	Inc.	House	HCI	Subsidiaries	Adjustments	Total

ASSETS
Current Assets:
Cash and cash equivalents	$10,256	$—	$—	$—	$—	$—	$10,256
Cash restricted for resident security deposits	1,673	—	—	—	—	—	1,673
Accounts receivable, net of allowance for doubtful accounts	3,178	—	—	—	242	—	3,420
Prepaid insurance	745	—	—	—	—	—	745
Prepaid expenses	675	—	—	—	—	—	675
Cash restricted for workers’ compensation claims	4,407	—	—	—	—	—	4,407
Other current assets	1,139	—	—	—	2,011	—	3,150

Total current assets	22,073	—	—	—	2,253	—	24,326
Restricted cash	5,312	—	—	—	—	—	5,312
Receivable from subsidiaries/parent	9,380	5,023		3,289	1,068	(18,760)	—
Property and equipment, net	85,529	12,444	3,501	4,111	78,052	—	183,637
Investment in subsidiaries	29,634	—	—	—	—	(29,634)	—
Deferred income taxes	990	—	—	—	—	—	990
Other assets, net	1,883	—	—	—	466	—	2,349

Total assets	$154,801	$17,467	$3,501	$7,400	$81,839	$(48,394)	$216,614

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$594	$—	$—	$—	$39	$—	$633
Accrued real estate taxes	2,451	446	239	102	771	—	4,009
Accrued interest expense	1,837	—	—	—	187	—	2,024
Accrued payroll expense	4,900	—	—	—	71	—	4,971
Other accrued expenses	6,700	—	—	—	57	—	6,757
Resident security deposits	1,414	—	—	(1)	149	—	1,562
Other current liabilities	1,355	243	—	—	—	—	1,598
Current portion of unfavorable lease adjustment	505	—	78	—	—	—	583
Current portion of long-term debt and capital lease obligation	1,257	—	—	—	1,503	—	2,760

Total current liabilities	21,013	689	317	101	2,777	—	24,897
Other liabilities	533	—	45	—	—	—	578
Unfavorable lease adjustment, net of current portion	1,850	—	309	—	61	—	2,220
Long-term debt and capital lease obligation, net of current portion	81,901	—	—	—	75,757	—	157,658
Payable to subsidiaries/parent	18,070	—	690	—	—	(18,760)	—

Total liabilities	123,367	689	1,361	101	78,595	(18,760)	185,353

Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—	—
Common stock	65	16,342	—	—	—	(16,342)	65
Additional paid-in capital	33,989	—	2,549	7,365	5,667	(15,754)	33,816
Accumulated deficit	(2,620)	436	(409)	(66)	(2,423)	2,462	(2,620)

Total shareholders’ equity	31,434	16,778	2,140	7,299	3,244	(29,634)	31,261

Total liabilities and shareholder’s’equity	$154,801	$17,467	$3,501	$7,400	$81,839	$(48,394)	$216,614

ASSISTED LIVING CONCEPTS, INC.

CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2002
(in thousands, except share amounts)

		Wholly-Owned Subsidiaries

		ALC			Non-
		Indiana,	Carriage		Participating	Consolidating	Consolidated
	ALC, Inc.	Inc.	House	HCI	Subsidiaries	Adjustments	Total

ASSETS
Current Assets:
Cash and cash equivalents	$7,165	$—	$—	$—	$—	$—	$7,165
Cash restricted for resident security deposits	1,929	—	—	—	—	—	1,929
Accounts receivable, net of allowance for doubtful accounts	2,446	—	—	3	266	—	2,715
Prepaid insurance	343	—	—	—	—	—	343
Prepaid expenses	946	—	—	—	45	—	991
Assets held for sale	9,727	—	—	—	—	—	9,727
Cash restricted for workers’ compensation claims	4,696	—	—	—	—	—	4,696
Other current assets	1,199	—	—	3	1,991	—	3,193

Total current assets	28,451	—	—	6	2,302	—	30,759
Restricted cash	5,315	—	—	—	—	—	5,315
Receivable from subsidiaries/parent	9,745	6,454		2,780		(18,979)	—
Property and equipment, net	81,328	12,565	3,558	4,176	76,303	—	177,930
Investment in subsidiaries	27,632	—	—	—	—	(27,632)	—
Deferred income taxes	—	—	—	—	—	—	—
Other assets, net	1,635	—	—	—	401	—	2,036

Total assets	$154,106	$19,019	$3,558	$6,962	$79,006	$(46,611)	$216,040

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$234	$—	$—	$1	$534	$—	$769
Accrued real estate taxes	2,830	285	234	71	1,416	—	4,836
Accrued interest expense	2,147	—	—	—	27	—	2,174
Accrued payroll expense	4,960	—	—	—	61	—	5,021
Other accrued expenses	5,669	—	—	—	49	—	5,718
Resident security deposits	1,779	—	—	(1)	213	—	1,991
Other current liabilities	976	—	—	—	—	—	976
Current portion of unfavorable lease adjustment	525	—	82	—	—	—	607
Current portion of long-term debt and capital lease obligation	8,817	—	—	—	2,704	—	11,521

Total current liabilities	27,937	285	316	71	5,004	—	33,613
Other liabilities	430	—	33	—	—	—	463
Unfavorable lease adjustment, net of current portion	2,095	—	347	—	66	—	2,508
Long-term debt and capital lease obligation, net of current portion	78,852	—	—	—	72,219	—	151,071
Payable to subsidiaries/parent	16,234	—	1,236	—	1,509	(18,979)	—

Total liabilities	125,548	285	1,932	71	78,798	(18,979)	187,655

Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—	—
Common stock	65	16,342	—	—	—	(16,342)	65
Additional paid-in capital	32,907	—	2,548	7,365	5,667	(15,753)	32,734
Accumulated deficit	(4,414)	2,392	(922)	(474)	(5,459)	4,463	(4,414)

Total shareholders’ equity	28,558	18,734	1,626	6,891	208	(27,632)	28,385

Total liabilities and shareholders’ equity	$154,106	$19,019	$3,558	$6,962	$79,006	$(46,611)	$216,040

ASSISTED LIVING CONCEPTS, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2003
(in thousands)
(undaudited)

		Wholly-Owned Subsidiaries

		ALC			Non-
		Indiana,	Carriage		participating	Consolidated
	ALC,INC.	Inc.	House	HCI	Subsidiaries	Total

Revenue	$75,657	$—	$—	$—	$7,419	$83,076
Operating expenses:
Residence operating expenses	49,772	197	128	—	5,346	55,443
Corporate general and administrative	9,102	—	—	—	—	9,102
Building rentals	5,778	—	446	—	—	6,224
Depreciation and amortization	1,696	203	69	66	1,343	3,377

Total operating expenses	66,348	400	643	66	6,689	74,146

Operating income (loss)	9,309	(400)	(643)	(66)	730	8,930

Other income (expense):
Interest expense	(3,569)	—	—	—	(3,289)	(6,858)
Interest income	66	—	—	—	—	66
Management fee income (expense)	98	—	(234)	—	136	—
Lease income (expense)	(1,080)	1,080	—	—	—	—
Other expense, net	(71)	—	—	—	—	(71)

Total other expense, net	(4,556)	1,080	(234)	—	(3,153)	(6,863)

Income (loss) from continuing operations before income taxes	4,753	680	(877)	(66)	(2,423)	2,067
Income tax expense	524	243	—	—	—	767

Income (loss) from continuing operations	4,229	437	(877)	(66)	(2,423)	1,300
Income (loss) from discontinued operations (including gain on sale of assets)	830	—	—	—	—	830
Income tax expense	336	—	—	—	—	336

Income from discontinued operations	494	—	—	—	—	494

Net income (loss)	$4,723	$437	$(877)	$(66)	$(2,423)	$1,794

ASSISTED LIVING CONCEPTS, INC

CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2002
(in thousands)
(undaudited)

		Wholly-Owned Subsidiaries

		ALC			Non-
		Indiana,	Carriage		Participating	Consolidated
	ALC, Inc.	Inc.	House	HCI	Subsidiaries	Total

Revenue	$67,739	$—	$—	$—	$7,088	$74,827
Operating expenses:
Residence operating expenses	46,005	136	125	—	5,361	51,627
Corporate general and administrative	9,895	—	—	—	—	9,895
Building rentals	5,638	—	467	—	—	6,105
Depreciation and amortization	1,658	199	64	44	1,291	3,256

Total operating expenses	63,196	335	656	44	6,652	70,883

Operating income (loss)	4,543	(335)	(656)	(44)	436	3,944
Other income (expense):
Interest expense	(3,775)	—	—	—	(3,282)	(7,057)
Interest income	106	—	—	—	—	106
Management fee income (expense)	89	—	(150)	—	61	—
Lease income (expense)	(1,080)	1,080	—	—	—	—
Other income, net	19	—	—	—	—	19

Total other income (expense), net	(4,641)	1,080	(150)	—	(3,221)	(6,932)

Income (loss) before debt restructure, and reorganization cost, and discontinued operations	(98)	745	(806)	(44)	(2,785)	(2,988)
Debt restructure and reorganization costs	(666)	—	—	—	—	(666)

Income (loss) from continuing operations	(764)	745	(806)	(44)	(2,785)	(3,654)
Income (loss) from discontinued operations	(334)	—	—	(423)	331	(426)

Net income (loss)	$(1,098)	$745	$(806)	$(467)	$(2,454)	$(4,080)

ASSISTED LIVING CONCEPTS, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
Six months ended June 30, 2003
(in thousands)
(unaudited)

		Wholly-Owned Subsidiaries

		ALC			Non-
		Indiana,	Carriage		Participating	Consolidated
	ALC, Inc.	Inc.	House	HCI	Subsidiaries	Total

Operating Activities:
Net income (loss)	$4,723	$437	$(877)	$(66)	$(2,423)	$1,794
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,696	203	69	66	1,343	3,377
Stock-based compensation expense	93	—	—	—	—	93
Amortization of deferred financing fees	55	—	—	—	—	55
Amortization of fair value adjustment to building rentals	(271)	—	(41)	—	—	(312)
Amortization of fair market adjustment to debt	184	—	—	—	—	184
Amortization of note discount	271	—	—	—	—	271
Straight-line adjustment to building rentals	115	—	—	—	—	115
Interest paid-in-kind	660	—	—	—	—	660
Provision for doubtful accounts	437	—	—	—	19	456
Gain on sale or disposal of assets	(833)	—	—	—	—	(833)
Changes in assets and liabilities:
Receivable (payable) from subsidiaries/ parent	(2,085)	(963)	844	(35)	2,239	—
Accounts receivable	(1,189)	—	—	3	24	(1,162)
Prepaid expenses	(131)	—	—	—	45	(86)
Other current assets	60	—	—	3	(20)	43
Other assets	(303)	—	—	—	(65)	(368)
Accounts payable	360	—	—	(1)	(495)	(136)
Accrued expenses	352	161	5	31	(467)	82
Other current liabilities	(120)	243	—	—	—	123
Other liabilities	(12)	—	12	—	—	—

Net cash provided by operating activities	4,062	81	12	1	200	4,356
Investing Activities:
Decrease in restricted cash	548	—	—	—	—	548
Purchases of property and equipment	(799)	(81)	(12)	(1)	(200)	(1,093)
Sale of properties	2,569	—	—	—	—	2,569

Net cash provided by (used in) investing activities	2,318	(81)	(12)	(1)	(200)	2,024
Financing Activities:
Proceeds from long-term debt	—	—	—	—	—	—
Payments on long-term debt and capital lease obligation	(3,289)	—	—	—	—	(3,289)
Debt issuance costs	—	—	—	—	—	—

Net cash used in financing activities	(3,289)	—	—	—	—	(3,289)

Net increase in cash and cash equivalents	3,091	—	—	—	—	3,091
Cash and cash equivalents, beginning of period	7,165	—	—	—	—	7,165

Cash and cash equivalents, end of period	$10,256	$—	$—	$—	$—	$10,256

ASSISTED LIVING CONCEPTS, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
Six months ended June 30, 2002
(in thousands)
(unaudited)

		Wholly-Owned Subsidiaries

		ALC			Non-
		Indiana,	Carriage		Participating	Consolidated
	ALC, Inc.	Inc	House	HCI	Subsidiaries	Total

Operating Activities:
Net income (loss)	$(1,098)	$745	$(806)	$(467)	$(2,454)	$(4,080)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,702	199	64	103	1,291	3,359
Amortization of debt issuance costs	52	—	—	—	—	52
Amortization of fair value adjustment to building rentals	(260)	—	(46)	—	—	(306)
Amortization of fair market adjustment to long- term debt	213	—	—	—	—	213
Amortization of discount on long-term debt	211	—	—	—	—	211
Straight-line adjustment to building rentals	188	—	—	—	—	188
Interest paid-in-kind	610	—	—	—	—	610
Provision for doubtful accounts	137	—	—	—	(5)	132
Loss on sale of assets	20	—	—	423	—	443
Changes in assets and liabilities:
Receivable from subsidiaries/parent	645	(862)	816	(87)	(512)	—
Accounts receivable	(145)	—	—	11	(2)	(136)
Prepaid expenses	(1,245)	—	—	—	43	(1,202)
Other current assets	605	—	—	3	(436)	172
Other assets	(253)	—	—	—	(46)	(299)
Accounts payable	(24)	—	—	(3)	(191)	(218)
Accrued expenses	2,088	(59)	8	14	(608)	1,443
Other current liabilities	371	—	—	3	(80)	294
Other liabilities	656	—	18	—	(674)	—

Net cash provided by (used in) operating activities	4,473	23	54	—	(3,674)	876
Investing Activities:
Decrease/increase in restricted cash	(2,680)	—	—	—	—	(2,680)
Purchases of property and equipment	2,171	(23)	(54)		(3,427)	(1,333)

Net cash used in investing activities	(509)	(23)	(54)	—	(3,427)	(4,013)
Financing Activities:
Proceeds from long-term debt	(3,701)	—	—	—	7,101	3,400
Payments on long-term debt and capital lease obligation	(725)	—	—	—	—	(725)
Debt issuance costs	(79)	—	—	—	—	(79)

Net cash provided by (used in ) financing activities	(4,505)	—	—	—	7,101	2,596

Net decrease in cash and cash equivalents	(541)	—	—	—	—	(541)
Cash and cash equivalents, beginning of period	6,077	—	—	—	—	6,077

Cash and cash equivalents, end of period	$5,536	$—	$—	$—	$—	$5,536

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this section to “ALC,” the “Company,” “us” or “we” refer to Assisted Living Concepts, Inc. and its wholly owned subsidiaries.

General

We operate, own and lease free-standing assisted living residences. These residences are primarily located in small, middle-market, rural and suburban communities with a population typically ranging from 10,000 to 40,000. As of June 30, 2003, we had operations in 14 states.

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

As of June 30, 2003, we operated 177 assisted living residences (6,838 units), of which we owned 122 residences (4,733 units) and leased 55 residences (2,105 units).

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

Although we manage the mix of private paying residents and Medicaid paying residents residing in our facilities, any significant increase in our Medicaid population could have an adverse effect on our financial position, results of operations and cash flows, particularly if states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates.

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

Sales of Residences

During March 2003, the Company sold one residence in Ohio and one residence in Indiana. The total sales price for these residences was $2.6 million, and the Company recognized a gain from these sales of $899,000.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, income taxes, professional and general liability reserves, the carrying value of long-lived assets, financing operations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

The following tables set forth, for the periods presented, operating expenses as a percentage of revenue, the number of total residences and units operated, average occupancy and rental rates and the sources of our revenue. The portion of revenues received from state Medicaid agencies are labeled as “Medicaid state paid portion” while the portion of our revenues that a Medicaid-eligible resident must pay out of his or her own resources is labeled “Medicaid resident paid portion.”

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Revenue	100.0	100.0	100.0	100.0
Operating expenses:
Residence operating expenses	69.2	66.1	69.0	66.7
Corporate general and administrative	14.8	11.4	13.2	11.0
Building rentals	8.1	7.4	8.2	7.5
Depreciation and amortization	4.3	4.1	4.3	4.1

Total operating expenses	96.4	89.0	94.7	89.3

Operating income	3.6	11.0	5.3	10.7
Other income (expense):
Interest expense	(9.2)	(8.2)	(9.4)	(8.3)
Interest income	0.1	0.1	0.1	0.1
Other income, net	0.0	(0.2)	0.0	(0.1)

Total other expense, net	(9.0)	(8.3)	(9.3)	(8.3)
Income (loss) before debt restructure, reorganization costs, and discontinued operations	(5.4)	2.8	(4.0)	2.4
Debt restructure and reorganization costs	(0.6)	—	(0.9)	—

Income (loss) from continuing operations before income taxes	(6.0)	2.8	(4.9)	2.4
Income tax expense	—	1.0	—	0.8

Income (loss) from continuing operations	(6.0)	1.8	(4.9)	1.6
Discontinued operations:
Income (loss) from operations (including gain on sale of assets)	(1.0)	—	(0.6)	1.0
Income tax expense	—	—	—	(0.4)

Income (loss) from discontinued operations	(1.0)	—	(0.6)	0.6

Net income (loss)	(7.0)	1.8	(5.5)	2.2

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Other Data Relating to Continuing Operations:
Residences operated (end of period)	177	177	177	177
Units operated (end of period)	6,844	6,838	6,844	6,838
Average occupancy rate (based on occupied units)	84.5%	87.6%	84.4%	87.8%
Average monthly rental rate	$2,159	$2,301	$2,140	$2,268
Sources of revenue:
Medicaid state paid portion	12.70%	13.60%	12.40%	13.30%
Medicaid resident paid portion	7.70%	8.70%	7.70%	8.70%
Private resident paid portion	79.60%	77.70%	79.90%	78.00%

Total	100.00%	100.00%	100.00%	100.00%

Three months ended June 30, 2003 compared to three months ended June 30, 2002:

The Company recorded net income of $763,000 on revenues of $41.9 million for the three months ended June 30, 2003 (the “June 2003 Quarter”) compared to a net loss of $2.6 million on revenues of $37.8 million for the three months ended June 30, 2002 (the “June 2002 Quarter”).

Revenues increased $4.1 million for the June 2003 Quarter compared to the June 2002 Quarter primarily due to an increase in average occupancy percentage of approximately three percent and an increase in average rental rate received from residents of approximately $142 per month. In March 2003 the Company instituted a rent increase in all its residences.

Residence operating expenses increased $1.6 million for the June 2003 Quarter compared to the June 2002 Quarter but decreased as a percentage of revenue from 69.2% to 66.1%. Of the increase, $1.3 million is attributable to an increase in payroll expenses, which decreased slightly as a percentage of revenue. The increase in payroll is primarily due to an increase in benefits and workers’ compensation expense, additional personnel, and increased salaries and wages, including expenses related to employee incentives. An increase in utilities expense of $537,000 in addition to less significant increases in other expense categories comprise the remaining increase in residence operating expenses from the June 2002 Quarter to the June 2003 Quarter. These increases were offset primarily by a decrease of $186,000 in insurance costs, primarily liability insurance, and less significant decreases in other expense categories.

Corporate, general and administrative expenses decreased $818,000 for the June 2003 Quarter compared to the June 2002 Quarter and decreased as a percentage of revenue from 14.8% to 11.4%. This decrease is primarily related to $700,000 of severance expenses incurred in the June 2002 Quarter related to management changes. The Company incurred no severance expenses during the June 2003 Quarter. Also contributing to the decrease in administrative expenses was a $318,000 decrease in travel related expenses from the June 2002 Quarter to the June 2003 Quarter. These expenses decreased primarily due to the completion of the corporate office relocation to Dallas, Texas in May 2003 and the corporate office’s new facilities being more centrally located to the Company’s residences. These decreases were offset primarily by increases from the June 2002 Quarter to the June 2003 Quarter in bonus expenses and other employee incentives and hiring expenses of $280,000 and stock option expense of $93,000. Effective April 1, 2003, the Company has voluntarily elected to expense stock options issued by the Company during 2003.

Building rentals increased $52,000 for the June 2003 Quarter compared to the June 2002 Quarter but decreased as a percentage of revenue from 8.1% to 7.4%.

Depreciation and amortization expense increased by $57,000 for the June 2003 Quarter compared to the June 2002 Quarter.

Interest expense decreased $37,000 for the June 2003 Quarter compared to the June 2002 Quarter. The decrease is due to the overall reduction of indebtedness.

Debt restructure and reorganization costs were $219,000 for the June 2002 Quarter. These are professional fees, including legal and investment advisory fees, related to the Company’s Plan of Reorganization which became effective January 1, 2002. The Company did not incur these expenses in the June 2003 Quarter.

Results from discontinued operations during the June 2002 Quarter include results of operations, sales-related expenses from residences that were subsequently sold and gains and/or losses related to those sales. All results and sales expenses related to previously sold residences had been recorded prior to the June 2003 Quarter.

Income tax expense was $403,000 for the June 2003 Quarter. The Company anticipates taxable income for both financial reporting and tax return purposes for the year ended December 31, 2003, and accordingly has provided for federal and state income taxes on income from continuing operations and discontinued operations for the three months ended June 30, 2003. The Company has recorded such income tax expense at the rate of 38.1%, the estimated effective tax rate for the full fiscal year, less the effect of the change in the estimate from the three months ended March 31, 2003. To the extent the Company’s 2003 financial statement income after permanent differences exceeds $3.2 million (the annual limitation for 2002 and 2003) and depending upon the Company’s ability to recognize deferred tax assets which arose subsequent to the Effective Date, the Company’s effective tax rate for 2003 would likely be less than 38.1%.

Six months ended June 30, 2003 compared to six months ended June 30, 2002:

The Company recorded net income of $1.8 million on revenues of $83.1 million for the six months ended June 30, 2003 compared to a net loss of $4.1 million on revenues of $74.8 million for the six months ended June 30, 2002.

Revenues increased $8.2 million for the six months ended June 2003 compared to the six months ended June 2002 primarily due to an increase in average occupancy percentage of approximately 3.4 percent and an increase in average rental rate received from residents of approximately $128 per month. In March 2003 the Company instituted a rent increase in all its residences.

Residence operating expenses increased $3.8 million for the six months ended June 2003 compared to the six months ended June 2002 but decreased as a percentage of revenue from 69.0% to 66.7%. Of the increase, $2.5 million is attributable to an increase in payroll expenses, which decreased slightly as a percentage of revenue. The increase in payroll is primarily due to an increase in benefits and workers’ compensation expense, additional personnel, and increased salaries and wages, including expenses related to employee incentives. An increase in utilities expense of $1.0 million in addition to less significant increases in other expense categories comprise the remaining increase in residence operating expenses from the six months ended June 2002 to the six months ended June 2003. These increases were offset primarily by a decrease of $368,000 in insurance costs, primarily liability insurance, and less significant decreases in other expense categories.

Corporate, general and administrative expenses decreased $793,000 for the six months ended June 2003 compared to the six months ended June 2002 and decreased as a percentage of revenue from 13.2% to 11.0%. This decrease is primarily related to $700,000 of severance expenses incurred in the six months ended June 2002 related to management changes. The Company incurred no severance expenses during the six months ended June 2003. Also contributing to the decrease in administrative expenses was a $385,000 decrease in travel related expenses from the six months ended June 2002 to the six months ended June 2003. These expenses decreased primarily due to the completion of the corporate office relocation to Dallas, Texas in May 2003 and the corporate office’s new facilities being more centrally located to the Company’s residences. These decreases were offset primarily by increases from the six months ended June 2002 to the six months ended June 2003 in bonus expenses and other employee incentives and hiring expenses of $382,000 and stock option expense of $93,000. Effective April 1, 2003, the Company has voluntarily elected to expense stock options issued by the Company during 2003.

Building rentals increased $119,000 for the six months ended June 2003 compared to the six months ended June 2002 but decreased as a percentage of revenue from 8.2% to 7.5%.

Depreciation and amortization expense increased by $121,000 for the six months ended June 2003 compared to the six months ended June 2002.

Interest expense decreased $199,000 for the six months ended June 2003 compared to the six months ended June 2002. The decrease is due to the overall reduction of indebtedness.

Debt restructure and reorganization costs were $666,000 for the six months ended June 2002. These are professional fees, including legal and investment advisory fees, related to the Company’s Plan of Reorganization which became effective January 1, 2002. The Company did not incur these expenses in the six months ended June 2003.

Results from discontinued operations during the six months ended June 2002 include results of operations, sales-related expenses from residences that were subsequently sold and gains and/or losses related to those sales. The results from discontinued operations during the six months ended June 2003 include results of operations, sales-related expenses from residences which were sold during March 2003, and gains and/or losses related to those sales.

Income tax expense was $1.1 million for the six months ended June 2003. The Company anticipates taxable income for both financial reporting and tax return purposes for the year ended December 31, 2003, and accordingly has provided for federal and state income taxes on income from continuing operations and discontinued operations for the six months ended June 30, 2003. The Company has recorded such income tax expense at the rate of 38.1%, the estimated effective tax rate for the full fiscal year. To the extent the Company’s 2003 financial statement income after permanent differences exceeds $3.2 million (the annual limitation for 2002 and 2003) and depending upon the Company’s ability to recognize deferred tax assets which arose subsequent to the Effective Date, the Company’s effective tax rate for 2003 would likely be less than 38.1%.

Liquidity and Capital Resources

At June 30, 2003, we had a working capital deficit of $571,000 and unrestricted cash and cash equivalents of $10.3 million.

Net cash provided by operating activities was $4.4 million during the six months ended June 30, 2003. The primary sources were net income of $1.8 million and the $3.4 million adjustment for depreciation and amortization.

Net cash provided by investing activities was $2.0 million during the six months ended June 30, 2003. The source was the sale of properties for $2.6 million.

Net cash used in financing activities was $3.3 million during the six months ended June 30, 2003, all of which related to payments on long-term debt.

Related to the New Notes, in June 2003 the Company received a notice of default from the Trustee indicating that the Company failed to comply with a non-financial covenant under the Indentures pertaining to the New Notes that requires the Company to deliver an annual opinion stating that all filings, recordings or other actions that are necessary to maintain the Liens under the Collateral Documents (as such terms are defined under the Indentures pertaining to the New Notes) have been done, or that no such action is required. The Company has delivered the required annual opinions to the Trustee and has received notice from the Trustee that the Default referenced in the Notice has been cured.

In July 2003, the Company completed an open market purchase of a portion of the Company’s outstanding 10% Senior Secured Notes due 2009 and Junior Secured Notes due 2012. The transaction included the purchase of $147,889 principal amount of Senior Secured Notes and $34,178 principal amount of Junior Secured Notes (collectively, the “Purchased Notes”). Because the purchase of the Junior Notes is not permitted under the Indentures and constitutes a Default there under, and the purchase of the Senior Notes may not be permitted and could constitute Default there under, although this issue is not clear, the Company intends to cure the Default by reversing these transactions and selling the Purchased Notes. Failure to cure the Default under the Indentures could have a material adverse effect on the Company.

As of June 30, 2003, approximately $24.2 million of our indebtedness was secured by letters of credit issued by U.S. Bank which have termination dates prior to the maturity of the underlying debt. As such letters of credit expire, beginning in January 2004, we will need to obtain replacement letters of credit, post cash collateral or refinance the underlying debt. There can be no assurance that we will be able to procure replacement letters of credit from the same or other lending institutions, or that if available, such letters of credit would be on terms that are acceptable to us. In the event that we are unable to obtain a replacement letter of credit or provide alternate collateral prior to the expiration of any of these letters of credit, we would be in default on the underlying debt. Any such default could have a material adverse effect on the Company.

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

In May 2002, we amended our existing agreement with U.S. Bank, establishing new covenants, with which we were in compliance as of June 30, 2003. Failure to comply with these covenants would constitute an event of default, which would allow U.S. Bank to declare any amounts outstanding under the loan documents to be due and payable.

The Company leases 37 of its facilities, representing 1,426 units, from LTC Properties, Inc. In accordance with the Company’s plan of reorganization, effective January 1, 2002, the Company entered into a Master Lease Agreement with LTC under which 16 leases were consolidated. This Master Lease Agreement provides for aggregate rent reductions of $875,000 per year and restructures the provision related to minimum rent increases for the 16 properties for the initial remaining term. The Master Lease Agreement and other LTC lease agreements also provides LTC with the option to exercise certain remedies, including the termination of the Master Lease Agreement and the other LTC leases, upon the occurrence of an Event of Default. A change of control of the Company is deemed to be an Event of Default. A change of control is deemed to occur if, among other things, (i) any person, directly or indirectly, is or becomes the beneficial owner of thirty percent (30%) or more of the combined voting power of the Company’s outstanding voting securities, (ii) the stockholders approve under certain conditions a merger or consolidation of the Company with another corporation or entity, or (iii) the stockholders approve a plan of liquidation or sale of all or substantially all of the assets of the Company. If the surviving entity has a net worth of $75 million or more, the change of control does not constitute an Event of Default. In addition, there are cross default provisions in the LTC leases. At the same time that the Company entered into the Master Lease Agreement, it also amended 16 other leases with LTC under which the renewal rights of certain of those leases are tied together differently than previously with certain other leases. Below is summarized financial information for the 37 properties:

	Three months ended
(in thousands)
(unaudited)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2002	2002	2002	2002	2003	2003

Revenue	$7,873	$7,921	$8,315	$8,292	$8,448	$8,776
Residence operating expenses	5,182	5,214	5,432	5,493	5,469	5,442
Building rentals	2,120	2,120	2,120	2,120	2,149	2,149
Depreciation & amortization	2	5	10	13	15	17

Total operating expenses	7,304	7,339	7,562	7,626	7,633	7,608

Operating income	$569	$582	$753	$666	$815	$1,168

An Event of Default under the LTC leases including a change of control of the Company that resulted in the termination of the LTC leases would significantly impair the Company’s cash flow from operations and could have a material adverse effect on the Company.

Under the Senior Notes and Junior Notes the Company is required to make an offer (the “Change of Control Offer”) to repurchase the Senior Notes and the Junior Notes upon the occurrence of a change of control of the Company. A change of control as defined in the Indentures includes, among other things, the acquisition by any person or group of beneficial ownership greater than 50% of the total voting power of the common stock of the Company. The Change of Control Offer must be at a price equal to 101% of the principal amount of the Senior Notes and Junior Notes, together with accrued and unpaid interest. The occurrence of a change of control under the Indentures could have a material adverse effect on the Company.

Pursuant to Amendment No. 9 to Schedule 13D/A, dated June 13, 2003, filed on behalf of BRU Holdings Company, Inc., LLC, BET Associates, L.P., Bruce E. Toll and Jennifer Toll (the “Filing Persons”), the Filing Persons have indicated that they have acquired the Company’s securities for investment purposes but are currently re-evaluating their position and possible alternative future courses of action, including the possibility of seeking to acquire control of the Company, although no specific plan or proposal has been formulated. According to Amendment No. 10, to Schedule 13D/A, dated July 9, 2003, the Filing Persons have acquired 18.96% of the Company’s common stock. Based on a Form 4 filed by Bruce Toll on August 5, 2003, the Filing Persons now beneficially own 1,234,640 shares (19.2%) of the Company’s common stock.

Certain of our leases and loan agreements, including the LTC leases, contain covenants and cross-default provisions such that a default on one of those agreements could cause us to be in default on one or more other agreements which would have a material adverse effect on the Company.

Our ability to make payments on and to refinance any of our indebtedness, to satisfy our lease obligations and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Based upon our current level of operations, we believe that our current cash on hand and expected cash flow from operations are sufficient to meet our liquidity needs for at least the next twelve months.

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

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect our future results of operations and cash flows. We had variable rate debt of $67.2 million outstanding at June 30, 2003 with a weighted average interest rate of 5.6%, of which $43 million has an interest rate floor of 8.0%. Assuming that our balance of variable rate debt remains constant, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in net cash flows, of $242,000 until the interest rate floor is exceeded. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in net cash flows, of $242,000.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are involved from time to time in ordinary, routine or regulatory legal proceedings incidental to our business. As of August 14, 2003, we believe that such legal proceedings should not have a material adverse effect on our business.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual shareholder meeting was held on May 8, 2003. At this meeting the shareholders re-elected the seven current directors. The seven directors, along with the voting results are as follows:

	Number of shares	Number of shares
Name	voting for	withheld voting

W. Andrew Adams	5,112,905	1,216,181
Andre C. Dimitriadis	6,326,226	2,860
Richard C. Ladd	6,326,226	2,860
Mark Holliday	6,326,226	2,860
Matthew G. Patrick	6,326,226	2,860
Leonard M. Tannenbaum	5,112,905	1,216,181
Steven L. Vick	6,326,226	2,860

Item 6. Exhibits and Reports on Form 8-K

(a) The following documents are filed as part of this report:

Exhibit
Number
12	Ratio of Earnings to Fixed Charges

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We filed a report on Form 8-K on May 8, 2003 pursuant to Item 5 of Form 8-K announcing the Company’s termination of the sale of its South Carolina facilities.

We filed a report on Form 8-K on May 14, 2003 pursuant to Items 5 and 7 of Form 8-K announcing the Company’s financial results for the quarter ended March 31, 2003.

We filed a report on Form 8-K on June 25, 2003 pursuant to Item 5 of Form 8-K announcing the Company’s receipt of a Notice of Default from the Trustee under the Company’s Indentures.

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSISTED LIVING CONCEPTS, INC.
Registrant

	By:	/s/ Matthew Patrick

		Name:	Matthew Patrick
		Title:	Senior Vice President, Chief Financial Officer,
Secretary and Treasurer

August 14, 2003

	By:	/s/ Stephan M. Kearney

		Name:	Stephan M. Kearney
		Title:	Vice President, Controller and
Chief Accounting Officer

August 14, 2003

EXHIBIT INDEX

Exhibit
Number

12	Ratio of Earnings to Fixed Charges

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002