Form 10-Q
period 2003-09-30
ASSISTED LIVING CONCEPTS INC
filed 2003-11-14
CIK 929994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [   ]

     The Registrant had 6,432,091 shares of common stock, $.01 par value, outstanding at November 6, 2003.

ASSISTED LIVING CONCEPTS, INC.

FORM 10-Q
September 30, 2003

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ASSISTED LIVING CONCEPTS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

ASSETS

	December 31,	September 30,
	2002	2003

		(Unaudited)
Current assets:
Cash and cash equivalents	$7,165	$10,904
Cash restricted for resident security deposits	1,929	1,562
Accounts receivable, net of allowance for doubtful accounts of $230 at December 31, 2002 and $682 at September 30, 2003	2,715	3,783
Prepaid insurance	343	1,074
Prepaid expenses	991	1,001
Assets held for sale	9,727	—
Cash restricted for workers’ compensation claims	4,696	4,377
Other current assets	3,193	4,127

Total current assets	30,759	26,828
Restricted cash	5,315	1,010
Property and equipment, net	177,930	183,301
Deferred income taxes	—	1,673
Other assets, net	2,036	1,272

Total assets	$216,040	$214,084

	LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$769	$1,170
Accrued real estate taxes	4,836	4,750
Accrued interest expense	2,174	1,136
Accrued payroll expense	5,021	4,767
Other accrued expenses	5,718	6,539
Income taxes payable	—	1,827
Resident security deposits	1,991	1,400
Other current liabilities	976	772
Current portion of unfavorable lease adjustment	607	490
Current portion of long-term debt and capital lease obligations	11,521	2,860

Total current liabilities	33,613	25,711
Other liabilities	463	641
Unfavorable lease adjustment, net of current portion	2,508	2,449
Long-term debt and capital lease obligations, net of current portion	109,078	102,705
Senior and Junior Secured notes	41,993	50,100

Total liabilities	187,655	181,606
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 3,250,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; issued and outstanding 6,431,759 shares at December 31, 2002 and 6,432,091 shares at September 30, 2003 (68,241 shares to be issued upon settlement of pending claims)	65	65
Additional paid-in capital	32,734	34,057
Accumulated deficit	(4,414)	(1,644)

Total shareholders’ equity	28,385	32,478

Total liabilities and shareholders’ equity	$216,040	$214,084

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Revenue	$39,069	$42,443	$113,896	$125,519
Operating expenses:
Residence operating expenses	27,157	28,397	78,784	83,840
Corporate general and administrative	4,178	4,546	14,074	13,648
Building rentals	3,061	3,319	9,166	9,543
Depreciation and amortization	1,692	1,736	4,942	5,113

Total operating expenses	36,088	37,998	106,966	112,144

Operating income	2,981	4,445	6,930	13,375
Other income (expense):
Interest expense	(3,545)	(3,375)	(10,602)	(10,233)
Interest income	55	97	160	163
Other income (expense), net	14	—	36	(71)

Total other expense, net	(3,476)	(3,278)	(10,406)	(10,141)

Income (loss) before debt restructure, reorganization costs, and discontinued operations	(495)	1,167	(3,476)	3,234
Debt restructure and reorganization costs	(14)	—	(680)	—

Income (loss) from continuing operations before income taxes	(509)	1,167	(4,156)	3,234
Income tax expense	—	191	—	958

Income (loss) from continuing operations	(509)	976	(4,156)	2,276
Discontinued operations:
Income (loss) from operations (including gain and loss on sale of assets)	(54)	—	(486)	830
Income tax expense	—	—	—	336

Income (loss) from discontinued operations	(54)	—	(486)	494

Net income (loss)	$(563)	$976	$(4,642)	$2,770

Basic earnings per share:
Income (loss) from continuing operations	$(0.08)	$0.15	$(0.64)	$0.35
Income (loss) from discontinued operations	(0.01)	—	(0.07)	0.08

Net income (loss)	$(0.09)	$0.15	$(0.71)	$0.43

Diluted earnings per share:
Income (loss) from continuing operations	$(0.08)	$0.14	$(0.64)	$0.34
Income (loss) from discontinued operations	(0.01)	—	(0.07)	0.08

Net income (loss)	$(0.09)	$0.14	$(0.71)	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2002	2003

Operating Activities:
Net income (loss)	$(4,642)	$2,770
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,051	5,113
Stock-based compensation expense	—	163
Amortization of debt issuance costs	80	83
Amortization of fair value adjustment to building rentals	(511)	(176)
Amortization of fair market adjustment to long-term debt	320	306
Amortization of discount on long-term debt	328	424
Straight line adjustment to building rentals	282	90
Interest paid-in-kind	915	1,003
Provision for doubtful accounts	207	658
(Gain) loss on sale or disposal of assets	545	(833)
Changes in assets and liabilities:
Accounts receivable	(296)	(1,726)
Prepaid expenses	(584)	(741)
Other current assets	225	(39)
Other assets	(80)	(216)
Accounts payable	(371)	401
Accrued expenses	(1,502)	(555)
Other liabilities	(82)	607

Net cash provided by (used in) operating activities	(115)	7,332
Investing Activities:
Decrease (increase) in restricted cash	(2,263)	4,991
Purchases of property and equipment	(2,207)	(2,493)
Sales of properties	—	2,569

Net cash provided by (used in) investing activities	(4,470)	5,067
Financing Activities:
Proceeds from long-term debt	3,508	—
Payments on long-term debt and capital lease obligations	(1,948)	(8,660)
Debt issuance costs	(79)	—

Net cash provided by (used in) financing activities	1,481	(8,660)

Net increase (decrease) in cash and cash equivalents	(3,104)	3,739
Cash and cash equivalents, beginning of period	6,077	7,165

Cash and cash equivalents, end of period	$2,973	$10,904

Supplemental disclosure of cash flow information:
Cash payments for interest	$8,472	$9,880

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

2. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company without audit and in the opinion of management include all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results of operations for each of the three and nine month periods ended September 30, 2002 and 2003, pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading.

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results for a full year.

The results of operations for the three and nine month periods ended September 30, 2002 and 2003 reflect the continuing operations of 177 residences. Results of operations for five residences sold on September 30, 2002 and two residences sold in March 2003 are included in discontinued operations in the accompanying financial statements. (See Note 5).

3. Long-Term Debt

As of December 31, 2002 and September 30, 2003, long-term debt consists of the following (in thousands):

	December 31, 2002		September 30, 2003

	Carrying	Principal	Carrying	Principal
	Amount	Amount	Amount	Amount

Trust Deed Notes, payable to the State of Oregon Housing and Community Services Department (OHCS) due 2028	$9,688	$9,585	$9,553	$9,456
Variable Rate Multifamily Revenue Bonds, payable to the Washington State Housing Finance Commission Department due 2028	7,217	7,295	7,221	7,295
Variable Rate Demand Housing Revenue Bonds, Series 1997, payable to the Idaho Housing and Finance Association due 2017	6,277	6,345	5,995	6,060
Variable Rate Demand Housing Revenue Bonds, Series A-1 and A-2 payable to the State of Ohio Housing Finance Agency due 2018	11,451	11,575	9,987	10,105
Housing and Urban Development Insured Mortgages due 2035	7,329	7,410	7,287	7,372
New Senior Secured Notes due 2009	35,750	35,750	34,350	34,350
New Junior Secured Notes due 2012	13,925	16,225	15,750	17,497
Mortgages payable due 2008	27,995	27,948	27,542	27,534
G.E. Capital (Previously Heller Healthcare Finance, Inc.) Credit Facility due 2005	42,691	43,516	37,980	38,496
Capital lease obligations	269	269	—	—

Total long-term debt	162,592	$165,918	155,665	$158,165

Less current portion	11,521		2,860

Long-term debt	$151,071		$152,805

The Trust Deed Notes payable to OHCS are secured by buildings, land, furniture and fixtures of six Oregon residences. The notes are payable in monthly installments including interest at effective rates ranging from 7.375% to 9.0%.

The Variable Rate Multifamily Revenue Bonds are payable to the Washington State Housing Finance Commission Department and at September 30, 2003 are secured by a $7.4 million letter of credit and by buildings, land, furniture and fixtures of the five Washington residences and had an interest rate of 1.2% at September 30, 2003. The letter of credit expires in January 2005 and had an annual fee of 2.0% at September 30, 2003.

The Variable Rate Demand Housing Revenue Bonds, Series 1997 are payable to the State of Idaho Housing and Finance Association and at September 30, 2003 are secured by a $6.2 million letter of credit and by buildings, land, furniture and fixtures of four Idaho residences and had an interest rate of 1.2% at September 30, 2003. The letter of credit expires in January 2005 and had an annual fee of 2.0% at September 30, 2003.

The Variable Rate Demand Housing Revenue Bonds are payable to the State of Ohio Housing Finance Agency (“OHFA”) and at September 30, 2003 are secured by a $10.3 million letter of credit and by buildings, land, furniture and fixtures of six Ohio residences and had an interest rate of 1.2% at September 30, 2003. The letter of credit expires in January 2005 and had an annual fee of 2.0% at September 30, 2003.

At September 30, 2003, mortgage loans include three fixed rate loans secured by seven Texas residences, three Oregon residences and three New Jersey residences. These loans collectively require monthly principal and interest payments of $230,000, with balloon payments of $11.8 million, $5.3 million and $7.2 million due at maturity in May 2008, August 2008 and September 2008, respectively. These loans bear fixed interest rates from 7.58% to 8.79%.

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

On January 1, 2002 the Debtors emerged from the proceedings under Chapter 11 of the Bankruptcy Code. The Company’s Plan of reorganization included the issuance of $40.25 million aggregate principal amount of seven-year secured notes (the “New Senior Secured Notes”), bearing interest at 10% per annum, payable semi-annually in arrears, and $15.25 million aggregate principal amount of ten-year secured notes (the “New Junior Secured Notes” and collectively with the New Senior Secured Notes, the “New Notes”), bearing interest payable in additional New Junior Secured Notes for three years at 8% per annum and thereafter payable in cash at 12% per annum, payable semi-annually in arrears. The New Junior Secured Notes were issued at a discount of $2.6 million. The discount is being amortized over the life of the New Junior Secured Notes using the effective interest method. The New Notes are secured by 51 properties as of September 30, 2003.

In July 2003, the Company completed an open market purchase of a portion of the Company’s outstanding 10% Senior Secured Notes due 2009 and Junior Secured Notes due 2012. The transaction included the purchase of $147,889 principal amount of Senior Secured Notes and $34,178 principal amount of Junior Secured Notes (collectively, the “Purchased Notes”). Because the purchase of the Junior Notes is not permitted under the Indentures and constitutes a Default there under, and the purchase of the Senior Notes may not be permitted and could constitute Default there under, although this issue is not clear, the Company cancelled the purchase transaction with the seller in September 2003.

As of the Effective Date, the Successor Company revalued its long-term debt in conjunction with the implementation of fresh-start reporting. At December 31, 2001, an adjustment of $3.1 million was recorded to reduce long-term debt to its fair market value. Amortization of this adjustment is computed using the straight-line method over the individual loan life.

As of September 30, 2003, the following periodic principal payments are required (in thousands):

October 1, 2003 through December 31, 2003	$720
2004	2,942
2005	39,462
2006	2,258
2007	2,408
Thereafter	110,375

Total	$158,165

The Company has a series of reimbursement agreements with U.S. Bank for letters of credit that secure certain Revenue bonds payable, which total approximately $23.9 million as of September 30, 2003. An amendment to these agreements signed in September 2003 released $4.3 million of previously restricted cash to the Company, extended the expiration of the letters of credit to January 2005, amended the annual fees to be 2% of the stated amount of the letters of credit, and set in place new financial covenants. The Company was in compliance with these new covenants at September 30, 2003. Failure to comply with these covenants would constitute an event of default, which would allow U.S. Bank to declare any amounts outstanding under the loan documents to be due and payable.

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

4. Income Taxes

The Company anticipates taxable income for financial reporting purposes for the year ending December 31, 2003, and accordingly, has provided for federal and state income taxes on income from continuing operations and discontinued operations for the nine months ended September 30, 2003. The Company has recorded such income tax expense at the rate of 31.8% for the nine months ended September 30, 2003.

The provision for income taxes differs from the applicable U.S. statutory federal rate as a result of the following items:

Statutory federal income tax rate	34.0%
State income taxes, net of federal benefit	5.4%
Non-deductible expenses	0.7%
Reduction of valuation allowance	(8.3)%

Effective tax rate	31.8%

For the three months ended September 30, 2003, the company recorded income tax expense at the rate of 31.8%, less the effect of the change in the estimate from the six months ended June 30, 2003. The change in the estimate for the six months ended June 30, 2003 was a reduction of income tax expense of $180,000, resulting primarily from anticipation of utilization of net operating loss (NOL) carry-forwards.

At December 31, 2001, the Company had approximately $94 million of NOL carry-forwards, which will expire between 2009 and 2021. These NOL carry-forwards have been reduced to approximately $16 million as a result of the discharge and cancellation of certain pre-petition liabilities under the Plan. The reduction of the NOL carry-forwards was effective on the date the liabilities were discharged.

The NOL carry-forwards remaining after the application of the cancellation of indebtedness provisions are subject to certain provisions of the Internal Revenue Code, which restricts the utilization of such NOL carry-forwards. In addition, any net unrealized built-in losses resulting from the excess of tax basis over the carrying value of the Company’s assets (primarily property and equipment) as of the Effective Date, which are recognized within five years are also subject to these provisions. Section 382 of the Internal Revenue Code imposes limitations on the utilization of the NOL carry-forwards and built-in losses after certain changes of ownership of a loss company. The Company is deemed to be a loss company for these purposes. Under these provisions, the Company’s ability to utilize these NOL carry-forwards and built-in losses in the future will generally be subject to an annual limitation of approximately $1.6 million (the “Annual Limitation”). There can be no assurance that the Company will be able to utilize these pre-change NOL carry-forwards or built-in losses and therefore, the Company established a 100 percent valuation allowance as of the Effective Date. Pursuant to SOP 90-7, the income tax benefit, if any, of the future realization of these NOL carry-forwards and built-in losses will be recorded as an adjustment to additional paid-in capital.

For the year ended December 31, 2002, the Annual Limitation was not utilized since the Company incurred a loss for financial statement purposes. A 100 percent valuation allowance of approximately $45.0 million was recorded to offset the associated net deferred tax asset as of December 31, 2002. For the full fiscal year ending December 31, 2003, the Company anticipates utilizing the 2003 Annual Limitation as well as the unused 2002 Annual Limitation.

5. Discontinued Operations

During March 2003, the Company sold one residence in Ohio and one residence in Indiana. The total sales price for these residences was $2.6 million, and the Company recognized a gain from these sales of $899,000.

In accordance with SFAS No. 144, the results of operations and the gain and losses from sales have been included in “Income (loss) from discontinued operations” in the accompanying financial statements for the three and nine-month periods ended September 30, 2002 and 2003.

On September 30, 2002 the Company completed the sale of four Florida residences and one Georgia residence. Consequently, the results of operations for these residences are included in “Income (loss) from discontinued operations” in the accompanying financial statements for the three and nine-month periods ended September 30, 2002.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Net income (loss), as reported	$(563)	$976	$(4,642)	$2,770
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	46	—	108
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards granted, net of related tax effects	(41)	(53)	(54)	(129)

Pro forma net income (loss)	$(604)	$969	$(4,696)	$2,749

Net income (loss) per share:
Basic — as reported	$(0.09)	$0.15	$(0.71)	$0.43
Basic — pro forma	$(0.09)	$0.15	$(0.72)	$0.42
Diluted — as reported	$(0.09)	$0.14	$(0.71)	$0.42
Diluted — pro forma	$(0.09)	$0.14	$(0.72)	$0.41

7. Income (Loss) Per Share

The weighted average common shares used for basic net income (loss) per common share were 6,500,000 for the three and nine month periods ended September 30, 2002 and 2003. The effect of dilutive stock options using the treasury stock method added 263,444 shares for the three month period ended September 30, 2003 and 131,169 shares for the nine month period ended September 30, 2003. The effect of options for the three and nine month periods ended September 30, 2002 is not considered since their effect is antidilutive.

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

ASSISTED LIVING CONCEPTS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2003
(in thousands, except share amounts)
(unaudited)

		Wholly-Owned Subsidiaries

		ALC			Non-
		Indiana,	Carriage		Participating	Consolidating	Consolidated
	ALC, Inc.	Inc.	House	HCI	Subsidiaries	Adjustments	Total

ASSETS
Current Assets:
Cash and cash equivalents	$10,904	$—	$—	$—	$—	$—	$10,904
Cash restricted for resident security deposits	1,562	—	—	—	—	—	1,562
Accounts receivable, net of allowance for doubtful accounts	3,510	—	—	—	273	—	3,783
Prepaid insurance	1,074	—	—	—	—	—	1,074
Prepaid expenses	923	—	—	—	78	—	1,001
Cash restricted for workers’ compensation claims	4,377	—	—	—	—	—	4,377
Other current assets	1,652	—	—	—	2,475	—	4,127

Total current assets	24,002	—	—	—	2,826	—	26,828
Restricted cash	1,010	—	—	—	—	—	1,010
Receivable (payable) from subsidiaries/ parent	(3,622)	5,498	(925)	3,309	(4,260)	—	—
Property and equipment, net	85,655	12,365	3,465	4,082	77,734	—	183,301
Investment in subsidiaries	28,255	—	—	—	—	(28,255)	—
Deferred income taxes	1,673	—	—	—	—	—	1,673
Other assets, net	1,271	—	—	—	1	—	1,272

Total assets	$138,244	$17,863	$2,540	$7,391	$76,301	$(28,255)	$214,084

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,067	$—	$—	$—	$103	$—	$1,170
Accrued real estate taxes	2,938	491	178	125	1,018	—	4,750
Accrued interest expense	964	—	—	—	172	—	1,136
Accrued payroll expense	4,694	—	—	—	73	—	4,767
Other accrued expenses	6,533	—	—	—	6	—	6,539
Resident security deposits	1,274	—	—	—	126	—	1,400
Other current liabilities	2,202	369	—	—	28	—	2,599
Current portion of unfavorable lease adjustment	424	—	66	—	—	—	490
Current portion of long-term debt and capital lease obligation, net of current portion	1,299	—	—	—	1,561	—	2,860

Total current liabilities	21,395	860	244	125	3,087	—	25,711
Other liabilities	601	—	40	—	—	—	641
Unfavorable lease adjustment	2,041	—	340	—	68	—	2,449
Long-term debt and capital lease obligation	81,556	—	—	—	71,249	—	152,805

Total liabilities	105,593	860	624	125	74,404	—	181,606

Shareholders’ equity:
Common stock	65	16,342	—	—	—	(16,342)	65
Additional paid-in capital	34,230	—	2,549	7,365	5,667	(15,754)	34,057
Accumulated deficit	(1,644)	661	(633)	(99)	(3,770)	3,841	(1,644)

Total shareholders’ equity	32,651	17,003	1,916	7,266	1,897	(28,255)	32,478

Total liabilities and shareholders’ equity	$138,244	$17,863	$2,540	$7,391	$76,301	$(28,255)	$214,084

ASSISTED LIVING CONCEPTS, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2002
(in thousands, except share amounts)

		Wholly-Owned Subsidiaries

					Non-
		ALC	Carriage		Participating	Consolidating	Consolidated
	ALC, Inc.	Indiana, Inc.	House	HCI	Subsidiaries	Adjustments	Total

	ASSETS
Current Assets:
Cash and cash equivalents	$7,165	$—	$—	$—	$—	$—	$7,165
Cash restricted for resident security deposits	1,929	—	—	—	—	—	1,929
Accounts receivable, net of allowance for doubtful accounts	2,446	—	—	3	266	—	2,715
Prepaid insurance	343	—	—	—	—	—	343
Prepaid expenses	946	—	—	—	45	—	991
Assets held for sale	9,727	—	—	—	—	—	9,727
Cash restricted for workers’ compensation claims	4,696	—	—	—	—	—	4,696
Other current assets	1,199	—	—	3	1,991	—	3,193

Total current assets	28,451	—	—	6	2,302	—	30,759
Restricted cash	5,315	—	—	—	—	—	5,315
Receivable from subsidiaries/parent	(6,489)	6,454	(1,236)	2,780	(1,509)	—	—
Property and equipment, net	81,328	12,565	3,558	4,176	76,303	—	177,930
Investment in subsidiaries	27,632	—	—	—	—	(27,632)	—
Deferred income taxes	—	—	—	—	—	—	—
Other assets, net	1,635	—	—	—	401	—	2,036

Total assets	$137,872	$19,019	$2,322	$6,962	$77,497	$(27,632)	$216,040

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$234	$—	$—	$1	$534	$—	$769
Accrued real estate taxes	2,830	285	234	71	1,416	—	4,836
Accrued interest expense	2,147	—	—	—	27	—	2,174
Accrued payroll expense	4,960	—	—	—	61	—	5,021
Other accrued expenses	5,669	—	—	—	49	—	5,718
Resident security deposits	1,779	—	—	(1)	213	—	1,991
Other current liabilities	976	—	—	—	—	—	976
Current portion of unfavorable lease adjustment	525	—	82	—	—	—	607
Current portion of long-term debt and capital lease obligation	8,817	—	—	—	2,704	—	11,521

Total current liabilities	27,937	285	316	71	5,004	—	33,613
Other liabilities	430	—	33	—	—	—	463
Unfavorable lease adjustment, net of current portion	2,095	—	347	—	66	—	2,508
Long-term debt and capital lease obligation, net of current portion	78,852	—	—	—	72,219	—	151,071

Total liabilities	109,314	285	696	71	77,289	—	187,655

Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—	—
Common stock	65	16,342	—	—	—	(16,342)	65
Additional paid-in capital	32,907	—	2,548	7,365	5,667	(15,753)	32,734
Accumulated deficit	(4,414)	2,392	(922)	(474)	(5,459)	4,463	(4,414)

Total shareholders’ equity	28,558	18,734	1,626	6,891	208	(27,632)	28,385

Total liabilities and shareholders’ equity	$137,872	$19,019	$2,322	$6,962	$77,497	$(27,632)	$216,040

ASSISTED LIVING CONCEPTS, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2003
(in thousands)
(unaudited)

	Wholly-Owned Subsidiaries

		ALC			Non-
		Indiana,	Carriage		participating	Consolidated
	ALC,Inc.	Inc.	House	HCI	Subsidiaries	Total

Revenue	$114,239	$—	$—	$—	$11,280	$125,519
Operating expenses:
Residence operating expenses	75,142	284	189	—	8,225	83,840
Corporate general and administrative	13,648	—	—	—	—	13,648
Building rentals	8,845	—	698	—	—	9,543
Depreciation and amortization	2,576	306	103	99	2,029	5,113

Total operating expenses	100,211	590	990	99	10,254	112,144

Operating income (loss)	14,028	(590)	(990)	(99)	1,026	13,375

Other income (expense):
Interest expense	(5,246)	—	—	—	(4,987)	(10,233)
Interest income	163	—	—	—	—	163
Management fee income (expense)	(548)	—	357	—	191	—
Lease income (expense)	(1,620)	1,620	—	—	—	—
Other expense, net	(71)	—	—	—	—	(71)

Total other expense, net	(7,322)	1,620	357	—	(4,796)	(10,141)

Income (loss) from continuing operations before income taxes	6,706	1,030	(633)	(99)	(3,770)	3,234
Income tax expense	589	369	—	—	—	958

Income (loss) from continuing operations	6,117	661	(633)	(99)	(3,770)	2,276
Income (loss) from discontinued operations (including gain on sale of assets)	830	—	—	—	—	830
Income tax expense	336	—	—	—	—	336

Income from discontinued operations	494	—	—	—	—	494

Net income (loss)	$6,611	$661	$(633)	$(99)	$(3,770)	$2,770

ASSISTED LIVING CONCEPTS, INC

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2002
(in thousands)
(unaudited)

		Wholly-Owned Subsidiaries

		ALC			Non-
		Indiana,	Carriage		Participating	Consolidated
	ALC, Inc.	Inc.	House	HCI	Subsidiaries	Total

Revenue	$104,130	$—	$—	$—	$9,766	$113,896
Operating expenses:
Residence operating expenses	70,923	222	179	—	7,460	78,784
Corporate general and administrative	14,074	—	—	—	—	14,074
Building rentals	8,509	—	657	—	—	9,166
Depreciation and amortization	2,496	300	97	98	1,951	4,942

Total operating expenses	96,002	522	933	98	9,411	106,966

Operating income (loss)	8,128	(522)	(933)	(98)	355	6,930
Other income (expense):
Interest expense	(5,622)	—	—	—	(4,980)	(10,602)
Interest income	160	—	—	—	—	160
Management fee income (expense)	371	—	(230)	—	(141)	—
Lease income (expense)	(1,620)	1,620	—	—	—	—
Other income, net	36	—	—	—	—	36

Total other income (expense), net	(6,675)	1,620	(230)	—	(5,121)	(10,406)

Income (loss) before debt restructure, and reorganization cost, and discontinued operations	1,453	1,098	(1,163)	(98)	(4,766)	(3,476)
Debt restructure and reorganization costs	(680)	—	—	—	—	(680)

Income (loss) from continuing operations	773	1,098	(1,163)	(98)	(4,766)	(4,156)
Income (loss) from discontinued operations	(355)	—	—	(450)	319	(486)

Net income (loss)	$418	$1,098	$(1,163)	$(548)	$(4,447)	$(4,642)

ASSISTED LIVING CONCEPTS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine months ended September 30, 2003
(in thousands)
(unaudited)

		Wholly-Owned Subsidiaries

		ALC			Non-
		Indiana,	Carriage		Participating	Consolidated
	ALC, Inc.	Inc.	House	HCI	Subsidiaries	Total

Operating Activities:
Net income	$6,611	$661	$(633)	$(99)	$(3,770)	$2,770
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,576	306	103	99	2,029	5,113
Stock-based compensation expense	163	—	—	—	—	163
Amortization of deferred financing fees	83	—	—	—	—	83
Amortization of fair value adjustment to building rentals	(153)	—	(23)	—	—	(176)
Amortization of fair market adjustment to debt	7	—	—	—	299	306
Amortization of note discount	424	—	—	—	—	424
Straight-line adjustment to building rentals	90	—	—	—	—	90
Interest paid-in-kind	1,003	—	—	—	—	1,003
Provision for doubtful accounts	625	—	—	—	33	658
Gain on sale of assets	(833)	—	—	—	—	(833)
Changes in assets and liabilities:
Receivable (payable) from subsidiaries/ parent	(2,879)	(1,436)	612	(55)	3,758	—
Accounts receivable	(1,722)	—	—	3	(7)	(1,726)
Prepaid expenses	(708)	—	—	—	(33)	(741)
Other current assets	442	—	—	3	(484)	(39)
Other assets	(616)	—	—	—	400	(216)
Accounts payable	833	—	—	(1)	(431)	401
Accrued expenses	(475)	206	(56)	55	(285)	(555)
Other liabilities	203	369	7	—	28	607

Net cash provided by operating activities	5,674	106	10	5	1,537	7,332
Investing Activities:
Collections of restricted cash, net	4,991	—	—	—	—	4,991
Purchases of property and equipment	(1,805)	(106)	(10)	(5)	(567)	(2,493)
Sale of properties	2,569	—	—	—	—	2,569

Net cash provided by (used in) investing activities	5,755	(106)	(10)	(5)	(567)	5,067
Financing Activities:
Payments on long-term debt and capital lease obligation	(7,690)	—	—	—	(970)	(8,660)

Net cash used in financing activities	(7,690)	—	—	—	(970)	(8,660)

Net increase in cash and cash equivalents	3,739	—	—	—	—	3,739
Cash and cash equivalents, beginning of period	7,165	—	—	—	—	7,165

Cash and cash equivalents, end of period	$10,904	$—	$—	$—	$—	$10,904

ASSISTED LIVING CONCEPTS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine months ended September 30, 2002
(in thousands)
(unaudited)

		Wholly-Owned Subsidiaries

		ALC			Non-
		Indiana,	Carriage		Participating	Consolidated
	ALC, Inc.	Inc	House	HCI	Subsidiaries	Total

Operating Activities:
Net loss	$418	$1,098	$(1,163)	$(548)	$(4,447)	$(4,642)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,434	300	97	239	1,981	5,051
Amortization of deferred financing fees	80	—	—	—	—	80
Amortization of fair value adjustment to building rentals	(443)	—	(68)	—	—	(511)
Amortization of fair market adjustment of debt	320	—	—	—	—	320
Amortization of note discount	328	—	—	—	—	328
Straight-line adjustment to building rentals	282	—	—	—	—	282
Interest paid-in-kind	915	—	—	—	—	915
Provision for doubtful accounts	207	—	—	—	—	207
Loss on sale of assets	286	—	—	468	(209)	545
Changes in assets and liabilities:
Receivable (payable) from subsidiaries/parent	(2,255)	1,877	1,267	(1,960)	1,071	—
Accounts receivable	(299)	—	—	8	(5)	(296)
Prepaid expenses	(627)	—	—	—	43	(584)
Other current assets	599	—	—	17	(391)	225
Other assets	(2,025)	—	—	1,810	135	(80)
Accounts payable	(199)	—	—	(4)	(168)	(371)
Accrued expenses	2,187	(3,198)	(54)	(1)	(436)	(1,502)
Other current liabilities	(71)	—	—	(11)	—	(82)
Other liabilities	826	(30)	25	(18)	(803)	—

Net cash provided by (used in) operating activities	2,963	47	104	—	(3,229)	(115)

Investing Activities:
Decrease/increase in restricted cash	(2,263)	—	—	—	—	(2,263)
Purchases of property and equipment	1,628	(47)	(104)	—	(3,684)	(2,207)

Net cash used in investing activities	(635)	(47)	(104)	—	(3,684)	(4,470)
Financing Activities:
Proceeds from long-term debt	(3,405)	—	—	—	6,913	3,508
Payments on long-term debt and capital lease obligation	(1,948)	—	—	—	—	(1,948)
Debt issuance costs of offerings and long-term debt	(79)	—	—	—	—	(79)

Net cash provided by (used in) financing activities	(5,432)	—	—	—	6,913	1,481

Net decrease in cash and cash equivalents	(3,104)	—	—	—	—	(3,104)
Cash and cash equivalents, beginning of period	6,077	—	—	—	—	6,077

Cash and cash equivalents, end of period	$2,973	$—	$—	$—	$—	$2,973

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q may be deemed to constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, statements containing the words “will,” “believes,” “anticipates,” “estimates,” “intends,” “expects,” “should,” “could,” and words of similar import, are forward looking statements. These forward-looking statements may be affected by risks and uncertainties, including without limitation (i) our ability to control costs and improve operating margins, (ii) our ability to increase occupancy, (iii) our ability to increase our revenue at a pace which exceeds expense inflation, (iv) our ability to operate our residences in compliance with evolving regulatory requirements, (v) the degree to which our future operating results and financial condition may be affected by a reduction in Medicaid reimbursement rates, and (vi) our ability to extend or renegotiate our current debt agreements. In light of such risks and uncertainties, our actual results could differ materially from such forward-looking statements. Except as may be required by law, we do not undertake any obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

References in this section to “ALC,” the “Company,” “us” or “we” refer to Assisted Living Concepts, Inc. and its wholly owned subsidiaries.

General

We operate, own and lease free-standing assisted living residences. These residences are primarily located in small, middle-market, rural and suburban communities with a population typically ranging from 10,000 to 40,000. As of September 30, 2003, we had operations in 14 states.

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

As of September 30, 2003, we operated 177 assisted living residences (6,838 units), of which we owned 122 residences (4,733 units) and leased 55 residences (2,105 units).

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Revenue	100.0	100.0	100.0	100.0
Operating expenses:
Residence operating expenses	69.5	66.9	69.2	66.8
Corporate general and administrative	10.7	10.7	12.4	10.9
Building rentals	7.9	7.8	8.1	7.5
Depreciation and amortization	4.3	4.1	4.2	4.1

Total operating expenses	92.4	89.5	93.9	89.3

Operating income	7.6	10.5	6.1	10.7
Other income (expense):
Interest expense	(9.1)	(8.0)	(9.4)	(8.1)
Interest income	0.2	0.2	0.2	0.1
Other income, net	0.0	—	0.0	(0.1)

Total other expense, net	(8.9)	(7.8)	(9.2)	(8.1)
Income (loss) before debt restructure, reorganization costs, and discontinued operations	(1.3)	2.7	(3.1)	2.6
Debt restructure and reorganization costs	(0.0)	—	(0.5)	—

Income (loss) from continuing operations before income taxes	(1.3)	2.7	(3.6)	2.6
Income tax expense	—	0.4	—	0.8

Income (loss) from continuing operations	(1.3)	2.3	(3.6)	1.8
Discontinued operations:
Income (loss) from operations (including gain on sale of assets)	(0.1)	—	(0.5)	0.7
Income tax expense	—	—	—	0.3

Income (loss) from discontinued operations	(0.1)	—	(0.5)	0.4

Net income (loss)	(1.4)	2.3	(4.1)	2.2

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Other Data Relating to Continuing Operations:
Residences operated (end of period)	177	177	177	177
Units operated (end of period)	6,847	6,838	6,847	6,838
Average occupancy rate (based on occupied units)	85.8%	88.4%	84.9%	88.1%
Average monthly rental rate	$2,180	$2,310	$2,153	$2,282
Sources of revenue:
Medicaid state paid portion	13.1%	14.0%	12.6%	13.4%
Medicaid resident paid portion	8.0%	9.1%	7.7%	8.7%
Private resident paid portion	78.9%	76.9%	79.7%	77.9%

Total	100.0%	100.0%	100.0%	100.0%

Three months ended September 30, 2003 compared to three months ended September 30, 2002:

The Company recorded net income of $1.0 million on revenues of $42.4 million for the three months ended September 30, 2003 (the “September 2003 Quarter”) compared to a net loss of $563,000 on revenues of $39.1 million for the three months ended September 30, 2002 (the “September 2002 Quarter”).

Revenues increased $3.4 million for the September 2003 Quarter compared to the September 2002 Quarter primarily due to an increase in average occupancy percentage of approximately 2.6% and an increase in average rental rate received from residents of approximately $130 per month. In March 2003 the Company instituted a rent increase in all its residences.

Residence operating expenses increased $1.2 million for the September 2003 Quarter compared to the September 2002 Quarter but decreased as a percentage of revenue from 69.5% to 66.9%. Of the increase, $929,000 is attributable to an increase in payroll expenses, which decreased slightly as a percentage of revenue. The increase in payroll is primarily due to an increase in benefits and workers’ compensation expense, additional personnel, and increased salaries and wages, including expenses related to employee incentives. An increase in utilities expense of $329,000 in addition to less significant increases in other expense categories comprise the remaining increase in residence operating expenses from the September 2002 Quarter to the September 2003 Quarter. These increases were offset primarily by a decrease of $284,000 in maintenance costs, and less significant decreases in other expense categories.

Corporate, general and administrative expenses increased $368,000 for the September 2003 Quarter compared to the September 2002 Quarter and remained constant as a percentage of revenue at 10.7%. This increase is primarily related to $517,000 of bonus expense, $252,000 of legal fees, and other less significant increases. These increases were offset by less significant decreases in other corporate overhead items.

Building rentals increased $258,000, or 8.4%, for the September 2003 Quarter compared to the September 2002 Quarter and decreased as a percentage of revenue from 7.9% to 7.8%.

Depreciation and amortization expense increased by $44,000 for the September 2003 Quarter compared to the September 2002 Quarter.

Interest expense decreased $170,000 for the September 2003 Quarter compared to the September 2002 Quarter. The decrease is primarily due to the overall reduction of indebtedness.

The provision for income tax expense was $191,000 for the September 2003 Quarter. The Company anticipates taxable income for financial reporting purposes for the year ending December 31, 2003, and accordingly, has provided for federal and state income taxes on income from continuing operations and discontinued operations for the three months ended September 30, 2003. The Company has recorded such income tax expense at the rate of 31.8%, the estimated effective tax rate for the nine months ended September 30, less the effect of the change in the estimate from the six months ended June 30, 2003. The change in the estimate for the six months ended June 30, 2003 was a reduction of income tax expense of $180,000, resulting primarily from anticipation of utilization of net operating loss (NOL) carry-forwards. For income tax return purposes the Company anticipates any taxable income generated for the year ending December 31, 2003 will be offset in total by NOL carry-forwards.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002:

The Company recorded net income of $2.8 million on revenues of $125.5 million for the nine months ended September 30, 2003 compared to a net loss of $4.6 million on revenues of $113.9 million for the nine months ended September 30, 2002.

Revenues increased $11.6 million for the nine months ended September 2003 compared to the nine months ended September 2002 primarily due to an increase in average occupancy percentage of approximately 3.2% and an increase in average rental rate received from residents of approximately $129 per month. In March 2003 the Company instituted a rent increase in all its residences.

Residence operating expenses increased $5.1 million for the nine months ended September 2003 compared to the nine months ended September 2002 but decreased as a percentage of revenue from 69.2% to 66.8%. Of the increase, $3.4 million is attributable to an increase in payroll expenses, which decreased slightly as a percentage of revenue. The increase in payroll is primarily due to an increase in benefits and workers’ compensation expense, additional personnel, and increased salaries and wages, including expenses related to employee incentives. An increase in utilities expense of $1.3 million in addition to less significant increases in other expense categories comprise the remaining increase in residence operating expenses from the nine months ended September 2002 to the nine months ended September 2003. These increases were offset primarily by a decrease of $374,000 in maintenance costs and less significant decreases in other expense categories.

Corporate, general and administrative expenses decreased $426,000 for the nine months ended September 2003 compared to the nine months ended September 2002 and decreased as a percentage of revenue from 12.4% to 10.9%. This decrease is primarily related to $768,000 of severance expenses incurred in the nine months ended September 2002 related to management changes. The Company incurred no significant severance expenses during the nine months ended September 2003. Also contributing to the decrease in administrative expenses was a $399,000 decrease in travel related expenses from the nine months ended September 2002 to the nine months ended September 2003. These expenses decreased primarily due to the completion of the corporate office relocation to Dallas, Texas in May 2003 and the corporate office’s new facilities being more centrally located to the Company’s residences. These decreases were offset primarily by increases from the nine months ended September 2002 to the nine months ended September 2003 in bonus expenses of $725,000 and other employee incentives and hiring expenses.

Building rentals increased $377,000, or 4.1%, for the nine months ended September 2003 compared to the nine months ended September 2002 and decreased as a percentage of revenue from 8.1% to 7.5%.

Depreciation and amortization expense increased by $171,000 for the nine months ended September 2003 compared to the nine months ended September 2002.

Interest expense decreased $369,000 for the nine months ended September 2003 compared to the nine months ended September 2002. The decrease is primarily due to the overall reduction of indebtedness.

Debt restructure and reorganization costs were $680,000 for the nine months ended September 2002. These were professional fees, including legal and investment advisory fees, related to the Company’s Plan of Reorganization, which became effective January 1, 2002. The Company did not incur these expenses in the nine months ended September 2003.

Results from discontinued operations during the nine months ended September 2002 include results of operations, sales-related expenses from residences that were subsequently sold and gains and/or losses related to those sales. The results from discontinued operations during the nine months ended September 2003 include results of operations, sales-related expenses from residences that were sold during March 2003, and gains and/or losses related to those sales.

Income tax expense was $1.3 million for the nine months ended September 2003. The Company anticipates taxable income for financial reporting purposes for the year ending December 31, 2003, and accordingly, has provided for federal and state income taxes on income from continuing operations and discontinued operations for the nine months ended September 30, 2003. The Company has recorded such income tax expense at the rate of 31.8%. For income tax return purposes the Company anticipates any taxable income generated for the year ending December 31, 2003 will be offset in total by NOL carry-forwards.

Liquidity and Capital Resources

At September 30, 2003, we had working capital of $1.1 million and unrestricted cash and cash equivalents of $10.9 million.

Net cash provided by operating activities was $7.3 million during the nine months ended September 30, 2003. The primary sources were net income of $2.8 million and $5.1 million for depreciation and amortization.

Net cash provided by investing activities was $5.1 million during the nine months ended September 30, 2003. The primary sources were the release of $4.3 million of restricted cash related to the amended agreements with U.S. Bank (see below) and the sale of properties for $2.6 million. These sources were offset by purchases of property and equipment totaling $2.5 million.

Net cash used in financing activities was $8.7 million during the nine months ended September 30, 2003, all of which related to payments on long-term debt. Of this amount, $4.3 million released from U.S. Bank (see below) was used to partially pay down the amount outstanding on the G.E. Capital Credit Facility.

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

In July 2003, the Company completed an open market purchase of a portion of the Company’s outstanding 10% Senior Secured Notes due 2009 and Junior Secured Notes due 2012. The transaction included the purchase of $147,889 principal amount of Senior Secured Notes and $34,178 principal amount of Junior Secured Notes (collectively, the “Purchased Notes”). Because the purchase of the Junior Notes is not permitted under the Indentures and constitutes a Default there under, and the purchase of the Senior Notes may not be permitted and could constitute Default there under, although this issue is not clear, the Company cancelled the purchase transaction with the seller in September 2003.

The Company has a series of reimbursement agreements with U.S. Bank for letters of credit that secure certain of our Revenue bonds payable, which total approximately $23.9 million as of September 30, 2003. An amendment to these agreements signed in September 2003 released $4.3 million of previously restricted cash to the Company, extended the expiration of the letters of credit to January 2005, amended the annual fees to be 2% of the stated amount of the letters of credit, and set in place new financial covenants. The Company was in compliance with these new covenants at September 30, 2003. Failure to comply with these covenants would constitute an event of default, which would allow U.S. Bank to declare any amounts outstanding under the loan documents to be due and payable. Any such default could have a material adverse effect on the Company.

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

The Company leases 37 of its facilities, representing 1,426 units, from LTC Properties, Inc. (LTC). In accordance with the Company’s plan of reorganization, effective January 1, 2002, the Company entered into a Master Lease Agreement with LTC under which 16 leases were consolidated. This Master Lease Agreement provides for aggregate rent reductions of $875,000 per year and restructures the provision related to minimum rent increases for the 16 properties for the initial remaining term. The Master Lease Agreement and other LTC lease agreements also provides LTC with the option to exercise certain remedies, including the termination of the Master Lease Agreement and the other LTC leases, upon the occurrence of an Event of Default. A change of control of the Company is deemed to be an Event of Default. A change of control is deemed to occur if, among other things, (i) any person, directly or indirectly, is or becomes the beneficial owner of thirty percent (30%) or more of the combined voting power of the Company’s outstanding voting securities, (ii) the stockholders approve under certain conditions a merger or consolidation of the Company with another corporation or entity, or (iii) the stockholders approve a plan of liquidation or sale of all or substantially all of the assets of the Company. If the surviving entity has a net worth of $75 million or more, the change of control does not constitute an Event of Default. In addition, there are cross default provisions in the LTC leases. At the same time that the Company entered into the Master Lease Agreement, it also amended 16 other leases with LTC under which the renewal rights of certain of those leases are tied together differently than previously with certain other leases. The lease agreements between the Company and LTC expire according to the following schedule:

		Year of Lease
Number of LTC Properties		Expiration

	6	2007
	18	2008
	7	2009
	1	2010
	5	2015

Total	37

Below is summarized financial information for the 37 properties:

	Three months ended

(in thousands)	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
(unaudited)	2002	2002	2002	2003	2003	2003

Revenue	$7,921	$8,315	$8,292	$8,448	$8,776	$8,855
Residence operating expenses	5,214	5,432	5,493	5,469	5,442	5,552
Building rentals	2,120	2,120	2,120	2,149	2,149	2,236
Depreciation & amortization	5	10	13	15	17	20

Total operating expenses	7,339	7,562	7,626	7,633	7,608	7,808

Operating income	$582	$753	$666	$815	$1,168	$1,047

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

As indicated in Amendment No. 9 to Schedule 13D/A, filed with the SEC on June 13, 2003 on behalf of BRU Holding Co., LLC, BET Associates, L.P., and Bruce E. Toll (the “Filing Persons”), Bruce Toll has acquired beneficial ownership of 1,110,426 shares (17.26%) of common stock of the Company. The Filing Persons further indicated that they have acquired the Company’s securities for investment purposes but are currently re-evaluating their position and possible alternative future courses of action, including the possibility of seeking to acquire control of the Company, although no specific plan or proposal has been formulated. According to Amendment No. 12, to Schedule 13D/A, filed with the SEC on October 20, 2003, Bruce Toll has acquired beneficial ownership of 1,795,161 shares of common stock of the Company, or 27.91% of the Company’s common stock, (based on 6,431,925 shares of common stock outstanding) and the Filing Persons have no intent to purchase additional shares which would increase their beneficial ownership percentage in excess of 29.9%. In the event the Filing Persons purchase a block of 50,000 or more shares of common stock during the period from September 18, 2003 through September 17, 2004, Mr. Toll as agreed to purchase an additional 557,214 shares of common stock from National Healthcare Investments, Inc. at the highest amount paid for a block of 50,000 or more shares of common stock during such twelve-month period. W. Andrew Adams, the Company’s Chairman of the Board, is President, Chief Executive Officer and Chairman of the Board of Directors of National Healthcare Investments, Inc.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates and equity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows.

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

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect our future results of operations and cash flows. We had variable rate debt of $62.0 million outstanding at September 30, 2003 with a weighted average interest rate of 5.4%, of which $38.5 million has an interest rate floor of 8.0%. Assuming that our balance of variable rate debt remains constant, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in net cash flows, of $235,000 until the interest rate floor is exceeded. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in net cash flows, of $235,000.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are involved from time to time in ordinary, routine or regulatory legal proceedings incidental to our business. As of November 11, 2003, we believe that such legal proceedings should not have a material adverse effect on our business.

Item 4. Submission of Matters to a Vote of Security Holders

None

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

We filed a report on Form 8-K on July 29, 2003 pursuant to Item 5 of Form 8-K announcing the Company’s receipt of a Notice of cure from BNY Midwest Trust Company, the Trustee under the Indentures, regarding the annual opinion requirement.

We filed a report on Form 8-K on August 14, 2003 pursuant to Items 5 and 7 of Form 8-K announcing the Company’s financial results for the quarter ended June 30, 2003.

We filed a report on Form 8-K on September 4, 2003 pursuant to Item 5 of Form 8-K announcing the death of Richard C. Ladd, a director of the Company.

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSISTED LIVING CONCEPTS, INC. Registrant

	By:	/s/ Matthew Patrick

		Name: Title:	Matthew Patrick Senior Vice President, Chief Financial Officer, Secretary and Treasurer

November 12, 2003

	By:	/s/ Stephan M. Kearney

		Name: Title:	Stephan M. Kearney Vice President, Controller and Chief Accounting Officer

November 12, 2003

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