Form 10-K
period 2003-12-31
ASSISTED LIVING CONCEPTS INC
filed 2004-03-30
CIK 929994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from ______ to _____

Commission file number 1-13498

ASSISTED LIVING CONCEPTS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	93-1148702 (IRS Employer Identification No.)

1349 Empire Central Drive, Suite 900
Dallas, TX 75247-4040
(214) 424-4000
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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

     The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to average bid and asked price ($5.36) as reported through the OTCBB as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2003), was $6.2 million.

     The number of shares outstanding of the Registrant’s Common Stock as of March 30, 2004 was 6,431,925 shares.

Documents Incorporated by Reference

     The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2004 Annual Meeting of Shareholders.

PART I

Except as otherwise noted, references in this report to “ALC,” the “Company,” “us” or “we” refer to Assisted Living Concepts, Inc. and its subsidiaries.

Item 1. Business

Overview

We operate owned and leased freestanding assisted living residences. These residences are primarily located in small, middle-market, rural and suburban communities with a population typically ranging from 10,000 to 40,000. As of December 31, 2003 we had operations in 14 states.

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

We experienced significant and rapid growth between 1994 and 1998, primarily through the development of assisted living residences, opening our last twenty residences in 1999. At the completion of our initial public offering in November 1994 we had an operating base of five leased residences located in Oregon. As of December 31, 2003, we operated 177 assisted living residences (6,838 units) of which we owned 122 residences (4,734 units) and leased 55 residences (2,104 units). At December 31, 2003, we had an occupancy rate of 89.1% and an average combined monthly rate for rent and services of $2,313 per unit.

The principal elements of our business strategy are to:

•	increase occupancy and improve operating efficiencies at our residences;

•	increase rental and service revenue;

•	reduce overhead costs as a percentage of revenue; and

•	improve financial strength through reduction of debt.

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

Assisted Living Concepts, Inc., is a Nevada corporation. Our principal executive offices are located at 1349 Empire Central Drive, Suite 900, Dallas, Texas 75247-4040, and our telephone number is (214) 424-4000.

Reorganization

On October 1, 2001, Assisted Living Concepts, Inc. (the “Company”), and its wholly owned subsidiary, Carriage House Assisted Living, Inc. voluntarily filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The bankruptcy court gave final approval to the first amended joint plan of reorganization (the “Plan”) on December 28, 2001, and the plan became effective on January 1, 2002 (the “Effective Date”).

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

The Company held back from the initial issuance of Common Stock and Notes on the Effective Date, $440,178 of Senior Secured Notes, $166,775 of Junior Secured Notes and 68,241 shares of Common Stock (collectively, the “Reserve”) to be issued to holders of general unsecured claims at a later date. The total amount of, and the identities of all of the holders of, the general unsecured claims were not known as of the Effective Date, either because they were disputed or they were not made by their holders prior to December 19, 2001, the cutoff date for calculating the Reserve (the “Cutoff Date”). On December 29, 2003, in conjunction with the refinancing (see Note 7 to the consolidated financial statements included elsewhere herein), the Senior Secured Indenture, dated January 1, 2002 and the Junior Secured Indenture, dated January 1, 2002 and the Senior Secured Notes and Junior Secure Notes issued thereunder and those held in Reserve were legally defeased and the Senior Secured Notes and Junior Secured Notes redeemed in their entirety as of the redemption date (January 30, 2004) and the proceeds were distributed in accordance with the Plan. The shares of New Common Stock held in the Reserve are scheduled to be distributed pro rata to the general unsecured creditors in 2004.

We adopted fresh-start reporting, as of December 31, 2001, in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting By Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). Under fresh-start reporting, a new entity has been deemed created for financial reporting purposes. See Note 1 to the consolidated financial statements included in Item 8 of this report for additional information.

Services

Our residences offer residents a supportive, “home-like” setting and assistance with activities of daily living. Residents are individuals who, for a variety of reasons, cannot live alone, or elect not to do so, and do not need the 24-hour skilled medical care provided in nursing facilities. We design services provided to these residents to respond to their individual needs and to improve their quality of life. This individualized assistance is available 24 hours a day and includes routine health-related services, which are made available and are provided according to the resident’s individual needs and state regulatory requirements. Available services include:

•	General services, such as meals, activities, laundry and housekeeping;

•	Support services, such as assistance with medication, monitoring health status, coordination of transportation, coordination with physician offices and

•	Personal care, such as dressing, grooming and bathing.

We also provide or arrange access to additional services beyond basic housing and related services, including physical therapy, hospice and pharmacy services.

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

We have an infrastructure that includes 3 divisional vice presidents of operations who each oversee the overall performance of a geographic division, 13 regional directors of operations who oversee the day-to-day operations of 4 to 18 residences, and team leaders who provide peer support for subgroups of residences. Each region has a regional nurse consultant who is a Registered Nurse. We also have divisional property managers who oversee the maintenance of the residences and several regional marketing coordinators who assist with marketing the residences. Corporate home office (“Home Office”) and regional personnel work with the administrators to establish residence goals and strategies, quality assurance oversight, development of our internal policies and procedures, government relations, marketing and sales, community relations, development and implementation of new programs, cash management, risk management, legal support, treasury functions, and human resource management.

Competition

The long-term care industry generally is highly competitive. We expect that the assisted living business, in particular, will become even more competitive in the future given the relatively low barriers to entry and continuing health care cost containment pressures.

We compete with numerous other companies providing similar long-term care alternatives. We operate in 14 states and each community in which we operate provides a unique market. Overall, most of our markets include an assisted living competitor offering assisted living facilities that are similar in size, price and range of service. Our competitors include other companies that provide adult day care in the home, higher priced assisted living centers (typically larger facilities with more amenities), congregate care facilities where residents elect the services to be provided, and continuing care retirement centers on campus-like settings.

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

We believe that many assisted living markets have been overbuilt. Regulation and other barriers to entry into the assisted living industry are not substantial. In addition, because the segment of the population that can afford to pay our daily resident fee is finite, the number of new assisted living facilities may outpace demand in some markets. The effects of such overbuilding include (a) significantly longer fill-up periods, (b) newly opened facilities attract residents from existing facilities, (c) pressure to lower or refrain from increasing rates, (d) competition for workers’ in already tight labor markets and (e) lower margins until excess units are absorbed.

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

Funding

Assisted living residents or their families generally pay the cost of care from their own financial resources. Depending on the nature of an individual’s health insurance program or long-term care insurance policy, the individual may receive reimbursement for costs of care under an “assisted living,” “custodial” or “alternative care benefit.” Government payments for assisted living have been limited. Some state and local governments offer subsidies for rent or services for low-income elders. Others may provide subsidies in the form of additional payments for those who receive Supplemental Security Income (SSI). Medicaid provides coverage for certain financially needy persons, regardless of age, and is funded jointly by federal, state and local governments. Medicaid contracts for assisted living vary from state to state.

In 1981, the federal government approved a Medicaid waiver program called Home and Community Based Care which was designed to permit states to develop programs specific to the healthcare and housing needs of the low-income elderly eligible for nursing home placement (a “Medicaid Waiver Program”). In 1986, Oregon became the first state to use federal funding for licensed assisted living services through a Medicaid Waiver Program authorized by the Center for Medicaid Services (“CMS”), formerly the Health Care Financing Administration. Under a Medicaid Waiver Program, states apply to CMS for a waiver to use Medicaid funds to support community-based options for the low-income elderly who need long-term care. These waivers permit states to reallocate a portion of

Medicaid funding for nursing facility care to other forms of care such as assisted living. In 1994, the federal government implemented new regulations which empowered states to further expand their Medicaid Waiver Programs and eliminated restrictions on the amount of Medicaid funding states could allocate to community-based care, such as assisted living. Certain states including Oregon, New Jersey, Texas, Arizona, Nebraska, Iowa, Idaho and Washington currently have operating Medicaid Waiver Programs that allow them to pay for assisted living care. We participate in Medicaid programs in all of these states. Without a Medicaid Waiver Program, states can only use federal Medicaid funds for long-term care in nursing facilities.

During the years ended December 31, 2001, 2002 and 2003, direct payments received from state Medicaid agencies accounted for approximately 12.1%, 12.8%, and 13.6%, respectively, of our revenue while the resident-paid portion received from Medicaid residents accounted for approximately 7.2%, 7.9%, and 8.9%, respectively, of our revenue during these periods. We expect in the future that state Medicaid reimbursement programs will continue to constitute a significant source of our revenue, however in 2003 there have been, and we expect that there will continue to be, proposals to reduce the federal and state budget deficits by limiting Medicaid reimbursement in general. If any of these proposals are adopted at either the federal or the state level, such adoptions could have a material adverse affect on our business, financial condition, and results of operations.

Government Regulation

Our assisted living residences are subject to certain state statutes, rules and regulations, including those which provide for licensing requirements. In order to qualify as a state licensed facility, our residences must comply with regulations, which address, among other things, staffing, physical design, required services and resident characteristics. As of December 31, 2003, we had obtained licenses in Oregon, Washington, Idaho, Nebraska, Texas, Arizona, Iowa, Louisiana, Ohio, New Jersey, Pennsylvania, Michigan and South Carolina. We are currently subject to state licensure requirements for only one of our 20 residences in Indiana, however we are in the process of obtaining licensure for all 20 residences in Indiana. Our residences are also subject to various local building codes and other ordinances, including fire safety codes. These requirements vary from state to state and are monitored to varying degrees by state agencies.

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

In 1996, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) law created comprehensive new requirements regarding the confidentiality of medical information that is or has been electronically transmitted or maintained. The Department of Health and Human Services has enacted regulations implementing the law, and we worked to improve our practices for maintaining and transmitting healthcare information for our residents in order to comply with these regulations. The compliance deadline for the Privacy Standards was April 14, 2003 and the compliance deadline for the Security Standards was October 16, 2003. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions. We believe we have been in substantial compliance with the Privacy and Security Standards from the deadlines through December 31, 2003.

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

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, section entitled “Forward looking statements and factors affecting our business and prospects”, paragraph entitled “We are subject to significant government regulation.”

Liability And Insurance

Providing services in the senior living industry involves an inherent risk of liability. Participants in the senior living and long-term care industry are subject to lawsuits alleging negligence and related legal theories, many of which may involve large claims and result in the incurrence of significant legal defense costs. We currently maintain insurance policies to cover such risks in amounts which we believe are consistent with industry practice. There can be no assurance that a claim in excess of our insurance will not be asserted or that all claims against us will be covered. If a lawsuit or claim arises which ultimately results in an uninsured loss or a loss in excess of insured limits, such an outcome could have a material adverse effect on the Company.

Based on poor loss experience, insurers for the long term care industry have become increasingly wary of liability exposures. A number of insurance carriers have stopped writing coverage to this market, and those remaining have increased premiums and deductibles substantially. While nursing homes have been primarily affected, assisted living companies, including us, have experienced significant premium and deductible increases. During the claim year ended December 31, 2003, our professional liability insurance coverage included retention levels of $500,000. Our professional liability insurance is on a claims-made basis. In certain states, particularly Texas, many long-term care providers are experiencing difficulty in renewing their insurance policies. There can be no assurance that we will be able to obtain liability insurance in the future or that, if such insurance is available, it will be available on terms acceptable to us.

Employees

As of December 31, 2003, we had 3,462 employees, of whom 1,783 were full-time employees and 1,679 were part-time employees. None of our employees are represented by any labor union. We believe that our labor relations are generally good.

Item 2. Properties

The following chart sets forth, as of December 31, 2003, the location, number of units, opening date, ownership status and occupancy of our residences.

		Opening		Occupancy (%)
Residence	Units	Date (1)	Ownership (2)	at 12/31/03 (3)
West Division
Idaho
Burley	35	08/97	Leased (4)	97.1
Caldwell	35	08/97	Leased (4)	100.0
Garden City	48	04/97	Owned	97.9
Hayden	39	11/96	Leased (4)	97.4
Idaho Falls	39	01/97	Owned	94.9
Moscow	35	04/97	Owned	97.1
Nampa	39	02/97	Leased (4)	100.0
Rexburg	35	08/97	Owned	82.9
Twin Falls	39	09/97	Owned	100.0

Subtotal	344			96.5
Oregon
Astoria	28	08/96	Owned	92.9
Bend	46	11/95	Owned	78.3
Brookings	36	07/96	Owned	100.0
Canby	25	12/90	Leased	100.0
Estacada	30	01/97	Owned	83.3
Eugene	47	08/97	Leased (4)	100.0
Hood River	30	10/95	Owned	83.3
Klamath Falls	36	10/96	Leased (4)	94.4
Lincoln City	33	10/94	Owned	69.7
Madras	27	03/91	Owned	100.0
Newberg	26	10/92	Leased	92.3
Newport	36	06/96	Leased (4)	91.7
Pendleton	39	04/91	Leased	74.4
Prineville	30	10/95	Owned	70.0
Redmond	37	03/95	Leased	94.6
Silverton	30	07/95	Owned	100.0
Sutherlin	30	01/97	Leased	100.0
Talent	36	10/97	Owned	66.7

Subtotal	602			88.0
Washington
Battleground	40	11/96	Leased (4)	90.0
Bremerton	39	05/97	Owned	100.0
Camas	36	03/96	Leased (4)	86.1
Enumclaw	40	04/97	Owned	100.0
Ferndale	39	10/98	Owned	100.0
Grandview	36	02/96	Leased (4)	52.8
Hoquiam	40	07/97	Leased (4)	90.0
Kelso	40	08/96	Leased (4)	90.0
Kennewick	36	12/95	Leased (4)	97.2
Port Orchard	39	06/97	Owned	100.0
Port Townsend	39	01/98	Owned	100.0
Spokane	39	09/97	Owned	100.0
Sumner	48	03/98	Owned	100.0
Vancouver	44	06/96	Leased (4)	88.6
Walla Walla	36	02/96	Leased (4)	86.1
Yakima	48	07/98	Owned	100.0

Subtotal	639			93.0

		Opening		Occupancy (%)
Residence	Units	Date (1)	Ownership (2)	at 12/31/03 (3)
Arizona
Apache Junction	48	03/98	Owned	91.7
Bullhead City	40	08/97	Leased (4)	100.0
Lake Havasu	36	04/97	Leased (4)	97.2
Mesa	50	01/98	Owned	90.0
Payson	39	10/98	Owned	92.3
Peoria	50	07/99	Owned	92.0
Prescott Valley	39	10/98	Owned	82.1
Surprise	50	10/98	Owned	74.0
Yuma	48	03/98	Owned	97.9

Subtotal	400			90.5
Central Division
Texas
Abilene	38	10/96	Owned	100.0
Amarillo	50	03/96	Owned	94.0
Athens	38	11/95	Leased (4)	94.7
Beaumont	50	04/96	Owned	82.0
Big Spring	38	05/96	Owned	89.5
Bryan	30	06/96	Owned	96.7
Canyon	30	06/96	Owned	96.7
Carthage	30	10/95	Leased	93.3
Cleburne	45	01/96	Owned	95.6
College Station	39	10/96	Owned	100.0
Conroe	38	07/96	Leased	81.6
Denison	30	01/96	Owned	83.3
Gainesville	40	01/96	Owned	90.0
Greenville	40	11/95	Leased (4)	80.0
Gun Barrel City	40	10/95	Leased	97.5
Henderson	30	09/96	Owned	76.7
Jacksonville	39	12/95	Leased (4)	100.0
Levelland	30	01/96	Owned	100.0
Longview	30	09/95	Leased (4)	100.0
Lubbock	50	07/96	Leased	84.0
Lufkin	39	05/96	Leased (4)	92.3
Marshall	40	07/95	Leased (4)	100.0
McKinney	39	01/97	Owned	79.5
McKinney	50	05/98	Owned	86.0
Mesquite	50	07/96	Leased	84.0
Midland	50	12/96	Owned	86.0
Mineral Wells	30	07/96	Owned	100.0
Nacogdoches	30	06/96	Owned	100.0
Orange	36	03/96	Owned	97.2
Pampa	36	08/96	Owned	63.9
Paris Oaks	50	12/98	Owned	98.0
Plainview	36	07/96	Owned	80.6
Plano	62	05/98	Owned	77.4
Port Arthur	50	05/96	Owned	96.0
Rowlett	36	10/96	Owned	77.8
Sherman	39	10/95	Leased	97.4
Sulphur Springs	30	01/96	Owned	93.3
Sweetwater	30	03/96	Owned	100.0
Temple	40	01/97	Leased	80.0
Wichita Falls	50	10/96	Leased (4)	62.0

Subtotal	1,578			89.0

		Opening		Occupancy (%)
Residence	Units	Date (1)	Ownership (2)	at 12/31/03 (3)
Nebraska
Beatrice	39	07/97	Leased (4)	97.4
Blair	30	07/98	Owned	96.7
Columbus	39	06/98	Owned	97.4
Fremont	39	05/98	Owned	79.5
Nebraska City	30	06/98	Owned	93.3
Norfolk	39	04/97	Leased (4)	92.3
Seward	30	10/98	Owned	90.0
Wahoo	39	06/97	Leased (4)	94.9
York	39	05/97	Leased (4)	87.2

Subtotal	324			92.0
Iowa
Atlantic	30	09/98	Owned	96.7
Carroll	35	01/99	Owned	62.9
Clarinda	35	09/98	Owned	85.7
Council Bluffs	50	03/99	Owned	78.0
Denison	35	05/98	Leased (4)	100.0
Sergeant Bluff	39	11/99	Owned	94.9

Subtotal	224			85.7
Louisiana
Alexandria	47	07/98	Owned	95.7
Bunkie	39	01/99	Owned	84.6
Houma	48	08/98	Owned	100.0
Ruston	39	01/99	Owned	100.0

Subtotal	173			95.4
East Division
South Carolina
Aiken	39	02/98	Owned	97.4
Clinton	39	11/97	Leased	97.4
Goose Creek	39	08/98	Leased	100.0
Greenwood	39	05/98	Leased	87.2
Greer	39	06/99	Owned	97.4
James Island	39	08/98	Owned	92.3
North Augusta	39	10/98	Owned	97.4
Port Royal	39	09/98	Owned	84.6
Summerville	39	02/98	Owned	100.0

Subtotal	351			94.9
Indiana
Bedford	39	03/98	Owned	89.7
Bloomington	39	01/98	Owned	82.1
Camby	39	12/98	Owned	64.1
Crawfordsville	39	06/99	Owned	61.5
Elkhart	39	09/97	Leased (4)	46.2
Fort Wayne	39	06/98	Owned	79.5
Franklin	39	05/98	Owned	51.3
Huntington	39	02/98	Owned	79.5
Kendallville	39	05/98	Owned	61.5
Lafayette	39	11/99	Owned	61.5
LaPorte	39	10/98	Owned	92.3
Logansport	39	02/98	Owned	76.9
Madison	39	10/97	Leased (4)	64.1
Marion	39	03/98	Owned	79.5
Muncie	39	02/98	Owned	92.3

		Opening		Occupancy (%)
Residence	Units	Date (1)	Ownership (2)	at 12/31/02 (3)
New Albany	39	05/98	Owned	59.0
New Castle	39	02/98	Owned	97.4
Seymour	39	05/98	Owned	69.2
Shelbyville	39	05/98	Owned	53.8
Warsaw	39	10/97	Owned	41.0

Subtotal	780			70.1
Michigan
Coldwater	39	10/99	Owned	100.0
Kalamazoo	39	11/99	Owned	89.7
Three Rivers	39	04/99	Owned	74.4

Subtotal	117			88.0
New Jersey
Bridgeton	39	03/98	Owned	100.0
Burlington	39	11/97	Owned	87.2
Egg Harbor	39	04/99	Owned	92.3
Glassboro	39	03/97	Leased	97.4
Millville	39	05/97	Leased (4)	92.3
Pennsville	39	11/97	Owned	97.4
Rio Grande	39	11/97	Owned	92.3
Vineland	39	01/97	Leased	100.0

Subtotal	312			94.9
Ohio
Bellefontaine	35	03/97	Owned	94.3
Bucyrus	35	01/97	Owned	97.1
Cambridge	39	10/97	Owned	100.0
Celina	39	04/97	Owned	87.2
Defiance	35	02/96	Owned	97.1
Findlay	39	03/97	Owned	71.8
Fremont	39	07/97	Leased (4)	100.0
Greenville	39	02/97	Owned	87.2
Hillsboro	39	03/98	Owned	89.7
Kenton	35	03/97	Owned	100.0
Marion	39	04/97	Owned	97.4
Newark	39	10/97	Leased (4)	92.3
Sandusky	39	09/98	Owned	64.1
Tiffin	35	06/97	Leased (4)	94.3
Troy	39	03/97	Leased (4)	100.0
Wheelersburg	39	09/97	Leased (4)	92.3
Zanesville	39	12/97	Owned	94.9

Subtotal	643			91.6
Pennsylvania
Butler	39	12/97	Owned	100.0
Hermitage	39	03/98	Owned	94.9
Indiana	39	03/98	Leased	100.0
Johnstown	39	06/98	Owned	100.0
Latrobe	39	12/97	Owned	100.0
Lower Burrell	39	01/97	Owned	94.9
New Castle	39	04/98	Owned	100.0
Penn Hills	39	05/98	Owned	82.1
Uniontown	39	06/98	Owned	100.0

Subtotal	351			98.6

Grand Total	6,838			89.1

(1)	Reflects the date we commenced operations.

(2)	As of December 31, 2003, we owned 122 residences and we leased 55 residences pursuant to long-term operating leases. Of the 122 owned residences, 95 are pledged as collateral under financing agreements. See Notes 5, 6 and 7 to the consolidated financial statements included elsewhere herein.

(3)	Occupancy is calculated based upon occupied units at December 31, 2003.

(4)	Lease with LTC Properties, Inc. See Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations under the section titled “Liquidity and Capital Resources”.

Andre Dimitriadis, a member of the Company’s Board of Directors, is the President, Chief Executive Officer and Chairman of the Board of LTC Properties, Inc. (“LTC”). Mr. Dimitriadis, acting solely as a director of the Company and not in his capacity as an officer or director of LTC, has orally raised certain issues regarding compliance with certain of the LTC Leases, which include at this time, the following: 1) whether there are inconsistencies in the number of units that constitute the leased property in the Athens, Texas, Greenville, Texas and Tiffen, Ohio leases, 2) whether the LTC leases require insurance based on the limits stated in the lease on a per facility basis, and 3) whether the 4 LTC leases with Carriage House require Carriage House to deliver on an annual basis audited consolidated financial statements of Carriage House. Mr. Dimitriadis similarly raised the issue as to whether the Company is required to obtain licenses for the 2 facilities located in Elkhart, Indiana and Madison, Indiana as assisted living facilities.

Management believes that the Company has meritorious defenses available to it and/or could exercise its cure rights under the leases to resolve these matters in the event that LTC were to deliver a notice of default. LTC has not delivered any notice of default to the Company. However, the Company is continuing to review and assess these matters internally and no assurance can be given as to whether the eventual resolution of these issues will be favorable to the Company. The Company is in the process of obtaining licenses for the 2 Indiana properties as assisted living facilities which is expected to be completed by December 31, 2004. The Company provides LTC on an annual basis with annual consolidated audited financial statements of the Company, but not Carriage House, which was acquired in 1997.

Failure to favorably resolve these issues in a manner that avoids an occurrence of an Event of Default under one or more of the LTC leases would have a material adverse effect on the Company. This would include, but not be limited to, creating Events of Default on loan covenants regarding a significant portion of outstanding indebtedness which, if not cured, would make such indebtedness become immediately payable.

As of December 31, 2003, we also leased office space for corporate offices in Dallas, Texas and Portland, Oregon.

Item 3. Legal Proceedings

On October 1, 2001, we voluntarily filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. The bankruptcy court gave final approval to our Plan of reorganization on December 28, 2001, and the plan became effective on the Effective Date, January 1, 2002. The Company held back from the initial issuance of Common Stock and Notes on the Effective Date, $440,178 of Senior Secured Notes, $166,775 of Junior Secured Notes and 68,241 shares of Common Stock (collectively, the “Reserve”) to be issued to holders of general unsecured claims at a later date. The total amount of, and the identities of all of the holders of, the general unsecured claims were not known as of the Effective Date, either because they were disputed or they were not made by their holders prior to December 19, 2001, the cutoff date for calculating the Reserve (the “Cutoff Date”). In conjunction with the refinancing (see Note 7), the Senior and Junior Notes held in Reserve were legally defeased and the proceeds were distributed in accordance with the Plan. The shares of New Common Stock held in the Reserve are scheduled to be distributed pro rata to the general unsecured creditors in 2004.

     Other Litigation

We are involved from time to time in ordinary, routine or regulatory legal proceedings incidental to our business. As of March 23, 2004, we believe that such other legal proceedings should not have a material adverse effect on our business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the three months ended December 31, 2003.

PART II

Item 5. Market for the Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	2002		2003
	High	Low	High	Low
Years ended December 31:
1st Quarter	$3.30	$0.50	$4.05	$2.95
2nd Quarter	3.65	2.95	5.75	3.75
3rd Quarter	3.25	2.65	8.25	5.10
4th Quarter	3.65	2.75	9.00	5.52

During our last two fiscal years, no cash dividends have been declared on our common stock. Our current policy is to retain any earnings to finance the operations of our business. In addition, the terms of certain outstanding indebtedness and certain lease agreements may restrict our ability to pay cash dividends. It is anticipated that the terms of future debt financing may do so as well. Therefore, the payment of any cash dividends on the Common Stock is unlikely in the foreseeable future. Any future determination to pay cash dividends will also be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and such other factors as our Board of Directors deems relevant.

As of March 4, 2004, we had approximately 34 holders of record of the Successor Company’s Common Stock. We are unable to estimate the number of additional shareholders whose shares are held for them in street name or nominee accounts.

The following table summarizes equity securities authorized for issuance as of December 31, 2003.

Equity Compensation Plan Information

Number of Securities
Remaining Available
	Number of Securities		For Future Issuance
	To Be Issued Upon	Weighted Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	595,100	$3.75	54,900
Equity compensation plans not approved by shareholders	—	—	—

Total	595,100	$3.75	54,900

Item 6. Selected Financial Data

The following table presents five years of selected historical consolidated financial data. The consolidated statement of operations data for the years ended December 31, 2001, 2002, and 2003 as well as the consolidated balance sheet data as of December 31, 2002 and 2003, are derived from our consolidated financial statements included elsewhere in this report which have been audited by KPMG LLP, independent auditors. Upon emergence from Chapter 11 proceedings, we adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting By Entities in Reorganization Under the Bankruptcy Code. In connection with the adoption of fresh-start reporting, a new entity has been deemed created for financial reporting purposes effective December 31, 2001. You should read the selected financial data below in conjunction with our consolidated financial statements, including the related notes, and the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Predecessor Company			Successor Company
	Years Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands, except per share data)
Consolidated Statements Of Operations Data:
Revenue	$115,627	$136,240	$146,948	$153,731	$168,012
Operating expenses:
Residence operating expenses	79,735	92,002	100,280	105,997	111,965
Corporate general and administrative	18,141	18,365	17,119	18,141	18,438
Building rentals	15,087	15,736	15,738	12,223	12,704
Depreciation and amortization	8,617	9,325	9,745	6,646	7,010
Other operating expenses	5,140	10,020	—	—	—

Total operating expenses	126,720	145,448	142,882	143,007	150,117

Operating income (loss)	(11,093)	(9,208)	4,066	10,724	17,895
Other income (expense):
Interest expense	(15,118)	(16,336)	(19,465)	(14,145)	(13,714)
Interest income	1,598	786	650	214	179
Loss on sale of marketable securities	—	(361)	—	—	—
Other income (expense), net	(260)	55	30	61	(73)

Total other expense	(13,780)	(15,856)	(18,785)	(13,870)	(13,608)

Income (loss) before extinguishment of debt, debt restructure and reorganization costs, fresh start adjustments, discontinued operations, and extraordinary item	(24,873)	(25,064)	(14,719)	(3,146)	4,287
Loss on early extinguishment of debt	—	—	—	—	(2,956)
Debt restructure and reorganization costs	—	—	(8,581)	(708)	—
Fresh start adjustments	—	—	(119,320)	—	—

Income (loss) from continuing operations before income taxes	(24,873)	(25,064)	(142,620)	(3,854)	1,331
Income tax expense	—	—	—	—	1,668

Loss from continuing operations	(24,873)	(25,064)	(142,620)	(3,854)	(337)
Discontinued operations:
Income (loss) from operations (including gains and losses on sales of assets)	(4,060)	(722)	(786)	(560)	830
Income tax expense	—	—	—	—	336

Income (loss) from discontinued operations	(4,060)	(722)	(786)	(560)	494

Income (loss) before extraordinary item	(28,933)	(25,786)	(143,406)	(4,414)	157
Extraordinary item — gain on reorganization	—	—	79,520	—	—

Net income (loss)	$(28,933)	$(25,786)	$(63,886)	$(4,414)	$157

Basic earnings per share:
Loss from continuing operations	$(1.45)	$(1.47)	$(8.33)	$(0.59)	$(0.05)
Income (loss) from discontinued operations	(0.24)	(0.04)	(0.05)	(0.09)	0.07
Extraordinary item	—	—	4.65	—	—

Net income (loss)	$(1.69)	$(1.51)	$(3.73)	$(0.68)	$0.02

Diluted earnings per share
Loss from continuing operations	$(1.45)	$(1.47)	$(8.33)	$(0.59)	$(0.05)
Income (loss) from discontinued operations	(0.24)	(0.04)	(0.05)	(0.09)	0.07
Extraordinary item	—	—	4.65	—	—

Net income (loss)	$(1.69)	$(1.51)	$(3.73)	$(0.68)	$0.02

Basic weighted average shares outstanding	17,119	17,121	17,121	6,500	6,500 (1)

Diluted weighted average shares outstanding	17,119	17,121	17,121	6,500	6,671

(1)	6,431,759 shares of common stock of the Successor Company were issued upon the cancellation of all shares of the Predecessor Company as of the Effective Date, excluding 68,241 shares subject to the Reserve that will be issued upon settlement of certain unsecured bankruptcy claims. See Note 1 to the consolidated financial statements included elsewhere herein.

	Predecessor Company			Successor Company
	At December 31,
	1999	2000	2001	2002	2003
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,606	$7,444	$6,077	$7,165	$1,943
Working capital (deficit)	37	(15,911)	(6,299)	(2,854)	(11,729)
Total assets	346,188	336,458	222,253	216,040	204,214
Long-term debt, excluding current portion	233,199	231,657	161,461	151,071	144,279
Shareholders’ equity	89,344	63,886	32,799	28,385	30,029

Quarterly Financial Data
(Unaudited)
(In thousands except per share, occupancy and average rental data)

	2002 Quarterly Financial Data					2003 Quarterly Financial Data
	1st	2nd	3rd	4th	Year To	1st	2nd	3rd	4th	Year To
Results Of Operations	Qtr	Qtr	Qtr	Qtr	Date	Qtr	Qtr	Qtr	Qtr	Date
Revenue	$37,014	$37,813	$39,069	$39,835	$153,731	$41,144	$41,932	$42,443	$42,493	$168,012
Operating expenses:
Residence operating expenses	25,468	26,159	27,157	27,213	105,997	27,723	27,720	28,397	28,125	111,965
Corporate general and administrative	4,317	5,578	4,178	4,068	18,141	4,342	4,760	4,546	4,790	18,438
Building rentals	3,038	3,067	3,061	3,057	12,223	3,105	3,119	3,319	3,161	12,704
Depreciation and amortization	1,612	1,644	1,692	1,698	6,646	1,676	1,701	1,736	1,897	7,010

Total operating expenses	34,435	36,448	36,088	36,036	143,007	36,846	37,300	37,998	37,973	150,117

Operating income	2,579	1,365	2,981	3,799	10,724	4,298	4,632	4,445	4,520	17,895
Other income (expense):
Interest expense	(3,591)	(3,466)	(3,545)	(3,543)	(14,145)	(3,429)	(3,429)	(3,375)	(3,481)	(13,714)
Interest income	53	52	55	54	214	36	30	97	16	179
Other income (expense), net	2	18	14	27	61	(4)	(67)	—	(2)	(73)

Total other expense, net	(3,536)	(3,396)	(3,476)	(3,462)	(13,870)	(3,397)	(3,466)	(3,278)	(3,467)	(13,608)

Income (loss) before extinguishment of debt, debt restructure and reorganization costs, and discontinued operations	(957)	(2,031)	(495)	337	(3,146)	901	1,166	1,167	1,053	4,287
Loss on early extinguishment of debt	—	—	—	—	—	—	—	—	(2,956)	(2,956)
Debt restructure and reorganization costs	(447)	(219)	(14)	(28)	(708)	—	—	—	—	—

Income (loss) from continuing operations before income taxes	(1,404)	(2,250)	(509)	309	(3,854)	901	1,166	1,167	(1,903)	1,331
Income tax expense	—	—	—	—	—	364	403	191	710	1,668

Income (loss) from continuing operations	(1,404)	(2,250)	(509)	309	(3,854)	537	763	976	(2,613)	(337)
Discontinued operations:
Income (loss) from operations (including gains and losses on sales of assets)	(46)	(380)	(54)	(80)	(560)	830	—	—	—	830
Income tax expense	—	—	—	—	—	336	—	—	—	336

Income (loss) from discontinued operations	(46)	(380)	(54)	(80)	(560)	494	—	—	—	494

Net income (loss)	$(1,450)	$(2,630)	$(563)	$229	$(4,414)	$1,031	$763	$976	$(2,613)	$157

Basic earnings per share (1):
Income (loss) from continuing operations	$(0.21)	$(0.34)	$(0.08)	$0.05	$(0.59)	$0.08	$0.12	$0.15	$(0.40)	$(0.05)
Income (loss) from discontinued operations	(0.01)	(0.06)	(0.01)	(0.01)	(0.09)	0.08	—	—	—	0.07

Net income (loss)	$(0.22)	$(0.40)	$(0.09)	$0.04	$(0.68)	$0.16	$0.12	$0.15	$(0.40)	$0.02

Diluted earnings per share (1):
Income (loss) from continuing operations	$(0.21)	$(0.34)	$(0.08)	$0.05	$(0.59)	$0.08	$0.12	$0.14	$(0.40)	$(0.05)
Income (loss) from discontinued operations	(0.01)	(0.06)	(0.01)	(0.01)	(0.09)	0.08	—	—	—	0.07

Net income (loss)	$(0.22)	$(0.40)	$(0.09)	$0.04	$(0.68)	$0.16	$0.12	$0.14	$(0.40)	$0.02

Average monthly rental rate per unit	$2,121	$2,159	$2,180	$2,181	$2,160	$2,235	$2,301	$2,310	$2,286	$2,283
Average occupancy rate (2)	84.3%	84.5%	85.8%	87.4%	85.5%	87.9%	87.6%	88.4%	89.6%	88.4%

(1)	Quarter net loss per share amounts may not add to the full year total due to rounding.

(2)	Based upon available units.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data included in this Annual Report on Form 10-K.

General

We operate owned and leased free-standing assisted living residences. These residences are primarily located in small, middle-market, rural and suburban communities with a population typically ranging from 10,000 to 40,000. As of December 31, 2003, we had residences in 14 states.

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

As of December 31, 2003, we operated 177 assisted living residences (6,838 units), of which we owned 122 residences (4,734 units) and leased 55 residences (2,104 units).

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

Fresh-Start Reporting

Effective December 31, 2001, in connection with our Plan of reorganization, we adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7). With the adoption of fresh-start reporting, a new entity was deemed created for financial reporting purposes. In adopting the requirements of fresh-start reporting, we were required to value our assets and liabilities at their estimated fair value and eliminate our accumulated deficit at December 31, 2001.

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

We believe the following critical accounting policies are more significant to the judgments and estimates used in the preparation of our consolidated financial statements:

Fresh-Start Reporting. Effective December 31, 2001, we adopted fresh-start reporting in accordance with SOP 90-7. For financial reporting purposes, we were required to value our assets and liabilities at their current fair value. With assistance of financial advisors in reliance upon various valuation methods, including discounted projected cash flow analysis and other applicable ratios and economic industry information relevant to our operations and through negotiations with various creditor parties in interest, we determined a reorganization value of $32.8 million. The reorganization value was allocated to our assets and liabilities based upon their relative fair value.

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

Income Taxes. The Company had taxable income for both financial reporting and tax return purposes for the year ended December 31, 2003. The Company incurred a loss for financial reporting and tax return purposes for the years ended December 31, 2001 and 2002 and as such, there was no current or deferred tax provision allocated to the loss from continuing operations, discontinued operations or to the extraordinary gain on reorganization in those years. In 2003, no valuation allowance has been provided for currently payable taxes that give rise to a deferred tax asset subject to carryback claims. There can be no assurances that the Company will be able to utilize other NOLs or built-in losses and therefore management has established a 100 percent valuation allowance to offset the remaining net deferred tax asset. Pursuant to SOP 90-7, the income tax benefit, if any, of any realization of the NOL carryforwards and other deductible temporary differences existing as of the Effective Date is recorded as an adjustment to additional paid-in capital.

Allowance for Doubtful Accounts. Estimated provisions for doubtful accounts are recorded each period as an expense to the consolidated statements of operations. We utilize the “Aging Method” to evaluate the adequacy of our allowance for doubtful accounts. This method is based upon applying estimated standard allowance requirement percentages to each accounts receivable aging category. We have developed estimated standard allowance requirement percentages by utilizing our understanding of the nature and collectibility of receivables in the various aging categories and the various segments of our business. The allowance for doubtful accounts is determined utilizing the aging method described above while also considering accounts specifically identified as uncollectible and other factors. Accounts receivable that we specifically estimate to be uncollectible, based upon the age of the receivables, the results of collection efforts or other circumstances, are fully reserved for in the allowance for doubtful accounts until they are written-off.

We continue to update our assumptions and methodologies underlying the aging method. We believe the assumptions used in our aging method are sufficient such that our allowance for doubtful accounts is adequately provided for. However, because the assumptions underlying the aging method are based upon historical collection data, there is a risk that our current assumptions are not reflective of more recent collection patterns. Changes in overall collection patterns can be caused by market conditions and/or budgetary constraints of government funded programs such as Medicaid. Such changes can adversely impact the collectibility of receivables, but not be addressed in a timely fashion when using the aging method, until updates to our periodic historical collection analyses are completed and implemented.

We update our historical collection information in order to evaluate the appropriateness of the assumptions underlying the aging method. Any changes to the underlying assumptions are implemented immediately. Changes to these assumptions can have a material impact on our bad debt expense, which is reported in the consolidated statements of operations as a component of residence operating expenses.

General and Professional Liability and Workers’ Compensation. The Company utilized third-party insurance for losses and liabilities associated with professional liability claims subject to a self-insured retention of $100,000 per occurrence for the year ended December 31, 2000 and a self-insured retention of $250,000 for all states except Florida and Texas, which are subject to a self-insured retention of $500,000 per occurrence, for the years ended December 31, 2001 and 2002 and a self-insured retention of $500,000 for all states for the year ended December 31, 2003. The retention level was increased to $750,000 for all states as of January 1, 2004. For the years through 2002, the third-party insurance provides the following limits in excess of the self-insured retention: $1 million per occurrence; $3 million aggregate per location; and $15 million aggregate per policy year. For 2003 and 2004, the limit for aggregate loss per policy year was lowered to $10 million. If a lawsuit or claim arises which ultimately results in an uninsured loss or a loss in excess of insured limits, such an outcome could have a material adverse effect on the Company. Losses up to the retention levels are accrued based upon the Company’s estimates of the aggregate liability for claims incurred based on Company and industry experience. At December 31, 2002 and 2003, other accrued expenses includes reserves for professional liability claims payable of approximately $1.6 million and $2.1 million, respectively.

The Company utilized third-party insurance for losses and liabilities associated with workers’ compensation claims subject to deductible levels of $250,000 per occurrence for all claims incurred beginning January 1, 2000 through December 31, 2003. The Company has increased the deductible to $500,000 beginning January 1, 2004. Claims incurred prior to January 1, 2000 were fully insured. Losses up to these deductible levels are accrued based upon the Company’s estimates of the aggregate liability for claims incurred based on Company and industry experience. At December 31, 2002 and 2003, other accrued expenses include reserves for workers’ compensation claims payable of approximately $2.7 million and $3.2 million, respectively.

In addition, the Company maintains cash deposits as required by the insurance carrier. At December 31, 2002 and 2003, such deposits were $4.7 million and $4.0 million, respectively. These deposits will be utilized to pay future claim settlements.

We believe that the provision for outstanding losses and loss expenses will be adequate to cover the ultimate net cost of losses incurred as of December 31, 2003, but the provision is an estimate and may ultimately be settled for a significantly greater or lesser amount. It is at least reasonably possible that we will revise our estimates significantly in the near term. Any subsequent differences arising are recorded in the period in which they are determined.

Health Insurance. We offer employees an option to participate in a self-insured health plan. Health claims under this plan are self-insured with a stop-loss umbrella policy in place to limit maximum potential liability for both individual claims and total claims for a plan year. Health insurance claims are paid as they are submitted to the plan administrator. We maintain an accrual for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on the historical claim lag period and current payment trends of health insurance claims (generally 38 to 45 days).

We charge our employees a portion of the cost of our self-insured and non self-insured health plans, and we determine this charge at the beginning of each plan year based upon historical and projected medical utilization data, along with projected inflationary increases in medical costs.

Long-Lived Asset Impairments. We account for long-lived assets, other than goodwill with an indefinite life, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Results of Operations

Year ended December 31, 2003 compared to year ended December 31, 2002

The following table sets forth, for the periods presented, the sources of our revenue and operating expenses as a percentage of revenue.

	Predecessor
	Company	Successor Company
	Years Ended December 31,
	2001	2002	2003
Revenue	100.0	100.0	100.0
Operating expenses:
Residence operating expenses	68.2	68.9	66.6
Corporate general and administrative	11.7	11.8	11.0
Building rentals	10.7	8.0	7.5
Depreciation and amortization	6.6	4.3	4.2

Total operating expenses	97.2	93.0	89.3

Operating income	2.8	7.0	10.7
Other income (expense):
Interest expense	(13.3)	(9.2)	(8.2)
Interest income	0.4	0.1	0.1
Other income, net	0.1	0.1	(0.0)

Total other expense, net	(12.8)	(9.0)	(8.1)
Income (loss) before extinguishment of debt, debt restructure and reorganization costs, fresh start adjustments, discontinued operations, and extraordinary item	(10.0)	(2.0)	2.6
Loss on early extinguishment of debt	—	—	(1.8)
Debt restructure and reorganization costs	(5.9)	(0.5)	—
Fresh start adjustments	(81.2)	—	—

Income (loss) from continuing operations before income taxes	(97.1)	(2.5)	0.8
Income tax expense	—	—	1.0

Loss from continuing operations	(97.1)	(2.5)	(0.2)
Discontinued operations:
Income (loss) from operations (including gain or loss on sale of assets)	(0.5)	(0.4)	0.5
Income tax expense	—	—	0.2

Income (loss) from discontinued operations	(0.5)	(0.4)	0.3

Income (loss) before extraordinary item	(97.6)	(2.9)	0.1
Extraordinary item - gain on reorganization	54.1	—	—

Net income (loss)	(43.5)	(2.9)	0.1

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

	Predecessor	Successor
	Company	Company
	Years Ended December 31,
	2001	2002	2003
Other Data Relating to Continuing Operations:
Residences operated (end of period)	177	177	177
Units operated (end of period)	6,842	6,845	6,838
Average occupancy rate (based on occupied units)	85.4%	85.5%	88.4%
Average monthly rental rate	$2,076	$2,160	$2,283
Sources of revenue:
Medicaid state paid portion	12.1%	12.8%	13.6%
Medicaid resident paid portion	7.2%	7.9%	8.9%
Private resident paid portion	80.7%	79.3%	77.5%

Total	100.0%	100.0%	100.0%

Net income for the year ended December 31, 2003 (the “2003 Period”) was $157,000, or $0.02 per basic and diluted share, on revenue of $168.0 million, as compared to a net loss of $4.4 million, or $(0.68) per basic and diluted share, on revenue of $153.7 million for the year ended December 31, 2002 (the “2002 Period”).

Revenue was $168.0 million for the 2003 Period as compared to $153.7 million for the 2002 Period, an increase of $14.3 million or 9.3%. The increase in revenue was primarily attributable to a combination of an increase in average occupancy to 88.4% and average monthly rental rate of $2,283 for the 2003 period compared to average occupancy of 85.5% and average monthly rental rate of $2,160 for the 2002 period.

Residence operating expenses increased $6.0 million, or 5.6%, to $112.0 million for the 2003 Period from $106.0 million for the 2002 Period, but decreased as a percentage of revenue to 66.6% from 68.9% over the same period. Of the increase, $3.9 million was due to increases in payroll costs due to an increase in the number of employees and wages, benefits, and insurance. Kitchen expenses, primarily food, increased $801,000, or 8.1%, primarily due to higher occupancy, and property taxes increased $360,000 due to increases in property tax rates and assessed property values. Utilities increased $1.6 million, or 19.1%, primarily due to general rate increases in major utilities and wide area network expenses within operating expenses. These increases were somewhat offset by decreases in maintenance expenses of $395,000, general and professional insurance expenses of $228,000, administrative expenses of $228,000, and resident care expenses of $328,000.

Corporate general and administrative expenses increased $297,000, or 1.6%, to $18.4 million for the 2003 Period from $18.1 million for the 2002 Period, but decreased as a percentage of revenue to 11.0% from 11.8% over the same period. This increase was primarily due to slight increases associated with moving the Company’s corporate headquarters from Portland to Dallas and was somewhat offset by decreases in travel expenses and wide area network expenses within corporate general and administrative expenses.

Building rentals increased $481,000, or 3.9%, to $12.7 million for the 2003 Period from $12.2 million for the 2002 Period, but decreased as a percentage of revenue to 7.5% from 8.0% over the same period. The increase is primarily due to scheduled contractual increases in lease rates.

Depreciation and amortization increased $364,000, or 5.5%, to $7.0 million for the 2003 Period from $6.6 million for the 2002 Period, but decreased as a percentage of revenue to 4.2% from 4.3% over the same period. This increase is primarily due to property and equipment additions during 2003. Interest expense decreased $431,000, or 3.1%, to $13.7 million for the 2003 Period from $14.1 million for the 2002 Period. The decrease related primarily to our overall reduction of debt during 2003.

The loss on early extinguishment of debt in 2003 of $3.0 million consists primarily of the write-off of deferred financing costs, defeasance interest and original issue discounts related to the 10% Senior Secured Notes and the Junior Secured Notes and deferred financing costs related to the GE Capital credit facility.

The debt restructure and reorganization costs in 2002 consisted primarily of legal and accounting fees.

Income from discontinued operations relates to five properties sold in 2002 and two properties sold in 2003, which resulted in a loss on the sale of $552,000 in 2002 and a gain on the sale of $899,000 in 2003.

The proposed sale of nine South Carolina properties was terminated in May, 2003 due to the purchaser’s inability to obtain suitable financing.

     Year ended December 31, 2002 compared to year ended December 31, 2001

We incurred a net loss of $4.4 million, or $.68 per basic and diluted share, on revenue of $153.7 million for the 2002 Period as compared to a net loss of $63.9 million, or $3.73 per basic and diluted share, on revenue of $146.9 million for the year ended December 31, 2001 (the “2001 Period”). Net loss before extraordinary gain on reorganization was $143.4 million, or $8.36 per basic and diluted share, for the 2001 Period.

Revenue was $153.7 million for the 2002 Period as compared to $146.9 million for the 2001 Period, an increase of $6.8 million or 4.6%. The increase in revenue was primarily attributable to a combination of an increase in average occupancy to 85.5% and average monthly rental rate of $2,160 for the 2002 period compared to average occupancy of 85.4% and average monthly rental rate of $2,076 for the 2001 period.

Residence operating expenses increased $5.7 million, or 5.7%, to $106.0 million for the 2002 Period from $100.3 million for the 2001 Period. Of this increase, $3.7 million was due to increases in payroll costs due to increased wages, benefits, and insurance, $915,000 was due to increases in property and liability insurance, $401,000 was due to increased bad debt expense, $404,000 was due to increased property taxes, and $410,000 was due to increased repairs and maintenance. These increases were partially offset by a decrease in utilities expense of $665,000.

Corporate general and administrative expenses increased $1.0 million, or 6.0%, to $18.1 million for the 2002 Period from $17.1 million for the 2001 Period. The increase was mainly due to an increase in payroll costs of $2.0 million. This increase was offset by decreases of $280,000 related to reduced fees and expenses for directors, $1.2 million related to lower professional fees, including financial advisory and legal, a $200,000 decrease in communication expense due to implementation of more efficient communications infrastructure, and $250,000 related to other overhead expenses due to implementation of more efficient cost saving strategies.

Building rentals decreased $3.5 million, or 22.3%, to $12.2 million for the 2002 Period from $15.7 million for the 2001 Period. The decrease in building rents resulted from renegotiated lease payments due to the reorganization plan and the purchase of certain lease facilities in 2001.

Depreciation and amortization decreased $3.1 million, or 31.8%, to $6.6 million for the 2002 Period from $9.7 million for the 2001 Period. The decrease in depreciation resulted from the reduction of assets to their estimated fair values in 2001.

Interest expense decreased $5.3 million, or 27.3%, to $14.1 million for the 2002 Period from $19.5 million for the 2001 Period. The decrease resulted from the reduction of debt in the reorganization and deferred financing costs that were written off to interest expense in 2001 from the reorganization of our debt.

Debt restructure and reorganization costs incurred during the 2002 Period were $708,000 as compared to $8.6 million in the 2001 Period. In the 2002 Period these costs consisted primarily of legal and accounting fees. In the 2001 Period, these costs include $7.4 million of professional fees, primarily legal, accounting and investment advisory fees and $1.2 million of payments related to the Plan made in accordance with employment agreements.

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

Loss from discontinued operations was $560,000 for the 2002 Period as compared to a loss of $786,000 in the 2001 Period. Income from discontinued operations relates to five properties sold in 2002 and one property sold in 2001. For the assets sold in 2001, we recognized a loss on the sale of $88,000 in 2001. For the assets sold in 2002, we recognized a loss on the sale of $552,000 in 2002.

During the 2001 Period, an extraordinary gain on reorganization of $79.5 million was recorded in accordance with the implementation of the Plan.

Liquidity and Capital Resources

At December 31, 2003, we had a working capital deficit of approximately $11.7 million, unrestricted cash and cash equivalents of $1.9 million and $8.0 million of unused commitment under our $15.0 million revolving credit facility.

Net cash provided by operating activities was approximately $13.1 million for the year ended December 31, 2003 compared to approximately $4.4 million for the year ended December 31, 2002. This increase was primarily related to an improvement in operating income of approximately $7.2 million.

Net cash provided by investing activities totaled approximately $5.3 million for the year ended December 31, 2003. The primary sources of cash from investing activities were: 1) the release of $6.8 million of restricted cash primarily associated with amending our Reimbursement Agreements with U.S. Bank and the refinancing of our loan with GE Capital; and 2) $2.6 million in proceeds from the sale of two properties. These sources of cash were partially offset by purchases of property and equipment totaling approximately $4.1 million.

Net cash used for financing activities was approximately $23.6 million during the year ended December 31, 2003, and includes approximately $99.9 million in debt repayments, offset by $80.4 million in new loan proceeds. Of the $99.9 million in debt repayments made in 2003, approximately $90.5 million relates to early retirement of debt associated with refinancing activities (see paragraph below), approximately $6.9 million relates to debt repayments associated with proceeds from asset sales and restricted cash releases, and approximately $2.5 million relates to regularly scheduled debt principal payments. Additionally, approximately $4.1 million of cash was used for debt issuance and extinguishment costs associated with refinancing activities.

In December 2003, the Company refinanced its Senior and Junior Secured Notes and the secured loan provided by GE Capital (collectively “Refinanced Debt”), which had a total principal amount of approximately $90.5 million at the refinancing date. The Senior Notes were due to mature in January 2009 and accrued interest at 10%. The Junior Notes were due to mature in January 2012, bearing interest payable in additional Junior Notes at 8% per annum through 2004 and bearing interest at 12% payable in cash beginning in 2005. The GE Capital loan had a maturity of January 2005, and accrued interest at LIBOR plus 4.5% with a minimum interest rate of 8%.

Under the terms of the Junior and Senior Indentures, the Indentures and notes were legally defeased effective December 29, 2003 and the notes were redeemed in their entirety.

The Refinanced Debt was retired using proceeds from a new $38.4 million loan from Red Mortgage Capital (“New FNMA Loan”), as lender for Fannie Mae, a new $35 million term loan and a $15 million revolving loan, both from GE Capital (“New GE Term Loan” and “New GE Credit Facility” respectively). The Company had borrowed $7 million of the $15 million New GE Credit Facility as of December 31, 2003.

The New FNMA Loan has a fixed interest rate of 6.24%, matures in 10 years, has a 25-year principal amortization and is secured by 24 residences, which serve as collateral. Both the New GE Term Loan and the New GE Credit Facility mature in 5 years, accrue interest at LIBOR plus 4.0%, which is calculated based on a 360 day year and charged for the actual number of days elapsed, with an interest rate floor of 5.75%, and are secured by a collective pool of 30 residences, which serve as collateral. The New GE Term Loan requires monthly interest payments and principal reductions based on a 25-year principal amortization schedule, with a balloon payment at maturity. The New GE Credit Facility has an initial revolving borrowing period of 2 years, which may be extended annually thereafter for three years upon mutual consent by GE Capital and the Company. During the initial revolving borrowing period, the New GE Credit Facility requires monthly interest payments and no principal reductions. If the initial revolving borrowing period is not extended, then the New GE Credit Facility converts from a revolving loan to a term loan with the same terms as the New GE Term Loan. The new loans from Red Mortgage Capital and GE Capital were entered into by subsidiaries of the Company and are non-recourse to the Company, subject to a limited guaranty by the Company.

The Company has a series of Reimbursement Agreements with U.S. Bank for Letters of Credit that support certain of our Revenue Bonds Payable. The total amount of these Letters of Credit was approximately $23.6 million as of December 31, 2003. In September 2003, the Company entered into an amendment to the Reimbursement Agreements effective as of June 2003, which primarily provided for the following modifications among other things: 1) release of approximately $4.3 million of previously restricted cash; 2) standardized and extended the expiration date of the letters of credit to January 2005; 3) amended the annual fees to be 2% of the stated amount of the letters of credit; 4) put in place new financial covenants.

Our agreements with U.S. Bank contain financial covenants including the following: 1) minimum net worth; 2) minimum debt service coverage; 3) minimum liquidity; 4) minimum earnings. Failure to comply with these covenants could constitute an event of default, which would allow U.S. Bank to declare any amounts outstanding under the loan documents to be due and payable. Any such default could have a material adverse effect on the Company. The agreements also require us to deposit $500,000 in cash collateral with U.S. Bank in the event certain regulatory actions are commenced with respect to the properties securing our obligations to U.S. Bank. U.S. Bank is required to release such deposits upon satisfactory resolution of the regulatory action.

Approximately $23.1 million of our indebtedness was secured by letters of credit held by U.S. Bank as of December 31, 2003, which in some cases have termination dates prior to the maturity of the underlying debt. As such letters of credit expire, in January 2005, we will need to extend the current letters of credit, obtain replacement letters of credit, post cash collateral or refinance the underlying debt. There can be no assurance that we will be able to extend the current letters of credit or procure replacement letters of credit from the same or other lending institutions on terms that are acceptable to us or at all. In the event that we are unable to obtain a replacement letter of credit or provide alternate collateral prior to the expiration of any of these letters of credit, we would be in default on the underlying debt.

Certain of our leases, loan agreements, and debt instruments contain covenants and cross-default provisions such that a default on one of those agreements could cause us to be in default on one or more other agreements, which would have a material adverse effect on the Company.

The Company leases 37 of its facilities, representing 1,426 units, from LTC Properties, Inc. (LTC). In accordance with the Company’s plan of reorganization, effective January 1, 2002, the Company entered into a Master Lease Agreement with LTC under which 16 leases were consolidated. This Master Lease Agreement provides for aggregate rent reductions of $875,000 per year and restructured the provision related to minimum rent increases for the 16 properties for the remaining initial term. The Master Lease Agreement and other LTC lease agreements also provide LTC with the option to exercise certain remedies, including the termination of the Master Lease Agreement and the other LTC leases, upon the occurrence of an Event of Default. A change of control of the Company is deemed to be an Event of Default if certain conditions are not met. A change of control is deemed to occur if, among other things, (i) any person, directly or indirectly, is or becomes the beneficial owner of thirty percent (30%) or more of the combined voting power of the Company’s outstanding voting securities, (ii) the stockholders approve under certain conditions a merger or consolidation of the Company with another corporation or entity, or (iii) the stockholders approve a plan of liquidation or sale of all or substantially all of the assets of the Company. However, if upon a change of control, the surviving entity has a net worth of $75 million or more, the change of control would not constitute an Event of Default. In addition, there are cross default provisions in the LTC leases. At the same time that the Company entered into the Master Lease Agreement, it also amended 16 other leases with LTC under which the renewal rights of certain of those leases are tied. The lease agreements between the Company and LTC expire according to the following schedule:

		Year of Lease
Number of LTC Properties		Expiration
	6	2007
	18	2008
	7	2009
	1	2010
	5	2015

Total	37

Sixteen of the 37 LTC leases expiring between 2007 and 2010 have been further consolidated into two groups of eight leases each for purposes of applying certain provisions of the underlying leases (collectively, the Pooled Leases). Specifically the Pooled Leases provide for the right to collectively extend the individual leases of each pool for two periods of five years each, provided no uncured events of default exist and the right to extend is exercised upon the earliest deadline of renewal for the individual lease in the pool. Under the terms of the Pooled Leases, the Company must elect to exercise its option to extend in 2007, or all of the leases will expire on their scheduled expiration date.

Below is summarized financial information for the 37 LTC properties:

	Three months ended
(in thousands)	March 31,	June 30,	September 30,	December 31,	Year to Date
(unaudited)	2002	2002	2002	2002	2002
Revenue	$7,873	$7,921	$8,315	$8,292	$32,401
Residence operating expenses	5,182	5,214	5,432	5,493	$21,321
Building rentals	2,120	2,120	2,120	2,120	$8,480
Depreciation & amortization	2	5	10	13	$30

Total operating expenses	7,304	7,339	7,562	7,626	29,831

Operating income	$569	$582	$753	$666	$2,570

	Three months ended
(in thousands)	March 31,	June 30,	September 30,	December 31,	Year to Date
(unaudited)	2003	2003	2003	2003	2003
Revenue	$8,448	$8,776	$8,855	$8,886	$34,965
Residence operating expenses	5,472	5,442	5,552	5,620	22,086
Building rentals	2,149	2,149	2,236	2,157	8,691
Depreciation & amortization	15	17	20	34	86

Total operating expenses	7,636	7,608	7,808	7,811	30,863

Operating income	$812	$1,168	$1,047	$1,075	$4,102

The occurrence of an Event of Default under the LTC leases, including a change of control of the Company that resulted in the termination of the LTC leases, would significantly impair the Company’s cash flow from operations and could have a material adverse effect on the Company.

Andre Dimitriadis, a member of the Company’s Board of Directors, is the President, Chief Executive Officer and Chairman of the Board of LTC Properties, Inc. (“LTC”). Mr. Dimitriadis, acting solely as a director of the Company and not in his capacity as an officer or director of LTC, has orally raised certain issues regarding compliance with certain of the LTC Leases, which include at this time, the following: 1) whether there are inconsistencies in the number of units that constitute the leased property in the Athens, Texas, Greenville, Texas and Tiffen, Ohio leases, 2) whether the LTC leases require insurance based on the limits stated in the lease on a per facility basis, and 3) whether the 4 LTC leases with Carriage House require Carriage House to deliver on an annual basis audited consolidated financial statements of Carriage House. Mr. Dimitriadis similarly raised the issue as to whether the Company is required to obtain licenses for the 2 facilities located in Elkhart, Indiana and Madison, Indiana as assisted living facilities.

Management believes that the Company has meritorious defenses available to it and/or could exercise its cure rights under the leases to resolve these matters in the event that LTC were to deliver a notice of default. LTC has not delivered any notice of default to the Company. However, the Company is continuing to review and assess these matters internally and no assurance can be given as to whether the eventual resolution of these issues will be favorable to the Company. The Company is in the process of obtaining licenses for the 2 Indiana properties as assisted living facilities which is expected to be completed by December 31, 2004. The Company provides LTC on an annual basis with annual consolidated audited financial statements of the Company, but not Carriage House, which was acquired in 1997.

Failure to favorably resolve these issues in a manner that avoids an occurrence of an Event of Default under one or more of the LTC leases would have a material adverse effect on the Company. This would include, but not be limited to, creating Events of Default on loan covenants regarding a significant portion of outstanding indebtedness which, if not cured, would make such indebtedness become immediately payable.

Our ability to make payments on and to refinance any of our indebtedness, to satisfy our lease obligations and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to draw additional amounts under our credit facility with GE Capital will depend on us maintaining certain levels of financial performance at the residences that serve as collateral for the credit facility.

Based upon our current level of operations, we believe that our current cash on hand, along with our available credit and cash flow from operations, are sufficient to meet our liquidity needs for at least the next twelve months.

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

Contractual Obligations and Commitments

We have future obligations for debt repayments, capital leases, and future minimum rentals under operating leases. A summary of our contractual obligations and commitments as of December 31, 2003 are as follows (in thousands):

		Payments Due by Period
		Less than 1	1-3	3-5	More than
Contractual Obligations	Total	year	years	years	5 years
Long-term debt	$147,648	$3,175	$7,349	$32,235	$104,889
Operating leases	88,811	13,363	26,174	25,293	23,981
Purchase commitments	2,910	797	818	518	777

Total	$239,369	$17,335	$34,341	$58,046	$129,647

Seasonality

We are subject to modest effects of seasonality. During the calendar fourth quarter holiday periods assisted living residents sometimes move out to join family celebrations and move-ins are often deferred. The first quarter of each calendar year usually coincides with increased illness among assisted living residents which can result in increased costs or increases in move-outs due to death or move-outs to skilled nursing facilities. As a result of these factors, assisted living operations sometimes produce greater earnings in the second and third quarters of a calendar year and lesser earnings in the first and fourth quarters. We do not believe that this seasonality will cause fluctuations in our revenues or operating cash flows to such an extent that we will have difficulty meeting our debt service obligations and paying our expenses, including rent, which do not fluctuate seasonally.

Inflation

We do not believe that inflation has materially adversely affected our operations. We expect, however, that salary and wage increases for our skilled staff will continue to be higher than average salary and wage increases, as is common in the health care industry. We expect that we will be able to offset the effects of inflation on salaries and other operating expenses by increasing rental and service rates, subject to applicable restrictions, with respect to services that are provided to residents eligible for Medicaid reimbursement.

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002.

Previously, the Company accounted for stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. No stock-based employee compensation expense for stock options was reflected in Net Income previous to April 1, 2003, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 and recognizes compensation expense according to the prospective transition method under SFAS No. 148. Under this method the Company expenses the fair value of all new stock options granted or modified after January 1, 2003.

Forward-looking statements and factors affecting our business and prospects.

This report on Form 10-K (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, World Wide Web posting or otherwise), may be deemed to constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include statements about the Company’s estimates, expectations, beliefs, intentions or strategies for the future, and the assumptions underlying these forward-looking statements. The Company uses the words “will,” “believes,” “anticipates,” “estimates,” “intends,” “expects,” “should,” “could,” and words of similar import, to identify these forward-looking statements. These forward-looking statements may be affected by risks and uncertainties, including without limitation (i) our ability to control costs and improve operating margins, (ii) our ability to increase occupancy, (iii) our ability to increase our revenue at a pace which exceeds expense inflation, (iv) our ability to operate our residences in compliance with evolving regulatory requirements, (v) the degree to which our future operating results and financial condition may be affected by a reduction in Medicaid reimbursement rates, (vi) our ability to extend or renegotiate our current debt agreements, and (vii) the risk factors discussed below. In light of such risks and uncertainties, our actual results could differ materially from such forward-looking statements. Caution should be taken not to place undue reliance on the Company’s forward-looking statements which represent the Company’s views only as of the date this report is filed. Except as may be required by law, we do not undertake any obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

We are highly leveraged; exposed to rising interest rates; and subject to financial and other covenants.

We are highly leveraged. We had total indebtedness, including short-term portion, of $147.6 million (principal amount) and shareholders’ equity of $30.0 million as of December 31, 2003. We are highly leveraged (see Notes 1 and 7 of the consolidated financial statements included elsewhere herein). The degree to which we are leveraged could have important consequences, including making it difficult to satisfy our debt or lease obligations; increasing our vulnerability to general adverse economic and industry conditions; limiting our ability to obtain additional financing; requiring dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on our debt and leases, thereby reducing the availability of such cash flow to fund working capital, capital expenditures or other general corporate purposes; limiting our flexibility in planning for, or reacting to, changes in our business or industry; and placing us at a competitive disadvantage to less leveraged competitors.

Future indebtedness, from commercial banks or otherwise, and lease obligations, including those related to REIT facilities, are expected to be based on interest rates prevailing at the time such debt and lease arrangements are obtained. As of December 31, 2003, the Company had $65.1 million of variable rate debt outstanding. Increases in prevailing interest rates would increase the Company’s interest or lease payment obligations and could have a material adverse effect on the Company’s business, financial condition, and results of operations.

In September 2003, the Company entered into an amendment to our Reimbursement Agreements with U.S. Bank effective as of June 2003, which, among other things, modified the financial covenants to include the following: 1) minimum net worth; 2) minimum debt service coverage; 3) minimum liquidity; 4) minimum earnings. Failure to comply with these covenants could constitute an event of default, which would allow U.S. Bank to declare any amounts outstanding under the loan documents to be due and payable. Any such default could have a material adverse effect on the Company.

In December 2003, in conjunction with refinancing activities (see Note 7 of the consolidated financial statements included elsewhere herein), the Company entered into a new loan agreement with GE Capital, which contains financial covenants that require a certain level of financial performance for the residences which serve as collateral for the loan. Failure to comply with these covenants could restrict loan amounts available to the Company under the loan agreement and could constitute an event of default, which would allow GE Capital to declare any amounts outstanding under the loan documents to be due and payable. Any such default could have a material adverse effect on the Company.

Our lease and mortgage debt agreements contain requirements to maintain specified levels of property and liability insurance. Failure to comply with these covenants could constitute an event of default that could have a material adverse affect on the Company. There can be no assurance that the insurance required under these agreements will be commercially available, or if available that corresponding premiums could be supported by the cash flow of the underlying properties.

We cannot provide assurance that we will comply in the future with the various financial or other covenants set forth in our various debt and lease agreements. If we fail to comply with one or more such covenants or any other debt or lease covenants (after giving effect to any applicable cure period), the lender or lessor may declare us in default of the underlying obligation and exercise any available remedies, which may include in the case of debt, declaring the entire amount of the debt immediately due and payable; foreclosing on any residences or other collateral securing the obligation; and in the case of a lease, terminating the lease and suing for damages.

Some of our debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations. Accordingly, if enforced, we could experience a material adverse effect on our financial condition.

If an active trading market does not develop for our securities, holders may not be able to resell those securities.

Our common stock currently trades on the over-the-counter bulletin board (“OTC.BB”) under the symbol “ASLC”. At this time there can be no assurances that our securities will ever be listed on any exchange, or that there will be an active trading market for our common stock.

We are party to legal proceedings.

Participants in the senior living and long-term care industry, including us, are routinely subject to lawsuits and claims. Many of the persons who bring these lawsuits and claims seek significant monetary damages, and these lawsuits and claims often result in significant defense costs. As a result, the defense and ultimate outcome of lawsuits and claims against us may result in higher operating expenses. Those higher operating expenses could have a material adverse effect on our business, financial condition, results of operations, cash flow or liquidity. We currently have no resident care lawsuits pending against us.

Certain of our leases may be terminated as a result of an increase in concentrated ownership in our common stock and upon occurrence of other events.

The Company leases 37 of its facilities, representing 1,426 units, from LTC Properties, Inc. (LTC). In accordance with the Company’s plan of reorganization, effective January 1, 2002, the Company entered into a Master Lease Agreement with LTC under which 16 leases were consolidated. This Master Lease Agreement provides for aggregate rent reductions of $875,000 per year and restructures the provision related to minimum rent increases for the 16 properties for the remaining initial term. The Master Lease Agreement and other LTC lease agreements also provides LTC with the option to exercise certain remedies, including the termination of the Master Lease Agreement and the other LTC leases, upon the occurrence of an Event of Default. A change of control of the Company is deemed to be an Event of Default. A change of control is deemed to occur if, among other things, (i) any person, directly or indirectly, is or becomes the beneficial owner of thirty percent (30%) or more of the combined voting power of the Company’s outstanding voting securities, (ii) the stockholders approve under certain conditions a merger or consolidation of the Company with another corporation or entity, or (iii) the stockholders approve a plan of liquidation or sale of all or substantially all of the assets of the Company. If the surviving entity has a net worth of $75 million or more, the change of control does not constitute an Event of Default. In addition, there are cross default provisions in the LTC leases. At the same time that the Company entered into the Master Lease Agreement, it also amended 16 other leases with LTC under which the renewal rights of certain of those leases are tied together differently than previously with certain other leases.

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

In order to protect ourselves against the lawsuits and claims made against us, we currently maintain insurance policies in amounts and covering risks that are consistent with industry practice. However, as a result of poor loss experience, a number of insurance carriers have stopped providing insurance coverage to the long-term care industry, and those remaining have increased premiums and deductibles substantially. While nursing homes have been primarily affected, assisted living companies, including us, have experienced premium and deductible increases. The Company utilized third-party insurance for losses and liabilities associated with professional liability claims subject to a self-insured retention of $100,000 per occurrence for the year ended December 31, 2000 and a self-insured retention of $250,000 for all states except Florida and Texas, which are subject to a self-insured retention of $500,000 per occurrence, for the years ended December 31, 2001 and 2002 and a self-insured retention of $500,000 for all states for the year ended December 31, 2003. The retention level was increased to $750,000 for all states as of January 1, 2004. For the years through 2002, the third-party insurance provides the following limits in excess of the self-insured retention: $1 million per occurrence; $3 million aggregate per location; and $15 million aggregate per policy year. For 2003 and 2004, the limit for aggregate loss per policy year was lowered to $10 million. If a lawsuit or claim arises which ultimately results in an uninsured loss or a loss in excess of insured limits, such an outcome could have a material adverse effect on the Company.

The Company utilized third-party insurance for losses and liabilities associated with workers’ compensation claims subject to deductible levels of $250,000 per occurrence for all claims incurred beginning January 1, 2000 through December 31, 2003. The Company has increased the deductible to $500,000 beginning January 1, 2004.

Assisted living providers are facing very difficult renewals. There can be no assurance that we will be able to obtain liability insurance in the future on commercially reasonable terms or at all. If a lawsuit or claim arises which ultimately results in an uninsured loss or a loss in excess of insured limits, such an outcome could have a material adverse effect on the Company.

Our current insurance policies expire on December 31, 2004 and there can be no assurance that the Company will be able to renew its current policies with comparable rates and terms, if at all, which could have a material adverse effect on our operations, cash flows and liquidity.

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

In the ordinary course of business, we receive and have received notices of deficiencies for failure to comply with various regulatory requirements. We review such notices and, in most cases, will agree with the regulator upon the steps to be taken to bring the facility into compliance with regulatory requirements. From time to time, we may dispute the matter and sometimes will seek a hearing if we do not agree with the regulator. In some cases or upon repeat violations, the regulator may take one or more adverse actions against a facility, such as the imposition of fines — the Company paid $15,000, $5,000, and $3,300 respectively, in the aggregate for the years ended December 31, 2001, 2002, and 2003; temporarily stop placement of admission of new residents, or imposition of other conditions to admission of new residents to a facility; termination of a facility’s Medicaid contract; conversion of a facility’s license to provisional status; and suspension or revocation of a facility’s license.

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

In 1996, the HIPAA law created comprehensive new requirements regarding the confidentiality of medical information that is or has been electronically transmitted or maintained. The Department of Health and Human Services enacted regulations implementing the law, and we have significantly changed the way we maintain and transmit healthcare information for our residents to comply with these regulations.

Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the health care industry, we believe the law has initially brought about significant and, in some cases, costly changes. HHS released two rules to date mandating the use of new standards with respect to certain health care transactions and health information. The first rule requires the use of uniform standards for common health care transactions, including health care claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits.

Second, HHS released new standards relating to the privacy of individually identifiable health information. These standards not only require our operators’ compliance with rules governing the use and disclosure of protected health information, but they also require entities to impose those rules, by contract, on any business associate to whom such information is disclosed. Rules governing the security of health information have been proposed but have not yet been issued in final form.

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

We are subject to various federal, state and local environmental laws, ordinances and regulations. Some of these laws, ordinances and regulations hold a current or previous owner, lessee or operator of real property liable for the cost of removal or remediation of some hazardous or toxic substances that could be located on, in or under such property. These laws and regulations often impose liability whether or not we knew of, or were responsible for, the presence of the hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial. Furthermore, there is no limit to our liability under such laws and regulations. As a result, our liability could exceed the property’s value and aggregate assets. The presence of these substances or failure to remediate these substances properly may also adversely affect our ability to sell our property, or to borrow using our property as collateral.

Many assisted living markets have been overbuilt and the market is highly competitive.

We expect competition in our industry to increase, which could cause our occupancy rates and resident fees to decline. The long-term care industry is highly competitive, and given the relatively low barriers to entry and continuing health care cost containment pressures, we expect that our industry will become increasingly competitive in the future. We believe that the industry is experiencing over-capacity in several of our markets, thereby intensifying competition and adversely affecting occupancy levels and pricing. We compete with other companies providing assisted living services as well as numerous other companies providing similar service and care alternatives, such as home healthcare agencies, independent living facilities, retirement communities, and skilled nursing facilities. We expect that competition will increase from new market entrants, as assisted living residences receive increased market awareness and more states decide to include assisted living services in their Medicaid program. Many of these competitors may have substantially greater financial resources than we do. Increased competition may limit our ability to attract or retain residents or maintain our existing rate structures. This could lead to lower occupancy rates or lower rate structures in our communities.

We also cannot predict the effect of the healthcare industry trend toward managed care on the assisted living marketplace. Managed care, an arrangement whereby service and care providers agree to sell specifically defined services to public or private payors in an effort to achieve more efficiency with respect to utilization and cost, is not currently a significant factor in the assisted living marketplace. However, managed care plans sponsored by insurance companies or HMOs may in the future affect pricing and the range of services provided in the assisted living marketplace.

If development of new assisted living facilities outpaces demand, we may experience decreased occupancy, depressed margins, and diminished operating results. We believe that some assisted living markets have become or are on the verge of becoming overbuilt. The barriers to entry in the assisted living industry are not substantial. Consequently, the development of new assisted living facilities could outpace demand. Overbuilding in the markets in which we operate could thus cause us to experience decreased occupancy and depressed margins and could otherwise adversely affect our operating results.

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

Our business depends significantly on our properties located in Texas, Indiana, Oregon, Ohio and Washington. As of December 31, 2003, 22.6% of our properties were located in Texas, 11.3% in Indiana, 10.2% in Oregon, 9.6% in Ohio and 9.0% in Washington. An economic downturn, or changes in the laws affecting our business in these markets could have a material adverse effect on our operating results. In addition, there can be no assurance that the economy in any of these markets will continue to grow.

We depend on reimbursement by governmental payors and other third parties for a significant portion of our revenues.

Although revenues at a majority of our residences come primarily from private payors, we derive a substantial portion of our revenues from reimbursements by third-party governmental payors, including state Medicaid waiver programs. We expect that state Medicaid waiver programs will continue to constitute a significant source of our revenues in the future, and it is possible that the proportionate percentage of revenue received by us from Medicaid waiver programs will increase or decrease. There are continuing efforts by governmental payors and by non-governmental payors, such as commercial insurance companies and health maintenance organizations, to contain or reduce the costs of health care by lowering reimbursement rates, increasing case management review of services and negotiating reduced contract pricing. Also, there have been, and we expect that there will continue to be, additional proposals to reduce the federal and some state budget deficits by limiting Medicaid reimbursement in general. If any of these proposals are adopted at either the federal or the state level, it could have a material adverse effect on our business, financial condition, results of operations and prospects. The state of Texas recently enacted a 2.5% decrease in the reimbursement rates that will be paid to provide services to Medicaid recipients.

The following table sets forth the sources of our revenue for states where we participate in Medicaid programs. The portion of revenues received from state Medicaid agencies are labeled as “Medicaid State Paid Portion” while the portion of our revenues that a Medicaid-eligible resident must pay out of his or her own resources is labeled “Medicaid Resident Paid Portion.”

	Twelve Months Ended			Twelve Months Ended
	December 31, 2002			December 31, 2003
	Medicaid		Private	Medicaid		Private
	State	Resident	Resident	State	Resident	Resident
	Paid	Paid	Paid	Paid	Paid	Paid
	Portion	Portion	Portion	Portion	Portion	Portion
Oregon	25.6%	15.6%	58.8%	27.6%	16.0%	56.4%
Washington	30.3%	19.6%	50.1%	31.6%	23.0%	45.5%
Idaho	14.6%	12.9%	72.5%	16.5%	16.5%	67.0%
Arizona	21.5%	15.3%	63.2%	25.3%	19.2%	55.5%
New Jersey	19.2%	9.8%	71.0%	20.2%	11.6%	68.2%
Texas	15.9%	9.0%	75.1%	17.1%	9.7%	73.2%
Iowa	0.2%	0.2%	99.6%	2.7%	1.9%	95.4%
Nebraska	10.2%	5.6%	84.2%	13.5%	7.3%	79.2%

In addition, although we manage the mix of private paying residents and Medicaid paying residents residing in our facilities, any significant increase in our Medicaid population could have an adverse effect on our financial position, results of operations and cash flows, particularly if the states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates.

We depend on attracting residents with sufficient resources to pay.

Approximately 86.4% of the Company’s total revenues for 2003 were attributable to private pay sources. The Company expects to continue to rely significantly on the ability of residents to pay for the Company’s services from their own or familial financial resources, or long-term care insurance. Many residents and prospective residents experienced decreased investment earnings, low interest rates on savings, and significant decreases in the market values of their retirement savings during the past two years. These conditions, as well as future inflation or weak economic conditions or other circumstances that adversely affect the ability of seniors to pay for the Company’s services could have a material adverse effect on the Company’s business, financial condition, and results of operations.

We are dependent on our senior management team.

We are highly dependent on our senior management team. If we were unable to retain these individuals, we might be adversely affected. Our industry is small and there is a limited pool of senior management personnel with significant experience in our industry. Accordingly, we believe we could experience significant difficulty in replacing key management personnel. Although we have employment contracts with our key management personnel, these contracts generally may be terminated without cause by either party.

We face risks with selective acquisitions.

We face risks associated with selective acquisitions. We may seek selective acquisition opportunities. However, we may not succeed in identifying any future acquisition opportunities or completing any identified acquisitions. The acquisition of residences presents a number of risks. Existing residences available for acquisition may frequently serve or target different market segments than those we presently serve. It may be necessary in these cases to re-position and renovate acquired residences or turn over the existing resident population to achieve a resident care level and income profile that is consistent with our objectives. In the past, these obstacles have delayed the achievement of acceptable occupancy levels and increased operating and capital expenditures. As a consequence, we currently plan to target assisted living residences with established operations, which could reduce the number of acquisitions we can complete and increase the expected cost. Even in these acquisitions, however, we may need to make staff and operating management personnel changes to successfully integrate acquired communities into our existing operations. We may not succeed in repositioning acquired communities or in effecting any necessary operational or structural changes and improvements on a timely basis. We also may face unforeseen liabilities attributable to the prior operator of the acquired communities, against whom we may have little or no recourse.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

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

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect our future earnings and cash flows. We had variable rate debt of $65.1 million outstanding at December 31, 2003 with a weighted average interest rate of 4.1%, of which $42.0 million has an interest rate floor of 5.75%. Assuming that our balance of variable rate debt, excluding $42.0 million which has an interest rate floor of 5.75%, remains constant at $23.1 million, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in net cash flows, of $231,350. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in net cash flows, of $231,350. For our $42.0 million of variable rate debt which has a interest rate floor of 5.75%, each one-percent increase in interest rates in excess of 5.75% would result in an annual increase in interest expense, and a corresponding decrease in net cash flows, of $420,000. Conversely, each one-percent decrease at interest rates of 6.75% or greater would result in an annual decrease in interest expense, and a corresponding increase in net cash flows, of $420,000.

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates of our long-term debt (in thousands).

								Fair Value
	December 31, Expected Maturity Date							December 31,
						There-
	2004	2005	2006	2007	2008	after	Total	2002	2003
Long-term debt:
Fixed rate	$1,444	$1,607	$1,724	$1,851	$25,773	$50,114	$82,513	$45,417	$85,695
Average interest rate	7.05%	7.05%	7.05%	7.04%	6.60%	6.60%	6.94%
Variable rate	$1,731	$1,891	$2,127	$2,246	$2,365	$54,775	$65,135	$71,632	$65,135
Average interest rate	4.17%	4.21%	4.25%	4.30%	4.36%	4.36%	4.27%

Total long-term debt	$3,175	$3,498	$3,851	$4,097	$28,138	$104,889	$147,648	$117,049	$150,830
Average interest rate	5.79%	5.81%	5.84%	5.87%	5.43%	5.43%	5.72%
Reorganization Notes:
Senior Notes	$—	$—	$—	$—	$—	$—	$—	$35,571	$—
Junior Notes (1)	$—	$—	$—	$—	$—	$—	$—	$11,849	$—
Total Notes	$—	$—	$—	$—	$—	$—	$—	$47,420	$—
Total Long-term debt and Notes	$3,175	$3,498	$3,850	$4,097	$28,138	$104,889	$147,648	$164,469	$150,830

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

Item 8. Financial Statements and Supplementary Data

ASSISTED LIVING CONCEPTS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
of Assisted Living Concepts, Inc. and Subsidiaries:

We have audited the consolidated financial statements of Assisted Living Concepts, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2003 and 2002 (Successor Company), and the results of operations and cash flows of the Predecessor Company for the year ended December 31, 2001 and of the Successor Company for each of the years in the two-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for stock options in 2003.

(signed) KPMG LLP

Dallas, Texas
March 5, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ASSISTED LIVING CONCEPTS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December 31,	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$7,165	$1,943
Cash restricted for resident security deposits	1,929	104
Accounts receivable, net of allowance for doubtful accounts of $230 and $706 at December 31, 2002 and 2003	2,715	3,415
Escrow deposits	2,050	3,269
Prepaid expenses	1,334	1,187
Assets held for sale	9,727	—
Cash restricted for workers’ compensation claims	4,696	4,014
Other current assets	1,143	1,395

Total current assets	30,759	15,327
Restricted cash	5,315	1,012
Property and equipment, net	177,930	182,972
Deferred income taxes	—	606
Other assets, net	2,036	4,297

Total assets	$216,040	$204,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$769	$1,800
Accrued real estate taxes	4,836	3,720
Accrued interest expense	2,174	96
Accrued payroll expense	5,021	7,275
Other accrued expenses	5,718	6,982
Income taxes payable	—	1,267
Resident security deposits	1,991	1,262
Other current liabilities	976	989
Current portion of unfavorable lease adjustment	607	490
Current portion of long-term debt and capital lease obligations	11,521	3,175

Total current liabilities	33,613	27,056
Other liabilities	463	523
Unfavorable lease adjustment, net of current portion	2,508	2,327
Long-term debt and capital lease obligations, net of current portion	109,078	144,279
Senior and Junior Secured notes	41,993	—

Total liabilities	187,655	174,185
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $01 par value; 3,250,000 shares authorized; none issued or outstanding	—	—
Common stock, $01 par value; 20,000,000 shares authorized; issued and outstanding 6,431,759 shares at December 31, 2002 and 6,431,925 shares at December 31, 2003 (68,241 shares to be issued upon settlement of pending claims)	65	65
Additional paid-in capital	32,734	34,221
Accumulated deficit	(4,414)	(4,257)

Total shareholders’ equity	28,385	30,029

Total liabilities and shareholders’ equity	$216,040	$204,214

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Predecessor	Successor
	Company	Company
	Years Ended December 31,
	2001	2002	2003
Revenue	$146,948	$153,731	$168,012
Operating expenses:
Residence operating expenses	100,280	105,997	111,965
Corporate general and administrative	17,119	18,141	18,438
Building rentals	15,738	12,223	12,704
Depreciation and amortization	9,745	6,646	7,010

Total operating expenses	142,882	143,007	150,117

Operating income	4,066	10,724	17,895
Other income (expense):
Interest expense	(19,465)	(14,145)	(13,714)
Interest income	650	214	179
Other income (expense), net	30	61	(73)

Total other expense, net	(18,785)	(13,870)	(13,608)

Income (loss) before extinguishment of debt, debt restructure and reorganization costs, fresh start adjustments, discontinued operations, and extraordinary item	(14,719)	(3,146)	4,287
Loss on early extinguishment of debt	—	—	(2,956)
Debt restructure and reorganization costs	(8,581)	(708)	—
Fresh start adjustments	(119,320)	—	—

Income (loss) from continuing operations before income taxes	(142,620)	(3,854)	1,331
Income tax expense	—	—	1,668

Loss from continuing operations	(142,620)	(3,854)	(337)
Discontinued operations:
Income (loss) from operations (including gains and losses on sales of assets)	(786)	(560)	830
Income tax expense	—	—	336

Income (loss) from discontinued operations	(786)	(560)	494

Income (loss) before extraordinary item	(143,406)	(4,414)	157
Extraordinary item — gain on reorganization	79,520		—

Net income (loss)	$(63,886)	$(4,414)	$157

Basic earnings per share:
Loss from continuing operations	$(8.33)	$(0.59)	$(0.05)
Income (loss) from discontinued operations	(0.05)	(0.9)	0.07
Extraordinary item	4.65	—	—

Net income (loss)	$(3.73)	$(0.68)	$0.02

Diluted earnings per share:
Loss from continuing operations	$(8.33)	$(0.59)	$(0.05)
Income (loss) from discontinued operations	(0.05)	(0.09)	0.07
Extraordinary item	4.65	—	—

Net income (loss)	$(3.73)	$(0.68)	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income	Earnings (Deficit)	Equity
Balance at December 31, 2000, Predecessor Company	17,121	$171	$144,451	$(239)	$(80,497)	$63,886
Net loss	—	—	—	—	(63,886)	(63,886)

Balance at December 31, 2001, Predecessor Company	17,121	171	144,451	(239)	(144,383)	—
Fresh start reclassifications	(17,121)	(171)	(144,451)	239	144,383	—

Issuance of common stock	6,500	65	32,734	—	—	32,799

Balance at December 31, 2001, Successor Company	6,500	65	32,734	—	—	32,799
Net loss	—	—	—	—	(4,414)	(4,414)

Balance at December 31, 2002, Successor Company	6,500	65	32,734	—	(4,414)	28,385
Net income	—	—	—	—	157	157
Utilization of tax net operating losses	—	—	1,229	—	—	1,229
Exercise of stock options	—	—	1	—	—	1
Stock-based compensation	—	—	257	—	—	257

Balance at December 31, 2003, Successor Company	6,500	$65	$34,221	$—	$(4,257)	$30,029

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Predecessor	Successor
	Company	Company
	Years Ended December 31,
	2001	2002	2003
Operating Activities:
Net income (loss)	$(63,886)	$(4,414)	$157
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,349	6,761	7,010
Stock-based compensation expense	—	—	257
Loss on extinguishment of debt	—	—	2,956
Amortization of debt issuance costs	3,708	106	110
Extraordinary gain on reorganization	(79,520)	—	—
Fresh start adjustments	119,320	—	—
Amortization of fair value adjustment to building rentals	—	(681)	(298)
Amortization of fair market adjustment to long-term debt	—	427	418
Amortization of discount on long-term debt	—	451	577
Straight line adjustment to building rentals	—	374	149
Interest paid-in-kind	—	1,244	1,339
Provision for doubtful accounts	(61)	340	778
(Gain) loss on sale or disposal of assets, net	88	728	(833)
Deferred income taxes	—	—	623
Changes in assets and liabilities:
Accounts receivable	181	(727)	(1,478)
Deposit escrows	(1,193)	(242)	(1,219)
Prepaid expenses and other current assets	4,260	254	791
Other assets	3,193	(197)	(67)
Accounts payable	(1,258)	(681)	1,031
Accrued expenses	5,846	836	327
Other liabilities	(8,754)	(156)	462

Net cash provided by (used in) operating activities	(7,727)	4,423	13,090
Investing Activities:
Decrease (increase) in restricted cash	(4,123)	(1,522)	6,810
Purchases of property and equipment	(2,094)	(2,621)	(4,061)
Acquisition of properties	(23,500)	—	—
Sales of property and equipment	—	4,751	2,569

Net cash provided by (used in) investing activities	(29,717)	608	5,318
Financing Activities:
Payments on bridge loan	(4,000)	—	—
Proceeds from long-term debt	49,924	3,508	80,400
Proceeds from DIP facility	1,000	—	—
Proceeds from exercise of stock options	—	—	1
Payments on long-term debt and capital lease obligations	(4,692)	(7,372)	(99,882)
Payment of costs for debt issuance and extinguishment	(6,155)	(79)	(4,149)

Net cash provided by (used in) financing activities	36,077	(3,943)	(23,630)

Net increase (decrease) in cash and cash equivalents	(1,367)	1,088	(5,222)
Cash and cash equivalents, beginning of period	7,444	6,077	7,165

Cash and cash equivalents, end of period	$6,077	$7,165	$1,943

Supplemental disclosure of cash flow information:
Cash payments for interest	$11,181	$10,864	$13,925
Non-cash transactions:
Elimination of deferred gain on purchase of leased properties	$1,786	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies

The Company

Assisted Living Concepts, Inc. (“the Company”) owns, leases and operates assisted living residences which provide housing to residents who require assistance with their daily activities. The Company provides personal care and support services and makes available routine health care services, as permitted by applicable law, designed to meet the needs of its residents.

Reorganization

On October 1, 2001, Assisted Living Concepts, Inc. (the “Company”), and its wholly owned subsidiary, Carriage House Assisted Living, Inc. voluntarily filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The bankruptcy court gave final approval to the first amended joint plan of reorganization (the “Plan”) on December 28, 2001, and the plan became effective on January 1, 2002 (the “Effective Date”). As a result of the consummation of the Plan, the Company recognized an extraordinary gain on reorganization of $79.5 million in 2001.

The Company held back from the initial issuance of Common Stock and Notes on the Effective Date, $440,178 of Senior Secured Notes, $166,775 of Junior Secured Notes and 68,241 shares of Common Stock (collectively, the “Reserve”) to be issued to holders of general unsecured claims at a later date. The total amount of, and the identities of all of the holders of, the general unsecured claims were not known as of the Effective Date, either because they were disputed or they were not made by their holders prior to December 19, 2001, the cutoff date for calculating the Reserve (the “Cutoff Date”). In conjunction with the refinancing (see Note 7), the Senior and Junior Notes held in Reserve were defeased and the proceeds were distributed in accordance with the Plan. The shares of New Common Stock held in the Reserve are scheduled to be distributed pro rata to the general unsecured creditors in 2004.

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

In adopting the requirements of fresh-start reporting as of December 31, 2001, the Company was required to value its assets and liabilities at fair value and eliminate its accumulated deficit as of December 31, 2001. A $32.8 million reorganization value was determined by the Company with the assistance of financial advisors in reliance upon various valuation methods, including discounted projected cash flow analysis and other applicable ratios and economic industry information relevant to the operation of the Company and through negotiations with various creditor parties in interest. Net fresh-start adjustments totaling $119.3 million were charged to the statement of operations. The adjustments included a $110.9 million write-down of property and equipment.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Predecessor Company for the year ended December 31, 2001, and the Successor Company as of December 31, 2002 and 2003 and the years ended December 31, 2002 and 2003. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents and Marketable Securities

Cash equivalents of $6,447,000 and $210,000 at December 31, 2002 and 2003, respectively, consist of highly liquid investments with maturities of three months or less at the date of purchase. Any investments in marketable securities are stated at fair value with any unrealized gains or losses included as accumulated other comprehensive loss in shareholders’ equity. Interest income is recognized when earned. As of December 31, 2002 and 2003, the company had no investments in marketable securities.

Escrow Deposits

Under certain mortgage and loan agreements, the Company is required to make escrow deposits for taxes, insurance, and replacement or repair of property assets. Escrow deposits were $2.1 million and $3.3 million at December 31, 2002 and 2003.

Other Current Assets

The Company’s other current assets consist of the following as of December 31 (in thousands):

	2002	2003
Supplies	$923	$913
Refundable deposits	188	482
Other	32	—

Total other current assets	$1,143	$1,395

Leases

The Company determines the classification of its leases as either operating or capital at their inception. The Company re-evaluates such classification whenever circumstances or events occur that require the reevaluation of the leases.

The Predecessor and Successor Companies accounted for arrangements entered into under sale and leaseback agreements pursuant to Statement of Financial Accounting Standards (SFAS) No. 98, “Accounting for Leases.” For transactions that qualify as sales and operating leases, a sale is recognized and the asset is removed from the books. For transactions that qualify as sales and capital leases, the sale is recognized, but the asset remains on the books and a capital lease obligation is recorded. Transactions that do not qualify for sales treatment are treated as financing transactions. In the case of financing transactions, the asset remains on the books and a finance obligation is recorded as part of long-term debt. Losses on sale and leaseback agreements are recognized at the time of the transaction absent indication that the sales price is not representative of fair value. Gains are deferred and recognized on a straight-line basis over the initial term of the lease. In accordance with fresh-start reporting, such gains were eliminated from the Predecessor Company’s books as of the Effective date.

All of the Company’s leases contain various provisions for annual increases in rent, or rent escalators. Certain of these leases contain rent escalators with future minimum annual rent increases that are not considered contingent rents. The total amount of the rent payments under such leases with non-contingent rent escalators is being charged to expense on the straight-line method over the term of the leases. The Company records a deferred credit, included in other liabilities, to reflect the excess of rent expense over cash payments which is subsequently reduced in the later years as the cash payments exceed the rent expense. Deferred rent credits at December 31, 2003 totaled $520,000.

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

Deferred Financing Costs

Financing costs related to the issuance of debt are capitalized as other assets and amortized to interest expense over the term of the related debt using a method which approximates the effective interest method. As a result of the refinancing completed in December 2003 (see Note 7), the Company charged the $448,000 deferred financing balance related to the extinguished debt to expense. Deferred financing costs of $3.6 million were recorded related to the new financing.

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

Unfavorable Leases

As of the Effective Date, the Successor Company revalued its leases in conjunction with the implementation of fresh-start reporting. Amortization of unfavorable leases is computed using the straight-line method and credited to rent expense over the life of the respective leases.

Revenue Recognition

Revenue is recognized when services are rendered and consists of residents’ fees for basic housing and support services and fees associated with additional services such as routine health care and personalized assistance on a fee for service basis.

Allowance for Doubtful Accounts

Estimated provisions for doubtful accounts are recorded each period as an expense to the consolidated statements of operations. The Company utilizes the “Aging Method” to evaluate the adequacy of the allowance for doubtful accounts. This method is based upon applying estimated standard allowance requirement percentages to each accounts receivable aging category. The Company has developed estimated standard allowance requirement percentages by utilizing our understanding of the nature and collectibility of receivables in the various aging categories and the various segments of our business. The allowance for doubtful accounts is determined utilizing the aging method described above while also considering accounts specifically identified as uncollectible and other factors.

Classification of Expenses

Residence operating expenses exclude all expenses associated with the Company’s corporate home office or support functions, which have been classified as corporate general and administrative expense.

Net Income (Loss) Per Common Share

Basic earnings per share (EPS) is calculated using net income (loss) attributable to common shares divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated in periods with net income using income attributable to common shares divided by the weighted average number of common shares and dilutive potential common shares outstanding for the period. The weighted average common shares used for basic net income (loss) per common share was 17,121,000 for the year ended December 31, 2001 and 6,500,000 for the years ended December 31, 2002 and 2003. The effect of stock options and other potentially dilutive shares for the years ended December 31, 2001 and 2002 is antidilutive and therefore is excluded from the calculation. The effect of dilutive stock options using the treasury stock method added 170,626 shares for the year ended December 31, 2003.

Pursuant to fresh-start accounting, common stock was adjusted to reflect the capitalization of the Successor Company in accordance with the Plan.

Segment Reporting

Financial Accounting Standards Board Statement (FASB) of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information requires public enterprises to report certain information about their operating segments in a complete set of financial statements to shareholders. It also requires reporting of certain enterprise-wide information about the Company’s products and services, its activities in different geographic areas, and its reliance on major customers. The basis for determining the Company’s operating segments is the manner in which management operates the business. The Company has no foreign operations and no customers which provide over 10 percent of gross revenue. The Company reviews operating results at the residence level; it also meets the aggregation criteria in order to report the results as one business segment.

Use of Estimates

The Company has made certain estimates and assumptions relating to the reporting of assets and liabilities, and the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. Significant estimates include professional liability, workers’ compensation, fresh-start accounting adjustments, the evaluation of long-lived assets for impairment, and allowance for doubtful accounts.

Workers’ Compensation and Professional Liability

The Company utilizes third-party insurance for losses and liabilities associated with workers’ compensation and professional liability claims subject to deductible and retention levels (see Notes 11 and 12). Losses up to the deductible or retention level are accrued based upon the Company’s estimates of the aggregate liability for claims incurred based on Company and industry experience.

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

Long-term debt — The fair value of the Company’s long term-debt is estimated based on 1) terms for same or similar debt instruments, or 2) terms of recently completed transactions of similar nature or terms offered to the Company, or 3) quoted market rates.

The estimated fair values of the Company’s long-term debt (in thousands) is as follows:

	December 31, 2002	December 31, 2003
Carrying value	$162,592	$147,454
Fair value	$164,469	$150,830

Stock-based Compensation

The Company’s stock-based compensation plans are described in Note 10. Previously, the Company accounted for stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. No stock-based employee compensation expense for stock options was reflected in Net Income (Loss) previous to April 1, 2003, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and recognizes compensation expense according to the prospective transition method under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. Under this method the Company expenses the fair value of all new stock options granted after January 1, 2003. The following table illustrates the effect on net income (loss) and earnings per share had the company applied the fair value accounting method to all of the Company’s stock option grants.

	Predecessor
	Company	Successor Company
	Years Ended December 31,
	2001	2002	2003
	in thousands	in thousands	in thousands
Net income (loss), as reported	$(63,886)	$(4,414)	$157
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	157
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards granted, net of related tax effects	—	(105)	(188)

Pro forma net income (loss)	$(63,886)	$(4,519)	$126

Net income (loss) per share:
Basic — as reported	$(3.73)	$(0.68)	$0.02
Basic — pro forma	$(3.73)	$(0.70)	$0.02
Diluted — as reported	$(3.73)	$(0.68)	$0.02
Diluted — pro forma	$(3.73)	$(0.70)	$0.02

Reclassification of Assets Held for Sale

The proposed sale of nine South Carolina properties was terminated in May 2003 due to the purchaser’s inability to obtain suitable financing. The Company discontinued marketing the properties at that time. The transfer of the assets held for sale to assets held for use did not result in any significant gain or loss.

2. Cash

The Company’s cash and cash equivalents consist of the following as of December 31 (in thousands):

	2002	2003
Cash	$718	$1,733
Cash equivalents	6,447	210

Total cash and cash equivalents	$7,165	$1,943

3. Cash Restricted for Resident Security Deposits

As required under the G.E. Capital debt agreement, the Company has maintained restricted cash accounts for the funds held for certain resident security deposits. Such requirements under the Company’s credit facility with GE Capital ceased upon extinguishment of the debt on December 29, 2003 (see Note 7). The Company is also required to maintain a restricted cash account for resident security deposits associated with the Oregon Housing and Community Service Department loans. The amount of cash restricted for resident security deposits was $1,929,000 and $104,000 as of December 31, 2002 and 2003.

4. Restricted Cash

Restricted cash classified as non-current consists of the following as of December 31 (in thousands):

	2002	2003
Cash held as collateral for various letters of credit	$976	$1,012
Cash held for loan agreements with U.S. Bank National Association	4,339	—

Total restricted cash	$5,315	$1,012

5. Leases

A summary of leases that the Company has entered into is as follows:

		Number of
		Sale and
	Number	Leaseback
	of Leased	Residences	Total
	Residences	Accounted for	Number of	Units Under
	(“Oregon	as Operating	Operating	Operating
	Leases”)	Leases	Leases	Leases
Leases at December 31, 2000	6	64	70	2,634
Leases entered into during 2001	—	2	2	78
Lease terminations during 2001	(1)	—	(1)	(34)
Leased facilities purchased during 2001	—	(16)	(16)	(573)

Leases at December 31, 2001 and 2002	5	50	55	2,105
Other	—	—	—	(1)

Leases at December 31, 2003	5	50	55	2,104

The Company has five Oregon leases (the “Oregon Leases”) where the lessor in each case obtained funding through the sale of bonds issued by the state of Oregon, Housing and Community Services Department (“OHCS”). In connection with the Oregon Leases, the Company entered into “Lease Approval Agreements” with OHCS and the lessor, pursuant to which the Company is obligated to comply with the terms and conditions of certain regulatory agreements to which the lessor is a party (see Note 7). The leases, which have fixed terms of 10 years, have been accounted for as operating leases. Aggregate deposits on these residences as of December 31, 2003 totaled $90,000, which are reflected in other assets. The Company previously had six Oregon Leases and terminated one of these leases effective December 1, 2001 in accordance with the Plan. The lessor of this property filed a claim against the Company in the bankruptcy proceedings regarding the early termination of this lease. The claim was approved by the Court and resulted in the issuance of $90,502 of Senior Notes, $34,290 of Junior Notes and 14,031 shares of common stock to this lessor.

In June 1999, the Company amended all of its 37 leases with LTC. These amendments included provisions to eliminate future minimum annual rent increases, or “rent escalators,” that were not deemed to be contingent rents. Because of the rent escalators, prior to the amendments, the Company accounted for rent expense related to such leases on a straight-line basis. From the date of the amendment forward, the Company has accounted for the amended leases on a contractual cash payment basis and amortizes the deferred rent balance, at the date of the amendment, over the remaining initial term of the leases. Those amendments also redefined the lease renewal option with respect to certain leases and provided the lessor with the option to declare an event of default in the event of a change of control under certain circumstances. In addition, the amendments also provide the Company with the ability, subject to certain conditions, to sublease or assign its leases with respect to two Washington residences. (see Note 9).

The LTC lease agreements provide LTC with the option to exercise certain remedies, including the termination of the leases, upon the occurrence of an Event of Default. A change of control of the Company is deemed to be an Event of Default if certain conditions are not met. A change of control is deemed to occur if, among other things, (i) any person, directly or indirectly, is or becomes the beneficial owner of thirty percent (30%) or more of the combined voting power of the Company’s outstanding voting securities, (ii)

the stockholders approve under certain conditions a merger or consolidation of the Company with another corporation or entity, or (iii) the stockholders approve a plan of liquidation or sale of all or substantially all of the assets of the Company. However, if upon a change of control, the surviving entity has a net worth of $75 million or more, the change of control would not constitute an Event of Default. In addition, there are cross default provisions in the LTC leases. At the same time that the Company entered into the Master Lease Agreement, it also amended 16 other leases with LTC under which the renewal rights of certain of those leases are tied together.

Andre Dimitriadis, a member of the Company’s Board of Directors, is the President, Chief Executive Officer and Chairman of the Board of LTC Properties, Inc. (“LTC”). Mr. Dimitriadis, acting solely as a director of the Company and not in his capacity as an officer or director of LTC, has orally raised certain issues regarding compliance with certain of the LTC Leases, which include at this time, the following: 1) whether there are inconsistencies in the number of units that constitute the leased property in the Athens, Texas, Greenville, Texas and Tiffen, Ohio leases, 2) whether the LTC leases require insurance based on the limits stated in the lease on a per facility basis, and 3) whether the 4 LTC leases with Carriage House require Carriage House to deliver on an annual basis audited consolidated financial statements of Carriage House. Mr. Dimitriadis similarly raised the issue as to whether the Company is required to obtain licenses for the 2 facilities located in Elkhart, Indiana and Madison, Indiana as assisted living facilities.

Management believes that the Company has meritorious defenses available to it and/or could exercise its cure rights under the leases to resolve these matters in the event that LTC were to deliver a notice of default. LTC has not delivered any notice of default to the Company. However, the Company is continuing to review and assess these matters internally and no assurance can be given as to whether the eventual resolution of these issues will be favorable to the Company. The Company is in the process of obtaining licenses for the 2 Indiana properties as assisted living facilities which is expected to be completed by December 31, 2004. The Company provides LTC on an annual basis with annual consolidated audited financial statements of the Company, but not Carriage House, which was acquired in 1997.

Failure to favorably resolve these issues in a manner that avoids an occurrence of an Event of Default under one or more of the LTC leases would have a material adverse effect on the Company. This would include, but not be limited to, creating Events of Default on loan covenants regarding a significant portion of outstanding indebtedness which, if not cured, would make such indebtedness become immediately payable.

Certain of the Company’s leases and loan agreements contain covenants and cross-default provisions such that a default on one of those instruments could cause the Company to be in default on one or more other instruments. Pursuant to certain lease agreements, the Company restricted $1.0 million of cash balances as additional collateral (see Note 4).

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

As of December 31, 2003, future minimum annual lease payments under operating leases are as follows (in thousands):

2004	$13,363
2005	12,969
2006	13,205
2007	12,809
2008	12,484
Thereafter	23,981

Total	$88,811

6. Property and Equipment

As of December 31, 2002 and 2003, property and equipment, consist of the following (in thousands):

	2002	2003
Land	$20,169	$21,180
Buildings and building improvements	154,931	162,952
Equipment	5,426	7,554
Furniture	3,607	4,093
Vehicles	166	471
Improvements in progress	—	265

Total property and equipment	184,299	196,515
Less accumulated depreciation and amortization	(6,369)	(13,543)

Property and equipment, net	$177,930	$182,972

As of the Effective Date, the Successor Company adjusted its property, plant and equipment to estimated fair value in conjunction with the implementation of fresh-start reporting.

Land, buildings and certain furniture and equipment relating to 30 residences serve as collateral for the GE Capital loans (See Note 7) and 24 residences serve as collateral for the Red Mortgage Capital — FNMA loan (See Note 7) and 41 residences serve as collateral for other debt.

Depreciation and amortization expense was $9.7 million, $6.6 million and $7.0 million for the years ended December 31, 2001, 2002, and 2003, respectively.

7. Debt

As of December 31, 2002 and 2003, debt consists of the following (in thousands):

	December 31, 2002		December 31, 2003
	Carrying	Principal	Carrying	Principal
	Amount	Amount	Amount	Amount
Trust Deed Notes, payable to the State of Oregon Housing and Community Services Department (OHCS) (Oregon Notes) due 2028	$9,685	$9,582	$9,508	$9,412
Variable Rate Multifamily Revenue Bonds, payable to the Washington State Housing Finance Commission Department (Washington Bonds) due 2028	7,217	7,295	6,897	6,970
Variable Rate Demand Housing Revenue Bonds, Series 1997, payable to the Idaho Housing and Finance Association (Idaho Bonds) due 2017	6,277	6,345	5,996	6,060
Variable Rate Demand Housing Revenue Bonds, Series A-1 and A-2 payable to the State of Ohio Housing Finance Agency (Ohio bonds) due 2018	11,451	11,575	9,989	10,105
Housing and Urban Development (HUD) Insured Mortgages due 2036	7,329	7,410	7,280	7,358
Mortgage loans due 2008	27,996	27,948	27,384	27,343
G.E. Capital loan due 2005	42,541	43,366	—	—
Senior Secured Notes due 2009	35,750	35,750	—	—
Junior Secured Notes due 2012	14,320	16,494	—	—
Red Capital (Fannie Mae) due 2013	—	—	38,400	38,400
G.E. Capital Term Loan due 2008	—	—	35,000	35,000
G.E. Capital Credit Facility due 2008	—	—	7,000	7,000
Capital lease obligations	26	26	—	—

Total debt	162,592	$165,791	147,454	$147,648

Less current portion	11,521		3,175

Long-term debt	$151,071		$144,279

The Oregon Notes are secured by buildings, land, furniture and fixtures of six Oregon residences. The notes are payable in monthly installments including interest at effective rates ranging from 7.4% to 9.0%.

The Washington Bonds are secured by a $7.1 million letter of credit and buildings, land, furniture and fixtures of the five Washington residences and had an interest rate of 1.2% at December 31, 2003. The letter of credit expires in January 2005 and has an annual commitment fee of 2.0%.

The Idaho Bonds are secured by a $6.2 million letter of credit and buildings, land, furniture and fixtures of four Idaho residences and had an interest rate of 1.2% at December 31, 2003. The letter of credit expires in January 2005 and has an annual commitment fee of 2.0%.

The Ohio Bonds are secured by a $10.3 million letter of credit and buildings, land, furniture and fixtures of six Ohio residences and had an interest rate of 1.2% at December 31, 2003. The letter of credit expires in January 2005 and has an annual commitment fee of 2.0%.

The HUD insured mortgages include three separate loan agreements entered into in 2001. The mortgages are each secured by a separate facility in Texas. These loans mature between July 1, 2036 and August 1, 2036 and collectively require monthly principal and interest payments of $47,493. The loans bear interest at fixed rates ranging from 7.4% and 7.6%.

At December 31, 2003, mortgage loans include three fixed rate loans secured by seven Texas residences, three Oregon residences and three New Jersey residences. These loans collectively require monthly principal and interest payments of $230,000, with balloon payments of $11.8 million, $5.3 million and $7.2 million due at maturity in May, August and September 2008, respectively. These loans bear interest at fixed rates ranging from 7.6% to 8.7%.

As of the Effective Date, the Successor Company revalued its long-term debt in conjunction with the implementation of fresh-start reporting. At December 31, 2001, an adjustment of $3.1 million was recorded to reduce long-term debt to its fair market value. Amortization of this adjustment is computed using the straight-line method over the life of the corresponding debt.

In December 2003, the Company refinanced its Senior and Junior Secured Notes and the secured loan provided by GE Capital (collectively “Refinanced Debt”), which had a total principal amount of approximately $90.5 million at the refinancing date. The Senior Notes were due to mature in January 2009 and accrued interest at 10%. The Junior Notes were due to mature in January 2012, bearing interest payable in additional Junior Notes at 8% per annum through 2004 and bearing interest at 12% payable in cash beginning in 2005. The GE Capital loan had a maturity of December 2004, and accrued interest at LIBOR plus 4.5% with a minimum interest rate of 8%.

Under the terms of the Junior and Senior Indentures, the notes were legally defeased effective December 29, 2003.

The Refinanced Debt was retired using proceeds from a new $38.4 million loan from Red Mortgage Capital (“New FNMA Loan”), as lender for Fannie Mae, a new $35 million term loan and a $15 million revolving loan, both from GE Capital (“New GE Term Loan” and “New GE Credit Facility”, respectively). The Company had borrowed $7 million of the $15 million New GE Credit Facility as of December 31, 2003.

The New FNMA Loan has a fixed interest rate of 6.24%, matures in 10 years, has a 25-year principal amortization and is secured by 24 residences, which serve as collateral. Both the New GE Term Loan and the New GE Credit Facility mature in 5 years, accrue interest at LIBOR plus 4.0%, which is calculated based on a 360 day year and charged for the actual number of days elapsed, with an interest rate floor of 5.75%, and are secured by a collective pool of 30 residences, which serve as collateral. The New GE Term Loan requires monthly interest payments and principal reductions based on a 25-year principal amortization schedule, with a balloon payment at maturity. The New GE Credit Facility has an initial revolving borrowing period of 2 years, which may be extended annually thereafter for three years upon mutual consent by GE Capital and the Company. During the initial revolving borrowing period, the New GE Credit Facility requires monthly interest payments, no principal reductions, and accrues interest on the unused loan availability at a rate of 0.75% per year, which is paid quarterly. If the initial revolving borrowing period is not extended, then the New GE Credit Facility converts from a revolving loan to a term loan with the same terms as the New GE Term Loan. The New GE Term Loan and the New GE Credit Facility contain financial covenants that require a certain level of financial performance for the residences which serve as collateral for the loan. The new loans from Red Mortgage Capital and GE Capital were entered into by subsidiaries of the Company and are non-recourse to the Company, subject to a limited guaranty by the Company.

As of December 31, 2003, the following annual principal payments are required (in thousands):

2004	$3,175
2005	3,498
2006	3,851
2007	4,097
2008	28,138
Thereafter	104,889

Total	$147,648

The Company has a series of Reimbursement Agreements with U.S. Bank for Letters of Credit that support certain of our Revenue Bonds Payable. The total amount of these Letters of Credit was approximately $23.6 million as of December 31, 2003. In September 2003, the Company entered into an amendment to the Reimbursement Agreements effective as of June 2003, which primarily provided for the following modifications among other things: 1) release of approximately $4.3 million of previously restricted cash; 2) standardized and extended the expiration date of the letters of credit to January 2005; 3) amended the annual fees to be 2% of the stated amount of the letters of credit; 4) put in place new financial covenants.

The Company’s agreements with U.S. Bank contain financial covenants to include the following: 1) minimum net worth; 2) minimum debt service coverage; 3) minimum liquidity; and 4) minimum earnings. Failure to comply with these covenants could constitute an event of default, which would allow U.S. Bank to declare any amounts outstanding under the loan documents to be due and payable. The agreements also require the Company to deposit $500,000 in cash collateral with U.S. Bank in the event certain regulatory actions are commenced with respect to the properties securing the Company’s obligations to U.S. Bank. U.S. Bank is required to release such deposits upon satisfactory resolution of the regulatory action.

Approximately $23.1 million of the Company’s indebtedness was secured by letters of credit held by U.S. Bank as of December 31, 2003, which in some cases have termination dates prior to the maturity of the underlying debt. As such letters of credit expire, in January 2005, the Company will need to extend the current letters of credit, obtain replacement letters of credit, post cash collateral or refinance the underlying debt. There can be no assurance that the Company will be able to extend the current letters of credit or procure replacement letters of credit from the same or other lending institutions on terms that are acceptable to us or at all. In the event that the Company is unable to obtain a replacement letter of credit or provide alternate collateral prior to the expiration of any of these letters of credit, the Company would be in default on the underlying debt.

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

In addition, the terms of certain outstanding indebtedness and certain lease agreements may restrict the Company’s ability to pay cash dividends.

8. Income Taxes

The Company had taxable income for both financial reporting and tax return purposes for the year ended December 31, 2003. The Company incurred a loss for financial reporting and tax return purposes for the years ended December 31, 2001 and 2002 and as such, there was no current or deferred tax provision allocated to the loss from continuing operations, discontinued operations or to the extraordinary gain on reorganization in those years.

The provision for income taxes differs from the amount of tax determined by applying the applicable U.S. statutory federal rate to income (loss) from continuing operations as a result of the following items at December 31:

	Predecessor	Successor
	Company	Company
	2001	2002	2003
Statutory federal tax rate	(34.0)%	(34.0)%	34.0%
Non-deductible goodwill	1.0%	—%	—%
Reorganization cost not deductible	2.1%	5.4%	—%
State income taxes, net of federal benefit	—%	—%	6.2%
Other non-deductible expenses	—%	—%	2.8%
Change in valuation allowance	30.9%	28.6%	(10.1)%
Utilization of Predecessor Company NOL’s recorded as additional paid in capital			92.4%

Effective tax rate	—%	—%	125.3%

Income tax expense attributable to income from continuing operations consists of the following at December 31, 2003 (in thousands):

Current:
Federal	$543
State	672

1,215
Deferred:
Federal	340
State	113

453

Total	$1,668

An analysis of the significant components of deferred tax assets and liabilities consists of the following as of December 31, 2002 and 2003 (in thousands):

	2002	2003
Property and equipment, primarily due to depreciation and fresh start adjustments	$28,912	$21,378
Net operating loss carryforward	8,440	4,817
Built-in losses limited under Section 382 of the internal revenue code	—	10,124
Investment in joint venture operations	1,475	1,342
Other	7,229	5,932

Total deferred tax assets	46,056	43,593
Valuation allowance	(44,956)	(42,843)
Deferred tax liabilities:
Other	(1,100)	(144)

Total deferred tax liabilities	(1,100)	(144)

Net deferred tax asset	$—	$606

The increase in the total valuation allowance for the years ended December 31, 2001 and 2002 was $18.1 million and $1.4 million respectively. The decrease in the total valuation allowance for the year ended December 31, 2003 was $2.1 million.

At December 31, 2003, the Company has approximately $12.7 million of net operating loss (NOL) carryforwards which will expire between 2009 and 2022. The NOLs are subject to certain provisions of the Internal Revenue Code which restricts the utilization of the losses. In addition, any net unrealized built-in losses resulting from the excess of tax basis over the carrying value of the Company’s assets (primarily property and equipment) as of the Effective Date, which are recognized within five years are also subject to these provisions. Section 382 of the Internal Revenue Code imposes limitations on the utilization of the loss carryforwards and built-in losses after certain changes of ownership of a loss company. The Company is deemed to be a loss company for these purposes. Under these provisions, the Company’s ability to utilize these loss carryforwards and built-in losses in the future will generally be subject to an annual limitation of approximately $1.6 million. The net unrealized built-in losses were $26.8 million at December 31, 2003.

No valuation allowance has been provided for currently payable taxes that give rise to a deferred tax asset subject to carryback claims. There can be no assurances that the Company will be able to utilize other NOLs or built-in losses and therefore management has established a 100 percent valuation allowance to offset the remaining net deferred tax asset.

Pursuant to SOP 90-7, the income tax benefit, if any, of any realization of the NOL carryforwards and other deductible temporary differences existing as of the Effective Date is recorded as an adjustment to additional paid-in capital.

9. Related Party Transactions

Andre Dimitriadis, a member of the Company’s Board of Directors, is the President, Chief Executive Officer and Chairman of the Board of LTC Properties, Inc. (“LTC”). The Company currently leases 37 properties from LTC. (See Note 5). The Company incurred annual lease expense of $9.0 million, $8.5 million and $8.7 million for the years ended December 31, 2001, 2002, and 2003 respectively, pursuant to these leases.

10. Stock Option Plans and Restricted Stock

Predecessor Company

Prior to January 1, 2002, the Company had two stock option plans, which were cancelled when the Company emerged from bankruptcy. There were no options granted during 2001. Outstanding options for 1,473,898 shares were cancelled effective December 31, 2001 in accordance with the Company’s Plan of reorganization.

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

	December 31,
	2002	2003
Expected dividend yield	0%	0%
Expected volatility	46.1%	58.9%
Risk-free interest rate	3.4%	3.9%
Expected life (in years)	7	7

A summary of the status of the Company’s stock options as of December 31, 2002 and 2003 and changes during the years ended December 31, 2002 and 2003 is presented below.

	2002		2003
		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options at beginning of the year	—	$—	251,000	$3.18
Granted	264,500	3.18	390,400	4.07
Exercised	—	—	(166)	3.35
Canceled	(13,500)	3.30	(46,134)	3.37

Options at end of the year	251,000	$3.18	595,100	$3.75

Options exercisable at end of year	28,853		145,446
Weighted-average fair value of options granted during the year	$1.66		$2.31

The following table summarizes information for the Company’s stock options outstanding at December 31, 2003 issued to employees of the Company:

		Weighted-	Weighted-
Range of		Average	Average
Exercise	Number	Remaining	Exercise	Number
Prices	Outstanding	Life	Price	Exercisable
$2.94 - $3.84	556,900	8.8 years	$3.49	145,446
$4.98 - $7.75	38,200	9.9 years	$7.60	—

11. Workers’ Compensation

As of December 31, 2003, the Company utilized third-party insurance for losses and liabilities associated with workers’ compensation claims subject to deductible levels of $250,000 per occurrence for all claims incurred beginning January 1, 2000 through December 31, 2003. The Company has increased the deductible to $500,000 beginning January 1, 2004. Claims incurred prior to January 1, 2000 were fully insured. Losses up to these deductible levels are accrued based upon the Company’s estimates of the aggregate liability for claims incurred based on Company and industry experience. At December 31, 2002 and 2003, other accrued expenses include reserves for workers’ compensation claims of approximately $2.7 million and $3.2 million, respectively.

In addition, the Company maintains cash deposits as required by the insurance carrier. At December 31, 2002 and 2003, such deposits were $4.7 million and $4.0 million, respectively. These deposits will be utilized to pay future claim settlements.

12. Professional Liability

As of December 31, 2003, the Company utilized third-party insurance for losses and liabilities associated with professional liability claims subject to a self-insured retention of $100,000 per occurrence for the year ended December 31, 2000 and a self-insured retention of $250,000 for all states except Florida and Texas, which are subject to a self-insured retention of $500,000 per occurrence, for the years ended December 31, 2001 and 2002 and a self-insured retention of $500,000 for all states for the year ended December 31, 2003. The retention level was increased to $750,000 for all states as of January 1, 2004. For the years through 2002, the third-party insurance provides the following limits in excess of the self-insured retention: $1 million per occurrence; $3 million aggregate per location; and $15 million aggregate per policy year. For 2003 and 2004, the limit for aggregate loss per policy year was lowered to $10 million. If a lawsuit or claim arises which ultimately results in an uninsured loss or a loss in excess of insured limits, such an outcome could have a material adverse effect on the Company.

Losses up to the retention levels are accrued based upon the Company’s estimates of the aggregate liability for claims incurred based on Company and industry experience. At December 31, 2002 and 2003, other accrued expenses includes reserves for professional liability claims payable of approximately $1.6 million, and $2.1 million respectively.

13. Legal Proceedings

The Company is involved in ordinary, routine, or regulatory legal proceedings incidental to its business. In the aggregate, such legal proceedings should not have a material adverse effect on the Company’s financial condition, results of operations, cash flow and liquidity.

14. Employee Benefit Plans

The Company has a 401(k) Savings Plan (“the Savings Plan”) which is a defined contribution plan covering employees of Assisted Living Concepts, Inc. who have three months of service and are age 21 or older. Each year participants may contribute up to 15% of pre-tax annual compensation and 100% of any Employer paid cash bonus (not to exceed statutory limits), as defined in the Savings Plan. ALC may provide matching contributions as determined annually by ALC’s Board of Directors. Contributions are subject to certain limitations. The Company has not made any contributions to this Savings Plan.

15. Liquidity

The Company had working capital deficits of $2,854,000 and $11,729,000 at December 31, 2002 and December 31, 2003, respectively.

The Company has certain contingencies and reserves, including litigation reserves, recorded as current liabilities at December 31, 2003 that management believes it will not be required to liquidate in cash during 2004. However, in the event that all current liabilities become due within twelve months, the Company may be required to obtain debt financing and/or sell securities on unfavorable terms. There can be no assurance that such action may not be necessary to ensure appropriate liquidity for the operations of the Company.

16. Concentration of Credit Risk

The Company depends on the economies of Texas, Indiana, Oregon, Ohio and Washington and to some extent, on the continued funding of State Medicaid waiver programs in some of those states. As of December 31, 2003, 22.6% of the Company’s properties were in Texas, 11.3% in Indiana, 10.2% in Oregon, 9.6% in Ohio and 9.0% in Washington. Adverse changes in general economic factors affecting the respective health care industries or laws and regulator environment in each of these states, including Medicaid reimbursement rates, could have a material adverse effect on the Company’s financial condition and results of operations.

State Medicaid reimbursement programs constitute a significant source of revenue for the Company. During the years ended December 31, 2001, 2002, and 2003 direct payments received from state Medicaid agencies accounted for approximately 12.1%, 12.8%, and 13.6% respectively, of the Company’s revenue while the resident paid portion received from Medicaid residents accounted for approximately 7.2%, 7.9%, and 8.9% respectively, of the Company’s revenue during these periods. The Company expects in the future that State Medicaid reimbursement programs will constitute a significant source of revenue for the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14. Principal Accountant Fees and Services

Information required by this item is included under the caption Principal Accountant Fees and Services in our Proxy Statement for our Annual Meeting of Shareholders and is incorporated herein by reference.

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

     (b) Reports on Form 8-K

We filed a report on Form 8-K on November 14, 2003 pursuant to Items 7 and 12 of Form 8-K announcing the Company’s financial results for the quarter ended September 30, 2003.

We filed a report on Form 8-K on December 5, 2003 pursuant to Item 5 of Form 8-K announcing the new CFO and resignation of Matthew Patrick.

We filed a report on Form 8-K on December 30, 2003 pursuant to Item 5 of Form 8-K announcing the refinance of $88 million in debt and the redemption of all Junior and Senior Notes.

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Assisted Living Concepts Inc.
Registrant

March 30, 2004	By:	/s/ Steven Vick

Name: Steven Vick
Title: Chief Executive Officer,
President and Director

March 30, 2004	By:	/s/ Edward A. Barnes

Name: Edward A. Barnes
Title: Senior Vice President, Chief Financial
Officer, Chief Accounting Officer, Secretary,
and Treasurer

EXHIBIT 24.1

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

     That the undersigned officers and directors of Assisted Living Concepts, Inc. do hereby constitute and appoint Steven L. Vick or Ed Barnes, and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable to comply with the Securities and Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Annual Report on Form 10-K or amendment or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agent, or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

     IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the dated indicated opposite his or her name.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Steven L. Vick	Director, President and	March 30, 2004
Chief Executive Officer
Steven L. Vick

/s/ Edward A. Barnes	Senior Vice President,	March 30, 2004
Chief Financial Officer, Chief
Edward A. Barnes	Accounting Officer, Secretary
and Treasurer

/s/ W. Andrew Adams	Director and Chairman of the Board	March 30, 2004

W. Andrew Adams

/s/ Andre C. Dimitriadis	Director	March 30, 2004

Andre C. Dimitriadis

/s/ Mark Holliday	Director	March 30, 2004

Mark Holliday

/s/ Leonard Tannenbaum	Director	March 30, 2004

Leonard Tannenbaum

SCHEDULE II

ASSISTED LIVING CONCEPTS, INC.

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2001, 2002, AND 2003
(In thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at	Charged		Balance at
	Beginning	to Costs		End
Description	of Year	and Expenses	Deductions(1)	of Year(2)
Year ended December 31, 2001:
Valuation accounts deducted from assets:
Allowance for doubtful receivables	$1,399	$(61)	$1,338	$—

Tax valuation allowance	$25,530	$18,076	$—	$43,606

Year ended December 31, 2002:
Valuation accounts deducted from assets:
Allowance for doubtful receivables	$	$340	$110	$230

Tax valuation allowance	$43,606	$1,350	$—	$44,956

Year ended December 31, 2003:
Valuation accounts deducted from assets:
Allowance for doubtful receivables	$230	$778	$302	$706

Tax valuation allowance	$44,956	$(2,113)	$—	$42,843

(1)	Represents amounts written off. For the year ended December 31, 2001, the deductions also includes $193,000 of fresh-start adjustments.

(2)	Balance at December 31, 2001 is that of the Successor Company.

ASSISTED LIVING CONCEPTS, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit
No.	Description
2.1	First Amended Joint Plan of Reorganization of the Debtors dated October 30, 2001 (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 8-K dated October 30, 2001).

3.1	Articles of Incorporation of the Company (Incorporated by reference to the same titled exhibit to the Pursuant to NRS78.207, filed on November 13, 2001 as Exhibit T3A-1 to the Company’s Application for Qualification of Indentures on Form T-3).

3.2	Form of Amended and Restated Articles of Incorporation of the Company effective as of January 1, 2002 Qualification of Indentures on Form T-3, filed on November 13, 2001). (Incorporated by reference to the same Company’s Application for Qualification of Indentures on Form T-3, filed on November 13, 2001).

3.3	Certificate of Incorporation of Carriage House Assisted Living, Inc. (Incorporated by reference to the same titled exhibit to the Company’s Application for Qualification of Indentures on Form T-3, filed on November 13, 2001).

3.4	Form of Restated Certificate of Incorporation of Carriage House Assisted Living, Inc. effective as January 1, 2002 (Incorporated by reference to the same titled exhibit to the Company’s Application For Qualification of Indentures on Form T-3, filed on November 13, 2001).

3.5	Certificate of Incorporation of Home and Community Care, Inc. (Incorporated by reference to the same titled exhibit to the Company’s Application for Qualification of Indentures on Form T-3, filed on November 13, 2001).

3.6	Articles of Incorporation of ALC Indiana, Inc. (Incorporated by reference to the same titled exhibit to the Company’s Application for Qualification of Indentures on Form T-3, filed on November 13, 2001).

3.7	Bylaws of the Company (Incorporated by reference to the same titled exhibit to the Company’s Registration Statement on Form S-1, File No. 33-83938).

3.8	Bylaws of Carriage House (Incorporated by reference to the same titled exhibit to the Company’s Application for Qualification of Indentures on Form T-3, filed on November 13, 2001).

3.9	Bylaws of Home and Community Care, Inc. (Incorporated by reference to the same titled exhibit to the Company’s Application for Qualification of Indentures on Form T-3, filed on November 13, 2001).

3.10	Bylaws of ALC Indiana, Inc. (Incorporated by reference to the same titled exhibit to the Company’s Application for Qualification of Indentures on Form T-3, filed on November 13, 2001).

4.1	Form of Indenture, dated as of January 1, 2002, among the Company, Carriage House Assisted Living, Inc., Home and Community Care, Inc., ALC Indiana, Inc. and BNY Midwest Trust Company, as Trustee, of the Senior Secured Notes of the Company, due 2009 (Incorporated by reference to Exhibit T3C to the Company’s Senior Secured Notes Amended Application for Qualification of Indentures on Form T-3/A, filed on December 19, 2001).

4.2	Form of Indenture, dated as of January 1, 2002, among the Company, Carriage House Assisted Living, Inc., Home and Community Care, Inc., ALC Indiana, Inc. and BNY Midwest Trust Company, as Trustee, of the Junior Secured Notes of the Company, due 2012 (Incorporated by reference to Exhibit T3C to the Company’s Junior Secured Notes Amended Application for Qualification of Indentures on Form T-3/A, filed on December 19, 2001).

4.3	Registration Rights Agreement, dated as of January 1, 2002, by and among the Company, LTC Healthcare, Inc., LTC Properties, Inc., National Health Investors, Inc., and Cerberus Capital Management, L.P. (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2001.)

4.4	2002 Incentive Award Plan of the Company (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2001.)

Exhibit
No.	Description
10.1	Reimbursement Agreement, dated as of November 1, 1996, between the Company and U.S. Bank of Washington, National Association (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1998).

10.2	Reimbursement Agreement, dated as of July 1, 1997, between the Company and United States National Bank of Oregon (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1998).

10.3	Reimbursement Agreement, dated as of July 1, 1998, between the Company and U.S. Bank National Association (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31,1998).

10.4	Deed of Trust and Security Agreement, dated March 31, 1998, among DMG Texas ALC, Partners, L.P., American Title Company of Houston and Transatlantic Capital Company (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1998).

10.5	Mortgage and Security Agreement, dated November 12, 1998, between DMG New Jersey ALC, Inc. and Transatlantic Capital Company (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1998).

10.6	Deed of Trust and Security Agreement, dated July 10, 1998, among DMG Oregon ALC, Inc., Chicago Title Company and Transatlantic Capital Company (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1998).

10.7	Amendment and Modification of Reimbursement Agreements, dated as of August 18, 1999, by and between the Company and U.S. Bank National Association (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1998).

10.8	Loan Agreement, dated as of February 20, 2001, among Heller Healthcare Finance, Inc., as Agent and a Lender, the financial institutions who are or become parties thereto as Lenders, ALC Ohio, Inc. and ALC Pennsylvania, Inc., ALC Iowa, Inc., ALC Nebraska, Inc. and ALC New Jersey, Inc., as Borrowers, and the parties who are or become Borrowers thereunder (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 8-K, dated May 9, 2001).

10.9	Guaranty, dated as of February 20, 2001, by the Company for the benefit of Heller Healthcare Finance, Inc. (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 8-K, dated May 9, 2001).

10.10	Guaranty, dated as of January 1, 2002, by the Company for the benefit of Heller Healthcare Finance, Inc. (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2001.)

10.11	Third Amendment and Modification of Reimbursement Agreement, dated as of March 12, 2001, between the Company and U.S. Bank National Association. (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2000).

10.12	First Amendment to Loan Documents, as of June 27, 2001, between ALC Ohio, Inc., ALC Pennsylvania, Inc., ALC Iowa, Inc., ALC Nebraska, Inc., ALC New Jersey, Inc., ALC Indiana, Inc., Assisted Living Concepts, Inc. and Heller Healthcare Finance, Inc. (Incorporated by reference to the same Titled exhibit to the Company’s Report on Form 10-Q for the quarter ended June 30, 2001).

10.13	Second Amendment to Loan Documents between Assisted Living Concepts, Inc., ALC Ohio, Inc., ALC Pennsylvania, Inc., ALC Iowa, Inc., ALC Nebraska, Inc., ALC New Jersey, Inc., ALC Indiana, Inc., and Heller Healthcare Finance, Inc., dated October 3, 2001 (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 2001).

10.14	Amended and Restated Employment Agreement, effective as of January 1, 2001, between the Company and Wm. James Nicol (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 8-K dated June 29, 2001).

Exhibit
No.	Description
10.15	First Amendment to the Amended and Restated Employment Agreement, dated as of January 2, 2002, between the Company and Wm. James Nicol (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2001.)

10.16	First Amended Joint Disclosure Statement of the Debtors Pursuant to Section 1125 of the Bankruptcy Code dated October 30, 2001 (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 8-K dated October 30, 2001).

10.17	Amended Findings of Fact, Conclusions of Law and Order Confirming the Joint Plan of Reorganization dated December 28, 2001 (Incorporated by reference to the Company’s Report on Form 8-K dated December 28, 2001).

10.18	Employment Agreement, effective as of February 18, 2002, by and between the Company and Steven Vick (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2001.)

10.19	Amended and Restated Employment Agreement, effective as of January 1, 2002, by and between the Company and Sandra Campbell (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2001.)

10.20	Amended and Restated Employment Agreement, effective as of January 1, 2002, by and between the Company and Nancy Inez Gorshe (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2001.)

10.21	Amended and Restated Employment Agreement, effective as of January 1, 2002, by and between the Company and Drew Q. Miller (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2001.)

10.22	Employment Agreement, effective January 1, 2001, by and between the Company and Ron W. Kerr (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2001.)

10.23	Amendment to Employment Agreement, effective January 1,2002, by and between the Company and Ron W. Kerr (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2002.)

10.24	Fourth Amendment and Modification of Reimbursement Agreement, dated as of May 14, 2002, between the Company and U.S. Bank National Association. (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2002.)

10.25	Employment Agreement, effective May 16, 2002, by and between the Company and Matthew G. Patrick. (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2002.)

10.26	Employment Agreement, effective August 12, 2002, by and between the Company and Linda L. Martin. (Incorporated by reference to the same titled exhibit to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2002.)

10.27	Fifth Amendment and Modification of Reimbursement Agreement, dated as of June 30, 2003, between the Company and U.S. Bank National Association. (Filed herewith.)

10.28	Loan Agreement, dated as of December 23, 2003, among General Electric Capital Corporation, as Agent and a Lender, the other financial institutions who are or become parties thereto as Lenders, ALC Properties II, Inc. and Texas ALC II, Inc., as Borrowers, and the parties who are or become Borrowers thereunder. (Filed herewith).

10.29	Multifamily Mortgage Note, dated December 29, 2003, between Red Mortgage Capital, as Lender, Texas ALC Partners, L.P. and ALC Properties, Inc. as borrowers. (Filed herewith).

10.30	Employment Agreement, effective December 15, 2003, by and between the Company and Edward A. Barnes. (Filed herewith).

Exhibit
No.	Description
10.31	Master Lease Agreement between LTC Properties, Inc., and Texas-LTC LP, as lessor, and the Company as lessee dated November 30, 2001. (filed herewith).

10.32	First Amendment to Leases between LTC Properties, Inc., and Texas-LTC LP, as lessor, and the Company as lessee dated December 31, 1998. (filed herewith).

10.33	Second Amendment to Leases between LTC Properties, Inc., and Texas-LTC LP, as lessor, and the Company as lessee dated November 30, 2001. (filed herewith).

10.34	Form of lease between LTC Properties, Inc., and Texas-LTC LP, as lessor, and the Company as lessee dated November 30, 2001. (filed herewith).

14	Code of Ethics. (Filed herewith).

21	List of Subsidiaries of the Company. (Filed herewith).

24.1	Power of Attorney (see page 56.)

31.1	Certification of Steven L. Vick pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002 (filed herewith).

31.2	Certification of Edward A. Barnes pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002 (filed herewith).

32.1	Certification of Steven L. Vick pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Edward A. Barnes pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99	Letter dated March 29, 2004 from Andre C. Dimitrradis to the Company regarding lease issues and filing of the Company's Report on Form 10-K for the year ended December 31, 2003. (filed herewith).