Form 10-Q
period 2004-03-31
ASSISTED LIVING CONCEPTS INC
filed 2004-05-11
CIK 929994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

     Yes [X] No [  ]

     The registrant had 6,431,925 shares of common stock, $.01 par value, outstanding at May 7, 2004.

ASSISTED LIVING CONCEPTS, INC.

FORM 10-Q
March 31, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSISTED LIVING CONCEPTS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December 31,	March 31,
	2003	2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,943	$94
Cash restricted for resident security deposits	104	104
Accounts receivable, net of allowance for doubtful accounts of $706 at December 31, 2003 and $649 at March 31, 2004	3,415	2,869
Escrow deposits	3,269	3,888
Prepaid expenses	1,187	3,732
Cash restricted for workers’ compensation claims	4,014	4,358
Other current assets	1,395	1,039

Total current assets	15,327	16,084
Restricted cash	1,012	1,014
Property and equipment, net	182,972	181,867
Deferred income taxes	606	885
Other assets, net	4,297	4,054

Total assets	$204,214	$203,904

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,800	$1,437
Accrued real estate taxes	3,720	4,345
Accrued interest expense	96	434
Accrued payroll expense	7,275	6,473
Other accrued expenses	6,982	7,925
Income taxes payable	1,267	1,732
Resident security deposits	1,262	1,244
Other current liabilities	989	2,683
Current portion of unfavorable lease adjustment	490	483
Current portion of long-term debt and capital lease obligations	3,175	3,317

Total current liabilities	27,056	30,073
Other liabilities	523	627
Unfavorable lease adjustment, net of current portion	2,327	2,211
Long-term debt and capital lease obligations, net of current portion	144,279	139,211

Total liabilities	174,185	172,122
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 3,250,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; issued and outstanding 6,431,925 shares at December 31, 2003 and at March 31, 2004 (68,241 shares to be issued upon settlement of pending claims)	65	65
Additional paid-in capital	34,221	34,421
Accumulated deficit	(4,257)	(2,704)

Total shareholders’ equity	30,029	31,782

Total liabilities and shareholders’ equity	$204,214	$203,904

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2003	2004
Revenue	$41,144	$42,556
Operating expenses:
Residence operating expenses	27,723	28,737
Corporate general and administrative	4,342	4,572
Building rentals	3,105	3,162
Depreciation and amortization	1,676	1,902

Total operating expenses	36,846	38,373

Operating income	4,298	4,183
Other income (expense):
Interest expense	(3,429)	(2,388)
Interest income	36	34
Other expense, net	(4)	(4)

Total other expense, net	(3,397)	(2,358)

Income from continuing operations before income taxes	901	1,825
Income tax expense	364	272

Income from continuing operations	537	1,553
Discontinued operations:
Income from operations (including gain on sale of assets)	830	—
Income tax expense	336	—

Income from discontinued operations	494	—

Net income	$1,031	$1,553

Basic earnings per share:
Income from continuing operations	$0.08	$0.24
Income from discontinued operations	0.08	—

Net income	$0.16	$0.24

Diluted earnings per share:
Income from continuing operations	$0.08	$0.23
Income from discontinued operations	0.08	—

Net income	$0.16	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2003	2004
Operating Activities:
Net income	$1,031	$1,553
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,676	1,902
Stock-based compensation expense	—	64
Amortization of debt issuance costs	27	145
Amortization of fair value adjustment to building rentals	(155)	(123)
Amortization of fair market adjustment to long-term debt	97	3
Amortization of discount on long-term debt	135	—
Straight line adjustment to building rentals	111	16
Interest paid-in-kind	330	—
Provision for doubtful accounts	252	9
Gain on sale of assets	(899)	—
Deferred income taxes	—	(142)
Changes in assets and liabilities:
Accounts receivable	(850)	537
Deposit escrows	345	(619)
Prepaid expenses and other current assets	(655)	(2,189)
Other assets	(311)	98
Accounts payable	1,006	(363)
Accrued expenses	(2,174)	1,104
Other liabilities	(42)	2,229

Net cash provided by (used in) operating activities	(76)	4,224
Investing Activities:
Decrease (increase) in restricted cash	313	(346)
Purchases of property and equipment	(427)	(797)
Sales of properties	2,569	—

Net cash provided by (used in) investing activities	2,455	(1,143)
Financing Activities:
Proceeds from long-term debt	—	8,000
Payments on long-term debt and capital lease obligations	(2,808)	(12,930)

Net cash used in financing activities	(2,808)	(4,930)

Net decrease in cash and cash equivalents	(429)	(1,849)
Cash and cash equivalents, beginning of period	7,165	1,943

Cash and cash equivalents, end of period	$6,736	$94

Supplemental disclosure of cash flow information:
Cash payments for interest	$3,847	$1,903
Cash payments for income taxes	$25	$—

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The Company

Assisted Living Concepts, Inc., (“the Company”) operates owned and leased free-standing assisted living residences which provide housing to older persons who need help with the activities of daily living such as bathing and dressing. The Company provides personal care and support services and makes available routine health care services, as permitted by applicable law, designed to meet the needs of its residents.

2. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company without audit and in the opinion of management include all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results of operations for each of the three months ended March 31, 2003 and 2004, pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading.

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results for a full year.

The results of operations for the three months ended March 31, 2003 and 2004 reflect the continuing operations of 177 residences. Results of operations for two residences sold in March 2003 are included in discontinued operations in the accompanying financial statements. (See Note 5).

3. Long-Term Debt

As of December 31, 2003 and March 31, 2004, long-term debt consists of the following (in thousands):

	December 31, 2003		March 31, 2004
	Carrying	Principal	Carrying	Principal
	Amount	Amount	Amount	Amount
Trust Deed Notes, payable to the State of Oregon Housing and Community Services Department (OHCS) (Oregon Notes) due 2028	$9,508	$9,412	$9,447	$9,353
Variable Rate Multifamily Revenue Bonds, payable to the Washington State Housing Finance Commission Department (Washington Bonds) due 2028	6,897	6,970	6,898	6,970
Variable Rate Demand Housing Revenue Bonds, Series 1997, payable to the Idaho Housing and Finance Association (Idaho Bonds) due 2017	5,996	6,060	5,998	6,060
Variable Rate Demand Housing Revenue Bonds, Series A-1 and A-2 payable to the State of Ohio Housing Finance Agency (Ohio bonds) due 2018	9,989	10,105	9,991	10,105
Housing and Urban Development (HUD) Insured Mortgages due 2036	7,280	7,358	7,268	7,345
Mortgage loans due 2008	27,384	27,343	27,238	27,198
Red Capital (Fannie Mae) due 2013	38,400	38,400	38,293	38,293
G.E. Capital Term Loan due 2008	35,000	35,000	34,895	34,895
G.E. Capital Credit Facility due 2008	7,000	7,000	2,500	2,500

Total debt	147,454	$147,648	142,528	$142,719

Less current portion	3,175		3,317

Long-term debt	$144,279		$139,211

The Oregon Notes are secured by buildings, land, furniture and fixtures of six Oregon residences. The notes are payable in monthly installments including interest at effective rates ranging from 7.4% to 9.0%.

The Washington Bonds are secured by a $7.1 million letter of credit and buildings, land, furniture and fixtures of five Washington residences and had an interest rate of 1.1% at March 31, 2004. The letter of credit expires in July 2005 and has an annual commitment fee of 2.0%.

The Idaho Bonds are secured by a $6.2 million letter of credit and buildings, land, furniture and fixtures of four Idaho residences and had an interest rate of 1.1% at March 31, 2004. The letter of credit expires in July 2005 and has an annual commitment fee of 2.0%.

The Ohio Bonds are secured by a $10.3 million letter of credit and buildings, land, furniture and fixtures of six Ohio residences and had an interest rate of 1.1% at March 31, 2004. The letter of credit expires in July 2005 and has an annual commitment fee of 2.0%.

The HUD insured mortgages include three separate loan agreements entered into in 2001. The mortgages are each secured by a separate facility in Texas. These loans mature between July 1, 2036 and August 1, 2036 and collectively require monthly principal and interest payments of $47,493. The loans bear interest at fixed rates ranging from 7.4% and 7.6%.

At March 31, 2004, mortgage loans include three fixed rate loans secured by seven Texas residences, three Oregon residences and three New Jersey residences. These loans collectively require monthly principal and interest payments of $230,000, with balloon payments of $11.8 million, $5.3 million and $7.2 million due at maturity in May, August and September 2008, respectively. These loans bear interest at fixed rates ranging from 7.6% to 8.7%.

As of the Effective Date, the Successor Company revalued its long-term debt in conjunction with the implementation of fresh-start reporting. At December 31, 2001, an adjustment of $3.1 million was recorded to reduce long-term debt to its fair market value. Amortization of this adjustment is computed using the straight-line method over the life of the corresponding debt.

In December 2003, the Company refinanced Senior and Junior Secured Notes and a secured loan provided by GE Capital (collectively “Refinanced Debt”), which had a total principal amount of approximately $90.5 million at the refinancing date. The Senior Notes were due to mature in January 2009 and accrued interest at 10%. The Junior Notes were due to mature in January 2012, bearing interest payable in additional Junior Notes at 8% per annum through 2004 and bearing interest at 12% payable in cash beginning in 2005. The GE Capital loan had a maturity of January 2005, and accrued interest at LIBOR plus 4.5% with a minimum interest rate of 8%. Under the terms of the Junior and Senior Indentures, the notes were legally defeased effective December 29, 2003.

The Refinanced Debt was retired using proceeds from a new $38.4 million loan from Red Mortgage Capital (“FNMA Loan”), as lender for Fannie Mae, a new $35 million term loan and a $15 million revolving loan, both from GE Capital (“GE Term Loan” and “GE Credit Facility”, respectively).

The FNMA Loan has a fixed interest rate of 6.24%, matures in 10 years, has a 25-year principal amortization and is secured by 24 residences, which serve as collateral. Both the GE Term Loan and the GE Credit Facility mature in 5 years, accrue interest at LIBOR plus 4.0%, which is calculated based on a 360 day year and charged for the actual number of days elapsed, with an interest rate floor of 5.75%, and are secured by a collective pool of 30 residences, which serve as collateral. The GE Term Loan and the GE Credit Facility had an interest rate of 5.75% at March 31, 2004. The GE Term Loan requires monthly interest payments and principal reductions based on a 25-year principal amortization schedule, with a balloon payment at maturity. The GE Credit Facility has an initial revolving borrowing period of 2 years, which may be extended annually thereafter for three years upon mutual consent by GE Capital and the Company. During the initial revolving borrowing period, the GE Credit Facility requires monthly interest payments, no principal reductions, and accrues interest on the unused loan availability at a rate of 0.75% per year, which is paid quarterly. If the initial revolving borrowing period is not extended, then the GE Credit Facility converts from a revolving loan to a term loan with the same terms as the GE Term Loan. The GE Term Loan and the GE Credit Facility contain financial covenants that require a certain level of financial performance for the residences which serve as collateral for the loan and require the Company to remain current on its other debt service obligations. Failure to comply with these covenants could restrict loan amounts available to the Company under the loan agreement and could constitute an event of default, which would allow GE Capital to declare any amounts outstanding under the loan documents to be due and payable. The loans from Red Mortgage Capital and GE Capital were entered into by subsidiaries of the Company and are non-recourse to the Company, subject to a limited guaranty by the Company.

As of March 31, 2004, the following annual principal payments are required (in thousands):

April 1, 2004 through December 31, 2004	$2,700
2005	3,498
2006	3,767
2007	4,009
2008	28,092
Thereafter	100,653

Total	$142,719

The Company has a series of Reimbursement Agreements with U.S. Bank for Letters of Credit that support certain of our Revenue Bonds Payable. The total amount of these Letters of Credit was approximately $23.6 million as of March 31, 2004. The Company’s agreements with U.S. Bank contain certain financial covenants. Failure to comply with these covenants could constitute an event of default, which would allow U.S. Bank to declare any amounts outstanding under the loan documents to be due and payable. The agreements also require the Company to deposit $500,000 in cash collateral with U.S. Bank in the event certain regulatory actions are commenced with respect to the properties securing the Company’s obligations to U.S. Bank. U.S. Bank is required to release such deposits upon satisfactory resolution of the regulatory action.

Approximately $23.1 million of the Company’s indebtedness was secured by letters of credit held by U.S. Bank as of March 31, 2004, which in some cases have termination dates prior to the maturity of the underlying debt. As such letters of credit expire, in July 2005, the Company will need to extend the current letters of credit, obtain replacement letters of credit, post cash collateral or refinance the underlying debt. There can be no assurance that the Company will be able to extend the current letters of credit or procure replacement letters of credit from the same or other lending institutions on terms that are acceptable to the Company or at all. In the event that the Company is unable to obtain a replacement letter of credit or provide alternate collateral prior to the expiration of any of these letters of credit, the Company would be in default on the underlying debt. Such a default would allow U.S. Bank to declare any amounts outstanding under the loan documents to be immediately due and payable.

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

4. Income Taxes

The Company anticipates taxable income for financial reporting purposes for the year ending December 31, 2004, and accordingly, has provided for federal and state income taxes on income for the three months ended March 31, 2004. The Company has recorded such income tax expense at the rate of 14.9% for the three months ended March 31, 2004.

The provision for income taxes differs from the applicable U.S. statutory federal rate as a result of the following items:

Statutory federal income tax rate	34.0%
State income taxes, net of federal benefit	8.1%
Non-deductible expenses	0.6%
Reduction of valuation allowance	(35.3)%
Utilization of Predecessor Company NOL’s recorded as additional paid in capital	7.5%

Effective tax rate	14.9%

At December 31, 2003, the Company had approximately $12.7 million of net operating loss (NOL) carry-forwards, which will expire between 2009 and 2022. The NOL carry-forwards are subject to certain provisions of the Internal Revenue Code which restricts the utilization of the losses. In addition, any net unrealized built-in losses resulting from the excess of tax basis over the carrying value of the Company’s assets (primarily property and equipment) as of the Effective Date, which are recognized within five years, are also subject to these provisions. Section 382 of the Internal Revenue Code imposes limitations on the utilization of the NOL carry-forwards and built-in losses after certain changes of ownership of a loss company. The Company is deemed to be a loss company for these purposes. Under these provisions, the Company’s ability to utilize these NOL carry-forwards and built-in losses in the future will generally be subject to an annual limitation of approximately $1.6 million (the “Annual Limitation”). There can be no assurance that the Company will be able to utilize NOL carry-forwards or built-in losses and therefore, the Company established a 100 percent valuation allowance to offset the remaining deferred tax asset.

Pursuant to SOP 90-7, the income tax benefit, if any, of the realization of NOL carry-forwards and other deductible temporary differences existing as of the Effective Date is recorded as an adjustment to additional paid-in capital.

For the year ended December 31, 2003, the Annual Limitation was utilized on all available pre-change NOL carry-forwards, except for approximately $36,000. At December 31, 2003, the Company had recorded a $42.8 million valuation allowance against a net deferred tax asset of $43.4 million. For the full fiscal year ending December 31, 2004, the Company anticipates utilizing the 2004 Annual Limitation as well as the unused 2003 Annual Limitation.

5. Discontinued Operations

During March 2003, the Company sold one residence in Ohio and one residence in Indiana. The total sales price for these residences was $2.6 million, and the Company recognized a gain from these sales of $899,000. In accordance with SFAS No. 144, the results of operations and the gain and losses from sales have been included in “Income from discontinued operations” in the accompanying financial statements for the three months ended March 31, 2003.

6. Stock-based Compensation

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

	Three Months Ended
	March 31,
	2003	2004
Net income, as reported	$1,031	$1,553
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	43
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards granted, net of related tax effects	(20)	(57)

Pro forma net income	$1,011	$1,539

Net income per share:
Basic — as reported	$0.16	$0.24
Basic — pro forma	$0.16	$0.24
Diluted — as reported	$0.16	$0.23
Diluted — pro forma	$0.16	$0.23

7. Income Per Share

The weighted average common shares used for basic net income per common share were 6,500,166 for the three months ended March 31, 2003 and 2004. The effect of dilutive stock options using the treasury stock method added 8,976 shares for the three months ended March 31, 2003 and 335,133 shares for the three months ended March 31, 2004. For the three months ended March 31, 2003 and 2004, 106,583 and zero stock options, respectively, were excluded from the computation of diluted earnings per share as their inclusion would be anti-dilutive.

8. Liquidity

The Company had working capital deficits of $11,729,000 and $13,989,000 at December 31, 2003 and March 31, 2004, respectively.

The Company has certain contingencies and reserves, including litigation reserves, recorded as current liabilities at March 31, 2004 that management believes it will not be required to liquidate within the next twelve months. However, in the event that all current liabilities become due within twelve months, the Company may be required to obtain debt financing and/or sell securities on unfavorable terms. There can be no assurance that such action may not be necessary to ensure appropriate liquidity for the operations of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, World Wide Web posting or otherwise), may be deemed to constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include statements about the Company’s estimates, expectations, beliefs, intentions or strategies for the future, and the assumptions underlying these forward-looking statements. The Company uses the words “will,” “believes,” “anticipates,” “estimates,” “intends,” “expects,” “should,” “could,” and words of similar import, to identify these forward-looking statements. These forward-looking statements may be affected by risks and uncertainties, including without limitation (i) our ability to control costs and improve operating margins, (ii) our ability to increase occupancy, (iii) our ability to increase our revenue at a pace which exceeds expense inflation, (iv) our ability to operate our residences in compliance with evolving regulatory requirements, (v) the degree to which our future operating results and financial condition may be affected by a reduction in Medicaid reimbursement rates, (vi) our ability to extend or renegotiate our current debt agreements, and (vii) the risk factors discussed in our Form 10-K for the period ending December 31, 2003. In light of such risks and uncertainties, our actual results could differ materially from such forward-looking statements. Caution should be taken not to place undue reliance on the Company’s forward-looking statements which represent the Company’s views only as of the date this report is filed. Except as may be required by law, we do not undertake any obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

References in this section to “ALC,” the “Company,” “us” or “we” refer to Assisted Living Concepts, Inc. and its wholly owned subsidiaries.

General

We operate owned and leased free-standing assisted living residences. These residences are primarily located in small, middle-market, rural and suburban communities with a population typically ranging from 10,000 to 40,000. As of March 31, 2004, we had residences in 14 states.

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

As of March 31, 2004, we operated 177 assisted living residences (6,838 units), of which we owned 122 residences (4,734 units) and leased 55 residences (2,104 units).

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, income taxes, professional and general liability reserves, the carrying value of long-lived assets, financing operations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See “Critical Accounting Policies and Estimates” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003.

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

	Three Months Ended
	March 31,
	2003	2004
Revenue	100.0	100.0
Operating expenses:
Residence operating expenses	67.4	67.5
Corporate general and administrative	10.6	10.8
Building rentals	7.5	7.4
Depreciation and amortization	4.0	4.5

Total operating expenses	89.5	90.2

Operating income	10.5	9.8
Other income (expense):
Interest expense	(8.4)	(5.6)
Interest income	0.1	0.1
Other income, net	(0.0)	(0.0)

Total other expense, net	(8.3)	(5.5)
Income from continuing operations before income taxes	2.2	4.3
Income tax expense	0.9	0.7

Income from continuing operations	1.3	3.6
Discontinued operations:
Income from operations (including gain on sale of assets)	2.0	—
Income tax expense	0.8	—

Income from discontinued operations	1.2	—

Net income	2.5	3.6

	Three Months Ended
	March 31,
	2003	2004
Other Data Relating to Continuing Operations:
Residences operated (end of period)	177	177
Units operated (end of period)	6,844	6,838
Average occupancy rate (based on occupied units)	88.3%	88.9%
Average monthly rental rate	$2,235	$2,306
Sources of revenue:
Medicaid state paid portion	12.9%	14.2%
Medicaid resident paid portion	8.4%	9.4%
Private resident paid portion	78.7%	76.4%

Total	100.0%	100.0%

Three months ended March 31, 2004 compared to three months ended March 31, 2003:

The Company recorded net income of $1.6 million on revenues of $42.6 million for the three months ended March 31, 2004 (the “March 2004 Quarter”) compared to net income of $1.0 million on revenues of $41.1 million for the three months ended March 31, 2003 (the “March 2003 Quarter”).

Revenues increased $1.4 million for the March 2004 Quarter compared to the March 2003 Quarter primarily due to an increase in average occupancy percentage of approximately 0.6% and an increase in average rental rate received from residents of approximately $71 per month. In March 2004 the Company instituted a private resident rent increase in all its residences.

Residence operating expenses increased $1.0 million for the March 2004 Quarter compared to the March 2003 Quarter and increased slightly as a percentage of revenue from 67.4% to 67.5%. Of the increase, $1.2 million is attributable to an increase in payroll expenses, which increased slightly as a percentage of revenue. The increase in payroll is primarily due to an increase in benefits and workers’ compensation expense, and increased salaries and wages, including expenses related to employee incentives. The increases in payroll and other less significant increases were offset primarily by a decrease of $204,000 in administrative expenses and a decrease of $247,000 in bad debt expense.

Corporate, general and administrative expenses increased $230,000 for the March 2004 Quarter compared to the March 2003 Quarter and increased slightly as a percentage of revenue. This increase is primarily related to increases in payroll of $428,000 and legal expenses of $140,000 that were partially offset by a decrease in building rent expense of $232,000 and other less significant decreases. The decrease in building rent expense is primarily due to the absence in the March 2004 Quarter of expenses incurred in the March 2003 Quarter related to operating two corporate headquarters and other costs associated with the preparation to close the corporate office in Portland, Oregon.

Building rentals increased $57,000, or 1.8%, for the March 2004 Quarter compared to the March 2003 Quarter and decreased as a percentage of revenue from 7.5% to 7.4%.

Depreciation and amortization expense increased by $226,000 for the March 2004 Quarter compared to the March 2003 Quarter due to fixed asset purchases in 2003 and 2004.

Interest expense decreased $1.0 million for the March 2004 Quarter compared to the March 2003 Quarter due to the overall reduction of indebtedness and lower interest rates.

Liquidity and Capital Resources

At March 31, 2004, we had a working capital deficit of $14.0 million and unrestricted cash and cash equivalents of $94,000. Cash decreased from December 31, 2003 to March 31, 2004 primarily due to $4.5 million of payments towards the GE Credit Facility, thereby increasing our availability under the GE Credit Facility at March 31, 2004 to $12.5 million.

Net cash provided by operating activities was $4.2 million during the three months ended March 31, 2004. The primary sources were net income of $1.6 million plus $1.9 million for depreciation and amortization.

Net cash used in investing activities was $1.1 million during the three months ended March 31, 2004 and primarily related to the purchases of property and equipment.

Net cash used in financing activities was $4.9 million during the three months ended March 31, 2004, all of which related to borrowings of and payments on long-term debt. Of this $4.9 million, $4.5 million related to net payments towards the GE Credit Facility, under which we have $12.5 million available at March 31, 2004.

In December 2003, the Company refinanced the Senior and Junior Secured Notes and a secured loan provided by GE Capital (collectively “Refinanced Debt”), which had a total principal amount of approximately $90.5 million at the refinancing date. The Senior Notes were due to mature in January 2009 and accrued interest at 10%. The Junior Notes were due to mature in January 2012, bearing interest payable in additional Junior Notes at 8% per annum through 2004 and bearing interest at 12% payable in cash beginning in 2005. The GE Capital loan had a maturity of January 2005, and accrued interest at LIBOR plus 4.5% with a minimum interest rate of 8%. Under the terms of the Junior and Senior Indentures, the Indentures and notes were legally defeased effective December 29, 2003 and the notes were redeemed in their entirety.

The Refinanced Debt was retired using proceeds from a new $38.4 million loan from Red Mortgage Capital (“FNMA Loan”), as lender for Fannie Mae, a new $35 million term loan and a $15 million revolving loan, both from GE Capital (“GE Term Loan” and “GE Credit Facility”, respectively).

The FNMA Loan has a fixed interest rate of 6.24%, matures in 10 years, has a 25-year principal amortization and is secured by 24 residences, which serve as collateral. Both the GE Term Loan and the GE Credit Facility mature in 5 years, accrue interest at LIBOR plus 4.0%, which is calculated based on a 360 day year and charged for the actual number of days elapsed, with an interest rate floor of 5.75%, and are secured by a collective pool of 30 residences, which serve as collateral. The GE Term Loan and the GE Credit Facility had an interest rate of 5.75% at March 31, 2004. The GE Term Loan requires monthly interest payments and principal reductions based on a 25-year principal amortization schedule, with a balloon payment at maturity. The GE Credit Facility has an initial revolving borrowing period of 2 years, which may be extended annually thereafter for three years upon mutual consent by GE Capital and the Company. During the initial revolving borrowing period, the GE Credit Facility requires monthly interest payments and no principal reductions. If the initial revolving borrowing period is not extended, then the GE Credit Facility converts from a revolving loan to a term loan with the same terms as the GE Term Loan.

The GE Term Loan and the GE Credit Facility contain financial covenants that require a certain level of financial performance for the residences which serve as collateral for the loan and require the Company to remain current on its other debt service obligations. Failure to comply with these covenants could restrict loan amounts available to the Company under the loan agreement and could constitute an event of default, which would allow GE Capital to declare any amounts outstanding under the loan documents to be due and payable. Any such default could have a material adverse effect on the Company. The loans from Red Mortgage Capital and GE Capital were entered into by subsidiaries of the Company and are non-recourse to the Company, subject to a limited guaranty by the Company.

The Company has a series of Reimbursement Agreements with U.S. Bank for Letters of Credit that support certain of our Revenue Bonds Payable. The total amount of these Letters of Credit was approximately $23.6 million as of March 31, 2004. Our agreements with U.S. Bank contain certain financial covenants. Failure to comply with these covenants could constitute an event of default, which would allow U.S. Bank to declare any amounts outstanding under the loan documents to be due and payable. Any such default could have a material adverse effect on the Company. The agreements also require us to deposit $500,000 in cash collateral with U.S. Bank in the event certain regulatory actions are commenced with respect to the properties securing our obligations to U.S. Bank. U.S. Bank is required to release such deposits upon satisfactory resolution of the regulatory action.

Approximately $23.1 million of our indebtedness was secured by letters of credit held by U.S. Bank as of March 31, 2004, which in some cases have termination dates prior to the maturity of the underlying debt. As such letters of credit expire, in July 2005, we will need to extend the current letters of credit, obtain replacement letters of credit, post cash collateral or refinance the underlying debt. There can be no assurance that we will be able to extend the current letters of credit or procure replacement letters of credit from the same or other lending institutions on terms that are acceptable to us or at all. In the event that we are unable to obtain a replacement letter of credit or provide alternate collateral prior to the expiration of any of these letters of credit, we would be in default on the underlying debt.

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

	Number of LTC Properties	Year of Lease Expiration
	6	2007
	18	2008
	7	2009
	1	2010
	5	2015

Total	37

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

Below is summarized financial information for the 37 LTC properties:

	Three months ended
(in thousands)	March 31,	June 30,	September 30,	December 31,	March 31,
(unaudited)	2003	2003	2003	2003	2004
Revenue	$8,448	$8,776	$8,855	$8,886	$9,020
Residence operating expenses	5,469	5,442	5,552	5,620	5,719
Building rentals	2,149	2,149	2,236	2,157	2,187
Depreciation & amortization	15	17	20	34	50

Total operating expenses	7,633	7,608	7,808	7,811	7,956

Operating income(1)	$815	$1,168	$1,047	$1,075	$1,064

(1)	Excludes certain corporate and other general and administrative expenses that are not allocated at the property level, and is therefore not consistent with the presentation of operating income on the Consolidated Statements of Income.

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

Management believes that the Company has meritorious defenses available to it and/or could exercise its cure rights under the leases to resolve these matters in the event that LTC were to deliver a notice of default. LTC has not delivered any notice of default to the Company. However, the Company is continuing to review and assess these matters internally and no assurance can be given as to whether the eventual resolution of these issues will be favorable to the Company. The Company is in the process of obtaining licenses for the 2 Indiana properties as assisted living facilities which is expected to be completed by December 31, 2004. The Company provides LTC on an annual basis with annual consolidated audited financial statements of the Company, but not Carriage House, which was acquired in 1997. Mr. Dimitriadis has sent a letter to the Company, a copy of which was filed as Exhibit 99 to our Form 10-K for the period ending December 31, 2003, further discussing these matters and the circumstances that led him to raise these issues.

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

Based upon our current level of operations, we believe that our current cash on hand, along with our available credit and expected cash flow from operations, are sufficient to meet our liquidity needs for at least the next twelve months.

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

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect our future earnings and cash flows. We had variable rate debt of $60.5 million outstanding at March 31, 2004 with a weighted average interest rate of 4.0%, of which $37.4 million has an interest rate floor of 5.75%. Assuming that our balance of variable rate debt, excluding $37.4 million which has an interest rate floor of 5.75%, remains constant at $23.1 million, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in net cash flows, of $231,350. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in net cash flows, of $231,350. For our $37.4 million of variable rate debt which has a interest rate floor of 5.75%, each one-percent increase in interest rates in excess of 5.75% would result in an annual increase in interest expense, and a corresponding decrease in net cash flows, of $374,000. Conversely, each one-percent decrease at interest rates of 6.75% or greater would result in an annual decrease in interest expense, and a corresponding increase in net cash flows, of $374,000.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are involved from time to time in ordinary, routine or regulatory legal proceedings incidental to our business. As of May 10, 2004, we believe that such legal proceedings should not have a material adverse effect on our business.

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

Exhibit
Number
Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We filed a report on Form 8-K on March 17, 2004 pursuant to Item 12 of Form 8-K announcing the Company’s financial results for the quarter and year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSISTED LIVING CONCEPTS, INC.
Registrant

By:	/s/ Edward A. Barnes

Name: Edward A. Barnes
Title: Senior Vice President, Chief Financial Officer,
Chief Accounting Officer, Secretary and Treasurer

May 11, 2004

EXHIBIT INDEX

Exhibit
Number
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