Form 10-Q
period 2004-06-30
ASSISTED LIVING CONCEPTS INC
filed 2004-08-03
CIK 929994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

     The registrant had 6,442,925 shares of common stock, $.01 par value, outstanding at July 29, 2004.

ASSISTED LIVING CONCEPTS, INC.

FORM 10-Q
June 30, 2004

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ASSISTED LIVING CONCEPTS, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December 31,	June 30,
	2003	2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,943	$186
Cash restricted for resident security deposits	104	104
Accounts receivable, net of allowance for doubtful accounts of $706 at December 31, 2003 and $499 at June 30, 2004	3,415	2,994
Escrow deposits	3,269	3,230
Prepaid expenses	1,187	2,756
Cash restricted for workers’ compensation claims	4,014	4,411
Other current assets	1,395	980

Total current assets	15,327	14,661
Restricted cash	1,012	1,012
Property and equipment, net	182,972	181,189
Deferred income taxes	606	1,338
Other assets, net	4,297	3,998

Total assets	$204,214	$202,198

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,800	$733
Accrued real estate taxes	3,720	3,927
Accrued interest expense	96	519
Accrued payroll expense	7,275	6,125
Other accrued expenses	6,982	8,333
Income taxes payable	1,267	1,917
Resident security deposits	1,262	987
Other current liabilities	989	2,325
Current portion of unfavorable lease adjustment	490	476
Current portion of long-term debt	3,175	3,353

Total current liabilities	27,056	28,695
Other liabilities	523	648
Unfavorable lease adjustment, net of current portion	2,327	2,095
Long-term debt, net of current portion	144,279	136,157

Total liabilities	174,185	167,595
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 3,250,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; issued and outstanding 6,442,925 shares at December 31, 2003 and at June 30, 2004 (57,241 shares to be issued upon settlement of pending claims)	65	65
Additional paid-in capital	34,221	34,689
Accumulated deficit	(4,257)	(151)

Total shareholders’ equity	30,029	34,603

Total liabilities and shareholders’ equity	$204,214	$202,198

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Revenue	$41,932	$43,701	$83,076	$86,257
Operating expenses:
Residence operating expenses	27,720	28,202	55,443	56,939
Corporate general and administrative	4,760	4,998	9,102	9,570
Building rentals	3,119	3,187	6,224	6,349
Depreciation and amortization	1,701	1,937	3,377	3,839

Total operating expenses	37,300	38,324	74,146	76,697

Operating income	4,632	5,377	8,930	9,560
Other income (expense):
Interest expense	(3,429)	(2,440)	(6,858)	(4,828)
Interest income	30	1	66	35
Other expense, net	(67)	(9)	(71)	(13)

Total other expense, net	(3,466)	(2,448)	(6,863)	(4,806)

Income from continuing operations before income taxes	1,166	2,929	2,067	4,754
Income tax expense	403	376	767	648

Income from continuing operations	763	2,553	1,300	4,106
Discontinued operations:
Income from operations (including gain on sale of assets)	—	—	830	—
Income tax expense	—	—	336	—

Income from discontinued operations	—	—	494	—

Net income	$763	$2,553	$1,794	$4,106

Basic earnings per share:
Income from continuing operations	$0.12	$0.39	$0.20	$0.63
Income from discontinued operations	—	—	0.08	—

Net income	$0.12	$0.39	$0.28	$0.63

Diluted earnings per share:
Income from continuing operations	$0.12	$0.37	$0.20	$0.60
Income from discontinued operations	—	—	0.07	—

Net income	$0.12	$0.37	$0.27	$0.60

     The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2003	2004
Operating Activities:
Net income	$1,794	$4,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,377	3,839
Stock-based compensation expense	93	135
Amortization of debt issuance costs	55	301
Amortization of fair value adjustment to building rentals	(312)	(246)
Amortization of fair market adjustment to long-term debt	184	5
Amortization of discount on long-term debt	271	—
Straight line adjustment to building rentals	115	42
Interest paid-in-kind	660	—
Provision for doubtful accounts and other reserves	456	—
Gain on sale of assets	(833)	—
Deferred income taxes	—	(399)
Changes in assets and liabilities:
Accounts receivable	(1,162)	422
Deposit escrows	24	39
Prepaid expenses and other current assets	(67)	(1,154)
Other assets	(368)	(2)
Accounts payable	(136)	(1,067)
Accrued expenses	12	831
Other liabilities	193	1,794

Net cash provided by operating activities	4,356	8,646
Investing Activities:
Decrease (increase) in restricted cash	548	(397)
Purchases of property and equipment	(1,093)	(2,056)
Sales of properties	2,569	—

Net cash provided by (used in) investing activities	2,024	(2,453)
Financing Activities:
Proceeds from long-term debt	—	16,500
Payments on long-term debt	(3,289)	(24,450)

Net cash used in financing activities	(3,289)	(7,950)

Net increase (decrease) in cash and cash equivalents	3,091	(1,757)
Cash and cash equivalents, beginning of period	7,165	1,943

Cash and cash equivalents, end of period	$10,256	$186

Supplemental disclosure of cash flow information:
Cash payments for interest	$6,109	$4,099
Cash payments for income taxes	$50	$382

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company

Assisted Living Concepts, Inc., (“the Company”) operates owned and leased free-standing assisted living residences, primarily located in middle-market, rural and suburban communities with populations typically ranging from 10,000 to 40,000, which provide housing to elderly residents who need help with the activities of daily living such as bathing and dressing. The Company provides personal care and support services and makes available routine nursing services, as permitted by applicable law, designed to meet the needs of its residents.

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

The condensed consolidated financial statements included herein have been prepared by the Company without audit and in the opinion of management include all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results of operations for each of the three and six months ended June 30, 2003 and 2004, pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading.

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results for a full year.

The results of operations for the three and six months ended June 30, 2003 and 2004 reflect the continuing operations of 177 residences. Results of operations for two residences sold in March 2003 are included in discontinued operations in the accompanying financial statements. (See Note 5).

3.	Long-Term Debt

As of December 31, 2003 and June 30, 2004, long-term debt consists of the following (in thousands):

	December 31, 2003		June 30, 2004
	Carrying	Principal	Carrying	Principal
	Amount	Amount	Amount	Amount
Trust Deed Notes, payable to the State of Oregon Housing and Community Services Department (OHCS) (Oregon Notes) due 2028	$9,508	$9,412	$9,415	$9,322
Variable Rate Multifamily Revenue Bonds, payable to the Washington State Housing Finance Commission Department (Washington Bonds) due 2017	6,897	6,970	6,899	6,970
Variable Rate Demand Housing Revenue Bonds, Series 1997, payable to the Idaho Housing and Finance Association (Idaho Bonds) due 2017	5,996	6,060	5,999	6,060
Variable Rate Demand Housing Revenue Bonds, Series A-1 and A-2 payable to the State of Ohio Housing Finance Agency (Ohio bonds) due 2018	9,989	10,105	9,993	10,105
Housing and Urban Development (HUD) Insured Mortgages due 2036	7,280	7,358	7,255	7,332
Mortgage loans due 2008	27,384	27,343	27,084	27,045
Red Capital (Fannie Mae) due 2013	38,400	38,400	38,130	38,130
G.E. Capital Term Loan due 2008	35,000	35,000	34,735	34,735
G.E. Capital Credit Facility due 2008	7,000	7,000	—	—

Total debt	147,454	$147,648	139,510	$139,699

Less current portion	3,175		3,353

Long-term debt	$144,279		$136,157

The Oregon Notes are secured by buildings, land, furniture and fixtures of six Oregon residences. The notes are payable in monthly installments including interest at effective rates ranging from 7.4% to 9.0%.

The Washington Bonds are secured by a $7.1 million letter of credit and buildings, land, furniture and fixtures of five Washington residences and had an interest rate of 1.2% at June 30, 2004. The letter of credit expires in July 2005 and has an annual commitment fee of 2.0%.

The Idaho Bonds are secured by a $6.2 million letter of credit and buildings, land, furniture and fixtures of four Idaho residences and had an interest rate of 1.2% at June 30, 2004. The letter of credit expires in July 2005 and has an annual commitment fee of 2.0%.

The Ohio Bonds are secured by a $10.3 million letter of credit and buildings, land, furniture and fixtures of six Ohio residences and had an interest rate of 1.2% at June 30, 2004. The letter of credit expires in July 2005 and has an annual commitment fee of 2.0%.

The HUD insured mortgages include three separate loan agreements entered into in 2001. The mortgages are each secured by a separate facility in Texas. These loans mature between July 1, 2036 and August 1, 2036 and collectively require monthly principal and interest payments of $47,493. The loans bear interest at fixed rates ranging from 7.4% to 7.6%.

At June 30, 2004, mortgage loans include three fixed rate loans secured by seven Texas residences, three Oregon residences and three New Jersey residences. These loans collectively require monthly principal and interest payments of $230,000, with balloon payments of $11.8 million, $5.3 million and $7.2 million due at maturity in May, August and September 2008, respectively. These loans bear interest at fixed rates ranging from 7.6% to 8.7%.

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

The FNMA Loan has a fixed interest rate of 6.24%, matures in 10 years, has a 25-year principal amortization and is secured by 24 residences, which serve as collateral. Both the GE Term Loan and the GE Credit Facility mature in 5 years, accrue interest at LIBOR plus 4.0%, which is calculated based on a 360 day year and charged for the actual number of days elapsed, with an interest rate floor of 5.75%, and are secured by a collective pool of 30 residences, which serve as collateral. The GE Term Loan and the GE Credit Facility had an interest rate of 5.75% at June 30, 2004. The GE Term Loan requires monthly interest payments and principal reductions based on a 25-year principal amortization schedule, with a balloon payment at maturity. The GE Credit Facility has an initial revolving borrowing period of 2 years, which may be extended annually thereafter for three years upon mutual consent by GE Capital and the Company. During the initial revolving borrowing period, the GE Credit Facility requires monthly interest payments, no principal reductions, and accrues interest on the unused loan availability at a rate of 0.75% per year, which is paid quarterly. If the initial revolving borrowing period is not extended, then the GE Credit Facility converts from a revolving loan to a term loan with the same terms as the GE Term Loan. The GE Term Loan and the GE Credit Facility contain financial covenants that require a certain level of financial performance for the residences which serve as collateral for the loan and require the Company to remain current on its other debt service obligations. Failure to comply with these covenants could restrict loan amounts available to the Company under the loan agreement and could constitute an event of default, which would allow GE Capital to declare any amounts outstanding under the loan documents to be due and payable. The loans from Red Mortgage Capital and GE Capital were entered into by subsidiaries of the Company and are non-recourse to the Company, subject to a limited guaranty by the Company.

As of June 30, 2004, the following annual principal payments are required (in thousands):

July 1, 2004 through December 31, 2004	$2,181
2005	3,498
2006	3,914
2007	4,165
2008	28,257
Thereafter	97,684

Total	$139,699

The Company has a series of Reimbursement Agreements with U.S. Bank for Letters of Credit that support certain of the Revenue Bonds Payable. The total amount of these Letters of Credit, which secure $23.1 million of indebtedness and accrued interest thereon, was approximately $23.6 million as of June 30, 2004. The Company’s agreements with U.S. Bank contain certain financial covenants. Failure to comply with these covenants could constitute an event of default, which would allow U.S. Bank to declare any amounts outstanding under the loan documents to be due and payable. The agreements also require the Company to deposit $500,000 in cash collateral with U.S. Bank in the event certain regulatory actions are commenced with respect to the properties securing the Company’s obligations to U.S. Bank. U.S. Bank is required to release such deposits upon satisfactory resolution of the regulatory action.

Approximately $23.1 million of the Company’s indebtedness was secured by letters of credit held by U.S. Bank as of June 30, 2004, which in some cases have termination dates prior to the maturity of the underlying debt. As such letters of credit expire in July 2005, the Company will need to extend the current letters of credit, obtain replacement letters of credit, post cash collateral or refinance the underlying debt. There can be no assurance that the Company will be able to extend the current letters of credit or procure replacement letters of credit from the same or other lending institutions on terms that are acceptable to the Company or at all. In the event that the Company is unable to obtain a replacement letter of credit or provide alternate collateral prior to the expiration of any of these letters of credit, the Company would be in default on the underlying debt. Such a default would allow U.S. Bank to declare any amounts outstanding under the loan documents to be immediately due and payable.

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

The Company anticipates taxable income for financial reporting purposes for the year ending December 31, 2004, and accordingly, has provided for federal and state income taxes on income for the six months ended June 30, 2004. The Company has recorded such income tax expense at the rate of 13.6% for the six months ended June 30, 2004.

The provision for income taxes differs from the applicable U.S. statutory federal rate as a result of the following items:

Statutory federal income tax rate	34.0%
State income taxes, net of federal benefit	7.2%
Non-deductible expenses	0.4%
Reduction of valuation allowance	(35.0)%
Utilization of Predecessor Company NOL’s recorded as additional paid in capital	7.0%

Effective tax rate	13.6%

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

During March 2003, the Company sold one residence in Ohio and one residence in Indiana. The total sales price for these residences was $2.6 million, and the Company recognized a gain from these sales of $899,000. In accordance with SFAS No. 144, the results of operations and the gain and losses from sales have been included in “Income from discontinued operations” in the accompanying financial statements for the six months ended June 30, 2003.

6.	Stock-based Compensation

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and recognizes compensation expense according to the prospective transition method under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. Under this method the Company expenses the fair value of all new stock options granted after January 1, 2003. Previously, the Company accounted for stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. No stock-based employee compensation expense for stock options was reflected in Net Income previous to January 1, 2003, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had the Company applied the fair value accounting method to all of the Company’s stock option grants.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net income, as reported	$763	$2,553	$1,794	$4,106
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	93	46	93	89
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards granted, net of related tax effects	(118)	(58)	(144)	(115)

Pro forma net income	$738	$2,541	$1,743	$4,080

Net income per share:
Basic — as reported	$0.12	$0.39	$0.28	$0.63
Basic — pro forma	$0.11	$0.39	$0.27	$0.63
Diluted — as reported	$0.12	$0.37	$0.27	$0.60
Diluted — pro forma	$0.11	$0.37	$0.27	$0.60

7.	Income Per Share

The weighted average common shares used for basic net income per common share were 6,500,000 for the three and six months ended June 30, 2003 and 6,500,166 for the three and six months ended June 30, 2004. The effect of dilutive stock options using the treasury stock method added 110,113 and 52,519 shares for the three and six months ended June 30, 2003 and 329,551 and 332,293 shares for the three and six months ended June 30, 2004. For the three and six months ended June 30, 2004, 4,590 and 2,313 stock options were excluded from the computation of diluted earnings per share as their inclusion would be anti-dilutive.

8.	Other Accrued Expenses

At December 31, 2003 and June 30, 2004, other accrued expenses include reserves for workers’ compensation claims of approximately $3.2 million and $3.6 million, respectively and reserves for professional liability claims payable of approximately $2.1 million, and $2.2 million, respectively.

9.	Liquidity

The Company had working capital deficits of $11,729,000 and $14,034,000 at December 31, 2003 and June 30, 2004, respectively.

The Company has certain contingencies and reserves, including litigation reserves, recorded as current liabilities at June 30, 2004 that management believes it will not be required to liquidate within the next twelve months. However, in the event that all current liabilities become due within twelve months, the Company may be required to obtain debt financing and/or sell securities on unfavorable terms. There can be no assurance that such action may not be necessary to ensure appropriate liquidity for the operations of the Company. As of June 30, 2004, the Company had $15.0 million in credit availability under the GE Credit Facility.

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

General

We operate owned and leased free-standing assisted living residences. These residences are primarily located in small, middle-market, rural and suburban communities with a population typically ranging from 10,000 to 40,000. As of June 30, 2004, we had residences in 14 states.

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

As of June 30, 2004, we operated 177 assisted living residences (6,838 units), of which we owned 122 residences (4,734 units) and leased 55 residences (2,104 units).

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, income taxes, professional and general liability reserves, the carrying value of long-lived assets, financing operations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a further discussion of the manner in which we make critical accounting estimates, see “Critical Accounting Policies and Estimates” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Revenue	100.0	100.0	100.0	100.0
Operating expenses:
Residence operating expenses	66.1	64.5	66.7	66.0
Corporate general and administrative	11.4	11.5	11.0	11.1
Building rentals	7.4	7.3	7.5	7.4
Depreciation and amortization	4.1	4.4	4.1	4.4

Total operating expenses	89.0	87.7	89.3	88.9

Operating income	11.0	12.3	10.7	11.1
Other income (expense):
Interest expense	(8.2)	(5.6)	(8.3)	(5.6)
Interest income	0.1	—	0.1	—
Other expense, net	(0.2)	—	(0.1)	—

Total other expense, net	(8.3)	(5.6)	(8.3)	(5.6)
Income from continuing operations before income taxes	2.8	6.7	2.4	5.5
Income tax expense	1.0	0.9	0.8	0.7

Income from continuing operations	1.8	5.8	1.6	4.8
Discontinued operations:
Income from operations (including gain on sale of assets)	—	—	1.0	—
Income tax expense	—	—	0.4	—

Income from discontinued operations	—	—	0.6	—

Net income	1.8	5.8	2.2	4.8

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Other Data Relating to Continuing Operations:
Residences operated (end of period)	177	177	177	177
Units operated (end of period)	6,838	6,838	6,838	6,838
Average occupancy rate (based on available units)	87.6%	88.8%	87.8%	88.8%
Average monthly rental rate	$2,301	$2,373	$2,268	$2,339
Sources of revenue:
Medicaid state paid portion	13.6%	14.4%	13.3%	14.3%
Medicaid resident paid portion	8.7%	9.6%	8.7%	9.5%
Private resident paid portion	77.7%	76.0%	78.0%	76.2%

Total	100.0%	100.0%	100.0%	100.0%

Three months ended June 30, 2004 compared to three months ended June 30, 2003:

The Company recorded net income of $2.6 million on revenues of $43.7 million for the three months ended June 30, 2004 (the “June 2004 Quarter”) compared to net income of $763,000 on revenues of $41.9 million for the three months ended June 30, 2003 (the “June 2003 Quarter”).

Revenues increased $1.8 million for the June 2004 Quarter compared to the June 2003 Quarter primarily due to an increase in average occupancy percentage of approximately 1.2 basis points and an increase in average rental rate received from residents of approximately $71 per month. In March 2004, the Company instituted a private resident rent increase in all its residences.

Residence operating expenses increased $482,000 for the June 2004 Quarter compared to the June 2003 Quarter but decreased as a percentage of revenue from 66.1% to 64.5%. Of the increase, $903,000 is attributable to an increase in payroll expenses, which increased slightly as a percentage of revenue. The increase in payroll is primarily due to an increase in benefits costs and increased salaries and wages, including expenses related to employee incentives. The increase in payroll was offset primarily by a decrease of $314,000 in bad debt expense and a decrease of $183,000 in professional liability costs associated with favorable write-offs and claim trends.

Corporate, general and administrative expenses increased $238,000 for the June 2004 Quarter compared to the June 2003 Quarter and increased slightly as a percentage of revenue. This increase is primarily due to $290,000 of expenses related to the Company’s announced exploration of strategic alternatives as well as higher payroll costs of $188,000.

Building rentals increased $68,000, or 2.2%, for the June 2004 Quarter compared to the June 2003 Quarter and decreased as a percentage of revenue from 7.4% to 7.3%.

Depreciation and amortization expense increased by $236,000 for the June 2004 Quarter compared to the June 2003 Quarter due to fixed asset purchases in 2003 and 2004.

Interest expense decreased $989,000 for the June 2004 Quarter compared to the June 2003 Quarter due to the overall reduction of indebtedness and lower interest rates resulting from the December 2003 refinancing.

Six months ended June 30, 2004 compared to six months ended June 30, 2003:

The Company recorded net income of $4.1 million on revenues of $86.3 million for the six months ended June 30, 2004 compared to net income of $1.8 million on revenues of $83.1 million for the six months ended June 30, 2003.

Revenues increased $3.2 million for the six months ended June 2004 compared to the six months ended June 2003 primarily due to an increase in average occupancy percentage of approximately 1.0 basis points and an increase in average rental rate received from residents of approximately $71 per month. In March 2004, the Company instituted a private resident rent increase in all its residences.

Residence operating expenses increased $1.5 million for the six months ended June 2004 compared to the six months ended June 2003 but decreased as a percentage of revenue from 66.7% to 66.0%. Of the increase, $2.1 million is attributable to an increase in payroll expenses attributable to higher occupancy and benefit costs. The increases in payroll were offset primarily by a decrease of $557,000 in bad debt expense associated with favorable write-off trends.

Corporate, general and administrative expenses increased $468,000 for the six months ended June 2004 compared to the six months ended June 2003 and increased slightly as a percentage of revenue. This increase is primarily due to $290,000 of expenses related to the Company’s announced exploration of strategic alternatives as well as higher payroll costs of $484,000 that were partially offset by a decrease in office rent expense of $275,000 and other less significant decreases. The decrease in office rent expense is primarily due to the absence in the six months ended June 2004 of expenses incurred in the six months ended June 2003 related to operating two corporate headquarters and other costs associated with the preparation to close the corporate office in Portland, Oregon.

Building rentals increased $125,000, or 2.01%, for the six months ended June 2004 compared to the six months ended June 2003 due to scheduled escalations in the corresponding leases, but decreased as a percentage of revenue from 7.5% to 7.4%.

Depreciation and amortization expense increased by $462,000 for the six months ended June 2004 compared to the six months ended June 2003 due to fixed asset purchases in 2003 and 2004.

Interest expense decreased $2.0 million for the six months ended June 2004 compared to the six months ended June 2003 due to the overall reduction of indebtedness and lower interest rates resulting from the December 2003 refinancing.

Liquidity and Capital Resources

At June 30, 2004, we had a working capital deficit of $14.0 million and unrestricted cash and cash equivalents of $186,000. Cash decreased from December 31, 2003 to June 30, 2004 primarily due to $7.0 million of repayments on the GE Credit Facility, thereby increasing our availability under the GE Credit Facility from $8.0 million as of December 31, 2003 to $15.0 million as of June 30, 2004.

Net cash provided by operating activities was $8.6 million during the six months ended June 30, 2004. The primary sources were net income of $4.1 million and $3.8 million of depreciation and amortization.

Net cash used in investing activities was $2.5 million during the six months ended June 30, 2004 and primarily related to the purchases of property and equipment.

Net cash used in financing activities was $8.0 million during the six months ended June 30, 2004, all of which related to net payments on long-term debt. Of this $8.0 million, $7.0 million related to repayments on the GE Credit Facility, under which we have $15.0 million available at June 30, 2004.

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

The FNMA Loan has a fixed interest rate of 6.24%, matures in 10 years, has a 25-year principal amortization and is secured by 24 residences, which serve as collateral. Both the GE Term Loan and the GE Credit Facility mature in 5 years, accrue interest at LIBOR plus 4.0%, which is calculated based on a 360 day year and charged for the actual number of days elapsed, with an interest rate floor of 5.75%, and are secured by a collective pool of 30 residences, which serve as collateral. The GE Term Loan and the GE Credit Facility had an interest rate of 5.75% at June 30, 2004. The GE Term Loan requires monthly interest payments and principal reductions based on a 25-year principal amortization schedule, with a balloon payment at maturity. The GE Credit Facility has an initial revolving borrowing period of 2 years, which may be extended annually thereafter for three years upon mutual consent by GE Capital and the Company. During the initial revolving borrowing period, the GE Credit Facility requires monthly interest payments and no principal reductions. If the initial revolving borrowing period is not extended, then the GE Credit Facility converts from a revolving loan to a term loan with the same terms as the GE Term Loan.

The GE Term Loan and the GE Credit Facility contain financial covenants that require a certain level of financial performance for the residences which serve as collateral for the loan and require the Company to remain current on its other debt service obligations. Failure to comply with these covenants could restrict loan amounts available to the Company under the loan agreement and could constitute an event of default, which would allow GE Capital to declare any amounts outstanding under the loan documents to be immediately due and payable. Any such default could have a material adverse effect on the Company. The loans from Red Mortgage Capital and GE Capital were entered into by subsidiaries of the Company and are non-recourse to the Company, subject to a limited guaranty by the Company.

The Company has a series of Reimbursement Agreements with U.S. Bank for Letters of Credit that support certain of our Revenue Bonds Payable. The total amount of these Letters of Credit, which secure $23.1 million of indebtedness and accrued interest thereon, was approximately $23.6 million as of June 30, 2004. Our agreements with U.S. Bank contain certain financial covenants. Failure to comply with these covenants could constitute an event of default, which would allow U.S. Bank to declare any amounts outstanding under the loan documents to be immediately due and payable. Any such default could have a material adverse effect on the Company. The agreements also require us to deposit $500,000 in cash collateral with U.S. Bank in the event certain regulatory actions are commenced with respect to the properties securing our obligations to U.S. Bank. U.S. Bank is required to release such deposits upon satisfactory resolution of the regulatory action. As of the date of this filing, no such cash collateral deposits are on deposit with U.S. Bank.

Approximately $23.1 million of our indebtedness was secured by letters of credit held by U.S. Bank as of June 30, 2004, which in some cases have termination dates prior to the maturity of the underlying debt. As such letters of credit expire in July 2005, we will need to extend the current letters of credit, obtain replacement letters of credit, post cash collateral or refinance the underlying debt. There can be no assurance that we will be able to extend the current letters of credit or procure replacement letters of credit from the same or other lending institutions on terms that are acceptable to us or at all. In the event that we are unable to obtain a replacement letter of credit or provide alternate collateral prior to the expiration of any of these letters of credit, we would be in default on the underlying debt.

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

Below is summarized financial information for the 37 LTC properties:

(in thousands)	Three months ended
(unaudited)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2003	2003	2003	2003	2004	2004
Revenue	$8,448	$8,776	$8,855	$8,886	$9,020	$9,413
Residence operating expenses	5,469	5,442	5,552	5,620	5,719	5,567
Building rentals	2,149	2,149	2,236	2,157	2,187	2,181
Depreciation & amortization	15	17	20	34	50	43

Total operating expenses	7,633	7,608	7,808	7,811	7,956	7,791

Operating income (1)	$815	$1,168	$1,047	$1,075	$1,064	$1,622

(1)	Excludes certain corporate and other general and administrative expenses that are not allocated at the property level, and is therefore not consistent with the presentation of operating income on the Consolidated Statements of Income.

The occurrence of an Event of Default under the LTC leases, including a change of control of the Company that resulted in the termination of the LTC leases, would significantly impair the Company’s cash flow from operations and could have a material adverse effect on the Company.

Andre Dimitriadis, a member of the Company’s Board of Directors, is the President, Chief Executive Officer and Chairman of the Board of LTC Properties, Inc. (“LTC”). As previously disclosed in the Company’s Form 10K for the year ended December 31,2003, Mr. Dimitriadis, representing that he was acting solely as a director of the Company and not in his capacity as an officer or director of LTC, on or about March 28, 2004 orally raised certain issues of inconsistency and nonconformity regarding compliance with certain of the LTC Leases, which include at this time, the following: 1) whether there are inconsistencies in the number of units that constitute the leased property in the Athens, Texas, Greenville, Texas and Tiffen, Ohio leases, 2) whether the LTC leases require insurance based on the limits stated in the lease on a per facility basis, and 3) whether the 4 LTC leases with Carriage House, a wholly owned subsidiary of the Company, require Carriage House to deliver on an annual basis audited consolidated financial statements of Carriage House. Mr. Dimitriadis similarly raised the issue as to whether the Company is required to obtain licenses for the 2 facilities located in Elkhart, Indiana and Madison, Indiana as assisted living facilities. On or about March 29, 2004, Mr. Dimitriadis sent a letter to the Company, a copy of which was filed as exhibit 99 to our Form 10K for the year ended December 31, 2003, further discussing these matters and the circumstances that led him to raise these issues.

Management believes that the Company has meritorious defenses available to it and/or could exercise its cure rights under the leases to resolve these matters in the event that LTC were to deliver a notice of default. LTC has not delivered any notice of default to the Company and as of August 2, 2004, the Company has received no correspondence from LTC and no further correspondence from Mr. Dimitriadis regarding this matter. However, the Company is continuing to review and assess these matters internally and no assurance can be given as to whether the eventual resolution of these issues will be favorable to the Company. The Company is in the process of obtaining licenses for the 2 Indiana properties as assisted living facilities which is expected to be completed by December 31, 2004. The Company provides LTC on an annual basis with annual consolidated audited financial statements of the Company, but not Carriage House, which was acquired in 1997.

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

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect our future earnings and cash flows. We had variable rate debt of $57.9 million outstanding at June 30, 2004 with a weighted average interest rate of 3.9%, of which $34.8 million has an interest rate floor of 5.75%. Assuming that our balance of variable rate debt, excluding $34.8 million which has an interest rate floor of 5.75%, remains constant at $23.1 million, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in net cash flows, of $231,350. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in net cash flows, of $231,350. For our $34.8 million of variable rate debt which has a interest rate floor of 5.75%, each one-percent increase in interest rates in excess of 5.75% would result in an annual increase in interest expense, and a corresponding decrease in net cash flows, of $347,350. Conversely, each one-percent decrease at interest rates of 6.75% or greater would result in an annual decrease in interest expense, and a corresponding increase in net cash flows, of $347,350.

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

We are involved from time to time in ordinary, routine or regulatory legal proceedings incidental to our business. As of August 5, 2004, we believe that such legal proceedings should not have a material adverse effect on our business.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

As previously announced, the Company is in the process of exploring strategic alternatives with the goal of maximizing shareholder value. The Company has established an independent Special Committee for this purpose, appointed a new independent director to the Board and Special Committee and retained Jefferies & Company, Inc. as financial advisor and retained independent legal counsel. For a number of reasons, including the exploration of strategic alternatives, our Board has postponed indefinitely the Annual Shareholders’ Meeting scheduled for June 3, 2004.

On or about May 7, 2004, the Company received a letter from Bruce E. Toll notifying the Company of Mr. Toll’s intention of nominating four nominees to the Board at our Annual Shareholders’ Meeting. After the postponement of the Annual Shareholders’ Meeting, Mr. Toll filed an amendment to Schedule 13-D on June 14, 2004 indicating, among other things, that he disagreed with the Board’s action in postponing the Annual Shareholders’ Meeting and questioning whether the Board was seriously considering a transaction that would benefit all shareholders. Mr. Toll further stated that he and the Filing Persons may (a) file litigation against the Company and its interested directors for breach of fiduciary duty, (b) form a group to protect the interests of all of the shareholders of the Company and (c) communicate with various regulatory agencies regarding the conduct of the Board. The independent Special Committee and its financial advisor are continuing with the process of exploring strategic alternatives with the goal of maximizing shareholder value. There can be no assurance, however, that the Special Committee’s evaluation of strategic alternatives will result in any transaction.

Item 6.	Exhibits and Reports on Form 8-K

     (a) The following documents are filed as part of this report:

Exhibit
Number
4.1	Amendment No. 1 to Assisted Living Concepts, Inc. 2002 Incentive Award Plan. (Incorporated by reference to the same titled exhibit to the Company’s registration statement on Form S-8 filed July 8, 2004.)

4.2	Amendment No. 2 to Assisted Living Concepts, Inc. 2002 Incentive Award Plan. (Incorporated by reference to the same titled exhibit to the Company’s registration statement on Form S-8 filed July 8, 2004.)

10.1	Amendment to Steven Vick’s employment agreement dated July 16, 2004 (filed herewith).

10.2	Amendment to Linda Martin’s employment agreement dated July 16, 2004 (filed herewith).

10.3	Second amendment to Edward Barnes’ employment agreement dated July 16, 2004 (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

     (b) Reports on Form 8-K

We filed a report on Form 8-K on May 11, 2004 pursuant to Items 5 and 7 of Form 8-K announcing the Company’s financial results for the quarter ended March 31, 2004.

We filed a report on Form 8-K on June 1, 2004 pursuant to Item 5 of Form 8-K announcing the Company’s exploration of strategic alternatives and postponement of our Annual Shareholders’ Meeting.

We filed a report on Form 8-K on June 21, 2004 pursuant to Item 5 of Form 8-K announcing the appointment of a new independent director to the Board and Special Committee and retention of Jefferies & Company, Inc.

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

August 3, 2004

EXHIBIT INDEX

Exhibit
Number
4.1	Amendment No. 1 to Assisted Living Concepts, Inc. 2002 Incentive Award Plan. (Incorporated by reference to the same titled exhibit to the Company’s registration statement on Form S-8 filed July 8, 2004.)

4.2	Amendment No. 2 to Assisted Living Concepts, Inc. 2002 Incentive Award Plan. (Incorporated by reference to the same titled exhibit to the Company’s registration statement on Form S-8 filed July 8, 2004.)

10.1	Amendment to Steven Vick’s employment agreement dated July 16, 2004 (filed herewith).

10.2	Amendment to Linda Martin’s employment agreement dated July 16, 2004 (filed herewith).

10.3	Second amendment to Edward Barnes’ employment agreement dated July 16, 2004 (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)