Form 10-Q
period 2004-09-30
ASSISTED LIVING CONCEPTS INC
filed 2004-11-10
CIK 929994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

     Yes [X] No [  ]

     The registrant had 6,491,164 shares of common stock, $.01 par value, outstanding at November 5, 2004.

ASSISTED LIVING CONCEPTS, INC.

FORM 10-Q
September 30, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ASSISTED LIVING CONCEPTS, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December 31,	September 30,
	2003	2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,943	$2,890
Cash restricted for resident security deposits	104	104
Accounts receivable, net of allowance for doubtful accounts of $706 at December 31, 2003 and $556 at September 30, 2004	3,415	2,956
Escrow deposits	3,269	4,123
Prepaid expenses	1,187	1,923
Cash restricted for workers’ compensation claims	4,014	4,300
Other current assets	1,395	914

Total current assets	15,327	17,210
Restricted cash	1,012	1,014
Property and equipment, net	182,972	180,481
Deferred income taxes	606	1,387
Other assets, net	4,297	3,822

Total assets	$204,214	$203,914

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,800	$1,477
Accrued real estate taxes	3,720	5,031
Accrued interest expense	96	548
Accrued payroll expense	7,275	6,214
Other accrued expenses	6,982	7,803
Income taxes payable	1,267	1,760
Resident security deposits	1,262	859
Other current liabilities	989	1,268
Current portion of unfavorable lease adjustment	490	470
Current portion of long-term debt	3,175	3,389

Total current liabilities	27,056	28,819
Other liabilities	523	578
Unfavorable lease adjustment, net of current portion	2,327	1,979
Long-term debt, net of current portion	144,279	134,788

Total liabilities	174,185	166,164
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 3,250,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 6,431,925 and 6,484,750 issued and outstanding at December 31, 2003 and September 30, 2004, respectively (68,241 and 57,241 shares to be issued upon settlement of pending claims)	65	65
Additional paid-in capital	34,221	35,057
Retained earnings (deficit)	(4,257)	2,628

Total shareholders’ equity	30,029	37,750

Total liabilities and shareholders’ equity	$204,214	$203,914

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Revenue	$42,443	$44,907	$125,519	$131,164
Operating expenses:
Residence operating expenses	28,397	29,301	83,840	86,240
Corporate general and administrative	4,546	5,041	13,648	14,611
Building rentals	3,319	3,182	9,543	9,531
Depreciation and amortization	1,736	1,983	5,113	5,822

Total operating expenses	37,998	39,507	112,144	116,204

Operating income	4,445	5,400	13,375	14,960
Other income (expense):
Interest expense	(3,375)	(2,407)	(10,233)	(7,235)
Interest income	97	18	163	53
Other expense, net	—	(4)	(71)	(17)

Total other expense, net	(3,278)	(2,393)	(10,141)	(7,199)

Income from continuing operations before income taxes	1,167	3,007	3,234	7,761
Income tax expense	191	228	958	876

Income from continuing operations	976	2,779	2,276	6,885
Discontinued operations:
Income from operations (including gain on sale of assets)	—	—	830	—
Income tax expense	—	—	336	—

Income from discontinued operations	—	—	494	—

Net income	$976	$2,779	$2,770	$6,885

Basic earnings per share:
Income from continuing operations	$0.15	$0.43	$0.35	$1.06
Income from discontinued operations	—	—	0.08	—

Net income	$0.15	$0.43	$0.43	$1.06

Diluted earnings per share:
Income from continuing operations	$0.14	$0.41	$0.34	$1.01
Income from discontinued operations	—	—	0.08	—

Net income	$0.14	$0.41	$0.42	$1.01

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2003	2004
Operating Activities:
Net income	$2,770	$6,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,113	5,822
Stock-based compensation expense	163	227
Amortization of debt issuance costs	83	485
Amortization of fair value adjustment to building rentals	(176)	(368)
Amortization of fair market adjustment to long-term debt	306	8
Amortization of discount on long-term debt	424	—
Straight line adjustment to building rentals	90	65
Interest paid-in-kind	1,003	—
Provision for doubtful accounts and other reserves	658	132
Gain on sale of assets	(833)	—
Deferred income taxes	—	(336)
Changes in assets and liabilities:
Accounts receivable	(1,726)	328
Deposit escrows	(741)	(854)
Prepaid expenses and other current assets	(39)	(255)
Other assets	(216)	(10)
Accounts payable	401	(323)
Accrued expenses	(555)	1,522
Other liabilities	607	359

Net cash provided by operating activities	7,332	13,687
Investing Activities:
Decrease (increase) in restricted cash	4,991	(288)
Purchases of property and equipment	(2,493)	(3,332)
Sales of properties and equipment	2,569	1

Net cash provided by (used in) investing activities	5,067	(3,619)
Financing Activities:
Proceeds from long-term debt	—	20,000
Proceeds from exercise of stock options	—	164
Payments on long-term debt	(8,660)	(29,285)

Net cash used in financing activities	(8,660)	(9,121)

Net increase in cash and cash equivalents	3,739	947
Cash and cash equivalents, beginning of period	7,165	1,943

Cash and cash equivalents, end of period	$10,904	$2,890

Supplemental disclosure of cash flow information:
Cash payments for interest	$9,880	$6,291
Cash payments for income taxes	$50	$753

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

2. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company without audit and in the opinion of management include all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results of operations for each of the three and nine months ended September 30, 2003 and 2004, pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading.

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results for a full year.

The results of operations for the three and nine months ended September 30, 2003 and 2004 reflect the continuing operations of 177 residences. Results of operations for two residences sold in March 2003 are included in discontinued operations in the accompanying financial statements. (See Note 5).

3. Long-Term Debt

As of December 31, 2003 and September 30, 2004, long-term debt consists of the following (in thousands):

	December 31, 2003		September 30, 2004
	Carrying	Principal	Carrying	Principal
	Amount	Amount	Amount	Amount
Trust Deed Notes, payable to the State of Oregon Housing and Community Services Department (OHCS) (Oregon Notes) due 2028	$9,508	$9,412	$9,368	$9,276
Variable Rate Multifamily Revenue Bonds, payable to the Washington State Housing Finance Commission Department (Washington Bonds) due 2017	6,897	6,970	6,901	6,970
Variable Rate Demand Housing Revenue Bonds, Series 1997, payable to the Idaho Housing and Finance Association (Idaho Bonds) due 2017	5,996	6,060	5,700	5,760
Variable Rate Demand Housing Revenue Bonds, Series A-1 and A-2 payable to the State of Ohio Housing Finance Agency (Ohio bonds) due 2018	9,989	10,105	9,500	9,610
Housing and Urban Development (HUD) Insured Mortgages due 2036	7,280	7,358	7,241	7,318
Mortgage loans due 2008	27,384	27,343	26,929	26,891
Red Capital (Fannie Mae) due 2013	38,400	38,400	37,965	37,965
G.E. Capital Term Loan due 2008	35,000	35,000	34,573	34,573
G.E. Capital Credit Facility due 2008	7,000	7,000	—	—

Total debt	147,454	$147,648	138,177	$138,363

Less current portion	3,175		3,389

Long-term debt	$144,279		$134,788

The Oregon Notes are secured by buildings, land, furniture and fixtures of six Oregon residences. The notes are payable in monthly installments including interest at effective rates ranging from 7.4% to 9.0%.

The Washington Bonds are secured by a $7.1 million letter of credit and buildings, land, furniture and fixtures of five Washington residences and had an interest rate of 1.6% at September 30, 2004. The letter of credit expires in July 2005 and has an annual commitment fee of 2.0%.

The Idaho Bonds are secured by a $5.9 million letter of credit and buildings, land, furniture and fixtures of four Idaho residences and had an interest rate of 1.6% at September 30, 2004. The letter of credit expires in July 2005 and has an annual commitment fee of 2.0%.

The Ohio Bonds are secured by a $9.8 million letter of credit and buildings, land, furniture and fixtures of six Ohio residences and had an interest rate of 1.8% at September 30, 2004. The letter of credit expires in July 2005 and has an annual commitment fee of 2.0%.

The HUD insured mortgages include three separate loan agreements entered into in 2001. The mortgages are each secured by a separate facility in Texas. These loans mature between July 1, 2036 and August 1, 2036 and collectively require monthly principal and interest payments of $50,000. The loans bear interest at fixed rates ranging from 7.4% to 7.6%.

At September 30, 2004, mortgage loans include three fixed rate loans secured by seven Texas residences, three Oregon residences and three New Jersey residences. These loans collectively require monthly principal and interest payments of $230,000, with balloon payments of $11.8 million, $5.3 million and $7.2 million due at maturity in May, August and September 2008, respectively. These loans bear interest at fixed rates ranging from 7.6% to 8.7%.

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

The FNMA Loan has a fixed interest rate of 6.24%, matures in 10 years, has a 25-year principal amortization and is secured by 24 residences, which serve as collateral. Both the GE Term Loan and the GE Credit Facility mature in 5 years, accrue interest at LIBOR plus 4.0%, which is calculated based on a 360 day year and charged for the actual number of days elapsed, with an interest rate floor of 5.75%, and are secured by a collective pool of 30 residences, which serve as collateral. The GE Term Loan and the GE Credit Facility had an interest rate of 5.75% at September 30, 2004. The GE Term Loan requires monthly interest payments and principal reductions based on a 25-year principal amortization schedule, with a balloon payment at maturity. The GE Credit Facility has an initial revolving borrowing period of 2 years, which may be extended annually thereafter for three years upon mutual consent by GE Capital and the Company. During the initial revolving borrowing period, the GE Credit Facility requires monthly interest payments, no principal reductions, and accrues interest on the unused loan availability at a rate of 0.75% per year, which is paid quarterly. If the initial revolving borrowing period is not extended, then the GE Credit Facility converts from a revolving loan to a term loan with the same terms as the GE Term Loan. The GE Term Loan and the GE Credit Facility contain financial covenants that require a certain level of financial performance for the residences which serve as collateral for the loan and require the Company to remain current on its other debt service obligations. Failure to comply with these covenants could restrict loan amounts available to the Company under the loan agreement and could constitute an event of default, which would allow GE Capital to declare any amounts outstanding under the loan documents to be due and payable. The loans from Red Mortgage Capital and GE Capital were entered into by subsidiaries of the Company and are non-recourse to the Company, subject to a limited guaranty by the Company.

As of September 30, 2004, the following annual principal payments are required (in thousands):

October 1, 2004 through December 31, 2004	$843
2005	3,498
2006	3,915
2007	4,165
2008	28,258
Thereafter	97,684

Total	$138,363

The Company has a series of Reimbursement Agreements with U.S. Bank for Letters of Credit that support certain of the Revenue Bonds Payable. The total amount of these Letters of Credit, which secure $22.3 million of indebtedness and accrued interest thereon, was approximately $22.8 million as of September 30, 2004. The Company’s agreements with U.S. Bank contain certain financial covenants. Failure to comply with these covenants could constitute an event of default, which would allow U.S. Bank to declare any amounts outstanding under the loan documents to be due and payable. The agreements also require the Company to deposit $500,000 in cash collateral with U.S. Bank in the event certain regulatory actions are commenced with respect to the properties securing the Company’s obligations to U.S. Bank. U.S. Bank is required to release such deposits upon satisfactory resolution of the regulatory action.

Approximately $22.3 million of the Company’s indebtedness was secured by letters of credit held by U.S. Bank as of September 30, 2004, which in some cases have termination dates prior to the maturity of the underlying debt. As such letters of credit expire in July 2005, the Company will need to extend the current letters of credit, obtain replacement letters of credit, post cash collateral or refinance the underlying debt. There can be no assurance that the Company will be able to extend the current letters of credit or procure replacement letters of credit from the same or other lending institutions on terms that are acceptable to the Company or at all. In the event that the Company is unable to obtain a replacement letter of credit or provide alternate collateral prior to the expiration of any of these letters of credit, the Company would be in default on the underlying debt. Such a default would allow U.S. Bank to declare any amounts outstanding under the loan documents to be immediately due and payable.

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

4. Income Taxes

The Company anticipates taxable income for financial reporting purposes for the year ending December 31, 2004, and accordingly, has provided for federal and state income taxes for the nine months ended September 30, 2004. The Company has recorded such income tax expense at the rate of 11.3% for the nine months ended September 30, 2004.

The provision for income taxes differs from the applicable U.S. statutory federal rate as a result of the following items:

Statutory federal income tax rate	34.0%
State income taxes, net of federal benefit	5.4%
Non-deductible expenses	0.8%
Reduction of valuation allowance for successor company	(28.9)%

Effective tax rate	11.3%

As of December 31, 2003, the Company had approximately $13.9 million of net operating loss (“NOL”) carry-forwards, which will expire between 2009 and 2022. The NOL carry-forwards are subject to certain provisions of the Internal Revenue Code which restrict their utilization. In addition, any net unrealized built-in losses resulting from the excess of tax basis over the carrying value of the Company’s assets (primarily property and equipment) as of the Effective Date, which are recognized within five years, are also subject to these provisions. Section 382 of the Internal Revenue Code imposes limitations on the utilization of the NOL carry-forwards and built-in losses after certain changes of ownership of a loss company. The Company is deemed to be a loss company for these purposes. Under these provisions, the Company’s ability to utilize these NOL carry-forwards and built-in losses in the future will generally be subject to an annual limitation of approximately $1.6 million (the “Annual Limitation”). There can be no assurance that the Company will be able to utilize NOL carry-forwards or built-in losses and therefore, the Company established a 100 percent valuation allowance to offset the remaining deferred tax asset.

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

5. Discontinued Operations

During March 2003, the Company sold one residence in Ohio and one residence in Indiana. The total sales price for these residences was $2.6 million, and the Company recognized a gain from these sales of $899,000. In accordance with SFAS No. 144, the results of operations and the gain and losses from sales have been included in “Income from discontinued operations” in the accompanying financial statements for the nine months ended September 30, 2003.

6. Stock-based Compensation

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and recognizes compensation expense according to the prospective transition method under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. Under this method, the Company expenses the fair value of all new stock options granted after January 1, 2003. The Company uses the Black-Scholes option-pricing model for estimating the fair value of options granted. Previously, the Company accounted for stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. No stock-based employee compensation expense for stock options was reflected in Net Income previous to January 1, 2003, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had the Company applied the fair value accounting method to all of the Company’s stock option grants.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Net income, as reported	$976	$2,779	$2,770	$6,885
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	46	61	108	150
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards granted, net of related tax effects	(53)	(76)	(129)	(191)

Pro forma net income	$969	$2,764	$2,749	$6,844

Net income per share:
Basic - as reported	$0.15	$0.43	$0.43	$1.06
Basic - pro forma	$0.15	$0.42	$0.42	$1.05
Diluted - as reported	$0.14	$0.41	$0.42	$1.01
Diluted - pro forma	$0.14	$0.40	$0.41	$1.00

7. Income Per Share

The weighted average common shares used for basic net income per common share were 6,500,000 for the three and nine months ended September 30, 2003 and 6,539,000 and 6,513,000 for the three and nine months ended September 30, 2004. The effect of dilutive stock options using the treasury stock method added 263,000 and 131,000 shares for the three and nine months ended September 30, 2003 and 313,000 and 332,000 shares for the three and nine months ended September 30, 2004. For the three and nine months ended September 30, 2004, 29,000 and 12,000 stock options were excluded from the computation of diluted earnings per share as their inclusion would be anti-dilutive.

8. Other Accrued Expenses

At December 31, 2003 and September 30, 2004, other accrued expenses include reserves for workers’ compensation claims of approximately $3.2 million and $3.5 million, respectively and reserves for professional liability claims payable of approximately $2.1 million.

9. Liquidity

The Company had working capital deficits of $11,729,000 and $11,609,000 at December 31, 2003 and September 30, 2004, respectively.

The Company has certain contingencies and reserves, including litigation reserves, recorded as current liabilities at September 30, 2004 that management believes it will not be required to liquidate within the next twelve months. However, in the event that all current liabilities become due within twelve months, the Company may be required to obtain debt financing and/or sell securities on unfavorable terms. There can be no assurance that such action may not be necessary to ensure appropriate liquidity for the operations of the Company. As of September 30, 2004, the Company had $15.0 million in credit availability under the GE Credit Facility.

10. Related Party Transactions

Andre Dimitriadis, who resigned from the Company’s Board of Directors September 10, 2004, is the President, Chief Executive Officer and Chairman of the Board of LTC Properties, Inc. (“LTC”). The Company currently leases 37 properties from LTC. The Company incurred lease expense of $2.2 million and $6.5 million for the three and nine months ended September 30, 2003 and 2004, respectively, pursuant to these leases.

11. Subsequent Events

On October 1, 2004, the Board of Directors of the Company adopted a Shareholder Rights Plan (the “Rights Agreement”) and declared a dividend of one right for each share of common stock outstanding on September 30, 2004 and to become outstanding thereafter. Each right entitles the holder of the right to purchase one one-thousandth share of the Company’s Series A Junior Participating Preferred Stock for $60 per share if the right becomes exercisable. The rights become exercisable only if a person or group acquires 20% or more of the common stock of the Company then outstanding or commences a tender offer or exchange offer that, if consummated, would result in the person or group acquiring 20% or more of the Company’s common stock then outstanding. If a person or group acquires 20% of the Company’s outstanding common stock, right holders (other than the shareholder(s) who acquired 20% of the Company’s common stock) become entitled to purchase an amount of common stock of the Company (or Common Stock Equivalents as defined in the Shareholder Rights Plan, or, in certain circumstances, common stock of the acquirer) having a value equal to two times the exercise price of $60. The rights currently trade with the Company’s common stock. The rights may be redeemed by the Board, for one cent per right, at any time before a person or entity acquires 20% or more of the common stock of the Company then outstanding. The rights expire in October 2014.

The Company’s articles of incorporation authorize up to 3,250,000 shares of preferred stock, of which 400,000 shares have been reserved for possible issuance under the Shareholder Rights Plan. As of September 30, 2004, no preferred shares have been issued.

On November 4, 2004, the Company entered into a Plan of Merger and Acquisition Agreement (the “Merger Agreement”) with Extendicare Health Services, Inc., a Delaware corporation (“Extendicare”), and Alpha Acquisition, Inc., a Nevada corporation (“Merger Sub”) and a wholly-owned subsidiary of Extendicare, pursuant to which Extendicare will acquire Assisted Living Concepts, Inc. (“ALC”). On the terms and subject to the conditions of the Merger Agreement, Merger Sub will be merged with and into ALC, with ALC as the surviving corporation (the “Merger”), and each share of Common Stock of ALC, $.01 par value (the “ALC Common Stock”) issued and outstanding at the effective time of the Merger (the “Effective Time”), and other than the shares for which ALC shareholders have properly demanded dissenter’s rights, will be converted into the right to receive $18.50 in cash. The completion of the Merger is subject to the approval by the holders of a majority of the voting power of the Common Stock of ALC. The Merger Agreement is subject to the satisfaction of other conditions customary to transactions of this type, including the expiration of the waiting period under the Hart-Scott-Rodino Act and any required governmental approvals.

In connection with the Merger Agreement, the Rights Agreement, effective as of October 1, 2004, between ALC and American Stock Transfer & Trust Company, as Rights Agent, was amended as of November 4, 2004. The Rights Agreement amendment provides that Extendicare and its affiliates shall not become “Acquiring Persons” and thus avoids triggering the rights set forth in the Rights Agreement as a result of the execution or delivery of, or consummation of the transactions contemplated by, the Merger Agreement or any amendments thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, World Wide Web posting or otherwise), may be deemed to constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include statements about the Company’s estimates, expectations, beliefs, intentions or strategies for the future, and the assumptions underlying these forward-looking statements. The Company uses the words “will,” “believes,” “anticipates,” “estimates,” “intends,” “expects,” “should,” “could,” and words of similar import, to identify these forward-looking statements. These forward-looking statements may be affected by risks and uncertainties, including without limitation (i) our ability to control costs and improve operating margins, (ii) our ability to increase occupancy, (iii) our ability to increase our revenue at a pace which exceeds expense inflation, (iv) our ability to operate our residences in compliance with evolving regulatory requirements, (v) the degree to which our future operating results and financial condition may be affected by a reduction in Medicaid reimbursement rates, (vi) our ability to extend or renegotiate our current debt agreements, and (vii) the risk factors discussed in our Form 10-K for the period ending December 31, 2003. In light of such risks and uncertainties, our actual results could differ materially from such forward-looking statements. Caution should be taken not to place undue reliance on the Company’s forward-looking statements, which represent the Company’s views only as of the date this report is filed. Except as may be required by law, we do not undertake any obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

References in this section to “ALC,” the “Company,” “us” or “we” refer to Assisted Living Concepts, Inc. and its wholly owned subsidiaries.

General

We operate owned and leased free-standing assisted living residences. These residences are primarily located in small, middle-market, rural and suburban communities with a population typically ranging from 10,000 to 40,000. As of September 30, 2004, we had residences in 14 states.

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

As of September 30, 2004, we operated 177 assisted living residences (6,838 units), of which we owned 122 residences (4,734 units) and leased 55 residences (2,104 units).

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Revenue	100.0	100.0	100.0	100.0
Operating expenses:
Residence operating expenses	66.9	65.3	66.8	65.8
Corporate general and administrative	10.7	11.2	10.9	11.1
Building rentals	7.8	7.1	7.5	7.3
Depreciation and amortization	4.1	4.4	4.1	4.4

Total operating expenses	89.5	88.0	89.3	88.6

Operating income	10.5	12.0	10.7	11.4
Other income (expense):
Interest expense	(8.0)	(5.3)	(8.1)	(5.5)
Interest income	0.2	—	0.1	—
Other expense, net	—	—	(0.1)	—

Total other expense, net	(7.8)	(5.3)	(8.1)	(5.5)
Income from continuing operations before income taxes	2.7	6.7	2.6	5.9
Income tax expense	0.4	0.5	0.8	0.7

Income from continuing operations	2.3	6.2	1.8	5.2
Discontinued operations:
Income from operations (including gain on sale of assets)	—	—	0.7	—
Income tax expense	—	—	0.3	—

Income from discontinued operations	—	—	0.4	—

Net income	2.3	6.2	2.2	5.2

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Other Data Relating to Continuing Operations:
Residences operated (end of period)	177	177	177	177
Units operated (end of period)	6,838	6,838	6,838	6,838
Average occupancy rate (based on available units)	88.4%	90.4%	88.1%	89.3%
Average monthly rental rate	$2,310	$2,393	$2,282	$2,357
Sources of revenue:
Medicaid state paid portion	14.0%	15.2%	13.4%	14.6%
Medicaid resident paid portion	9.1%	9.8%	8.7%	9.6%
Private resident paid portion	76.9%	75.0%	77.9%	75.8%

Total	100.0%	100.0%	100.0%	100.0%

Three months ended September 30, 2004 compared to three months ended September 30, 2003:

The Company recorded net income of $2.8 million on revenues of $44.9 million for the three months ended September 30, 2004 (the “September 2004 Quarter”) compared to net income of $1.0 million on revenues of $42.4 million for the three months ended September 30, 2003 (the “September 2003 Quarter”).

Revenues increased $2.5 million for the September 2004 Quarter compared to the September 2003 Quarter primarily due to an increase in average occupancy percentage of approximately 2.0 percentage points and an increase in average rental rate received from residents of approximately $83 per month. In March 2004, the Company instituted a private resident rent increase in all its residences.

Residence operating expenses increased $904,000 for the September 2004 Quarter compared to the September 2003 Quarter but decreased as a percentage of revenue from 66.9% to 65.3%. Of the increase, $976,000 is attributable to an increase in payroll expenses, which decreased slightly as a percentage of revenue. An increase in utilities expenses of approximately $78,000 also accounted for a portion of the increase. The increase in payroll is primarily due to increased salaries and wages, including expenses related to employee incentives. The increase in payroll and utilities was offset primarily by a decrease of $196,000 in professional liability costs associated with favorable write-offs and claim trends.

Corporate, general and administrative expenses increased $495,000 for the September 2004 Quarter compared to the September 2003 Quarter and increased as a percentage of revenue from 10.7% to 11.2%. This increase is primarily due to $316,000 of expenses related to the Company’s announced exploration of strategic alternatives as well as higher payroll costs of $346,000, including expenses related to employee incentives. These increases were partially offset by decreased travel related expenses of $49,000 and a reduction of $117,000 in costs associated with a company wide management meeting held in September 2003.

Building rentals decreased $137,000 for the September 2004 Quarter compared to the September 2003 Quarter and decreased as a percentage of revenue from 7.8% to 7.1%.

Depreciation and amortization expense increased by $247,000 for the September 2004 Quarter compared to the September 2003 Quarter due to fixed asset purchases in 2003 and 2004.

Interest expense decreased $968,000 for the September 2004 Quarter compared to the September 2003 Quarter due to the overall reduction of indebtedness and lower interest rates resulting from the December 2003 refinancing.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003:

The Company recorded net income of $6.9 million on revenues of $131.2 million for the nine months ended September 30, 2004 compared to net income of $2.8 million on revenues of $125.5 million for the nine months ended September 30, 2003.

Revenues increased $5.6 million for the nine months ended September 2004 compared to the nine months ended September 2003 primarily due to an increase in average occupancy percentage of approximately 1.2 percentage points and an increase in average rental rate received from residents of approximately $75 per month. In March 2004, the Company instituted a private resident rent increase in all its residences.

Residence operating expenses increased $2.4 million for the nine months ended September 2004 compared to the nine months ended September 2003 but decreased as a percentage of revenue from 66.8% to 65.8%. Of the increase, $3.1 million is attributable to an increase in payroll expenses attributable to higher occupancy and higher benefit costs and approximately $498,000 is due to increased kitchen related expenses, including food purchases. The increases in payroll and kitchen expenses were offset primarily by a decrease of $630,000 in bad debt expense associated with favorable write-off trends as well as a decrease of $393,000 in professional liability costs associated with favorable write-offs and claim trends.

Corporate, general and administrative expenses increased $963,000 for the nine months ended September 2004 compared to the nine months ended September 2003 and increased as a percentage of revenue from 10.9% to 11.1%. This increase is primarily due to $606,000 of expenses related to the Company’s announced exploration of strategic alternatives as well as higher payroll costs of $1.0 million, including expenses related to employee incentives, that were partially offset by a decrease in office rent expense of $272,000 as well as a decrease in travel related expenses of $244,000. The decrease in office rent expense is primarily due to the absence in the nine months ended September 2004 of expenses incurred in the nine months ended September 2003 related to operating two corporate headquarters and other costs associated with the preparation to close the corporate office in Portland, Oregon.

Building rentals decreased $12,000 for the nine months ended September 2004 compared to the nine months ended September 2003 and decreased as a percentage of revenue from 7.5% to 7.3%.

Depreciation and amortization expense increased by $709,000 for the nine months ended September 2004 compared to the nine months ended September 2003 due to fixed asset purchases in 2003 and 2004.

Interest expense decreased $3.0 million for the nine months ended September 2004 compared to the nine months ended September 2003 due to the overall reduction of indebtedness and lower interest rates resulting from the December 2003 refinancing.

Liquidity and Capital Resources

At September 30, 2004, we had a working capital deficit of $11.6 million and unrestricted cash and cash equivalents of $2.9 million. Cash increased from December 31, 2003 to September 30, 2004 primarily due to the $13.7 million of cash generated from operating activities offset by purchases of equipment and payments of long-term debt. Cash generated year-to-date was partially offset by repayments of $7.0 million on the GE Credit Facility, thereby increasing our availability under the GE Credit Facility from $8.0 million as of December 31, 2003 to $15.0 million as of September 30, 2004.

Net cash provided by operating activities was $13.7 million during the nine months ended September 30, 2004. The primary sources were net income of $6.9 million and $5.8 million of depreciation and amortization.

Net cash used in investing activities was $3.6 million during the nine months ended September 30, 2004 and primarily related to purchases of equipment.

Net cash used in financing activities was $9.1 million during the nine months ended September 30, 2004, which primarily related to net payments on long-term debt. Of this $9.1 million, $7.0 million related to repayments on the GE Credit Facility.

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

The FNMA Loan has a fixed interest rate of 6.24%, matures in 10 years, has a 25-year principal amortization and is secured by 24 residences, which serve as collateral. Both the GE Term Loan and the GE Credit Facility mature in 5 years, accrue interest at

LIBOR plus 4.0%, which is calculated based on a 360 day year and charged for the actual number of days elapsed, with an interest rate floor of 5.75%, and are secured by a collective pool of 30 residences, which serve as collateral. The GE Term Loan and the GE Credit Facility had an interest rate of 5.75% at September 30, 2004. The GE Term Loan requires monthly interest payments and principal reductions based on a 25-year principal amortization schedule, with a balloon payment at maturity. The GE Credit Facility has an initial revolving borrowing period of 2 years, which may be extended annually thereafter for three years upon mutual consent by GE Capital and the Company. During the initial revolving borrowing period, the GE Credit Facility requires monthly interest payments and no principal reductions. If the initial revolving borrowing period is not extended, then the GE Credit Facility converts from a revolving loan to a term loan with the same terms as the GE Term Loan.

The GE Term Loan and the GE Credit Facility contain financial covenants that require a certain level of financial performance for the residences, which serve as collateral for the loan and require the Company to remain current on its other debt service obligations. Failure to comply with these covenants could restrict loan amounts available to the Company under the loan agreement and could constitute an event of default, which would allow GE Capital to declare any amounts outstanding under the loan documents to be immediately due and payable. Any such default could have a material adverse effect on the Company. The loans from Red Mortgage Capital and GE Capital were entered into by subsidiaries of the Company and are non-recourse to the Company, subject to a limited guaranty by the Company.

The Company has a series of Reimbursement Agreements with U.S. Bank for Letters of Credit that support certain of our Revenue Bonds Payable. The total amount of these Letters of Credit, which secure $22.3 million of indebtedness and accrued interest thereon, was approximately $22.8 million as of September 30, 2004. Our agreements with U.S. Bank contain certain financial covenants. Failure to comply with these covenants could constitute an event of default, which would allow U.S. Bank to declare any amounts outstanding under the loan documents to be immediately due and payable. Any such default could have a material adverse effect on the Company. The agreements also require us to deposit $500,000 in cash collateral with U.S. Bank in the event certain regulatory actions are commenced with respect to the properties securing our obligations to U.S. Bank. U.S. Bank is required to release such deposits upon satisfactory resolution of the regulatory action. As of the date of this filing, no such cash collateral deposits are on deposit with U.S. Bank.

Approximately $22.3 million of our indebtedness was secured by letters of credit held by U.S. Bank as of September 30, 2004, which in some cases have termination dates prior to the maturity of the underlying debt. As such letters of credit expire in July 2005, we will need to extend the current letters of credit, obtain replacement letters of credit, post cash collateral or refinance the underlying debt. There can be no assurance that we will be able to extend the current letters of credit or procure replacement letters of credit from the same or other lending institutions on terms that are acceptable to us or at all. In the event that we are unable to obtain a replacement letter of credit or provide alternate collateral prior to the expiration of any of these letters of credit, we would be in default on the underlying debt.

Certain of our leases, loan agreements, and debt instruments contain covenants and cross-default provisions such that a default on one of those agreements could cause us to be in default on one or more other agreements, which would have a material adverse effect on the Company.

The Company leases 37 of its facilities, representing 1,426 units, from LTC Properties, Inc. (LTC). In accordance with the Company’s plan of reorganization, effective January 1, 2002, the Company entered into a Master Lease Agreement with LTC under which 16 leases were consolidated. This Master Lease Agreement provides for aggregate rent reductions of $875,000 per year and restructured the provision related to minimum rent increases for the 16 properties for the remaining initial term. The Master Lease Agreement and other LTC lease agreements also provide LTC with the option to exercise certain remedies, including the termination of the Master Lease Agreement and the other LTC leases, upon the occurrence of an Event of Default. A change of control of the Company is deemed to be an Event of Default if certain conditions are not met. A change of control is deemed to occur if, among other things, (i) any person, directly or indirectly, is or becomes the beneficial owner of thirty percent (30%) or more of the combined voting power of the Company’s outstanding voting securities, (ii) the stockholders approve under certain conditions a merger or consolidation of the Company with another corporation or entity, or (iii) the stockholders approve a plan of liquidation or sale of all or substantially all of the assets of the Company. However, if upon a change of control, the surviving entity has a net worth of $75 million or more, the change of control would not constitute an Event of Default. LTC in its Report on Form 8K, dated September 13, 2004 (the “LTC 8K”), announced that it had engaged a financial advisor to identify and distribute to a select group of potential lessees an Information Memorandum containing information about the 37 LTC properties leased by the Company. According to the LTC 8K, if the Company engaged in a transaction in connection with its announced exploration of strategic alternatives that did not comply with the change in control provisions contained in the LTC leases, LTC may elect to declare an event of default and enter into a lease with one or more new tenants.

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

Below is summarized financial information for the 37 LTC properties:

	Three months ended
(in thousands)	March 31,	June 30,	September 30,
(unaudited)	2004	2004	2004
Revenue	$9,020	$9,413	$9,478
Residence operating expenses	5,719	5,567	5,814
Building rentals	2,187	2,181	2,181
Depreciation & amortization	50	43	49

Total operating expenses	7,956	7,791	8,044

Operating income (1)	$1,064	$1,622	$1,434

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

Andre Dimitriadis, formerly a member of the Company’s Board of Directors, is the President, Chief Executive Officer and Chairman of the Board of LTC Properties, Inc. (“LTC”). As previously disclosed in the Company’s Form 10K for the year ended December 31,2003, Mr. Dimitriadis, representing that he was acting solely as a director of the Company and not in his capacity as an officer or director of LTC, on or about March 28, 2004 orally raised certain issues of inconsistency and nonconformity regarding compliance with certain of the LTC Leases, which include at this time, the following: 1) whether there are inconsistencies in the number of units that constitute the leased property in the Athens, Texas, Greenville, Texas and Tiffen, Ohio leases, 2) whether the LTC leases require insurance based on the limits stated in the lease on a per facility basis, and 3) whether the 4 LTC leases with Carriage House, a wholly owned subsidiary of the Company, require Carriage House to deliver on an annual basis audited consolidated financial statements of Carriage House. Mr. Dimitriadis similarly raised the issue as to whether the Company is required to obtain licenses for the 2 facilities located in Elkhart, Indiana and Madison, Indiana as assisted living facilities. On or about March 29, 2004, Mr. Dimitriadis sent a letter to the Company, a copy of which was filed as exhibit 99 to our Form 10K for the year ended December 31, 2003, further discussing these matters and the circumstances that led him to raise these issues.

Management believes that the Company has meritorious defenses available to it and/or could exercise its cure rights under the leases to resolve these matters in the event that LTC were to deliver a notice of default. LTC has not delivered any notice of default to the Company. LTC confirmed in the LTC 8K dated September 13, 2004 that no Event of Default has been declared. However, the Company is continuing to review and assess these matters internally and no assurance can be given as to whether the eventual resolution of these issues will be favorable to the Company. The Company is in the process of obtaining licenses for the 2 Indiana properties as assisted living facilities which is expected to be completed by December 31, 2004. The Company provides LTC on an annual basis with annual consolidated audited financial statements of the Company, but not Carriage House, which was acquired in 1997.

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

Recent Events

For a number of reasons, including the exploration of strategic alternatives, the Board has postponed indefinitely the Annual Shareholders’ Meeting scheduled for June 3, 2004.

On or about May 7, 2004, the Company received a letter from Bruce E. Toll notifying the Company of Mr. Toll’s intention of nominating four nominees to the Board at our Annual Shareholders’ Meeting. After the postponement of the Annual Shareholders’ Meeting, Mr. Toll filed an amendment to Schedule 13-D on June 14, 2004 indicating, among other things, that he disagreed with the Board’s action in postponing the Annual Shareholders’ Meeting and questioning whether the Board was seriously considering a transaction that would benefit all shareholders. Mr. Toll further stated that he and the Filing Persons may (a) file litigation against the Company and its interested directors for breach of fiduciary duty, (b) form a group to protect the interests of all of the shareholders of the Company and (c) communicate with various regulatory agencies regarding the conduct of the Board. As previously announced, the Company is in the process of exploring strategic alternatives with the goal of maximizing shareholder value. The Company has established an independent Special Committee for this purpose, appointed a new independent director to the Board and Special Committee and retained Jefferies & Company, Inc. as financial advisor and retained independent legal counsel. The independent Special Committee and its financial advisor are continuing with the process of exploring strategic alternatives with the goal of maximizing shareholder value. On October 4, 2004, the Company announced that it had received indications of interest for the acquisition of the Company in a cash transaction from a number of third parties and that the Special Committee is also continuing to review other strategic alternatives available to the Company, including among other things, refinancing, sale-leaseback of Company properties, special dividend to Company stockholders and remaining a public Company. There can be no assurance, however, that the Special Committee’s evaluation of strategic alternatives will result in any transaction. On October 4, 2004, the Company also announced the adoption of a shareholders rights plan in which preferred stock purchase rights will be distributed as a dividend at the rate of one right for each share of common stock of the Company held by stockholders of record as of the close of business on September 30, 2004.

On November 4, 2004, the Company entered into a Plan of Merger and Acquisition Agreement (the “Merger Agreement”) with Extendicare Health Services, Inc., a Delaware corporation (“Extendicare”), and Alpha Acquisition, Inc., a Nevada corporation (“Merger Sub”) and a wholly-owned subsidiary of Extendicare, pursuant to which Extendicare will acquire ALC. On the terms and subject to the conditions of the Merger Agreement, Merger Sub will be merged with and into ALC, with ALC as the surviving corporation (the “Merger”), and each share of Common Stock of ALC, $.01 par value (the “ALC Common Stock”) issued and outstanding at the effective time of the Merger, and other than the shares for which ALC shareholders have properly demanded dissenter’s rights, will be converted into the right to receive $18.50 in cash. The completion of the Merger is subject to the approval by the holders of a majority of the voting power of the Common Stock of ALC. The Merger Agreement is subject to the satisfaction of other conditions customary to transactions of this type, including the expiration of the waiting period under the Hart-Scott-Rodino Act and any required governmental approvals. The Merger is expected to be to completed during the early part of the first calendar quarter of 2005. The above description of the Merger, Merger Agreement and related transactions and agreements is qualified in its entirety by the terms of the Merger Agreement, which is filed as Exhibit 2.1 to, and incorporated by reference in, the Report on Form 8K filed by the Company on November 5, 2004.

In connection with the Merger Agreement, the Rights Agreement, effective as of October 1, 2004, between ALC and American Stock Transfer & Trust Company, as Rights Agent, was amended as of November 4, 2004. The Rights Agreement amendment provides that Extendicare and its affiliates shall not become “Acquiring Persons” and thus avoids triggering the rights set forth in the Rights Agreement as a result of the execution or delivery of, or consummation of the transactions contemplated by, the Merger Agreement or any amendments thereto. A copy of the Rights Agreement amendment was filed as Exhibit 4.1 to the Report on Form 8-K filed by the Company on November 5, 2004.

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

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect our future earnings and cash flows. We had variable rate debt of $56.9 million outstanding at September 30, 2004 with a weighted average interest rate of 4.1%, of which $34.6 million has an interest rate floor of 5.75%. Assuming that our balance of variable rate debt, excluding $34.6 million which has an interest rate floor of 5.75%, remains constant at $22.3 million, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in net cash flows, of $223,400. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in net cash flows, of $223,400. For our $34.6 million of variable rate debt which has an interest rate floor of 5.75%, each one-percent increase in interest rates in excess of 5.75% would result in an annual increase in interest expense, and a corresponding decrease in net cash flows, of $345,730. Conversely, each one-percent decrease at interest rates of 6.75% or greater would result in an annual decrease in interest expense, and a corresponding increase in net cash flows, of $345,730.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are involved from time to time in ordinary, routine or regulatory legal proceedings incidental to our business. As of November 10, 2004, we believe that such legal proceedings should not have a material adverse effect on our business.

Item 6. Exhibits

(a)	The following documents are filed as part of this report:

Exhibit
Number
4.1	Certificate of Designation of Series A Junior Participating Preferred Stock. (Incorporated by reference to the same titled exhibit to the Company’s report on Form 8K filed October 4, 2004.)

4.2	Rights Agreement by and between Assisted Living Concepts, Inc. and American Stock Transfer & Trust Company, as Rights Agent, effective as of October 1, 2004, including the forms of Certificate of Designation, Rights Certificate and Summary of Stockholder Rights Plan attached thereto as Exhibits A, B and C, respectively. (Incorporated by reference to the same titled exhibit to the Company’s report on Form 8K filed October 4, 2004.)

4.3	First Amendment to Rights Agreement dated November 4, 2004 (filed herewith)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

November 10, 2004

EXHIBIT INDEX

Exhibit
Number
4.1	Certificate of Designation of Series A Junior Participating Preferred Stock. (Incorporated by reference to the same titled exhibit to the Company’s report on Form 8K filed October 4, 2004.)

4.2	Rights Agreement by and between Assisted Living Concepts, Inc. and American Stock Transfer & Trust Company, as Rights Agent, effective as of October 1, 2004, including the forms of Certificate of Designation, Rights Certificate and Summary of Stockholder Rights Plan attached thereto as Exhibits A, B and C, respectively. (Incorporated by reference to the same titled exhibit to the Company’s report on Form 8K filed October 4, 2004.)

4.3	First Amendment to Rights Agreement dated November 4, 2004 (filed herewith)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)