Form 10-Q
period 2006-09-30
ASSISTED LIVING CONCEPTS INC
filed 2006-11-22
CIK 929994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 001-13498
Assisted Living Concepts, Inc.
(Exact name of registrant as specified in its charter)

Nevada	93-1148702
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

111 West Michigan Street
Milwaukee, Wisconsin	53203
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (414) 908-8800
NONE
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One).
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 21, 2006, the Company had 57,543,165 shares of its Class A Common Stock, $0.01 par value outstanding and 11,778, 433 shares of its Class B Common Stock, $0.01 par value outstanding.

ASSISTED LIVING CONCEPTS, INC.

Item 1. FINANCIAL STATEMENTS
ASSISTED LIVING CONCEPTS, INC.
COMBINED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,454	$6,439
Accounts receivable, less allowances of $757 and $872 respectively	5,010	4,351
Supplies, prepaid expenses and other current assets	6,255	4,904
Deferred state income taxes	525	392
Due from shareholder and affiliates
Deferred federal income taxes	1,005	350
Other	2,422	76

Total current assets	26,671	16,512
Property and equipment, net	372,831	378,362
Goodwill and other intangible assets, net	18,364	19,953
Other assets	7,918	5,870

Total Assets	$425,784	$420,697

LIABILITIES AND PARENT’S INVESTMENT
Current Liabilities:
Accounts payable	$4,346	$5,027
Accrued liabilities	22,243	20,267
Accrued state income taxes	889	570
Current maturities of long-term debt	3,069	2,925
Due to shareholder and affiliates
Accrued federal income taxes	6,227	—
Current portion of self-insured liabilities	300	300

Total current liabilities	37,074	29,089
Accrual for self-insured liabilities	1,200	1,027
Long-term debt	126,376	128,601
Deferred state income taxes	793	814
Other long-term liabilities	8,247	7,181
Due to shareholder and affiliates
Deferred federal income taxes	1,974	3,324
Interest-bearing advances	22,018	47,218

Total Liabilities	197,682	217,254

Parent’s investment	228,102	203,443

Total Liabilities and Parent’s Investment	$425,784	$420,697

The accompanying notes are an integral part of these combined financial statements.

ASSISTED LIVING CONCEPTS, INC.
COMBINED STATEMENTS OF INCOME
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES	$58,820	$56,011	$172,594	$149,165

EXPENSES:
Operating	39,599	37,404	115,355	99,711
General and administrative	2,915	1,709	7,856	5,501
Lease costs	3,564	3,535	10,589	9,388
Depreciation and amortization	4,235	4,021	12,527	10,620
Interest expense, net	2,294	3,353	7,708	9,480
Transaction costs	1,435	—	3,735	—
Loss on impairment of long-lived assets	3,080	—	3,080	—

Total Expenses	57,122	50,022	160,850	134,700

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,698	5,989	11,744	14,465
Income tax expense	1,177	2,285	5,808	5,529

NET INCOME FROM CONTINUING OPERATIONS	521	3,704	5,936	8,936
Loss from discontinued operations before income taxes	(317)	(165)	(2,417)	(447)
Income tax benefit on discontinued operations	(92)	(64)	(919)	(171)

NET LOSS FROM DISCONTINUED OPERATIONS	(225)	(101)	(1,498)	(276)

NET INCOME	$296	$3,603	$4,438	$8,660

The accompanying notes are an integral part of these combined financial statements.

ASSISTED LIVING CONCEPTS, INC.
COMBINED STATEMENT OF PARENT’S INVESTMENT
(unaudited)
(in thousands)

BALANCE at DECEMBER 31, 2005	$203,443
Net income	4,438
Net cash transferred from parent	16,127
Net due from Parent for capital contribution	3,726
Other intercompany transactions	368

BALANCE at September 30, 2006	$228,102

The accompanying notes are an integral part of this combined financial statement.

ASSISTED LIVING CONCEPTS, INC.
COMBINED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$4,438	$8,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,587	10,769
Amortization of purchase accounting adjustments for:
Leases and debt	(636)	(333)
Below market resident leases	(1,067)	(1,836)
Provision for bad debt	64	417
Provision for self-insured liabilities	400	652
Payments of self-insured liabilities	(227)	(553)
Loss on impairment of long-lived assets	5,018	—
Deferred income taxes	(2,159)	3,135
Changes in assets and liabilities:
Accounts receivable	(723)	(1,444)
Supplies, prepaid expenses and other current assets	(1,351)	1,826
Accounts payable	(682)	43
Accrued liabilities	3,791	4,940
Income taxes payable/receivable	(214)	(1,548)
Current due to shareholder and affiliates	7,889	3,933

Cash provided by operating activities	27,128	28,661

INVESTING ACTIVITIES:
Payment for acquisition of Assisted Living Concepts, Inc.	—	(145,848)
Cash balances in Historic ALC as of acquisition date	—	6,548
Payments for new construction projects	(1,607)	(12,394)
Payments for purchases of property and equipment	(10,476)	(4,501)
Changes in other non-current assets	(356)	(2,449)

Cash used in investing activities	(12,439)	(158,644)

FINANCING ACTIVITIES:
Capital contributions (distributions) from (to) parent	(1,173)	7,021
Capital contributions from Extendicare to ALC	17,300	80,000
Proceeds from debt to finance Historic ALC acquisition	—	60,000
Interest bearing advances from parent to payoff debt	—	34,016
Repayment of interest bearing advances to parent	(25,200)	—
Payments of long-term debt	(1,768)	(41,088)
Other long-term liabilities	1,167	902

Cash (used in) provided by financing activities	(9,674)	140,851

Increase in cash and cash equivalents	5,015	10,868
Cash and cash equivalents, beginning of period	6,439	119

Cash and cash equivalents, end of period	$11,454	$10,987

ASSISTED LIVING CONCEPTS, INC.
COMBINED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$8,134	$9,332

Income tax payments, net of refunds	$486	$4,860

Supplemental schedule of non-cash investing and financing activities:
Extendicare acquired all of the capital stock of Assisted Living Concepts, Inc. in connection with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$—	$315,200
Cash paid	—	(144,199)

Liabilities assumed	$—	$171,001

Capital lease obligations incurred to purchase properties	$—	$12,848

The accompanying notes are an integral part of these combined financial statements.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS
September 30, 2006
1. BASIS OF PRESENTATION
     The combined financial statements of Assisted Living Concepts, Inc. (“ALC” or “the Company”) referred to herein represent the combined historical financial position and results of operations of the assisted living operations of Extendicare Inc. (“Extendicare”) in the United States. As of December 31, 2005, Extendicare’s assisted living operations consisted of 211 assisted living residences (8,673 units). Extendicare acquired 177 of these assisted living residences through the share acquisition of ALC on January 31, 2005, by a wholly owned subsidiary of Extendicare, Extendicare Health Services, Inc. (“EHSI”). In these combined financial statements, ALC prior to the January 31, 2005 acquisition by EHSI is referred to as Historic ALC. The remaining assisted living residences were owned or constructed by EHSI prior to the ALC acquisition. Through a series of transactions described in notes 2 and 9, subsequent to September 30, 2006, substantially all of Extendicare’s assisted living operations and properties became owned and operated by ALC. ALC operates in one reporting segment, assisted living residences, throughout the United States. At September 30, 2006, the Company was an indirect wholly owned subsidiary of Extendicare, a Canadian publicly traded company.
     The accompanying combined financial statements as of and for the three month and nine month periods ended September 30, 2006 and 2005 are unaudited and have been prepared in accordance with the instructions to Form 10-Q. Such financial statements do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of ALC’s management, all adjustments necessary for a fair presentation of such financial statements have been included. The combined balance sheet information as of December 31, 2005 has been derived from Extendicare’s audited consolidated financial statements.
     The combined financial statements of ALC have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s most significant estimates include, measurement of acquired assets and liabilities in business combinations, valuation of assets and determination of asset impairment, self-insured liabilities for general and professional liability, workers’ compensation and health and dental claims, valuation of conditional asset retirement obligations, and valuation of deferred tax assets. Actual results could differ from those estimates.
     These combined financial statements should be read in conjunction with the combined financial statements and notes thereto for the year ended December 31, 2005 contained in ALC’s registration statement on Form 10 filed with the Securities and Exchange Commission. Certain reclassifications have been made to the 2005 combined financial statements to conform to the presentation for 2006. These reclassifications include the reporting of discontinued operations based upon actions implemented in 2006.
     On November 7, 2006, the Board of Directors of Extendicare announced it’s intention to complete a plan of arrangement which, among other things unrelated to ALC, entailed the distribution of ALC Class A and Class B common stock to Extendicare shareholders, (the “Separation Transaction”), and the conversion of the remaining business of Extendicare into an unincorporated open ended real estate investment trust (“REIT”) (together with the Separation Transaction, the “Plan of Arrangement”). On November 10, 2006, the Separation Transaction was completed. See notes 2 and 9.
2. ALC SEPARATION TRANSACTION
     (a) Strategic Initiatives
     In February 2006, the Board of Directors of Extendicare announced the appointment of a committee of independent directors to review and consider various structures and options that would provide value to its shareholders. The Board of Extendicare believed that the Extendicare share price had not been reflective of its underlying operational performance and historical results. Among the alternatives explored was the sale or reorganization of all, or part, of Extendicare.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS – Continued
September 30, 2006
(b) ALC Separation Transaction
     On May 31, 2006, the Board of Directors of Extendicare approved the Plan of Arrangement. On October 16, 2006 and October 24, 2006, respectively the holders of Extendicare’s Subordinate and Multiple Voting Shares and the Ontario Superior Court of Justice (Commercial List) approved the Plan of Arrangement which was expected to occur on November 1, 2006. On October 31, 2006 the Canadian Ministry of Finance announced a significant change in the tax law as it pertained to the REIT structure proposed for Extendicare. In response to the Minister of Finance’s announcement, the Extendicare Board of Directors met on October 31, 2006 and decided to delay the implementation of the Plan of Arrangement until the Board had the opportunity to give further consideration to the potential consequences of the tax proposals on the Plan of Arrangement. On November 7, 2006, the Board of Directors of Extendicare announced its intention to complete its Plan of Arrangement including the Separation Transaction. The Separation Transaction was effective November 10, 2006, when ALC became a separately traded public company.
     In connection with the Separation Transaction on November 10, 2006 (the “Effective Time”), holders of Extendicare Subordinate Voting Shares received (i) one Extendicare Common Share and (ii) one share of Class A common stock of ALC from Extendicare for each Extendicare Subordinate Voting Share that they held as of the Effective Time; holders of Extendicare Multiple Voting Shares receive (i) 1.075 Extendicare Common Shares and (ii) one share of Class B common stock of ALC from Extendicare for each Extendicare Multiple Voting Share that they held on November 10, 2006; and for each Extendicare Common Share received in the transactions described above were immediately exchanged by the holder thereof for units of Extendicare REIT on a 1:1 basis, or, at the election of holders that are Canadian residents, for units of Extendicare Holding Partnership on a 1:1 basis. The separation is expected to be accounted for at historical cost due to the pro rata nature of the distribution.
     The authorized capital stock of ALC consists of 400,000,000 shares of Class A common stock, par value of $0.01 per share and 75,000,000 shares of Class B common stock, par value $0.01 per share and 25,000,000 shares of preferred stock, par value $0.01 per share. Subject to certain voting rights of the holders of Class B common stock, ALC’s Board of Directors is authorized to provide for the issuance of preferred stock in one or more series and to fix the designations, preferences, powers, participation rights, qualifications and limitations and restrictions, including the dividend rate, conversion rights, voting rights, redemption price and liquidation preferences of such preferred stock. Following the Separation Transaction, ALC had 57.5 million shares of Class A common stock outstanding, 11.8 million shares of Class B common stock outstanding and no preferred stock outstanding. Each share of Class B common stock is convertible at any time, and from time to time at the option of the holder thereof into 1.075 shares of Class A common stock. Shares of Class A common stock are not convertible into shares of Class B common stock.
     Following the Separation Transaction, ALC and Extendicare will operate independently. Other than shares of ALC common stock held by Extendicare as a result of holders of Extendicare Subordinate and Multiple Voting Shares exercising dissent rights in connection with the Plan of Arrangement, neither ALC nor Extendicare will have any stock ownership, or, beneficial interest, in the other.
     Upon the separation of ALC from Extendicare, ALC put in place a stock incentive plan. Certain employees of ALC participated in Extendicare’s stock option plan and have purchased Extendicare stock. For the three month periods ended September 30, 2006 and 2005, compensation expense was $136,000 and $85,000, respectively. For the nine month period ended September 30, 2006 and 2005, compensation expense was $416,000 and $127,000, respectively.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS – Continued
September 30, 2006
(c) Transactions and Agreements Completed Prior to Separation Transaction
     In preparation for, and immediately prior to the completion of the Separation Transaction, EHSI and ALC entered into a Separation Agreement, a Tax Allocation Agreement and intend to enter into certain other agreements related to the Separation Transaction. These agreements govern the allocation of assets and liabilities between Extendicare and ALC as well as certain aspects of the ongoing relationship between Extendicare and ALC after the Separation Transaction. In addition, ALC and Extendicare have executed certain deeds, bills of sale, stock powers, certificates of title, assignments and other instruments of sale, contribution, conveyance, assignment, transfer and delivery required to consummate the separation of ALC from Extendicare.
Separation Agreement
     The Separation Agreement sets forth the agreements with Extendicare related to the transfer of assets and the assumption of liabilities necessary to separate the Company from Extendicare. It also sets forth ALC’s and Extendicare’s indemnification obligations following the Separation Transaction.
     In addition, ALC agreed to perform, discharge and fulfill: (i) all liabilities primarily related to, arising out of or resulting from the operation or conduct of the ALC’s business, except for any pre-transfer liabilities related to the 29 assisted living residences transferred to ALC by EHSI, and including any liabilities to the extent relating to, arising out of or resulting from any other asset that is transferred to ALC by Extendicare, whether before, on or after the completion of the Plan of Arrangement; (ii) all liabilities recorded or reflected in the financial statements of ALC; (iii) all liabilities relating to certain specified lawsuits that primarily relate to ALC; (iv) liabilities of Extendicare under any agreement between Extendicare and any of ALC’s directors or director nominees, entered prior to the completion of the Plan of Arrangement that indemnifies such directors or director nominees for actions taken in their capacity as directors or director nominees of ALC.
Tax Allocation Agreement
     The Tax Allocation Agreement, which ALC and Extendicare entered into immediately prior to the Separation Transaction, governs both ALC’s and Extendicare’s rights and obligations after the separation with respect to taxes for both pre and post separation periods. Under the Tax Allocation Agreement, ALC is generally required to indemnify Extendicare for any taxes attributable to its operations (excluding the assisted living residences being transferred to ALC from EHSI as part of the separation) for all pre-separation periods and Extendicare generally is expected to be required to indemnify ALC for any taxes attributable to its operations (including the assisted living residences being transferred to ALC from EHSI as part of the separation) for all pre-separation periods. In addition, Extendicare will be liable, and indemnify ALC, for any taxes incurred in connection with the Separation Transaction.
     Under U.S. Federal income tax law, ALC and Extendicare will be jointly and severally liable for any taxes imposed on Extendicare for the periods during which ALC was a member of Extendicare’s consolidated group, including any taxes imposed with respect to the disposition of our common stock. There is no assurance, however, that Extendicare will have sufficient assets to satisfy any such liability or that ALC will successfully recover from Extendicare any amounts for which ALC is held liable.
     ALC’s liability for any taxes imposed on Extendicare could materially reduce the price of our common stock.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS – Continued
September 30, 2006
Transitional Services
     ALC and Extendicare have or intend to enter into a number of transitional services agreements soon after the Separation Transaction, pursuant to which Extendicare and its affiliates will perform certain services for ALC for a limited period of time following the separation including; (i) payroll and benefits processing for all of our employees, at pre-defined monthly rates based upon the number of residences and units being processed; (ii) hosting services for certain of ALC’s software applications; and (iii) purchasing services, through EHSI’s purchasing group, United Health Facilities, Inc. ALC expects to pay Extendicare for the services it provides based upon rates established with Extendicare that reflect market rates for the applicable service.
Transfer of EHSI Assisted Living Operations and Properties to ALC
     As of December 31, 2005, EHSI owned 33 assisted living residences and leased one assisted living residence, and operated 32 of the 34 assisted living residences, with two assisted living residences owned by EHSI being operated by ALC. In the first quarter of 2006, EHSI closed an assisted living residence (60 units) in Texas, closed an assisted living residence in Oregon (45 units) and the term of a leased assisted living residence (63 units) in Washington ended and EHSI decided to terminate the operations due to poor financial performance. Therefore, as of March 31, 2006, EHSI owned 31 and operated 29 assisted living residences, with two assisted living residences owned by EHSI being operated by ALC.
     Since March 31, 2006, ALC has completed the transfer of all residences from EHSI to ALC, including those that required local planning commission approval to subdivide the underlying properties between the assisted living residences and skilled nursing facilities that make up those properties. The aggregate purchase price for the residences that have been transferred was approximately $68.7 million (exclusive of amounts previously paid in respect of the operations and personal property related to EHSI’s assisted living residences).
Transfer of Cash, Share Investments and Notes Prior to ALC Separation
     In addition, prior to the Separation Transaction, Extendicare and EHSI made certain capital contributions to ALC. Contributions made prior to September 30, 2006 which are reflected in the September 30, 2006 financial statements are as follows: (1) $10.0 million in cash contributed into ALC to establish Pearson Insurance Company, Ltd. (“Pearson”), ALC’s Bermuda based captive insurance company (2) $2.3 million in cash contributed by EHSI to ALC to fund transaction costs related to the Separation Transaction and (3) $5.0 million in cash contributed by EHSI into ALC to fund ALC’s acquisition of an office building in August 2006. Contributions made after September 30, 2006 which are not reflected in the combined financial statements are as follows: (1) a capital contribution of approximately $32.7 million by EHSI as settlement of the outstanding debt owed by ALC to EHSI (2) the contribution to ALC of Canadian Share investments in Bam Investments Corporation (“BAM”) with a fair value of $1.9 million and MedX Health Corporation (“MedX”) which had a carrying value of $0.2 million at September 30, 2006, (3) the contribution of Omnicare, Inc. (“Omnicare”) shares owned by EHSI to ALC with a fair value of $2.2 million at September 30, 2006, and (4) an $18.3 million cash contribution to equity.
(d) Transitional Service Agreements with Extendicare
     Soon after the Separation Transaction, ALC intends into enter into transitional service agreements with certain subsidiaries of Extendicare. Pursuant to these agreements, Extendicare is expected to continue to provide certain information technology, payroll and benefits processing and reimbursement services to ALC. Virtual Care Provider, Inc. (“VCPI”), a subsidiary of Extendicare, expects to provide the information technology and hosting services for certain of ALC’s software applications. The annual cost of these service fees is expected to be approximately $1.1 million in aggregate, which approximates the fair value of the services. The payroll and benefits processing and technology services arrangements will be terminable upon 90 days’ prior notice. ALC plans to enter into a one year consulting arrangement with Extendicare for Medicaid cost reporting. The arrangement is based on the fair value of the service and is renewable at the discretion of ALC.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS — Continued
September 30, 2006
     (e) Refinancing of EHSI Notes
     EHSI had two private placements, consisting of Senior and Subordinated Notes, that were secured by EHI, EHSI and ALC, and in part by certain of ALC’s assisted living residences. Prior to the separation, ALC was released from its obligations thereunder, the associated swap and cap agreements were terminated, and alternative financing was arranged by EHSI. The financial cost associated with such refinancing has been incurred by EHSI and has not been reflected within these financial statements.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (a) Principles of Presentation
     The combined financial statements include a combination of historical financial assets and operations of the assisted living operations of Extendicare described in Note 1 and Note 2. All significant intercompany accounts and transactions with subsidiaries have been eliminated from the combined financial statements. See Note 1 for basis of presentation.
     (b) Cash and Cash Equivalents
     ALC considers highly liquid investments that have a maturity of 90 days or less to be cash equivalents. EHSI has a centralized approach to cash management and therefore periodically transfers all excess funds of ALC to EHSI’s main cash deposit account. Transfers of cash to (from) EHSI reduces (increases) ALC’s advance to EHSI.
     (c) Accounts Receivable
     Accounts receivable are recorded at the net realizable value expected to be received from individual residents, other third- party payors and state assistance programs.
     Accounts receivable, other than from government agencies, consist of receivables from residents, families of residents, and various payors that are subject to differing economic conditions. Management does not believe there are credit risks associated with accounts receivable from government agencies other than possible funding delays.
     ALC periodically evaluates the adequacy of its allowance for doubtful accounts by conducting specific account reviews of amounts in excess of predefined target amounts and aging thresholds, which vary by payor type. Allowances for uncollectibility are considered based upon the evaluation of the circumstances for each of these specific accounts. In addition, ALC has established internally-determined percentages for allowance for doubtful accounts, based upon historical collection trends for each payor type and age of the receivables. Accounts receivable that ALC specifically estimates to be uncollectible, based upon the above process, are fully reserved for in the allowance for doubtful accounts until they are written off or collected.
     (d) Property and Equipment
     Property and equipment are stated at cost less accumulated depreciation and amortization. Provisions for depreciation and amortization are computed using the straight-line method for financial reporting purposes at rates based upon the following estimated useful lives:

Buildings	30 to 40 years
Building improvements	5 to 20 years
Building expenditures pertaining to conditional asset retirement obligations	The shorter of the useful life of the asset or 35 years

ASSISTED LIVING CONCEPTS, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS — Continued
September 30, 2006

Furniture and equipment	3 to 10 years
Leasehold improvements	The shorter of the useful life of the asset or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased
     Construction in progress includes pre-acquisition costs and other direct costs related to acquisition, development and construction of properties, including interest, which are capitalized until the facility is opened. Depreciation of the facility, including interest capitalized, is commenced the month after the facility is opened and is based upon the useful life of the asset, as outlined above.
     Maintenance and repairs are charged to expense as incurred. When property or equipment is retired or disposed, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is included in the results of operations.
(e) Leases
     Leases that substantially transfer all of the benefits and risks of ownership of property to ALC, or otherwise meet the criteria for capitalizing a lease under accounting principles generally accepted in the United States of America, are accounted for as capital leases. An asset is recorded at the time a capital lease is entered into together with its related long-term obligation to reflect its purchase and financing. Property and equipment recorded under capital leases are depreciated on the same basis as previously described. Rental payments under operating leases are expensed as incurred.
     Leases that are operating leases with defined scheduled rent increases are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Technical Bulletin 85-3. The scheduled rent increases are recognized on a straight-line basis over the lease term.
(f) Goodwill and Other Intangible Assets
     Goodwill represents the cost of acquired net assets in excess of their fair market values. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and also reviewed at least annually for impairment. ALC performs its annual assessment as of September 30.
     Resident relationships intangible assets are stated at the amount determined upon acquisition, net of accumulated amortization. Resident relationships intangible assets are amortized on a straight-line basis, based upon a review of the residents’ average length of stay. ALC generally amortizes the resident relationships asset over a 36-month period. The amortization period is subject to evaluation upon each acquisition. Amortization of the resident relationships asset is included within amortization expense in the combined statements of income.
(g) Long-lived Assets
     ALC periodically assesses the recoverability of long-lived assets, including property and equipment, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that all long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of an asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent the book value of the asset exceeds estimated fair value. One such property was identified in the third quarter of 2006. As a result of ALC’s assessment, an impairment charge of approximately $3.1 million was recorded. Assets to be disposed of are reported at the lower of the carrying amount

ASSISTED LIVING CONCEPTS, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS — Continued
September 30, 2006
or the fair value of the asset, less all associated costs of disposition. In addition, SFAS No. 144 requires separate reporting of discontinued operations to the component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Management considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors, in performing these analyses.
(h) Parent’s Investment
     ALC’s Parent’s Investment represents the historical investment of capital into ALC and accumulated net earnings after taxes, offset by the inter-company transactions that result from the net withdrawals of cash from earnings of ALC. For purposes of these financial statements, it is not possible to segregate the component of Parent’s Investment into equity and retained earnings.
     EHSI manages cash on a centralized basis, and prior to the acquisition of Historic ALC did not retain any significant cash balances at the assisted living facilities. As a result, cash advances or withdrawals for EHSI facilities prior to and after the acquisition of ALC are recorded in the Parent’s Investment account.
     After the acquisition of Historic ALC, EHSI maintained ALC’s bank account, and until EHSI amended its senior secured credit facility (“Revolving Credit Facility”), did not transfer cash between EHSI and ALC. However, after EHSI amended its Revolving Credit Facility in August 2005, EHSI converted back to its centralized approach to cash management and therefore periodically transferred all excess funds of ALC to EHSI’s main cash deposit account. Transfers of cash to (from) EHSI reduces (increases) ALC’s advance to EHSI.
(i) Revenue Recognition
     For the nine months ended September 30, 2006 approximately 79% of revenues are derived from private pay residents or their families directly or through their insurers, Health Maintenance Organization (“HMO”), or other third party providers. The remainder of ALC’s revenue is derived from state-funded Medicaid reimbursement programs. Revenues are recorded in the period in which services and products are provided at established rates. Revenues collected in advance are recorded as deferred revenue upon receipt and recorded to revenue in the period the revenues are earned.
(j) Interest
     For periods prior to the acquisition of Historic ALC, interest expense was allocated to the EHSI assisted living facilities based upon the assisted living facilities’ historic cost and the average borrowing rates for those periods. For periods after the acquisition of Historic ALC, interest charges are allocated based upon: (1) any Historic ALC specific facility-based debt instruments in place with the applicable interest charges; (2) interest incurred by EHSI on the replacement of Historic ALC debt; (3) for the facilities owned by EHSI, based upon the assisted living facilities’ historic cost and average borrowing rates for those periods, or (4) for the EHSI line of credit debt incurred on the acquisition of Historic ALC, the interest incurred based upon the average balance of the line of credit and EHSI’s average interest rate on the line of credit.
(k) Asset Retirement Obligations
     In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN No. 47”), “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 clarified that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be in control of the entity. FIN No. 47 requires that either a liability be recognized for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated, or where it can not, that disclosure of the liability exists, but has not been recognized and the reasons why

ASSISTED LIVING CONCEPTS, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS — Continued
September 30, 2006
a reasonable estimate can not be made. FIN No. 47 became effective as of December 31, 2005. As of December 31, 2005, ALC determined that the amount of the asset retirement obligations was $0.2 million and recorded the charge through operating expenses in the 2005 year.
     ALC determined that a conditional asset retirement obligation exists for asbestos remediation for a limited number of older assisted living facilities. Although not a current health hazard in its assisted living facilities, upon renovation, ALC may be required to take the appropriate remediation procedures in compliance with state law to remove the asbestos. The removal of asbestos-containing materials includes primarily floor and ceiling tiles from ALC’s pre-1980 constructed assisted living facilities. The fair value of the conditional asset retirement obligation was determined as the present value of the estimated future cost of remediation based on an estimated expected date of remediation. This computation is based on a number of assumptions which may change in the future based on the availability of new information, technology changes, changes in costs of remediation, and other factors.
     The determination of the asset retirement obligation was based upon a number of assumptions that incorporate ALC’s knowledge of the facilities, the asset life of the floor and ceiling tiles, the estimated timeframes for periodic renovations which would involve floor and ceiling tiles, the current cost for remediation of asbestos and the current technology at hand to accomplish the remediation work. These assumptions to determine the asset retirement obligation may be imprecise or be subject to changes in the future. Any change in the assumptions can impact the value of the determined liability and impact future earnings of ALC.
(l) Income Taxes
     ALC’s results of operations are included in the consolidated federal tax return of ALC’s most senior U.S. parent company, Extendicare Holdings, Inc. (“EHI”). Federal current and deferred income taxes payable (or receivable), are determined as if ALC had filed its own income tax returns. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
(m) Accounting for Acquisitions
     ALC accounts for acquisitions in accordance with SFAS No. 141, “Business Combinations”. In October 2002, the Emerging Issues Task Force (“EITF”), issued EITF 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination”, which provides implementation guidance in accounting for intangible assets in accordance with FASB No. 141. ALC identifies and accounts for acquired customer and resident relationships pursuant to the provisions of EITF 02-17.
     ALC assesses the fair value of acquired assets which include land, building, furniture and equipment, licenses, resident relationships and other intangible assets, and acquired leases and liabilities. In respect to the valuation of the real estate acquired, ALC calculates the fair value of the land and buildings, or properties, using an “as if vacant” approach. The fair value of furniture and equipment is determined on a depreciated replacement cost basis. The value of resident relationships and below (or above) market resident contracts are determined based upon the valuation methodology outlined below. ALC allocates the purchase price of the acquisition based upon these assessments with, if applicable, the residual value purchase price being recorded as goodwill. These estimates were based upon historical, financial and market information. Goodwill acquired on an acquisition is not deductible for tax purposes.
     Resident relationships represent the assets acquired by virtue of acquiring a facility with existing residents and thus avoiding the cost of obtaining new residents, plus the value of lost net resident revenue over the estimated lease-up period of the property. In order to effect such purchase price allocation, management is required to make estimates of the average facility lease-up period, the average lease-up costs and the deficiency in operating profits relative to

ASSISTED LIVING CONCEPTS, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS — Continued
September 30, 2006
the facility’s performance when fully occupied. Resident relationships are amortized on a straight-line basis over the estimated average resident stay at the facility.
     Below (or above) market resident contracts represent the value of the difference between amounts to be paid pursuant to the in-place resident contracts and management’s estimate of the fair market value rate, measured over a period of either the average resident stay in the facility, or the period under which ALC can change the current contract rates to market. The amortization period for the ALC acquisition is 24 months. Amortization of below (or above) market resident contracts are included in revenues in the combined statement of income.
     (n) New Accounting Pronouncements
     In July, 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, that comes into effect for fiscal years commencing after December 15, 2006. The objective of FASB Interpretation No. 48 was to increase the comparability in financial reporting of income tax uncertainties by requiring all companies to make explicit disclosures about uncertainties in the income tax positions, including a detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition. FASB Interpretation No. 48 will require companies to identify tax positions where there is a more-likely-than-not recognition threshold that the tax position taken in their tax returns would be sustained as filed. For these tax positions, ALC should recognize the largest amount of the tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. ALC is currently evaluating FASB Interpretation No. 48 to determine the impact on its deferred and current tax liability.
     (o) Reclassifications
     Certain reclassifications have been made in the prior quarters’ and years’ financial statements to conform to the current quarters’ and year’s presentation. Such reclassifications had no effect on previously reported net income (loss) or parent’s investment.
4. ACQUISITION OF ASSISTED LIVING CONCEPTS, INC.
     On January 31, 2005, EHSI completed the acquisition of Historic ALC, a portfolio of 177 assisted living residences, comprised of 122 owned properties and 55 leased residences representing 6,838 units, located in 14 states. Total purchase consideration for Historic ALC was approximately $285 million, including the assumption of Historic ALC’s existing debt with a book value of approximately $141 million. The acquisition was completed immediately subsequent to, and pursuant to, Historic ALC shareholder approval of the merger and acquisition agreement entered into on November 4, 2004, that provided for the acquisition of all of the outstanding shares and stock options of ALC for $18.50 per share. EHSI financed the acquisition by using approximately $29 million of cash on hand, a $55 million 6% Term Note due 2010 from an affiliate of Extendicare, and drawing $60 million from its revolving credit facility. The $55 million Term Note and $60 million loan incurred from the revolving credit facility have been accounted for as equity contributions for purposes of ALC’s financial statements.
     Below is pro forma income statement information for the nine month period ended September 30, 2005 assuming the acquisition of ALC had occurred as of January 1, 2005. This pro forma information includes purchase accounting adjustments but does not include estimated cost savings. No other periods presented were impacted by this acquisition.

Nine Months Ended
September 30,
2005
(In thousands)
Total revenues	$164,267
Income from continuing operations before income taxes	$14,194
Net income	$8,491

ASSISTED LIVING CONCEPTS, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS — Continued
September 30, 2006
5. LONG-TERM DEBT
     Long-term debt consisted of the following:

	Interest	September 30,	December 31,
	Rate(1)	2006	2005
		(Unaudited)
6.24% Red Mortgage Capital Note due 2014	6.51%	$36,027	$36,533
DMG Mortgage notes payable, interest rates ranging from 7.58% to 8.65%, due 2008	6.01%	26,403	27,263
Capital lease obligations, interest rates ranging from 2.84% to 13.54%, maturing through 2009	7.32%	11,931	12,222
Oregon Trust Deed Notes, interest rates ranging from 0.25% to 10.90%, maturing from 2020 through 2026	6.72%	9,308	9,483
HUD Insured Mortgages, interest rates ranging from 7.40% to 7.55%, due 2036	6.89%	7,617	7,673
Term Loan due 2010 under EHSI Credit Facility, at variable interest rates	6.02%	38,159	38,352

Long-term debt before current maturities		129,445	131,526
Less current maturities		3,069	2,925

Total long-term debt		$126,376	$128,601

(1)	Effective interest rate as of September 30, 2006.
6.24% Red Mortgage Capital Note due 2014
     The Red Mortgage Capital Note has a fixed interest rate of 6.24%, with a 25-year principal amortization, and is secured by 24 assisted living residences. The Red Mortgage Capital Note was entered into by subsidiaries of ALC and is subject to a limited guaranty by ALC.
DMG Mortgage Notes Payable due 2008
     The DMG Mortgage Notes Payable (“DMG Notes”) includes three fixed rate notes that are secured by 13 assisted living residences located in Texas, Oregon and New Jersey. The DMG Notes were entered into by subsidiaries of Historic ALC and are subject to a limited guaranty by ALC. These notes collectively require monthly principal and interest payments of $0.2 million with balloon payments of $11.8 million, $5.3 million and $7.2 million due at maturity in May, August and September 2008, respectively.
Capital Lease Obligations
     In March 2005, ALC amended lease agreements with Assisted Living Facilities, Inc. (“ALF”), an unrelated party, relating to five assisted living residences located in Oregon. The amended lease agreements provide ALC with an option to purchase the residences in 2009 at a fixed price. The option to purchase was determined to be a bargain purchase price, requiring that the classification of these leases be changed from operating to capital. As a result, a capital lease obligation of $12.8 million was recorded, which represents the estimated market value of the properties as of the lease amendment date and also approximates the present value of future payments due under the lease agreements, including the purchase option payment. The option to purchase must be exercised prior to July 1, 2009 with closing on or about December 31, 2009.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS — Continued
September 30, 2006
Oregon Trust Deed Notes
     The Oregon Trust Deed Notes (“Oregon Revenue Bonds”) are secured by buildings, land, furniture and fixtures of six Oregon ALC assisted living residences. The notes are payable in monthly installments including interest at effective rates ranging from 0.25% to 10.9%.
     Under debt agreements relating to the Oregon Revenue Bonds, ALC is required to comply with the terms of certain regulatory agreements until the scheduled maturity dates of the Oregon Revenue Bonds.
HUD Insured Mortgages due 2036
     The HUD insured mortgages include three separate loan agreements entered into in 2001. The mortgages are each secured by a separate assisted living residence located in Texas. These loans mature between July 1, 2036 and August 1, 2036 and collectively require principal and interest payments of $50,000 per month. The loans bear interest at fixed rates ranging from 7.40% to 7.55%.
Term Loan due 2010 under EHSI Credit Facility
     ALC had access to utilize, subject to certain restrictions, the EHSI credit facility. EHSI has periodically borrowed under its previous line of credit for reasons related to our assisted living residences. In January 2005, EHSI borrowed $60.0 million under its credit facility to finance the acquisition of Historic ALC. These borrowings have been reflected on our historic combined balance sheet as long-term debt. As of December 31, 2005, and September 30, 2006, ALC’s share of the term loan under the EHSI credit facility was $38.4 million and $38.2 million, respectively, and is included in ALC’s long-term debt. Interest paid to EHSI during 2005 relating to the EHSI term loan was $2.1 million.
     EHSI will continue to be liable for the term loan. Although some ALC and EHSI assisted living residences at September 30, 2006 secured EHSI’s credit facility, these security interests were released, and ALC and its restricted subsidiaries were released from their obligations under the EHSI Credit Facility in connection with the Separation Transaction.
EHSI Long-term Debt
     EHSI had two private placements, consisting of Senior and Subordinated Notes, that are secured by EHSI and ALC, and in part by certain of ALC’s assisted living residences at September 30, 2006. In connection with the Separation Transaction, ALC was released from all obligations under the Senior and Subordinated Notes.
EHSI 6% Advance to ALC
     As of December 31, 2005 and September 30, 2006, EHSI had advanced to ALC $47.2 million and $22.0 million, respectively. The EHSI advance is reported on the combined balance sheet as “Due to Shareholders and Affiliates,” and is separate from long-term debt. All EHSI advances were settled in connection with the Separation Transaction. See Note 6.
     The following summarizes the components of Interest expense, net:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Interest expense	$2,484	$3,457	$8,131	$9,647
Interest income	(190)	(104)	(423)	(167)

Interest expense, net	$2,294	$3,353	$7,708	$9,480

ASSISTED LIVING CONCEPTS, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS — Continued
September 30, 2006
     Interest charges have been allocated based upon: (1) any Historic ALC specific facility-based debt instruments in place with the applicable interest charges; (2) interest incurred by EHSI on the replacement of Historic ALC debt; (3) for the residences owned by EHSI, based upon the assisted living residences’ historic cost and average borrowing rates for those periods; or (4) for the EHSI line of credit debt incurred on the acquisition of Historic ALC, the interest incurred based upon the average balance of the line of credit and EHSI’s average interest rate on the line of credit.
6. BALANCES DUE TO AND TRANSACTIONS WITH SHAREHOLDER AND AFFILIATES
  Balances Due to Shareholder and Affiliates
As of September 30, 2006 and until the distribution on November 10, 2006, ALC was a wholly owned subsidiary of Extendicare.
  EHSI 6% Advance to ALC
     As of December 31, 2005 and September 30, 2006, EHSI had advanced to ALC $47.2 million and $22.0 million, respectively. The advances were the result of two advances after August 2005 when EHSI entered into its new credit facility. The EHSI advances are reported on the combined balance sheets as “Due to Shareholder and Affiliates” and are separate from long-term debt. On August 4, 2005, EHSI entered into a new credit facility and used the proceeds to repay in full the $64.0 million balance under its former credit facility (including the $60.0 million borrowed for the ALC acquisition), advanced $34.0 million to ALC to repay ALC’s GE Capital term loan, and used the remainder to pay transaction fees and expenses. In December 2005, EHSI advanced $17.0 million to ALC, the proceeds of which, together with available cash, were used to repay $21.1 million of certain revenue bonds. As a result of these transactions, ALC incurred indebtedness of $51.0 million to EHSI that was subsequently reduced to $47.2 million at December 31, 2005 and further reduced to $22.0 million at September 30, 2006 through prepayments. The advance from EHSI bears interest at 6% and ALC incurred and paid interest of $0.4 million and $0.3 million for the three months ended September 30, 2006 and 2005, respectively, and $1.6 million and $0.3 million for the nine months ended September 30, 2006 and 2005, respectively. All amounts due to Shareholder and Affiliates were settled in the form of a capital contribution from EHSI to ALC in connection with the Separation Transaction. See Note 2.
     Non-interest Bearing Balances Relating to Federal Income Taxes
     EHI, ALC’s ultimate U.S. parent company as of September 30, 2006, is responsible for all federal tax return filings and therefore ALC incurs charges (payments) from (to) shareholder for income taxes and ALC has balances due to EHSI as of December 31, 2005 and September 30, 2006. Advances made and outstanding in respect of federal tax payments are non-interest bearing. Those balances are as follows:

	September 30,	December 31,
	2006	2005
	(In thousands)
	receivable (payable)
Current assets:
Deferred federal income taxes	$1,005	$350
Current liabilities:
Federal income taxes	$(6,227)	$—
Long-term liabilities:
Deferred federal income taxes	$(1,974)	$(3,324)

ASSISTED LIVING CONCEPTS, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS — Continued
September 30, 2006
Transactions with Shareholders and Affiliates
     The following is a summary of ALC’s transactions with Extendicare and its affiliates in the nine month periods ended September 30, 2006 and 2005:
Insurance
     Prior to the Separation Transaction, ALC insured certain risks with Laurier Indemnity Company, Ltd. an affiliated insurance subsidiary of Extendicare and third party insurers. The consolidated statements of income include intercompany insurance premium expenses of $279,000 and $211,000, respectively, for the three month periods ended September 30, 2006 and 2005 and $791,000 and $493,000, respectively, for the nine month periods ended September 30, 2006 and 2005.
     In connection with the Separation Transaction, Extendicare contributed $10.0 million to ALC to form Pearson to provide our self insured general liability coverage.
Computer, Accounting and Administrative Services
     ALC was provided with computer hardware and software support services from Virtual Care Provider, Inc. (“VCPI”). The cost of services was based upon rates that are estimated to be equivalent to those from unaffiliated sources and was $441,000 and $87,000 for the three months ended September 30, 2006 and 2005 and $1.3 million and $507,000 for the nine months ended September 30, 2006 and 2005. In addition, ALC was provided payroll and benefits, financial management and reporting, tax, legal, human resources and reimbursement services from EHSI. The cost was based upon actual incremental costs of the services provided and was $27,000 and $139,000 for the three month periods ended September 30, 2006 and 2005 and $501,000 and $279,000 for the nine month periods ended September 30, 2006 and 2005, respectively. See Note 2.
7. COMMITMENTS AND CONTINGENCIES
Revenue Bonds
     ALC owns six assisted living residences in Oregon, financed by Oregon Revenue Bonds that mature between 2020 through 2026. Under the terms and conditions of the debt agreements, ALC is required to comply with the terms of the regulatory agreement until the original scheduled maturity dates for the Revenue Bonds outlined below.
     In addition, ALC formerly financed 15 assisted living residences located in the States of Washington, Idaho and Ohio by revenue bonds that were prepaid in full in December 2005. The aggregate amount of the revenue bonds upon repayment was $21.1 million. However, despite the prepayment of the revenue bonds, under the terms and conditions of the debt agreements, ALC is required to continue to comply with the terms of the regulatory agreement until the original scheduled maturity dates for the revenue bonds. The original scheduled maturity dates were 2018 for the Washington Revenue Bonds, 2017 for the Idaho Revenue Bonds, and 2018 for the Ohio Revenue Bonds.
     Under the terms of the debt agreements relating to the revenue bonds, ALC is required, among other things, to lease at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. This condition is required in order to preserve the federal income tax exempt status of the revenue bonds during the term they are held by the bondholders. There are additional requirements as to the age and physical condition of the residents that ALC must also comply. ALC must also comply with the terms and conditions of the underlying trust deed relating to the debt agreement and report on a periodic basis to the State of Oregon, Housing and Community Services Department (“OHCS”), for the Oregon Revenue Bonds, the Washington State Housing Finance Commission (“WSHFC”) for the former Washington Revenue Bonds, the Ohio Housing Finance Commission (“OHFC”) for the former Ohio Revenue Bonds, and Idaho Housing and Community Services (“IHCS”) for the former Idaho Revenue Bonds. Non-compliance with these restrictions may result in an event of default and cause fines and other financial costs.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS — Continued
September 30, 2006
     In addition, ALC leases five properties from ALF in Oregon and five properties from LTC Properties, Inc. (“LTC) in Washington that were financed through the sale of revenue bonds and contain certain terms and conditions within the debt agreements. ALC must comply with these terms and conditions and failure to adhere to those terms and conditions may result in an event of default to the lessor and termination of the lease for ALC. The leases require, among other things, that in order to preserve the federal income tax exempt status of the bonds, ALC is required to lease at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. There are additional requirements as to the age and physical condition of the residents with which ALC must also comply. Pursuant to the lease agreements with ALF and LTC, ALC must comply with the terms and conditions of the underlying trust deed relating to the debt agreement and report on a periodic basis to OHCS, for the ALF leases, and WSHFC, for the LTC leases.
Capital Expenditures
     As of September 30, 2006, ALC had two new construction projects in progress, which are expected to add 48 assisted living units. The total estimated cost of the projects is $6.5 million, and they are expected to be completed in 2007. Costs incurred through September 30, 2006 on these projects were approximately $1.5 million and purchase commitments of $3.4 million are outstanding.
Insurance and Self-insured Liabilities
     ALC has insured certain risks with affiliated insurance subsidiaries of Extendicare and third-party insurers. The insurance policies cover comprehensive general and professional liability (including malpractice insurance) for ALC’s health providers, assistants and other staff as it relates to their respective duties performed on ALC’s behalf, workers’ compensation and employers’ liability in amounts and with such coverage and deductibles as determined by ALC, based on the nature and risk of its businesses, historical experiences, availability and industry standards. ALC also self insures for health and dental claims, in certain states for workers’ compensation and employer’s liability and for general and professional liability claims up to a certain amount per incident. Self-insured liabilities with respect to general and professional liability claims are included within the accrual for self-insured liabilities. In connection with the Separation Transaction, ALC has established Pearson which will retain certain levels of risk as well as enter into reinsurance arrangements as determined appropriate.
Litigation
     ALC and its subsidiaries are defendants in actions brought against them from time to time in connection with their operations. While it is not possible to estimate the final outcome of the various proceedings at this time, such actions generally are resolved within amounts provided.
     ALC is subject to claims and lawsuits in the ordinary course of business. The largest category of these relates to workers’ compensation. ALC records reserves for claims and lawsuits when they are probable and reasonably estimable. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, ALC has not recognized in the accompanying combined financial statements all potential liabilities that may result. If adversely determined, the outcome of some of these matters could have a material adverse effect on ALC’s business, liquidity, financial position or results of operations.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS — Continued
September 30, 2006
8. DISCONTINUED OPERATIONS
     The following is a summary of the results of operations for residences that have been disposed of, or are under a plan of divestiture.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$—	$730	$540	$2,221

Expenses:
Operating	102	680	833	2,154
Lease costs	1	100	119	298
Depreciation and amortization	—	48	60	148
Interest expense (income)	7	67	7	68
Loss on impairment of long-lived assets	207	—	1,938	—

	317	895	2,957	2,668

Loss from discontinued operations before income taxes	(317)	(165)	(2,417)	(447)
Income tax benefit	(92)	(64)	(919)	(171)

Net loss from discontinued operations	$(225)	$(101)	$(1,498)	$(276)

     The above summary of discontinued operations includes the following:
(a) Closure and Disposition of Assisted Living Residence in Texas
     In the first quarter of 2006, due to future capital needs of the residence and poor financial performance, ALC decided to close an assisted living residence (60 units) located in San Antonio, Texas and actively pursue the disposition of the property on the market. In the first quarter of 2006 certain required structural costs were identified which resulted in the decision to close the residence. As a result, ALC has reclassified the financial results of this residence to discontinued operations and recorded an impairment charge of $1.7 million.
(b) Closure of Assisted Living Residence in Washington
     In the first quarter of 2006, the lease term ended for an assisted living residence (63 units) in Edmonds, Washington, and ALC decided to terminate its operations due to poor financial performance. ALC concluded its relationship with the landlord on April 30, 2006. As a result, ALC has reclassified the financial results of this residence to discontinued operations. There was no gain or loss on disposition of the operations and leasehold interest.
(c) Closure of Assisted Living Residence in Oregon
     In the first quarter of 2006, ALC discontinued operations at an assisted living residence (45 units) in Oregon due to poor financial performance. As a result, ALC has reclassified the financial results of this residence to discontinued operations. ALC recorded an impairment charge of $0.2 million in the third quarter of 2006.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS — Continued
September 30, 2006
9. SUBSEQUENT EVENTS
(a) ALC Separation Transaction
     Upon the separation of ALC from Extendicare, ALC put in place a stock incentive plan. Prior to November 10, 2006, certain employees of ALC participated in Extendicare’s stock option plan and had options to purchase Extendicare stock. For the three months ended September 30, 2006 and 2005, compensation expense was $136,000 and $85,000 and for the nine month period ended September 30, 2006 and 2005, compensation expense was $416,000 and $127,000, respectively.
(b) Refinancing of EHSI Notes (unaudited)
     EHSI had two private placements, consisting of Senior and Subordinated Notes, that are secured by EHI, EHSI and ALC, and in part by certain of ALC’s assisted living residences. Prior to the separation, ALC was released from its obligations thereunder, the associated swap and cap agreements were terminated, and alternative financing was arranged by EHSI. All costs associated with the refinancing of the Senior and Subordinated Notes will be borne by EHSI. The financial cost associated with such refinancing will be incurred by EHSI and have not been reflected within these financial statements.
     On November 10, 2006, ALC entered into a revolving credit agreement in the amount of $100 million (the “New Revolving Credit Facility”) with General Electric Capital Corporation and other lenders. The New Revolving Credit Facility will be available to us to provide liquidity for acquisitions, working capital, capital expenditures and for other general corporate purposes. The facility has a term of five years, bears interest at a variable rate (which is based on LIBOR plus a spread ranging from 1.5% to 2.0%) and is secured by a select portfolio of our assets. Credit parties under the New Revolving Credit Facility are subsidiaries that own or lease approximately 65 of the facilities in our portfolio. Our ability to borrow under the New Revolving Credit Facility will be limited to a multiple of five times the trailing 12 month EBITDA (as defined in the definitive documentation) less all other consolidated debt not to exceed an amount such that the loan-to-value ratio would exceed 75%.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Forward-looking statements are subject to risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those described in Item 5 — Other Information — Forward-Looking Statements and Cautionary Factors in Part II of this report.
     The following discussion should be read in conjunction with our Combined Financial Statements and the related notes to the Combined Financial Statements in Item 1 of this report.
Executive Overview
     ALC is one of the five largest publicly traded operators of assisted living residences in the United States, based on total capacity, and at September 30, 2006, ALC operated 206 assisted living residences with 8,262 units in 17 states (as of November 10, 2006, we operate 207 properties with an additional 40 units due to an acquisition on November 1, 2006). ALC owns 151 of our residences, and the remaining are under long-term leases, giving us significant operational flexibility with respect to our properties. For the nine months ended September 30, 2006, the average occupancy rate for all of our residences was 84.5% (with mature residences, defined as residences with all units open for at least one year, having an occupancy rate of 85.6%), the average combined monthly rate for rent and services was $2,656 per unit and the percentage of our revenue generated from private pay sources was 79.0%. For the nine month period ending September 30, 2005, after the acquisition of Historic ALC on January 31, 2005, including the 177 assisted living residences of Historic ALC by Extendicare, the average occupancy rates for all assisted living residences was 87.9% (for mature residences — 88.6%), the average combined monthly rate for rent and services was $2,464 per unit, and the percentage of our revenue generated from private pay sources was 78.4%.
     As of September 30, 2006, ALC was a wholly-owned subsidiary of Extendicare. On May 31, 2006, the Board of Directors of Extendicare approved the separation of all of Extendicare’s assisted living operations from Extendicare in connection with the simultaneous conversion of Extendicare into an unincorporated open-ended real estate investment trust established under the laws of Ontario. On October 16 and October 24, 2006 respectively the holders of Extendicare’s Subordinate and Multiple Voting shares and the Ontario Superior Court of Justice (Commercial List) approved the separation. ALC expected the separation to occur within two weeks following the special meeting of holders of Extendicare’s Subordinate and Multiple Voting shares called to approve the transactions. On October 31, 2006, the Canadian Ministry of Finance announced a significant change in the tax law as it pertained to the REIT structure proposed for Extendicare which caused the Extendicare Board of Directors to delay the separation transaction until November 10, 2006 (the “Effective Time”). In connection with our separation, Extendicare will transfer to us certain assets, ALC will assume certain liabilities and enter into agreements with Extendicare that are described more fully in the notes to financial statements elsewhere herein.
     In addition to our core business, ALC will also hold (i) share investments in Omnicare, Inc., or Omnicare, a publicly traded corporation in the United States, Bam Investments Corporation, or BAM, a Canadian publicly traded company, and MedX Health Corporation, or MedX, a Canadian corporation, (ii) cash or other investments from the contribution of $10.0 million into Pearson, our wholly owned Bermuda based captive insurance company that has been formed to provide our self insurance general liability coverage, and (iii) an office building in Menomonee Falls, Wisconsin for our future headquarters that ALC purchased for approximately $5.0 million in August 2006 from an unrelated party and expect to use as our headquarters beginning in 2007.
     We plan to grow our revenue and operating income by:
•	increasing the overall size of our portfolio through both acquisitions and building additional capacity to existing residences;

•	increasing our occupancy rate and the percentage of revenue derived from private pay sources; and

•	capitalizing on the efficiencies that larger organizations can achieve in the highly fragmented senior living residence industry.
     We plan to grow our portfolio by making selective acquisitions in markets with favorable private pay demographics and, to a lesser extent, by expanding existing properties to meet any additional private pay demand in markets we currently serve. Additional regional, divisional and corporate costs associated with our growth are anticipated to be proportionate to current operating levels. In addition, we plan to increase demand for our services among private pay residents through a focused sales and marketing effort intended to establish ALC as the provider of choice for residents who value wellness and quality of care. Because of the size of our operations and the depth of our experience in the senior living industry, we believe we are able to effectively identify and maximize cost efficiencies and to expand our portfolio by investing in attractive assets in our target communities.

     The remainder of Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:
•	Basis of Presentation of Historical Combined Financial Statements. This section provides an overview of our historical assisted living operations and the basis of presentation for our historical combined financial statements.

•	Business Overview. This section provides a general financial description of our business. More specifically, this section describes the sources and composition of our revenues and operating expenses. In addition, the section outlines the key performance indicators that we use to monitor and manage our business and anticipate future trends.

•	Combined Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005.

•	Liquidity and Capital Resources. This section provides a discussion of our liquidity and capital resources as of September 30, 2006, and our future cash needs.

•	Critical Accounting Policies. This section discusses accounting policies important to an analysis of our combined financial statements and an understanding of our discussion of our combined results of operation. Our critical accounting policies are those that require significant judgment and estimates on the part of management in their application.
Basis of Presentation of Historical Combined Financial Statements
     The combined historical financial statements consist of the assisted living operations of Extendicare in the United States. As of December 31, 2005, Extendicare assisted living operations consisted of 211 assisted living residences (8,673 units), and on September 30, 2006, Extendicare assisted living operations consisted of 208 assisted living residences (8,521 units). On January 31, 2005, we acquired the majority of these residences when EHSI acquired all of the outstanding capital stock of Historic ALC, which at the time of its acquisition owned or leased 177 residences (6,838 units). The remainder of our assisted living residences have been either owned and operated by EHSI or, in the case of two residences, owned by EHSI and opened and operated by ALC.
          Our historical combined financial statements have been prepared to include all of Extendicare’s assisted living business in the United States and are a combination of: (i) the assisted living residences operated by EHSI prior to and after its acquisition of Historic ALC on January 31, 2005, which ranged from 36 residences as of January 1, 2003 to 29 residences as of March 31, 2006; (ii) 177 assisted living residences operated by ALC since Extendicare completed the acquisition of Historic ALC on January 31, 2005; (iii) two assisted living residences that were constructed by EHSI during 2005 but were opened and operated by ALC. Our historical audited combined financial statements include results from several assets and operations that will not be part of our business following the separation transactions. These assets consist of (i) two assisted living residences that will be retained by EHSI and another 129 assisted living units that are contained within skilled nursing facilities and (ii) three assisted living residences formerly operated by EHSI where operations were discontinued in the three months ended March 31, 2006.
     Below is a description of the significant events that have occurred to Extendicare’s assisted living business since January 2005 and how these events affected the basis of presentation:
•	On January 31, 2005, EHSI acquired all of the outstanding capital stock of Historic ALC, which had a portfolio of 177 assisted living residences (6,838 units) in 14 states at the time, 122 of which were owned and 55 of which were leased.

•	During 2005, EHSI completed construction projects that resulted in increased capacity at five assisted living residences (96 units), opened a newly constructed assisted living residence in Wisconsin (60 units) and closed one assisted living residence in Washington (12 units). In addition, EHSI completed construction on two new assisted living residences (90 units) in Ohio and Indiana that were opened and operated by ALC. As a result, as of December 31, 2005, EHSI operated 32 residences and ALC operated 179 residences, for a combined operation of 211 residences (8,673 units) in 17 states.

•	Between January 1, 2006 and March 31, 2006, EHSI closed an assisted living residence (60 units) in Texas and commenced actions to dispose of the property. It also closed an assisted living residence in Oregon (45 units) and discontinued operations at an assisted living residence (63 units) in Washington for which the underlying lease had expired. EHSI also completed construction projects that increased capacity (37 units) at two assisted living residences. As a result, as of March 31, 2006, EHSI operated 29 residences and ALC operated 179 residences, for a combined operation of 208 residences (8,530 units) in 17 states.

•	Since March 31, 2006, we have completed the transfer of all residences from EHSI to ALC, including those that required local planning commission approval to subdivide the underlying properties between the assisted living residences and skilled nursing facilities that make up those properties. The aggregate purchase price for the residences that have been transferred was approximately $68.7 million (exclusive of amounts previously paid in respect of the operations and personal property related to EHSI’s assisted living residences).
     Prior to March 2005, Historic ALC’s head office was headquartered in Dallas, Texas. As part of the consolidation of Historic ALC and EHSI, the headquarters for the combined assisted living residence business was moved to Milwaukee, Wisconsin. The Dallas office provided all administrative functions, information technology, accounting, human resources, clinical, risk management and corporate operational oversight for the Historic ALC operations. Since moving to Milwaukee, through both internal and externally recruited personnel, ALC established a new management team to oversee clinical, marketing, risk management and corporate operational functions of the combined operation, and ALC purchased from EHSI services for accounting, human resources and information technology. For periods subsequent to March 31, 2005, charges related to the combined EHSI and ALC operations for accounting, human resources, information technology and certain other administrative services have been allocated based upon estimated incremental cost to support the combined operations. Stock options of Extendicare shares granted to ALC senior management have been charged to general and administrative expenses, based upon the number of options granted and the share price for the periods reflected. Interest charges have been allocated based upon: (i) any Historic ALC specific facility-based debt instruments in place with the applicable interest charges; (ii) interest incurred by EHSI on the replacement of Historic ALC debt; (iii) for the residences owned by EHSI, based upon the assisted living residences’ historic cost and average borrowing rates of EHSI for those periods; or (iv) for the debt incurred under EHSI’s line of credit in connection with the acquisition of Historic ALC, the interest incurred on the average balance of the line of credit and EHSI’s average interest rate on the line of credit.
     In addition, all assets and liabilities associated with the assisted living operations of Historic ALC since January 31, 2005 have been reflected in the historical audited combined financial statements.
     For purposes of the audited combined financial statements, residences that were sold or closed have been reported as discontinued operations and are summarized in Note 8 of the financial statements.
     The combined financial statements include two assisted living residences (141 units) that are owned and operated by EHSI and an additional 129 assisted living units that are contained within skilled nursing facilities that were not transferred to ALC as part of the separation. The combined financial statements do not reflect the transfer of share investments in Omnicare, BAM, or MedX, or capital contributions of approximately $22.0 million by EHSI as settlement of the outstanding debt owed by ALC to EHSI and an additional $18.0 million cash contribution to equity by EHSI.
Business Overview
Revenues
     We generate revenue from private and Medicaid sources. For the nine months ended September 30, 2006, approximately 79.0% of our revenue was generated from private sources, which consists of direct payments from residents or their families or indirect payments from their insurers or other third-party providers. Residents are charged a fee that is based on the type of accommodation they occupy and a services fee that is based upon their assessed level of care. The accommodation fee is based on prevailing market rates of similar assisted living accommodations. The assessed level of care service fee is based upon a periodic assessment, which includes input of the resident, their physician and family, and establishes the additional hours of care and service provided to the resident. We offer various levels of care for assisted living residents who require less or more frequent and intensive care or supervision. Approximately 80% and 20% of our private revenue is derived from the accommodation fee and the level of care services fee, respectively. Both the accommodation and level of care service fee are charged on a daily basis.

     Medicaid rates are generally lower than rates earned from private, commercial insurance and other sources. Therefore, we consider our non-Medicaid census, which we refer to as our Private Pay Mix, an important performance measurement indicator. We define our Private Pay Mix to be our revenues or census earned from payor sources other than from Medicaid programs.
     We have elected in 9 of our 17 states to provide assisted living services and to retain Medicaid funded residents in our assisted living residences. The Medicaid program in each state determines the revenue rate for accommodation and level of care. The basis of the Medicaid rate varies by state and in certain states is subject to negotiation. Unlike nursing facilities, Medicaid rates are not determined on a cost-based or price-based system, and cost reports are not completed each year to the state, with the exception of Texas. We normally receive our new annual Medicaid rates in January of each year.
     Private rates generally exceed those offered through state Medicaid programs by 35% to 45%. Therefore, our goal is to increase the percentage of private residents in our assisted living residences.
     The following table sets forth our Medicaid and private pay sources of revenue for all of our assisted living residences by percentage of total revenue.
Percentage of Total Assisted Living Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Private	78.9%	77.9%	79.0%	78.4%
Medicaid	21.1	22.1	21.0	21.6

Total	100.0%	100.0%	100.0%	100.0%

     Prior to the acquisition of Historic ALC, approximately 8% of our assisted living residences revenues were from Medicaid programs, compared to approximately 26% after the acquisition. After the acquisition of Historic ALC, our private percentage averaged 78.2% for 2005. The mix of revenues percentages between the nine months ended September 30, 2006 and September 30, 2005 is relatively consistent.
Operating Expenses
     The largest component of our operating expenses consists of wages and benefits, utility and property related costs, and variable operating costs related to the provision of services to our residents. As a percentage of total expenses, wages and benefits, utility and property related costs, and variable operating costs historically have been approximately 65%, 20% and 15%, respectively. A significant portion of our wages and benefits are fixed and do not vary based upon occupancy, as we must employ a minimum number of employees to properly maintain our residences and provide care and services to our residents. However, as we expand by constructing new residences, purchasing additional residences or building additional capacity at existing residences, we would expect our fixed costs related to wages, utilities and property costs to increase. A smaller portion of our wages and benefits vary because they are contingent upon occupancy, as we offer bonus programs to all levels of staff including residence staff to promote common corporate objectives including high quality of services and occupancy levels. Other than these contingent costs, directly variable costs pertain only to food, supplies, and certain administrative expenses.
Operating Margins
     Due to the high percentage of fixed costs, we generally need to sustain occupancy levels in excess of 50% to 60%, depending on the percentage of and rates of private residents, to achieve a breakeven operating margin, exclusive of financing and capital replacement costs. We generally target margins in our residences at levels in excess of 35% to 40%, when occupancy levels are in excess of 90%.
General and Administrative Costs
     As a result of the separation, we will require services and will incur additional costs associated with being a public company. We anticipate additional annual public company costs relating to:

•	board of director fees;

•	Sarbanes-Oxley compliance;

•	corporate secretary;

•	stock registration and listing fees;

•	annual audit fees;

•	other general and administrative costs anticipated for reporting and compliance;

•	quarterly and annual filings;

•	stock transfer fees and other public relations; and

•	directors’ and officers’ liability insurance.
     These public company costs are estimated at $1.7 million annually.
     In addition to the additional costs of being public, certain other general and administrative costs that had been synergized by Extendicare through its acquisition of Historic ALC will be required to be re-established after completion of the Plan of Arrangement. We anticipate these costs to be approximately $0.8 million annually.
     Subsequent to Extendicare’s acquisition of Historic ALC, certain general and administrative services were provided to us by Extendicare. Extendicare’s incremental costs, and, in the case of information technologies, the price that Extendicare’s related company, Virtual Care Provider Inc. (VCPI), sold services to external clients, was charged to us. Some of these services previously provided through Extendicare will be provided directly to us, such as those services outlined above. Pursuant to transitional services agreements with subsidiaries of Extendicare, certain services will continue to be provided to us on a transitional basis pursuant to an arrangement with Extendicare. These services include information technology, payroll and employee benefits processing and reimbursement services (Medicaid cost reporting). The costs associated with these services on an annual basis will be approximately $1.5 million.
Key Performance Indicators
     We manage our business by monitoring certain key performance indicators. We believe our most important key performance indicators are:
Census
     Census is defined as the number of units that are occupied at a given time.
Average Daily Census
     Average Daily Census, or ADC, is the sum of occupied units for each day over a period of time, divided by the number of days in that period.
Occupancy Percentage or Occupancy Rate
     Occupancy is measured as the percentage of average daily census relative to the total available units. Total operational resident capacity is the number of units available for occupancy in the period.
Private Pay Mix
     Private Pay Mix is the measure of the percentage of private or non-Medicaid census. We focus on increasing the level of private and non-Medicaid funded units.

Average Revenue Rate by Payor Source
     The average revenue rate by each payor source represents the average daily revenues earned from accommodation and level of care services provided to private and Medicaid residents. The daily revenue is calculated by the aggregate revenues earned by payor type, divided by the total ADC in the corresponding period.
EBITDA and EBITDAR
     EBITDA is defined as net income from continuing operations before income taxes, interest expense net of interest income, depreciation and amortization, and non-cash, non-recurring gains and losses, including disposal of assets and impairment of long-lived assets and loss on refinancing and retirement of debt. EBITDAR is defined as EBITDA before rent expenses incurred for leased assisted living properties. EBITDA and EBITDAR are not measures of performance under accounting principles generally accepted in the United States of America, or GAAP. We use EBITDA and EBITDAR as key performance indicators and EBITDA and EBITDAR expressed as a percentage of total revenues as a measurement of margin.
     We understand that EBITDA and EBITDAR, or derivatives thereof, are customarily used by lenders, financial and credit analysts, and many investors as a performance measure in evaluating a company’s ability to service debt and meet other payment obligations or as a common valuation measurement in the long-term care industry. Moreover, substantially all of EHSI’s financing agreements contain covenants in which EBITDA was used as a measure of compliance, and EBITDA is used in covenants as a measure of compliance with our new credit facility. Thus, we expect to use EBITDA and EBITDAR to monitor our compliance with these financing agreements. We believe EBITDA and EBITDAR provide meaningful supplemental information regarding our core results because these measures exclude the effects of non-operating factors related to our capital assets, such as the historical cost of the assets.
     We report specific line items separately, and exclude them from EBITDA and EBITDAR because such items are transitional in nature, and would otherwise distort historical trends. In addition, we use EBITDA and EBITDAR to assess our operating performance and in making financing decisions. In particular, we use EBITDA and EBITDAR in analyzing potential acquisitions and internal expansion possibilities. EBITDA and EBITDAR performance also will be used in determining compensation levels for our senior executives. EBITDA and EBITDAR should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. We present EBITDA and EBITDAR on a consistent basis from period to period, thereby allowing for comparability of operating performance.
Review of Key Performance Indicators
     In order to compare our performance between periods, we assess the key performance indicators for all of our continuing residences. All “continuing operations” or “continuing residences” are defined as all residences excluding (i) one assisted living residence in Washington that, in the three months ended December 31, 2005, we decided to convert to nursing beds and combine with an existing nursing facility, (ii) one assisted living residence in Oregon that we decided to convert to a skilled nursing facility during the three months ended March 31, 2006, (iii) a leased assisted living residence in Washington that we decided to terminate operations at in the three months ended March 31, 2006, and (iv) an assisted living residence in Texas that we decided to close during the three months ended March 31, 2006.
     In addition, we assess the key performance indicators for residences that we operated in all reported periods, or “same facility” operations. Given the significance of the 177 assisted living residences acquired when EHSI acquired Historic ALC, we have included these residences in our same facility key performance indicators for the periods after the acquisition. Same facility operations are defined as all continuing operations excluding the three newly-constructed assisted living residences (150 units).
ADC
All Continuing Residences
     The following table sets forth our average daily census (“ADC”) for the three and nine months ended September 30, 2006 and 2005 for both private and Medicaid payors for all of the continuing residences whose results are reflected in our combined financial statements:

Average Daily Census

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006	% Total	2005	% Total	2006	% Total	2005	% Total
Private Pay	5,167	71.5%	5,178	70.4%	5,122	71.2%	5,221	71.0%
Medicaid	2,059	28.5	2,173	29.6	2,072	28.8	2,135	29.0

Total	7,226	100.0%	7,351	100.0%	7,194	100.0%	7,356	100.0%

     From the third quarter of 2005 to the third quarter of 2006, total ADC decreased 1.7% while private ADC was relatively unchanged. In addition, there was an increase in the Private Pay Mix percentage from 70.4% to 71.5%. In the year to date comparison, ADC decreased 2.2% and the private pay mix increased 0.2%. In the first quarter of 2006, we implemented a focused sales strategy to increase our private pay rates and to specifically target private pay residents with lower care needs. At the same time we established limits on our Medicaid population. Our strategy is to increase the number of residents in our communities that are private pay, both by filling existing vacancies at our residences with private pay residents and by gradually decreasing the number of units in our residences that are available for residents that rely on Medicaid.
Same Facility Basis
     The following table is presented on a same facility basis, and therefore removes the impact of the three newly constructed residences described above. The table sets forth our average daily census for the three and nine months ended September 30, 2006 and 2005 for both private and Medicaid payors for all of the assisted living residences on a same facility basis.
Average Daily Census

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006	% Total	2005	% Total	2006	% Total	2005	% Total
Private Pay	5,084	71.2%	5,172	70.4%	5,056	70.9%	5,219	71.0%
Medicaid	2,059	28.8	2,173	29.6	2,072	29.1	2,135	29.0

Total	7,143	100.0%	7,345	100.0%	7,128	100.0%	7,354	100.0%

     From the third quarter of 2005 to the third quarter of 2006, total ADC decreased 2.8% and private ADC decreased 1.7%, resulting in the Private Pay Mix percentage increasing from 70.4% to 71.2%. When comparing the nine month periods ended September 30, 2006 and 2005, private, Medicaid and total ADC all decreased approximately 3.1%. Upon acquisition of Historic ALC, we discovered private pay residents with well below market rates. We worked during 2005 to reduce and / or eliminate private pay discounts and adjust existing resident rates closer to market pricing in a two step process. This initiative continues in 2006 for rate discounts which were not entirely eliminated in 2005. Our goal is to be competitively priced in each of the markets we serve and to charge all our residents in an equitable fashion. Our rates are set at the corporate level through sound business practices including market and competitive pricing analysis. As a result of this initiative, we were able to achieve a 9.6% increase in Private Pay rates at the Historic ALC residences for the nine months ending September 30, 2006. Conversely, as discounts were eliminated, some of our residents were not able to afford our accommodations and services and subsequently moved out.
     In addition to eliminating private pay discounts, we identified residents whose care needs were outside the general scope of our care programs and worked to find them more appropriate placement. We now have an on going management review process to identify these types of residents and either proceed with discharge planning or assist them in obtaining needed assistance for an additional charge to supplement our standard of services. Although the result was a negative impact to census, we were able to move in more appropriate, lower acuity residents at higher margins.
Occupancy Percentage
     Occupancy percentages are impacted by our completion and opening of new assisted living residences and additions to existing assisted living residences. As total capacity of a newly completed addition or a new residence increases, occupancy percentages are impacted as the assisted living residence is filling the additional units. We generally plan for additional units to take anywhere from one to one and a half years to reach optimum occupancy levels (defined by us as at least 90%).
     Due to the significant impact on occupancy rates that developmental residences have, we have split occupancy information between mature and developmental residences. In general, developmental residences are defined as a residence that has undergone an expansion or a new residence that has opened. An assisted living residence identified as developmental is classified as such for a period of no longer than 12 months. However, for purposes of the tables below, developmental residences have been classified as such for all reporting periods. Between January 1, 2005 and September 30, 2006 we completed the following projects that increased our operational capacity: (1) 2005 — three new residences (150 units) and five additions (96 units), (2) 2006 — two additions (37 units). As a result, these residences constitute the “developmental” residences in the tables below. All residences that are not developmental are considered mature residences, including all of the 177 residences that Extendicare acquired in connection with the acquisition of Historic ALC.
All Continuing Residences
     The following table sets forth our occupancy percentages for the three and nine months ended September 30, 2006 and 2005 for all mature and developmental continuing residences whose results are reflected in our combined financial statements:
Occupancy Percentage

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Mature	85.7%	88.3%	85.6%	88.6%
Developmental	69.9	61.2	64.8	70.7

Total Residences	84.8%	87.2%	84.5%	87.9%

     From the third quarter of 2005 to the third quarter of 2006, mature total occupancy decreased by 2.6%. Occupancy percentages for all mature and developmental residences decreased from 87.2% to 84.8% in the same period. Occupancy in our developmental residences increased from 61.2% to 69.9% from the third quarter of 2005 to the third quarter of 2006.
     For the nine month periods ending September 30, 2006 and 2005, we saw a decline in our occupancy for mature facilities from 88.6% to 85.6%. The decline in our occupancy percentage for the three and nine months ended September 30 is consistent with our focused effort to increase private rates closer to market for both existing and new residents. Occupancy declined from 70.7% to 64.8% for developmental residences, as a result of the opening of new residences during the year.
Same Facility Basis
     The following table sets forth the occupancy percentages outlined above on a same facility basis:
Occupancy Percentage

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Mature	85.7%	88.3%	85.6%	88.6%
Developmental	76.9	76.9	75.4	80.7

Total Residences	85.3%	87.9%	85.2%	88.3%

     From the third quarter of 2005 to the third quarter of 2006, mature total occupancy declined 2.6%. Occupancy percentages for all mature and developmental residences declined 2.6%. Occupancy in our residences with additions remained unchanged at 76.9%.

     We saw a decline in our occupancy rates for mature facilities from 88.6% to 85.6% when comparing the nine month periods ended September 30, 2006 and 2005. The decline in census during this time frame was attributed to our focused effort to increase the level of private rates closer to market for both existing and new residents. Occupancy declined from 80.7% to 75.4% for residences with added capacity as a result of the completed additions during the year.
Average Revenue Rate by Payor Source
All Continuing Residences
     The following table sets forth our average daily revenue rate for the three and nine months ended September 30, 2006 and 2005 for both private and Medicaid payors for all of the continuing residences whose results are reflected in our historical combined financial statements:
Average Daily Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	% Change	2006	2005	% Change
Private Pay	97.01	90.20	7.6%	96.65	88.65	9.0%
Medicaid	65.37	61.88	5.6	64.14	61.99	3.5

Total	88.00	81.83	7.5%	87.29	81.02	7.7%

     The average private pay revenue rate increased 7.6% in the third quarter 2006 compared to the third quarter of 2005. Our Medicaid rates increased by 5.6% in the same period. The private pay revenue rate increased primarily due to annual rate increases. In addition, Historic ALC had offered discounts for accommodation and levels of care fees to residents to increase occupancy levels. However, we have identified opportunities to increase our accommodation and levels of care fees to market rates in the communities that ALC serves and made concerted efforts to move existing residents to those market rates and only admit residents at those market rates. However, as noted above, this effort also contributed to the lower ADC and occupancy rates. Nonetheless, our overall revenues increased as a result of this strategy.
Number of Residences Under Operation
     The following table sets forth the number of residences under operation (excludes residences which will continue with EHSI following separation):

	As of	As of
	September 30,	December 31,
	2006	2005
Owned (Note 1)	151	155
Under capital lease	5	5
Under operating leases	50	51
Total under operation	206	211

Percent of residences:
Owned	73.3%	73.4%
Under capital leases	2.4%	2.4%
Under operating leases	24.3%	24.2%

	100.0%	100.0%

(1)	Includes the 29 assisted living properties that EHSI owned as of March 31, 2006. All of the 29 assisted living residences have been transferred from EHSI to ALC since March 31, 2006.

     EBITDA and EBITDAR
     The following table sets forth a reconciliation of net income to EBITDA and EBITDAR:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$296	$3,603	$4,438	$8,660
Loss from discontinued operations, net of tax benefit	225	101	1,498	276
Provision for income taxes	1,177	2,285	5,808	5,529

Income from continuing operations before income taxes	1,698	5,989	11,744	14,465
Add:
Depreciation and amortization	4,235	4,021	12,527	10,620
Interest expense, net	2,294	3,353	7,708	9,480
Transaction costs	1,435	—	3,735	—
Loss on impairment of long-lived assets	3,080	—	3,080	—

EBITDA	12,742	13,363	38,794	34,565
Add: Lease expense	3,564	3,535	10,589	9,388

EBITDAR	$16,306	$16,898	$49,383	$43,953

     The following table sets forth the calculations of EBITDA and EBITDAR percentages:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$58,820	$56,011	$172,594	$149,165

EBITDA	$12,742	$13,363	$38,794	$34,565

EBITDAR	$16,306	$16,898	$49,383	$43,953

EBITDA as percent of total revenue	21.7%	23.9%	22.5%	23.2%

EBITDAR as percent of total revenue	27.7%	30.2%	28.6%	29.5%

     EBITDA, as a percentage of total revenues, decreased to 21.7% for the third quarter of 2006 compared to the third quarter of 2005. This decrease in EBITDA was primarily attributable to increasing general and administrative expenses resulting from the separation from Extendicare. During the same period, EBITDAR, as a percentage of revenues, decreased from 30.2% to 27.7% for the same reason.
     Please see “— Business Overview — Key Performance Indicators — EBITDA and EBITDAR” above for a discussion of our use of EBITDA and EBITDAR and a description of the limitations of such use.

Combined Results from Operations
     Three Months Ended September 30, 2006 Compared with the Three Months Ended September 30, 2005
The following table sets forth details of our revenues and income as a percentage of total revenues:

	Three Months Ended
	September 30,
	2006	2005
Revenues	100.0%	100.0%
Operating costs	67.3	66.8
General and administrative costs	5.0	3.0
Lease, depreciation and amortization	13.3	13.5
Interest expense, net	3.9	6.0
Transaction costs	2.4	—
Loss on impairment of long-lived assets	5.2	—

Income from continuing operations	2.9	10.7
Income tax expense	2.0	4.1

Net income from continuing operations after income taxes	0.9	6.6
Loss from discontinued operations before income taxes	(0.5)	(0.3)
Income tax benefit on discontinued operations	0.1	0.1

Net loss from discontinued operations	(0.4)	(0.2)

Net income	0.5%	6.4%

Revenues
     Revenues in the three months ended September 30, 2006 increased $2.8 million, or 5.0%, to $58.8 million from $56.0 million in the three months ended September 30, 2005. This increase is primarily the result of an overall 7.5% increase in the average rate per day partially offset by a decline in ADC of 1.7%.
Operating Costs
     Operating costs increased $2.2 million, or 5.9%, in the three months ended September 30, 2006 compared to the three months ended September 30, 2005.
     General and Administrative Costs
     General and administrative costs increased $1.2 million, or 70.6%, in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase in general and administrative expenses is partially related to the spin off of ALC into a separate publicly traded company. Related to this matter, ALC began its expansion of the management team in the third quarter and incurred an additional $0.3 million of salary and benefits costs. In addition, ALC incurred information systems contractual increases of $0.3 million, an increase in accounting related services and other charges from Extendicare of $0.3 million and legal charges related to a settlement of a pre-acquisition contract dispute of $0.2 million.
Lease Costs, Depreciation and Amortization
     Lease costs were relatively unchanged in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Depreciation and amortization increased $0.2 million to $4.2 million in the three months ended September 30, 2006 compared to $4.0 million in the three months ended September 30, 2005. The increase in depreciation and amortization is the result of approximately $16.2 million of construction and purchases of fixed assets over the last twelve months.
Interest Expense, Net
     Interest expense, net of interest income, decreased $1.1 million to $2.3 million in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. In conjunction with the transfer of the operations of the 29 Extendicare assisted living residences during 2006, Extendicare ceased charging interest on working capital which resulted in a decrease of $0.3 million compared to the similar period last year. In addition, the intercompany interest bearing debt due to Extendicare decreased from $47.2 million at December 31, 2005 to $22.0 million as of September 30, 2006. This resulted in a decrease in interest expense of approximately $0.4 million. The remaining decrease is a result of increased interest income, other principal reductions, and decreased finance charges related to other debt.
Transaction Costs
     Transaction costs related to our separation from Extendicare amounted to $1.4 million in the three months ended September 30, 2006. No costs related to the separation were incurred in the three month period ended September 30, 2005.
Impairment of Long-Lived Asset
     ALC periodically assesses the recoverability of long-lived assets, including property and equipment, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that all long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of an asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent the book value of the asset exceeds estimated fair value. One such property was identified in the third quarter of 2006. As a result of ALC’s assessment, an impairment charge of approximately $3.1 million was recorded.
Income from Continuing Operations before Income Taxes
     Income from continuing operations before income taxes for the three months ended September 30, 2006 was $1.7 million compared to $6.0 million for the three months ended September 30, 2005 due to the reasons described above.
Income Taxes
     Income tax expense for the three months ended September 30, 2006 was $1.2 million compared to $2.3 million for the three months ended September 30, 2005. Our effective tax rate was 69.3% for the three months ended September 30, 2006 compared to 38.2% for the three months ended September 30, 2005. The increase in the effective rate was caused by the $1.4 million in transaction costs, which are nondeductible for tax purposes. Without the transaction costs, our effective tax rate was 37.6%.
Net Income from Continuing Operations
     Net income from continuing operations for the three months ended September 30, 2006 was $0.5 million compared to net income of $3.7 million for the three months ended September 30, 2005 due to the reasons described above.
Loss from Discontinued Operations
     The loss from discontinued operations before income taxes was $0.3 million in the three months ended September 30, 2006 compared to $0.2 million in the three months ended September 30, 2005. Discontinued operations include operations of two residences in Washington and one residence in Oregon. All these residences were discontinued due to poor financial performance.
Net Income
     Net income for the three months ended September 30, 2006 was $0.3 million compared to net income of $3.6 million for the three months ended September 30, 2005 due to the reasons described above.

     Nine Months Ended September 30, 2006 Compared with the Nine Months Ended September 30, 2005
     The following table sets forth details of our revenues and income as a percentage of total revenues:

	Nine Months Ended
	September 30,
	2006	2005
Revenues	100.0%	100.0%
Operating costs	66.8	66.8
General and administrative costs	4.5	3.7
Lease, depreciation and amortization	13.4	13.4
Interest expense, net	4.5	6.4
Transaction costs	2.2	—
Loss on impairment of long-lived assets	1.8	—

Income from continuing operations	6.8	9.7
Income tax expense	3.4	3.7

Net income from continuing operations after income taxes	3.4	6.0
Loss from discontinued operations before income taxes	(1.4)	(0.3)
Income tax benefit on discontinued operations	0.6	0.1

Net loss from discontinued operations	(0.8)	(0.2)

Net income	2.6%	5.8%

Revenues
     Revenues in the nine months ended September 30, 2006 increased $23.4 million, or 15.7%, to $172.6 million from $149.2 million in the nine months ended September 30, 2005. Revenues increased $15.1 million as a result of the acquisition of Historic ALC because January 2005 Historic ALC revenues are not included in the prior year comparable period. Excluding the impact of the January 2005 Historic ALC revenues, revenues increased $8.3 million, or 5.6%, due to an average rate increase of 7.7% which was partially offset by a decrease in average daily census of 2.2%.
Operating Costs
     Operating costs increased $15.6 million, or 15.7%, in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Operating costs increased $14.3 million as a result of the acquisition of Historic ALC. Operating costs at other residences increased $1.3 million, or 7.2%.
General and Administrative Costs
     General and administrative costs increased $2.4 million, or 42.8%, in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Since Historic ALC was acquired on January 31, 2005, we estimate that general and administrative costs for January 2005 account for $1.2 million of the increase. In addition, ALC incurred information system contractual increases of $1.1 million.
Lease Costs, Depreciation and Amortization
     Lease costs increased $1.2 million to $10.6 million in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase is primarily a result of the acquisition of Historic ALC on January 31, 2005. Depreciation and amortization increased $1.9 million to $12.5 million in the nine months ended September 30, 2006 compared to $10.6 million in the nine months ended September 30, 2005. This increase was also primarily due to the acquisition of Historic ALC. The nine months ended September 30, 2006 also includes additional amortization of customer relationship intangibles of $0.2 million.

Interest Expense, Net
     Interest expense, net of interest income, decreased $1.8 million to $7.7 million in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to the acquisition of Historic ALC, reduced intercompany debt levels, decreased finance charges and an increase of $0.2 million in interest income.
Transaction Costs
     Transaction costs related to our separation from Extendicare amounted to $3.7 million in the nine months ended September 30, 2006. No costs related to the separation were incurred in the nine month period ended September 30, 2005. Extendicare made a capital contribution of $2.3 million in cash in the nine months ended September 30, 2006 to partially fund these costs.
Impairment of Long-Lived Asset
     ALC periodically assesses the recoverability of long-lived assets, including property and equipment, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that all long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of an asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent the book value of the asset exceeds estimated fair value. One such property was identified in the third quarter of 2006. As a result of ALC’s assessment, an impairment charge of approximately $3.1 million was recorded.
Income from Continuing Operations before Income Taxes
     Income from continuing operations before income taxes for the nine months ended September 30, 2006 was $11.7 million compared to $14.5 million for the nine months ended September 30, 2005 due to the reasons described above.
Income Taxes
     Income tax expense for the nine months ended September 30, 2006 was $5.8 million compared to $5.5 million for the nine months ended September 30, 2005. Our effective tax rate was 49.5% for the nine months ended September 30, 2006 compared to 38.2% for the nine months ended September 30, 2005. The increase in the effective rate was caused by the $3.7 million in transaction costs, which are nondeductible for tax purposes. Excluding transaction costs, our effective rate was 39.0% for the nine months ended 2006.
Net Income from Continuing Operations
     Net income from continuing operations for the nine months ended September 30, 2006 was $5.9 million compared to $8.9 million for the nine months ended September 30, 2005 due to the reasons described above.
Loss from Discontinued Operations
     The loss from discontinued operations before income taxes was $2.4 million in the nine months ended September 30, 2006 compared to $0.4 million in the nine months ended September 30, 2005. The majority of the increase was due to a $1.7 million loss from impairment of long-lived assets relating to a residence in Texas that we decided in March 2006 to close and sell. Discontinued operations also included operations of a residence in Washington and one residence in Oregon. All these residences were discontinued due to poor financial performance.
Net Income
     Net income for the nine months ended September 30, 2006 was $4.4 million compared to $8.7 million for the nine months ended September 30, 2005 due to the reasons described above.

Liquidity and Capital Resources
Sources and Uses of Cash
     We had cash and cash equivalents of $11.5 million at September 30, 2006 compared to $6.4 million at December 31, 2005. The table below sets forth a summary of the significant sources and uses of cash:

	Nine Months Ended
	September 30,
	2006	2005
	(in thousands)
Cash provided by operating activities	$27,128	$28,661
Cash used in investing activities	(12,439)	(158,644)
Cash (used in) provided by financing activities	(9,674)	140,851
Increase in cash and cash equivalents	5,015	10,868
     Cash flow from operating activities was $27.1 million in the nine months ended September 30, 2006 compared to $28.7 million in the nine months ended September 30, 2005. The decrease of $1.6 million was primarily a result of an increase in working capital of $2.2 million and net income of $4.4 million.
     Our working capital increased $2.2 million in the nine months ended September 30, 2006 compared to December 31, 2005.
     It is not unusual for us to operate in the position of a working capital deficit because our revenues are collected more quickly, often in advance, than our obligations are required to be paid. This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or used to pay off longer term liabilities. As discussed below, we now have a line of credit in place following our separation from Extendicare.
     Property and equipment decreased $5.5 million in the nine months ended September 30, 2006 compared to December 31, 2005. Property and equipment decreased by (i) $10.8 million from depreciation expense, (ii) $5.0 million resulting from a provision for impairment of long-lived assets, and (iii) $1.8 million as a result of the reclassification of assets held for sale. These decreases were partially offset by increases of (i) $10.5 million due to normal capital expenditures and (ii) $1.6 million from new construction projects.
     Excluding amounts owed to EHSI, total debt, including both current and long-term maturities of debt, was $129.4 million as of September 30, 2006 compared to $131.5 million at December 31, 2005. This decrease was the result of scheduled principal payments. In addition, as of September 30, 2006, we owed EHSI $22.0 million compared to $47.2 million as of December 31, 2005. The decrease was due to a prepayment of $25.2 million. This loan bears interest at 6% and is due in January 2010, but can be prepaid at any time. This loan was converted into equity at the time of our separation from Extendicare.
     Cash used in investing activities was $12.4 million for the nine months ended September 30, 2006 compared to $158.6 million in the nine months ended September 30, 2005. The nine months ended September 30, 2005 included a net payment of $139.3 million for the acquisition of ALC and there was no similar payment in the nine months ended September 30, 2006. Payments for new construction projects were $1.6 million for the nine months ended September 30, 2006 compared to $12.4 million for the nine months ended September 30, 2005.
     Cash used in financing activities was $9.7 million for the nine months ended September 30, 2006 compared to cash provided by financing activities of $140.9 million in the nine months ended September 30, 2005. A capital contribution of $80.0 million was received from EHSI and debt proceeds of $60.0 million were also received in the nine months ended September 30, 2005 to finance the ALC acquisition. In the nine months ended September 30, 2006, a $25.2 million prepayment was made to EHSI to reduce the balance of debt owed to it. EHSI also made a $10.0 million capital contribution to fund Pearson, ALC’s captive insurance company, a $5.0 million capital contribution to fund the purchase of a building for ALC’s future corporate headquarters and a $2.3 million capital contribution to fund transaction costs associated with the Separation Transaction.

Principal Repayment Schedule
     There were no material changes in our monthly debt service payments from December 31, 2005 to September 30, 2006.
Letters of Credit
     As of December 31, 2005 and September 30, 2006, we had issued $0.8 million in letters of credit secured by cash held as collateral for landlords of certain leased residences. In addition, we had issued $2.9 million of letters of credit, secured by cash held as collateral for workers compensation claims. The letters of credit are renewed annually and have maturity dates ranging from January 2007 to October 2007.
Off Balance Sheet Arrangements
     We have no off balance sheet arrangements.
Cash Management
     As of September 30, 2006, we held cash and cash equivalents of $11.5 million. We forecast on a regular monthly basis cash flows to determine the investment periods, if any, of certificates of deposit and monitor the daily incoming and outgoing expenditures to ensure available cash is invested on a daily basis.
Future Liquidity and Capital Resources
     We believe that our cash from operations, together with other available sources of liquidity, including borrowings available under the credit facility that we entered into on November 10, 2006, will be sufficient for the next 12 months and beyond to fund operations, anticipated capital expenditures, and required payments of principal and interest on our debt post separation. We expect that our credit facility will provide the ability to finance acquisition and construction projects to increase our overall capacity and to provide working capital as required for our operations.
Capital Commitments
     We have two additional construction projects in progress that will increase operational capacity at two assisted living residences by 48 units. Total costs incurred through September 30, 2006 on these projects were approximately $1.5 million and purchase commitments of $3.4 million were outstanding. The total estimated cost of the uncompleted projects is approximately $6.5 million.
Accrual for Self-Insured Liabilities
     At September 30, 2006, we had an accrued liability for settlement of self-insured liabilities of $1.5 million in respect of general and professional liability claims. Claim payments were $0.3 million in the first nine months of 2006. The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported. We estimate that $0.3 million of the total $1.5 million liability will be paid within the next twelve months. The timing of payments is not directly within our control, and, therefore, estimates are subject to change in the future. We believe we have provided sufficient provisions for incurred general and professional liability claims as of September 30, 2006.
$100 Million Credit Facility
     On November 10, 2006 we entered into a revolving credit agreement in the amount of approximately $100 million (the “New Revolving Credit Facility”) with General Electric Capital Corporation and other lenders. The New Revolving Credit Facility is available to us to provide liquidity for acquisitions, working capital, capital expenditures and for other general corporate purposes. The facility has a term of five years, bears interest at a variable rate (which is based on LIBOR plus a spread ranging from 1.5% to 2.0%) and is secured by a select portfolio of our assets. Credit parties under the Revolving Credit Facility are subsidiaries that own or lease approximately 65 of the residences in our portfolio. Our ability to borrow under the Revolving Credit Facility will be limited to a multiple of five times the trailing 12 month EBITDA (as defined in the definitive documentation) less all other consolidated debt, not to exceed an amount such that the loan-to-value ratio would exceed 75%.
Contractual Obligations
     There were no material changes in our monthly debt service payments from December 31, 2005 to September 30, 2006.
Critical Accounting Policies
     Our combined financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). For a full discussion of our accounting policies as required by GAAP, refer to our registration statement on Form 10, as amended and filed on October 19, 2006. We consider certain accounting policies to be critical to an understanding of our combined financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our registration statement on Form 10, as amended and filed on October 19, 2006.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Qualitative Disclosures
     At December 31, 2005, and September 30, 2006, our long-term debt consisted of fixed-rate debt of $93.2 million and $91.3 million respectively and variable-rate debt of $38.4 million and $38.2 million respectively. Assuming that the balance of the variable-rate debt remained constant, each one percentage point increase in the nine-month LIBOR would result in an annual increase in interest expense, and a corresponding decrease in cash flows, of approximately $0.4 million. Conversely, each one percentage point decrease in the nine-month LIBOR would result in an annual decrease in interest expense, and a corresponding increase in cash flows, of approximately $0.4 million and $0.1 million for the three and nine month periods, respectively.
     We have no derivative instruments. We do not speculate using derivative instruments and do not engage in trading activity of any kind.
Quantitative Disclosures
     There were no material changes in the principal, or notional, amounts and related weighted average interest rates by year of maturity for our debt obligations as of September 30, 2006.

Item 4. CONTROLS AND PROCEDURES
     ALC’s management, with the participation of ALC’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of ALC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. ALC’s disclosure controls and procedures are designed to ensure that information required to be disclosed by ALC in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to ALC’s management, including its Chief Executive Officer, to allow timely decisions regarding required disclosures. Based on such evaluation, ALC’s management; including its Chief Executive Officer and Chief Financial Officer, have concluded that, as of the end of such period, ALC’s disclosure controls and procedures are effective.
     There have not been any changes in ALC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter, to which this report relates, that have materially affected, or are reasonably likely to materially affect, ALC’s internal control over financial reporting, except as follows:
     In connection with the Separation Transaction, ALC has established or is in the process of establishing certain disclosure controls and procedures associated with being a public company. Such disclosure controls and procedures relate to the development of a financial reporting function within ALC. Enhancements to internal control over financial reporting have been made during the last fiscal quarter and have continued into the fourth quarter, which include: the establishment of an independent Board of Directors and committees thereof; hiring of the Chief Financial Officer, Corporate Secretary, and other financial personnel.
     Management believes these enhancements materially affect ALC’s internal control over financial reporting and are appropriate given the circumstances.
     Management believes that the accompanying combined financial statements fairly present, in all material respects, the financial condition, results of operations and cash flows for the fiscal quarters presented in this report on Form 10-Q.

Part 2. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.
     There are no material developments related to our legal proceedings during the quarter ended September 30, 2006. For further information regarding our legal proceedings refer to our registration statement on Form 10.
Item 1A. RISK FACTORS.
     There are no material changes to the disclosure regarding risk factors in our registration statement on Form 10 as amended and filed October 19, 2006.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     Not Applicable.
Item 3. DEFAULTS UPON SENIOR SECURITIES.
     Not Applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Not Applicable.
Item 5. OTHER INFORMATION.
     Not Applicable.
Forward-Looking Statements and Cautionary Factors
     This report and other documents or oral statements we make or made on our behalf contain both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are predictions and generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” or other words or phrases of similar import. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated. In addition to any factors that may accompany forward-looking statements, factors that could materially affect actual results include the following.
     Factors and uncertainties facing our industry and us include: (i) national, regional and local competition which could cause us to lose market share and revenue; (ii) markets where overbuilding exists and future overbuilding in other markets where we operate our residences may adversely affect our operations; (iii) our ability to cultivate new or maintain existing relationships with physicians and others in the communities in which we operate could affect occupancy rates; (iv) events which adversely affect the ability of seniors to afford our monthly resident fees could cause our occupancy rates, revenues and results of operations to decline; (v) changes in the percentage of our residents that are private residents and, where applicable, Medicaid rates may significantly affect our profitability; (vi) changes or reductions in Medicaid rates may decrease our revenues; (vii) termination of our resident agreements and vacancies in the living spaces we lease could adversely affect our revenues, earnings and occupancy levels; (viii) increases in labor costs, as a result of a shortage of qualified personnel or otherwise, could substantially increase our operating costs; (ix) personal injury claims, if successfully made against us, could materially and adversely affect our financial condition and results of operations; (x) failure to comply with laws and government regulation could lead to fines and penalties; (xi) compliance with regulations may require us to make unanticipated expenditures which could increase our costs and therefore adversely affect our earnings and financial condition; (xii) audits and investigations under our contracts with federal and state government agencies could have adverse findings that may negatively impact our business; (xiii) failure to comply with environmental laws, including laws regarding the management of infectious medical waste, could materially and adversely affect our financial condition and results of operations; (xiv) failure to comply with laws governing the transmission and privacy of health information could materially and adversely affect our financial condition and results of operations, (xv) efforts to regulate the construction or expansion of healthcare providers could impair our ability to expand through construction and redevelopment; (xvi) we may make acquisitions that could subject us to a number of operating risks; and (xvii) costs associated with capital improvements could adversely affect our profitability.
     Factors and uncertainties related to our indebtedness and lease arrangements include: (i) loan covenants could restrict our operations and any default could result in the acceleration of indebtedness or cross-defaults, any of which would negatively impact our liquidity and inhibit our ability to grow our business and increase revenues; (ii) if we do not comply with the requirements in leases or debt agreements pertaining to Revenue Bonds, we would be subject to financial penalties; (iii) our indebtedness and long-term leases could adversely affect our liquidity and our ability to operate our business and our ability to execute our growth strategy; and (iv) increases in market interest rates could significantly increase the costs of our unhedged debt and lease obligations, which could adversely affect our liquidity and earnings.
     Additional risk factors are discussed under the “Risk Factors” section of our Registration Statement on Form 10-12B/A filed with the Securities and Exchange Commission and available through the Investor Relations section of our website, www.alcco.com.

Item 6. EXHIBITS.

Exhibit
Number	Description
2.1	Arrangement Agreement (incorporated by reference to Exhibit 2.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

2.2	Separation Agreement (incorporated by reference to Exhibit 2.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

10.1	Separation Agreement (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

10.2	Tax Allocation Agreement (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

10.3	Agreement for Reimbursement Services (incorporated by reference to Exhibit 10.3 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

10.4	2006 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

10.5	Employment Agreement — John Buono (incorporated by reference to Exhibit 10.5 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

10.6	Employment Agreement — Eric Fonstad (incorporated by reference to Exhibit 10.6 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

10.7	Credit Agreement dated as of November 10, 2006 (incorporated by reference to Exhibit 10.7 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSISTED LIVING CONCEPTS, INC.

By:	/s/ John Buono

John Buono
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

By:	/s/ Laurie A. Bebo

Laurie A. Bebo
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)
Date: November 22, 2006