Form 10-K
period 2006-12-31
ASSISTED LIVING CONCEPTS INC
filed 2007-03-28
CIK 929994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 001-13498
Assisted Living Concepts, Inc.
(Exact name of registrant as specified in its charter)

Nevada	93-1148702
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
111 West Michigan Street, Milwaukee, Wisconsin 53203
(Address of Principal Executive Offices)
Telephone: (414) 908-8800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Class A Common Stock, $0.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One).
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) is not applicable as the registrant was not publicly traded as of June 30, 2006.
As of March 21, 2007, the registrant had 59,932,427 shares of its Class A Common Stock, $0.01 par value outstanding and 9,564,922 shares of its Class B Common Stock, $0.01 par value outstanding.
Documents Incorporated by Reference
Certain sections of registrant’s definitive proxy statement relating to its 2007 annual stockholders’ meeting to be held on May 3, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ASSISTED LIVING CONCEPTS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

ASSISTED LIVING CONCEPTS, INC.
ITEM 1 — BUSINESS
The Company
     Assisted Living Concepts, Inc. (“ALC”) and its subsidiaries operate 207 assisted living residences in 17 states in the United States totaling 8,302 units. ALC’s residences typically range from 35 to 60 units and offer residents a supportive, home-like setting and assistance with the activities of daily living.
     ALC became an independent, publicly traded company, whose Class A Common Stock is listed on the New York Stock Exchange on November 10, 2006 (the “Separation Date”) when it separated (the “Separation”) from Extendicare Inc. (“Extendicare”).
     In connection with the Separation, holders of Extendicare Subordinate Voting Shares received (i) one Extendicare Common Share and (ii) one share of Class A Common Stock of ALC from Extendicare for each Extendicare Subordinate Voting Share that they held as of the Separation Date. Holders of Extendicare Multiple Voting Shares received (i) 1.075 Extendicare Common Shares and (ii) one share of Class B Common Stock of ALC from Extendicare for each Extendicare Multiple Voting Share that they held on the Separation Date.
     References in this report to “Assisted Living Concepts,” “ALC,” “we,” “our,” and “us” refer to Assisted Living Concepts, Inc. and its consolidated subsidiaries, as constituted after the Separation, unless the context otherwise requires.
History
     ALC was formed as a Nevada corporation in 1994. In October 2001, ALC voluntarily filed for reorganization under the bankruptcy laws as a result of its inability to make payments on its indebtedness. In January 2002, it emerged from bankruptcy pursuant to a pre-negotiated plan of reorganization. ALC operated as an independent company until January 31, 2005 when it was acquired by Extendicare Health Services, Inc. (“EHSI”) (the “Acquisition”), a wholly-owned subsidiary of Extendicare. At that time ALC was headquartered in Dallas, Texas and operated 177 assisted living residences in 14 states with a total of 6,838 units.
     Following the Acquisition, Extendicare consolidated its assisted living operations with ALC’s and moved ALC’s headquarters to Milwaukee, Wisconsin, installed a new management team, and reorganized ALC’s internal reporting structure and operations to include previously owned EHSI assisted living residences. Between January 31, 2005 and November 10, 2006, ALC operated its 177 original residences and between 29 and 35 residences owned by EHSI. Shortly before the Separation, ALC purchased 29 assisted living residences from EHSI consisting of approximately 1,412 units. In addition, on November 1, 2006, ALC acquired an assisted living residence in Escanaba, Michigan consisting of 40 units from an unrelated third party. Together with ALC’s original 6,838 units and after certain other adjustments, ALC operated a total of 8,302 units at December 31, 2006.
     On June 19, 2006, ALC formed Pearson Insurance Company, LTD (“Pearson”), a wholly owned Bermuda based captive insurance company, to self-insure general and professional liability risks.
Financial Presentation
     Effective upon the Separation, the ownership structure of the entities changed and as such became consolidated. All references to ALC financial statements, both pre- and post-Separation Date herein are referred to as “consolidated” as opposed to “combined.”
     For periods prior to the Separation Date, the historical consolidated financial and other data in this report have been prepared to include all of Extendicare’s assisted living business in the United States, consisting of:
▪	the assisted living residences operated by EHSI through the Separation Date, which ranged from 29 to 36 residences between January 1, 2003 and the date of the Acquisition and consisted of 32 residences operated by EHSI at December 31, 2005,

▪	177 assisted living residences operated by ALC since the time of the Acquisition,

▪	three assisted living residences that were constructed and owned by EHSI (two of which were operated by ALC) during 2005,

▪	the Escanaba residence since its acquisition on November 1, 2006, and

▪	Pearson since its formation on June 19, 2006.

ASSISTED LIVING CONCEPTS, INC.
     Prior to the Separation, operations were terminated at four of the EHSI residences and are presented as discontinued operations. At the Separation Date, the historical financial statements included 209 residences (two of which remained with EHSI).
     After the Separation Date, historical consolidated financial and other data include 178 assisted living residences operated by ALC (including Escanaba), 29 residences purchased from EHSI for a total of 207 residences, and Pearson.
     The historical consolidated financial and other operating data do not contain data related to certain assets including certain investments that were transferred to ALC but do include certain assets and operations that were not transferred to ALC in connection with the Separation. ALC did not include in the Separation certain EHSI properties as they did not fit ALC’s targeted portfolio profile or were not readily separable from EHSI’s operations. The differences between the historical consolidated financial data and financial data for the assets and the operations transferred in the Separation are immaterial in 2005 and 2006. Results of operations prior to 2005 are not directly comparable to later results of operations because the earlier results do not contain the 177 ALC properties associated with the Acquisition. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.
     ALC operates in a single business segment with all properties and revenue generated from those properties located in the United States.
The Business
     We operate assisted living residences within the senior living industry which consists of a broad variety of living options for seniors. In general, the type of residence that is appropriate for a senior depends on his or her particular life circumstances, especially health and physical condition and the corresponding level of care that he or she requires. Assisted living residences fall in the middle of the spectrum of care and service provided to seniors in connection with their living arrangements. Assisted living residents can move into a residence by choice or by necessity.
     We provide senior assisted living accommodations and services through 207 residences containing 8,302 units located in 17 states. We provide seniors with a supportive, home-like setting with care and services, including 24 hour assistance with activities of daily living, medication management, and other services. See “Our Services” below. Our residences are purpose-built to meet the special needs of seniors and typically are located in targeted, middle-market suburban bedroom communities that were selected on the basis of a number of factors, including the size of our targeted demographic resident pool in the community. Residences include features designed to appeal to the senior living community and their decision makers. The majority of our residences are approximately 40-unit, single story, square shaped buildings with an enclosed courtyard, a mix of studio and one-bedroom apartments, and wide hallways to accommodate our residents who use walkers and wheelchairs. The relatively small number of units and the design of our buildings enhance our ability to provide effective security and care, while also appealing to seniors who generally prefer easy access to their living quarters, pleasing aesthetics, and simplicity of design. We own 152 of our residences, operate 50 under long-term leases, and operate 5 under capital leases which contain options for us to purchase the properties in 2009.
Our Services
     Seniors in our residences are individuals who, for a variety of reasons, elect not to live alone, but do not need the 24-hour medical care provided in skilled nursing facilities. We design the services provided to these residents to respond to their individual needs and to improve their quality of life. This individualized assistance is available 24 hours a day and includes routine health-related services, which are made available and are provided according to the resident’s individual needs and state regulatory requirements. Available services include:

ASSISTED LIVING CONCEPTS, INC.
▪	general services, such as meals, activities, laundry and housekeeping,

▪	support services, such as assistance with medication, monitoring health status, coordination of transportation, and coordination with physician offices,

▪	personal care, such as dressing, grooming and bathing and

▪	the provision of a safe and secure environment with 24-hour access to assistance.
     We also arrange access to additional services from third-party providers beyond basic housing and related services, including physical, occupational and respiratory therapy, home health, hospice, and pharmacy services.
     Although a typical package of basic services provided to a resident includes meals, housekeeping, laundry and personal care, we accommodate the varying needs of our residents through the use of individual service plans and flexible staffing patterns. Our multi-tiered rate structure for services is based upon the acuity, or level, of services needed by each resident. Supplemental and specialized health-related services for those residents requiring 24-hour supervision or more extensive assistance with activities of daily living, are provided by third-party providers who are reimbursed directly by the resident or a third-party payor (such as Medicare, Medicaid or long-term care insurance). To ensure that we are meeting the needs of our residents, we assess the level of need of each resident regularly.
Expansion Plans
     Because we own many of our properties we have the ability to add additional units onto existing properties without complications such as renegotiating leases with landlords. Expansions are targeted where existing residences have demonstrated the ability to support increased capacity. On February 27, 2007, we outlined the planned addition of a total of 400 units onto 20 of our existing residences. We continually evaluate ways to expand our portfolio of properties. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview,” in this Annual Report for a discussion of our business strategies.
Servicemarks
     We market and operate all of our residences under their own unique names. We do not consider servicemarks to be important to our business.
Seasonality
     While our business generally does not experience significant fluctuations from seasonality, winter months tend to result in more residents exiting our residences due to illnesses requiring hospitalization or skilled nursing facility services.
Working Capital
     It is not unusual for us to operate with a negative working capital position because our revenues are collected more quickly, often in advance, than our obligations are required to be paid. This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or used to repay longer term liabilities.
Customers
     Payments from residents (or their responsible parties) who pay us directly (“private pay”) comprised approximately 79%, 78% and 93% of our revenues in 2006, 2005 and 2004, respectively. Our business is not materially dependent upon any single customer. We depend upon funding for our Medicaid residents from various state Medicaid programs. Our election to accept Medicaid within a state is on a residence by residence basis, and we are not required to remain in any Medicaid programs (subject to notification requirements where required). Because revenue per resident for Medicaid residents is significantly lower than private pay, our overall strategy includes reducing our number of Medicaid residents. However, the involuntary loss of a Medicaid contract within certain states could have a material impact on our financial position and results of operations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Medicaid Programs” below.
Government Regulation
     State licensing agencies regulate our operations and monitor our compliance with a variety of state and local laws governing licensure, changes of ownership, personal and nursing services, accommodations, construction, life safety, food service, and cosmetology. Generally, the state oversight and monitoring of assisted living operators has been less burdensome than the skilled nursing industry’s experience. Areas most often regulated by these state agencies include:
▪	Qualifications of management and health care personnel;

▪	Minimum staffing levels;

ASSISTED LIVING CONCEPTS, INC.
▪	Dining services and overall sanitation;

▪	Personal care and nursing services;

▪	Assistance or administration of medication/pharmacy services;

▪	Residency agreements;

▪	Admission and retention criteria;

▪	Discharge and transfer requirements; and

▪	Resident rights.
     In addition, in order to participate in the Medicaid program in a state, we must contract with the states and comply with any applicable Medicaid rules and regulations. These Medicaid regulations may set stricter standards than those contained in the states assisted living rules and regulations.
     Assisted living residences are subject to periodic unannounced surveys by state and other local government agencies to assess and assure compliance with the respective regulatory requirements. A survey can also occur following a state’s receipt of a complaint regarding the residence. If one of our assisted living residences is cited for alleged deficiencies by the respective state or other agencies, we are required to implement a plan of correction within a prescribed timeframe. Upon notification or receipt of a deficiency report, our regional and corporate teams assist the residence to develop, implement and submit an appropriate corrective action plan. Most state citations and deficiencies are resolved through the submission of a plan of correction that is reviewed and approved by the state agency. In some instances, the survey team will conduct a re-visit to validate substantial compliance with the state rules and regulations.
Health Privacy Regulations and Health Insurance Portability and Accountability Act
     Our assisted living residences are subject to state laws to protect the confidentiality of our residents’ health information. We have implemented procedures to meet the requirements of the state laws and have trained our residence personnel on those requirements.
     We are not a covered entity in respect of the Health Insurance Portability and Accountability Act of 1996, or HIPAA. However, those residences which electronically invoice the state Medicaid program are considered covered entities and are subject to HIPAA and its implementing regulations. Currently, we electronically invoice state Medicaid programs in 70 residences in five states. In these states, we use state provided software programs that reduce the complexity and risk in compliance with the HIPAA regulations. HIPAA requires us to comply with standards for the exchange of health information at those residences and to protect the confidentiality and security of health data. The Department of Health and Human Services has issued four rules that mandate the standards with respect to certain healthcare transactions and health information. The four rules pertain to:
▪	privacy standards to protect the privacy of certain individually identifiable health information;

▪	standards for electronic data transactions and code sets to allow entities to exchange medical, billing and other information and to process transactions in a more effective manner;

▪	security of electronic health information privacy; and

▪	use of a unique national provider identifier effective May 2007.
     We believe we are in compliance with these rules as they currently affect our residences that electronically invoice the state Medicaid program. We monitor compliance with health privacy rules including the HIPAA standards. Should it be determined that we have not complied with the new standards, we could be subject to criminal penalties and civil sanctions.
Backlog
     The nature of our business does not result in backlogs.
Medicaid Programs
     In 1981, the federal government approved a Medicaid waiver program called Home and Community Based Care which was designed to permit states to develop programs specific to the healthcare and housing needs of the low-income elderly eligible for nursing home placement (a “Medicaid Waiver Program”). In 1986, Oregon became the first state to use federal funding for licensed assisted living services through a Medicaid Waiver Program authorized by Centers for Medicare Services (“CMS”). Under a Medicaid Waiver Program, states apply to CMS for a waiver to use Medicaid funds to support community-based options for the low-income elderly who need long-term care. These waivers permit states to reallocate a portion of Medicaid funding for nursing residence care to other forms of care such as assisted living. In 1994, the federal government implemented new regulations that empowered states to further expand their Medicaid Waiver Programs and eliminated restrictions on the amount of Medicaid funding states could allocate to community-based care such as assisted living. Certain states, including Oregon, New Jersey, Texas, Arizona, Nebraska, Minnesota, Indiana, Iowa, Idaho and Washington, currently have operating Medicaid Waiver Programs that allow them to pay for assisted living

ASSISTED LIVING CONCEPTS, INC.
care. We participate in Medicaid programs in all of these states. Without a Medicaid Waiver Program, states can only use federal Medicaid funds for long-term care in nursing residences.
     Although to a lesser extent than prior years, in 9 of our 17 states we continue to provide assisted living services to Medicaid funded residents. The Medicaid program can be elected on a residence by residence basis, including the number of rooms provided to Medicaid funded residents. In states that we are registered to provide care to Medicaid residents, the Medicaid program determines the total amount of the accommodation and level of care rates. Except in limited circumstances, we are no longer accepting new Medicaid residents. A majority of the states provide or have been approved to provide Medicaid reimbursement for board and care services provided in assisted living residences. The basis of the Medicaid rate varies by state. However, unlike nursing residences, Medicaid rates are not determined on a cost-based or price-based system, and cost reports are not completed each year for the state, with the exception of the State of Texas.
Competition
     We expect to face increased competition from new market entrants as the demand for assisted living grows. Nursing residences that provide long-term care services are also a potential source of competition for us. Providers of assisted living residences compete for residents primarily on the basis of quality of care, price, reputation, physical appearance of the residences, services offered, family preferences, physician referrals, and location. Some of our competitors operate on a not-for-profit basis or as charitable organizations.
     We compete directly with companies that provide assisted living services to seniors as well as other companies that provide similar long-term care alternatives. In most of our communities, we face one or two competitors that offer assisted living residences that are similar to ours in size, price and range of services offered. In addition, we face competition from other providers in the senior living industry, increasingly from independent living residences and companies that provide adult day care in the home, but also from congregate care residences where residents elect the services to be provided and continuing care retirement centers on campus-like settings.
     The senior living industry, and specifically the independent living and assisted living segments, is large and fragmented. It is characterized by numerous local and regional operators, although there are several national operators similar in size or larger than us. According to figures available from the American Seniors Housing Association and the National Investment Center for the Seniors Housing and Care Industry, the five largest operators of senior living residences, measured by total resident capacity, control only 15% of total capacity. Among national competitors, we face competition from companies such as Brookdale Senior Living Inc., Capital Senior Living Corp., Emeritus Corporation, Five Star Quality Care, Inc., and Sunrise Assisted Living, Inc. The independent and assisted living residence industry can be segregated into different market segments based on the resources of the target population. Some operators, such as Sunrise Assisted Living, Inc., cater to a more affluent market segment and typically offer larger residences with more amenities at higher prices. As a result, these residences tend to be located in more affluent areas outside of our targeted communities. Local, regional and national companies, several of which may have substantially more resources than us, compete with us directly in the middle-market, suburban bedroom communities that we target.
     We believe that many markets, including some of the markets in which we operate, have been overbuilt, in part because regulations and other barriers to entry into the assisted living industry are not substantial. In addition, because the segment of the population that can afford to pay our daily resident fee is limited, the supply of assisted living residences may outpace demand in some markets. The impacts of such overbuilding include:
▪	increased time to reach capacity at assisted living residences;

▪	loss of existing residents to new residences;

▪	pressure to lower or refrain from increasing rates;

▪	competition for workers in tight labor markets, and

▪	lower margins until excess units are absorbed.
     In general, the markets in which we currently operate are capable of supporting only one or two assisted living residences.
     We believe that each local market is different, and our response to the specific competitive environment in any market will vary. However, if a competitor were to attempt to enter one of our communities, we may be required to reduce our rates, provide additional services, or expand our residences to meet perceived additional demand. We may not be able to compete effectively in markets that become overbuilt.
     We believe our major competitive strengths are:

ASSISTED LIVING CONCEPTS, INC.
▪	the size and breadth of our portfolio, as well as the depth of our experience in the senior living industry, which allows us to achieve operating efficiencies that many of our competitors in the highly fragmented senior living industry cannot;

▪	our ownership of 152 assisted living residences, or 73% of the total number of residences we operate, which increases our operating flexibility by allowing us to refurbish residences to meet changing consumer demands, expand residences without having to obtain landlord consent, and divest residences and exit markets at our discretion;

▪	our staffing model of our residences which emphasizes the importance we place on delivering high quality care to our residents, with a particular emphasis on preventative care and wellness, and

▪	targeting communities based on their demographic profile, the average wealth of the population, and the cost of operating in the community. We also have the option to purchase five assisted living residences in 2009 that we currently lease from an unrelated party.
Employees
     As of December 31, 2006, we employed approximately 4,600 people, including approximately 350 registered and licensed practical nurses, 2,500 nursing assistants and 1,700 dietary, housekeeping, maintenance and other staff.
     We have not been subject to union organization efforts at our residences. To our knowledge, we have not been and are not currently subject to any other organizational efforts.
     The national shortage of nurses and other personnel has required us to adjust our wage and benefits packages to compete in the healthcare marketplace. We compete for residence directors and nurses with other healthcare providers and with various industries for healthcare assistants and other lower-wage employees. To the extent practicable, we avoid using temporary staff, as the costs of temporary staff are prohibitive and the quality of care provided is generally lower. We have been subject to additional costs associated with the increasing levels of reference and criminal background checks that we have performed on our hired staff to ensure that they are suitable for the functions they will perform within our residences. Our inability to control labor availability and costs could have a material adverse effect on our future operating results.
Corporate Organization
     Our corporate headquarters is located in Milwaukee, Wisconsin, where we have centralized various functions in support of our assisted living operations, including our human resources, legal, purchasing, internal audit, and accounting and information technology support functions. At our corporate offices, senior management provide overall strategic direction, seek development and acquisition opportunities, and manage the overall assisted living business. The human resources function implements corporate personnel policies and administers wage and benefit programs. We have dedicated clinical, marketing, risk management and environmental support groups for our assisted living operations. Senior departmental staff are responsible for the development and implementation of corporate-wide policies pertaining to resident care, employee hiring, training and retention, marketing initiatives and strategies, risk management, residence maintenance, and project coordination.
     We have offices located in Dallas (TX), Seattle (WA), and Milwaukee (WI) that oversee our South/Central, Western, and Mid-West/Eastern operations, respectively. A small office staff is responsible for overseeing all operational aspects of our residences, through a team of professionals located throughout the area. The area team is responsible for the compliance to standards involving resident care, rehabilitative services, recruitment and personnel matters, state regulatory requirements, marketing and sales activities, transactional accounting support, and participation in state associations.
     Our operations are organized into a number of different direct and indirect wholly-owned subsidiaries primarily for legal purposes. We manage our operations as a single unit. Operating policies and procedures are substantially the same at each subsidiary. Several of our subsidiaries own and operate a significant number of our total portfolio of residences. No single residence generates more than 1.0% of our total revenues.
Legal Proceedings and Insurance
     The provision of services in assisted living residences involves an inherent risk of personal injury liability. Assisted living residences are subject to general and professional liability lawsuits alleging negligence of care and services and related legal theories. Some of these lawsuits may involve substantial claims and can result in significant legal defense costs.

ASSISTED LIVING CONCEPTS, INC.
     We insure against general and professional liability risks in loss-sensitive insurance policies with affiliated and unaffiliated insurance companies with levels of coverage and self-insured retention levels that we believe are adequate based on the nature and risk of the business, historical experience, and industry standards. We are responsible for the costs of claims up to self-insured limits determined by individual policies and subject to aggregate limits.
Available Information
     Our Internet address is www.alcco.com. There we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information found on our website is not part of this or any other report we file with or furnish to the SEC.
ITEM 1A — RISK FACTORS
If any of the risk factors described below develop into actual events, it could have a material adverse effect on our business, financial condition or results of operations. These are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could also adversely affect our business.
Risk Relating to Our Business
We face national, regional and local competition, and, if we are unable to compete successfully, we could lose market share and revenue.
The assisted living business is highly competitive, particularly with respect to private pay residents. We compete locally and regionally with other long-term care providers, including other assisted living residences, independent living providers, and congregate care providers, home healthcare providers, nursing residences, and continuing care retirement centers, including both for-profit and not-for-profit entities. We compete based on price, the types of services provided, quality of care, reputation, and the age and appearance of residences. Because there are relatively few barriers to entry in the assisted living industry, competitors could enter the areas in which we operate with new residences or upgrade existing residences. Such residences could offer residents more appealing residences with more amenities than ours at a lower cost. The availability and quality of competing residences in the areas in which we operate can significantly influence occupancy levels in our assisted living residences. The entrance of any additional competitors or the expansion of existing competing residences could result in our loss of market share and revenue. For example, in 2006, if our occupancy percentage had decreased by one percentage point proportionately across all payer sources, we estimate our revenue would have decreased by approximately $2.3 million.
We may not be able to compete effectively in those markets where overbuilding exists and future overbuilding in markets where we operate could adversely affect our operations.
Overbuilding in the senior living industry in the late 1990s reduced occupancy and revenue rates at assisted living residences. This, combined with unsustainable levels of indebtedness, forced several assisted living residence operators, including ALC, into bankruptcy. The occurrence of another period of overbuilding could adversely affect our future occupancy and resident fee rates.
We may not be able to successfully complete the acquisition of new residences or the expansion of existing residences which could adversely affect our operations.
Our growth strategy includes the acquisition of new residences as well as the expansion of existing residences. We select acquisition and expansion candidates with the expectation that they will add value to ALC. However, there is no assurance that we will be successful in selecting the right residences to acquire or expand, that acquisitions or expansions will be completed without unexpected negative surprises, or that we will be successful in filling new residences. Failure to successfully complete acquisitions or expansions could adversely affect our operations and financial results.
If we fail to cultivate new or maintain existing relationships with resident reference sources in the communities in which we operate, our occupancy percentage, payer mix and resident rates may deteriorate.
Our ability to increase our overall occupancy percentage, payer mix and resident rates, depends on our reputation in the communities we serve and our ability to successfully market to our target population. A large part of our marketing and sales efforts is directed towards cultivating and maintaining relationships with key community organizations who work with seniors, physicians and other

ASSISTED LIVING CONCEPTS, INC.
healthcare providers in the communities we serve, whose referral practices significantly affect the choices seniors make with respect to their long-term care needs. If we are unable to successfully cultivate and maintain strong relationships with these community organizations, physicians and other healthcare providers, our occupancy rates and revenue could decline.
Events which adversely affect the ability of seniors to afford our resident fees could cause occupancy and revenues rates to decline.
Costs to seniors associated with independent and assisted living services are not generally reimbursable under government reimbursement programs such as Medicare and Medicaid. In 2006 approximately 79% of our total revenues were derived from private pay. Economic downturns, changes in demographics, or changes in social security payment levels could limit the ability of seniors to afford our resident fees. In addition, downturns in the housing markets could limit the ability of seniors to afford our resident fees as our customers frequently use the proceeds from the sale of their homes to cover the cost of our fees. Our occupancy rates and revenues could decline if we are unable to retain or attract seniors with sufficient income, assets or other resources required to pay the fees associated with assisted living services.
Events which adversely affect the perceived desirability or safety of our residences to current or potential residents could cause occupancy and revenues to decline.
Our success depends upon maintaining our reputation for providing high value assisted living services. In addition, our residents live in close proximity to one another and may be more susceptible to disease than the general population. Any event that raises questions about the quality of the management of one or more of our residences or that raises issues about the health or safety of our residents could cause occupancy or revenues to decline.
A reduction in the percentage of private pay residents could significantly affect our profitability.
The differential in the Medicaid rate to market rate varies by state and by community; however, on average, for ALC, the differential was approximately $30 per day for the year ended December 31, 2006. Our goal is to minimize the number of our residents who rely on Medicaid, and, as part of our marketing strategy, we will at times maintain a unit’s availability for private pay. Our ability to maintain a unit’s availability for private pay only is, in some cases, restricted by applicable state laws and regulatory requirements. If private pay demand is inadequate at such a residence, our occupancy rate and revenue at that residence would decrease. Furthermore, if changes in law were to require us to have a minimum percentage of Medicaid residents within our residences above our current levels, our revenue and results of operations could be materially and adversely affected.
Changes or reductions in Medicaid rates could reduce our revenues.
We have Medicaid contracts for certain of our residents in 9 of the 17 states in which we operate to pay for the purchase of assisted living residence services. Although we aim to decrease the number of our residents who rely on Medicaid, Medicaid payments comprised approximately $48.2 million, or 21.0%, of our total revenue and Medicaid residents comprised approximately 28.5% of our resident population in 2006. Financial pressures on state budgets will directly impact the level of available Medicaid funding, which could adversely affect our financial condition and results of operations. For example, in 2006, we estimate a hypothetical one percent decrease in our average Medicaid rate would have resulted in a $0.5 million decrease in our revenues.
Termination of our residency agreements could adversely affect our revenues, earnings and occupancy levels.
State regulations governing assisted living residences require a written residency agreement with each resident. These regulations also require that residents have the right to terminate their residency agreements for any reason on reasonable notice. Accordingly, our residency agreements allow residents to terminate their agreements upon 0 to 30 days’ notice. If multiple residents terminate their residency agreements at or around the same time, our revenues and occupancy rates could decrease, which could adversely affect our financial condition and results of operations.
Labor costs comprise a substantial portion of our operating expenses. An increase in wages, as a result of a shortage of qualified personnel or otherwise, could substantially increase our operating costs.
We compete for residence directors and nurses with other healthcare providers and with various industries for healthcare assistants and other employees. A national shortage of nurses and other trained personnel, a shortage of workers in some of the communities we serve, and general inflationary pressures have forced us to enhance our wage and benefits packages in order to compete for qualified personnel. In order to supplement staffing levels, we periodically may be forced to use more costly temporary help from staffing agencies. Because labor costs represent such a substantial portion of our operating expenses, increases in wage rates could have a material adverse effect on our future operating results.

ASSISTED LIVING CONCEPTS, INC.
We operate in an industry that has an inherent risk of personal injury claims. If one or more claims are successfully made against us, our financial condition and results of operations could be materially and adversely affected.
Personal injury claims and lawsuits can result in significant legal defense costs, settlement amounts and awards. In some states, state law may prohibit or limit insurance coverage for the risk of punitive damages arising from professional liability and general liability or litigation. As a result, we may be liable for punitive damage awards in these states that either are not covered or are in excess of our insurance policy limits. We insure against general and professional liability risks with affiliated and unaffiliated insurance companies with levels of coverage and self-insured retention levels that we believe are adequate based on the nature and risk of our business, historical experience and industry standards. We are responsible for the costs of claims up to a self-insured limit determined by individual policies and subject to aggregate limits. We accrue based upon an actuarial projection of future self-insured liabilities, and have an independent actuary review our claims experience and attest to the adequacy of our accrual on an annual basis. Claims in excess of our insurance may, however, be asserted and claims against us may not be covered by our insurance policies. If a lawsuit or claim arises that ultimately results in an uninsured loss or a loss in excess of insured limits, our financial condition and results of operation could be materially and adversely affected. Furthermore, claims against us, regardless of their merit or eventual outcome, could have a negative effect on our reputation and our ability to attract residents could cause us to incur significant defense costs, and our management could be required to devote time to matters unrelated to the day-to-day operation of our business.
We self-insure a portion of our workers’ compensation, health and dental and certain other risks.
We insure against workers’ compensation risks with levels of coverage and self-insured retention levels that we believe are adequate based upon the nature and risk of the business, historical experience and industry standards. In addition, for the majority of our employees, we self-insure our health and dental coverage. Our costs related to our self-insurance are a direct result of claims incurred, some of which are not within our control and, although we employ risk management personnel to maintain safe workplaces and to manage workers’ compensation claims and we use a third-party provider to manage our health claims, any materially adverse claim experience could have an adverse affect on our business.
We operate in a regulated industry. Failure to comply with laws or government regulation could lead to fines and penalties.
The regulatory requirements for assisted living residence licensure and participation in Medicaid generally prescribe standards relating to the provision of services, resident rights, qualification and level of staffing, employee training, administration and supervision of medication needs for the residents, and the physical environment and administration. These requirements could affect our ability to expand into new markets, to expand our services and residences in existing markets and, if any of our presently licensed residences were to operate outside of its licensing authority, may subject us to penalties including closure of the residence. Future regulatory developments as well as mandatory increases in the scope and severity of deficiencies determined by survey or inspection officials could cause our operations to suffer.
Compliance with the Americans with Disabilities Act, Fair Housing Act and fire, safety and other regulations may require us to make unanticipated expenditures which could increase our costs and therefore adversely affect our earnings and financial condition.
Our residences are required to comply with the Americans with Disabilities Act, or ADA. The ADA generally requires that buildings be made accessible to people with disabilities. We must also comply with the Fair Housing Act, which prohibits us from discriminating against individuals on certain bases in any of our practices if it would cause such individuals to face barriers in gaining residency in any of our residences. In addition, we are required to operate our residences in compliance with applicable fire and safety regulations, building codes and other land use regulations and food licensing or certification requirements as they may be adopted by governmental agencies and bodies from time to time. We may be required to make substantial capital expenditures to comply with those requirements.
We face periodic reviews, audits and investigations under our contracts with federal and state government agencies, and these audits could have adverse findings that may negatively impact our business.
As a result of our participation in the Medicaid programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Private pay sources may also reserve the right to conduct audits. An adverse review, audit or investigation could result in refunding amounts we have been paid, fines, penalties and other sanctions, loss of our right to participate in the Medicaid programs or one or more private payer networks, and damage to our reputation. We also are subject to potential lawsuits under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. These lawsuits can involve significant monetary and award bounties to private plaintiffs who successfully bring these suits.

ASSISTED LIVING CONCEPTS, INC.
Failure to comply with laws governing the transmission and privacy of health information could materially and adversely affect our financial condition and results of operations.
We are subject to state laws to protect the confidentiality of our resident’s health information. In addition, we are subject to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, in 70 of our residences in five states where we electronically invoice the state’s Medicaid program. HIPAA requires us to comply with standards relating to the privacy of protected health information, the exchange of health information within our company and with third parties, and the confidentiality and security of protected electronic health information. Our ability to comply with the transaction and security standards of HIPAA is, in part, dependent upon third parties, such as the state that provides us the software to electronically invoice and other fiscal intermediaries and state program payers. If we do not comply with the HIPAA standards or state laws, we could be subject to civil sanctions, which could materially and adversely affect our financial condition and results of operations.
State efforts to regulate the construction or expansion of healthcare providers could impair our ability to expand through construction and redevelopment.
Several states have established certificate of need processes to regulate the expansion of assisted living residences. If additional states implement certificate of need or other similar requirements for assisted living residences, our failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals and possible delays and expenses associated with obtaining such approvals could adversely affect our ability to expand and, accordingly, to increase revenues and earnings.
Competition for the acquisition of strategic assets from buyers with lower costs of capital than us or that have lower return expectations than we do could limit our ability to compete for strategic acquisitions and therefore to grow our business effectively.
Several real estate investment trusts, or REITs, have similar acquisition objectives as we do, as well as greater financial resources and lower costs of capital than we may be able to obtain. This may increase competition for acquisitions that would be suitable to us, making it more difficult for us to compete and successfully implement our growth strategy. There is significant competition among potential acquirers in the senior living industry, including REITs, and we may not be able to successfully implement our growth strategy or complete acquisitions as a result of competition from REITs.
Costs associated with capital improvements could adversely affect our profitability.
Numerous factors, many of which are beyond our control, may influence the ultimate costs and timing of various capital improvements, including: availability of financing on favorable terms; increases in the cost of construction materials and labor; additional land acquisition costs; litigation, accidents or natural disasters affecting construction; national or regional economic changes; environmental or hazardous conditions; and undetected soil or land conditions.
Risk Relating to Our Indebtedness and Lease Arrangements
Our credit facilities and existing mortgage loans contain covenants that restrict our operations. Any default under such facilities or loans could result in the acceleration of indebtedness or cross-defaults, any of which would negatively impact our liquidity and inhibit our ability to grow our business and increase revenues.
Our credit facilities contain financial covenants and cross-default provisions that may inhibit our ability to grow our business and increase revenues. In some cases, indebtedness is secured by both a mortgage on a residence (or residences) and a guaranty by us. In the event of a default under one of these scenarios, the lender could avoid judicial procedures required to foreclose on real property by declaring all amounts outstanding under the guaranty immediately due and payable, and requiring us to fulfill our obligations to make such payments. The realization of any of these scenarios could have an adverse effect on our financial condition and capital structure. Further, because our mortgages and leases generally contain cross-default and cross-collateralization provisions, a default by us related to one residence could affect a significant number of residences and their corresponding financing arrangements and leases.
If we do not comply with the requirements prescribed within our leases or debt agreements pertaining to Revenue Bonds, we would be subject to financial penalties.
In connection with the construction or lease of some of our residences, we or our landlord issued federal income tax exempt revenue bonds guaranteed by the states in which they were issued. Under the terms of the debt agreements relating to these bonds, we are required, among other things, to lease at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. Non-compliance with these restrictions may result in an event of default and cause fines

ASSISTED LIVING CONCEPTS, INC.
and other financial costs to us. For revenue bonds issued pursuant to our lease agreements, an event of default would result in a default of the terms of the lease and could adversely affect our financial condition and results of operations.
If we do not comply with terms of the leases related to certain of our assisted living residences, or if we fail to maintain the residences, we could be faced with financial penalties and/or the termination of the lease related to the residence.
Certain of our leases require us to maintain a standard of property appearance and maintenance, operating performance and insurance requirements and require us to provide the landlord with our financial records and grant the landlord the right to inspect the residences. Failure to meet the conditions of any particular lease could result in a default under such lease, which could lead to the loss of the right to operate on the premises, and financial and other costs.
Our indebtedness and long-term leases could adversely affect our liquidity and our ability to operate our business and our ability to execute our growth strategy.
Our level of indebtedness and our long-term leases could adversely affect our future operations or impact our stockholders for several reasons, including, without limitation: we may have little or no cash flow apart from cash flow that is dedicated to the payment of any interest, principal or amortization required with respect to outstanding indebtedness and lease payments with respect to our long-term leases; increases in our outstanding indebtedness, leverage and long-term leases will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; and increases in our outstanding indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes.
Our ability to make payments of principal and interest on our indebtedness and to make lease payments on our leases depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt or to make lease payments on our leases, we may be required, among other things, to seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets, reduce or delay planned capital expenditures, or delay or abandon desirable acquisitions. Such measures might not be sufficient to enable us to service our debt or to make lease payments on our leases. The failure to make required payments on our debt or leases or the delay or abandonment of our planned growth strategy could result in an adverse effect on our future ability to generate revenues and sustain profitability. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms to us.
Increases in market interest rates could significantly increase the costs of our unhedged debt and lease obligations, which could adversely affect our liquidity and earnings.
Borrowings under our Revolving Credit Facility are subject to variable interest rates. In addition, some of our residences are leased under leases whose rental rates increase as market interest rates increase. Increases in prevailing interest rates could increase our payment obligations which would negatively impact our liquidity and earnings.
Risks Relating to Our Class A Common Stock and Our Continuing Relationships with Scotia Investments Limited and Extendicare
Our corporate governance documents may delay or prevent an acquisition of us that stockholders may consider favorable.
Our articles of incorporation and bylaws include a number of provisions that may deter hostile takeovers or changes of control. These provisions include: (i) the authority of our board of directors to issue shares of preferred stock and to determine the price, rights, preferences, and privileges of these shares, without stockholder approval; (ii) all stockholder actions must be effected at a duly called meeting of stockholders or by the unanimous written consent of stockholders, unless such action or proposal is first approved by our board of directors; (iii) special meetings of the stockholders may be called only by our board of directors; (iv) stockholders are required to give advance notice of business to be proposed at a meeting of stockholders; and (v) cumulative voting is not allowed in the election of our directors.
We have only operated as a separate publicly-traded company for a short period of time and our historical financial information may not be a reliable indicator of future results.
Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of independent business operations. Furthermore, our assets and liabilities prior to our separation from Extendicare were different from the assets and liabilities that are reflected in our historical financial statements. Therefore, the historical financial information

ASSISTED LIVING CONCEPTS, INC.
included in this report for periods prior to our separation from Extendicare does not reflect the financial condition, results of operations or cash flows we would have achieved as a separate publicly-traded company during the periods and may not be an indication of how we will perform in the future.
We could be liable for taxes imposed on Extendicare with respect to the distribution of our common stock.
Extendicare is subject to U.S. Federal income tax on the distribution of our common stock. Under U.S. Federal income tax law, ALC and Extendicare are jointly and severally liable for any taxes imposed on Extendicare for the periods during which we were a member of its consolidated group, including any taxes imposed with respect to the distribution of our common stock. Under our tax allocation agreement with Extendicare, Extendicare has agreed to indemnify us if we are held liable for any taxes imposed in connection with the distribution of common stock. However, Extendicare may not have sufficient assets to satisfy any such liability, and we may not successfully recover from Extendicare any amounts for which we are held liable. Our liability for any taxes imposed on Extendicare could have a material adverse effect on our results of operations and financial condition.
Scotia Investments Limited has the ability to control the direction of our business. The concentrated ownership of our Class B common stock makes it difficult for holders of our Class A common stock to influence significant corporate decisions.
Scotia Investments Limited, which is owned directly or indirectly by members of the Jodrey family, owns approximately 78.5% of the outstanding shares of our Class B common stock which represents approximately 48.5% of the total voting power of our common stock. Accordingly, Scotia Investments Limited generally has the ability to influence or control matters requiring stockholder approval, including the nomination and election of directors and the determination of the outcome of corporate transactions such as mergers, acquisitions and asset sales. Our chairman, Mr. Hennigar, is a member of the Jodrey family. Mr. Hennigar disclaims beneficial ownership of the shares held by Scotia Investments Limited. In addition, the disproportionate voting rights of our Class B common stock may make us a less attractive takeover target.
Conflicts of interest may arise between us and Extendicare that could be resolved in a manner unfavorable to us.
As part of the separation, ALC and Extendicare entered into a number of transition and service agreements, including agreements dealing with tax allocation, payroll and benefits services, and technology services. We also entered into a separation agreement with Extendicare which covers matters such as the allocation of responsibility for certain pre-existing liabilities. While the agreements other than the separation agreement are generally terminable at ALC’s option upon ninety (90) days’ notice, questions relating to conflicts of interest may arise between us and Extendicare Real Estate Investment Trust (REIT) relating to our past and ongoing relationships. Our Vice Chair and director, Mr. Rhinelander, also serves as Vice Chair and a trustee of Extendicare REIT. Decisions with the potential to create, or appear to create, conflicts of interest could relate to: (i) the nature, quality and cost of transitional services rendered to us by Extendicare; (ii) competition for potential acquisition or other business opportunities; or (iii) employee retention or recruiting.
If Extendicare REIT engages in the same type of business we conduct or takes advantage of business opportunities that might be attractive to us, our ability to successfully operate and expand our business may be hampered.
Extendicare REIT is not prohibited from entering the assisted living business in the United States and could use the knowledge that it gained through its ownership of us to its advantage, which could negatively affect our ability to compete.
ITEM 1B — UNRESOLVED STAFF COMMENTS
     None.

ASSISTED LIVING CONCEPTS, INC.
ITEM 2 — PROPERTIES
     As of December 31, 2006, we operated 207 residences across 17 states, with the capacity to serve 8,302 residents. Of the residences we operated at December 31, 2006, we owned 152 and leased 55 pursuant to operating and capital leases.
     Our assisted living operations are outlined in the following table:

						Total Residences
	Owned			Leased from Others		Under Operation
			Resident		Resident		Resident
	Number	Encumbered(1)	Capacity	Number	Capacity	Number	Capacity
Texas	27	25	1,077	14	563	41	1,640
Indiana	21	8	852	2	78	23	930
Ohio	15	12	541	5	191	20	732
Washington	13	5	588	8	308	21	896
Wisconsin	12	10	633	—	—	12	633
Oregon	11	15	382	8	276	19	658
Pennsylvania	10	10	376	1	39	11	415
Arizona	7	7	324	2	76	9	400
South Carolina	6	4	234	3	117	9	351
Idaho	5	5	196	4	148	9	344
Nebraska	5	2	168	4	156	9	324
New Jersey	5	5	195	3	117	8	312
Iowa	5	1	189	1	35	6	224
Louisiana	4	3	173	—	—	4	173
Michigan	4	1	157	—	—	4	157
Minnesota	1	1	58	—	—	1	58
Kentucky	1	1	55	—	—	1	55

Total	152	115	6,198	55	2,104	207	8,302

(1)	Certain of our properties are pledged as collateral under certain of our debt obligations. See Note 11 to our consolidated financial statements.
Corporate Offices
     Our 15,000 square foot corporate headquarters in Milwaukee, Wisconsin, and our regional offices in Dallas, Texas and Seattle, Washington are leased. We purchased a new corporate headquarters in Menomonee Falls, Wisconsin, in July 2006. We plan to relocate there in July of 2007.
ITEM 3 — LEGAL PROCEEDINGS
     We are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to premises and professional liability matters. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect the results of operations on a quarter-to-quarter basis, we believe that the outcome of such legal and other matters will not have a materially adverse effect on our consolidated financial position, results of operations, or liquidity.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On October 31, 2006, Extendicare Health Services, Inc., then ALC’s sole stockholder adopted resolutions approving matters relating to the distribution to Extendicare’s subordinate and multiple voting shareholders of all of the issued and outstanding Class A and Class

ASSISTED LIVING CONCEPTS, INC.
B Common Stock of ALC to separate ALC from Extendicare. The distribution resulted in ALC becoming an independent, publicly-owned company.
Executive Officers of the Registrant
     Listed below are the executive officers of ALC, together with their ages, positions and business experience for the past five years. All executive officers hold office at the pleasure of the Board of Directors.

Name	Age	Position
Laurie A. Bebo	36	President and Chief Executive Officer
John Buono	43	Senior Vice President, Chief Financial Officer and Treasurer
Eric B. Fonstad	59	Senior Vice President, General Counsel, and Corporate Secretary
Walter A. Levonowich	50	Vice President and Controller
     Laurie A. Bebo. Prior to the Separation, Ms. Bebo was President, Chief Operating Officer and a director of ALC. From January 2005 to November 2005, Ms. Bebo was Chief Operating Officer of ALC. In November 2005, she was given the additional title of President of ALC. Prior to January 2005, Ms. Bebo was employed by Extendicare Inc. and was responsible for Extendicare’s assisted and independent living operations.
     John Buono. From 2005 until joining ALC in October 2006, Mr. Buono was a consultant at Wind Lake Solutions, Inc., an engineering consulting firm. From 2003 to 2005, Mr. Buono was the Chief Financial Officer and Secretary of Total Logistics, Inc., a provider of logistics services and manufacturer of refrigerator casements, and from 1988 until 2001 Mr. Buono was the Corporate Director — Accounting and Assistant Treasurer of Sybron International, Inc., a manufacturer of products for the laboratory and dental industries.
     Eric B. Fonstad. Prior to joining ALC in October 2006, Mr. Fonstad was legal counsel at Experimental Aircraft Association, a large non-profit organization of aviation enthusiasts. From 2000 to 2005, Mr. Fonstad was Secretary and Associate General Counsel of Joy Global Inc., a publicly-owned mining equipment manufacturing and service company.
     Walter A. Levonowich. From January 2005 until November 2006, Mr. Levonowich was Vice President and Controller of Extendicare Inc. Prior to that, Mr. Levonowich held a number of positions in various financial capacities for Extendicare and its subsidiaries, including Vice President of Reimbursement Services and Vice President of Accounting.

ASSISTED LIVING CONCEPTS, INC.
PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our Class A Common Stock began trading on the New York Stock Exchange, or the NYSE, under the symbol “ALC” on November 10, 2006. The following table shows the high and low sales prices of our Class A Common Stock as reported by the NYSE since it began trading on November 10, 2006.

	High	Low
2007:
First quarter (through March 26, 2007)	$11.98	$9.70
2006:
From November 10, 2006 through December 31, 2006	$9.89	$7.45
     The closing sale price of our Class A Common Stock as reported on the New York Stock Exchange on March 26, 2007 was $11.72 per share. As of that date there were 133 holders of record. On November 10, 2006, we issued 57,543,165 shares of Class A Common Stock, $0.01 par value, and 11,778,433 shares of Class B Common Stock, $0.01 par value in connection with the Separation.
     Through December 31, 2006, 1,822,096 shares of our Class B Common Stock were converted into 1,958,753 shares of our Class A Common Stock. At December 31, 2006 we had 59,501,918 shares of Class A Common Stock and 9,956,337 shares of Class B Common Stock outstanding. As a result of additional conversions since December 31, 2006, there are 59,932,427 shares of Class A Common Stock and 9,564,922 shares of Class B Common Stock outstanding as of March 21, 2007.
     Our Class B Common Stock is neither listed nor publicly traded. On March 26, 2007, there were 108 holders of record of our Class B Common Stock.
     The relative rights of the Class A Common Stock and the Class B Common Stock are substantially identical in all respects, except for voting rights, conversion rights and transferability. Each share of Class A Common Stock entitles the holder to one vote and each share of Class B Common Stock entitles the holder to 10 votes with respect to each matter presented to our stockholders on which the holders of common stock are entitled to vote.
     Each share of Class B Common Stock is convertible at any time and from time to time at the option of the holder thereof into 1.075 shares of Class A Common Stock. In addition, any shares of Class B Common Stock transferred to a person other than a permitted holder (as described in our amended and restated articles of incorporation) of Class B Common Stock will automatically convert into shares of Class A Common Stock on a 1:1.075 basis upon any such transfer. Shares of Class A Common Stock are not convertible into shares of Class B Common Stock.
Cumulative Total Returns
     The following Performance Graph shows the changes for the period beginning November 10, 2006 and ended December 31, 2006 in the value of $100 invested in: (1) ALC’s Class A Common Stock; (2) the Standard & Poor’s Broad Market Index (the “S&P 500”); and (3) the common stock of the peer group (as defined below) of companies, whose returns represent the arithmetic average for such companies. The values shown for each investment are based on share price appreciation and assume the immediate reinvestment of any cash dividends. The change in ALC’s performance results from the price of ALC’s Class A Common Stock increasing from $7.95 per share at the Separation Date to $9.89 per share at December 29, 2006.

ASSISTED LIVING CONCEPTS, INC.
COMPARISON OF CUMULATIVE TOTAL RETURN SINCE NOVEMBER 10, 2006
AMONG ASSISTED LIVING CONCEPTS, INC.,
THE S&P 500 INDEX AND THE PEER GROUP
     The preceding graph assumes $100 invested at the beginning of the measurement period in our Class A Common Stock, the S&P 500 and the peer group, with reinvestment of dividends, and was plotted using the following data:

	Cumulative Total Return
	Week of	Week of	Week of	Week of	Week of	Week of	Week of	Week of
	11/10/06	11/17/06	11/24/06	12/01/06	12/08/06	12/15/06	12/22/06	12/29/06
Assisted Living Concepts, Inc.	100.00	96.23	101.76	113.84	115.72	119.50	119.87	124.40
S&P 500	100.00	101.47	101.45	101.15	102.10	103.35	102.16	102.71
Peer Group	100.00	105.30	101.69	99.91	101.22	101.89	102.89	105.45
     After reviewing publicly filed documents of various companies, ALC has decided that a peer group consisting of Brookdale Senior Living, Inc., Capital Senior Living Corporation, Emeritus Corporation, Five Star Quality Care, Inc., and Sunrise Assisted Living, Inc. most closely matches ALC in terms of market capitalization and market niche.
Dividends
     We presently do not intend to pay dividends. Payment of future cash dividends, if any, will be at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion, and contractual restrictions with respect to the payment of dividends.
     There were no shares of Class A Common Stock or Class B Common Stock repurchased in the fourth quarter of 2006.

ASSISTED LIVING CONCEPTS, INC.
ITEM 6 — SELECTED FINANCIAL DATA
     The following selected financial data as of and for each of the five years in the period ended December 31, 2006 have been derived from our audited consolidated financial statements. The selected financial data do not purport to indicate results of operations as of any future date or for any future period. The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes included elsewhere in this report.
     ALC and its subsidiaries operate 207 assisted living residences in 17 states in the United States totaling 8,302 units. ALC’s residences typically range from 35 to 60 units and offer residents a supportive, home-like setting and assistance with the activities of daily living.
     ALC became an independent, publicly traded company listed on the New York Stock Exchange on the Separation Date when shares of ALC Class A and Class B Common Stock were distributed to Extendicare stockholders.
     The consolidated financial statements of ALC represent, prior to the Separation Date, the consolidated financial position and results of operations of the assisted living operations of Extendicare in the United States. After the Separation Date, the consolidated financial statements represent 178 assisted living residences operated by ALC and 29 residences purchased from EHSI, a subsidiary of Extendicare, shortly before the Separation.
     Effective upon the Separation, the ownership structure of the entities changed and as such became consolidated. All references to ALC financial statements, both pre- and post-Separation Date, herein are referred to as “consolidated” as opposed to “combined.”
     For periods prior to the Separation Date the historical consolidated financial and other data in this report have been prepared to include all of Extendicare’s assisted living business in the United States, consisting of:
▪	the assisted living residences operated by EHSI through the Separation Date, which ranged from 29 to 36 residences between January 1, 2003 and the date of the Acquisition and consisted of 32 residences operated by EHSI at December 31, 2005;

▪	177 assisted living residences operated by ALC since the time of the Acquisition;

▪	three assisted living residences that were constructed and owned by EHSI (two of which were operated by ALC) during 2005;

▪	the Escanaba residence since its acquisition on November 1, 2006, and

▪	Pearson since its formation on June 19, 2006.
     Prior to the Separation, operations were terminated at four of the EHSI residences and are presented as discontinued operations. At the Separation Date, the historical financial statements included 209 residences (two of which remained with EHSI).
     After the Separation Date, historical consolidated financial and other data include 178 assisted living residences operated by ALC (including Escanaba), 29 residences purchased from EHSI for a total of 207 residences, and Pearson.
     The historical consolidated financial and other operating data prior to the Separation Date do not contain data related to certain assets and operations that were transferred to ALC, such as share investments in Omnicare, Inc., Bam Investments Corporation, and MedX Health Corporation, or cash and other investments in Pearson, and do include certain assets and operations that were not transferred to ALC in connection with the Separation, such as certain EHSI properties that did not fit the targeted portfolio profile or were not readily separable from EHSI’s operations. The differences between the historical consolidated financial data and financial data for the assets and the operations transferred in the Separation are immaterial in 2005 and 2006. Results of operations prior to 2005 are not directly comparable to later results of operations because the earlier results do not contain the 177 ALC properties associated with the Acquisition.
     The consolidated financial statements of ALC have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s most significant estimates include measurement of acquired assets and liabilities in business combinations, valuation of assets and determination of asset impairment, self-insured liabilities for general and professional liability, workers’ compensation and health and dental claims, valuation of conditional asset retirement obligations, and valuation of deferred tax assets. Actual results could differ from those estimates.

ASSISTED LIVING CONCEPTS, INC.
     Certain reclassifications have been made to the 2005 consolidated financial statements to conform to the presentation for 2006. These reclassifications include the reporting of discontinued operations based upon actions implemented in 2006.
     The financial information presented below may not reflect what our results of operations, financial position and cash flows would have been had we operated as a separate, stand-alone entity during the periods presented or what our results of operations, financial position and cash flows will be in the future.

	Year Ended December 31,
	2006	2005	2004	2003	2002
Income Statement Data:
Revenues	$231,148	$204,949	$33,076	$31,177	$28,596
Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	153,347	138,126	23,837	22,163	21,400
General and administrative	10,857	6,789	506	503	503
Residence lease expense	14,291	12,852	66	73	76
Depreciation and amortization	16,699	14,750	3,281	3,032	2,995
Transaction costs	4,415	—	—	—	—
Impairment of long-lived assets	3,080	—	—	—	—

Income from operations	28,459	32,432	5,386	5,406	3,622
Interest expense, net	(9,197)	(11,603)	(1,738)	(2,698)	(2,514)
Loss on early retirement of debt	—	—	(647)	—	—

Income from continuing operations before income taxes	19,262	20,829	3,001	2,708	1,108
Income tax expense	(8,727)	(8,119)	(1,138)	(1,013)	(412)

Net income from continuing operations	10,535	12,710	1,863	1,695	696
Net loss from discontinued operations	(1,526)	(368)	(228)	(628)	(266)

Net income	$9,009	$12,342	$1,635	$1,067	$430

Per share data:
Basic earnings per common share:
Income from continuing operations	$0.15	$0.18	$0.02	$0.02	$0.01
Loss from discontinued operations	(0.02)	—	—	(0.01)	—

Net Income	$0.13	$0.18	$0.02	$0.01	$0.01

Diluted earnings per common share:
Income from continuing operations	$0.15	$0.18	$0.02	$0.02	$0.01
Loss from discontinued operations	(0.02)	—	—	(0.01)	—

Net income	$0.13	$0.18	$0.02	$0.01	$0.01

	Year Ended December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data (at end of period):
Cash and cash equivalents	$19,951	$6,439	$119	$225	$863
Property and equipment	374,612	378,362	73,390	66,070	66,027
Total assets	447,340	420,697	84,622	77,574	78,127
Total debt	90,636	131,526	—	—	—
Parent’s investment	—	203,443	79,372	71,392	67,230
Stockholders’ equity	316,838	—	—	—	—

ASSISTED LIVING CONCEPTS, INC.
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Forward-looking statements are subject to risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those described in Item 1A “Risk Factors,” in Part I of this report and in “Forward-Looking Statements and Cautionary Factors” in Item 9B “Other Information” in Part II of this report.
     The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements in Item 8, “Financial Statements and Supplemental Data,” in Part II of this report.
Executive Overview
     Assisted Living Concepts, Inc. (“ALC”) was formed as a Nevada corporation in 1994. In October 2001, ALC voluntarily filed for reorganization under the bankruptcy laws as a result of its inability to make payments on its indebtedness. In January 2002, it emerged from bankruptcy pursuant to a pre-negotiated plan of reorganization. ALC operated as an independent company until January 31, 2005 when it was acquired by Extendicare Health Services, Inc. (“EHSI”) (the “Acquisition”), a wholly-owned subsidiary of Extendicare Inc. (“Extendicare”). At that time ALC was headquartered in Dallas, Texas and operated 177 assisted living residences in 14 states with a total of 6,838 units.
     Following the Acquisition, Extendicare consolidated its assisted living operations with ALC’s and moved ALC’s headquarters to Milwaukee, Wisconsin, installed a new management team, and reorganized ALC’s internal reporting structure and operations to include previously owned EHSI assisted living residences. Between January 31, 2005 and November 10, 2006, ALC operated its 177 residences and between 29 and 35 residences owned by EHSI.
     On November 10, 2006 (“the Separation Date”), ALC became an independent, publicly traded company listed on the New York Stock Exchange when it separated (the “Separation”) from Extendicare. Shortly before the Separation, ALC purchased 29 assisted living residences from EHSI consisting of 1,412 units and acquired an assisted living residence in Escanaba, Michigan consisting of 40 units. Together with ALC’s original 6,838 units and after certain other adjustments, ALC operated a total of 8,302 units at December 31, 2006.
     We are one of the five largest publicly traded operators of assisted living residences in the United States, based on total capacity. At December 31, 2006, we operated 207 assisted living residences with 8,302 units in 17 states. We own 152 of our residences, and the remainder are under long-term leases, giving us significant operational flexibility with respect to our properties. For the year ended December 31, 2006, the average occupancy rate for all of our residences was 85.0% (for mature facilities – 86.0%), the average consolidated daily rate for rent and services was $87.06 per unit and the percentage of our revenue generated from direct payments from residents or their responsible parties (“private pay”) was 79.0%. For the year ended December 31, 2005, the average occupancy rates for all of our assisted living residences was 87.3% (for mature facilities – 88.2%), the average consolidated daily rate for rent and services was $81.37 per unit, and the percentage of our revenue generated from private pay sources was 78.2%.
     Prior to the Acquisition, private pay rates at many of the 177 ALC residences were well below market rates. We worked during 2005 to reduce or eliminate private pay discounts and adjust existing private pay rates closer to market pricing. This initiative continued in 2006 for rate discounts which were not entirely eliminated in 2005. As a result of this initiative, for the years ended December 31, 2006 and 2005, we were able to achieve 7.7% and 8.1% increases in private pay rates, respectively, at the 177 ALC residences. As discounts were eliminated, some residents were no longer able to afford our accommodations and services and subsequently moved out. In addition to eliminating private pay discounts, in 2005 we identified residents whose care needs were outside the general scope of our care programs and worked to find them more appropriate placement. These initiatives had a negative impact to census but enabled us to move in more appropriate, lower acuity residents at higher margins. These initiatives are referred to herein as the “Acquisition Initiatives.”
     At the time of the Acquisition, ALC had a relatively large Medicaid population. At December 31, 2005, approximately 32.9% of residents at the 177 ALC properties were paying through Medicaid and, overall when consolidated with the EHSI properties, 29.8% were paying through Medicaid. Because private pay rates generally exceed those offered through Medicaid programs by 25% to 35%, we intend to continue to reduce the number of units occupied by residents paying through the various state Medicaid programs. For the year ended December 31, 2006, on average, 28.5% of our population was paying through Medicaid. To the extent we are not able to immediately fill vacancies with private pay residents, reducing the Medicaid population may result in short-term reductions to our overall occupancy, but is a necessary part of our long-term strategy to improve the overall revenue base.

ASSISTED LIVING CONCEPTS, INC.
     In addition to our core business, ALC holds share investments in Omnicare, Inc. a publicly traded corporation in the United States, BAM Investments Corporation, a Canadian publicly traded company, and MedX Health Corporation, a Canadian corporation, and cash or other investments in Pearson Indemnity Company Ltd. (“Pearson”), our wholly owned Bermuda based captive insurance company formed primarily to provide self insured general liability coverage.
     We plan to grow our revenue and operating income by:
▪	increasing the overall size of our portfolio through additions to existing residences and acquisitions;

▪	increasing our occupancy rate and the percentage of revenue derived from private pay sources; and

▪	applying operating efficiencies achievable from owning a large number of assisted living residences.
     Increasing the overall size of our portfolio through both building additional capacity to existing residences and acquisitions
     On February 27, 2007, we announced plans to add 20 units to 20 of our existing owned buildings for a total of 400 units (the “2007 Expansion”). The 2007 Expansion will begin on or around March 31, 2007 and is expected to take approximately 12 months to complete construction and an additional 12 months to stabilize occupancy at the expanded residences. We expect our cost to be approximately $125,000 per additional unit or $50 million in total. This unit cost includes the addition of common areas such as media rooms, family gathering areas and hallways. Our process of selecting buildings for the 2007 Expansion consisted of identifying what we believe to be our best performing buildings as determined by factors such as current occupancy, strength of the local management team, private pay mix of the current population, and demographic trends for the area. In addition, we plan to grow our portfolio by making selective acquisitions in markets with favorable private pay demographics. In November of 2006 we added an additional residence by acquiring a fully tenanted private pay 40 unit property in Escanaba, Michigan at a cost of approximately $4.6 million.
     Increasing our occupancy rate and the percentage of revenue derived from private pay sources
     Our strategy is to increase the number of residents in our residences that are private pay, both by filling existing vacancies at our residences with private pay residents and by gradually decreasing the number of units in our residences that are available for residents that rely on Medicaid.
     We plan to increase demand for our services among private pay residents through a focused sales and marketing effort intended to establish ALC as the provider of choice for residents who value wellness and quality of care. Because of the size of our operations and the depth of our experience in the senior living industry, we believe we will be able to effectively identify and maximize cost efficiencies and expand our portfolio by investing in attractive assets in our target communities. Additional regional, divisional and corporate costs associated with our growth are anticipated to be proportionate to current operating levels.
     We plan to improve our payer mix by reducing our Medicaid population. Specifically, in the first quarter of 2007 we exited Medicaid contracts at sixteen of our residences, and reached an agreement with the state of Oregon to gradually reduce the number of units available to Medicaid residents through attrition. We plan to focus on moving private pay residents into our residences, but in certain states we are required to allow residents who were formally private pay to remain in the residence if they later qualify for Medicaid. To the extent we cannot immediately fill vacancies with private pay residents, reducing the Medicaid population may result in short-term reductions to our overall occupancy, but is a necessary part of our long-term strategy to improve the overall revenue base. Private pay rates generally exceed those offered through state Medicaid programs by 25% to 35%.
     Applying operating efficiencies achievable from owning a large number of assisted living residences
     The senior living industry, and specifically the independent living and assisted living segments, are large and fragmented and characterized by many small and regional operators. According to figures available from the American Seniors Housing Association and the National Investment Center for the Seniors Housing and Care Industry, the top five operators of senior living residences measured by total resident capacity service only 14% of total capacity. We plan to leverage the efficiencies of scale we have achieved through the consolidated purchasing power of our residences to lower costs at residences we may acquire.
     The remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:
▪	Basis of Presentation of Historical Consolidated Financial Statements. This section provides an overview of our historical assisted living operations and the basis of presentation for our historical consolidated financial statements.

▪	Business Overview. This section provides a general financial description of our business. More specifically, this section describes the sources and composition of our revenues and operating expenses. In addition, this

ASSISTED LIVING CONCEPTS, INC.
section outlines the key performance indicators that we use to monitor and manage our business and to anticipate future trends.

▪	Consolidated Results of Operations. This section provides an analysis of our results of operations for the year ended December 31, 2006 compared to the year ended December 31, 2005 and for the year ended December 31, 2005 compared to the year ended December 31, 2004.

▪	Liquidity and Capital Resources. This section provides a discussion of our liquidity and capital resources as of December 31, 2006, and our expected future cash needs.

▪	Critical Accounting Policies. This section discusses accounting policies which we consider to be critical to obtain an understanding of our consolidated financial statements because their application on the part of management requires significant judgment and reliance on estimations of matters that are inherently uncertain.
Basis of Presentation of Historical Consolidated Financial Statements
     Effective upon the Separation, the ownership structure of the entities changed and as such became consolidated. All references to ALC financial statements, both pre- and post-Separation Date, herein are referred to as “consolidated” as opposed to “combined.”
     For periods prior to the Separation Dates the historical consolidated financial and other data in this report have been prepared to include all of Extendicare’s assisted living business in the United States, consisting of:
▪	the assisted living residences operated by EHSI through the Separation Date, which ranged from 29 to 36 residences between January 1, 2003 and the date of the Acquisition and consisted of 32 residences operated by EHSI at December 31, 2005;

▪	177 assisted living residences operated by ALC since the time of the Acquisition;

▪	three assisted living residences that were constructed and owned by EHSI (two of which were operated by ALC) during 2005;

▪	the Escanaba residence since its acquisition on November 1, 2006; and

▪	Pearson since its formation on June 19, 2006.
     Prior to the Separation, operations were terminated at four of the EHSI residences and are presented as discontinued operations. At the Separation Date, the historical financial statements included 209 residences (two of which remained with EHSI).
     After the Separation Date, historical consolidated financial and other data include 178 assisted living residences operated by ALC (including Escanaba), 29 residences purchased from EHSI for a total of 207 residences, and Pearson.
     The historical consolidated financial and other operating data prior to the Separation Date do not contain data related to certain assets and operations that were transferred to ALC such as share investments in Omnicare, BAM, and MedX, or cash and other investments in Pearson, and do include certain assets and operations that were not transferred to ALC in connection with the Separation such as certain EHSI properties as they did not fit the targeted portfolio profile or were not readily separable from EHSI’s operations. The differences between the historical consolidated financial data and financial data for the assets and the operations transferred in the Separation are immaterial in 2005 and 2006. Results of operations prior to 2005 are not directly comparable to later results of operations because the earlier results do not contain the 177 ALC properties associated with the Acquisition.
     Below is a description of the significant events that have occurred to our assisted living business since January 2005 and how these events affected the basis of presentation:
▪	On January 31, 2005, EHSI acquired all of the outstanding capital stock of ALC, which had a portfolio of 177 assisted living residences (6,838 units) in 14 states at the time, 122 of which were owned and 55 of which were leased.

▪	During 2005, EHSI completed construction projects that resulted in increased capacity at five assisted living residences (96 units), opened a newly constructed assisted living residence in Wisconsin (60 units), and closed one assisted living residence in Washington (12 units). In addition, EHSI completed construction on two new assisted living residences (90 units) in Ohio and Indiana that were opened and operated by ALC. As a result, as of December 31, 2005, EHSI operated 32 residences and ALC operated 179 residences, two of which were owned by EHSI, for a consolidated operation of 211 residences (8,673 units) in 17 states.

▪	Between January 1, 2006 and the Separation Date, EHSI closed an assisted living residence (60 units) in Texas and disposed of the property. It also closed an assisted living residence in Oregon (45 units) and discontinued operations at an assisted living residence (63 units) in Washington for which the underlying lease had expired. EHSI also completed construction projects that increased capacity (37 units) at two assisted living residences. On November 1, 2006, ALC completed the acquisition of an assisted living residence (40 units) in Escanaba,

ASSISTED LIVING CONCEPTS, INC.
Michigan. As a result, as of the Separation Date, EHSI operated 29 residences and ALC operated 180 residences, two of which were owned by EHSI, for a consolidated operation of 209 residences (8,530 units) in 17 states.

▪	On the Separation Date Extendicare transferred 29 of 31 properties previously owned by EHSI to ALC. As of the Separation Date, ALC operated a total of 207 residences (8,302 units) in 17 states.
     Since the Acquisition, through both internal and externally recruited personnel, ALC established a new management team to oversee clinical, marketing, risk management and corporate operational functions of the consolidated operation, and ALC purchased from EHSI services for accounting, human resources and information technology. For periods subsequent to March 31, 2005 through the Separation, charges related to the consolidated EHSI and ALC operations for accounting, human resources, information technology and certain other administrative services have been allocated based upon estimated incremental cost to support the consolidated operations. Stock options to acquire Extendicare shares granted to ALC senior management have been charged to general and administrative expenses, based upon the number of options granted and the share price for the periods reflected. Prior to the Separation Date, interest charges have been allocated based upon:
▪	any ALC specific facility-based debt instruments in place with the applicable interest charges;

▪	interest incurred by EHSI on the replacement of ALC debt prior to the Acquisition;

▪	for the residences owned by EHSI, based upon the assisted living residences’ historic cost and average borrowing rates of EHSI for those periods; or

▪	for the debt incurred under EHSI’s line of credit in connection with the Acquisition, the interest incurred on the average balance of the line of credit and EHSI’s average interest rate on the line of credit.
     After the Separation Date, interest has been based upon actual debt retained by ALC.
     In addition, all assets and liabilities associated with the assisted living operations of Extendicare since January 31, 2005 have been reflected in the historical audited consolidated financial statements.
     For purposes of the audited consolidated financial statements, residences that were sold or closed have been reported as discontinued operations.
Business Overview
Revenues
     We generate revenue from private pay and Medicaid sources. For the years ended December 31, 2006 and 2005, approximately 79.0% and 78.2%, respectively, of our revenue was generated from private pay sources. Residents are charged a fee that is based on the type of accommodation they occupy and a services fee that is based upon their assessed level of care. The accommodation fee is based on prevailing market rates of similar assisted living accommodations. The assessed level of care service fee is based upon a periodic assessment, which includes input of the resident, their physician and family, and establishes the additional hours of care and service provided to the resident. We offer various levels of care for assisted living residents who require less or more frequent and intensive care or supervision. For the years ended December 31, 2006 and 2005, approximately 82% and 80%, respectively of our private pay revenue was derived from the accommodation fee. For the years ended December 31, 2006 and 2005, approximately 18% and 20%, respectively, was derived from the level of care services fee. Both the accommodation and level of care service fee are charged on a rate per day basis, pursuant to residency agreements entered on a month to month term.
     Medicaid rates are generally lower than rates earned from private pay. Therefore, we consider our private pay mix an important performance measurement indicator.
     Although we intend to reduce the number of our units that are available to Medicaid residents, we currently provide assisted living services in 9 of our 17 states to Medicaid funded residents in our assisted living residences. The Medicaid program in each state determines the revenue rate for accommodation and level of care. The basis of the Medicaid rate varies by state and in certain states is subject to negotiation. We normally receive new annual Medicaid rates in July of each year.
Operating Expenses
     The largest component of our operating expenses consists of wages and benefits, utilities and property related costs, and variable operating costs related to the provision of services to our residents. As a percentage of total expenses, wages and benefits, utility and property related costs and variable operating costs were 61%, 15% and 23%, respectively, for both 2006 and 2005. A significant portion of our wages and benefits are fixed and do not vary based upon occupancy levels, as we must employ a minimum number of

ASSISTED LIVING CONCEPTS, INC.
employees to properly maintain our residences and provide care and services to our residents. However, as we expand by building additional capacity at existing residences, constructing new residences, or purchasing additional residences, we would expect our fixed costs related to wages, utilities and property costs to increase. A smaller portion of our wages and benefits vary because they are contingent upon occupancy, as we offer bonus programs to all levels of staff including residence staff to promote common corporate objectives including high quality of services and private pay occupancy levels. Other than these contingent costs, directly variable costs pertain only to food, supplies, and certain administrative expenses.
Operating Margins
     Due to the high percentage of fixed costs, we generally need to sustain occupancy levels in excess of 50% to 60%, depending on the percentage of and rates of private pay residents, to achieve a breakeven operating margin. We generally target pre-tax margins in our residences at levels in excess of 35% to 40% when occupancy levels are in excess of 90%.
General and Administrative Costs
     As a result of the Separation, we now require services and incur additional costs associated with being a public company. In addition, certain other general and administrative costs that had been synergized by Extendicare through the Acquisition are being re-established after completion of the Separation. Certain of these costs were in place as of the Separation Date; however, year over year we anticipate additional annual public company costs relating to the full year effect of:
▪	board of director fees;

▪	Sarbanes-Oxley compliance:

▪	hiring additional members of the management team;

▪	stock registration and listing fees;

▪	other general and administrative costs anticipated for reporting and compliance;

▪	quarterly and annual filings;

▪	stock transfer fees and other public relations; and

▪	directors’ and officers’ liability insurance.
     We anticipate these costs will add approximately $2.1 million in 2007 over the 2006 historical general and administrative expenses.
     Subsequent to the Acquisition, certain general and administrative services were provided to us by Extendicare. Extendicare’s incremental costs, and, in the case of information technologies, the price that Extendicare’s related company, Virtual Care Provider Inc. (VCPI), sold services to external clients, was charged to us. Some of these services previously provided through Extendicare will be provided directly to us by third party vendors. Pursuant to transitional services agreements with subsidiaries of Extendicare, certain services will continue to be provided to us on a transitional basis. These services include information technology, payroll and employee benefits processing, and reimbursement services (Medicaid cost reporting in the state of Texas). The costs associated with these services on an annual basis approximate $1.1 million.
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

ASSISTED LIVING CONCEPTS, INC.
Private Pay Mix
     Private pay mix is the measure of the percentage of private or non-Medicaid census. We focus on increasing the level of private and non-Medicaid funded units.
Average Revenue Rate by Payer Source
     The average revenue rate by each payer source represents the average daily revenues earned from accommodation and level of care services provided to private pay and Medicaid residents. The daily revenue is calculated by the aggregate revenues earned by payer type, divided by the total ADC in the corresponding period.
Adjusted EBITDA and Adjusted EBITDAR
     Adjusted EBITDA is defined as net income from continuing operations before income taxes, interest expense net of interest income, depreciation and amortization, transaction costs associated with the Separation, and non-cash, non-recurring gains and losses, including disposal of assets and impairment of long-lived assets and loss on refinancing and retirement of debt. Adjusted EBITDAR is defined as adjusted EBITDA before rent expenses incurred for leased assisted living properties. Adjusted EBITDA and adjusted EBITDAR are not measures of performance under accounting principles generally accepted in the United States of America, or GAAP. We use adjusted EBITDA and adjusted EBITDAR as key performance indicators and adjusted EBITDA and adjusted EBITDAR expressed as a percentage of total revenues as a measurement of margin.
     We understand that adjusted EBITDA and adjusted EBITDAR, or derivatives thereof, are customarily used by lenders, financial and credit analysts, and many investors as a performance measure in evaluating a company’s ability to service debt and meet other payment obligations or as a common valuation measurement in our industry. Our new credit facility (See “Liquidity and Capital Resources – $100 Million Credit Facility”) and substantially all of our historical financing agreements contain covenants in which adjusted EBITDA is used as a measure of compliance. Therefore, we use adjusted EBITDA to monitor our compliance with these financing agreements. We believe adjusted EBITDA and adjusted EBITDAR provide meaningful supplemental information regarding our core results because these measures exclude the effects of non-operating factors related to our capital assets, such as the historical cost of the assets.
     We report specific line items separately, and exclude them from adjusted EBITDA and adjusted EBITDAR because such items are transitional in nature, and would otherwise distort historical trends. In addition, we use adjusted EBITDA and adjusted EBITDAR to assess our operating performance and in making financing decisions. In particular, we use adjusted EBITDA and adjusted EBITDAR in analyzing potential acquisitions and internal expansion possibilities. Adjusted EBITDA and adjusted EBITDAR performance also will be used in determining compensation levels for our senior executives. Adjusted EBITDA and adjusted EBITDAR should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. We present adjusted EBITDA and adjusted EBITDAR on a consistent basis from period to period, thereby allowing for comparability of operating performance.
Review of Key Performance Indicators
     In order to compare our performance between periods, we assess the key performance indicators for all of our continuing residences. All “continuing operations” or “continuing residences” are defined as all residences excluding:
▪	one assisted living residence in Washington that, in the three months ended December 31, 2005, we decided to convert to nursing beds and combine with an existing nursing facility;

▪	one assisted living residence in Oregon that we decided to convert to a skilled nursing facility during the three months ended March 31, 2006;

▪	a leased assisted living residence in Washington that we decided to terminate operations at in the three months ended March 31, 2006; and

▪	an assisted living residence in Texas that we decided to close during the three months ended March 31, 2006.
     In addition, we assess the key performance indicators for residences that we operated in all reported periods, or “same residence” operations. Given the significance of the Acquisition, we have included these residences in our same residence key performance indicators for the periods after the Acquisition. Same residence operations are defined as all continuing operations excluding the four assisted living residences (190 units) constructed since 2004. Comparability to 2004 is limited because data for 2004 does not include the 177 assisted living facilities associated with the Acquisition. The data for the 2005 period has been reflected in the tables below as

ASSISTED LIVING CONCEPTS, INC.
if it were for the twelve month period. The eleven month period ALC residences figures below are adjusted by averaging eleven months occupancy over the entire twelve month period.
ADC
All Continuing Residences
     The following table sets forth our average daily census (“ADC”) for the years ended December 31, 2006, 2005 and 2004 for both private pay and Medicaid residents for all of the continuing residences whose results are reflected in our consolidated financial statements:
Average Daily Census

	2006	2005	2004
Private pay	5,167	5,195	1,073
Medicaid	2,058	2,138	120

Total ADC	7,225	7,333	1,193

Private pay percentage	71.5%	70.8%	89.9%

     During 2006, total ADC decreased 1.0% while private pay ADC decreased 0.5% primarily from the Acquisition Initiatives. The private pay mix increased in percentage from 70.8% to 71.5%. In the first quarter of 2006, we implemented a focused sales strategy to increase our private pay rates and to specifically target private pay residents with lower care needs. At the same time we established limits on our Medicaid population. Our strategy is to increase the number of residents in our communities that are private pay, both by filling existing vacancies at our residences with private pay residents and by gradually decreasing the number of units in our residences that are available for residents that rely on Medicaid.
     Data from 2004 does not include the 177 residences associated with the Acquisition and therefore is not comparable with 2005 and 2006.
Same Residence Basis
     The following table is presented on a same residence basis, and therefore removes the impact of the three newly constructed residences described above. The table sets forth our average daily census for the years ended December 31, 2006, 2005 and 2004 for both private and Medicaid payers for all of the assisted living residences on a same residence basis.
Average Daily Census

	2006	2005	2004
Private pay	5,095	5,186	1,073
Medicaid	2,058	2,138	120

Total ADC	7,153	7,324	1,193

Private pay percentage	71.2%	70.8%	89.9%

     During 2006, total ADC decreased 2.3% while private pay ADC decreased 1.8% primarily from the Acquisition Initiatives. The private pay mix increased in percentage from 70.8% to 71.2%. In the first quarter of 2006, we implemented a focused sales strategy to increase our private pay rates and to specifically target private pay residents with lower care needs. At the same time we established limits on the number of units available to Medicaid funded residents. Our strategy is to increase the number of residents in our communities that are private pay, both by filling existing vacancies at our residences with private pay residents and by gradually decreasing the number of units in our residences that are available for residents that rely on Medicaid.
     Data from 2004 does not include the 177 residences associated with the Acquisition and therefore is not comparable with 2006 and 2005.
Occupancy Percentage
     Occupancy percentages are impacted by our completion and opening of new assisted living residences and additions to existing assisted living residences. As total capacity of a newly completed addition or a new residence increases, occupancy percentages are impacted as the assisted living residence is filling the additional units. After the completion of the construction we generally plan for additional units to take anywhere from one to one and a half years to reach optimum occupancy levels (defined by us as at least 90%).

ASSISTED LIVING CONCEPTS, INC.
     Due to the significant impact on occupancy rates that developmental residences have had on historical results, we have split occupancy information between mature and developmental residences. In general, developmental residences are defined as a residence that has undergone an expansion or a new residence that has opened. An assisted living residence identified as developmental is classified as such for a period of no longer than 12 months after completion of construction. However, for purposes of the tables below, developmental residences have been classified as such for all reporting periods. Between January 1, 2005 and December 31, 2006, we completed the following projects that increased our operational capacity: (1) 2005 — three new residences (150 units) and five additions (96 units), and (2) 2006 — two additions (37 units). As a result, these residences constitute the “developmental” residences in the tables below. All residences that are not developmental are considered mature residences, including all of the 177 residences added in the Acquisition.
All Continuing Residences
     The following table sets forth our occupancy percentages for the years ended December 31, 2006, 2005 and 2004 for all mature and developmental continuing residences whose results are reflected in our consolidated financial statements:
Occupancy Percentage

	2006	2005	2004
Mature	86.0%	88.2%	83.9%

Developmental	67.8%	66.2%	94.0%

Total residences	85.0%	87.3%	85.3%

     For the year ended December 31, 2006, we saw a decline in mature residences occupancy percentage from 88.2% to 86.0% and an increase in occupancy in our developmental residences from 66.2% to 67.8%.
     Occupancy percentages for all mature and developmental residences decreased from 87.3% to 85.0% in the same period.
     The decline in our occupancy percentage for the year ended December 31, 2006 is primarily due to the Acquisition Initiatives and our continuing focused effort to reduce the number of units available for Medicaid residents and increase private pay rates closer to market for both existing and new residents.
Same Residence Basis
     The following table sets forth the occupancy percentages outlined above on a same residence basis:
Occupancy Percentage

	2006	2005	2004
Mature	86.0%	88.2%	83.9%

Developmental	77.4%	80.0%	94.0%

Total residences	85.7%	87.9%	85.3%

     For the year ended December 31, 2006, we saw a decline in mature residences occupancy percentage from 88.2% to 86.0%.
     The decline in census during this timeframe is attributable to the Acquisition Initiatives and our continued focused effort to reduce the number of units available for Medicaid residents and increase private pay rates closer to market for both existing and new residents.
Average Revenue Rate by Payer Source
     The following table sets forth our average daily revenue rates for the years ended December 31, 2006, 2005 and 2004 for both private pay and Medicaid payers for residences whose results are reflected in our historical consolidated financial statements:

ASSISTED LIVING CONCEPTS, INC.
Average Daily Revenue Rate

	2006	2005	2004
Private pay	$96.20	$89.15	$78.12

Medicaid	$64.11	$62.21	$54.81

Total	$87.06	$81.37	$75.77

     The average private pay revenue rate increased 7.9% in 2006 compared to 2005 and our Medicaid rates increased by 3.1% in the same period. The average private pay rate increased 14.1% in 2005 compared to 2004 and our Medicaid rates increased by 13.5%. Average daily revenue rates increased primarily as a result of the Acquisition Initiatives.
Number of Residences Under Operation
The following table sets forth the number of residences under operation as of December 31:

	2006	2005	2004
Owned	152	155	31
Under capital lease	5	5	—
Under operating leases	50	51	1

Total under operation	207	211	32

Percent of residences:
Owned	73.4%	73.4%	96.9%
Under capital leases	2.4	2.4	—
Under operating leases	24.2	24.2	3.1

	100.0%	100.0%	100.0%

ADJUSTED EBITDA and ADJUSTED EBITDAR
The following table sets forth a reconciliation of net income to adjusted EBITDA and adjusted EBITDAR as of December 31:

	2006	2005	2004
	(In thousands)
Net income	$9,009	$12,342	$1,635
Loss from discontinued operations, net of taxes	1,526	368	228
Provision for income taxes	8,727	8,119	1,138

Income from continuing operations before income taxes	19,262	20,829	3,001
Add:
Depreciation and amortization	16,699	14,750	3,281
Interest expense, net	9,197	11,603	1,738
Transaction costs	4,415	—	—
Loss on impairment of long-lived assets	3,080	—	—
Loss on early retirement of debt	—	—	647

Adjusted EBITDA	52,653	47,182	8,667
Add: Residence Lease expense	14,291	12,852	66

Adjusted EBITDAR	$66,944	$60,034	$8,733

ASSISTED LIVING CONCEPTS, INC.
The following table sets forth the calculations of adjusted EBITDA and adjusted EBITDAR percentages as of December 31:

	2006	2005	2004
	(In thousands)
Revenues	$231,148	$204,949	$33,076

Adjusted EBITDA	$52,653	$47,182	$8,667

Adjusted EBITDAR	$66,944	$60,034	$8,733

Adjusted EBITDA as percent of total revenue	22.8%	23.0%	26.2%

Adjusted EBITDAR as percent of total revenue	29.0%	29.3%	26.4%

     Adjusted EBITDA as a percentage of total revenues decreased to 22.8% in 2006 from 23.0% in 2005. Compared to the 2005 year, Adjusted EBITDA as a percent of revenues was negatively impacted by ongoing general and administrative expenses of $4.1 million resulting from an increase in salaries and benefits, informational systems contractual increases, an increase in accounting related services, charges for services provided by Extendicare and other items related to ALC operating independently from Extendicare for a portion of 2006, partially offset by approximately $3.6 million from improved margin on operating expenses and from improved payer mix.
     Adjusted EBITDA as a percentage of total revenues decreased to 23.0% in 2005 from 26.2% in 2004. This decrease in adjusted EBITDA was primarily attributable to residence lease expense. ALC leased 50 of its assisted living facilities, whereas EHSI had only one leased assisted living facility, resulting in lease expense increasing from 0.2% to 6.3% of total revenues between 2004 and 2005. As a result of synergies realized in the Acquisition, operating expenses as a percentage of revenues decreased.
     Adjusted EBITDAR as a percentage of total revenues decreased to 29.0% in 2006 from 29.3% in 2005 as a result of the ongoing general and administrative expenses discussed above. Adjusted EBITDAR as a percentage of total revenues increased from 26.4% in 2004 to 29.3% in 2005 as a result of the synergies resulting from the consolidation of EHSI and ALC operations.
     Please see “— Business Overview — Key Performance Indicators — Adjusted EBITDA and Adjusted EBITDAR” above for a discussion of our use of adjusted EBITDA and adjusted EBITDAR and a description of the limitations of such use.
Consolidated Results of Operations
Three Year Financial Comparative Analysis
     The following table sets forth details of our revenues and income as a percentage of total revenues for the last three years ended December 31:

	2006	2005	2004
Revenues	100.0%	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	66.4	67.4	72.1
General and administrative	4.7	3.3	1.5
Residence lease expense	6.2	6.3	0.2
Depreciation and amortization	7.2	7.2	9.9
Transaction costs	1.9	—	—
Impairment of long-lived asset	1.3	—	—

Income from operations	12.3	15.8	16.3
Interest expense, net	(4.0)	(5.6)	(5.2)
Loss on retirement of debt	—	—	(2.0)
Income tax expense	(3.7)	(4.0)	(3.5)

Net income from continuing operations	4.6	6.2	5.6
Loss from discontinued operations, net of tax	(0.7)	(0.2)	(0.7)

Net income	3.9%	6.0%	4.9%

ASSISTED LIVING CONCEPTS, INC.
Year Ended December 31, 2006 Compared with the Year Ended December 31, 2005
Revenues
     Revenues in the year ended December 31, 2006 increased $26.2 million, or 12.8%, to $231.1 million from $204.9 million in the year ended December 31, 2005. Revenues increased approximately $15.1 as a result of the Acquisition, $12.8 million due to private pay rate increases, $1.6 million due to opening of new residences, $1.5 million due to Medicaid rate increases, $0.4 million due to sublease revenue associated with our new corporate office, and $0.2 million due to the acquisition of a 40 unit residence on November 1, 2006. These increases were partially offset by $2.7 million from a decrease in the average daily census, $1.3 million related to a reduction in the amortization of below market leases, $1.2 million related to the effects of EHSI residences not transferred in the Separation, and $0.2 million in other miscellaneous items.
Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)
     Residence operating costs increased $15.2 million, or 11.0%, in the year ended December 31, 2006 compared to the year ended December 31, 2005. Operating costs increased $11.1 million, or 8%, as a result of the Acquisition. Residence operating costs at other residences increased $4.1 million or 3.0%. The $4.1 million increase was the result of a $2.9 million increase in salaries and wages and other employee costs primarily from the increase in sales and marketing personnel and a $1.2 million increase in property related costs such as taxes and utilities.
General and Administrative
     General and administrative costs increased $4.1 million, or 59.9%, in the year ended December 31, 2006 compared to the year ended December 31, 2005. General and administrative costs increased $1.2 million from the Acquisition, $2.2 million from increases in salaries and benefits, contractual costs, increased accounting related services, charges for services provided by Extendicare, and other items related to ALC operating separately from Extendicare for a portion of 2006, and approximately $0.7 million from information system contractual increases.
Residence Lease Expense
     Residence lease expense increased $1.4 million to $14.3 million in the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase is primarily a result of leased residences obtained in the Acquisition.
Depreciation and Amortization
     Depreciation and amortization increased $1.9 million to $16.7 million in the year ended December 31, 2006 compared to $14.8 million in the year ended December 31, 2005. The increase resulted from approximately $0.9 million from the Acquisition, a $0.2 million increase in amortization of customer relationship intangibles, and $0.8 from additional capital expenditures.
Transaction Costs
     Transaction costs related to our separation from Extendicare amounted to $4.4 million in the year ended December 31, 2006. No costs related to the Separation were incurred in the year ended December 31, 2005. Extendicare made a capital contribution of $4.1 million in cash in the year ended December 31, 2006 to partially fund these costs.
Impairment of Long-Lived Assets
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
Income from Operations

ASSISTED LIVING CONCEPTS, INC.
     Income from operations before income taxes for the year ended December 31, 2006 was $28.5 million compared to $32.4 million for the year ended December 31, 2005 due to the reasons described above.
Interest Expense, Net
     Interest expense, net of interest income, decreased $2.4 million to $9.2 million in the year ended December 31, 2006 compared to the year ended December 31, 2005. The decrease was the result of the termination and repayment of the ALC GE Capital Term Loan and the repayment of variable rate revenue bonds, including expenses, which resulted in a reduction of $3.2 million. This decrease was partially offset by $1.1 million of interest expense due to intercompany debt. Also, in connection with the Separation, the cash contributions from EHSI resulted in $0.5 million of increased interest income.
Income from Continuing Operations before Income Taxes
     Income from continuing operations before income taxes for the year ended December 31, 2006 was $19.3 million compared to $20.8 million for the year ended December 31, 2005 due to the reasons described above.
Income Tax Expense
     Income tax expense for the year ended December 31, 2006 was $8.7 million compared to $8.1 million for the year ended December 31, 2005. Our effective tax rate was 45.3% for the year ended December 31, 2006 compared to 39.0% for the year ended December 31, 2005. The increase in the effective rate was caused primarily by the $4.4 million in transaction costs, of which $3.2 million are nondeductible for tax purposes. Excluding transaction costs, our effective rate was 38.8% for the year ended 2006.
Net Income from Continuing Operations
     Net income from continuing operations for the year ended December 31, 2006 was $10.5 million compared to $12.7 million for the year ended December 31, 2005 due to the reasons described above.
Loss from Discontinued Operations, net of tax
     The loss from discontinued operations, net of tax, was $1.5 million in the year ended December 31, 2006 compared to a loss of $0.4 million in the year ended December 31, 2005. The majority of the increase was due to a $1.1 million loss (net of tax) from impairment of long-lived assets relating to a residence in Texas that we decided to close and sell in March 2006. Discontinued operations also included a residence in Washington and one residence in Oregon. All these residences were discontinued due to poor financial performance.
Net Income
     Net income for the year ended December 31, 2006 was $9.0 million compared to $12.3 million for the year ended December 31, 2005 due to the reasons described above.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Revenues
     Revenues increased $171.9 million for the year ended December 31, 2005 to $204.9 million from $33.1 million for the year ended December 31, 2004. Revenue increased by $169.1 million due to the Acquisition. Revenues from other assisted living facilities increased $2.8 million, or 8.4%.
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)
     Operating costs increased $114.3 million for the year ended December 31, 2005 to $138.1 million from $23.8 million for the year ended December 31, 2004 due primarily to the Acquisition. Operating costs increased by $112.6 million due to the Acquisition. Operating costs for other assisted living facilities increased $1.8 million, or 7.6%.
General and Administrative

ASSISTED LIVING CONCEPTS, INC.
     General and administrative costs increased $6.3 million for the year ended December 31, 2005 to $6.8 million from $0.5 million for the year ended December 31, 2004 due primarily to the Acquisition.
Residence Lease Expense
     Residence lease expense increased $12.8 million for the year ended December 31, 2005 to $12.9 million as a result of the Acquisition in which we acquired 55 leased facilities.
Depreciation and Amortization
     Depreciation and amortization increased $11.5 million for the year ended December 31, 2005 to $14.8 million primarily due to the Acquisition, and the amortization of $1.9 million for ALC customer relationships.
Income from Operations
     Income from operations for 2005 was $32.4 million compared to $5.4 million due to the reasons described above.
Interest Expense, Net
     Interest expense, net of interest income, increased $9.9 million in 2005 to $11.6 million due to the Acquisition.
Loss on Refinancing and Retirement of Debt
     There was no loss in 2005, but a $0.6 million loss was allocated in 2004 relating to the early retirement of EHSI debt.
Income from Continuing Operations before Income Taxes
     Net income from continuing operations for the year ended December 31, 2005 was $20.8 million compared to $3.0 million for the year ended December 31, 2004 due to the reasons described above.
Income Tax Expense
     Income tax expense for the year ended December 31, 2005 was $8.1 million compared to $1.1 million for the year ended December 31, 2004. Our effective tax rate was 39.0% for the year ended December 31, 2005 compared to 37.9% for the year ended December 31, 2004.
Net Income from Continuing Operations
     Net income from continuing operations for the year ended December 31, 2005 was $12.7 million compared to $1.9 million for the year ended December 31, 2004 due to the reasons described above.
Loss from Discontinued Operations, Net of Taxes
     The loss from discontinued operations, net of tax was $0.4 million for the year ended December 31, 2005 compared to $0.2 million for the year ended December 31, 2004. The 2005 loss included operations from two facilities in Washington, one facility in Oregon and one facility in Texas. The 2004 loss included the same facilities as for 2005 plus operations from three facilities in Arkansas and one facility in Ohio. Those facilities were discontinued due to poor financial performance.
Net Income
     Net income for the year ended December 31, 2005 was $12.3 million compared to $1.6 million for the year ended December 31, 2004. The increase in net income was due to the reasons described above.
Related Party Transactions
Transactions with Extendicare and its Affiliates
     Prior to the Separation, we insured certain risks with Laurier Indemnity Company, Ltd. (“Laurier”), an affiliated insurance subsidiary of Extendicare and third party insurers. The consolidated statements of income for 2006, 2005 and 2004 include

ASSISTED LIVING CONCEPTS, INC.
intercompany insurance premium expenses of $0.9 million, $0.7 million and $0.1 million, respectively. After the Separation Date, we discontinued paying premiums to Laurier and began coverage with Pearson.
     Prior to the Separation, we also purchased computer hardware and software support services from Virtual Care Provider, Inc., a subsidiary of Extendicare (“VCPI”). The cost of services was based on agreed upon rates that, we believe, approximated market rates, and was $1.7 million, $1.0 million and $0.3 million for 2006, 2005 and 2004, respectively. In addition, we purchased payroll and benefits, financial management and reporting, legal, human resources and reimbursement services from EHSI. The cost was based upon actual incremental costs of the services provided and was $0.9 million, $0.7 million, $0.2 million in 2006, 2005 and 2004, respectively. We continue to contract with Extendicare to provide certain of these support services at rates we believe approximate market rates.
     Prior to the Separation, EHSI’s U.S. parent company, Extendicare Holdings Inc., or EHI, was responsible for all U.S. federal tax return filings and therefore we incurred charges (payments) from (to) EHI for income taxes. Accordingly, we had balances due to EHSI, who in turn had balances due to EHI. Advances made and outstanding in respect of federal tax payments and other sundry working capital advances were non-interest bearing. In connection with the Separation, or shortly thereafter, all balances due to EHI related to U.S. federal tax return filings were settled and therefore no balances remained at December 31, 2006.
     EHSI had also borrowed under its line of credit to fund the Acquisition and for other reasons related to our assisted living facilities. Please see “— Liquidity and Capital Resources — Debt Instruments” below for a description of the EHSI credit facility and related transactions.
Balances Due to Extendicare and its Affiliates
(In thousands)
Receivable (payable)

Affiliate	Purpose	2005
Current assets:
EHI	Deferred federal income taxes	$350
EHSI	Working capital advances	76

		426

Long-term liabilities:
EHI	Deferred federal income taxes	(3,324)
EHSI	Interest-bearing advances	(47,218)

		(50,542)

		$(50,116)

At December 31, 2006 balances due to Extendicare were either settled or classified as third party balances.
Liquidity and Capital Resources
Three Year Financial Comparative Analysis
Sources and Uses of Cash
     We had cash and cash equivalents of $20.0 million at December 31, 2006 compared to $6.4 million at December 31, 2005 and $0.1 million as of December 31, 2004. The table below sets forth a summary of the significant sources and uses of cash for the years ended December 31:

	2006	2005	2004
		(In thousands)
Cash provided by operating activities	$19,055	$28,762	$4,818
Cash used in investing activities	(20,710)	(158,966)	(10,471)
Cash provided by financing activities	15,167	136,524	5,547

Increase (decrease) in cash and cash equivalents	$13,512	$6,320	$(106)

Cash provided by operating activities:

ASSISTED LIVING CONCEPTS, INC.
Cash flow from operating activities was $19.1 million in 2006 compared to $28.8 million in 2005 and $4.8 million in 2004.
2006 vs. 2005 cash provided by operating activities:
     Decreased cash flow from operations in 2006 was primarily due to:
▪	$7.3 million from increases in other non-current assets (primarily related to cash collateralized letters of credit);

▪	$3.7 million from decreases in accrued liabilities;

▪	$3.3 million from decreases in net income;

▪	$3.0 million from decreases in net deferred tax liabilities;

▪	$2.8 million from decreases in taxes payable;

▪	$2.6 million from increases in prepaid expenses (primarily insurance premiums);

▪	$0.7 million from decreases in accounts payable;

▪	$0.6 million from decreases in self insured liabilities; and

▪	$0.2 million from increases in accounts receivable;
     partially offset by:
▪	$5.0 million from increases in non-cash charges to income for an impaired property;

▪	$2.6 million from increases in other long-term liabilities;

▪	$3.5 million from increases in amounts due to Extendicare;

▪	$1.8 million of additional depreciation and amortization;

▪	$1.4 million from decreases in amortization of below market resident leases; and

▪	$0.2 million from increases in bad debts reserves.
2005 vs. 2004 cash provided by operating activities:
     Comparing 2005 with 2004, the increase of $24.0 million was primarily a result of cash generated by the 177 properties associated with the Acquisition.
Working capital:
     In 2006 our working capital increased by $25.3 million from 2005, and in 2005 decreased by $9.9 million from 2004.
     It is not unusual for us to operate in the position of a working capital deficit because our revenues are collected more quickly, often in advance, than our obligations are required to be paid. This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or used to pay off longer term liabilities.
2006 vs. 2005 working capital changes:
     The 2006 vs. 2005 increase was primarily due to increased cash of $13.5 million, increased investments of $5.3 million, increased supplies, prepaid expenses and other current assets of $3.3 million, increased tax related items of $1.5 million, increased accounts receivable of $1.0 million, and reduced accrued liabilities of $0.7 million.
2005 vs. 2004 working capital changes:
     The 2005 vs. 2004 decrease in working capital was primarily due to Acquisition related activity including increased accrued liabilities of $17.8 million, increased accounts payable of $3.6 million, increased current maturities of long-term debt of $2.9 million, increased current portion of self-insured liabilities of $0.3 million, and decreased tax related items of $0.1 million, partially offset by increased cash of $6.3 million, increased supplies, prepaid expenses and other current assets of $4.5 million, and increased accounts receivables of $4.1 million.
Cash used in investing activities:
     Cash used in investing activities was $20.7 million, $159.0 million and $10.5 million for 2006, 2005 and 2004, respectively.
2006 vs. 2005 cash used in investing activities:

ASSISTED LIVING CONCEPTS, INC.
     The decrease of $138.3 million in investing activities between 2006 and 2005 was due to:
▪	$138.1 million from the Acquisition; and

▪	$11.9 million from decreased capital expenditures for construction projects;
     partially offset by:
▪	$7.0 million from increased capital expenditures (excluding new constructions), primarily from the purchase of the corporate headquarters; and

▪	$4.6 million from the acquisition of a new residence in Escanaba, Michigan.
2005 vs. 2004 cash used in investing activities:
     The increase of $148.5 million in investing activities between 2004 and 2005 was due to:
▪	$138.1 million from the Acquisition;

▪	$4.3 million from increased normal capital expenditures resulting from the greater number of residences after the Acquisition,;

▪	$3.7 million relating to proceeds received in 2004 from the sale of three Arkansas residences; and

▪	$2.5 million from increased capital expenditures for construction projects.
2006 vs. 2005 property and equipment
     Property and equipment decreased by $3.8 million in 2006. Property and equipment decreased by:
▪	$14.3 million from depreciation expense;

▪	$5.1 million from impaired properties (including two remaining with Extendicare and included in discontinued operations); and

▪	$4.7 million from properties that were not transferred to ALC in the Separation;
     partially offset by:
▪	$7.8 million from capital expenditures (excluding new construction);

▪	$5.0 from a newly purchased corporate headquarters;

▪	$4.2 million from the acquisition of a 40 unit residence in Escanaba, Michigan; and

▪	$3.2 million from new construction projects.
Cash provided by financing activities:
     Cash provided by financing activities was $15.2 million, $136.5 million, and $5.5 million for 2006, 2005, and 2004, respectively.
     For 2006, cash provided by financing activities included:
▪	$43.7 million from a net capital contribution received from Extendicare in connection with the Separation;
     partially offset by:
▪	$25.2 million of repayments on debt to Extendicare;

▪	$2.3 million of repayments on other debt; and

▪	$1.0 million of deferred financing fees.
For 2005, cash provided by financing activities included:
▪	$101.6 million from a capital contribution received from EHSI to finance the Acquisition;

▪	$60.0 million from debt proceeds to finance the Acquisition;

▪	$51.0 million from an interest-bearing advance received from EHSI to enable us to repay debt; and

▪	$9.5 million of other capital contributions from EHSI primarily to finance new construction projections;

ASSISTED LIVING CONCEPTS, INC.
▪	$2.5 million increase in other long-term liabilities;
     partially offset by:
▪	$84.4 million from payments of long-term debt; and

▪	$3.8 million from repayments of interest-bearing advances.
     The only financing activities for 2004 were net capital contributions from EHSI and capital distributions to EHSI of $5.8 million.
2006 vs. 2005 Long-term debt
     Total long-term debt, including current and long-term maturities, decreased by $40.9 million during 2006 primarily from:
▪	$38.3 million from repayments and the conversion to additional paid-in capital of EHSI loans allocated to ALC; and

▪	$2.6 million in other debt repayments.
Debt Instruments
Summary of Long-Term Debt
(In thousands)

	Interest	December 31,
	Rate(1)	2006	2005
6.24% Red Mortgage Capital Note due 2014	6.51%	$35,853	$36,533
DMG Mortgage notes payable, interest rates ranging from 7.58% to 8.65%, due 2008	6.01%	26,107	27,263
Capital lease obligations, interest rates ranging from 2.84% to 13.54%, maturing through 2009	7.32%	11,832	12,222
Oregon Trust Deed Notes, interest rates ranging from 0% to 9.00%, maturing from 2021 through 2026	6.72%	9,247	9,483
HUD Insured Mortgages, interest rates ranging from 7.40% to 7.55%, due 2036	6.89%	7,597	7,673
Term Loan due 2010 under EHSI Credit Facility, at variable interest rates	6.02%	—	38,352

Long-term debt before current maturities		90,636	131,526
Less current maturities		2,732	2,925

Total long-term debt		$87,904	$128,601

(1)	Interest rate is effective interest rate as of December 31, 2006. The effective interest rate is determined as the cost of interest to the recorded fair value of the debt instrument.
6.24% Red Mortgage Capital Note due 2014
     The Red Mortgage Capital Note has a fixed interest rate of 6.24%, with a 25-year principal amortization, and is secured by 24 assisted living residences. Monthly principal and interest payments amount to approximately $0.3 million. The Red Mortgage Capital Note was entered into by subsidiaries of ALC and is subject to a limited guaranty by ALC.
     The Red Mortgage Capital Note contains customary affirmative and negative covenants applicable to the ALC subsidiaries that are the borrowers under the property level financings, including:
▪	Limitations on the use of rents;

▪	Notice requirements and requirements to provide annual audited and certified balance sheets and other financial information;

▪	Requirement to keep the subject properties in good repair;

▪	Compliance standards with respect to environmental laws;

▪	Insurance maintenance requirements;

▪	Limitations on liens, operations, fundamental changes, lines of business, corporate activities, dispositions of property, and property management.

ASSISTED LIVING CONCEPTS, INC.
     Events of default under the Red Mortgage Capital Note are customary and include (subject to customary grace periods):
▪	Failure to pay principal or interest when due;

▪	Transfers of interests in subsidiaries, and changes in corporate or other status;

▪	Transfers of all or part of mortgaged properties;

▪	Failure to provide sufficient insurance;

▪	Breaches of certain covenants; and

▪	Bankruptcy related defaults.
     We are a limited guarantor under the Red Mortgage Capital Note. Our guarantee is of any loss or damage suffered by the lender as a result of any of the borrower’s failure to pay the proceeds due under insurance policies or condemnation awards, tenant security deposits, failure to apply rents/profits payable under the loan documents, and loss due to any fraud, material misrepresentation or failure to disclose a material fact by a borrower.
DMG Mortgage Notes Payable due 2008
     DMG Mortgage Notes Payable (“DMG Notes”) includes three fixed rate notes that are secured by 13 assisted living residences located in Texas, Oregon and New Jersey. The DMG Notes were entered into by subsidiaries of ALC and are subject to a limited guaranty by ALC. These notes collectively require monthly principal and interest payments of $0.2 million, with balloon payments of $11.8 million, $5.3 million and $7.2 million due at maturity in May, August and December 2008, respectively. These loans bear interest at fixed rates ranging from 7.58% to 8.65%.
     The DMG Notes contain affirmative and negative covenants customary for property level financings, including:
▪	The establishment and maintenance of reserve accounts;

▪	Notice requirements and requirements to provide annual audited and certified balance sheets and other financial information;

▪	Requirements to maintain insurance and books and records; and

▪	Compliance with applicable laws.
     Events of Default under the DMG Notes are customary and include (subject to customary grace periods):
▪	Failure to pay principal or interest when due;

▪	Failure to provide sufficient insurance;

▪	Breaches of certain covenants;

▪	Bankruptcy related defaults;

▪	Abandonment of all or a portion of property;

▪	Dissolution, termination, partial or complete liquidation, merger or consolidation of Mortgagor, any of its principals, any general partner or any managing member; and

▪	Limitations on indebtedness, liens, operations, fundamental changes, lines of business, corporate activities, dispositions of property, property management, and alteration of improvements.
     We are a limited guarantor under a guaranty agreement between us and the lender. Our guarantee is of any loss or damage suffered by the lender as a result of any of the borrower’s failure to pay the proceeds due under insurance policies or condemnation awards, tenant security deposits, failure to apply rents/profits payable under the loan documents, and loss due to any fraud, material misrepresentation or failure to disclose a material fact by a borrower. We have further agreed to honor obligations and indemnities relating to hazardous or toxic substances and compliance with environmental laws and regulations.
Capital Lease Obligations
     In January 2005, we amended lease agreements with Assisted Living Facilities, Inc. (“ALF”), an unrelated third party, relating to five assisted living facilities located in Oregon. The amended lease agreements provide us with an option to purchase these five facilities in 2009 for cash of $5.9 million and the assumption of approximately $4.8 million of underlying Oregon Trust Deed Notes due 2036 which are secured by these properties. The purchase option was determined to be a bargain purchase price, requiring the classification of these leases to be changed from operating to capital. As a result, a capital lease obligation of $12.8 million was recorded, which represents the estimated market value of the properties as of the lease amendment date and also approximates the present value of future payments due under the lease agreements, including the purchase option payment. The option to purchase must

ASSISTED LIVING CONCEPTS, INC.
be exercised prior to July 1, 2009 with closing on or about December 31, 2009.
     These capital leases have now been consolidated into one master lease under which we are the lessee, rather than the guarantor, and which contains customary affirmative and negative covenants including:
▪	Payment of all taxes and fees including maintenance and repairs and utilities;

▪	Acquisition and maintenance of governmental approvals;

▪	Maintenance of insurance and books and records;

▪	Compliance with applicable laws;

▪	Removal of any hazardous substances discovered on leased premises; and

▪	Limitations on indebtedness, liens, operations, lines of business, corporate activities, and dispositions of property.
     Events of Default under the capital lease are customary and include (subject to customary grace periods):
▪	Failure to pay principal or interest when due or to perform obligations under loan documents;

▪	Bankruptcy or receivership defaults;

▪	Attachment of lease not dismissed or released within 60 days;

▪	Assignment for the benefit of creditors;

▪	Default under the option purchase agreement; and

▪	Voluntary abandonment of the leased property.
Oregon Trust Deed Notes
     The Oregon Trust Deed Notes (“Oregon Revenue Bonds”) are secured by buildings, land, furniture and fixtures of six Oregon assisted living residences of ALC. The notes are payable in monthly installments including interest at effective rates ranging from 0% to 9.0%.
     Under debt agreements relating to the Oregon Revenue Bonds, we are required to comply with the terms of certain regulatory agreements until the scheduled maturity dates of the Oregon Revenue Bonds. Please see “— Revenue Bond Commitments” below for details of the regulatory agreements.
     ALC is the sole borrower and mortgagor under the Oregon Revenue Bonds, which contain affirmative and negative covenants customary for property level financings, including:
▪	Notice requirements and requirements to provide annual audited balance sheets and other financial information;

▪	The establishment and maintenance of operating and reserve accounts and security deposits;

▪	The maintenance of monthly occupancy levels;

▪	Requirements to maintain insurance and books and records, and compliance with laws; and

▪	Limitations on liens, operations, fundamental changes, lines of business, corporate activities, dispositions of property, property management, and alterations or improvements.
     Events of default under the Oregon Revenue Bonds are customary and include (subject to customary grace periods):
▪	Failure to lease at least 20% of the property units to low or moderate income persons;

▪	Failure to pay principal or interest when due, to perform obligations in any loan documents, or to maintain subordination of other loan agreements;

▪	Failure to provide sufficient insurance;

▪	Breach of any warranty of title or misrepresentation in financial statements or reports;

▪	Bankruptcy related defaults;

▪	Failure to perform covenants or obligations; and

▪	Certain changes in ownership or control, or transfers of interest in properties without prior consent.
HUD Insured Mortgages due 2036
     The HUD insured mortgages (the “HUD Loans”) include three separate loan agreements entered into in 2001 between subsidiaries of ALC and the lenders. The mortgages are each secured by a separate assisted living residence located in Texas. These loans mature between July 1, 2036 and August 1, 2036 and collectively require principal and interest payments of $50,000 per month. The HUD Loans bear interest at fixed rates ranging from 7.40% to 7.55%. The HUD Loans are not guaranteed.

ASSISTED LIVING CONCEPTS, INC.
     The HUD Loans contain customary affirmative and negative covenants including:
▪	Establishment and maintenance of a reserve account;

▪	Maintenance of property and insurance;

▪	Requirements to provide annual audited balance sheets and other financial information;

▪	Maintenance of governmental approvals and licenses and compliance with applicable laws; and

▪	Limitations on indebtedness, distributions, liens, operations, fundamental changes, lines of business, corporate activities, dispositions of property, property management, and alterations and improvements.
     Events of default under the HUD Loans are customary and include (subject to customary grace periods):
▪	Failure to establish and maintain a reserve account;

▪	Conveyance, transfer or encumbrance of certain property without the lender’s consent;

▪	Construction on mortgaged property without lender’s consent or failure to maintain the property or using the property for unauthorized purposes;

▪	Establishment of unauthorized rental restrictions or making of certain distributions;

▪	Bankruptcy related defaults; and

▪	Breaches of certain other covenants.
$100 Million Credit Facility
     On November 10, 2006, ALC entered into a five year, $100 million revolving credit agreement with General Electric Capital Corporation and other lenders. The facility is guaranteed by certain ALC subsidiaries that own approximately 64 of the residences in our portfolio and secured by a lien against substantially all of the assets of ACL and such subsidiaries. Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate or LIBOR plus an amount that varies according to a pricing grid based on a consolidate leverage test; at December 31, 2006 this amount was 150 basis points. Under certain conditions, ALC may request a $50 million increase in the facility.
     In general, borrowings under the facility are limited to five times ALC’s consolidated EBITDA, which is generally defined as consolidated net income plus in each case, to the extent included in the calculation of consolidated net income, customary add-backs in respect of provisions for taxes, consolidated interest expense, amortization and depreciation, losses from extraordinary items, and other non-cash expenditures (including non-recurring expenses incurred by ALC in connection with the separation of ALC and Extendicare) minus in each case, to the extent included in the calculation of consolidated net income, customary deductions in respect of credits for taxes, interest income, gains from extraordinary items, and other non-recurring gains, not to exceed an amount that would result in a loan-to-value ratio in excess of 75%. ALC is subject to certain restrictions and financial covenants under the facility including maintenance of minimum consolidated leverage and minimum consolidated fixed charge coverage ratios. Payments for capital expenditures, acquisitions, dividends and stock repurchases may be restricted if ALC fails to maintain consolidated leverage ratio levels specified in the facility. In addition, upon the occurrence of certain transactions including but not limited to sales of property mortgaged to General Electric Capital Corporation and the other lenders, equity and debt issuances and certain asset sales, ALC may be required to make mandatory prepayments. We are also subject to other customary covenants and conditions. We did not have any borrowings under the facility in 2006 and as of December 31, 2006, ALC was in full compliance with all covenants and available borrowings under the facility were $100 million. Commitment fees paid in 2006 under the facility were $0.1 million and were based upon a .375% unused commitment fee.
Term Loan Due 2010 under EHSI Credit Facility
     EHSI had periodically borrowed under its previous line of credit for reasons related to our assisted living residences. In January 2005, EHSI borrowed $60.0 million under its credit facility to finance the Acquisition. An allocated portion of these borrowings has been reflected on our historic consolidated balance sheet as long-term debt. As of December 31, 2005, ALC’s allocated share of the term loan under the EHSI credit facility was $38.3 million and is included in ALC’s long-term debt. Interest paid to EHSI during 2006 and 2005 relating to the EHSI term loan was $2.3 million and $2.1 million, respectively.
     At the Separation Date, the term loan was not converted into equity and EHSI continued to be liable for all of the outstanding amounts under the loan. Although some of our assisted living residences previously secured EHSI’s credit facility, EHSI obtained releases of these security interests in connection with the refinancing of its credit facility. In addition, neither we nor any of our subsidiaries had any obligations at December 31, 2006 or any future obligations under the Term Loan due 2010 or the EHSI credit facility.

ASSISTED LIVING CONCEPTS, INC.
EHSI Long-Term Debt
     EHSI had two private placements, consisting of Senior and Subordinated Notes that were secured in part by certain of our assisted living residences. Prior to the Separation the Senior and Subordinated Notes were repaid in full or we were released from our obligations thereunder, the associated swap and cap agreements were terminated, and alternative financing was arranged by EHSI. All costs associated with the refinancing of the Senior and Subordinated Notes were borne by EHSI. The cost associated with such refinancing is not reflected in our historical consolidated financial statements. We have no future obligations under the EHSI Long-Term Debt.
EHSI 6% Advance to ALC
     As of the Separation Date and December 31, 2005, EHSI had advances to ALC of $22.0 million and $47.2 million, respectively. The EHSI advance is reported on the consolidated balance sheet as “Due to Extendicare and Affiliates,” and separate from long-term debt. On August 4, 2005, EHSI entered into a new credit facility and borrowed the full $86.0 million term loan portion of the facility and also borrowed $13.9 million of the $114.0 million revolving credit portion of the facility. EHSI used the proceeds to repay in full the $64.0 million balance under its former credit facility (including the $60.0 million borrowed for the Acquisition) and advanced $34.0 million to ALC to repay ALC’s obligations under a credit facility entered into prior to the Acquisition; the remainder was paid in fees and expenses. In December 2005, EHSI advanced $17.0 million to ALC to repay $21.1 million of indebtedness that ALC had incurred under certain revenue bonds. As a result of these transactions, ALC incurred indebtedness of $51.0 million to EHSI that was subsequently reduced to $47.2 million at December 31, 2005 and reduced to $0 at the Separation Date through prepayments and a capital contribution. The advance from EHSI bore interest at 6% and ALC paid interest of $1.7 million and $0.9 million to EHSI in 2006 and 2005, respectively, on this advance. Upon the Separation, the advance of $22.0 million was converted into equity of ALC.
Principal Repayment Schedule
     Principal payments on long-term debt due within the next five years and thereafter as of December 31, 2006 are set forth below (dollars in thousands).

2007	$2,301
2008	26,259
2009	12,118
2010	1,320
2011	1,409
After 2011	46,149

$89,556

Letters of credit
     As of December 31, 2006, ALC had $9.4 million in letters of credit outstanding, all of which are secured by cash. Pearson maintains a $5.0 million letter of credit in favor of a third party professional liability insurer. Approximately $3.6 million of the letters of credit deposits are security for workers’ compensation insurance and $0.8 million of the cash deposits are security for landlords of leased properties. All the letters of credit are renewed annually and have maturity dates ranging from April 2007 to February 2008.
Restricted Cash
     Restricted cash consists of $9.4 million of cash deposits securing letters of credit, $1.4 million of cash deposits as security for the Oregon Trust Deed Notes, and $0.1 million as security for the HUD Insured Mortgages due 2036.
Off Balance Sheet Arrangements
     We have no off balance sheet arrangements.

Cash Management
     As of December 31, 2006, we held unrestricted cash and cash equivalents of $19.9 million. We forecast on a regular monthly basis cash flows to determine the investment periods, if any, of certificates of deposit and monitor the daily incoming and outgoing expenditures to ensure available cash is invested on a daily basis.

ASSISTED LIVING CONCEPTS, INC.
Future Liquidity and Capital Resources
     We believe that our cash from operations, together with other available sources of liquidity, including borrowings available under our $100 million revolving credit facility, will be sufficient for the next 12 months and beyond to fund operations, expansion plans, acquisitions, our share buyback program, anticipated capital expenditures, and required payments of principal and interest on our debt.
Capital Commitments
     As of December 31, 2006, we had two construction projects in progress that will increase operational capacity by 46 units. Total costs incurred through December 31, 2006 on these projects were approximately $2.8 million and purchase commitments of $2.4 million were outstanding. The total estimated cost of the uncompleted projects is approximately $5.2 million. As of December 31, 2006, we had other capital expenditure purchase commitments outstanding of approximately $3.0 million.
Expansion Plans
     On February 27, 2007, we announced plans to add 20 additional units onto 20 of our existing owned residences for a total of 400 units. The expansion will begin on or around March 31, 2007 and is expected to take approximately 12 months to complete construction and an additional 12 months to stabilize occupancy (as well as cash flow) at the expanded residences. We expect our cost to be approximately $125,000 per additional unit for a total cost of $50 million.
Share Buyback
     On December 14, 2006, our Board of Directors authorized a share buyback program that enables us to repurchase up to $20 million of our Class A Common Stock over twelve months. We may repurchase shares in the open market or in privately negotiated transactions from time to time in accordance with appropriate SEC guidelines and regulations and subject to market conditions, applicable legal requirements, and other factors. As of December 31, 2006, we had not purchased any shares under the share buyback program.
Accrual for Self-Insured Liabilities
     At December 31, 2006, we had an accrued liability for settlement of self-insured liabilities of $1.5 million in respect of general and professional liability claims. Claim payments were $0.3 million for the year ended December 31, 2006. The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported. We estimate that $0.3 million of the total $1.5 million liability will be paid within the next twelve months. The timing of payments is not directly within our control, and, therefore, estimates are subject to change in the future. We believe we have provided sufficient provisions for incurred general and professional liability claims as of December 31, 2006.
     At December 31, 2006, we had an accrual for workers’ compensation claims of $3.7 million. Claim payments for the year ended 2006 were $1.8 million. The timing of payments is not directly within our control, and, therefore, estimates are subject to change in the future. We believe we have provided sufficient provisions for workers’ compensation claims as of December 31, 2006.
Revenue Bond Commitments
     We have six ALC assisted living residences in Oregon that are financed by revenue bonds that mature between 2021 and 2026. Under the terms and conditions of the debt agreements, we are required to comply with the terms of the regulatory agreement until the original scheduled maturity dates for the revenue bonds outlined below. In addition, we financed 15 assisted living residences located in the states of Washington, Idaho and Ohio with revenue bonds that were prepaid in full in December 2005. The aggregate amount of the revenue bonds upon repayment was $21.1 million. Despite the prepayment of the revenue bonds, under the terms and conditions of the debt agreements, we are required to continue to comply with the terms of the regulatory agreements described below until the original scheduled maturity dates for the revenue bonds. The original scheduled maturity dates were 2018 for the Washington revenue bonds, 2017 for the Idaho revenue bonds, and 2018 for the Ohio revenue bonds.
     Under the terms of the debt agreements relating to the Oregon revenue bonds, we are required, among other things, to lease at least 20% of the units of the residences to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. This condition is required in order to preserve the federal income tax exempt status of the Oregon revenue bonds during the term they are held by the bondholders. There are additional requirements as to the age and physical condition of the residents with which we must also comply. We must also comply with the terms of the conditions of the underlying trust deed relating to the debt agreement

ASSISTED LIVING CONCEPTS, INC.
and report on a periodic basis to the state of Oregon Housing and Community Services Department, for the Oregon revenue bonds, the Washington State Housing Finance Commission, for the Washington revenue bonds, the Ohio Housing Finance Commission, for the Ohio revenue bonds, and the Idaho Housing & Community Services, for the Idaho revenue bonds. Non-compliance with these restrictions may result in an event of default and cause fines and other financial costs.
     In addition, we lease five properties from Assisted Living Facilities, Inc., or ALF, an unrelated party, in Oregon and five properties from LTC Properties, Inc., or LTC, an unrelated party, in Washington that were financed through the sale of revenue bonds. We must comply with the terms and conditions contained in related debt agreements and failure to adhere to those terms and conditions may result in an event of default to the lessor and termination of the lease. The lease requires, among other things, that in order to preserve the federal income tax exempt status of the bonds, lease at least 20% of the units of the facilities to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. There are additional requirements as to the age and physical condition of the residents with which we must also comply. Pursuant to the lease agreements with ALF and LTC, we must comply with the terms and conditions of the underlying trust deed relating to the debt agreement.
$100 Million Credit Facility
     On November 10, 2006, we entered into the revolving credit facility with General Electric Capital Corporation and other lenders. The revolving credit facility is available to us to provide liquidity for expansions, acquisitions, working capital, capital expenditures, our share buyback program, and for other general corporate purposes. See “Debt Instruments — $100 Million Credit Facility” above for a more detailed description of the terms of the revolving credit facility.
Contractual Obligations
     Set forth below is a table showing the estimated timing of payments under our contractual obligations as of December 31, 2006.

	Payments Due by Year
								After
	Total	2007	2008	2009		2010	2011	2011
	(Dollars in thousands)
Long-term debt	$77,724	$1,856	$25,754	$1,236		$1,320	$1,409	$46,149
Interest payments	36,030	5,415	4,465	3,270		3,188	3,099	16,593
Operating lease commitments	109,088	14,134	14,512	14,691		14,925	14,264	36,562
Capital lease commitments	11,832	445	505	10,882	(1)	—	—	—
New construction purchase commitments	2,361	2,361	—	—		—	—	—
Other capital expenditure purchase commitments	2,993	2,993	—	—		—	—	—

Total	$240,028	$27,204	$45,236	$30,079		$19,433	$18,772	$99,304

(1)	Amount includes an option to purchase five properties (157 units) for $10.3 million including assumed debt.
Critical Accounting Policies
     Our consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). For a full discussion of our accounting policies as required by GAAP, refer to the accompanying notes to the consolidated financial statements. We consider the accounting policies discussed below to be critical to obtain an understanding of our consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. Specific risks related to these critical accounting policies are described below.
Revenue Recognition and Accounts Receivable

ASSISTED LIVING CONCEPTS, INC.
     We derive our revenues primarily from providing assisted living accommodation and healthcare services. In 2006, approximately 79% of our revenues were derived from private pay. The remaining revenues are derived from state Medicaid programs. These Medicaid programs establish the rates in their respective state.
     We record accounts receivable at the net realizable value we expect to receive from individual residents and state Medicaid programs. We continually monitor and adjust our allowances associated with these receivables. We evaluate the adequacy of our allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds, which vary by payer type. Provisions are considered based upon the evaluation of the circumstances for each of these specific accounts. In addition, we have established internally-determined percentages for allowance for doubtful accounts that are based upon historical collection trends for each payer type and age of these receivables. Accounts receivable that we estimate to be uncollectible, based upon the above process, are fully reserved for in the allowance for doubtful accounts until they are written off or collected. If circumstances change, for instance due to economic downturn resulting in higher than expected defaults or denials, our estimates of the recoverability of our receivables could be reduced by a material amount. Our allowance for doubtful accounts for current accounts receivable totaled $1.1 million and $0.9 million at December 31, 2006 and 2005, respectively.
Measurement of Acquired Assets and Liabilities in Business Combinations
     We account for acquisitions in accordance with Statement of Financial Accounting Standards, or SFAS No. 141, “Business Combinations,” and have adopted the guidelines in Emerging Issues Task Force, or EITF, 02-17 for the identification of and accounting for acquired customers, which for us represents resident relationships. In an acquisition, we assess the fair value of acquired assets which include land, building, furniture and equipment, licenses, resident relationships and other intangible assets, and acquired leases and liabilities. In respect of the valuation of the real estate acquired, we calculate the fair value of the land and buildings, or properties, using an “as if vacant” approach. The fair value of furniture and equipment is estimated on a depreciated replacement cost basis. The value of resident relationships and below (or above) market resident contracts are determined based upon the valuation methodology outlined below. We allocate the purchase price of the acquisition based upon these assessments with, if applicable, the residual value purchase price being recorded as goodwill. Goodwill recorded on acquisitions is not a deductible expense for tax purposes. These estimates are based upon historical, financial and market information. Imprecision of these estimates can affect the allocation of the purchase price paid on the acquisition of facilities between intangible assets and liabilities and the properties and goodwill values determined, and the related depreciation and amortization.
     Resident relationships represent the assets acquired by virtue of acquiring a facility with existing residents and thus avoiding the cost of obtaining new residents, plus the value of lost net resident revenue over the estimated lease-up period of the property. In order to effect such purchase price allocation, management is required to make estimates of the average facility lease-up period, the average lease-up costs and the deficiency in operating profits relative to the facility’s performance when fully occupied. Resident relationships are amortized on a straight-line basis over the estimated average resident stay at the facility.
     Below (or above) market resident contracts represent the value of the difference between amounts to be paid pursuant to the in-place resident contracts and management’s estimate of the fair market value rate, measured over a period of either the average resident stay in the facility, or the period under which we can change the current contract rates to market. The amortization period for the ALC acquisition was 24 months and therefore expired in January 2007. Amortization of below (or above) market resident contracts are included in revenues in the consolidated statement of income.
Valuation of Assets and Asset Impairment
     We record property and equipment at cost less accumulated depreciation and amortization. We depreciate and amortize these assets using a straight-line method for book purposes based upon the estimated lives of the assets. Goodwill represents the cost of the acquired net assets in excess of their fair market values. Pursuant to SFAS No. 142, we do not amortize goodwill and intangible assets with indefinite useful lives. Instead, we test for impairment at least annually. Other intangible assets, consisting of the cost of leasehold rights, are deferred and amortized over the term of the lease including renewal options and resident relationships over the estimated average length of stay at the residence. We periodically assess the recoverability of long-lived assets, including property and equipment, goodwill and other intangibles, when there are indications of potential impairment based upon the estimates of undiscounted future cash flows. The amount of any impairment is calculated by comparing the estimated fair market value with the carrying value of the related asset. We consider such factors as current results, trends and future prospects, current estimated market value, and other economic and regulatory factors in performing these analyses.
     A substantial change in the estimated future cash flows for these assets could materially change the estimated fair values of these assets, possibly resulting in an additional impairment. Changes which may impact future cash flows include, but are not limited to, competition in the marketplace, changes in private pay and Medicaid rates, increases in wages or other operating costs, increased litigation and insurance costs, increased

ASSISTED LIVING CONCEPTS, INC.
litigation and insurance costs, increased operational costs resulting from changes in legislation and regulatory scrutiny, and changes in interest rates.
Self-insured Liabilities
     Insurance coverage for resident care liability and other risks has become difficult to obtain from independent insurance carriers. We insure certain risks with an affiliated insurance subsidiary and third-party insurers. The insurance policies cover comprehensive general and professional liability, workers’ compensation and employer’s liability insurance in amounts and with such coverage and deductibles as we deem appropriate, based on the nature and risks of our business, historical experiences, availability and industry standards. We self-insure for health and dental claims, and in certain states for workers’ compensation, employer’s liability for general and professional liability claims and up to deductible amounts as defined in our insurance policies.
     We accrue our self-insured liabilities based upon past trends and information received from independent actuaries. We regularly evaluate the appropriateness of the carrying value of the self-insured liabilities through independent actuarial reviews. Our estimate of the accruals is significantly influenced by assumptions, which are limited by the uncertainty of predicting future events, and assessments regarding expectations of several factors. Such factors include, but are not limited to: the frequency and severity of claims, which can differ materially by jurisdiction; coverage limits of third-party reinsurance; the effectiveness of the claims management process; and the outcome of litigation.
     Changes in our level of retained risk and other significant assumptions that underlie our estimate of self-insured liabilities, could have a material effect on the future carrying value of the self-insured liabilities. Our accrual for general and professional self-insured liabilities totaled $1.5 million and $1.3 million as of December 31, 2006 and 2005, respectively.
Deferred Tax Assets
     Prior to the Separation our results of operations were included in the consolidated federal tax return of our U.S. parent company, EHI. Federal current and deferred income taxes payable (or receivable) were determined as if we filed our own income tax returns. Deferred tax assets and liabilities are recognized to reflect the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We establish a valuation allowance if we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon us generating future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. There was no valuation allowance for net state deferred tax assets at December 31, 2006 or 2005.
New Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for ALC on January 1, 2007 and, based on our initial assessment, we have not concluded whether or not it will have a material effect on our results of operations, financial position or liquidity.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB 108, in order to eliminate the diversity of practice in the process by which misstatements are quantified for purposes of assessing materiality on the financial statements. SAB 108 is intended to eliminate the potential for the build up of improper amounts on the balance sheet due to the limitations of certain methods of materiality assessment utilized in current practice. SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. If a company’s existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The provisions of SAB 108 must be applied no later than the annual financial statements issued for the first fiscal year ending after November 15, 2006. Our adoption of SAB 108 in the fourth quarter of 2006 for the fiscal year then ended did not have any effect on its results of operations or financial position.

ASSISTED LIVING CONCEPTS, INC.
     The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” , (“SFAS No. 123R”), which replaced SFAS No. 123 “Accounting for Stock-Based Compensation”, (“SFAS No. 123”) and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS No. 123R requires entities to measure compensation cost arising from the grant of share-based awards to employees at fair value and to recognize such cost in income over the period during which the service is provided, usually the vesting period. A stock option plan was authorized in connection with the Separation. As of December 31, 2006, no options had been granted. We plan to account for stock options under SFAS No. 123R upon issuance.
     On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS No. 157 will also require expanded disclosures including the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. We are currently assessing the impact SFAS No. 157 will have on our consolidated financial statements.
Reclassifications
     Certain reclassifications have been made in the prior quarters’ and years’ financial statements to conform to the current quarters’ and years’ presentation. Such reclassifications had no effect on previously reported net income (loss) or stockholders’ equity.

ASSISTED LIVING CONCEPTS, INC.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Qualitative Disclosures
     At December 31, 2006, our long-term debt consisted of fixed-rate debt of $89.6 million, exclusive of a $1.1 million purchase accounting market value adjustment.
     As of December 31, 2006, we had no derivative instruments. We do not speculate using derivative instruments and do not engage in derivative instrument trading activity of any kind.
Quantitative Disclosures
     The table below presents principal, or notional, amounts and related weighted average interest rates by year of maturity for our debt obligations as of December 31, 2006 (dollars in thousands). Amounts exclude purchase accounting market value adjustment of debt of $1.1 million.

								Fair
								Value
						After		Liability
	2007	2008	2009	2010	2011	2011	Total	(Asset)
LONG-TERM DEBT:
Fixed Rate	$2,301	$26,259	$12,118	$1,320	$1,409	$46,149	$89,556	$90,862
Average Interest Rate	6.34%	6.05%	6.38%	6.58%	6.60%	6.60%	6.40%
     The above table incorporates only those exposures that existed as of December 31, 2006, and does not consider those exposures or positions which could arise after that date or future interest rate movements.
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See the F-Pages contained herein, which include our audited consolidated financial statements and are incorporated by reference in this Item 8.
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     On October 16, 2006, the boards of directors of Extendicare and ALC resolved to engage Grant Thornton LLP (“Grant Thornton”) as ALC’s independent auditor and to dismiss KPMG LLP (“KPMG”) as ALC’s independent auditor. For more information, see our Definitive Information Statement dated November 10, 2006 which is filed as an Exhibit to our Current Report on Form 8-K dated November 10, 2006.
ITEM 9A — CONTROLS AND PROCEDURES
Management’s Assessment of Internal Control Over Financial Reporting
     We were not required to provide management’s assessment of our internal control over financial reporting or the attestation report of our independent registered public accounting firm about management’s assessment for our 2006 fiscal year. We are required to provide these for fiscal year 2007.
Disclosure Controls and Procedures and Internal Control Over Financial Reporting
     ALC’s management, with the participation of ALC’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of ALC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006. ALC’s disclosure controls and procedures are designed to ensure that information required to be disclosed by ALC in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to ALC’s management, including its Chief Executive Officer, to allow timely decisions regarding required disclosures. Based on such evaluation, ALC’s management, including its Chief Executive

ASSISTED LIVING CONCEPTS, INC.
Officer and Chief Financial Officer, has concluded that, as of December 31, 2006, ALC’s disclosure controls and procedures were effective.
     There have not been any changes in ALC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, ALC’s internal control over financial reporting, except as follows:
     In connection with the Separation, ALC established or is in the process of establishing certain disclosure controls and procedures associated with being a public company. Such disclosure controls and procedures relate to the development of a financial reporting function within ALC. Enhancements to internal control over financial reporting have been made during the last fiscal quarter which include: the establishment of an independent Board of Directors and committees thereof; hiring of the Chief Financial Officer, Corporate Secretary, and other financial personnel.
     Management believes these enhancements materially affect ALC’s internal control over financial reporting and are appropriate given the circumstances.
     Management believes that the accompanying consolidated financial statements fairly present, in all material respects, the financial condition, results of operations and cash flows for the years presented in this report on Form 10-K.
ITEM 9B — OTHER INFORMATION
Forward-Looking Statements and Cautionary Factors
     This report and other documents or oral statements we make or made on our behalf contain both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are predictions and generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “will,” “target,” “intend,” “plan,” “foresee,” or other words or phrases of similar import. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated. In addition to any factors that may accompany forward-looking statements, factors that could materially affect actual results include the following.
     Factors and uncertainties facing our industry and us include:
▪	national, regional and local competition which could cause us to lose market share and revenue;

▪	markets where overbuilding exists and future overbuilding in other markets where we operate our residences may adversely affect our operations;

▪	our ability to cultivate new or maintain existing relationships with physicians and others in the communities in which we operate could affect occupancy rates;

▪	events which adversely affect the ability of seniors to afford our monthly resident fees could cause our occupancy rates, revenues and results of operations to decline;

▪	changes in the numbers of our residents who are private pay residents may significantly affect our profitability;

▪	reductions in Medicaid rates may decrease our revenues;

▪	termination of our resident agreements and vacancies in the living spaces we lease could adversely affect our revenues, earnings and occupancy levels;

▪	increases in labor costs, as a result of a shortage of qualified personnel or otherwise, could substantially increase our operating costs;

▪	personal injury claims, if successfully made against us, could materially and adversely affect our financial condition and results of operations;

▪	failure to comply with laws and government regulation could lead to fines and penalties;

▪	compliance with regulations may require us to make unanticipated expenditures which could increase our costs and therefore adversely affect our earnings and financial condition;

▪	audits and investigations under our contracts with federal and state government agencies could have adverse findings that may negatively impact our business;

▪	failure to comply with environmental laws, including laws regarding the management of infectious medical waste, could materially and adversely affect our financial condition and results of operations;

▪	failure to comply with laws governing the transmission and privacy of health information could materially and adversely affect our financial condition and results of operations;

▪	efforts to regulate the construction or expansion of healthcare providers could impair our ability to expand through construction of new residences or expansion of exiting residences;

▪	we may make acquisitions that could subject us to a number of operating risks; and

▪	costs associated with capital improvements could adversely affect our profitability.

ASSISTED LIVING CONCEPTS, INC.
     Factors and uncertainties related to our indebtedness and lease arrangements include:
▪	loan covenants could restrict our operations and any default could result in the acceleration of indebtedness or cross-defaults, any of which would negatively impact our liquidity and inhibit our ability to grow our business and increase revenues;

▪	if we do not comply with the requirements in leases or debt agreements pertaining to revenue bonds, we would be subject to financial penalties;

▪	our indebtedness and long-term leases could adversely affect our liquidity and our ability to operate our business and our ability to execute our growth strategy; and

▪	increases in market interest rates could significantly increase the costs of our unhedged debt and lease obligations, which could adversely affect our liquidity and earnings.
     Additional risk factors are discussed under the “Risk Factors” section in Item 1A of this report.

ASSISTED LIVING CONCEPTS, INC.
PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information regarding our Directors and Section 16(a) beneficial ownership reporting compliance is incorporated by reference from our definitive proxy statement for the 2007 annual meeting of stockholders under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance, “and “Independence, Meetings, Committees, Governance Documents, Communications and Director Compensation.” The balance of the response to this item is contained in the discussion entitled “Executive Officers of the Registrant” under Item 4 of Part I of this report.
     Information about our audit committee financial expert is incorporated by reference to our definitive proxy statement for the 2007 annual meeting of stockholders.
     We have adopted a Code of Business Conduct and Ethics that applies to all employees, directors and officers, including our Chief Executive Officer, principal financial officer and principal accounting officer, as well as a Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our Chief Executive Officer, Chief Financial Officer, and Controller, both of which are available on our website at www.alcco.com. Any amendment to, or waiver from, a provision of such codes of ethics will be posted on our website.
ITEM 11 — EXECUTIVE COMPENSATION
     Information about executive compensation is incorporated by reference to our definitive proxy statement for the 2007 annual meeting of stockholders under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee Report.”
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information about security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated by reference to our definitive proxy statement for the 2007 annual meeting of stockholders under the captions “Securities authorized for Issuance under Equity Compensation Plans” and “Stock Ownership of Management and Others.”
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information about certain relationships and transactions with related parties is incorporated herein by reference from our definitive proxy statement from the 2007 annual meeting of stockholders under the captions “Certain Business Relationships; Related Party Transactions” and “Independence, Meetings, Committees, Governance Documents, Communications and Director Compensation.”
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information about principal accountant fees and services is incorporated by reference from our definitive proxy statement for the 2007 annual meeting of stockholders under the captions “Independent Auditors.”

ASSISTED LIVING CONCEPTS, INC.
PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     The following documents are filed as part of this report:
1.	Reports of Independent Registered Public Accounting Firms

Our audited consolidated financial statements:
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Stockholders’ Equity and Parent’s Investment for the periods ended December 31, 2006, 2005, and 2004
Consolidated Statements of Cash Flows for the periods ended December 31, 2006, 2005, and 2004
Notes to Consolidated Financial Statements
2.	Financial Statement Schedules

Schedules are omitted because they are not applicable or because the required information is given in the consolidated financial statements and notes thereto.

3.	Exhibits

See the Exhibit Index included as the last part of this report (following the signature page), which is incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk.

ASSISTED LIVING CONCEPTS, INC.

ASSISTED LIVING CONCEPTS, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Assisted Living Concepts, Inc.:
     We have audited the accompanying consolidated balance sheet of Assisted Living Concepts, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement position. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Assisted Living Concepts, Inc. as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
GRANT THORNTON LLP
Milwaukee, Wisconsin
March 21, 2007

ASSISTED LIVING CONCEPTS, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Assisted Living Concepts, Inc.:
     We have audited the accompanying balance sheet of Assisted Living Concepts, Inc. (“the Company”) (a combination of certain assisted living businesses in the United States owned by subsidiaries of Extendicare Inc. as defined in Note 1), as of December 31, 2005, and the related statements of income, parent’s investment, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Assisted Living Concepts, Inc. as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.
KPMG LLP
Milwaukee, Wisconsin
June 5, 2006

ASSISTED LIVING CONCEPTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except
share and per share data)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$19,951	$6,439
Investments	5,332	—
Accounts receivable, less allowances of $1,086 and $872 respectively	5,395	4,351
Supplies, prepaid expenses and other current assets	8,178	4,904
Income tax receivable	90	—
Deferred income taxes	1,552	392
Due from Extendicare and affiliates:
Deferred federal income taxes	—	350
Other	—	76

Total current assets	40,498	16,512
Property and equipment, net	374,612	378,362
Goodwill and other intangible assets, net	18,102	19,953
Restricted cash	10,947	3,975
Other assets	3,181	1,696
Net assets of discontinued operations	—	199

Total Assets	$447,340	$420,697

LIABILITIES AND STOCKHOLDERS’ EQUITY AND PARENT’S INVESTMENT
Current Liabilities:
Accounts payable	$5,134	$5,027
Accrued liabilities	19,580	20,267
Accrued state income taxes	—	570
Current maturities of long-term debt	2,732	2,925
Current portion of self-insured liabilities	300	300

Total current liabilities	27,746	29,089
Accrual for self-insured liabilities	1,171	1,027
Long-term debt	87,904	128,601
Deferred income taxes	5,146	814
Other long-term liabilities	8,535	7,181
Due to Extendicare and affiliates:
Deferred federal income taxes	—	3,324
Interest-bearing advances	—	47,218

Total Liabilities	130,502	217,254

Preferred stock, par value $0.01 per share, 25,000,000 shares authorized, none issued or outstanding	—	—
Series A Common Stock, par value $0.01 per share, 400,000,000 authorized, 59,501,918 issued and outstanding	595	—
Series B Common Stock, par value $0.01 per share, 75,000,000 authorized, 9,956,337 issued and outstanding	100	—
Additional paid-in capital	313,474	—
Accumulated other comprehensive income	530	—
Retained earnings	2,139	—

Parent’s Investment	—	203,443

Total Stockholders’ Equity	316,838	—

Total Liabilities and Stockholders’ Equity and Parent’s Investment	$447,340	$420,697

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues	$231,148	$204,949	$33,076

Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	153,347	138,126	23,837
General and administrative	10,857	6,789	506
Residence lease expense	14,291	12,852	66
Depreciation and amortization	16,699	14,750	3,281
Transaction costs	4,415	—	—
Impairment of long-lived asset	3,080	—	—

Total operating expenses	202,689	172,517	27,690

Income from operations	28,459	32,432	5,386
Other expense:
Interest expense, net	(9,197)	(11,603)	(1,738)
Loss on early retirement of debt	—	—	(647)

Income from continuing operations before income taxes	19,262	20,829	3,001
Income tax expense	(8,727)	(8,119)	(1,138)

Net income from continuing operations	10,535	12,710	1,863
Loss from discontinued operations, net of taxes	(1,526)	(368)	(228)

Net income	$9,009	$12,342	$1,635

Weighted average common shares:
Basic	69,326	69,322	69,322
Diluted	70,205	70,205	70,205
Per share data:
Basic earnings per common share:
Income from continuing operations	$0.15	$0.18	$0.02
Loss from discontinued operations	(0.02)	—	—

Net income	$0.13	$0.18	$0.02

Diluted earnings per common share:
Income from continuing operations	$0.15	$0.18	$0.02
Loss from discontinued operations	(0.02)	—	—

Net income	$0.13	$0.18	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND PARENT’S INVESTMENT
(In thousands)

							Total
					Accumulated		Stockholders’
			Additional		Other		Equity
	Common Stock		Paid-In	Parent’s Net	Comprehensive	Retained	Or Parent’s	Comprehensive
	Shares	Amount	Capital	Investment	Income	Earnings	Investment	Income
Balance, December 31, 2003	—	$—	$—	$71,392	$—	$—	$71,392	$—
Net Income	—	—	—	1,635	—	—	1,635	1,635
Net cash activity with parent	—	—	—	5,758	—	—	5,758	—
Non-cash activity with parent	—	—	—	587	—	—	587	—

Comprehensive income	—	—	—	—	—	—	—	$1,635

Balance, December 31, 2004	—	—	—	79,372	—	—	79,372	$—
Net income	—	—	—	12,342	—	—	12,342	12,342
Cash contribution from parent for acquisition of ALC	—	—	—	101,648	—	—	101,648	—
Net cash activity with parent	—	—	—	9,521	—	—	9,521	—
Non-cash activity with parent	—	—	—	560	—	—	560	—

Comprehensive income	—	—	—	—	—	—	—	$12,342

Balance, December 31, 2005	—	—	—	203,443	—	—	203,443	$—
Net change in Class A Common Stock	59,502	595	—	—	—	—	595	—
Net change in Class B Common Stock	9,956	100	—	—	—	—	100	—
Conversion of Class B Common Stock to Class A Common Stock	—	—	(2)	—	—	—	(2)	—
Unrealized gains on available for sale securities, net of tax	—	—	—	—	530	—	530	530
Net income	—	—	—	6,870	—	2,139	9,009	9,009
Net cash activity with parent	—	—	—	36,808	—	—	36,808	—
Non-cash activity with parent	—	—	—	66,355	—	—	66,355	—
Parent investment	—	—	313,476	(313,476)	—	—	—	—

Comprehensive income	—	—	—	—	—	—	—	$9,539

Balance, December 31, 2006	69,458	$695	$313,474	$—	$530	$2,139	$316,838

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$9,009	$12,342	$1,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,699	14,920	3,744
Amortization of purchase accounting adjustments for:
Leases and debt	(527)	(663)	—
Below market resident leases	(1,187)	(2,488)	—
Provision for bad debts	214	458	102
Provision for self-insured liabilities	415	748	—
Payments of self-insured liabilities	(271)	(324)	—
Loss on impairment of long-lived assets including impairments in discontinued operations	5,018	—	—
Deferred income taxes	335	3,347	(516)
Changes in assets and liabilities:
Accounts receivable	(1,258)	(1,079)	139
Supplies, prepaid expenses and other current assets	(3,274)	(647)	(55)
Accounts payable	107	764	(265)
Accrued liabilities	(687)	3,010	34
Income taxes payable/ receivable	(999)	1,845	—
Changes in other non-current assets	(7,264)	—	—
Other long-term liabilities	2,649	—	—
Current due to Extendicare	76	(3,471)	—

Cash provided by operating activities	19,055	28,762	4,818

INVESTING ACTIVITIES:
Payment for acquisitions	(4,619)	(144,578)	—
Cash balances in acquisitions	—	6,522	—
Payments for new construction projects	(3,338)	(15,198)	(12,684)
Payments for purchases of property and equipment	(12,832)	(5,822)	(1,520)
Proceeds from sales of property and equipment	79	—	3,728
Changes in other non-current assets	—	110	5

Cash used in investing activities	(20,710)	(158,966)	(10,471)

FINANCING ACTIVITIES:
Capital contributions (distributions) from (to) Extendicare	(541)	9,521	5,758
Capital contributions to ALC	44,219	101,648	—
Proceeds from debt to finance ALC acquisition	—	60,000	—
Interest bearing advances from Extendicare to payoff debt	—	51,016	—
Repayment of interest bearing advances to Extendicare	(25,200)	(3,798)	—
Payments of long-term debt	(2,312)	(84,388)	—
Payment of deferred financing fees	(999)	—	—
Other long-term liabilities	—	2,525	(211)

Cash provided by financing activities	15,167	136,524	5,547

Increase (decrease) in cash and cash equivalents	13,512	6,320	(106)
Cash and cash equivalents, beginning of year	6,439	119	225

Cash and cash equivalents, end of year	$19,951	$6,439	$119

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

	Year Ended December 31,
	2006	2005	2004
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$10,039	$12,116	$1,738
Income tax payments, net of refunds	6,477	5,949	1,502
Supplemental schedule of non-cash investing and financing activities:
Extendicare made the following non-cash contributions in connection with the Separation transaction:
Investments	$4,463	$—	$—
Forgiveness of debt and intercompany balances	60,177	—	—
Deferred tax	2,512	—	—
Other	(797)	—	—

Total	$66,355	$—	$—

Extendicare acquired all of the capital stock of Assisted Living Concepts, Inc. in connection with the Acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$—	$315,200	$—
Cash paid	—	(144,578)	—

Liabilities assumed	$—	$170,622	$—

Capital lease obligations incurred to purchase properties	$—	$12,848	$—

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     Assisted Living Concepts, Inc. and its subsidiaries (“ALC” or the “Company”) operate 207 assisted living residences in 17 states in the United States totaling 8,302 units as of December 31, 2006. ALC’s residences average approximately 40 units and offer residents a supportive, home-like setting and assistance with the activities of daily living.
     ALC became an independent, publicly traded company listed on the New York Stock Exchange on November 10, 2006 (the “Separation Date”) when ALC Class A and Class B Common Stock was distributed to Extendicare Inc. (“Extendicare”) stockholders (the “Separation”).
     The consolidated financial statements of ALC represent, prior to the Separation Date, the consolidated financial position and results of operations of the assisted living operations of Extendicare in the United States. After the Separation Date, the consolidated financial statements represent 178 assisted living residences operated by ALC and 29 residences purchased from Extendicare Health Services, Inc. (“EHSI”), a subsidiary of Extendicare shortly before the Separation.
     On June 19, 2006, ALC formed Pearson Insurance Company, LTD (“Pearson”), a wholly owned Bermuda based captive insurance company to self-insure general and professional liability risks.
     Effective upon the Separation, the ownership structure of the entities changed and as such became consolidated. All references to ALC financial statements, both pre- and post-Separation Date herein are referred to as “consolidated” as opposed to “combined.”
     For periods prior to the Separation Date, the historical consolidated financial and other data in this report have been prepared to include all of Extendicare’s assisted living business in the United States, consisting of:
▪	the assisted living residences operated by EHSI through the Separation Date, which ranged from 29 to 36 residences between January 1, 2003 and the date of the Acquisition and consisted of 32 residences operated by EHSI at December 31, 2005,

▪	177 assisted living residences operated by ALC since the time of the Acquisition,

▪	three assisted living residences that were constructed and owned by EHSI (two of which were operated by ALC) during 2005,

▪	the Escanaba residence since its acquisition on November 1, 2006, and

▪	Pearson since its formation on June 19, 2006.
     Prior to the Separation, operations were terminated at four of the EHSI residences and are presented as discontinued operations. At the Separation Date, the historical financial statements included 209 residences (two of which remained with EHSI).
     After the Separation Date, historical consolidated financial and other data include 178 assisted living residences operated by ALC (including Escanaba), 29 residences purchased from EHSI for a total of 207 residences, and Pearson.
     The historical consolidated financial and other operating data do not contain data related to certain assets including certain investments that were transferred to ALC but do include certain assets and operations that were not transferred to ALC in connection with the Separation. ALC did not include in the Separation certain EHSI properties as they did not fit ALC’s targeted portfolio profile or were not readily separable from EHSI’s operations. The differences between the historical consolidated financial data and financial data for the assets and the operations transferred in the Separation are immaterial in 2005 and 2006. Results of operations prior to 2005 are not directly comparable to later results of operations because the earlier results do not contain the 177 ALC properties associated with the Acquisition.
     ALC operates in a single business segment with all revenues generated from properties located within the United States.
2. ALC SEPARATION
     (a) Extendicare Strategic Initiatives
     In February 2006, the Board of Directors of Extendicare announced the appointment of a committee of independent directors to review and consider various structures and options that would provide value to its stockholders. The Board of Extendicare believed that the Extendicare share price had not been reflective of its underlying operational performance and historical results. Among the alternatives explored was the sale or reorganization of all, or part, of Extendicare.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
     On November 7, 2006, the Board of Directors of Extendicare announced its intention to complete a plan of arrangement which, among other things unrelated to ALC, entailed the Separation and the conversion of the remaining business of Extendicare into an unincorporated open ended real estate investment trust (“REIT”) (together with the Separation, the “Plan of Arrangement”). On November 10, 2006, the Plan of Arrangement was completed.
(b) ALC Separation
     On May 31, 2006, the Board of Directors of Extendicare approved the Plan of Arrangement. On October 16, 2006 and October 24, 2006, respectively the holders of Extendicare’s Subordinate and Multiple Voting Shares and the Ontario Superior Court of Justice (Commercial List) approved the Plan of Arrangement which was expected to occur on November 1, 2006. On October 31, 2006 the Canadian Ministry of Finance announced a significant change in the Canadian tax laws as it pertained to the REIT structure proposed for Extendicare. In response to the Minister of Finance’s announcement, the Extendicare Board of Directors met on October 31, 2006 and decided to delay the implementation of the Plan of Arrangement until the Board had the opportunity to give further consideration to the potential consequences of the tax proposal on the Plan of Arrangement. On November 7, 2006, the Board of Directors of Extendicare announced its intention to complete its Plan of Arrangement including the Separation. The Separation was effective November 10, 2006, when ALC became a separately traded public company.
     In connection with the Separation, holders of Extendicare Subordinate Voting Shares received the following:
▪	one Extendicare Common Share;

▪	one share of Class A Common Stock of ALC.
     Holders of Extendicare Multiple Voting Shares received the following:
▪	1.075 Extendicare Common Shares;

▪	one share of Class B Common Stock of ALC.
     Each Extendicare Common Share received in the transactions described above was immediately exchanged for units of Extendicare REIT on a 1:1 basis, or, at the election of holders that are Canadian residents, for units of Extendicare Holding Partnership on a 1:1 basis. The Separation is accounted for at historical cost due to the pro rata nature of the distribution.
     The authorized capital stock of ALC consists of 400,000,000 shares of Class A Common Stock, par value of $0.01 per share, 75,000,000 shares of Class B Common Stock, par value $0.01 per share and 25,000,000 shares of preferred stock, par value $0.01 per share. Subject to certain voting rights of the holders of Class B Common Stock, ALC’s Board of Directors is authorized to provide for the issuance of preferred stock in one or more series and to fix the designations, preferences, powers, participation rights, qualifications and limitations and restrictions, including the dividend rate, conversion rights, voting rights, redemption price and liquidation preferences of such preferred stock. At the Separation Date, ALC had approximately 57.5 million shares of Class A Common Stock outstanding, 11.8 million shares of Class B Common Stock outstanding, and no preferred stock outstanding. Each share of Class B Common Stock is convertible at any time, and from time to time at the option of the holder thereof into 1.075 shares of Class A Common Stock. Shares of Class A Common Stock are not convertible into shares of Class B Common Stock. On December 20, 2006 approximately 1.8 million shares of Class B Common Stock were converted into approximately 2.0 million shares of Class A Common Stock.
     Following the Separation, ALC and Extendicare operate independently. Neither ALC nor Extendicare has any stock ownership, or, beneficial interest, in the other.
     Certain employees of ALC participated in Extendicare’s stock option plan and purchased Extendicare stock prior to the Separation. For 2006, 2005 and 2004, compensation expense was $0.4 million, $0.1 million and $0, respectively. In conjunction with the Separation, ALC put in place a stock incentive plan. As of December 31, 2006, no shares or options have been granted under ALC’s incentive compensation plan.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(c) Transactions and Agreements in Connection with Separation
     In preparation for, and immediately prior to the completion of the Separation, EHSI and ALC entered into a Separation Agreement, a Tax Allocation Agreement, Transitional Service Agreements and certain other agreements related to the Separation. These agreements govern the allocation of assets and liabilities between Extendicare and ALC as well as certain aspects of the ongoing relationship between Extendicare and ALC after the Separation. In addition, ALC and Extendicare have executed certain deeds, bills of sale, stock powers, certificates of title, assignments and other instruments of sale, contribution, conveyance, assignment, transfer and delivery required to consummate the Separation.
Separation Agreement
     The Separation Agreement sets forth the agreements with Extendicare related to the transfer of assets and the assumption of liabilities necessary to separate ALC from Extendicare. It also sets forth ALC’s and Extendicare’s indemnification obligations following the Separation.
     In addition, ALC agreed to perform, discharge and fulfill:
▪	all liabilities primarily related to, arising out of or resulting from the operation or conduct of ALC’s business, except for any pre-transfer liabilities related to the 29 assisted living residences transferred to ALC from EHSI, and including any liabilities to the extent relating to, arising out of or resulting from any other asset transferred to ALC from Extendicare, whether before, on or after the completion of the Separation;

▪	all liabilities recorded or reflected in the financial statements of ALC;

▪	all liabilities relating to certain specified lawsuits that primarily relate to ALC; and

▪	liabilities of Extendicare under any agreement between Extendicare and any of ALC’s directors or director nominees, entered prior to the completion of the Separation that indemnifies such directors or director nominees for actions taken in their capacity as directors or director nominees of ALC.
Tax Allocation Agreement
     The Tax Allocation Agreement governs both ALC’s and Extendicare’s rights and obligations after the separation with respect to taxes for both pre- and post-separation periods. Under the Tax Allocation Agreement, ALC is generally required to indemnify Extendicare for any taxes attributable to its operations (excluding the assisted living residences transferred to ALC from EHSI as part of the separation) for all pre-Separation Date periods and Extendicare generally is expected to be required to indemnify ALC for any taxes attributable to its operations (including the assisted living residences transferred to ALC from EHSI as part of the separation) for all pre-Separation Date periods. In addition, Extendicare is liable, and indemnifies ALC, for any taxes incurred in connection with the Separation.
     Under U.S. Federal income tax law, ALC and Extendicare will be jointly and severally liable for any taxes imposed on Extendicare for the periods during which ALC was a member of Extendicare’s consolidated group, including any taxes imposed with respect to the disposition of ALC common stock. There is no assurance, however, that Extendicare will have sufficient assets to satisfy any such liability or that ALC will successfully recover from Extendicare any amounts for which ALC is held liable.
     ALC’s liability for any taxes imposed on Extendicare could have a material effect on ALC’s financial statements and results of operations. As of December 31, 2006, the estimated amount due from Extendicare related to consolidated pre-Separation return filings is $2.0 million.
Transitional Services Agreements
     ALC and Extendicare have entered into a number of Transitional Services Agreements, pursuant to which Extendicare and its affiliates will perform certain services for ALC for a limited period of time following the Separation including;
▪	payroll and benefits processing for all ALC employees at pre-defined monthly rates based upon the number of residences and units being processed,

▪	information technology and hosting services for certain of our software applications, and

▪	purchasing services, through EHSI’s purchasing group, United Health Facilities, Inc.

ASSISTED LIVING CONCEPTS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
     ALC expects to pay Extendicare for the services it provides based upon rates established with Extendicare that reflect fair market rates for the applicable service.
     The payroll and benefits processing and technology services arrangements are terminable upon 90 days’ prior notice. ALC has also entered into a one year consulting arrangement with Extendicare for Medicaid cost reporting relating to the state of Texas. The arrangement is based on the fair value of the service and is renewable at the discretion of ALC.
Transfer of EHSI Assisted Living Operations and Properties to ALC
     As of December 31, 2005, EHSI owned 33 assisted living residences and leased one assisted living residence, and operated 32 of the 34 assisted living residences, with two assisted living residences owned by EHSI being operated by ALC. In the first quarter of 2006, EHSI closed an assisted living residence (60 units) in Texas, closed an assisted living residence in Oregon (45 units), and the term of the leased assisted living residence (63 units) in Washington ended and EHSI decided to terminate the operations due to poor financial performance. As of the Separation Date, EHSI owned 31 and operated 29 assisted living residences, with two assisted living residences owned by EHSI being operated by ALC. ALC has completed the transfer of all residences from EHSI to ALC. The aggregate purchase price for the residences was approximately $68.7 million (exclusive of amounts previously paid in respect of the operations and personal property related to EHSI’s assisted living residences). This transfer was a taxable event for EHSI resulting in a step-up in the tax basis of these residences, which is not recognized for book purposes.
Transfer of Cash, Share Investments and Notes Prior to ALC Separation
     In addition, prior to the Separation, Extendicare and EHSI made certain capital contributions to ALC:
▪	$10.0 million in cash contributed into ALC to establish Pearson;

▪	$4.1 million in cash contributed by EHSI to ALC to fund transaction costs related to the Separation;

▪	$5.0 million in cash contributed by EHSI into ALC to fund ALC’s purchase of an office building in August 2006;

▪	a capital contribution of approximately $22.0 million by EHSI as settlement of the outstanding debt owed by ALC to EHSI;

▪	the contribution to ALC of Canadian Share investments in BAM with a fair value of $2.0 million, MedX which had a carrying value of $0.3 million, and Omnicare shares with a fair value of $2.1 million; and

▪	an $18.0 million cash contribution to equity.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Principles of Presentation and Consolidation
     Prior to November 10, 2006, the consolidated financial statements include a combination of historical financial assets and operations of the assisted living operations of Extendicare described in Note 1. For periods after the Separation Date the consolidated financial statements include the 178 assisted living residences operated by ALC and the 29 residences purchased from Extendicare. The accompanying consolidated financial statements include the financial statements of ALC and all its majority owned subsidiaries. All significant intercompany accounts and transactions with subsidiaries have been eliminated from the consolidated financial statements.
     ALC’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s most significant estimates include revenue recognition and valuation of accounts receivable, measurement of acquired assets and liabilities in business combinations, valuation of assets and determination of asset impairment, self-insured liabilities for general and professional liability, workers’ compensation and health and dental claims, valuation of conditional asset retirement obligations, and valuation of deferred tax assets. Actual results could differ from those estimates.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
     ALC operates in only one business segment, being the assisted living business and all of the properties and revenues generated from those properties are located in the United States.
(b) Cash and Cash Equivalents
     ALC considers highly liquid investments that have a maturity of 90 days or less to be cash equivalents. ALC has a centralized approach to cash management. ALC has deposits in banks that exceed Federal Deposit Insurance Corporation limits. Management believes the credit risk related to these deposits is minimal.
(c) Investments
     Investments in marketable securities are stated at fair value. Investments with no readily determinable fair value are carried at cost. Fair value is determined using quoted market prices at the end of the reporting period and, when appropriate, exchange rates at that date. Unrealized gains and losses on marketable securities classified as available-for-sale are recorded in accumulated other comprehensive income, net of tax. ALC regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the consolidated statements of income. Subsequent to December 31, 2006, the fair market value of one ALC investment declined by $1.2 million.
(d) Accounts Receivable
     Accounts receivable are recorded at the net realizable value expected to be received from individual residents or their responsible parties (“private payers”) and state assistance programs such as Medicaid.
     As of December 31, 2006 and 2005, ALC had approximately 43% and 35%, respectively of its accounts receivable derived from private sources, with the balance owing under various state Medicaid programs. Although management believes there are no credit risks associated with these government agencies other than possible funding delays, claims filed under the Medicaid program can be denied if not properly filed prior to a statute of limitations. End of period receivables are predominately Medicaid because private payers are generally billed and collected in advance whereas Medicaid programs cannot be billed and collected until services have been performed.
     ALC periodically evaluates the adequacy of its allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds, which vary by payer type. Allowances for uncollectibility are considered based upon the evaluation of the circumstances for each of these specific accounts. In addition, ALC has established internally-determined percentages for establishing an allowance for doubtful accounts, which is based upon historical collection trends for each payer type and age of the receivables. Accounts receivable that the Company specifically estimates to be uncollectible, based upon the above process, are fully reserved for in the allowance for doubtful accounts until they are written off or collected. In 2006, 2005 and 2004 ALC had write-offs of accounts receivable of $0.4 million, $0.4 million and $0.1 million, respectively. Bad debt expense was $0.7 million, $0.5 million and $0.1 million in 2006, 2005 and 2004, respectively.
     As part of the Acquisition, ALC acquired a $0.7 million allowance for doubtful accounts.
(e) Property and Equipment
     Property and equipment are stated at cost less accumulated depreciation and amortization. Provisions for depreciation and amortization are computed using the straight-line method for financial reporting purposes at rates based upon the following estimated useful lives:

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Buildings	30 to 40 years
Building improvements	5 to 20 years
Furniture and equipment	3 to 10 years
Leasehold improvements	The shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased
     Construction in progress includes pre-acquisition costs and other direct costs related to acquisition, development and construction of properties, including interest, which are capitalized until the residence is opened. Depreciation of the residence, including interest capitalized, is commenced the month after the residence is opened and is based upon the useful life of the asset, as outlined above. ALC capitalized interest expense of $0.2 million, $0.5 million and $0.3 million in 2006, 2005 and 2004, respectively.
     Maintenance and repairs are charged to expense as incurred. When property or equipment is retired or disposed, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is included in the results of operations.
     Depreciation expense for 2006 and 2005 was $14.6 million and $12.8 million, respectively.
(f) Leases
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
     Leases that are operating leases with defined scheduled rent increases are accounted for in accordance with FASB Technical Bulletin 85-3. The scheduled rent increases are recognized on a straight-line basis over the lease term.
(g) Goodwill and Other Intangible Assets
     Goodwill represents the cost of acquired net assets in excess of their fair market values. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and also reviewed at least annually for impairment. ALC performed its annual assessment in the fourth quarter and did not record an impairment of goodwill in 2006, 2005 or 2004. If circumstances arise which would indicate a potential impairment, an assessment would be performed at that time.
     Resident relationships intangible assets are stated at the amount determined upon acquisition, net of accumulated amortization. Resident relationships intangible assets are amortized on a straight-line basis, based upon a review of the time period to achieve optimal occupancy. ALC generally amortizes the resident relationships asset over a 36-month period. The amortization period is subject to evaluation upon each acquisition. Amortization of the resident relationships asset is included within amortization expense in the consolidated statements of income.
(h) Long-lived Assets
     ALC assesses annually the recoverability of long-lived assets, including property and equipment, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that all long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of an asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent the book value of the asset exceeds estimated fair value. ALC incurred an impairment of long-lived asset charge in continuing

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
operations of $3.1 million on one property in 2006 and $1.9 million of impairment charges on two properties held in discontinued operations. There was no such charge in the prior two years. Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less all associated costs of disposition. In addition, SFAS No. 144 requires separate reporting of discontinued operations to the component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Management considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors, in performing these analyses.
(i) Self-insured Liabilities
     ALC maintains business insurance programs with significant self-insured retentions, which cover workers’ compensation, business automobile, and general and professional liability claims. ALC accrues estimated losses using actuarial calculations, models and assumptions based on historical loss experience. ALC maintains a self-insured health benefits plan which provides medical benefits to employees electing coverage under the plan. ALC maintains a reserve for incurred but not reported medical claims based on historical experience and other assumptions. ALC uses independent actuarial firms to assist in determining the adequacy of general, professional and workers’ compensation liability reserves.
(j) Stockholders’ Equity and Parent’s Investment
     Until the Separation Date, ALC’s Parent’s Investment represented Extendicare’s historical investment of capital into ALC, accumulated net earnings after taxes, offset by the inter-company transactions that result from the net withdrawals of cash from earnings of ALC. Prior to the Separation Date, it was not possible to segregate the component of Parent’s Investment into equity and retained earnings.
     EHSI managed cash on a centralized basis, and prior to the Acquisition did not retain any significant cash balances at assisted living residences. As a result, cash advances or withdrawals prior to and after the Acquisition were recorded in the Parent’s Investment account.
     After the Acquisition and before the Separation Date, EHSI maintained ALC’s bank account, and until EHSI amended its senior secured credit facility (the “EHSI Revolving Credit Facility”), did not transfer cash between EHSI and ALC. However, after EHSI amended the EHSI Revolving Credit Facility in August 2005, EHSI converted back to its centralized approach to cash management and therefore periodically transferred all excess funds of ALC to EHSI’s main cash deposit account. Transfers of cash to (from) EHSI reduced (increased) ALC’s advance to EHSI.
     In connection with the Separation, ALC authorized 400,000,000 shares of Class A Common Stock and issued 57,543,165 of such shares, $0.01 par value, and also authorized 75,000,000 shares of Class B Common Stock and issued 11,778,433 of such shares, $0.01 par value.
     ALC has also authorized 25,000,000 shares of Preferred Stock, none of which has been issued as of December 31, 2006.
     Through December 31, 2006, 1,822,096 shares of ALC’s Class B Common Stock were converted into 1,958,753 Class A Common Stock. At December 31, 2006 ALC had 59,501,918 shares of Class A Common Stock and 9,956,337 shares of Class B Common Stock outstanding.
(k) Revenue Recognition
     For 2006, 2005 and 2004 approximately 79%, 78% and 93%, respectively, of revenues were derived from private payers. The remainder of ALC’s revenue was derived from state-funded Medicaid reimbursement programs. Revenues are recorded in the period in which services and products are provided at established rates. Revenues collected in advance are recorded as deferred revenue upon receipt and recorded to revenue in the period the revenues are earned.
     From time to time, ALC collects new residency fees from private pay residents. These fees are non-refundable and generally used to prepare a residents room for occupancy. ALC defers these revenues and amortizes over the expected stay of private pay residents, which is approximately 14 months.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(l) Advertising Expense
     Advertising costs are expensed as incurred. Advertising expense incurred for 2006, 2005 and 2004 totaled $1.2 million, $1.6 million and $0.6 million, respectively.
(m) Transaction Costs
     ALC expenses transaction costs as incurred. During 2006 ALC incurred $4.4 million of transaction costs related the Separation. Extendicare partially funded these costs with a $4.1 million cash capital contribution.
(n) Interest
     For periods prior to the Acquisition, interest expense was allocated to the EHSI assisted living residences based upon the assisted living residences’ historic cost and the average borrowing rates for those periods. For periods after the Acquisition and prior to the Separation, interest charges are allocated based upon:
▪	any specific residence-based debt instruments in place prior to the Acquisition and before the Separation Date with the applicable interest charges;

▪	interest incurred by EHSI on the replacement of pre-acquisition date debt incurred prior to the Acquisition;

▪	for the residences owned by EHSI, based upon the assisted living residences’ historic cost and average borrowing rates for those periods; and

▪	for the EHSI line of credit debt incurred on the Acquisition, the interest incurred based upon the average balance of the line of credit and EHSI’s average interest rate on the line of credit.
     For periods after the Separation Date interest is based on the specific debt instruments in place, and the amortization of deferred financing fees. Interest expense is reported net of interest income of $0.9 million, $0.4 million and $0 in 2006, 2005 and 2004, respectively.
(o) Deferred Financing Costs
     Costs associated with obtaining financing are capitalized and amortized over the term of the related debt. The Company incurred $1.0 million of deferred financing costs in connection with its $100 million revolving credit facility. These costs are being amortized over the life of the revolving credit facility agreement and amounted to $33,000 in 2006.
(p) Comprehensive Income
     Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity, which under accounting principles generally accepted in the United States, are excluded from results of operations. In 2006, this consists of unrealized gains and losses on available for sale investment securities, net of any related tax effect.
(q) Income Taxes
     Prior to the Separation Date, ALC’s results of operations are included in the consolidated federal tax return of ALC’s most senior U.S. parent company, Extendicare Holdings, Inc. (“EHI”). Federal current and deferred income taxes payable (or receivable), are determined as if ALC had filed its own income tax returns. As of the Separation Date, ALC is responsible for filing its own income tax returns. In all periods presented, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(r) Accounting for Acquisitions
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
     ALC assesses the fair value of acquired assets which include land, building, furniture and equipment, licenses, resident relationships and other intangible assets, and acquired leases and liabilities. In respect to the valuation of the real estate acquired, ALC calculates the fair value of the land and buildings, or properties, using an “as if vacant” approach. The fair value of furniture and equipment is determined on a depreciated replacement cost basis. The value of resident relationships and below (or above) market resident contracts are determined based upon the valuation methodology outlined below. ALC allocates the purchase price of the acquisition based upon these assessments with, if applicable, the residual value purchase price being recorded as goodwill. These estimates were based upon historical, financial and market information. Goodwill acquired on acquisition is not deductible for tax purposes.
     Resident relationships represent the assets acquired by virtue of acquiring a facility with existing residents and thus avoiding the cost of obtaining new residents, plus the value of lost net resident revenue over the estimated lease-up period of the property. In order to effect such purchase price allocation, management is required to make estimates of the average residence lease-up period, the average lease-up costs and the deficiency in operating profits relative to the residence’s performance when fully occupied. Resident relationships are amortized on a straight-line basis over the estimated average resident stay at the residence and the expense is reflected in the depreciation and amortization line on the statement of operations.
     Below (or above) market resident contracts represent the value of the difference between amounts to be paid pursuant to the in-place resident contracts and management’s estimate of the fair market value rate, measured over a period of either the average resident stay in the residence, or the period under which ALC can change the current contract rates to market. ALC uses the effective interest method to calculate amortization. The amortization period related to the in-place resident contracts for the Acquisition is 24 months and will end in January 2007. Amortization of below (or above) market resident contracts are included in revenues in the consolidated statements of income.
(s) New Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for ALC on January 1, 2007 and, based on our initial assessment, we have not concluded whether or not it will have a material effect on our results of operations, financial position or liquidity.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB 108, in order to eliminate the diversity of practice in the process by which misstatements are quantified for purposes of assessing materiality on the financial statements. SAB 108 is intended to eliminate the potential for the build up of improper amounts on the balance sheet due to the limitations of certain methods of materiality assessment utilized in current practice. SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. If a company’s existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The provisions of SAB 108 must be applied no later than the annual financial statements issued for the first fiscal year ending after November 15, 2006. ALC’s adoption of SAB 108 in the fourth quarter of 2006 for the fiscal year then ended did not have any effect on its results of operations or financial position.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” , (“SFAS No. 123R”), which replaced SFAS No. 123 “Accounting for Stock-Based Compensation”, (“SFAS No. 123”) and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). SFAS No. 123R requires entities to measure compensation cost arising from the grant of share-based awards to employees at fair value and to recognize such cost in income over the period during which the service is provided, usually the vesting period. As of December 31, 2006, under ALC’s stock option plan, no options have been granted. ALC plans to account for stock options under SFAS No. 123R upon issuance.
     On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS No. 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently assessing the impact SFAS No. 157 will have on our consolidated financial statements.
     (t) Reclassifications
     Certain reclassifications have been made in the prior years’ financial statements to conform to the current year’s presentation. These reclassifications include the reporting of discontinued operations based upon actions implemented in 2006. Such reclassifications had no effect on previously reported net income, parent’s investment or stockholders’ equity.
4. ACQUISITIONS
     On January 31, 2005, EHSI completed the Acquisition for a total purchase consideration of approximately $285 million, including the assumption of existing debt with a book value of approximately $141 million. The Acquisition was completed immediately subsequent to, and pursuant to, stockholder approval of the merger and acquisition agreement entered into on November 4, 2004, that provided for the acquisition of all of the outstanding shares and stock options of ALC for $18.50 per share. EHSI financed the acquisition by using approximately $29 million of cash on hand, a $55 million 6% Term Note due 2010 from EHI, and drawing $60 million from the EHSI Revolving Credit Facility. The $55 million Term Note and $60 million loan incurred from the EHSI Revolving Credit Facility have been accounted for as equity contributions for purposes of ALC’s financial statements. On January 31, 2005, ALC had a portfolio of 177 assisted living facilities, comprised of 122 owned properties and 55 leased facilities representing 6,838 units, located in 14 states.
     The impact of the Acquisition on each asset and liability category in ALC’s consolidated balance sheet is as follows as of January 31, 2005:

(In thousands)
ASSETS:
Cash, net of cash used to finance the acquisition	$2,348
Accounts receivable	2,898
Other current assets	8,722

Total current assets	13,968
Property, plant and equipment	283,686
Resident relationships intangible	6,357
Goodwill	5,556
Other long-term assets	1,459

Total assets	$311,026

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

LIABILITIES:
Current maturities of long-term debt	$3,418
Unfavorable leases as lessor	3,715
Other current liabilities	18,318

Total current liabilities	25,451
Long-term debt:
Long-term debt of ALC assumed	140,212
EHSI Credit Facility	60,000
Deferred income taxes	608
Other long-term liabilities	4,755

Total liabilities	231,026
Parent’s investment:
Capital contribution from EHSI	80,000

Total liabilities and parent’s investment	$311,026

     The financial position and results of operation of ALC are included in the consolidated balance sheets, statements of income and the consolidated statements of cash flows beginning February 1, 2005.
     Below is pro forma income statement information of ALC prepared assuming the acquisition of ALC had occurred as of January 1, 2004. This pro forma information includes purchase accounting adjustments but does not include estimated cost savings.

	Years Ended December 31,
	2005	2004
	(In thousands)
Total revenues	$220,051	$211,741
Income from continuing operations before income taxes	$20,560	$12,164
Net income	$12,174	$7,568
     In January 2005, EHSI amended its then existing senior secured revolving credit facility to permit the loan from EHI and to partially finance the Acquisition. Subsequently, Extendicare advanced $55 million to EHI, which in turn advanced $55 million as a 6% Term Note due to EHSI in 2010. See Note 11.
     On November 1, 2006, the Company completed the acquisition of an assisted living residence in Escanaba, Michigan for $4.6 million which was paid in cash. The residence consists of 40 units and is 100% occupied. The impact of total assets, revenue and earnings was not material. The Company’s initial allocation of fair value resulted in $3.6 million, $0.4 million, $0.4 million and $0.2 million being allocated to building, furniture and equipment, goodwill and land, respectively.
5. INVESTMENTS
     Investments, all of which are classified as available-for-sale, are stated at fair value based on market quotes, when available. Unrealized gains and losses, net of deferred taxes, are recorded as a component of other comprehensive income. No gains or losses were realized in the year ended December 31, 2006. Investments consisted of the following at December 31:

		Fair
		Market	Unrealized
	Cost	Value	Gain/(Loss)
		(In thousands)
Investments with unrealized gains	$1,988	$3,067	$1,079
Investments with unrealized losses	2,475	2,265	(210)

Total investments	$4,463	$5,332	$869

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
6. SUPPLIES, PREPAID EXPENSES AND OTHER CURRENT ASSETS
     Supplies, prepaid expenses and other current assets consisted of the following at December 31:

	2006	2005
	(In thousands)
Deposits	$2,420	$2,130
Prepaid expenses	4,810	1,747
Supplies	948	1,027

	$8,178	$4,904

7. PROPERTY AND EQUIPMENT
     Property and equipment and related accumulated depreciation and amortization consisted of the following at December 31:

	2006	2005
	(In thousands)
Land and land improvements	$25,552	$26,317
Buildings and improvements	369,857	370,183
Furniture and equipment	18,891	15,797
Leasehold improvements	508	742
Construction in progress	4,253	1,702

	419,061	414,741
Less accumulated depreciation and amortization	(44,449)	(36,379)

	$374,612	$378,362

     In 2006 and 2005, buildings and improvements included $12.8 million for assets recorded under capital leases. Accumulated depreciation included $0.8 million and $0.3 million for assets recorded under capital leases in 2006 and 2005, respectively.
     During 2006, ALC completed two construction projects for a total cost of approximately $3.4 million that resulted in increased operational capacity of 38 units.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and other intangible assets consisted of the following at December 31:

	2006	2005
	(In thousands)
Resident relationship intangible, net	$2,338	$4,415
Goodwill	15,764	15,538

	$18,102	$19,953

     Accumulated amortization for resident relationships intangible as of December 31, 2006 and 2005 was $4.0 million and $1.9 million, respectively. Amortization of the resident relationship intangible was $2.1 million, $1.9 million and $0 for 2006, 2005 and 2004, respectively. Additional goodwill of $0.4 million was recorded in connection with the acquisition of one residence in Escanaba, Michigan. In 2006, purchase accounting tax adjustments reduced goodwill by $0.1 million.
9. RESTRICTED CASH
     Restricted cash as of December 31, 2006 consists of $9.4 million of cash deposits securing letters of credit, $1.4 million of cash deposits as security for the Oregon Trust Deed Notes, and $0.1 million as security for the HUD Insured Mortgages. Pearson, our 100% owned captive insurance company, is required to maintain a deposit of $5.0 million to secure a letter of credit in favor of a third party professional liability insurer. Approximately $3.6 million of the letters of credit deposits are security for workers’ compensation insurance and $0.8 million of the cash deposits are security for landlords of leased properties.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
10. OTHER ASSETS
     Other assets consisted of the following at December 31:

	2006	2005
	(In thousands)
Property tax, insurance and capital expenditure trust funds	$1,290	$958
Deferred financing costs	999	—
Fund held under deferred compensation plan (Note 14)	430	275
Security deposits	462	463

	$3,181	$1,696

     In connection with the $100 million revolving credit facility (Note 11) ALC incurred financing costs of approximately $1.0 million. In 2006, ALC amortized $33,000 of these fees through interest expense. The remainder will be amortized over the life of the $100 million revolving credit facility through interest expense on a straight line basis.
11. LONG-TERM DEBT
     Long-term debt consisted of the following at December 31:

	Interest
	Rate (1)	2006	2005
		(In thousands)
6.24% Red Mortgage Capital Note due 2014	6.51%	$35,853	$36,533
DMG Mortgage notes payable, interest rates ranging from 7.58% to 8.65%, due 2008	6.01%	26,107	27,263
Capital lease obligations, interest rates ranging from 2.84% to 13.54%, maturing through 2009	7.32%	11,832	12,222
Oregon Trust Deed Notes, interest rates ranging from 0% to 9.25%, maturing from 2021 through 2026	6.72%	9,247	9,483
HUD Insured Mortgages, interest rates ranging from 7.40% to 7.55%, due 2036	6.89%	7,597	7,673
Term Loan due 2010 under EHSI Credit Facility, at variable interest rates		—	38,352

Long-term debt before current maturities		90,636	131,526
Less current maturities		2,732	2,925

Total long-term debt		$87,904	$128,601

(1)	Interest rate is effective interest rate as of December 31, 2006.
6.24% Red Mortgage Capital Note due 2014
     The Red Mortgage Capital Note has a fixed interest rate of 6.24%, with a 25-year principal amortization, and is secured by 24 assisted living residences with a carrying value of $55.3 million.
DMG Mortgage Notes Payable due 2008
     DMG Mortgage Notes Payable (“DMG Notes”) includes three fixed rate notes that are secured by 13 assisted living facilities located in Texas, Oregon and New Jersey with a combined carrying value of $31.0 million. The DMG Notes were entered into by subsidiaries of ALC and are subject to a limited guaranty by ALC. These notes collectively require monthly principal and interest payments of $0.2 million with balloon payments of $11.8 million, $5.3 million and $7.2 million due at maturity in May, August and December 2008, respectively. These loans bear interest at fixed rates ranging from 7.58% to 8.65%.
Capital Lease Obligations
     In March 2005, ALC amended lease agreements, relating to five assisted living residences located in Oregon. The amended lease agreements provide ALC with an option to purchase the residences in 2009 at a fixed price. The option to purchase was determined to

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
be a bargain purchase price, requiring that the classification of these leases be changed from operating to capital. As a result, a capital lease obligation of $12.8 million was recorded, which represents the estimated market value of the properties as of the lease amendment date and also approximates the present value of future payments due under the lease agreements, including the purchase option payment. The option to purchase must be exercised prior to July 1, 2009 with closing on or about December 31, 2009.
Oregon Trust Deed Notes
     The Oregon Trust Deed Notes (“Oregon Revenue Bonds”) are secured by buildings, land, furniture and fixtures of six Oregon ALC assisted living residences with a combined carrying value of $9.3 million. The notes are payable in monthly installments including interest at effective rates ranging from 0% to 9.25%.
     Under debt agreements relating to the Oregon Revenue Bonds, ALC is required to comply with the terms of certain regulatory agreements until the scheduled maturity dates of the Oregon Revenue Bonds. Refer to Note 17 for details of the regulatory agreements.
HUD Insured Mortgages due 2036
     The HUD insured mortgages include three separate loan agreements entered into in 2001. The mortgages are each secured by a separate assisted living residence located in Texas with a combined carrying value of $9.6 million. These loans mature between July 1, 2036 and August 1, 2036 and collectively require principal and interest payments of $50,000 per month. The loans bear interest at fixed rates ranging from 7.40% to 7.55%.
Term Loan due 2010 under EHSI Credit Facility
     ALC had access to utilize, subject to certain restrictions, the EHSI credit facility. EHSI had periodically borrowed under its previous line of credit for reasons related to our assisted living residences. In January 2005, EHSI borrowed $60.0 million under its credit facility to finance the Acquisition. These borrowings have been reflected on our consolidated balance sheet as long-term debt. As of December 31, 2005, ALC’s share of the term loan under the EHSI credit facility was $38.4 million. Interest paid to EHSI during 2006 and 2005 relating to the EHSI term loan was $2.3 million and $2.1 million, respectively. As of the Separation Date, the remaining balance of $22.1 million was contributed to ALC equity.
EHSI 6% Advance to ALC
     As of December 31, 2005, EHSI had advanced to ALC $47.2 million. The EHSI advance was reported on the consolidated balance sheet as “Due to Extendicare and Affiliates,” and separate from long-term debt. The advance to ALC was forgiven as part of the Separation. See Note 15.
$100 Million Credit Facility
     On November 10, 2006, ALC entered into a five year, $100 million revolving credit agreement with General Electric Capital Corporation and other lenders. The facility is guaranteed by certain ALC subsidiaries that own approximately 64 of the residences in our portfolio and secured by a lien against substantially all of the assets of ACL and such subsidiaries. Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate or LIBOR plus an amount that varies according to a pricing grid based on a consolidated leverage test; at December 31, 2006 this amount was 150 basis points. Under certain conditions, ALC may request a $50 million increase in the facility.
     In general, borrowings under the facility are limited to five times ALC’s consolidated EBITDA, which is generally defined as consolidated net income plus in each case, to the extent included in the calculation of consolidated net income, customary add-backs in respect of provisions for taxes, consolidated interest expense, amortization and depreciation, losses from extraordinary items, and other non-cash expenditures (including non-recurring expenses incurred by ALC in connection with the separation of ALC and Extendicare) minus in each case, to the extent included in the calculation of consolidated net income, customary deductions in respect of credits for taxes, interest income, gains from extraordinary items, and other non-recurring gains, not to exceed an amount that would result in a loan-to-value ratio in excess of 75%. ALC is subject to certain restrictions and financial covenants under the facility including maintenance of minimum consolidated leverage and minimum consolidated fixed charge coverage ratios. Payments for capital expenditures, acquisitions, dividends and stock repurchases may be restricted if ALC fails to maintain consolidated leverage

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
ratio levels specified in the facility. In addition, upon the occurrence of certain transactions including but not limited to sales of property mortgaged to General Electric Capital Corporation and the other lenders, equity and debt issuances and certain asset sales, ALC may be required to make mandatory prepayments. ALC is also subject to other customary covenants and conditions. We did not have any borrowings under the facility in 2006 and as of December 31, 2006, ALC was in full compliance with all covenants and available borrowings under the facility were $100 million. Commitment fees paid in 2006 under the facility were $0.1 million and were based upon a .375% unused commitment fee.
Unfavorable Market Value of Debt Adjustment
     ALC debt in existence at the date of the Acquisition was evaluated and determined, based upon prevailing market interest rates, to be under valued. The unfavorable market value adjustment upon acquisition was $3.2 million. The market value adjustment is amortized on an effective interest basis, as an offset to interest expense, over the term of the debt agreements. The amount of amortization of the unfavorable market value adjustment for 2006 and 2005 was $0.4 million and $0.6 million, respectively.
Principal Repayment Schedule
     Principal payments on long-term debt due within the next five years and thereafter, as of December 31, 2006, are as follows (in thousands):

2007	$2,301
2008	26,259
2009	12,118
2010	1,320
2011	1,409
After 2011	46,149

89,556
Plus: Unamoritized market value adjustment	1,080

Total debt	$90,636

Letters of credit
     As of December 31, 2006, ALC had $9.4 million in letters of credit outstanding all of which are secured by cash. Pearson maintains a $5.0 million letter of credit in favor of a third party professional liability insurer. Approximately $3.6 million of the letters of credit deposits are security for workers’ compensation insurance and $0.8 million of the cash deposits are security for landlords of leased properties. All the letters of credit are renewed annually and have maturity dates ranging from April 2007 to February 2008.
12. ACCRUED LIABILITIES
     Accrued liabilities consisted of the following at December 31:

	2006	2005
	(In thousands)
Property taxes, utilities and other taxes	$6,554	$4,989
Salaries and wages, fringe benefits and payroll taxes	5,304	4,278
Workers’ compensation	3,709	4,361
Accrued operating expenses	2,550	3,965
Other	1,463	2,674

	$19,580	$20,267

     ALC self insures for health and dental claims. In addition, ALC self insures for workers’ compensation in all states, with the exception of Washington where ALC participates in a state plan and Texas where ALC is insured with a third-party insurer.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
13. ACCRUAL FOR SELF-INSURED GENERAL AND PROFESSIONAL LIABILITIES
     Prior to the Separation, ALC insured general and professional liability risks with Laurier Indemnity Company Ltd. (“Laurier”), an affiliated insurance subsidiary of Extendicare and other third-party insurers. ALC insured through Laurier on a claims made basis above specified self-insured retention levels. Laurier insured above ALC’s self-insured retention levels and had re-insured for significant or catastrophic risks up to a specified level through a third party insurer. The insurance policies covered comprehensive general and professional liability (including malpractice insurance) for ALC’s health providers, assistants and other staff as it related to their respective duties performed on ALC’s behalf and employers’ liability in amounts and with such coverage and deductibles as determined by ALC, based on the nature and risk of its businesses, historical experiences, availability and industry standards. Self-insured liabilities with respect to general and professional liability claims are included within the accrual for self-insured liabilities. Self-insured liabilities prior to the Acquisition were insignificant. Subsequent to the Separation ALC insured through Pearson under substantially the same terms as with Laurier.
     Management regularly evaluated the appropriateness of the premiums paid to Laurier and continues to evaluate the premiums paid to Pearson through independent third party insurers and of the self-insured liability through an independent actuarial review. Management believes that the methods for pricing and evaluating the Laurier insurance coverage and the Pearson coverage are reasonable and that the historical cost of similar coverage would not have been materially different if ALC had obtained such coverage from third parties. General and professional liability claims are the most volatile and significant of the risks for which ALC self insures. Management’s estimate of the accrual for general and professional liability costs is significantly influenced by assumptions, which are limited by the uncertainty of predicting future events, and assessments regarding expectations of several factors. Such factors include, but are not limited to: the frequency and severity of claims, which can differ materially by jurisdiction; coverage limits of third-party reinsurance; the effectiveness of the claims management process; and the outcome of litigation. In addition, ALC estimates the amount of general and professional liability claims it will pay in the subsequent year and classifies this amount as a current liability.
     Following is a summary of activity in the accrual for self-insured general and professional liabilities:

	2006	2005
	(In thousands)
Balances at beginning of year	$1,327	$—
Increase due to acquisition	—	903
Cash payments	(271)	(324)
Provisions	415	748

Balances at end of year	$1,471	$1,327

Current portion	$300	$300
Long-term portion	1,171	1,027

Balances at end of year	$1,471	$1,327

14. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following at December 31:

	2006	2005
	(In thousands)
Unfavorable lease adjustment as lessee	$3,401	$3,832
Future lease commitments	3,114	2,137
Deferred compensation	1,801	914
Asset retirement obligation	219	298

	$8,535	$7,181

Unfavorable Lease Adjustment as Lessee
     ALC evaluated the leases in existence at the date of the Acquisition and determined, based upon future discounted lease payments over the remaining terms of the leases, an excess was to be paid, as compared to the market, based upon the operating cash

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
flows of the leased facilities. The unfavorable lease liability upon acquisition was $4.0 million. The unfavorable lease liability is amortized on a straight-line basis, as an offset to lease expense, over the term of the lease agreements. The amount of unfavorable lease amortization for 2006 and 2005 was $0.1 million and $0.1 million, respectively.
Future Lease Commitments
     Future lease commitments represent the cumulative excess of lease expense computed on a straight-line basis for the lease term over actual lease payments. Under FASB Technical Bulletin 85-3, the effects of scheduled rent increases, which are included in minimum lease payments under SFAS No. 13, Accounting for Leases, are recognized on a straight-line basis over the lease term.
Deferred Compensation
     ALC implemented an unfunded deferred compensation plan in 2005 which is offered to all company employees defined as highly compensated by the Internal Revenue Code in which participants may defer up to 10% of their base salary. ALC matches up to 50% of the amount deferred. Expenses incurred by ALC were $149,000 and $43,000, in 2006 and 2005, respectively.
     ALC implemented a non-qualified deferred compensation plan in 2005 covering certain executive employees. Expenses incurred from ALC contributions under such plans were $63,000, $26,000 and $0 in 2006, 2005 and 2004, respectively.
Other Employee Pension Arrangements
     ALC maintains defined contribution retirement 401(k) savings plans, which are made available to substantially all employees. Effective January 1, 2006 for ALC, and previously for EHSI, ALC paid a matching contribution of 25% of every qualifying dollar contributed by plan participants, net of any forfeiture. Expenses incurred by ALC related to the 401(k) savings plans were $211,000, $26,000 and $23,000 in 2006, 2005 and 2004, respectively.
15. BALANCES DUE TO AND TRANSACTIONS WITH EXTENDICARE AND AFFILIATES
Balances Due to Extendicare and Affiliates
EHSI 6% Advance to ALC
     As of December 31, 2005, EHSI had advanced to ALC $47.2 million. The advance was the result of two advances after August 2005 when EHSI entered into its new credit facility. The EHSI advance is reported on the consolidated balance sheet as “Due to Extendicare and Affiliates”, and separate from long-term debt. On August 4, 2005, EHSI entered into a new credit facility and used the proceeds to repay in full the $64.0 million balance under its former credit facility (including the $60.0 million borrowed for the Acquisition), advanced $34.0 million to ALC to repay ALC’s GE Capital term loan which was in place at the time of the Acquisition, and used the remainder to pay transaction fees and expenses. In December 2005, EHSI advanced $17.0 million to ALC, the proceeds of which, together with available cash, were used to repay $21.1 million of certain revenue bonds. As a result of these transactions, ALC incurred indebtedness of $51.0 million to EHSI that was subsequently reduced to $47.2 million at December 31, 2005 with the remaining balance forgiven effective with the Separation. The advance from EHSI bore interest at 6% and ALC paid interest of $1.7 million and $0.9 million to EHSI in 2006 and 2005, respectively on this advance.
Non-interest Bearing Balances Relating to Federal Income Taxes
     Prior to the Separation Date EHI, ALC’s ultimate U.S. parent company, was responsible for all federal tax return filings and therefore ALC incurred (made) charges (payments) from (to) Extendicare for income taxes and ALC had a balance due to EHI at December 31, 2005. Advances made and outstanding in respect of federal tax payments are non-interest bearing. After the Separation, ALC is responsible for filing its own tax returns.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Those balances are as follows:

	2006	2005
	(In thousands)
	receivable (payable)
Current assets:
Deferred federal income taxes	$—	$350
Long-term liabilities:
Deferred federal income taxes	$—	$(3,324)
Transactions with Extendicare and Affiliates
     The following is a summary of ALC’s transactions with Extendicare and its affiliates in 2006, 2005 and 2004:
Insurance
     Prior to the Separation Date, ALC insured certain risks with Laurier and third party insurers. The consolidated statements of income for 2006, 2005 and 2004 include intercompany insurance premium expenses of $0.9 million, $0.7 million and $0.1 million, respectively.
Computer, Accounting and Administrative Services
     ALC was provided with computer hardware and software support services from Virtual Care Provider, Inc., a wholly owned subsidiary of Extendicare. The cost of services is based upon rates that are estimated to be equivalent to those from unaffiliated sources and was $1.7 million, $1.0 million, $0.3 million for 2006, 2005 and 2004, respectively. In addition, ALC was provided payroll and benefits, financial management and reporting, tax, legal, human resources and reimbursement services from EHSI. The cost was based upon actual incremental costs of the services provided and was $0.9 million, $0.7 million, $0.2 million for the years ended 2006, 2005 and 2004, respectively. ALC owed Extendicare $42,000 for these services as of December 31, 2006.
16. LEASE COMMITMENTS
     As of December 31, 2006, as a lessee, ALC was committed under non-cancelable leases requiring future minimum rentals as follows:

	Capital	Operating
	Lease	Leases	Total
	(In thousands)
2007	$1,185	$14,134	$15,319
2008	1,215	14,512	15,727
2009	11,557	14,691	26,248
2010	—	14,925	14,925
2011	—	14,264	14,264
After 2011		36,562	36,562

Total minimum lease payments	$13,957	$109,088	$123,045

Less amounts representing interest (at rates from 2.8% to 13.5%)	2,125

Present value of net minimum capital lease payments	11,832
Less current maturities of capital lease obligations	445

Capital lease obligations, excluding current maturities	$11,387

(a) Lease agreement with LTC Properties, Inc.
     Effective January 1, 2005, ALC entered into two new master lease agreements with LTC Properties, Inc. (“LTC”) relating to 37 residences leased to ALC by LTC. Under the terms of the master lease agreements, ALC agreed to increase the annual rent paid to LTC by $250,000 per annum for each of the successive four years, commencing on January 1, 2005, and amended the terms relating to inflationary increases. Formerly, the 37 leases had expiration dates ranging from 2007 through 2015. Under the terms of the master

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
lease agreements, the initial 10 year lease term commenced on January 1, 2005, and there are three successive 10-year lease renewal terms, to be exercised at the option of ALC. There are no significant economic penalties to ALC if it decides not to exercise the renewal options. The aggregate minimum rent payments for the LTC leases for the calendar years 2007 through 2009 are $10.2 million, $10.7 million and $10.9 million, respectively. The minimum rent will increase by 2% over the prior year’s minimum rent for each of the calendar years 2009 through 2014. Annual minimum rent during any renewal term will increase a minimum of 2% over the minimum rent of the immediately preceding year. In accordance with FASB Technical Bulletin 85-3, ALC accounts for the effect of scheduled rent increases on a straight-line basis over the lease term.
     LTC obtained financing for five of the leased properties in the State of Washington through the sale of revenue bonds that contain certain terms and conditions within the debt agreements. ALC must comply with these terms and conditions and failure to adhere to those terms and conditions may result in an event of default to the lessor and termination of the lease. Refer to Note 16 for further details.
(b) Lease agreement with Assisted Living Facilities, Inc. (“ALF”)
     ALC has leases for five properties in the State of Oregon with ALF that contain options to purchase the properties in July 2009. The options were determined to be at bargain purchase prices, requiring that the classification of these leases as capital leases (see Note 11). ALF obtained financing for these properties through the sale of revenue bonds that contain certain terms and conditions within the debt agreements. ALC must comply with these terms and conditions and failure to adhere to those terms and conditions may result in an event of default to the lessor and termination of the lease. In addition, upon exercise of the option to purchase, ALC would be required to assume the underlying revenue bonds. See Note 17 for further details. In addition, a capital replacement escrow account is required to be maintained for the ALF leases to cover future expected capital expenditures.
17. COMMITMENTS AND CONTINGENCIES
Revenue Bonds
     ALC owns six assisted living facilities in Oregon, financed by Oregon Revenue Bonds that mature between 2021 through 2026. Under the terms and conditions of the debt agreements, ALC is required to comply with the terms of the regulatory agreement until the original scheduled maturity dates for the revenue bonds outlined below.
     In addition, ALC formerly financed 15 assisted living facilities located in the States of Washington, Idaho and Ohio by revenue bonds that were prepaid in full in December 2005. The aggregate amount of the revenue bonds upon repayment was $21.1 million. However, despite the prepayment of the revenue bonds, under the terms and conditions of the debt agreements, ALC is required to continue to comply with the terms of the regulatory agreement until the original scheduled maturity dates for the revenue bonds. The original scheduled maturity dates were 2018 for the Washington Revenue Bonds, 2017 for the Idaho Revenue Bonds, and 2018 for the Ohio Revenue Bonds.
     Under the terms of the debt agreements relating to the revenue bonds, ALC is required, among other things, to lease at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. This condition is required in order to preserve the federal income tax exempt status of the revenue bonds during the term they are held by the bondholders. There are additional requirements as to the age and physical condition of the residents that ALC must also comply. ALC must also comply with the terms and conditions of the underlying trust deed relating to the debt agreement and report on a periodic basis to the State of Oregon, Housing and Community Services Department, for the Oregon Revenue Bonds, the Washington State Housing Finance Commission for the former Washington Revenue Bonds, the Ohio Housing Finance Commission for the former Ohio Revenue Bonds, and Idaho Housing and Community Services for the former Idaho Revenue Bonds. Non-compliance with these restrictions may result in an event of default and cause fines and other financial costs.
     In addition, ALC leases five properties from ALF in Oregon and five properties from LTC in Washington that were financed through the sale of revenue bonds and contain certain terms and conditions within the debt agreements. ALC must comply with these terms and conditions and failure to adhere to those terms and conditions may result in an event of default to the lessor and termination of the lease for ALC. The leases require, among other things, that in order to preserve the federal income tax exempt status of the bonds, ALC is required to lease at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. There are additional requirements as to the age and physical condition of the residents with which the Company must also comply. Pursuant to the lease agreements with ALF and LTC, ALC must comply with the terms and conditions of the underlying trust deed relating to the debt agreement.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Capital Expenditures
     As of December 31, 2006, ALC had two new construction projects in progress, which are expected to add 46 assisted living units. The total estimated cost of the projects is $5.2 million, and they are expected to be completed in 2007. Costs incurred through December 31, 2006 on these projects were approximately $2.8 million and purchase commitments of $2.4 million are outstanding. As of December 31, 2006, ALC had other capital expenditure purchase commitments outstanding of approximately $3.0 million.
Insurance and Self-insured Liabilities
     ALC insured certain risks with affiliated insurance subsidiaries and third-party insurers prior to the Separation and insures these risks with a wholly owned subsidiary and third-party insurers subsequent to the Separation. The insurance policies cover comprehensive general and professional liability (including malpractice insurance) for ALC’s health providers, assistants and other staff as it relates to their respective duties performed on ALC’s behalf, workers’ compensation and employers’ liability in amounts and with such coverage and deductibles as determined by ALC, based on the nature and risk of its businesses, historical experiences, availability and industry standards. ALC also self insures for health and dental claims, in certain states for workers’ compensation and employer’s liability and for general and professional liability claims up to a certain amount per incident. Self-insured liabilities with respect to general and professional liability claims are included within the accrual for self-insured liabilities.
Litigation
     ALC is subject to claims and lawsuits in the ordinary course of business. The largest category of these relates to workers’ compensation. ALC records reserves for claims and lawsuits when they are probable and reasonably estimable. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, ALC has not recognized in the accompanying consolidated financial statements all potential liabilities that may result. While it is not possible to estimate the final outcome of the various proceedings at this time, such actions generally are resolved within amounts provided. If adversely determined, the outcome of some of these matters could have material adverse effect on ALC’s business, liquidity, financial position or results of operations.
18. INCOME TAXES
ALC’s results of operations are included in a consolidated federal tax return.
The income tax expense (benefit) consists of the following for the years ended December 31:

	2006	2005	2004
	(In thousands)
Federal:
Current	$6,529	$4,286	$970
Deferred	1,042	2,612	(16)

Total Federal	7,571	6,898	954
State:
Current	609	448	187
Deferred	547	773	(3)

Total State	1,156	1,221	184

Total income tax expense	$8,727	$8,119	$1,138

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The differences between the effective tax rates on income before income taxes and the United States federal income tax rate are as follows:

	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	34.0%
Increase (reduction) in tax rate resulting from:
Non-deductible stock issuance cost	5.9	—	—
State income taxes, net of federal income tax benefit	3.9	3.8	4.1
Work opportunity credit	(0.1)	(0.1)	(0.5)
Deductible goodwill amortization	(0.4)	—	—
Other, net	1.0	0.3	0.3

Effective tax rate	45.3%	39.0%	37.9%

ALC made payments to Extendicare of $6.1 million, $5.2 million and $1.3 million in 2006, 2005 and 2004, respectively, for federal income taxes.
The components of the net deferred tax assets and liabilities as of December 31 are as follows:

	2006	2005
	(In thousands)
Deferred tax assets:
Employee benefit accruals	$3,041	$2,441
Accrued liabilities	726	832
Accounts receivable reserves	508	393
Capital loss carryforwards	—	155
Operating loss carryforwards (net of valuation allowance)	14,755	14,453
Goodwill	121	152
Fair value adjustment for leases	1,520	3,043
Fair value adjustment for debt	422	1,543
Deferred financing fee	661	2,058
Alternative minimum tax carry forward	898	898
Other assets	2,576	2,049

Total deferred tax assets	25,228	28,017
Deferred tax liabilities:
Depreciation	27,136	28,347
Miscellaneous	1,686	3,066

Total deferred tax liabilities	28,822	31,413

Net deferred tax assets (liabilities)	$(3,594)	$(3,396)

     ALC paid state income taxes of $0.6 million, $0.8 million and $ 0.2 million in 2006, 2005 and 2004, respectively.
     ALC has $57.8 million (before $18.4 million valuation allowance) of net operating losses available for federal income tax purposes, which will expire between 2009 and 2025. These net operating losses were partially generated prior to and after ALC’s emergence from bankruptcy on January 1, 2002. The emergence from bankruptcy created an ownership change as defined by the IRS. Section 382 of the Internal Revenue Code imposes limitations on the utilization of the loss carryfowards and built-in losses after certain ownership changes of a loss company. ALC was deemed to be a loss company for these purposes. Under these provisions, ALC’s ability to utilize the pre-acquisition loss carryforwards generated prior to ALC’s emergence from bankruptcy and built-in losses in the future will generally be subject to an annual limitation of approximately $1.6 million. Any unused amount is added to and increases the limitation in the succeeding year. ALC’s net unrealized built-in losses were $42.5 million as of December 31, 2006 and $38.2 million as of December 31, 2005. The deferred tax assets include loss carryforwards and built-in losses and their related tax benefit available to ALC to reduce future taxable income within the allowable IRS carryover period.
     The Acquisition also created an ownership change as defined under Section 382 of the Internal Revenue Code. ALC’s loss carryforwards generated subsequent to its emergence from bankruptcy are available to ALC subject to an annual limitation of approximately $5.5 million. Any unused amount is added to and increases the limitation in the succeeding year.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes it is more likely than not ALC will realize the benefits of these deductible differences, net of the valuation allowances.
19. EARNINGS PER SHARE
     ALC computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 requires companies to compute earnings per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. For all periods prior to December 31, 2006, basic and diluted earnings per share are computed using our shares outstanding as of the Separation Date. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of incremental shares available upon conversion of Series B shares.
     The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for 2006, 2005 and 2004:

	2006	2005	2004
Basic earnings per share calculation
Numerator:
Income from continuing operations	$10,535	$12,710	$1,863
Loss from discontinued operations, net of tax	(1,526)	(368)	(228)

Net income to common stockholders	$9,009	$12,342	$1,635

Denominator:
Weighted average of common shares outstanding	69,326	69,322	69,322

Income from continuing operations	$0.15	$0.18	$0.02
Loss from discontinued operations, net of tax	(0.02)	—	—

Basic net income per share	$0.13	$0.18	$0.02

Diluted earnings per share calculation
Numerator:
Income from continuing operations	$10,535	$12,710	$1,863
Income from discontinued operations, net of tax	(1,526)	(368)	(228)

Net income to common stockholders	$9,009	$12,342	$1,635

Denominator:
Weighted average of common shares outstanding	69,326	69,322	69,322
Assumed conversion of Class B shares	879	883	883

	70,205	70,205	70,205

Income from continuing operations	$0.15	$0.18	$0.02
Income from discontinued operations, net of tax	(0.02)	—	—

Diluted net income per share	$0.13	$0.18	$0.02

20. STOCK REPURCHASE PROGRAM
     On December 14, 2006 our Board of Directors authorized a share buyback program that enables ALC to repurchase up to $20 million of our Class A Common Stock over the next twelve months. ALC may repurchase shares in the open market or in privately negotiated transactions from time to time in accordance with appropriate SEC guidelines and regulations and subject to market conditions, applicable legal requirements, and other factors. As of December 31, 2006, ALC had not purchased any shares under the share buyback program.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
21. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS
     The estimated fair values of ALC’s financial instruments at December 31 are as follows:

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)
ASSETS:
Cash and cash equivalents	$19,951	$19,951	$6,439	$6,439
Investments	5,332	5,332	—	—
Supplies, prepaid expenses and other current assets:
Deposits	2,420	2,420	2,130	2,130
Other assets (long-term):
Restricted cash	10,947	10,947	3,974	3,974
Property tax, insurance and capital expenditure trust funds	1,290	1,290	958	958
Fund held under deferred compensation plan	430	430	275	275
Security deposits	462	462	463	463

LIABILITIES:
Long-term debt, including current maturities	$90,636	$90,862	$131,526	$132,127
Interest-bearing advance from EHSI	—	—	47,218	47,218
     Trade receivables and payables have an estimated market value equal to their carrying value. The fair value of long-term debt is estimated based on approximate borrowing rates currently available to ALC for debt equal to the existing debt maturities.
22. DISCONTINUED OPERATIONS
     The following is a summary of the results of operations for residences that have been disposed of, or are under a plan of divestiture for the years ended December 31:

	2006	2005	2004
	(In thousands)
Revenues	$541	$2,900	$5,195

Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	863	3,021	4,729
Residence lease expense	118	399	401
Depreciation and amortization	60	171	468
Loss on impairment of long-lived assets	1,938	—	—

Loss from discontinued operations	(2,438)	(691)	(403)
Interest (expense) income	(7)	(1)	23

Loss from discontinued operations before income taxes	(2,445)	(692)	(380)
Income tax benefit	919	324	152

Net loss from discontinued operations	$(1,526)	$(368)	$(228)

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

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
close the residence. As a result, ALC has reclassified the financial results of this residence to discontinued operations and recorded an impairment charge of $1.7 million.
(b) Closure of Assisted Living Residences in Washington
     In the first quarter of 2006, the lease term ended for an assisted living residence (63 units) in Edmonds, Washington, and ALC decided to terminate its operations due to poor financial performance. ALC concluded its relationship with the landlord on April 30, 2006. As a result, ALC has reclassified the financial results of this residence to discontinued operations. There was no gain or loss on disposition of the operations and leasehold interest.
(c) Closure of Assisted Living Residence in Oregon
     In the first quarter of 2006, due to poor financial performance, ALC decided to close an assisted living residence (45 units) located in Klamath Falls, Oregon. The remaining assets were written off and resulted in an impairment charge of $0.2 million.
(d) Sale of Assisted Living Residence in Arkansas
     In August 2004, ALC sold its three assisted living residence (181 units) in Arkansas for cash of $4.3 million, which was approximately equal to net book value. There was no gain or loss from this sale.
(e) Conversion of Assisted Living Units
     In addition, the following assisted living units were discontinued: (1) a 12-unit facility in Washington in 2005 and a 10-unit facility in Ohio in 2004. These units were within larger skilled nursing facilities and were converted to skilled nursing units.
23. QUARTERLY RESULTS OF OPERATIONS (unaudited)
The following is a summary of our unaudited quarterly results of operations for 2006 and 2005.

	Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
2006
Revenues	$56,776	$56,998	$58,820	$58,554	$231,148
Income from continuing operations before taxes	5,667	4,379	1,698	7,518	19,262
Loss from discontinued operations, net of tax	(1,168)	(105)	(225)	(28)	(1,526)
Net income	2,310	1,832	296	4,571	9,009
Basic earnings per common share:
Income from continuing operations	$0.05	$0.03	$0.01	$0.07	$0.15
Loss from discontinued operations, net of tax	(0.02)	0.00	0.00	0.00	(0.02)

Basic net income per share	$0.03	$0.03	$0.01	$0.07	$0.13

Diluted earnings per common share:
Income from continuing operations	$0.05	$0.03	$0.01	$0.07	$0.15
Loss from discontinued operations, net of tax	(0.02)	0.00	0.00	0.00	(0.02)

Diluted net income per share	$0.03	$0.03	$0.01	$0.07	$0.13

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
2005
Revenues	$37,665	$55,489	$56,011	$55,784	$204,949
Income from continuing operations before income taxes	2,644	5,832	5,989	6,364	20,829
Loss from discontinued operations, net of tax	(110)	(65)	(101)	(92)	(368)
Net income	1,526	3,531	3,603	3,682	12,342
Basic earnings per common share:
Income from continuing operations	$0.04	$0.04	$0.05	$0.05	$0.18
Loss from discontinued operations, net of tax	0.00	0.00	0.00	0.00	0.00

Basic net income per share	$0.04	$0.04	$0.05	$0.05	$0.18

Diluted earnings per common share:
Income from continuing operations	$0.04	$0.04	$0.05	$0.05	$0.18
Loss from discontinued operations, net of tax	0.00	0.00	0.00	0.00	0.00

Diluted net income per share	$0.04	$0.04	$0.05	$0.05	$0.18

24. SUBSEQUENT EVENTS
     On February 27, 2007, ALC announced plans to add 20 units to 20 of its existing owned buildings for a total of 400 units. The expansion will begin on or around March 31, 2007 and is expected to take approximately 12 months to complete construction and an additional 12 months to stabilize occupancy at the expanded residences. ALC expects its cost to be approximately $125,000 per additional unit. This unit cost includes the addition of common areas such as media rooms, family gathering areas and hallways. ALC’s process of selecting buildings for the expansion consisted of identifying what it believes to be its best performing buildings as determined by factors such as current occupancy, strength of the residence team, private pay mix of the current population and demographics of the region.

ASSISTED LIVING CONCEPTS, INC.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2007.

ASSISTED LIVING CONCEPTS, INC.
By:	/s/ Laurie A. Bebo
Laurie A. Bebo
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/s/ Laurie A. Bebo		March 28, 2007
/s/ Laurie A. Bebo	President and Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:

/s/ John Buono		March 28, 2007

John Buono	Senior Vice President, Chief Financial Officer and Treasurer

(1)

Alan Bell	Director

(1)

Derek Buntain	Director

(1)

Sir Graham Day	Director

(1)

David Dunlap	Director

(1)

David Hennigar	Director

(1)

Malen Ng	Director

/s/ Melvin A. Rhinelander		March 28, 2007

Melvin A. Rhinelander	Director

(1)

Dr. Charles Roadman	Director

(1)	Melvin A. Rhinelander, by signing his name hereto, does hereby sign and execute this report on behalf of each of the above named directors of Assisted Living Concepts, Inc. pursuant to powers of attorney executed by each such director and filed with the Securities and Exchange Commission as an exhibit to this report.

By:	/s/ Melvin A. Rhinelander	March 28, 2007
Melvin A. Rhinelander, Attorney in Fact

S-1

ASSISTED LIVING CONCEPTS, INC.
EXHIBIT INDEX TO 2006 ANNUAL REPORT ON FORM 10-K

Exhibit
Number	Description
2.1	Arrangement Agreement (incorporated by reference to Exhibit 2.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

2.2	Separation Agreement (incorporated by reference to Exhibit 2.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

2.2.1	Tax Allocation Agreement (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

2.2.2	Agreement for Payroll and Benefit Services

2.2.3	Agreement for Reimbursement Services (incorporated by reference to Exhibit 10.3 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

2.2.4	Technology Services Agreement

2.2.5	Statement of Work related to Technology Services Agreement

3.1	Amended and Restated Articles of Incorporation

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

4.1	Article V of the Amended and Restated Articles of Incorporation, Article II of the Amended and Restated Bylaws, and other relevant portions of Exhibits 3.1 and 3.2 above defining the rights of security holders

4.2	Credit Agreement dated as of November 10, 2006 (incorporated by reference to Exhibit 10.7 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the registrant has omitted certain agreements with respect to long-term debt not exceeding 10% of consolidated total assets. The registrant agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request

10.1	Separation Agreement (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

10.2	2006 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)*

10.3	Employment Agreement — Laurie A. Bebo (incorporated by reference to Exhibit 10.5 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)*

10.4	Employment Agreement — John Buono (incorporated by reference to Exhibit 10.5 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)*

10.5	Employment Agreement — Eric B. Fonstad (incorporated by reference to Exhibit 10.5 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)*

10.6	Employment Agreement — Walter A. Levonowich (incorporated by reference to Exhibit 10.6 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)*

10.7	Credit Agreement dated as of November 10, 2006 (incorporated by reference to Exhibit 10.7 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498) (Also included as Exhibit 4.2 above)

10.8	Summary of Director Compensation

10.9	Form of Purchase and Sale Agreement pertaining to EHSI assisted living facilities (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Assisted Living Concepts, Inc.’s Form 10 Registration filed on July 21, 2006, File No. 001-13498)

10.10	Master Lease Agreement (I) between LTC Properties, Inc. and Texas-LTC Limited Partnership, as Lessor, and Assisted Living Concepts, Inc. and Extendicare Health Services, Inc., as Lessee, dated January 31, 2005 (incorporated by reference to Exhibit 10.5 to Assisted Living Concepts, Inc.’s Form 10 Registration Statement

EI-1

ASSISTED LIVING CONCEPTS, INC.

Exhibit
Number	Description
filed on June 7, 2006, File No. 001-13498)

10.11	Master Lease Agreement (II) between LTC Properties, Inc. as Lessor, and Assisted Living Concepts, Inc., Carriage House Assisted Living, Inc. and Extendicare Health Services, Inc., as Lessee, dated January 31, 2005 (incorporated by reference to Exhibit 10.6 to Assisted Living Concepts, Inc.’s Form 10 Registration Statement filed on June 7, 2006, File No. 001-13498)

21.1	Subsidiaries of Assisted Living Concepts, Inc.

24.1	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Information Statement of Assisted Living Concepts, Inc. dated November 10, 2006 (incorporated by reference to Exhibit 99.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

99.2	Letter from KPMG to the Securities and Exchange Commission (incorporated by reference to Exhibit 99.2 to Amendment No. 4 to Assisted Living Concepts, Inc.’s Form 10 Registration Statement filed on October 19, 2006, File No. 001-13498)

*	Denotes management contract or executive compensation plan or arrangement required to be filed pursuant to Item 15 of Form 10-K.

EI-2