Form 10-Q
period 2007-03-31
ASSISTED LIVING CONCEPTS INC
filed 2007-05-11
CIK 929994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 9, 2007, the Company had 60,169,888 shares of its Class A Common Stock, $0.01 par value outstanding and 9,344,023 shares of its Class B Common Stock, $0.01 par value outstanding.

ASSISTED LIVING CONCEPTS, INC.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ASSISTED LIVING CONCEPTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$28,396	$19,951
Investments	4,938	5,332
Accounts receivable, less allowances of $936 and $1,086 respectively	5,180	5,395
Supplies, prepaid expenses and other current assets	7,828	8,178
Income tax receivable	—	90
Deferred income taxes	1,325	1,552

Total current assets	47,667	40,498
Property and equipment, net	374,943	374,612
Goodwill and other intangible assets, net	17,569	18,102
Restricted cash	9,949	10,947
Other assets	3,292	3,181

Total Assets	$453,420	$447,340

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,120	$5,134
Accrued liabilities	20,022	19,580
Current maturities of long-term debt	2,781	2,732
Income taxes payable	2,219	—
Current portion of self-insured liabilities	300	300

Total current liabilities	29,442	27,746
Accrual for self-insured liabilities	1,164	1,171
Long-term debt	87,187	87,904
Deferred income taxes	5,470	5,146
Other long-term liabilities	8,755	8,535

Total Liabilities	132,018	130,502

Preferred Stock, par value $0.01 per share, 25,000,000 shares authorized, none issued or outstanding	—	—
Series A Common Stock, par value $0.01 per share, 400,000,000 authorized, 60,056,892 and 59,501,918 issued and outstanding, respectively	601	595
Series B Common Stock, par value $0.01 per share, 75,000,000 authorized, 9,440,074 and 9,956,337 issued and outstanding, respectively	94	100
Additional paid-in capital	313,553	313,474
Accumulated other comprehensive income	288	530
Retained earnings	6,866	2,139

Total Stockholders’ Equity	321,402	316,838

Total Liabilities and Stockholders’ Equity	$453,420	$447,340

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Revenues	$57,521	$56,776

Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	37,758	37,917
General and administrative	2,987	2,751
Residence lease expense	3,699	3,488
Depreciation and amortization	4,181	4,123
Transaction costs	56	—
Total operating expenses	48,681	48,279

Income from operations	8,840	8,497
Other expense:
Interest expense, net	(1,215)	(2,830)

Income from continuing operations before income taxes	7,625	5,667
Income tax expense	(2,898)	(2,189)

Net income from continuing operations	4,727	3,478
Loss from discontinued operations, net of taxes	—	(1,168)

Net income	$4,727	$2,310

Weighted average common shares:
Basic	69,482	69,322
Diluted	70,205	70,205

Per share data:
Basic earnings per common share:
Income from continuing operations	$0.07	$0.05
Loss from discontinued operations	—	(0.02)

Net income	$0.07	$0.03

Diluted earnings per common share:
Income from continuing operations	$0.07	$0.05
Loss from discontinued operations	—	(0.02)

Net income	$0.07	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$4,727	$2,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,181	4,177
Amortization of purchase accounting adjustments for:
Leases and debt	(215)	(131)
Below market resident leases	(39)	(475)
Provision for bad debt	150	139
Provision for self-insured liabilities	150	177
Payments of self-insured liabilities	(143)	(117)
Loss on impairment of long-lived assets and discontinued operations	—	1,722
Deferred income taxes	551	240
Equity-based compensation expense	6	278
Changes in assets and liabilities:
Accounts receivable	65	(333)
Supplies, prepaid expenses and other current assets	350	(171)
Accounts payable	(1,014)	(917)
Accrued liabilities	442	645
Income taxes payable/receivable	2,461	1,557
Other non-current assets	887	(64)
Other long-term liabilities	353	232
Current due to stockholder and affiliates	—	2,882

Cash provided by operating activities	12,912	12,151

INVESTING ACTIVITIES:
Payments for new construction projects	(1,152)	(771)
Payments for purchases of property and equipment	(2,827)	(1,425)
Cash used in investing activities	(3,979)	(2,196)

FINANCING ACTIVITIES:
Capital contributions (distributions) from (to) Extendicare	73	(35)
Repayment of interest bearing advances to Extendicare	—	(6,500)
Payments of long-term debt	(561)	(516)
Cash used in financing activities	(488)	(7,051)

Increase in cash and cash equivalents	8,445	2,904
Cash and cash equivalents, beginning of year	19,951	6,439

Cash and cash equivalents, end of period	$28,396	$9,343

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$1,792	$2,946
Income tax payments, net of refunds	(113)	129
     The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     Assisted Living Concepts, Inc. and its subsidiaries (“ALC” or the “Company”) operate 207 assisted living residences in 17 states in the United States totaling 8,324 units as of March 31, 2007. ALC’s residences average approximately 40 units and offer residents a supportive, home-like setting and assistance with the activities of daily living.
     ALC became an independent, publicly traded company listed on the New York Stock Exchange on November 10, 2006 (the “Separation Date”) when ALC Class A and Class B Common Stock was distributed to Extendicare Inc. (“Extendicare”) stockholders (the “Separation”).
     Effective upon the Separation, the ownership structure of the entities changed and as such became consolidated. All references to ALC financial statements, both pre- and post-Separation Date will hereinafter be referred to as “consolidated” versus “combined.”
     The consolidated financial statements of ALC represent, prior to the Separation Date, the consolidated financial position and results of operations of the assisted living operations of Extendicare in the United States. After the Separation Date, the consolidated financial statements represent 178 assisted living residences operated by ALC, 177 of which comprised ALC when it was acquired by Extendicare Health Services, Inc. (“EHSI”) (the “Acquisition”) in January of 2005, and 29 residences purchased from EHSI, a subsidiary of Extendicare, shortly before the Separation.
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
     For periods prior to the Separation Date, the historical consolidated financial and other data in this report have been prepared to include all of Extendicare’s assisted living business in the United States, consisting of:
▪	the assisted living residences operated by EHSI through the Separation Date, which ranged from 29 to 36 residences between January 1, 2003 and the date of the Acquisition and consisted of 32 residences operated by EHSI at December 31, 2005,

▪	177 assisted living residences operated by ALC since the time of the Acquisition,

▪	three assisted living residences that were constructed and owned by EHSI (two of which were operated by ALC) during 2005,

▪	the Escanaba, MI residence since its acquisition on November 1, 2006, and

▪	Pearson since its formation on June 19, 2006.
     Prior to the Separation, operations were terminated at four of the EHSI residences and are presented as discontinued operations. At the Separation Date the historical financial statements consisted of 209 residences.
     The historical consolidated financial and other operating data prior to the Separation Date do not contain data related to certain assets and operations that were transferred to ALC such as share investments in Omnicare, Inc. (“Omnicare”), Bam Investments Corporation (“BAM”), and MedX Health Corporation (“MedX”), or cash and other investments in Pearson, and do include certain assets and operations that were not transferred to ALC in connection with the Separation such as certain EHSI properties as they did not fit the targeted portfolio profile or were not readily separable from EHSI’s operations. The differences between the historical consolidated financial data and financial data for the assets and the operations transferred in the Separation are immaterial.
     ALC operates in a single business segment with all revenues generated from those properties located within the United States.
     The accompanying unaudited consolidated financial statements include all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the three month period ended March 31, 2007

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and 2006 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Operating results are not necessarily indicative of results that may be expected for the entire year ending December 31, 2007.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Principles of Presentation and Consolidation
     Prior to November 10, 2006, the consolidated financial statements include a combination of historical financial assets and operations of the assisted living operations of Extendicare described in Note 1. For periods after the Separation Date the consolidated financial statements include the 178 assisted living residences operated by ALC, the 29 residences purchased from Extendicare, and Pearson. The accompanying consolidated financial statements include the financial statements of Assisted Living Concepts, Inc. and all its majority owned subsidiaries. All significant intercompany accounts and transactions with subsidiaries have been eliminated from the consolidated financial statements.
     The consolidated financial statements of the Company have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s most significant estimates include revenue recognition and valuation of accounts receivable, measurement of acquired assets and liabilities in business combinations, valuation of assets, and determination of asset impairment, self-insured liabilities for general and professional liability, workers’ compensation and health and dental claims, valuation of conditional asset retirement obligations, and valuation of deferred tax assets. Actual results could differ from those estimates.
(b) Accounts Receivable
     Accounts receivable are recorded at the net realizable value expected to be received from individual residents or their responsible parties (“private payers”) and government assistance programs such as Medicaid.
     At both March 31, 2007 and December 31, 2006, the Company had approximately 43% of its accounts receivable derived from private sources, with the balance owing under various state Medicaid programs. Although management believes there are no credit risks associated with these government agencies other than possible funding delays, claims filed under the Medicaid program can be denied if not properly filed prior to a statute of limitations. End of period receivables are predominately Medicaid because private payers are generally billed and collected in advance whereas Medicaid programs cannot be billed and collected until services have been performed.
     The Company periodically evaluates the adequacy of its allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds, which vary by payer type. Allowances for uncollectibility are considered based upon the evaluation of the circumstances for each of these specific accounts. In addition, the Company has established internally-determined percentages for establishing an allowance for doubtful accounts, which is based upon historical collection trends for each payer type and age of the receivables. Accounts receivable that the Company specifically estimates to be uncollectible, based upon the above process, are fully reserved for in the allowance for doubtful accounts until they are written off or collected. In both the three month periods ended March 31, 2007 and 2006 the Company had write-offs of accounts receivable of $0.3 million. Bad debt expense was $0.2 million and $0.1 million in the three month periods ended March 31, 2007 and 2006, respectively.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(c) Comprehensive Income
     Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity which under GAAP, are excluded from results of operations. In 2007 and 2006, this consists of unrealized gains and losses on available for sale investment securities, net of any related tax effect.

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Net income	$4,727	$2,310
Unrealized gains (losses)	(242)	—

Total comprehensive income	$4,485	$2,310

(d) Income Taxes
     Prior to the Separation Date, the Company’s results of operations were included in the consolidated federal tax return of the Company’s most senior U.S. parent company, Extendicare Holdings, Inc. (“EHI”). Federal current and deferred income taxes payable (or receivable) were determined as if the Company had filed its own income tax returns. As of the Separation Date, the Company is responsible for filing its own income tax returns. In all periods presented, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which became effective for the Company on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. For the benefits of a tax position to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 has not resulted in a transition adjustment to retained earnings. On the date of adoption the Company had $0.5 million of unrecognized tax benefits. If recognized, $0.2 million would affect the effective tax rate. The total amount of accrued interest costs and penalties related to income taxes are $0.1 million. The Company classified the interest expense and penalties as income tax expense in the Company’s financial statements. Tax returns for all years after 2002 are subject to future examination by tax authorities.
(e) New Accounting Pronouncements
     On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under GAAP. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS No. 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently assessing the impact SFAS No. 157 will have on our consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(f) Reclassifications
     Certain reclassifications have been made in the prior years’ financial statements to conform to the current year’s presentation. Such reclassifications had no effect on previously reported net income or stockholders’ equity.
3. DISCONTINUED OPERATIONS
     The following is a summary of the results of operations for residences that have been disposed of, or were under a plan of divestiture for the three months ended March 31, 2006.

2006
(In thousands)
Revenues	$487
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	522
Residence lease expense	101
Depreciation and amortization	53
Loss on impairment of long-lived assets	1,731

Loss from discontinued operations	(1,920)
Interest expense	(7)

Loss from discontinued operations before income taxes	(1,927)
Income tax benefit	759

Net loss from discontinued operations	$(1,168)

     The above summary of discontinued operations includes the following:
(a)	Closure and Disposition of Assisted Living Residence in Texas

In the first quarter of 2006, due to future capital needs of the residence and poor financial performance, ALC decided to close an assisted living residence (60 units) located in San Antonio, Texas, and actively pursue the disposition of the property on the market. As a result, ALC reclassified the financial results of this residence to discontinued operations and recorded an impairment charge of $1.7 million.

(b)	Closure of Assisted Living Residences in Washington

In the first quarter of 2006, the lease term ended for an assisted living residence (63 units) in Edmonds, Washington, and ALC decided to terminate its operations due to poor financial performance. ALC concluded its relationship with the landlord on April 30, 2006. As a result, ALC reclassified the financial results of this residence to discontinued operations. There was no gain or loss on disposition of the operations and leasehold interest.

(c)	Closure of Assisted Living Residence in Oregon

In the first quarter of 2006, due to poor financial performance, ALC decided to close an assisted living residence (45 units) located in Klamath Falls, Oregon. There was no gain or loss recorded upon the closure.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. LONG-TERM EQUITY-BASED COMPENSATION PROGRAM
     Effective October 31, 2006, the Board of Directors approved and adopted and our sole stockholder approved the Assisted Living Concepts, Inc. 2006 Omnibus Incentive Compensation Plan (the “2006 Omnibus Plan”). The 2006 Omnibus Plan is administered by the Compensation/Nomination/Governance Committee of the Board of Directors (the “Committee”) and provides for grants of a variety of incentive compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, cash incentive awards and other equity-based or equity-related awards (performance awards).
     A total of 4,000,000 shares of our Class A common stock are reserved for issuance under the 2006 Omnibus Plan. Awards with respect to a maximum of 200,000 shares may be granted to any one participant in any fiscal year (subject to adjustment for stock distributions or stock splits). The maximum aggregate amount of cash and other property other than shares that may be paid or delivered pursuant to awards to any one participant in any fiscal year is $2 million.
     On March 30, 2007, the Committee approved the 2007 Long-Term Equity-Based Compensation Program and granted awards of tandem non-qualified stock options and stock appreciation rights (“Options/SARs”) to certain key employees (including executive officers) under the terms of the 2006 Omnibus Plan. The aggregate maximum number of Options/SARs granted to all participants was 380,000. The Options/SARs have both time vesting and performance vesting features. If the established performance goals (related to reductions in Medicaid occupancy and maintenance of overall occupancy) are achieved in fiscal 2007, the Options/SARs become exercisable in one third increments on the first, second and third anniversaries of the grant date. Once exercisable, awards may be exercised either by purchasing shares of Class A common stock at the exercise price or exercising the stock appreciation right. The Committee has sole discretion to determine whether stock appreciation rights are settled in shares of Class A common stock, cash or a combination of shares of Class A common stock and cash. The Options/SARs have an exercise price of $11.80, the closing price of the Class A common stock on the New York Stock Exchange on the grant date, and expire five years from the grant date.
     In December 2004, the FASB issued SFAS No. 123 (revised), Share-Based Payment (‘‘SFAS No. 123R’’), which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R is a revision to SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred. ALC adopted SFAS 123R in connection with its initial grants of Options/SARs effective March 30, 2007. A summary of Options/SARs activity as of and for the three month period ended March 31, 2007 is presented below.

		Weighted	Aggregate
		Average	Intrinsic
	# Options	Exercise	Value
	/ SARs	Price	(In thousands)
Outstanding on January 1, 2007	—	—
Granted	380,000	$11.80
Exercised	—	—
Cancelled/Forfeited	—	—

Outstanding on March 31, 2007	380,000	$11.80	$—

Options Exercisable March 31, 2007	—	$—	$—

Weighted average fair value of options	$6.01

Weighted average contractual term	4.9 years

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     ALC uses the Black-Scholes option value model to estimate the fair value of stock options and similar instruments. Stock option valuation models require various assumptions, including the expected stock price volatility, risk-free interest rate, dividend yield, and forfeiture rate. In estimating the fair value of the Options/SARs granted on March 30, 2007, the Company used a risk free rate equal to the five year U.S. Treasury yield in effect on the grant date. The expected life of the Options/
     SARs (five years) was estimated using expected exercise behavior of option holders. Expected volatility was based on an average of a peer group’s historical volatility for a period equal to the Options/SARs’ expected life, ending on the date of grant. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. Because of a lack of history, the forfeiture rate, was estimated at 0 percent of the Options/SARs awarded and may be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. The Options/SARs have characteristics that are significantly different from those of traded options and changes in the various input assumptions can materially affect the fair value estimates. The fair value of the Options/SARs was estimated at the date of grant using the following weighted average assumptions.

2007
Expected life from grant date (in years)	5
Risk-free interest rate	5.45%
Volatility	53.1%
Dividend yield	—
Weighted average fair value (per share)	$6.01
     The grant of the Options/SAR’s had no impact on the diluted number of shares in the quarter ended March 31, 2007. Compensation expense of $6,000 related to the Options/SARs was recorded in the quarter ended March 31, 2007. Unrecognized compensation cost at March 31, 2007 is approximately $2.3 million and the weighted average period over which it is expected to be recognized is three years.
5. EARNINGS PER SHARE
     ALC computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 requires companies to compute earnings per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. For the three month period ended March 31, 2006, basic and diluted earnings per share are computed using the shares outstanding as of the Separation Date. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of incremental shares available upon conversion of Class B common shares which are convertible into Class A common shares at a rate of 1.075.
     The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three month periods ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006
	(In thousands,
	except per share data)
Basic earnings per share calculation
Numerator:
Income from continuing operations	$4,727	$3,478
Loss from discontinued operations, net of tax	—	(1,168)

Net income to common stockholders	$4,727	$2,310

Denominator:
Weighted average of common shares outstanding	69,482	69,322

Income from continuing operations	$0.07	$0.05
Loss from discontinued operations, net of tax	—	(0.02)

Basic earnings per share	$0.07	$0.03

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2007	2006
	(In thousands,
	except per share data)
Diluted earnings per share calculation
Numerator:
Income from continuing operations	$4,727	$3,478
Income from discontinued operations, net of tax	—	(1,168)

Net income to common stockholders	$4,727	$2,310

Denominator:
Weighted average of common shares outstanding	69,482	69,322
Assumed conversion of Class B shares	723	883

Diluted weighted average shares outstanding	70,205	70,205

Income from continuing operations	$0.07	$0.05
Income from discontinued operations, net of tax	—	(0.02)

Diluted earnings per share	$0.07	$0.03

ASSISTED LIVING CONCEPTS, INC.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Forward-looking statements are subject to risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those described or referred to in Item 1A – Risk Factors in Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and in Part II, Item 5 – Other Information – Forward-Looking Statements and Cautionary Factors in this report.
The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements in Part I, Item 1 of this report.
     Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:
▪	Business Overview. This section provides a general financial description of our business. More specifically, this section describes the sources and composition of our revenues and operating expenses. In addition, this section outlines the key performance indicators that we use to monitor and manage our business and anticipate future trends.

▪	Consolidated Results of Operations. This section provides an analysis of our results of operations for the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006.

▪	Liquidity and Capital Resources. This section provides a discussion of our liquidity and capital resources as of March 31, 2007, and our expected future cash needs.

▪	Critical Accounting Policies. This section discusses accounting policies which we consider to be critical to obtain an understanding of our consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. Our critical accounting policies are those that require significant judgment and estimates on the part of management in their application.
Business Overview
General
     Although our exit from Medicaid contracts was accelerated in the first quarter of 2007, our business strategy previously outlined in our Annual Report on Form 10-K remains unchanged. Since the first quarter of 2006 we exited 16 Medicaid contracts and reduced our Medicaid population by 288 residents of which 226 occurred in the first quarter of 2007. Since the first quarter of 2006 we increased our private pay population by 298 residents.
     Approximately 180 of our discharged Medicaid residents in the first quarter of 2007 resulted from our decision not to enter into managed service agreements under the Medicaid program in the State of Texas. Had the State of Texas not initiated managed service agreements with their Medicaid program, we would not have exited those Medicaid contracts at this time. This resulted in a decrease in our overall census in the first quarter of 2007 as compared to the fourth quarter of 2006. We expect to continue to exit Medicaid contracts during the second quarter of 2007 at a pace similar to the first quarter of 2007. We believe we will continue to fill these vacated units with private pay residents but do not expect to do so at the same pace at which Medicaid residents are currently being discharged. As a result, we believe it is likely that our overall census will decrease in the second quarter of 2007 as compared to the first quarter of 2007.
Revenues
     We generate revenue from private pay and Medicaid sources. For the three month periods ended March 31, 2007 and 2006, approximately 81.4% and 78.1%, respectively, of our revenue was generated from private pay sources. Residents are charged a fee that is based on the type of accommodation they occupy and a services fee that is based upon their assessed level of care. ALC generally offers studio, one-bedroom and two-bedroom accommodations. The accommodation fee is based on prevailing market rates of similar assisted living accommodations. The assessed level of care service fee is based upon periodic assessments, which includes input of the resident, their physician and family, and establishes the additional hours of care and service provided to the resident. We offer various levels of care for assisted living residents who require less or more frequent and intensive care or supervision. For the three month periods ended March 31, 2007 and 2006, approximately 80% and 81%,

ASSISTED LIVING CONCEPTS, INC.
respectively, of our private pay revenue was derived from the accommodation fee. For the three month periods ended March 31, 2007 and 2006, approximately 19% and 18%, respectively, was derived from the level of care services fee. Both the accommodation and level of care service fee are charged on a rate per day basis, pursuant to residency agreements entered on a month to month term.
     Medicaid rates are generally lower than rates earned from private pay. Therefore, we consider our private pay mix an important performance measurement indicator.
     Although we intend to continue to reduce the number of units occupied by residents paying through Medicaid, we currently provide assisted living services to Medicaid funded residents in 9 of the 17 states in which we operate. The Medicaid program in each state determines the revenue rate for accommodation and level of care. The basis of the Medicaid rate varies by state and in certain states is subject to negotiation. We normally receive our new annual Medicaid rates in July of each year.
Residence Operations Expenses
     The largest component of our residence operations expense consists of wages and benefits, utilities and property related costs, and variable operating costs related to the provision of services to our residents.
     For all continuing residences, residence operations expense percentage consisted of the following.

	Three Months Ended
	March 31,
	2007	2006
Wage and benefit costs	57%	60%
Utility and property costs	16	16
Variable resident care costs	27	24

Total residence operation costs	100%	100%

     A significant portion of our wages and benefits are fixed and do not vary based upon occupancy, as we must employ a minimum number of employees to properly maintain our residences and provide care and services to our residents. However, as we expand by building additional capacity at existing residences, constructing new residences or purchasing additional residences, we would expect our fixed costs related to wages, utilities and property costs to increase. A smaller portion of our wages and benefits vary because they are contingent upon occupancy, as we offer bonus programs to all levels of staff, including residence staff, to promote common corporate objectives including high quality of services and private pay occupancy levels. Other than these contingent costs, directly variable costs pertain only to food, supplies, and certain administrative expenses.
General and Administrative Costs
     As a result of the Separation, we now require services and incur additional costs associated with being a public company. In addition certain other general and administrative costs that had been shared with Extendicare since ALC was acquired by Extendicare Health Services, Inc. (“EHSI”), a wholly-owned subsidiary of Extendicare, in January of 2005 (the “Acquisition”) are being re-established after completion of the Separation. Certain of these costs were in place as of the Separation Date; however, quarter over quarter we anticipate additional annual public company costs relating to the full year effect of:
▪	board of director fees;

▪	Sarbanes-Oxley compliance:

▪	hiring additional members of the management team;

▪	stock registration and listing fees;

▪	other general and administrative costs anticipated for reporting and compliance;

▪	quarterly and annual filings;

▪	transfer agent fees;

▪	public relations; and

▪	directors’ and officers’ liability insurance.

ASSISTED LIVING CONCEPTS, INC.
     Subsequent to the Acquisition, certain general and administrative services have been provided to us by Extendicare. Extendicare’s incremental costs, and, in the case of information technologies, the price that Extendicare’s related company, Virtual Care Provider Inc. (“VCPI”), sold services to external clients, was charged to us. Some of these services previously provided through Extendicare will be provided directly to us by third party vendors. Pursuant to transitional services agreements with subsidiaries of Extendicare, certain services will continue to be provided to us on a transitional basis. These services include information technology, payroll and employee benefits processing, and reimbursement services (Medicaid cost reporting in the state of Texas).
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
Private Pay Mix
     Private pay mix is the measure of the percentage of private or non-Medicaid census. We focus on increasing the level of private pay funded units.
Average Revenue Rate by Payer Source
     The average revenue rate by each payer source represents the average daily revenues earned from accommodation and level of care services provided to private pay and Medicaid residents. The daily revenue is calculated by the aggregate revenues earned by payer type, divided by the total ADC in the corresponding period.
EBITDA and EBITDAR
     Adjusted EBITDA is defined as net income from continuing operations before income taxes, interest expense net of interest income, depreciation and amortization, equity based compensation expense, transaction costs and non-cash, non- recurring gains and losses, including disposal of assets and impairment of long-lived assets and loss on refinancing or retirement of debt. Adjusted EBITDAR is defined as adjusted EBITDA before rent expenses incurred for leased assisted living properties. Adjusted EBITDA and adjusted EBITDAR are not measures of performance under accounting principles generally accepted in the United States of America, or GAAP. We use adjusted EBITDA and adjusted EBITDAR as key performance indicators and adjusted EBITDA and adjusted EBITDAR expressed as a percentage of total revenues as a measurement of margin.
     We understand that EBITDA and EBITDAR, or derivatives thereof, are customarily used by lenders, financial and credit analysts, and many investors as a performance measure in evaluating a company’s ability to service debt and meet other payment obligations or as a common valuation measurement in the long-term care industry. Moreover, ALC’s revolving credit facility contains covenants in which a form of EBITDA is used as a measure of compliance, and we anticipate a form of EBITDA will be used in covenants in any new financing arrangements that we may establish. We believe adjusted EBITDA and adjusted EBITDAR provide meaningful supplemental information regarding our core results because these measures exclude the effects of non-operating factors related to our capital assets, such as the historical cost of the assets.

ASSISTED LIVING CONCEPTS, INC.
     We report specific line items separately, and exclude them from adjusted EBITDA and adjusted EBITDAR because such items are transitional in nature, and would otherwise distort historical trends. In addition, we use adjusted EBITDA and adjusted EBITDAR to assess our operating performance and in making financing decisions. In particular, we use adjusted EBITDA and adjusted EBITDAR in analyzing potential acquisitions and internal expansion possibilities. Adjusted EBITDAR performance is also used in determining compensation levels for our senior executives. Adjusted EBITDA and adjusted EBITDAR should not be considered in isolation or as a substitute for net income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. In this report, we present adjusted EBITDA and adjusted EBITDAR on a consistent basis from period to period, thereby allowing for comparability of operating performance.
Review of Key Performance Indicators
     In order to compare our performance between periods, we assess the key performance indicators for all of our continuing residences. All “continuing operations” or “continuing residences” are defined as all residences excluding:
▪	residences classified in the financial statements as discontinued operations, and

▪	two freestanding residences and an additional 129 assisted living units contained in skilled nursing facilities that were retained by Extendicare.
     In addition, we assess the key performance indicators for residences that we operated in all reported periods, or “same residence” operations. Same residence operations are defined as all continuing operations excluding the Escanaba, MI acquisition in November 2006.
ADC
All Continuing Residences
     The following table sets forth our average daily census (“ADC”) for the three month periods ended March 31, 2007 and 2006 for both private pay and Medicaid residents for all of the continuing residences whose results are reflected in our consolidated financial statements.
Average Daily Census

	2007	2006
Private pay	5,219	4,921
Medicaid	1,741	2,029

Total ADC	6,960	6,950

Private pay percentage	81.4%	78.1%

     During the first quarter of 2007, total ADC increased 0.1% while private pay ADC increased 6.1% and Medicaid ADC decreased 14.2%. These changes are consistent with our strategy to increase the number of residents in our communities that are private pay, both by filling existing vacancies at our residences with private pay residents and by decreasing the number of units in our residences that are available for residents who rely on Medicaid.
Same Residence Basis
     The following table is presented on a same residence basis, and therefore removes the impact of the Escanaba, MI acquisition in November 2006. The table sets forth our average daily census for the three month period ended March 31, 2007 and 2006 for both private and Medicaid payers for all of the assisted living residences on a same residence basis.

ASSISTED LIVING CONCEPTS, INC.
Average Daily Census

	2007	2006
Private pay	5,179	4,921
Medicaid	1,741	2,029

Total ADC	6,920	6,950

Private pay percentage	81.3%	78.1%

     In the first quarter of 2007, total ADC was relatively unchanged while private pay ADC increased 5.2% and Medicaid ADC decreased 14.2%. As mentioned above, this is consistent with our strategy to increase the number of private pay residents and decrease the number of units available to residents who rely on Medicaid.
Occupancy Percentage
     Occupancy percentages are impacted by our completion and opening of new assisted living residences and additions to existing assisted living residences. As total capacity of newly completed additions or new residences increases, occupancy percentages are impacted as the assisted living residence is filling the additional units. After the completion of the construction, we generally plan for additional units to take anywhere from one to one and a half years to reach optimum occupancy levels (defined by us as at least 90%).
     Due to the significant impact on occupancy rates that developmental residences have had on historical results, we have split occupancy information between mature and developmental residences. In general, developmental residences are defined as a residence that has undergone an expansion or a new residence that has opened. An assisted living residence identified as developmental is classified as such until it reaches 90% occupancy but in no case would it be classified as developmental for more than 12 months after completion of construction. As of March 31, 2007, we had 3 residences, totaling 153 units classified as developmental. All residences that are not developmental are considered mature residences.
All Continuing Residences
     The following table sets forth our occupancy percentages for the three month periods ended March 31, 2007 and 2006 for all mature and developmental continuing residences whose results are reflected in our consolidated financial statements.
Occupancy Percentage

	2007	2006
Mature	84.2%	85.5%

Developmental	54.6%	60.4%

Total residences	83.7%	84.2%

     For the three month period ended March 31, 2007, we saw a decline in mature residences occupancy percentage from 85.5% to 84.2% and in our developmental residences from 60.4% to 54.6%.
     Occupancy percentages for all mature and developmental residences decreased from 84.2% to 83.7% in the same period.
     The decline in our occupancy percentage for the three month period ended March 31, 2007 is primarily due to our decision to exit from a number of Medicaid contracts in several states.
Same Residence Basis
     The following table sets forth the occupancy percentages outlined above on a same residence basis for the three month periods ended March 31.

ASSISTED LIVING CONCEPTS, INC.
Occupancy Percentage

	2007	2006
Mature	84.1%	85.5%

Developmental	54.6%	75.3%

Total residences	83.6%	85.2%

     For the three month period ended March 31, 2007, we saw a decline in mature residences occupancy percentage from 85.5% to 84.1%.
     The decline in census during this time frame is attributable to our decision to exit from a number of Medicaid contracts in several states.
Average Revenue Rate by Payer Source
All Continuing Residences
     The following table sets forth our average daily revenue rates for the three month periods ended March 31, 2007 and 2006 for both private pay and Medicaid payers for all continuing residences whose results are reflected in our consolidated financial statements.
Average Daily Revenue Rate

	2007	2006
Private pay	$99.18	$96.83

Medicaid	$67.98	$65.70

Total	$91.38	$87.74

     The average private pay revenue rate increased 2.4% in 2007 compared to 2006 and our Medicaid rates increased by 3.5% in the same period. The average daily private pay revenue rate increased primarily as a result of annual rate increases, partially offset by additional private pay residents occupying studio accommodations. Historically, Medicaid residents have occupied our lower rate studio accommodations. To the extent such accommodations became occupied by private pay residents, the average private pay rate decreases. In addition, over time, residents’ acuity levels generally increase. Because we have a number of newer residents in the first quarter of 2007, acuity levels are lower in the three month period ended March 31, 2007 when compared to the same period in 2006.
Number of Residences Under Operation
     The following table sets forth the number of residences under operation as of March 31.

	2007	2006
Owned	152	151
Under capital lease	5	5
Under operating leases	50	50

Total under operation	207	206

Percent of residences:
Owned	73.4%	73.3%
Under capital leases	2.4	2.4
Under operating leases	24.2	24.3

	100.0%	100.0%

ASSISTED LIVING CONCEPTS, INC.
ADJUSTED EBITDA and ADJUSTED EBITDAR
The following table sets forth a reconciliation of net income to adjusted EBITDA and adjusted EBITDAR as of March 31.

	2007	2006
	(In thousands)
Net income	$4,727	$2,310
Loss from discontinued operations, net of taxes	—	1,168
Provision for income taxes	2,898	2,189

Income from continuing operations before income taxes	7,625	5,667
Add:
Depreciation and amortization	4,181	4,123
Interest expense, net	1,215	2,830
Transaction costs	56	—
Non-cash equity based compensation	6	278
Adjusted EBITDA	13,083	12,898
Add: Residence Lease expense	3,699	3,488

Adjusted EBITDAR	$16,782	$16,386

The following table sets forth the calculations of adjusted EBITDA and adjusted EBITDAR percentages as of March 31.

	2007	2006
	($ In thousands)
Revenues	$57,521	$56,776

Adjusted EBITDA	$13,083	$12,898

Adjusted EBITDAR	$16,782	$16,386

Adjusted EBITDA as percent of total revenue	22.7%	22.7%

Adjusted EBITDAR as percent of total revenue	29.2%	28.9%

     Adjusted EBITDA, as a percentage of total revenues, was unchanged at 22.7%. The $0.2 million increase in adjusted EBITDA resulted primarily from the growth in revenues ($0.7 million) and reductions in residence operations expenses ($0.2 million), partially offset by increased residence lease expense and general and administrative expense items ($0.7 million after adjusting for non-cash equity compensation expense in the 2006 quarter of $0.3 million). The $0.2 million reduction in residence operations expenses resulted primarily from residences retained by Extendicare which were included only in the 2006 first quarter ($1.1 million), partially offset by generally rising costs such as payroll, benefits and property related costs ($0.9 million).
     Adjusted EBITDAR, as a percentage of total revenues, increased to 29.2% in 2007 from 28.9% in 2006. Adjusted EBITDA margins in the first quarter of 2007 remained unchanged from the first quarter of 2006. Margin improvement resulting from improved private pay mix and rate increases in the first quarter of 2007 were offset by the increased general and administrative expenses.
     Please see “— Business Overview — Key Performance Indicators — Adjusted EBITDA and Adjusted EBITDAR” above for a discussion of our use of adjusted EBITDA and adjusted EBITDAR and a description of the limitations of such use.
Consolidated Results from Operations
Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006
     The following table sets forth details of our revenues and income as a percentage of total revenues for the three month periods ended March 31.

ASSISTED LIVING CONCEPTS, INC.

	2007	2006
Revenues	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	65.6	66.8
General and administrative	5.2	4.8
Residence lease expense	6.5	6.1
Depreciation and amortization	7.3	7.3
Transaction costs	0.1	—
Impairment of long-lived asset	—	—

Income from operations	15.3	15.0
Interest expense, net	(2.1)	(5.0)
Income tax expense	(5.0)	(3.9)

Net income from continuing operations	8.2	6.1
Loss from discontinued operations, net of tax	—	(2.0)

Net income	8.2%	4.1%

Revenues
     Revenues in the three month period ended March 31, 2007 increased $0.7 million, or 1.3%, to $57.5 million from $56.8 million in the three month period ended March 31, 2006. Revenues increased approximately $2.6 million due to higher private pay occupancy, $1.5 million due to rate increases, and $0.2 million due to revenue from the current tenant of ALC’s recently purchased corporate office. These increases were partially offset by a decrease in our average daily Medicaid census of $1.7 million, $1.4 million in revenues associated with the properties retained by Extendicare that were included only in the 2006 period, and $0.4 million in revenues associated with the amortization of below market leases from Extendicare’s 2005 acquisition of ALC which ended in January 2007.
Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)
     Residence operating costs decreased $0.2 million, or 0.4%, in the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006. Operating costs decreased $1.1 million as a result of certain properties being retained by Extendicare that were included only in the 2006 period partially offset by inflationary factors of $0.9 million.
General and Administrative
     General and administrative costs increased $0.2 million, or 8.6%, in the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006. General and administrative costs increased $1.0 million from increases in salaries and benefits, new public company costs, increased accounting related services, and other items related to ALC operating separately from Extendicare for the first quarter of 2007. These increases were partially offset by a $0.3 million reduction in charges from VCPI and Extendicare, a $0.2 million reduction in bonus expense, and $0.3 million of non-cash equity compensation recorded in the 2006 period.
Residence Lease Expense
     Residence lease expense increased $0.2 million to $3.7 million in the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006. This increase is a result of normal contractual increases in our lease agreements.
Depreciation and Amortization
     Depreciation and amortization increased $0.1 million to $4.2 million in the three month period ended March 31, 2007 compared to $4.1 million in the three month period ended March 31, 2006. The increase resulted from the acquisition of a residence in Escanaba, Michigan, and the purchase of a new corporate office building in August 2006 and was offset by the depreciation on two freestanding residences that were retained by Extendicare upon the Separation.

ASSISTED LIVING CONCEPTS, INC.
Transaction Costs
     Transaction costs related to our Separation from Extendicare amounted to approximately $0.1 million in the three month period ended March 31, 2007. No costs related to the Separation were incurred in the three month period ended March 31, 2006.
Income from Operations
     Income from operations before income taxes for the three month period ended March 31, 2007 was $8.8 million compared to $8.5 million for the three month period ended March 31, 2006 due to the reasons described above.
Interest Expense, Net
     Interest expense, net of interest income, decreased $1.6 million to $1.2 million in the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006. The three month period ended March 31, 2006 included $1.3 million of interest expense allocated to or charged to ALC by Extendicare on intercompany debt. This debt was either paid off or forgiven in connection with the Separation. The remaining decrease of $0.3 million is a result of higher interest income partially offset by financing fees on the $100 million revolving credit facility.
Income from Continuing Operations before Income Taxes
     Income from continuing operations before income taxes for the three month period ended March 31, 2007 was $4.7 million compared to $3.5 million for the three month period ended March 31, 2006 due to the reasons described above.
Income Tax Expense
     Income tax expense for the three month period ended March 31, 2007 was $2.9 million compared to $2.2 million for the three month period ended March 31, 2006. Our effective tax rate was 38.0% for the three month period ended March 31, 2007 compared to 38.6% for the three month period ended March 31, 2006. The effective tax rate decrease was primarily due to the stepped up tax basis of assets purchased from Extendicare in connection with the Separation.
Net Income from Continuing Operations
     Net income from continuing operations for the three month period ended March 31, 2007 was $4.7 million compared to $3.5 million for the three month period ended March 31, 2006 due to the reasons described above.
Loss from Discontinued Operations, net of tax
     There was no loss from discontinued operations in the three month period ended March 31, 2007 as all discontinued operations had either ceased or did not transfer to ALC upon the Separation. The loss from discontinued operations, net of tax, was $1.2 million in the three month period ended March 31, 2006.
Net Income
     Net income for the three month period ended March 31, 2007 was $4.7 million compared to $2.3 million for the three month period ended March 31, 2006 due to the reasons described above.
Related Party Transactions
Transactions with Extendicare and its Affiliates
     Prior to the Separation, we insured certain risks with Laurier Indemnity Company, Ltd. (“Laurier”), an affiliated insurance subsidiary of Extendicare and third party insurers. The consolidated statement of income for the three month period ended March 31, 2006 includes intercompany insurance premium expenses of $0.2 million. After the Separation Date, we discontinued paying premiums to Laurier and began coverage with Pearson.

ASSISTED LIVING CONCEPTS, INC.
     Prior to the Separation, we also purchased computer hardware and software support services from VCPI. The cost of services was based on agreed upon rates that, we believe, approximated market rates, and was $0.5 million for the three month period ended March 31, 2006. In addition, we purchased payroll and benefits, financial management and reporting, legal, human resources and reimbursement services from EHSI. The cost was based upon actual incremental costs of the services provided and was $0.2 million in the three month period ended March 31, 2006. We continue to contract with Extendicare to provide certain of these support services at rates we believe approximate market rates.
     Prior to the Separation, EHSI’s U.S. parent company, EHI, was responsible for all U.S. federal tax return filings and therefore we incurred charges (payments) from (to) EHI for income taxes. Accordingly, we had balances due to EHSI, who in turn had balances due to EHI. Advances made and outstanding in respect of federal tax payments and other sundry working capital advances were non-interest bearing. In connection with the Separation, or shortly thereafter, all balances due to EHI related to U.S. federal tax return filings were settled and therefore no balances remained at March 31, 2007.
Liquidity and Capital Resources
Sources and Uses of Cash
     We had cash and cash equivalents of $28.4 million at March 31, 2007 compared to $20.0 million at March 31, 2006. The table below sets forth a summary of the significant sources and uses of cash for the three month periods ended March 31.

	2007	2006
	(In thousands)
Cash provided by operating activities	$12,912	$12,151
Cash used in investing activities	(3,979)	(2,196)
Cash used in financing activities	(488)	(7,051)

Increase in cash and cash equivalents	$8,445	$2,904

     Cash flow from operating activities was $12.9 million in the three months ended March 31, 2007 compared to $12.2 million in the three months ended March 31, 2006.
     Our working capital increased $5.5 million in the three months ended March 31, 2007 compared to December 31, 2006, primarily from an $8.4 million increase in cash, partially offset by a $2.0 million increase in taxes payable and a $1.0 decrease in other current assets.
     Property and equipment increased $0.3 million in the three months ended March 31, 2007 compared to December 31, 2006. Property and equipment increased $4.0 million from capital expenditures and decreased by $3.6 million from depreciation expense.
     Total debt, including both current and long-term, was $90.0 million as of March 31, 2007 compared to $90.6 million at December 31, 2006. The change in debt was the result of principal payments of $0.5 million and amortization of a market value adjustment of $0.1 million.
     Cash used in investing activities was $4.0 million for the three months ended March 31, 2007 compared to $2.2 million in the three months ended March 31, 2006. Payments for new construction projects were $1.2 million for the three months ended March 31, 2007 compared to $0.8 million for the three months ended March 31, 2006.
     Cash used in financing activities was $0.5 million for the three months ended March 31, 2007 compared to cash used by financing activities of $7.1 million in the three months ended March 31, 2006. The prior year period included a $6.5 million payment on an interest bearing advance from Extendicare.
$100 Million Credit Facility
     On November 10, 2006, ALC entered into a five year, $100 million revolving credit agreement with General Electric Capital Corporation and other lenders. The facility is guaranteed by certain ALC subsidiaries that own approximately 64 of the residences in our portfolio and secured by a lien against substantially all of the assets of ACL and such subsidiaries. Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the

ASSISTED LIVING CONCEPTS, INC.
prime rate or LIBOR plus an amount that varies according to a pricing grid based on a consolidate leverage test. At March 31, 2007 this amount was 150 basis points. Under certain conditions, ALC may request a $50 million increase in the facility.
     There were no borrowings under the facility in 2006 or during the three month period ended March 31, 2007, and as of March 31, 2007, ALC was in compliance with all covenants and available borrowings under the facility were $100 million.
Debt Instruments
     There were no material changes in our debt obligations from December 31, 2006 to March 31, 2007 and, as of the date of this report ALC was in compliance with all financial covenants in its debt agreements.
Principal Repayment Schedule
     There were no material changes in our monthly debt service payments from December 31, 2006 to March 31, 2007.
Letters of credit
     As of March 31, 2007, ALC had $8.2 million in outstanding letters of credit, all of which was secured by cash. Pearson maintains a $5.0 million letter of credit in favor of a third party professional liability insurer. Approximately $2.2 million of the letters of credit deposits are security for worker’s compensation insurance and $1.0 million of the cash deposits are security for landlords of leased properties. All the letters of credit are renewed annually and have maturity dates ranging from May 2007 to January 2008. During the quarter ended March 31, 2007, $1.2 million of outstanding letters of credit were reduced as a result of a workers compensation liability valuation.
Restricted Cash
     As of March 31, 2007, restricted cash consists of $8.2 million of cash deposits securing letters of credit, $1.4 million of cash deposits as security for Oregon Trust Deed Notes, and $0.1 million as security for HUD Insured Mortgages due 2036. During the quarter ended March 31, 2007, the restriction on $1.2 million of cash was released as a result of a $1.2 million reduction in outstanding letters of credit as explained above.
Off Balance Sheet Arrangements
     ALC has no off balance sheet arrangements.
Cash Management
     As of March 31, 2007, we held unrestricted cash and cash equivalents of $28.4 million. The Company monitors daily incoming cash flows and outgoing expenditures to ensure available cash is invested on a daily basis.
Future Liquidity and Capital Resources
     The Company believes that our cash from operations, together with other available sources of liquidity, including borrowings available under our $100 million revolving credit facility, will be sufficient for the next 12 months and beyond to fund operations, expansion plans, acquisitions, our share buyback program, anticipated capital expenditures, and required payments of principal and interest on our debt.
Capital Commitments
     As of March 31, 2007, we had two construction projects in progress that will increase operational capacity at two assisted living residences by 46 units. Total costs incurred through March 31, 2007 on these projects were approximately $4.2 million and purchase commitments of $1.6 million were outstanding. The total estimated cost of the uncompleted projects is approximately $5.7 million. As of March 31, 2007, we had other capital expenditure purchase commitments outstanding of approximately $1.1 million.

ASSISTED LIVING CONCEPTS, INC.
Expansion Plans
     On February 27, 2007 we announced plans to add 20 additional units onto 20 of our existing owned residences for a total of 400 units. The 2007 expansion project began in March 2007 and is expected to take approximately 12 months to complete construction and an additional 12 months to stabilize occupancy (as well as cash flow at the expanded residences). We expect our cost to be approximately $125,000 per additional unit or a total cost of $50 million.
Share Buyback
     On December 13, 2006 our Board of Directors authorized a share buyback program that enables us to repurchase up to $20 million of our Class A Common Stock over twelve months. We may repurchase shares in the open market or in privately negotiated transactions from time to time in accordance with appropriate SEC guidelines and regulations and subject to market conditions, applicable legal requirements, and other factors. As of March 31, 2007 the Company had not purchased any shares under the share buyback program.
Accrual for Self-Insured Liabilities
     At March 31, 2007, the Company had an accrued liability for settlement of self-insured liabilities of $1.5 million in respect of general and professional liability claims. There were no claim payments made in the three months ended March 31, 2007. The Company paid $0.1 million in claims for the first quarter of 2006. The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported. We estimate that $0.3 million of the total $1.5 million liability will be paid within the next twelve months. The timing of payments is not directly within our control, and, therefore, estimates are subject to change in the future. The Company believes we have provided sufficient provisions for incurred general and professional liability claims as of March 31, 2007.
     At March 31, 2007 the Company had an accrual for workers compensation claims of $3.9 million. Claim payments for the three months ended March 2007 and 2006 were $0.4 million and $1.0 million, respectively. The timing of payments is not directly within our control, and, therefore, estimates are subject to change in the future. The Company believes it has provided sufficient provisions for workers compensation claims as of March 31, 2007.
Contractual Obligations
     There were no material changes in our contractual obligations outside of the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Critical Accounting Policies
     Our consolidated financial statements have been prepared in conformity with GAAP. For a full discussion of our accounting policies as required by GAAP, refer to our Annual Report on Form 10-K, for the year ended December 31, 2006. We consider certain accounting policies to be critical to an understanding of our consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Qualitative Disclosures
     At March 31, 2007 and December 31, 2006, our long-term debt consisted of fixed-rate debt of $90.0 million and $90.6 million, respectively.
     We have no derivative instruments. We do not speculate using derivative instruments and do not engage in derivative trading of any kind.
Quantitative Disclosures
     There were no material changes in the principal, or notional, amounts and related weighted average interest rates by year of maturity for our debt obligations as of March 31, 2007.
Item 4. CONTROLS AND PROCEDURES
Not applicable. See Item 4T below.
Item 4T. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures. ALC’s management, with the participation of ALC’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of ALC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. ALC’s disclosure controls and procedures are designed to ensure that information required to be disclosed by ALC in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to ALC’s management, including its Chief Executive Officer, to allow timely decisions regarding required disclosure. Based on such evaluation, ALC’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that, as of the end of such period, ALC’s disclosure controls and procedures are effective.
     Internal Control Over Financial Reporting. There have not been any changes in ALC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, ALC’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1A. RISK FACTORS.
There are no material changes to the disclosure regarding risk factors in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company’s Annual Meeting of Stockholders was held on May 3, 2007 (“Annual Meeting”). At the Annual Meeting, the only matter submitted for a vote was a proposal to elect nine directors to serve as directors until the 2008 Annual Meeting of Stockholders and until their respective successors are elected and qualified.
A total of 40,202,391 shares of Class A Common Stock and 7,604,148 shares of Class B Common Stock were represented at the meeting in person or by proxy. Each share of Class A Common Stock was entitled to one vote and each share of Class B Common Stock was entitled to ten votes. A total of 116,243,871 votes were represented at the meeting. As of the record date for the meeting, there were 59,932,427 shares outstanding of Class A Common Stock and 9,564,922 shares outstanding of Class B Common Stock.
The results of the vote are as follows:

Name	For	Withheld
Laurie A. Bebo	116,236,121	7,750
Alan Bell	110,010,951	6,232,920
Jesse C. Brotz	116,040,977	202,894
Derek H.L. Buntain	115,656,240	587,631
David J. Hennigar	109,648,459	6,595,412
Malen S. Ng	116,231,188	12,683
Melvin A. Rhinelander	116,041,879	201,292
Charles H. Roadman II, MD	116,232,288	11,583
Michael J. Spector	116,235,919	7,952

Item 5. OTHER INFORMATION.
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
     Factors and uncertainties facing our industry and us include:
▪	national, regional and local competition which could cause us to lose market share and revenue;

▪	markets where overbuilding exists and future overbuilding in other markets where we operate our residences may adversely affect our operations;

▪	our ability to cultivate new or maintain existing relationships with physicians and others in the communities in which we operate could affect occupancy rates;

▪	events which adversely affect the ability of seniors to afford our monthly resident fees could cause our occupancy rates, revenues and results of operations to decline;

▪	changes in the percentage of our residents that are private residents may affect our profitability;

▪	reductions in Medicaid rates could decrease our revenues;

▪	termination of our resident agreements and vacancies in the living spaces we lease could adversely affect our revenues, earnings and occupancy levels;

▪	increases in labor costs, as a result of a shortage of qualified personnel or otherwise, could increase operating costs;

▪	personal injury claims, if successfully made against us, could materially and adversely affect our financial condition and results of operations;

▪	failure to comply with laws and government regulation could lead to fines and penalties;

▪	compliance with regulations may require us to make unanticipated expenditures which could increase our costs and therefore adversely affect our earnings and financial condition;

▪	audits and investigations under contracts with federal and state government agencies could have adverse findings that impact our business;

▪	failure to comply with environmental laws, including laws regarding the management of infectious medical waste, could materially and adversely affect our financial condition and results of operations;

▪	failure to comply with laws governing the transmission and privacy of health information could materially and adversely affect our financial condition and results of operations;

▪	efforts to regulate the construction or expansion of healthcare providers could impair our ability to expand through construction and redevelopment;

▪	we may make acquisitions that could subject us to a number of operating risks; and

▪	costs associated with capital improvements could adversely affect our profitability.
     Factors and uncertainties related to our indebtedness and lease arrangements include:
▪	loan covenants could restrict our operations and defaults could result in the acceleration of indebtedness or cross-defaults, any of which would negatively impact our liquidity and inhibit our ability to grow our business and increase revenues;

▪	if we do not comply with the requirements in leases or debt agreements pertaining to revenue bonds, we would be subject to financial penalties;

▪	our indebtedness and long-term leases could adversely affect our liquidity, our ability to operate our business, and our ability to execute our growth strategy; and

▪	increases in market interest rates could significantly increase the costs of our unhedged debt and lease obligations, which could adversely affect our liquidity and earnings.
     Additional risk factors are discussed under the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission and available through the Investor Relations section of our website, www.alcco.com.

Item 6. EXHIBITS.
     See the Exhibit Index included as the last part of this report (following the signature page), which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSISTED LIVING CONCEPTS, INC.
By:	/s/ John Buono
John Buono
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: May 11, 2007
 S-1

ASSISTED LIVING CONCEPTS, INC.
EXHIBIT INDEX TO MARCH 31, 2007 QUARTERLY REPORT ON FORM 10-Q

Exhibit
Number	Description
10.1	Form of 2007 Cash Incentive Compensation Award Agreement as amended May 3, 2007.

10.2	Form of Tandem Stock Option/Stock Appreciation Rights Award Agreement as amended May 3, 2007.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 EI-1