Form 10-Q
period 2007-06-30
ASSISTED LIVING CONCEPTS INC
filed 2007-08-10
CIK 929994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number: 001-13498
Assisted Living Concepts, Inc.
(Exact name of registrant as specified in its charter)

Nevada	93-1148702
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

W140 N8981 Lilly Road Menomonee Falls, Wisconsin	53051
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (262) 250-4500
111 West Michigan Street
Milwaukee, WI, 53203
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
Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☑
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 9, 2007, the Company had 58,255,982 shares of its Class A Common Stock, $0.01 par value outstanding and 9,192,350 shares of its Class B Common Stock, $0.01 par value outstanding.

ASSISTED LIVING CONCEPTS, INC.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ASSISTED LIVING CONCEPTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$34,595	$19,951
Investments	6,123	5,332
Accounts receivable, less allowances of $911 and $1,086, respectively	3,524	5,395
Supplies, prepaid expenses and other current assets	7,309	8,178
Income tax receivable	—	90
Deferred income taxes	1,187	1,552

Total current assets	52,738	40,498
Property and equipment, net	375,240	374,612
Goodwill and other intangible assets, net	17,036	18,102
Restricted cash	8,270	10,947
Other assets	3,494	3,181

Total Assets	$456,778	$447,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,619	$5,134
Accrued liabilities	21,723	19,580
Current maturities of long-term debt	14,483	2,732
Income taxes payable	336	—
Current portion of self-insured liabilities	300	300

Total current liabilities	42,461	27,746
Accrual for self-insured liabilities	1,267	1,171
Long-term debt	74,809	87,904
Deferred income taxes	5,537	5,146
Other long-term liabilities	8,990	8,535

Total Liabilities	133,064	130,502

Stockholders’ Equity:
Preferred Stock, par value $0.01 per share, 25,000,000 shares authorized, none issued	—	—
Class A Common Stock, par value $0.01 per share, 400,000,000 shares authorized, 59,972,731 and 59,501,918 issued, respectively	600	595
Class B Common Stock, par value $0.01 per share, 75,000,000 shares authorized, 9,275,657 and 9,956,337 issued, respectively	93	100
Treasury stock at cost, Class A Common Stock, 260,900 and 0 shares, respectively	(2,791)	—
Additional paid-in capital	313,742	313,474
Accumulated other comprehensive income	1,032	530
Retained earnings	11,038	2,139

Total Stockholders’ Equity	323,714	316,838

Total Liabilities and Stockholders’ Equity	$456,778	$447,340

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$57,426	$56,998	$114,947	$113,774

Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	38,219	37,839	75,977	75,756
General and administrative	3,839	2,190	6,826	4,941
Residence lease expense	3,460	3,537	7,159	7,025
Depreciation and amortization	4,323	4,169	8,504	8,292
Transaction costs	—	2,300	56	2,300

Total operating expenses	49,841	50,035	98,522	98,314

Income from operations	7,585	6,963	16,425	15,460
Other expense:
Interest expense, net	(857)	(2,584)	(2,072)	(5,414)

Income from continuing operations before income taxes	6,728	4,379	14,353	10,046
Income tax expense	(2,556)	(2,442)	(5,454)	(4,631)

Net income from continuing operations	4,172	1,937	8,899	5,415
Loss from discontinued operations, net of taxes	—	(105)	—	(1,273)

Net income	$4,172	$1,832	$8,899	$4,142

Weighted average common shares:
Basic	69,482	69,322	69,482	69,322
Diluted	70,183	70,205	70,194	70,205

Per share data:
Basic earnings per common share:
Income from continuing operations	$0.06	$0.03	$0.13	$0.08
Loss from discontinued operations	—	—	—	(0.02)

Net income	$0.06	$0.03	$0.13	$0.06

Diluted earnings per common share:
Income from continuing operations	$0.06	$0.03	$0.13	$0.08
Loss from discontinued operations	—	—	—	(0.02)

Net income	$0.06	$0.03	$0.13	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$8,899	$4,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,504	8,349
Amortization of purchase accounting adjustments for:
Leases and debt	(429)	(239)
Below market resident leases	(39)	(859)
Provision for bad debt	158	162
Provision for self-insured liabilities	300	330
Payments of self-insured liabilities	(204)	(212)
Loss on impairment of long-lived assets and discontinued operations	—	1,723
Deferred income taxes	756	83
Equity-based compensation expense	192	280
Changes in assets and liabilities:
Accounts receivable	1,713	(299)
Supplies, prepaid expenses and other current assets	869	(271)
Accounts payable	485	(1,033)
Accrued liabilities	2,143	3,359
Income taxes payable/receivable	137	(1,017)
Other non-current assets including restricted cash	2,364	(193)
Other long-term liabilities	709	486
Current due to Extendicare	—	1,909

Cash provided by operating activities	26,557	16,700

INVESTING ACTIVITIES:
Payments for new construction projects	(2,098)	(1,240)
Payments for purchases of property and equipment	(5,968)	(3,363)

Cash used in investing activities	(8,066)	(4,603)

FINANCING ACTIVITIES:
Capital contributions from Extendicare	74	1,522
Purchase of treasury stock	(2,791)	—
Repayment of interest bearing advances to Extendicare	—	(14,500)
Payments of long-term debt	(1,130)	(1,241)

Cash used in financing activities	(3,847)	(14,219)

Increase / (decrease) in cash and cash equivalents	14,644	(2,122)
Cash and cash equivalents, beginning of year	19,951	6,439

Cash and cash equivalents, end of period	$34,595	$4,317

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$3,319	$5,649
Income tax payments, net of refunds	4,460	257
The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     Assisted Living Concepts, Inc. and its subsidiaries (“ALC” or the “Company”) operate 207 assisted living residences in 17 states in the United States totaling 8,326 units as of June 30, 2007. ALC’s residences average approximately 40 units and offer residents a supportive, home-like setting and assistance with the activities of daily living.
     ALC became an independent, publicly traded company listed on the New York Stock Exchange on November 10, 2006 (the “Separation Date”) when ALC Class A and Class B Common Stock was distributed to Extendicare Inc., now known as Extendicare Real Estate Investment Trust (“Extendicare”), stockholders (the “Separation”).
     Effective upon the Separation, the ownership structure of the entities changed and as such became consolidated. All references to ALC financial statements, both pre- and post-Separation Date are referred to as “consolidated” versus “combined.”
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
     For periods prior to the Separation Date, the historical consolidated financial and other data in this report have been prepared to include all of Extendicare’s assisted living business in the United States, consisting of:
▪	the assisted living residences operated by EHSI through the Separation Date, which ranged from 29 to 36 residences between January 1, 2003 and the date of the Acquisition and consisted of 32 residences operated by EHSI at December 31, 2005,

▪	177 assisted living residences operated by ALC since the time of the Acquisition,

▪	three assisted living residences that were constructed and owned by EHSI (two of which were operated by ALC) during 2005,

▪	an Escanaba, Michigan residence since its acquisition on November 1, 2006, and

▪	Pearson since its formation on June 19, 2006.
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
     The accompanying unaudited consolidated financial statements include all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the three and six month periods ended June 30, 2007 and 2006 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Operating results are not necessarily indicative of results that may be expected for the entire year ending December 31, 2007.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Principles of Presentation and Consolidation
     Prior to November 10, 2006, the consolidated financial statements include a combination of historical financial assets and operations of the assisted living operations of Extendicare described in Note 1. For periods after the Separation Date the consolidated financial statements include the 178 assisted living residences operated by ALC, the 29 residences purchased from Extendicare, and Pearson. The accompanying consolidated financial statements include the financial statements of Assisted Living Concepts, Inc. and all majority owned subsidiaries. All significant intercompany accounts and transactions with subsidiaries have been eliminated from the consolidated financial statements.
     The consolidated financial statements of the Company have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s most significant estimates include revenue recognition and valuation of accounts receivable, measurement of acquired assets and liabilities in business combinations, valuation of assets, determination of asset impairment, determination of self-insured liabilities for general and professional liability, workers’ compensation and health and dental claims, and valuation of deferred tax assets. Actual results could differ from those estimates.
(b) Accounts Receivable
     Accounts receivable are recorded at the net realizable value expected to be received from individual residents or their responsible parties (“private payers”) and government assistance programs such as Medicaid.
     At June 30, 2007 and December 31, 2006, the Company had approximately 54% and 43%, respectively, of its accounts receivable derived from private payer sources, with the balance owing under various state Medicaid programs. Although management believes there are no credit risks associated with government agencies other than possible funding delays, claims filed under the Medicaid program can be denied if not properly filed prior to a statute of limitations.
     The Company periodically evaluates the adequacy of its allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds, which vary by payer type. Allowances for uncollectibility are considered based upon the evaluation of the circumstances for each of these specific accounts. In addition, the Company has developed internally-determined percentages for establishing an allowance for doubtful accounts, which are based upon historical collection trends for each payer type and age of the receivables. Accounts receivable that the Company specifically estimates to be uncollectible, based upon the above process, are fully reserved in the allowance for doubtful accounts until they are written off or collected. The Company wrote off accounts receivable of $0.5 million and $0.3 million in the six month periods ended June 30, 2007 and 2006, respectively. Bad debt expense was $0.3 million and $0.2 million in the six month periods ended June 30, 2007 and 2006, respectively.
(c) Comprehensive Income
     Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity which under GAAP are excluded from results of operations. In the three and six month periods ended June 30, 2007 and 2006, this consists of unrealized gains and losses on available for sale investment securities, net of any related tax effect.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In thousands)
Net income	$4,172	$1,832	$8,899	$4,142
Net unrealized gains	744	—	502	—

Total comprehensive income	$4,916	$1,832	$9,401	$4,142

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which became effective for the Company on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. For the benefits of a tax position to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 has not resulted in a transition adjustment to retained earnings. On the date of adoption, the Company had $0.5 million of unrecognized tax benefits. If recognized, $0.2 million would affect the effective tax rate. The total amount of accrued interest costs and penalties related to income taxes are $0.1 million. The Company classified the interest expense and penalties as income tax expense in the Company’s financial statements. There were no material changes in these items during the three and six month periods ended June 30, 2007. Tax returns for all years after 2002 are subject to future examination by tax authorities.
(e) New Accounting Pronouncements
     On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under GAAP. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS No. 157 will also require expanded disclosure which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently assessing the impact SFAS No. 157 will have on its consolidated financial statements.
(f) Reclassifications
     Certain reclassifications have been made in the prior years’ financial statements to conform to the current year’s presentation. Such reclassifications had no effect on previously reported net income or stockholders’ equity.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. DISCONTINUED OPERATIONS
     There was no loss from discontinued operations during the three and six month periods ended June 30, 2007. The following is a summary of the results of operations for residences that were disposed of in 2006.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2006
	(In thousands)
Revenues	$53	$540

Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	209	731
Residence lease expense	17	118
Depreciation and amortization	7	60
Loss on impairment of long-lived assets	—	1,731

Total operating expenses	233	2,640

Loss from discontinued operations	(180)	(2,100)
Interest expense	7	—

Loss from discontinued operations before income taxes	(173)	(2,100)
Income tax benefit	68	827

Net loss from discontinued operations	$(105)	$(1,273)

The above summary of discontinued operations includes the following:
(a) Closure and Disposition of Assisted Living Residence in Texas
     In the first quarter of 2006, due to future capital needs of the residence and poor financial performance, the Company decided to close an assisted living residence (60 units) located in San Antonio, Texas and actively pursue the disposition of the property on the market. In the first quarter of 2006 certain required structural costs were identified which resulted in the decision to close the residence. As a result, the Company reclassified the financial results of this residence to discontinued operations and recorded an impairment charge of $1.7 million.
(b) Closure of Assisted Living Residence in Washington
     In the first quarter of 2006, the lease term ended for an assisted living residence (63 units) in Edmonds, Washington, and the Company decided to terminate its operations due to poor financial performance. The Company concluded its relationship with the landlord on April 30, 2006. As a result, the Company reclassified the financial results of this residence to discontinued operations. There was no gain or loss on disposition of the operations and leasehold interest.
(c) Closure of Assisted Living Residence in Oregon
     In the first quarter of 2006, due to poor financial performance, the Company decided to close an assisted living residence (45 units) in Klamath Falls, Oregon. There was no gain or loss recorded upon the closure.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. EARNINGS PER SHARE
     ALC computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 requires companies to compute earnings per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. For the three and six month periods ended June 30, 2006, basic and diluted earnings per share are computed using the shares outstanding as of the Separation Date. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and outstanding common stock equivalents. Common stock equivalents consist of incremental shares available upon conversion of Class B common shares which are convertible into Class A common shares at a rate of 1.075 and shares from stock options which are calculated using the treasury-stock method. Common stock equivalents from stock options are excluded for both the three and six month periods ended June 30, 2007 because their effect is anti-dilutive.
     The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Basic earnings per share calculation
Numerator:
Income from continuing operations	$4,172	$1,937	$8,899	$5,415
Loss from discontinued operations, net of tax	—	(105)	—	(1,273)

Net income to common stockholders	$4,172	$1,832	$8,899	$4,142

Denominator:
Weighted average of common shares outstanding	69,482	69,322	69,482	69,322

Income from continuing operations	$0.06	$0.03	$0.13	$0.08
Loss from discontinued operations, net of tax	—	—	—	(0.02)

Basic earnings per share	$0.06	$0.03	$0.13	$0.06

Diluted earnings per share calculation
Numerator:
Income from continuing operations	$4,172	$1,937	$8,899	$5,415
Income from discontinued operations, net of tax	—	(105)	—	(1,273)

Net income to common stockholders	$4,172	$1,832	$8,899	$4,142

Denominator:
Weighted average of common shares outstanding	69,482	69,322	69,482	69,322
Assumed conversion of Class B shares	701	883	712	883

Diluted weighted average shares outstanding	70,183	70,205	70,194	70,205

Income from continuing operations	$0.06	$0.03	$0.13	$0.08
Income from discontinued operations, net of tax	—	—	—	(0.02)

Diluted earnings per share	$0.06	$0.03	$0.13	$0.06

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. SHARE BUYBACK PROGRAM
     On December 14, 2006 our Board of Directors authorized a share buyback program of up to $20 million of our Class A Common Stock over twelve months. Shares may be repurchased in the open market or in privately negotiated transactions from time to time in accordance with appropriate SEC guidelines and regulations and subject to market conditions, applicable legal requirements, and other factors. As of December 31, 2006 no shares had been repurchased under the share buyback program. As of June 30, 2007 the Company had repurchased 260,900 shares for a total cost of $2.8 million under the share buyback program at an average cost of $10.70 per share.
6. SUBSEQUENT EVENTS
     On July 20, 2007, the Company completed the acquisition of a new 185 unit assisted/independent living residence in Dubuque, Iowa. At the time of the purchase, the residence was approximately 47% occupied. All are private pay residents. The purchase price was approximately $24 million and was paid in cash.
     From July 1, 2007 to August 9, 2007, the Company repurchased an additional 943,300 shares of its Class A Common Stock under the share buyback program for a total cost of $9.1 million and an average cost of $9.66 per share. The stock repurchase was financed through existing funds and borrowings under the Company’s existing $100 million credit facility.

ASSISTED LIVING CONCEPTS, INC.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Forward-looking statements are subject to risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those described or referred to in Item 1A – Risk Factors in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and in Part II, Item 5 – Other Information – Forward-Looking Statements and Cautionary Factors in this report.
The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements in Part I, Item 1 of this report.
     Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:
▪	Business Overview. This section provides a general financial description of our business. More specifically, this section describes the sources and composition of our revenues and operating expenses. In addition, this section outlines the key performance indicators that we use to monitor and manage our business and anticipate future trends.

▪	Consolidated Results of Operations. This section provides an analysis of our results of operations for the three month and six month periods ended June 30, 2007 compared to the three month and six month periods ended June 30, 2006.

▪	Liquidity and Capital Resources. This section provides a discussion of our liquidity and capital resources as of June 30, 2007, and our expected future cash needs.

▪	Critical Accounting Policies. This section discusses accounting policies which we consider to be critical to obtain an understanding of our consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. Our critical accounting policies are those that require significant judgment and estimates on the part of management in their application.
Business Overview
General
Our business strategy, as outlined in our Annual Report on Form 10-K for the year ended December 31, 2006, is to grow our revenue and operating income by:

▪	increasing the overall size of our portfolio through building additional capacity to existing residences and through acquisitions;

▪	increasing our overall occupancy percentage and our percentage of revenue from private pay sources; and

▪	applying operating efficiencies and best practices achievable from owning a large number of assisted living residences.
     We are in the architectural and pre-construction phase of our previously announced expansion project to add 400 units to existing residences and expect completion of construction in the second quarter of 2008.
     On July 20, 2007, we completed the acquisition of a newly constructed 185 unit assisted/independent living residence in Dubuque, Iowa at a purchase price of approximately $24.0 million. At the time of purchase, the residence was approximately 47% occupied with all private pay residents.
     As a result of our decision to exit from Medicaid contracts at an accelerated rate in the first six months of 2007, overall census in the second quarter of 2007 declined to 80.9% from 84.4% in the second quarter of 2006 and 83.7% in the first quarter of 2007. Our decision to exit from Medicaid contracts at an accelerated rate was primarily in response to actions by the State of Texas to initiate a managed Medicaid system. Had the State of Texas not initiated managed Medicaid service agreements through third parties, we would not have allowed our traditional Medicaid contracts to lapse during the first half of 2007.
     The accelerated phase of our exit from traditional Medicaid programs was completed during the second quarter of 2007. We expect to fill the resulting open units with private pay residents over time. We no longer accept new Medicaid residents and, as a result, expect the number of units occupied by Medicaid residents to continue to decline. In the third quarter of 2007, our reported Medicaid census will reflect a larger decline than would result solely from natural

ASSISTED LIVING CONCEPTS, INC.
attrition. This is because we report census figures as the average number of residents over the period and much of the reduction in the number of Medicaid units in the second quarter occurred toward the end of the quarter. At June 30, 2007, we had 1,327 units occupied by Medicaid residents, 117 below our reported average for the quarter. In the fourth quarter of 2007 and beyond, we expect the number of units occupied by Medicaid residents to continue to decline but at a rate that is slower than during the first three quarters of 2007 and, because private pay residents can no longer convert to Medicaid, faster than the rate of reduction in 2006.
     Despite the overall census decrease in the second quarter of 2007, we maintained our level of revenues from the first quarter of 2007 and increased revenues from the corresponding quarter of 2006. This was accomplished primarily through increased private pay occupancy, rate increases and, with respect to the first quarter of 2007, an additional day in the quarter.
Revenues
     We generate revenue from private pay and Medicaid sources. For the six month periods ended June 30, 2007 and 2006, approximately 82.9% and 78.5%, respectively, of our revenue was generated from private pay sources. Residents are charged an accommodation fee that is based on the type of accommodation they occupy and a service fee that is based upon their assessed level of care. We generally offer studio, one-bedroom and two-bedroom accommodations. The accommodation fee is based on prevailing market rates of similar assisted living accommodations. The service fee is based upon periodic assessments, which include input of the resident and their physician and family and establish the additional hours of care and service provided to the resident. We offer various levels of care for assisted living residents who require less or more frequent and intensive care or supervision. For the six month periods ended June 30, 2007 and 2006, approximately 80% and 81%, respectively, of our private pay revenue was derived from accommodation fees. For the six month periods ended June 30, 2007 and 2006, approximately 20% and 19%, respectively, was derived from service fees. Both the accommodation and level of care service fees are charged on a per day basis, pursuant to residency agreements with month-to-month terms.
     Medicaid rates are generally lower than rates earned from private payers. Therefore, we consider our private pay mix an important performance measurement indicator.
     Although we intend to continue to reduce the number of units occupied by residents paying through Medicaid, we currently provide assisted living services to Medicaid funded residents in 9 of the 17 states in which we operate. The Medicaid program in each state determines the revenue rates for accommodations and levels of care. The basis of the Medicaid rates varies by state and in certain states is subject to negotiation. We expect Medicaid rates to increase by approximately 1% in the third quarter of 2007.
Residence Operations Expenses
     The largest component of our residence operations expense consists of wages and benefits, utilities and property related costs, and variable operating costs related to the provision of services to our residents.
     For all continuing residences, residence operations expense percentage consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Wage and benefit costs	58%	59%	57%	60%
Utility and property costs	13	14	15	15
Variable resident care costs	29	27	28	25

Total residence operation costs	100%	100%	100%	100%

     A significant portion of our wages and benefits is fixed and does not vary based upon occupancy, as we must employ a minimum number of employees to properly maintain our residences and provide care and services to our residents. However, as we expand by building additional capacity at existing residences, constructing new residences, or purchasing additional residences, we would expect our fixed costs related to wages, utilities and property costs to increase. A smaller portion of our wages and benefits vary because they are contingent upon occupancy, as we offer bonus programs to all levels of staff, including residence staff, to promote common corporate objectives including high quality of services and private pay occupancy levels. Other than these contingent costs, directly variable costs pertain only to food, supplies, and certain administrative expenses.

ASSISTED LIVING CONCEPTS, INC.
General and Administrative Costs
     As a result of the Separation, we now require services and incur additional costs associated with being a public company. In addition, certain other general and administrative costs that had been shared with Extendicare Inc. (“Extendicare”) since we were acquired by Extendicare Health Services, Inc. (“EHSI”), a wholly-owned subsidiary of Extendicare, in January of 2006 (the “Acquisition”), were re-established after completion of the Separation. Certain of these costs were in place as of the Separation Date; however, quarter over quarter we anticipate additional annual public company costs relating to the full year effect of:
▪	board of director fees;

▪	Sarbanes-Oxley compliance:

▪	hiring additional members of the management team;

▪	stock registration and listing fees;

▪	other general and administrative costs anticipated for reporting and compliance;

▪	quarterly and annual filings;

▪	transfer agent fees;

▪	public relations; and

▪	directors’ and officers’ liability insurance.
     Subsequent to the Acquisition, certain general and administrative services were provided to us by Extendicare. Extendicare’s incremental costs, and, in the case of information technologies, the price that Extendicare’s related company, Virtual Care Provider Inc. (“VCPI”), sold services to external clients, was charged to us. Some of these services previously provided through Extendicare are provided directly to us by third party vendors. Pursuant to transitional services agreements with subsidiaries of Extendicare, certain services will continue to be provided to us on a transitional basis. These services include information technology, payroll and employee benefits processing, and reimbursement services (Medicaid cost reporting in the state of Texas).
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
Occupancy Percentage or Occupancy Rate
     Occupancy is measured as the percentage of average daily census relative to the total number of units available for occupancy in the period.
Private Pay Mix
     Private pay mix is the measure of the percentage of private or non-Medicaid census. We focus on increasing the level of private pay funded units.
Average Revenue Rate by Payer Source
     The average revenue rate by each payer source represents the average daily revenues earned from accommodation and service fees provided to private pay and Medicaid residents. The daily revenue rate by each payer source is calculated by the dividing aggregate revenues earned by payer type by the total ADC for its payer source in the corresponding period.

ASSISTED LIVING CONCEPTS, INC.
Adjusted EBITDA and Adjusted EBITDAR
     Adjusted EBITDA is defined as net income from continuing operations before income taxes, interest expense net of interest income, depreciation and amortization, equity based compensation expense, transaction costs and non-cash, non-recurring gains and losses, including disposal of assets and impairment of long-lived assets and loss on refinancing or retirement of debt. Adjusted EBITDAR is defined as adjusted EBITDA before rent expenses incurred for leased assisted living properties. Adjusted EBITDA and adjusted EBITDAR are not measures of performance under accounting principles generally accepted in the United States of America, or GAAP. We use adjusted EBITDA and adjusted EBITDAR as key performance indicators and adjusted EBITDA and adjusted EBITDAR expressed as a percentage of total revenues as a measurement of margin.
     We understand that EBITDA and EBITDAR, or derivatives thereof, are customarily used by lenders, financial and credit analysts, and many investors as a performance measure in evaluating a company’s ability to service debt and meet other payment obligations or as a common valuation measurement in the long-term care industry. Moreover, our revolving credit facility contains covenants in which a form of EBITDA is used as a measure of compliance, and we anticipate a form of EBITDA will be used in covenants in any new financing arrangements that we may establish. We believe adjusted EBITDA and adjusted EBITDAR provide meaningful supplemental information regarding our core results because these measures exclude the effects of non-operating factors related to our capital assets, such as the historical cost of the assets.
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
     In addition, we assess the key performance indicators for residences that we operated in all reported periods, or “same residence” operations. Same residence operations are defined as all continuing operations excluding the Escanaba, Michigan residence acquired in November 2006.
ADC
All Continuing Residences
     The following table sets forth our average daily census (“ADC”) for the three and six month periods ended June 30, 2007 and 2006 for both private and Medicaid payers for all of the continuing residences whose results are reflected in our consolidated financial statements:
Average Daily Census

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007	%	2006	%	2007	%	2006	%
Private Pay	5,292	78.6%	4,995	71.5%	5,255	76.7%	4,958	71.2%
Medicaid	1,444	21.4	1,987	28.5	1,592	23.3	2,008	28.8

Total	6,736	100.0%	6,982	100.0%	6,847	100.0%	6,966	100.0%

     During the second quarter and first half of 2007, total ADC decreased 3.5% and 1.7%, respectively, while private pay ADC increased 5.9 % and 6.0%, respectively, and Medicaid ADC decreased 27.3% and 20.7%, respectively, from the corresponding periods of 2006. These changes are consistent with our strategy to increase the number of residents in our communities that are

ASSISTED LIVING CONCEPTS, INC.
private pay, both by filling existing vacancies at our residences with private pay residents and by decreasing the number of units in our residences that are available for residents who rely on Medicaid.
Same Residence Basis
     The following table is presented on a same residence basis, and therefore removes the impact of the Escanaba, Michigan acquisition in November 2006. The table sets forth our average daily census for the three and six month periods ended June 30, 2007 and 2006 for both private and Medicaid payers for all of the assisted living residences on a same residence basis.
Average Daily Census

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007	%	2006	%	2007	%	2006	%
Private Pay	5,252	78.4%	4,995	71.5%	5,215	76.6%	4,958	71.2%
Medicaid	1,444	21.6	1,987	28.5	1,592	23.4	2,008	28.8

Total	6,696	100.0%	6,982	100.0%	6,807	100.0%	6,966	100.0%

     During the second quarter and first half of 2007, total ADC decreased 4.1% and 2.3%, respectively, while private pay ADC increased 5.1% and 5.2%, respectively, and Medicaid ADC decreased 27.3% and 20.7%, respectively, from the corresponding periods of 2006. As mentioned above, this is consistent with our strategy to increase the number of private pay residents and decrease the number of units available to residents who rely on Medicaid.
Occupancy Percentage
     Occupancy percentages are impacted by our completion and opening of new assisted living residences, additions to existing assisted living residences, and acquisitions. As total capacity of newly completed additions or new residences increases, occupancy percentages are impacted as the assisted living residence is filling the additional units. After the completion of the construction, we generally plan for additional units to take anywhere from one to one and a half years to reach optimum occupancy levels (defined by us as at least 90%).
     Due to the significant impact on occupancy rates that developmental residences have had on historical results, we have split occupancy information between mature and developmental residences. In general, developmental residences are defined as residences that have undergone expansions or new residences that have opened. An assisted living residence identified as developmental is classified as such until it reaches 90% occupancy but in no case would it be classified as developmental for more than 12 months after completion of construction. As of June 30, 2007, we had 3 residences, totaling 153 units, classified as developmental. In the third quarter of 2007, we expect to add 209 additional units to the developmental classification including 185 units from the newly acquired Dubuque Retirement Community. All residences that are not developmental are considered mature residences.
All Continuing Residences
     The following table sets forth our occupancy percentages for the three and six month periods ended June 30, 2007 and 2006 for all mature and developmental continuing residences whose results are reflected in our consolidated financial statements.
Occupancy Percentage

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Mature	81.5%	85.6%	82.8%	85.6%

Developmental	49.8%	63.8%	52.1%	62.2%

All Residences	80.9%	84.4%	82.3%	84.3%

     For the three and six month periods ended June 30, 2007, we saw a decline in mature residences occupancy percentage from 85.6% to 81.5% and 85.6% to 82.8%, respectively, from the corresponding periods in 2006. Occupancy percentages at our developmental residences also declined from 63.8% to 49.8% and 62.2% to 52.1% for the three and six month periods ended June 30, 2007 and 2006, respectively.

ASSISTED LIVING CONCEPTS, INC.
     Occupancy percentages for all mature and developmental residences decreased from 84.4% to 80.9% in the three month period ended June 30, 2007 and from 84.3% to 82.3% in the six month period ended June 30, 2007.
     The decline in our total and mature occupancy percentages for the three and six month periods ended June 30, 2007 is primarily due to our decision to exit from a number of Medicaid contracts in several states. Changes in the developmental category are a function of the specific properties that are classified in this category.
Same Residence Basis
     The following table sets forth the occupancy percentages outlined above on a same residence basis for the three and six month periods ended June 30, 2007 and 2006:
Occupancy Percentage

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Mature	81.4%	85.6%	82.8%	85.6%

Developmental	49.8%	74.1%	52.1%	74.7%

All Residences	80.8%	85.2%	82.2%	85.2%

     For the three and six month periods ended June 30, 2007, we saw a decline in mature residence occupancy percentage from 85.6% to 81.4% and from 85.6% to 82.8%, respectively, from the corresponding periods from 2006. The developmental properties occupancy percentage decreased from 74.1% to 49.8% and from 74.7% to 52.1% for the three and six month periods ended June 30, 2007 and 2006, respectively.
     The decline in our total and mature occupancy percentages for the three and six month periods ended June 30, 2007 is primarily due to our decision to exit from a number of Medicaid contracts in several states. Changes in the developmental category are a function of the specific properties that are classified in this category.
Average Revenue Rate by Payer Source
All Continuing Residences
     The following table sets forth our average daily revenue rates for the three and six month periods ended June 30, 2007 and 2006 for both private pay and Medicaid payers for all continuing residences whose results are reflected in our consolidated financial statements.
Average Daily Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	% Increase	2007	2006	% Increase
Private Pay	$100.21	$95.86	4.5%	$99.70	$96.34	3.5%

Medicaid	$67.62	$64.77	4.4%	$67.82	$65.24	4.0%

All payer sources	$93.22	$87.01	7.1%	$92.29	$87.38	5.6%

     The average private pay revenue rate increased by 4.5% and 3.5% in the three and six month periods ended June 30, 2007 and 2006, respectively. The average Medicaid pay rate increased by 4.4% and 4.0% during the same time frames. The average daily private pay revenue rate increased primarily as a result of annual rate increases, partially offset by additional private pay residents occupying studio accommodations and lower levels of acuity in new residents. Historically, Medicaid residents have occupied our lower rate studio accommodations. To the extent such accommodations became occupied by private pay residents, the average private pay rate decreases. In addition, over time, residents’ acuity levels generally increase. Because of the higher number of new residents in the first half of 2007, acuity levels were lower in the three and six month periods ended June 30, 2007 when compared to the same periods in 2006.

ASSISTED LIVING CONCEPTS, INC.
Number of Residences Under Operation
     The following table sets forth the number of residences under operation as of June 30:

	2007	2006
Owned (Note 1)	152	151
Under capital lease	5	5
Under operating leases	50	50

Total under operation	207	206

Percent of residences:
Owned	73.4%	73.3%
Under capital leases	2.4	2.4
Under operating leases	24.2	24.3

	100.0%	100.0%

(1)	Includes 29 assisted living properties which were owned by EHSI as of March 31, 2006 and transferred from EHSI to ALC as part of the Separation.
Adjusted EBITDA and EBITDAR
     The following table sets forth a reconciliation of net income to adjusted EBITDA and adjusted EBITDAR:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Net income	$4,172	$1,832	$8,899	$4,142
Loss from discontinued operations, net of tax benefit	—	105	—	1,273
Provision for income taxes	2,556	2,442	5,454	4,631

Income from continuing operations before income taxes	6,728	4,379	14,353	10,046
Add:
Depreciation and amortization	4,323	4,169	8,504	8,292
Interest expense, net	857	2,584	2,072	5,414
Transaction costs	—	2,300	56	2,300
Non-cash equity based compensation	186	2	192	280

Adjusted EBITDA	12,094	13,434	25,177	26,332
Add: Lease expense	3,460	3,537	7,159	7,025

Adjusted EBITDAR	$15,554	$16,971	$32,336	$33,357

ASSISTED LIVING CONCEPTS, INC.
The following table sets forth the calculations of Adjusted EBITDA and Adjusted EBITDAR percentages:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Revenues	$57,426	$56,998	$114,947	$113,774

Adjusted EBITDA	$12,094	$13,434	$25,177	$26,332

Adjusted EBITDAR	$15,554	$16,971	$32,336	$33,357

Adjusted EBITDA as percent of total revenue	21.1%	23.6%	21.9%	23.1%

Adjusted EBITDAR as percent of total revenue	27.1%	29.8%	28.1%	29.3%

     Decreased adjusted EBITDA in the second quarter of 2007 resulted primarily from increased residence operations expenses ($1.5 million) and increased general and administrative expense items ($1.4 million), partially offset by residence operations expenses associated with the properties retained by Extendicare ($1.1 million), the growth in revenues discussed below ($0.4 million), and a reduction in lease expense ($0.1 million). Increased residence operations expenses were primarily associated with salaries and wages from inflationary factors, additional divisional staff hired to facilitate Sarbanes Oxley 404 compliance and additional sales people primarily in Texas as well as additional expenses to drive revenues such as new marketing materials. Increased general and administrative expenses were primarily associated with additional payroll and other public company charges including directors and officers liability insurance and investor relation fees.
     In the second quarter of 2007, rental expense decreased by $0.1 million over the second quarter of 2006. Other than the decrease in rental expense, adjusted EBITDAR decreased for the same reasons as explained in adjusted EBITDA above.
     In the first half of 2007, decreased adjusted EBITDA resulted primarily from increased residence operations expenses ($2.5 million) primarily associated with measures to drive additional revenues, including new marketing materials, and additional insurance expense, increased general and administrative expense ($2.0 million) primarily associated with additional expenses from being a public company in 2007, and increased residence lease expense ($0.1 million), partially offset by residence operations expense associated with properties retained by Extendicare ($2.2 million) and the growth in revenues discussed below ($1.1 million).
     In the first half of 2007, rental expense increased by $0.1 million over the first half of 2006. Other than the increase in rental expense, adjusted EBITDAR decreased for the reasons listed in the adjusted EBITDA discussion above.
     Please see “— Business Overview — Key Performance Indicators — Adjusted EBITDA and Adjusted EBITDAR” above for a discussion of our use of adjusted EBITDA and adjusted EBITDAR and a description of the limitations of such use.

ASSISTED LIVING CONCEPTS, INC.
Consolidated Results from Operations
Three Months Ended June 30, 2007 Compared with the Three Months Ended June 30, 2006
     The following table sets forth details of our revenues and income as a percentage of total revenues:

	Three Months Ended
	June 30,
	2007	2006
Revenues	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	66.6	66.4
General and administrative costs	6.7	3.9
Residence lease expense	6.0	6.2
Depreciation and amortization	7.5	7.3
Transaction costs	—	4.0

Income from operations	13.2	12.2
Interest expense, net	(1.5)	(4.5)
Income tax expense	(4.4)	(4.3)

Net income from continuing operations	7.3	3.4
Loss from discontinued operations, net of tax	—	(0.2)

Net income	7.3%	3.2%

Revenues
     Revenues in the three month period ended June 30, 2007 increased $0.4 million, or 0.8%, to $57.4 million from $57.0 million in the three month period ended June 30, 2006. Revenues increased approximately $2.6 million due to an increase of 297 units occupied by private pay residents, $2.1 million due to private rate increases, $0.4 million due to Medicaid rate increases, and $0.2 million due to revenue from the current tenant of ALC’s recently purchased corporate office which ended June 30, 2007. These increases were partially offset by a decrease in our average daily Medicaid census of 543 units which equates to $3.2 million, $1.3 million in revenues associated with the properties retained by Extendicare that were included only in the 2006 period, and $0.4 million in revenues associated with the amortization of below market leases from Extendicare’s 2005 acquisition of ALC which ended in January 2007.
Residence Operations (exclusive of deprecation, amortization and residence lease expense shown below)
     Residence operating costs increased $0.4 million, or 1.0%, in the three month period ended June 30, 2007 compared to the three month period ended June 30, 2006. Operating costs decreased $1.1 million as a result of certain properties being retained by Extendicare that were included only in the 2006 period and increased by $1.5 million as a result of normal inflationary factors on salaries and wages, additional staff to facilitate Sarbanes Oxley 404 compliance, additional sales people primarily in the State of Texas, and additional expenses to drive revenue such as new marketing materials.
General and Administrative Costs
     General and administrative costs increased $1.6 million, or 75.3%, in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase is attributable to $0.8 million of additional salaries and benefits, $0.4 million for new public company costs such as directors’ and officers’ liability insurance and investor relations fees, and $0.4 million of other administrative fees related to our annual conference, travel and communication expenses.
Residence Lease expense
     Residence lease expense decreased $0.1 million to $3.5 million in the three month period ended June 30, 2007 compared to the three month period ended June 30, 2006. This decrease resulted from termination of an office lease in Dallas, Texas.

ASSISTED LIVING CONCEPTS, INC.
Depreciation and Amortization
     Depreciation and amortization increased $0.2 million to $4.3 million in the three month period ended June 30, 2007 compared to $4.2 million in the three month period ended June 30, 2006. The increase resulted primarily from the acquisition of a residence in Escanaba, Michigan, in November 2006 and the purchase of a new corporate office building in August 2006 and was offset by the depreciation on two freestanding residences that were retained by Extendicare upon the Separation.
Transaction Costs
     Transaction costs related to the Separation amounted to $2.3 million in the three months ended June 30, 2006. No costs related to the Separation were incurred in the three month period ended June 30, 2007.
Income from operations
     Income from operations for the three months ended June 30, 2007 was $7.6 million compared to $7.0 million for the three months ended June 30, 2006 due to the reasons described above.
Interest Expense, Net
     Interest expense, net of interest income, decreased $1.7 million to $0.9 million in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The three month period ended June 30, 2006 included $1.2 million of interest expense allocated to or charged to us by Extendicare on intercompany debt. This debt was either paid off or forgiven in connection with the Separation. The remaining decrease is a result of increased interest income of $0.5 million offset by increased amortization of finance charges of $0.1 million related to the $100 million revolving credit facility.
Income from Continuing Operations before Income Taxes
     Income from continuing operations before income taxes for the three months ended June 30, 2007 was $6.7 million compared to $4.3 million for the three months ended June 30, 2006 due to the reasons described above.
Income Tax Expense
     Income tax expense for the three months ended June 30, 2007 was $2.6 million compared to $2.4 million for the three months ended June 30, 2006. Our effective tax rate was 38.0% for the three months ended June 30, 2007 compared to 55.8% for the three months ended June 30, 2006. The decrease in the effective rate for the three month period ended June 30, 2006 was caused by the $2.3 million in transaction costs which were nondeductible for tax purposes. Without the transaction costs, our effective tax rate was 36.7% for the three months ended June 30, 2006. Excluding transaction costs, the effective rate for the quarter ended June 30, 2006 was 1.3% lower than the effective rate for the three month period ended June 30, 2007 as a result of a one time tax reduction related to a Texas tax law change.
Net Income from Continuing Operations
     Net income from continuing operations for the three months ended June 30, 2007 was $4.2 million compared to net income of $1.9 million for the three months ended June 30, 2006 due to the reasons described above.
Loss from Discontinued Operations, net of tax
     There was no loss from discontinued operations in the three month period ended June 30, 2007 as all discontinued operations had either ceased or did not transfer to us upon the Separation. The loss from discontinued operations, net of tax, was $0.1 million in the three month period ended June 30, 2006.
Net Income
     Net income for the three months ended June 30, 2007 was $4.2 million compared to net income of $1.8 million for the three months ended June 30, 2006 due to the reasons described above.

ASSISTED LIVING CONCEPTS, INC.
Six Months Ended June 30, 2007 Compared with the Six Months Ended June 30, 2006
The following table sets forth details of our revenues and income as a percentage of total revenues:

	Six Months Ended
	June 30,
	2007	2006
Revenues	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	66.1	66.6
General and administrative costs	6.0	4.3
Residence lease expense	6.2	6.2
Depreciation and amortization	7.4	7.3
Transaction costs	0.0	2.0

Income from operations	14.3	13.6
Interest expense, net	(1.8)	(4.8)
Income tax expense	(4.8)	(4.1)

Net income from continuing operations after income taxes	7.7	4.7
Loss from discontinued operations, net of tax	—	(1.1)

Net income	7.7%	3.6%

Revenues
     Revenues in the six month period ended June 30, 2007 increased $1.1 million, or 1.0%, to $114.9 million from $113.8 million in the six month period ended June 30, 2006. Revenues increased approximately $5.2 million due to an increase in private pay occupancy of 297 residents, $3.2 million due to private rate increases, $0.7 million due to Medicaid rate increases, and $0.5 million due to revenue from the current tenant of ALC’s recently purchased corporate office. These increases were partially offset by a decrease in our average daily Medicaid census of 419 residents resulting in decreased revenue of $4.9 million, $2.8 million in revenues associated with the properties retained by Extendicare that were included only in the 2006 period, and $0.8 million in revenues associated with the amortization of below market leases from Extendicare’s 2005 acquisition of ALC which ended in January 2007.
Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)
     Residence operating costs increased $0.2 million, or 0.3%, in the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006. Operating costs decreased $2.3 million as a result of certain properties being retained by Extendicare that were included only in the 2006 period and increased by $2.5 million primarily due to measures taken to drive additional revenue including new marketing materials and higher insurance expenses.
General and Administrative
     General and administrative costs increased $1.9 million, or 38.2%, in the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006. General and administrative costs increased $1.0 million from increases in salaries and benefits and $0.7 million for new public company costs such as directors’ and officers’ liability insurance and investor relations.
Residence Lease Expense
     Residence lease expense increased $0.1 million to $7.2 million in the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006. This increase is a result of normal contractual adjustments in our lease agreements.
Depreciation and Amortization
     Depreciation and amortization increased $0.2 million to $8.5 million in the six month period ended June 30, 2007 compared to $8.3 million in the six month period ended June 30, 2006. The increase resulted from the acquisition of a residence in Escanaba,

ASSISTED LIVING CONCEPTS, INC.
Michigan, in November 2006 and the purchase of a new corporate office building in August 2006 and was offset by the depreciation on two freestanding residences that were retained by Extendicare upon the Separation.
Transaction Costs
     Transaction costs related to the Separation amounted to approximately $0.1 million and $2.3 million in the six month periods ended June 30, 2007 and 2006, respectively.
Income from Operations
     Income from operations before income taxes for the six month period ended June 30, 2007 was $16.4 million compared to $15.5 million for the six month period ended June 30, 2006 due to the reasons described above.
Interest Expense, Net
     Interest expense, net of interest income, decreased $3.3 million to $2.1 million in the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006. The six month period ended June 30, 2006 included $2.5 million of interest expense allocated to or charged to us by Extendicare on intercompany debt. This debt was either paid off or forgiven in connection with the Separation. The remaining decrease of $0.8 million is a result of higher interest income partially offset by amortization of financing fees on our $100 million revolving credit facility.
Income from Continuing Operations before Income Taxes
     Income from continuing operations before income taxes for the six month period ended June 30, 2007 was $14.4 million compared to $10.0 million for the six month period ended June 30, 2006 due to the reasons described above.
Income Tax Expense
     Income tax expense for the six month period ended June 30, 2007 was $5.5 million compared to $4.6 million for the six month period ended June 30, 2006. Our effective tax rate was 38.0% for the six month period ended June 30, 2007 compared to 46.1% for the six month period ended June 30, 2006. The effective tax rate decrease was primarily due to the stepped up tax basis of assets purchased from Extendicare in connection with the Separation.
Net Income from Continuing Operations
     Net income from continuing operations for the six month period ended June 30, 2007 was $8.9 million compared to $5.4 million for the six month period ended June 30, 2006 due to the reasons described above.
Loss from Discontinued Operations, net of tax
     There was no loss from discontinued operations in the six month period ended June 30, 2007 as all discontinued operations had either ceased or did not transfer to us upon the Separation. The loss from discontinued operations, net of tax, was $1.3 million in the six month period ended June 30, 2006.
Net Income
          Net income for the six month period ended June 30, 2007 was $8.9 million compared to $4.1 million for the six month period ended June 30, 2006 due to the reasons described above.
Related Party Transactions
Transactions with Extendicare and its Affiliates
     Prior to the Separation, we insured certain risks with Laurier Indemnity Company, Ltd. (“Laurier”), an affiliated insurance subsidiary of Extendicare and third party insurers. The consolidated statement of income for the three and six month periods ended June 30, 2006 includes intercompany insurance premium expenses of $0.4 million and 0.5 million, respectively. After the Separation, we discontinued paying premiums to Laurier and began coverage with Pearson.

ASSISTED LIVING CONCEPTS, INC.
     Prior to the Separation, we also purchased computer hardware and software support services from VCPI. The cost of services was based on agreed upon rates that, we believe, approximated market rates, and was $0.4 million and $0.9 million for the three and six month periods ended June 30, 2006. In addition, we purchased payroll and benefits, financial management and reporting, legal, human resources and reimbursement services from EHSI. The cost was based upon actual incremental costs of the services provided and was $0.2 million and $0.5 million in the three and six month periods ended June 30, 2006. We continue to contract with Extendicare to provide certain of these support services at rates we believe approximate market rates.
     Prior to the Separation, EHSI’s U.S. parent company, EHI, was responsible for all U.S. federal tax return filings and therefore we incurred charges (payments) from (to) EHI for income taxes. Accordingly, we had balances due to EHSI, who in turn had balances due to EHI. Advances made and outstanding in respect of federal tax payments and other sundry working capital advances were non-interest bearing. In connection with the Separation, or shortly thereafter, all balances due to EHI related to U.S. federal tax return filings were settled and therefore no balances remained at June 30, 2007.
Liquidity and Capital Resources
Sources and Uses of Cash
     We had cash and cash equivalents of $34.6 million at June 30, 2007 compared to $20.0 million at June 30, 2006. The table below sets forth a summary of the significant sources and uses of cash for the six month periods ended June 30.

	2007	2006
	(In thousands)
Cash provided by operating activities	$26,557	$16,700
Cash used in investing activities	(8,066)	(4,603)
Cash used in financing activities	(3,847)	(14,219)

Increase / (decrease) in cash and cash equivalents	$14,644	$(2,122)

     Cash flow from operating activities was $26.6 million in the six months ended June 30, 2007 compared to $16.7 million in the six months ended June 30, 2006.
     Our working capital decreased $2.5 million in the six months ended June 30, 2007 compared to December 31, 2006, primarily from a $14.6 million increase in cash, partially offset by an $11.8 million increase in the current portion of long-term debt.
     Property and equipment increased $0.6 million in the six months ended June 30, 2007 compared to December 31, 2006. Property and equipment increased $8.1 million from capital expenditures and decreased by $7.4 million from depreciation expense.
     Total debt, including both current and long-term, was $89.3 million as of June 30, 2007 compared to $90.6 million at December 31, 2006. The change in debt was the result of principal payments of $1.1 million and amortization of a market value adjustment of $0.2 million.
     Cash used in investing activities was $8.1 million for the six months ended June 30, 2007 compared to $4.6 million in the six months ended June 30, 2006. Payments for new construction projects were $2.1 million for the six months ended June 30, 2007 compared to $1.2 million for the six months ended June 30, 2006.
     Cash used in financing activities was $3.8 million for the six months ended June 30, 2007 compared to cash used by financing activities of $14.2 million in the six months ended June 30, 2006. We repurchased 260,900 shares of Class A Common Stock at a total cost of $2.8 million during the second quarter. The prior year period included a $14.5 million payment on an interest bearing advance from Extendicare.
$100 Million Credit Facility
     On November 10, 2006, we entered into a five year, $100 million revolving credit agreement with General Electric Capital Corporation and other lenders. The facility is guaranteed by certain of our subsidiaries that own approximately 64 of the residences in our portfolio and secured by a lien against substantially all of our assets and such subsidiaries. Interest rates applicable to funds borrowed under the facility are based, at our option, on either a base rate essentially equal to the prime rate or LIBOR plus an amount

ASSISTED LIVING CONCEPTS, INC.
that varies according to a pricing grid based on a consolidated leverage test. At June 30, 2007 this amount was 150 basis points. Under certain conditions, we may request a $50 million increase in the facility.
     There were no borrowings under the facility in 2006 or during the six month period ended June 30, 2007. As of June 30, 2007, we were in compliance with all covenants and available borrowings under the facility were $100 million.
Debt Instruments
     There were no material changes in our debt obligations from December 31, 2006 to June 30, 2007 and, as of the date of this report we were in compliance with all financial covenants in our debt agreements.
Principal Repayment Schedule
     There were no material changes in our monthly debt service payments from December 31, 2006 to June 30, 2007.
Letters of credit
     As of June 30, 2007, we had $8.2 million in outstanding letters of credit, the majority of which are secured by cash. Pearson maintains a $5.0 million letter of credit in favor of a third party professional liability insurer. Approximately $2.2 million of the letters of credit provide security for worker’s compensation insurance and the remaining $1.0 million of letters of credit are security for landlords of leased properties. All the letters of credit are renewed annually and have maturity dates ranging from July 2007 to January 2008.
Restricted Cash
     As of June 30, 2007, restricted cash consists of $6.8 million of cash deposits securing letters of credit, $1.4 million of cash deposits as security for Oregon Trust Deed Notes, and $0.1 million as security for HUD Insured Mortgages due 2036.
Contractual Obligations
     There were no material changes in our contractual obligations outside of the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Off Balance Sheet Arrangements
     We had no off balance sheet arrangements as of June 30, 2007.
Cash Management
     As of June 30, 2007, we held unrestricted cash and cash equivalents of $34.6 million. We monitor daily incoming cash flows and outgoing expenditures to ensure available cash is invested on a daily basis.
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
Acquisitions
     On July 20, 2007 we completed the acquisition of a new 185 unit assisted/independent living residence in Dubuque, Iowa for approximately $24 million in cash.

ASSISTED LIVING CONCEPTS, INC.
Capital Commitments
     As of June 30, 2007, we had one construction project in progress that will increase operational capacity by 24 units. Total costs incurred through June 30, 2007 on this project were approximately $2.3 million and purchase commitments of $1.1 million were outstanding. The total estimated cost of the uncompleted project is approximately $3.4 million. As of June 30, 2007, we had other capital expenditure purchase commitments outstanding of approximately $1.5 million.
Expansion Plans
     On February 27, 2007 we announced plans to add a total of 400 units onto our existing owned residences. We expect to complete construction in the second quarter of 2008. It is expected to take an additional 12 months to stabilize occupancy (as well as cash flow at the expanded residences). We expect our cost to be approximately $125,000 per additional unit or a total cost of $50 million.
Share Buyback
     On December 13, 2006 our Board of Directors authorized a share buyback program of up to $20 million of our Class A Common Stock over twelve months. We may repurchase shares in the open market or in privately negotiated transactions from time to time in accordance with appropriate SEC guidelines and regulations and subject to market conditions, applicable legal requirements, and other factors. As of June 30, 2007, we had purchased 260,900 shares for a total cost of $2.8 million under the share buyback program, all of which were repurchased with existing cash in the quarter ended June 30, 2007.
     From July 1, 2007 through August 9, 2007, we repurchased an additional 943,300 shares of its Class A Common Stock under the share buyback program for a total cost of $9.1 million and an average cost of $9.66 per share. The stock repurchase was financed through existing funds and borrowings under our existing $100 million credit facility.
Accrual for Self-Insured Liabilities
     At June 30, 2007, we had an accrued liability for settlement of self-insured liabilities of $1.6 million for general and professional liability claims. We paid $0.1 million in claims in each of the six month periods ended June 30, 2007 and 2006. The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported. We estimate that $0.3 million of the total $1.6 million liability will be paid within the next twelve months. The timing of payments is not directly within our control, and, therefore, estimates are subject to change in the future. We believe we have provided sufficient provisions for incurred general and professional liability claims as of June 30, 2007.
     At June 30, 2007, we had an accrual for workers’ compensation claims of $4.0 million. Claim payments for the six month periods ended June 30, 2007 and 2006 were $0.9 million and $0.8 million, respectively. The timing of payments is not directly within our control, and, therefore, estimates are subject to change in the future. We believe we have provided sufficient provisions for workers’ compensation claims as of June 30, 2007.
Critical Accounting Policies
     Our consolidated financial statements have been prepared in conformity with GAAP. For a full discussion of our accounting policies as required by GAAP, refer to our Annual Report on Form 10-K for the year ended December 31, 2006. We consider certain accounting policies to be critical to an understanding of our consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2007 and December 31, 2006, our long-term debt consisted of fixed-rate debt of $89.3 million and $90.6 million, respectively.
     We have no derivative instruments. We do not speculate using derivative instruments and do not engage in derivative trading of any kind.
Quantitative Disclosures
     There were no material changes in the principal, or notional, amounts and related weighted average interest rates by year of maturity for our debt obligations as of June 30, 2007.

Item 4. CONTROLS AND PROCEDURES
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
Item 2. UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In compliance with Item 703 of Regulation S-K, the Company provides the following summary of its purchases of Class A Common Stock during its second quarter of 2007.

				(d)
			(c)	Maximum Number
			Total Number of	(or Approximate Dollar
			Shares Purchased as	Value) of Shares
	(a)	(b)	Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	Per Share	Programs	Plans or Programs
April 1, 2007 to April 30, 2007	—	—	—	$20,000,000
May 1, 2007 to May 31, 2007	20,000	$11.23	20,000	$19,775,401
June 1, 2007 to June 30, 2007	240,900	$10.65	240,900	$17,209,468
Total	260,900	$10.70	260,900

(1)	Consists of purchases made through the share purchase program announced on December 14, 2006, under which the Company may repurchase up to $20 million of its outstanding shares of Class A Common Stock over the subsequent twelve month period.
     From July 1, 2007 to August 9, 2007, the Company repurchased an additional 943,300 shares of its Class A Common Stock under the share buyback program for a total cost of $9.1 million.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Information regarding the Company’s annual meeting of stockholders held on May 3, 2007 was previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
Item 5. OTHER INFORMATION.
Forward-Looking Statements and Cautionary Factors
     This report and other documents or oral statements we make or made on our behalf contain both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are predictions and generally can be identified by use of statements that include phrases such as “will” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” or other words or phrases of similar import. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated. In addition to any factors that may accompany forward-looking statements, factors that could materially affect actual results include the following.
     Factors and uncertainties facing our industry and us include:
▪	national, regional and local competition which could cause us to lose market share and revenue;

▪	markets where overbuilding exists and future overbuilding in other markets where we operate our residences may adversely affect our operations;

▪	our ability to cultivate new or maintain existing relationships with physicians and others in the communities in which we operate could affect occupancy rates;

▪	events which adversely affect the ability of seniors to afford our monthly resident fees could cause our occupancy rates, revenues and results of operations to decline;

▪	changes in the percentage of our residents that are private residents may affect our profitability;

▪	reductions in Medicaid rates could decrease our revenues;

▪	termination of our resident agreements and vacancies in the living spaces we lease could adversely affect our revenues, earnings and occupancy levels;

▪	increases in labor costs, as a result of a shortage of qualified personnel or otherwise, could increase operating costs;

▪	personal injury claims, if successfully made against us, could materially and adversely affect our financial condition and results of operations;

▪	failure to comply with laws and government regulation could lead to fines and penalties;

▪	compliance with regulations may require us to make unanticipated expenditures which could increase our costs and therefore adversely affect our earnings and financial condition;

▪	audits and investigations under contracts with federal and state government agencies could have adverse findings that impact our business;

▪	failure to comply with environmental laws, including laws regarding the management of infectious medical waste, could materially and adversely affect our financial condition and results of operations;

▪	failure to comply with laws governing the transmission and privacy of health information could materially and adversely affect our financial condition and results of operations;

▪	efforts to regulate the construction or expansion of healthcare providers could impair our ability to expand through construction and redevelopment;

▪	acquisitions that we may make could subject us to a number of operating risks; and

▪	costs associated with capital improvements could adversely affect our profitability.
     Factors and uncertainties related to our indebtedness and lease arrangements include:
▪	loan covenants could restrict our operations and defaults could result in the acceleration of indebtedness or cross-defaults, any of which would negatively impact our liquidity and inhibit our ability to grow our business and increase revenues;

▪	if we do not comply with the requirements in leases or debt agreements pertaining to revenue bonds, we would be subject to financial penalties;

▪	our indebtedness and long-term leases could adversely affect our liquidity, our ability to operate our business, and our ability to execute our growth strategy; and

▪	increases in market interest rates could significantly increase the costs of our unhedged debt and lease obligations, which could adversely affect our liquidity and earnings.
     Additional risk factors are discussed under the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission and available through the Investor Relations section of our website, www.alcco.com.
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
John Buono
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: August 10, 2007

S-1

ASSISTED LIVING CONCEPTS, INC.
EXHIBIT INDEX TO JUNE 30, 2007 QUARTERLY REPORT ON FORM 10-Q

Exhibit
Number	Description
10.1	Form of 2007 Cash Incentive Compensation Award Agreement as amended May 3, 2007 (incorporated by reference to Exhibit 10.1 to Quarterly Report of Assisted Living Concepts, Inc. on Form 10-Q for the quarter ended March 31, 2007, File No. 001-13498).

10.2	Form of Tandem Stock Option/Stock Appreciation Rights Award Agreement as amended May 3, 2007 (incorporated by reference to Exhibit 10.2 to Quarterly Report of Assisted Living Concepts, Inc. on Form 10-Q for the quarter ended March 31, 2007, File No. 001-13498).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EI-1