Form 10-Q/A
period 2007-06-30
ASSISTED LIVING CONCEPTS INC
filed 2007-08-13
CIK 929994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
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
Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☑
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 9, 2007, the Company had 59,118,982 shares of its Class A Common Stock, $0.01 par value outstanding and 9,192,350 shares of its Class B Common Stock, $0.01 par value outstanding.

EXPLANATORY NOTE
This amended Quarterly Report on Form 10-Q/A corrects the number of shares outstanding as of August 9, 2007 appearing on the cover page.
This Amendment contains the complete text of the original report with the corrected information appearing on the cover page.

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