Form 10-Q
period 2007-09-30
ASSISTED LIVING CONCEPTS INC
filed 2007-11-13
CIK 929994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Registrant’s telephone number, including area code: (262) 257-8888
111 West Michigan Street
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 8, 2007, the Company had 57,775,348 shares of its Class A Common Stock, $0.01 par value outstanding and 8,756,460 shares of its Class B Common Stock, $0.01 par value outstanding.

ASSISTED LIVING CONCEPTS, INC.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ASSISTED LIVING CONCEPTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$8,975	$19,951
Investments	5,589	5,332
Accounts receivable, less allowances of $1,011 and $1,086, respectively	3,817	5,395
Supplies, prepaid expenses and other current assets	6,550	8,178
Income tax receivable	—	90
Deferred income taxes	1,094	1,552

Total current assets	26,025	40,498
Property and equipment, net	394,441	374,612
Goodwill and other intangible assets, net	21,305	18,102
Restricted cash	8,703	10,947
Other assets	3,145	3,181

Total Assets	$453,619	$447,340

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,650	$5,134
Accrued liabilities	21,650	19,580
Current maturities of long-term debt	19,614	2,732
Income taxes payable	1,107	—
Current portion of self-insured liabilities	300	300

Total current liabilities	46,321	27,746
Accrual for self-insured liabilities	2,166	1,171
Long-term debt	87,811	87,904
Deferred income taxes	5,589	5,146
Other long-term liabilities	9,189	8,535

Total Liabilities	151,076	130,502

Stockholders’ Equity:
Preferred Stock, par value $0.01 per share, 25,000,000 shares authorized, none issued	—	—
Class A Common Stock, par value $0.01 per share, 400,000,000 shares authorized, 57,582,951 and 59,501,918 issued, respectively	576	595
Class B Common Stock, par value $0.01 per share, 75,000,000 shares authorized, 8,935,436 and 9,956,337 issued, respectively	89	100
Treasury stock at cost, Class A Common Stock, 3,016,410 and 0 shares, respectively	(27,633)	—
Additional paid-in capital	313,548	313,474
Accumulated other comprehensive income	700	530
Retained earnings	15,263	2,139

Total Stockholders’ Equity	302,543	316,838

Total Liabilities and Stockholders’ Equity	$453,619	$447,340

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$57,898	$58,820	$172,845	$172,594

Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	38,832	39,599	114,809	115,355
General and administrative	2,663	2,915	9,489	7,856
Residence lease expense	3,595	3,564	10,754	10,589
Depreciation and amortization	4,584	4,235	13,088	12,527
Transaction costs	—	1,435	56	3,735
Loss on impairment of long-lived assets	—	3,080	—	3,080

Total operating expenses	49,674	54,828	148,196	153,142

Income from operations	8,224	3,992	24,649	19,452
Other expense:
Interest expense, net	(1,405)	(2,294)	(3,477)	(7,708)

Income from continuing operations before income taxes	6,819	1,698	21,172	11,744
Income tax expense	(2,594)	(1,177)	(8,048)	(5,808)

Net income from continuing operations	4,225	521	13,124	5,936
Loss from discontinued operations, net of taxes	—	(225)	—	(1,498)

Net income	$4,225	$296	$13,124	$4,438

Weighted average common shares:
Basic	67,891	69,322	68,946	69,322
Diluted	68,575	70,205	69,648	70,205

Per share data:
Basic earnings per common share:
Income from continuing operations	$0.06	$0.01	$0.19	$0.08
Loss from discontinued operations	—	—	—	(0.02)

Net income	$0.06	$0.01	$0.19	$0.06

Diluted earnings per common share:
Income from continuing operations	$0.06	$0.01	$0.19	$0.08
Loss from discontinued operations	—	—	—	(0.02)

Net income	$0.06	$0.01	$0.19	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$13,124	$4,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,088	12,587
Amortization of purchase accounting adjustments for:
Leases and debt	(753)	(636)
Below market resident leases	(39)	(1,067)
Provision for bad debt, net of write-offs	75	64
Provision for self-insured liabilities	1,217	400
Payments of self-insured liabilities	(222)	(227)
Loss on impairment of long-lived assets and discontinued operations	—	5,018
Deferred income taxes	901	(2,159)
Equity-based compensation expense	—	416
Changes in assets and liabilities:
Accounts receivable	1,503	(723)
Supplies, prepaid expenses and other current assets	1,628	(1,351)
Accounts payable	(1,484)	(682)
Accrued liabilities	2,070	3,791
Income taxes payable/receivable	1,109	(214)
Other non-current assets, including restricted cash	2,280	(356)
Other long-term liabilities	909	1,167
Current due to Extendicare	—	7,473

Cash provided by operating activities	35,406	27,939

INVESTING ACTIVITIES:
Payments for acquisitions	(24,436)	—
Payments for new construction projects	(3,210)	(1,607)
Payments for purchases of property and equipment	(8,474)	(10,476)

Cash used in investing activities	(36,120)	(12,083)

FINANCING ACTIVITIES:
Capital contributions from Extendicare	74	16,127
Purchase of treasury stock	(27,663)	—
Repayment of interest bearing advances to Extendicare	—	(25,200)
Proceeds from borrowings on revolving credit facility	19,000	—
Proceeds from mortgage debt	4,301	—
Repayment of mortgage debt	(5,974)	(1,768)

Cash used in financing activities	(10,262)	(10,841)

Increase / (decrease) in cash and cash equivalents	(10,976)	5,015
Cash and cash equivalents, beginning of year	19,951	6,439

Cash and cash equivalents, end of period	$8,975	$11,454

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$5,372	$8,134
Income tax payments, net of refunds	5,854	486
The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     Assisted Living Concepts, Inc. and its subsidiaries (“ALC” or the “Company”) operate 208 assisted living residences in 17 states in the United States totaling 8,535 units as of September 30, 2007. ALC’s residences average approximately 40 to 60 units and offer residents a supportive, home-like setting and assistance with the activities of daily living.
     ALC became an independent, publicly traded company listed on the New York Stock Exchange on November 10, 2006 (the “Separation Date”) when ALC Class A and Class B Common Stock was distributed to Extendicare Inc., now known as Extendicare Real Estate Investment Trust (“Extendicare”), stockholders (the “Separation”).
     Effective upon the Separation, the ownership structure of the entities changed and as such became consolidated. All references to ALC financial statements, both pre- and post-Separation Date, are referred to as “consolidated” versus “combined.”
     The consolidated financial statements of ALC represent, prior to the Separation Date, the consolidated financial position and results of operations of the assisted living operations of Extendicare in the United States. After the Separation Date, the consolidated financial statements represent 178 assisted living residences operated by ALC (177 of which comprised ALC when it was acquired by Extendicare Health Services, Inc. (“EHSI”) (the “Acquisition”) in January of 2005), 29 residences purchased from EHSI, a subsidiary of Extendicare, shortly before the Separation, and one residence acquired by ALC on July 20, 2007.
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
     For periods prior to the Separation Date, the historical consolidated financial and other data in this report have been prepared to include all of Extendicare’s assisted living business in the United States, consisting of:
▪	the assisted living residences operated by EHSI through the Separation Date, which ranged from 29 to 36 residences between January 1, 2003 and the date of the Acquisition and consisted of 32 residences operated by EHSI at December 31, 2005,

▪	177 assisted living residences operated by ALC since the Acquisition,

▪	three assisted living residences that were constructed and owned by EHSI (two of which were operated by ALC) during 2005,

▪	an Escanaba, Michigan residence since its acquisition on November 1, 2006, and

▪	Pearson since its formation on June 19, 2006.
     Prior to the Separation, operations were terminated at four of the EHSI residences and are presented as discontinued operations. At the Separation Date, the historical financial statements consisted of 209 residences (two of which remained with EHSI).
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
     The accompanying unaudited consolidated financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three and nine month periods ended September 30, 2007 and 2006 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (''GAAP’’) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Operating results are not necessarily indicative of results that may be expected for the entire year ending December 31, 2007.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  (a) Principles of Presentation and Consolidation
     Prior to the Separation Date, the consolidated financial statements include a combination of historical financial assets and operations of the assisted living operations of Extendicare described in Note 1. For periods after the Separation Date, the consolidated financial statements include 178 assisted living residences operated by ALC, 29 residences purchased from Extendicare, Pearson, and one residence since its acquisition on July 20, 2007. The accompanying consolidated financial statements include the financial statements of the Company and all majority owned subsidiaries. All significant intercompany accounts and transactions with subsidiaries have been eliminated from the consolidated financial statements.
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
     At September 30, 2007 and December 31, 2006, the Company had approximately 54% and 43%, respectively, of its accounts receivable derived from private payer sources, with the balance owing under various state Medicaid programs. Although management believes there are no credit risks associated with government agencies other than possible funding delays, claims filed under the Medicaid program can be denied if not properly filed prior to a statute of limitations.
     The Company periodically evaluates the adequacy of its allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds, which vary by payer type. Allowances for uncollectibility are considered based upon the evaluation of the circumstances for each of these specific accounts. In addition, the Company has developed internally-determined percentages for establishing an allowance for doubtful accounts, which are based upon historical collection trends for each payer type and age of the receivables. Accounts receivable that the Company specifically estimates to be uncollectible, based upon the above process, are fully reserved in the allowance for doubtful accounts until they are written off or collected. The Company wrote off accounts receivable of $0.6 million and $0.3 million in the nine month periods ended September 30, 2007 and 2006, respectively. Bad debt expense was $0.5 million and $0.2 million in the nine month periods ended September 30, 2007 and 2006, respectively.
  (c) Comprehensive Income
     Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity which under GAAP are excluded from results of operations. In the three and nine month periods ended September 30, 2007 and 2006, this consists of unrealized (losses) gains on available for sale investment securities, net of any related tax effect.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Net income	$4,225	$296	$13,124	$4,438
Net unrealized (losses)gains	(332)	—	170	—

Total comprehensive income	$3,893	$296	$13,294	$4,438

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (d) Income Taxes
     Prior to the Separation Date, the Company’s results of operations were included in the consolidated federal tax return of the Company’s most senior U.S. parent company, Extendicare Holdings, Inc. (“EHI”). Federal current and deferred income taxes payable (or receivable) were determined as if the Company had filed its own income tax returns. As of the Separation Date, the Company became responsible for filing its own income tax returns. In all periods presented, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which became effective for the Company on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. For the benefits of a tax position to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 has not resulted in a transition adjustment to retained earnings. On the date of adoption, the Company had $0.5 million of unrecognized tax benefits. If recognized, $0.2 million would affect the effective tax rate. The total amount of accrued interest costs and penalties related to income taxes is $0.1 million. The Company classified the interest expense and penalties as income tax expense in the Company’s financial statements. There were no material changes in these items during the three and nine month periods ended September 30, 2007. The Company’s Federal income tax return for the 2004 tax year is currently under routine audit by the Internal Revenue Service. Tax returns for all years after 2003 are subject to future examination by tax authorities.
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

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. DISCONTINUED OPERATIONS
     There were no discontinued operations during the three and nine month periods ended September 30, 2007. The following is a summary of the results of operations for residences that were disposed of in 2006.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
	(In thousands)
Revenues	$—	$540

Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	102	833
Residence lease expense	1	119
Depreciation and amortization	—	60
Loss on impairment of long-lived assets	207	1,938

Total operating expenses	310	2,950

Loss from discontinued operations	(310)	(2,410)

Interest expense	7	7

Loss from discontinued operations before income taxes	(317)	(2,417)
Income tax benefit	92	919

Net loss from discontinued operations	$(225)	$(1,498)

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
  (c) Closure of Assisted Living Residence in Oregon
     In the first quarter of 2006, due to poor financial performance, the Company decided to close an assisted living residence (45 units) in Klamath Falls, Oregon. As a result, the Company reclassified the financial results of this residence to discontinued operations. The Company recorded an impairment charge of $0.2 million in the third quarter of 2006.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. LONG-TERM EQUITY-BASED COMPENSATION PROGRAM
     On March 30, 2007, the Compensation/Nomination/Governance Committee of the Board of Directors approved the 2007 Long-Term Equity-Based Compensation Program and granted awards of tandem non-qualified stock options and stock appreciation rights (“Options/SARs”) to certain key employees (including executive officers) under the terms of the 2006 Omnibus Incentive Compensation Plan. The aggregate maximum number of Options/SARs granted to all participants was 380,000. The Options/SARs have both time vesting and performance vesting features. If the established performance goals (related to reductions in Medicaid occupancy and maintenance of overall occupancy) are achieved in fiscal 2007, the Options/SARs become exercisable in one third increments on the first, second and third anniversaries of the grant date. Once exercisable, awards may be exercised either by purchasing shares of Class A common stock at the exercise price or exercising the stock appreciation right. The Committee has sole discretion to determine whether stock appreciation rights are settled in shares of Class A common stock, cash or a combination of shares of Class A common stock and cash. The Options/SARs have an exercise price of $11.80, the closing price of the Class A common stock on the New York Stock Exchange on the grant date, and expire five years from the grant date.
     The grant of the Options/SAR’s had no impact on the diluted number of shares in 2007. Management has determined that it is not probable that the overall occupancy goals will be achieved. As a result, compensation income of $0.2 million was recorded in the quarter ended September 30, 2007 which reversed all previously recorded compensation expense related to the Options/SARs. Unrecognized compensation cost at September 30, 2007 is $0.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. EARNINGS PER SHARE
     The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 requires companies to compute earnings per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. For the three and nine month periods ended September 30, 2006, basic and diluted earnings per share are computed using the shares outstanding as of the Separation Date. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and outstanding common stock equivalents. Common stock equivalents consist of incremental shares available upon conversion of Class B common shares which are convertible into Class A common shares at a rate of 1.075 Class A common shares per Class B common share and shares from stock options which are calculated using the treasury-stock method. Common stock equivalents from stock options are excluded for both the three and nine month periods ended September 30, 2007 because their effect is anti-dilutive.
     The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Basic earnings per share calculation
Numerator:
Income from continuing operations	$4,225	$521	$13,124	$5,936
Loss from discontinued operations, net of tax	—	(225)	—	(1,498)

Net income to common stockholders	$4,225	$296	$13,124	$4,438

Denominator:
Weighted average of common shares outstanding	67,891	69,322	68,946	69,322

Income from continuing operations	$0.06	$0.01	$0.19	$0.08
Loss from discontinued operations, net of tax	—	—	—	(0.02)

Basic earnings per share	$0.06	$0.01	$0.19	$0.06

Diluted earnings per share calculation
Numerator:
Income from continuing operations	$4,225	$521	$13,124	$5,936
Loss from discontinued operations, net of tax	—	(225)	—	(1,498)

Net income to common stockholders	$4,225	$296	$13,124	$4,438

Denominator:
Weighted average of common shares outstanding	67,891	69,322	68,946	69,322
Assumed conversion of Class B shares	684	883	702	883

Diluted weighted average shares outstanding	68,575	70,205	69,648	70,205

Income from continuing operations	$0.06	$0.01	$0.19	$0.08
Loss from discontinued operations, net of tax	—	—	—	(0.02)

Diluted earnings per share	$0.06	$0.01	$0.19	$0.06

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. SHARE BUYBACK PROGRAM
     On December 14, 2006 our Board of Directors authorized a share buyback program of up to $20 million of our Class A Common Stock over twelve months and on August 20, 2007 the Board of Directors expanded the repurchase program by an additional $20 million. Shares may be repurchased in the open market or in privately negotiated transactions from time to time in accordance with appropriate SEC guidelines and regulations and subject to market conditions, applicable legal requirements, and other factors. As of December 31, 2006 no shares had been repurchased under the share buyback program. As of September 30, 2007 the Company had repurchased 3,016,410 shares for a total cost of $27.7 million at an average cost of $9.17 per share. The stock repurchases were financed through existing funds and borrowings under the Company’s existing $100 million credit facility.
7. ACQUISITION
     On July 20, 2007, the Company completed the acquisition of a newly constructed 185 unit assisted/independent living residence in Dubuque, Iowa. At the time of the purchase, the residence was approximately 47% occupied. All are private pay residents. The purchase price including all fees and expenses was approximately $24.4 million and was paid in cash. The Company has included the results of operations of this residence since the date of acquisition. The Company’s initial allocation of fair value resulted in $18.0 million, $4.1 million, $1.0 million and $0.6 million allocated to building, goodwill, land and furniture and equipment, respectively. In addition, the Company recorded an intangible asset of $0.7 million related to the 85 in-place resident leases at the time of the purchase. The in-place leases will be amortized over the remaining useful life of the in-place resident leases which is estimated to be 4 years.
8. DEBT REFINANCINGS
     During the third quarter of 2007, the Company completed the refinancing of two HUD insured mortgages secured by two separate properties in Texas. Prior to refinancing, the remaining combined principal amount due under these mortgages was $4.3 million at an average rate of 7.40% and an average maturity of 29 years. After the refinancing, the aggregate principal amount remained unchanged while the average rate decreased to 5.75% and the average maturity decreased to 25 years. All other terms remained substantially unchanged.
9. SUBSEQUENT EVENT
     On November 9, 2007 we reached agreement to acquire the operations of eight assisted living residences consisting of a total of 541 leased units for a purchase price of $14.4 million. The units, located in the southeast United States, are currently 92% occupied with all private pay residents and are expected to generate post acquisition annual revenue, EBITDAR and EBITDA of $18.0 million, $7.1 million and $2.2 million, respectively. The lease has an initial term expiring in March 2015 with three five-year renewal options. Completion of the transaction is subject to customary closing conditions and is expected in the first quarter of 2008. We plan to finance this transaction with borrowings under our $100 million credit facility.

ASSISTED LIVING CONCEPTS, INC.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Forward-looking statements are subject to risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those described or referred to in Item 1A — Risk Factors in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and in Part II, Item 5 — Other Information - Forward-Looking Statements and Cautionary Factors in this report.
     The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements in Part I, Item 1 of this report.
     Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:
▪	Business Overview. This section provides a general financial description of our business. More specifically, this section describes the sources and composition of our revenues and operating expenses. In addition, this section outlines the key performance indicators that we use to monitor and manage our business and anticipate future trends.

▪	Consolidated Results of Operations. This section provides an analysis of our results of operations for the three month and nine month periods ended September 30, 2007 compared to the three month and nine month periods ended September 30, 2006.

▪	Liquidity and Capital Resources. This section provides a discussion of our liquidity and capital resources as of September 30, 2007, and our expected future cash needs.

▪	Critical Accounting Policies. This section discusses accounting policies which we consider to be critical to obtain an understanding of our consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. Our critical accounting policies are those that require significant judgment and estimates on the part of management in their application.
Business Overview
General
     Our business strategy is to grow our revenue and operating income by:
▪	increasing the overall size of our portfolio through building additional capacity to existing residences and through acquisitions;

▪	increasing our overall occupancy percentage and our percentage of revenue from private pay sources; and

▪	applying operating efficiencies and best practices achievable from owning a large number of assisted living residences.
     As of September 30, 2007, ALC has finished the design phase on most expansion units and is currently receiving bids on its expansion project which is expected to add 400 units onto existing ALC residences. To date, bids have been consistent with our original estimated cost of $125,000 per unit. Construction is expected to be completed during the second and third quarters of 2008.
     On July 20, 2007, we completed the acquisition of a newly constructed 185 unit assisted/independent living residence in Dubuque, Iowa at a purchase price including all fees and expenses of approximately $24.4 million. At the time of purchase, the residence was approximately 47% occupied with all private pay residents.
     On November 9, 2007 we reached agreement to acquire the operations of eight assisted living residences consisting of a total of 541 leased units for a purchase price of $14.4 million. The units, located in the southeast United States, are currently 92% occupied with all private pay residents and are expected to generate post acquisition annual revenue, EBITDAR and EBITDA of $18.0 million, $7.1 million and $2.2 million, respectively. The lease has an initial term expiring in March 2015 with three five-year renewal options. Completion of the transaction is subject to customary closing conditions and is expected in the first quarter of 2008.
     In the third quarter of 2007 we continued to improve upon our percentage of revenue from private pay sources. Our percent of revenue from private pay sources increased to 86.2% in the third quarter of 2007 from 84.4% in the second quarter of 2007 and 78.5% in the third quarter of 2006. Our average number of units occupied by private pay residents for the three months ended September 30, 2007 increased by 67 units from the second quarter of 2007 and increased by 249 units over the third quarter of 2006.

ASSISTED LIVING CONCEPTS, INC.
     We exited Medicaid contracts at an accelerated pace in the first six months of 2007, primarily in response to actions by the State of Texas to initiate a managed Medicaid system. Had the State of Texas not initiated managed Medicaid service agreements through third parties, we would not have allowed our traditional Medicaid contracts to lapse during the first half of 2007.
     Although the accelerated phase of our exit from Medicaid contracts was substantially completed by the end of the second quarter of 2007, our third quarter Medicaid census continued to decline at a rapid pace. Our average Medicaid census for the third quarter of 2007 decreased by 223 units from the second quarter of 2007 and 767 units from the third quarter of 2006. Part of the decrease is because the census for the quarter reflects the average number of residents over the period and the reduction in the number of Medicaid units in the second quarter of 2007 occurred in the latter stages of the quarter. In addition we no longer accept new Medicaid residents and only allow private pay residents to roll over into the Medicaid program in a very limited number of residences.
     On a same residence basis, our third quarter of 2007 private pay census remained flat compared to the second quarter of 2007. During the third quarter of 2007, we experienced record numbers of private pay residents moving in and moving out of our residences. We believe the unusually high number of private pay move-outs represents private pay residents who originally moved into our residences with the intention of rolling over into the Medicaid program and who have now elected to seek accommodations with providers who will accept Medicaid funding. We expect this trend could continue to put pressure on our 2007 fourth quarter private pay census.
     We believe our Medicaid and overall census will continue to decline in the fourth quarter of 2007. We believe this will occur through normal attrition as well as additional residents who seek to secure accommodations in residences that accept new Medicaid funded residents. We expect to fill the resulting open units with private pay residents over time. The private pay residents moving in today are prepared to pay private rates for the duration of their stay with us.
     Primarily as a result of the reduction in the Medicaid census discussed above, overall occupancy in the third quarter of 2007 declined to 77.6% from 85.8% in the third quarter of 2006 and 80.9% in the second quarter of 2007. Without the acquisition of the 47% full residence in Dubuque, occupancy in the third quarter of 2007 would have been 78.0%. Despite the overall census decrease in the third quarter of 2007, we increased revenues from the second quarter of 2007 and from the corresponding quarter of 2006 after eliminating residences that were not transferred to us upon separation from Extendicare. This was accomplished primarily through increased private pay occupancy, rate increases and, as compared to the second quarter of 2007, an additional day in the quarter.
Revenues
     We generate revenue from private pay and Medicaid sources. For the nine month periods ended September 30, 2007 and 2006, approximately 84.0% and 78.5%, respectively, of our revenue was generated from private pay sources. Residents are charged an accommodation fee that is based on the type of accommodation they occupy and a service fee that is based upon their assessed level of care. We generally offer studio, one-bedroom and two-bedroom accommodations. The accommodation fee is based on prevailing market rates of similar assisted living accommodations. The service fee is based upon periodic assessments, which include input of the resident and their physician and family and establish the additional hours of care and service provided to the resident. We offer various levels of care for assisted living residents who require less or more frequent and intensive care or supervision. For the nine month periods ended September 30, 2007 and 2006, approximately 79% and 81%, respectively, of our private pay revenue was derived from accommodation fees. For the nine month periods ended September 30, 2007 and 2006, approximately 21% and 19%, respectively, was derived from service fees. Both the accommodation and level of care service fees are charged on a per day basis, pursuant to residency agreements with month-to-month terms.
     Medicaid rates are generally lower than rates earned from private payers. Therefore, we consider our private pay mix an important performance indicator.
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

ASSISTED LIVING CONCEPTS, INC.
Residence Operations Expenses
     The largest components of our residence operations expense consists of wages and benefits, utilities and property related costs, and variable operating costs related to the provision of services to our residents.
     For all continuing residences, residence operations expense percentage consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Wage and benefit costs	56%	57%	57%	59%
Utility and property costs	15	15	15	15
Variable resident care costs	29	28	28	26

Total residence operation costs	100%	100%	100%	100%

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
General and Administrative Costs
     As a result of our separation (the “Separation”) from Extendicare Inc. (Extendicare”) on November 10, 2006 (the “Separation Date”), we now require services and incur additional costs associated with being a public company. In addition, certain other general and administrative costs that had been shared with Extendicare since we were acquired by Extendicare Health Services, Inc. (“EHSI”), a wholly-owned subsidiary of Extendicare, in January of 2005 (the “Acquisition”), were re-established after completion of the Separation. Certain of these costs were in place as of the Separation Date; however, through the first anniversary of the Separation, we anticipate additional annual public company costs relating to the full year effect of:
▪	board of director fees;

▪	Sarbanes-Oxley compliance:

▪	hiring additional members of the management team;

▪	stock registration and listing fees;

▪	other general and administrative costs anticipated for reporting and compliance;

▪	quarterly and annual filings;

▪	transfer agent fees;

▪	public relations; and

▪	directors’ and officers’ liability insurance.
     Subsequent to the Acquisition, certain general and administrative services have been provided to us by Extendicare. Extendicare’s incremental costs, and, in the case of information technologies, the price that Extendicare’s related company, Virtual Care Provider Inc. (“VCPI”), sells services to external clients, has been charged to us. Some services previously provided through Extendicare are provided directly to us by third party vendors. Pursuant to transitional services agreements with subsidiaries of Extendicare, certain services will continue to be provided to us on a transitional basis. Until the third quarter of 2007, these services included information technology, payroll and employee benefits processing, and reimbursement services (Medicaid cost reporting in the state of Texas). On August 31, 2007, we terminated our contract with VCPI for information technology services and now provide these services in-house.

ASSISTED LIVING CONCEPTS, INC.
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
Adjusted EBITDA and Adjusted EBITDAR
     Adjusted EBITDA is defined as net income from continuing operations before income taxes, interest expense net of interest income, depreciation and amortization, equity based compensation expense, transaction costs and non-cash, non-recurring gains and losses, including disposal of assets and impairment of long-lived assets. Adjusted EBITDAR is defined as adjusted EBITDA before rent expenses incurred for leased assisted living properties. Adjusted EBITDA and adjusted EBITDAR are not measures of performance under accounting principles generally accepted in the United States of America, or GAAP. We use adjusted EBITDA and adjusted EBITDAR as key performance indicators and adjusted EBITDA and adjusted EBITDAR expressed as a percentage of total revenues as a measurement of margin.
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
     We report specific line items separately and exclude them from adjusted EBITDA and adjusted EBITDAR because such items are transitional in nature and would otherwise distort historical trends. In addition, we use adjusted EBITDA and adjusted EBITDAR to assess our operating performance and in making financing decisions. In particular, we use adjusted EBITDA and adjusted EBITDAR in analyzing potential acquisitions and internal expansion possibilities. Adjusted EBITDAR performance is also used in determining compensation levels for our senior executives. Adjusted EBITDA and adjusted EBITDAR should not be considered in isolation or as substitutes for net income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with GAAP, or as measures of profitability or liquidity. In this report, we present adjusted EBITDA and adjusted EBITDAR on a consistent basis from period to period, thereby allowing for comparability of operating performance.

ASSISTED LIVING CONCEPTS, INC.
Review of Key Performance Indicators
     In order to compare performance between periods, we assess the key performance indicators for all of our continuing residences. All “continuing operations” or “continuing residences” are defined as all residences excluding:
▪	residences classified in the financial statements as discontinued operations, and

▪	two freestanding residences and an additional 129 assisted living units contained in skilled nursing facilities that were retained by Extendicare.
     In addition, we assess the key performance indicators for residences that we operated in all reported periods, or “same residence” operations. Same residence operations are defined as all continuing operations excluding the Escanaba, Michigan residence acquired in November 2006 and the Dubuque, Iowa residence acquired in July 2007.
ADC
All Continuing Residences
     The following table sets forth our average daily census (“ADC”) for the three and nine month periods ended September 30, 2007 and 2006 for both private and Medicaid payers for all of the continuing residences whose results are reflected in our consolidated financial statements:
Average Daily Census

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007	%	2006	%	2007	%	2006	%
Private Pay	5,359	81.4%	5,110	72.0%	5,290	78.3%	5,009	71.5%
Medicaid	1,221	18.6	1,988	28.0	1,467	21.7	2,001	28.5

Total	6,580	100.0%	7,098	100.0%	6,757	100.0%	7,010	100.0%

     During the third quarter and first nine months of 2007, total ADC on an all continuing residence basis decreased 7.3% and 3.6%, respectively, while private pay ADC increased 4.9 % and 5.6%, respectively, and Medicaid ADC decreased 38.6% and 26.7%, respectively, from the corresponding periods of 2006. In addition to our strategy to increase the number of residents in our communities that are private pay, the third quarter and nine months ended September 30, 2007, include 67 and 23 residents, respectively from the Dubuque, Iowa residence acquisition and 40 and 40 residents, respectively from the Escanaba, Michigan acquisition. Medicaid censes reductions are consistent with our strategy to decrease the number of units in our residences that are available for residents who rely on Medicaid.
Same Residence Basis
     The following table is presented on a same residence basis and therefore removes the impact of the Escanaba, Michigan acquisition in November 2006 and the Dubuque, Iowa acquisition in July of 2007. The table sets forth our average daily census for the three and nine month periods ended September 30, 2007 and 2006 for both private and Medicaid payers for all of the assisted living residences on a same residence basis.
Average Daily Census

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007	%	2006	%	2007	%	2006	%
Private Pay	5,252	81.1%	5,110	72.0%	5,227	78.1%	5,009	71.5%
Medicaid	1,221	18.9	1,988	28.0	1,467	21.9	2,001	28.5

Total	6,473	100.0%	7,098	100.0%	6,694	100.0%	7,010	100.0%

     During the third quarter and first nine months of 2007, total ADC on a same residence basis decreased 8.8% and 4.5%, respectively, while private pay ADC increased 2.8% and 4.4%, respectively, and Medicaid ADC decreased 38.6% and 26.7%, respectively, from the corresponding periods of 2006. The changes in the same residence statistics are for the same reasons as discussed for all continuing residences above without the impacts of the two acquisitions.

ASSISTED LIVING CONCEPTS, INC.
Occupancy Percentage
     Occupancy percentages are impacted by the completion and opening of new assisted living residences, additions to existing assisted living residences, and acquisitions. As total capacity of newly completed additions or new residences increases, occupancy percentages are impacted as the assisted living residence is filling the additional units. After the completion of construction, we generally plan for additional units to take anywhere from one to one and a half years to reach optimum occupancy levels (defined by us as at least 90%).
     Due to the significant impact on occupancy rates that developmental residences have had on historical results, we have split occupancy information between mature and developmental residences. In general, developmental residences are defined as residences that have undergone expansions or new residences that have opened. An assisted living residence identified as developmental is classified as such until it reaches 90% occupancy but in no case would it be classified as developmental for more than 12 months after completion of construction. As of September 30, 2007, we had 4 residences, totaling 243 units, classified as developmental. All residences that are not developmental are considered mature residences.
All Continuing Residences
     The following table sets forth our occupancy percentages for the three and nine month periods ended September 30, 2007 and 2006 for all mature and developmental continuing residences whose results are reflected in our consolidated financial statements.
Occupancy Percentage

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Mature	78.6%	85.7%	81.1%	85.6%

Developmental	36.6%	69.9%	45.7%	64.8%

All Residences	77.6%	84.8%	80.7%	84.5%

     For the three and nine month periods ended September 30, 2007, we saw a decline in mature residences occupancy percentage from 85.7% to 78.6% and 85.6% to 81.1%, respectively, from the corresponding periods in 2006. Occupancy percentages at our developmental residences also declined from 69.9% to 36.6% and 64.8% to 45.7% for the three and nine month periods ended September 30, 2007 and 2006, respectively.
     Occupancy percentages for all mature and developmental residences decreased from 84.8% to 77.6% in the three month period ended September 30, 2007, compared to the corresponding periods in 2006 and from 84.5% to 80.7% in the nine month period ended September 30, 2007, compared to the corresponding periods in 2006.
     The decline in our total and mature occupancy percentages for the three and nine month periods ended September 30, 2007 is primarily due to our decision to exit from a number of Medicaid contracts in several states. Changes in the developmental category are a function of the small number of properties that are classified in this category.

ASSISTED LIVING CONCEPTS, INC.
Same Residence Basis
     The following table sets forth the occupancy percentages outlined above on a same residence basis for the three and nine month periods ended September 30, 2007 and 2006:
Occupancy Percentage

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Mature	78.5%	85.7%	81.0%	85.6%

Developmental	13.5%	76.9%	45.0%	75.4%

All Residences	78.0%	85.3%	80.8%	85.2%

     For the three and nine month periods ended September 30, 2007, we saw a decline in mature residence occupancy percentage from 85.7% to 78.5% and from 85.6% to 81.0%, respectively, from the corresponding periods from 2006. The developmental properties occupancy percentage decreased from 76.9% to 13.5% and from 75.4% to 45.0% for the three and nine month periods ended September 30, 2007 and 2006, respectively.
     The decline in our total and mature occupancy percentages for the three and nine month periods ended September 30, 2007 is primarily due to our decision to exit from a number of Medicaid contracts in several states. Changes in the developmental category are a function of the small number of properties that are classified in this category.
Average Revenue Rate by Payer Source
All Continuing Residences
     The following table sets forth our average daily revenue rates for the three and nine month periods ended September 30, 2007 and 2006 for both private pay and Medicaid payers for all continuing residences whose results are reflected in our consolidated financial statements.
Average Daily Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	% Increase	2007	2006	% Increase
Private Pay	$101.24	$95.52	6.0%	$100.23	$96.06	4.3%

Medicaid	$70.86	$67.09	5.6%	$68.67	$65.86	4.3%

All payer sources	$95.60	$87.56	9.2%	$93.38	$87.44	6.8%

     The average private pay revenue rate increased by 6.0% and 4.3% in the three and nine month periods ended September 30, 2007, respectively, from the corresponding periods in 2006. The average Medicaid pay rate increased by 5.6% and 4.3% during the same time frames. The average daily private pay revenue rate increased primarily as a result of annual rate increases for both room and board and services, partially offset by additional private pay residents occupying studio accommodations. Historically, Medicaid residents have occupied our lower rate studio accommodations. To the extent such accommodations became occupied by private pay residents, the average private pay rate decreases.

ASSISTED LIVING CONCEPTS, INC.
Number of Residences Under Operation
     The following table sets forth the number of residences under operation as of September 30:

	2007	2006
Owned (1)	153	151
Under capital lease	5	5
Under operating leases	50	50

Total under operation	208	206

Percent of residences:
Owned	73.6%	73.3%
Under capital leases	2.4	2.4
Under operating leases	24.0	24.3

	100.0%	100.0%

(1)	Includes 29 assisted living properties which were owned by EHSI as of March 31, 2006 and transferred from EHSI to ALC as part of the Separation.
Adjusted EBITDA and EBITDAR
     The following table sets forth a reconciliation of net income to adjusted EBITDA and adjusted EBITDAR:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Net income	$4,225	$296	$13,124	$4,438
Loss from discontinued operations, net of tax benefit	—	225	—	1,498
Provision for income taxes	2,594	1,177	8,048	5,808

Income from continuing operations before income taxes	6,819	1,698	21,172	11,744
Add:
Depreciation and amortization	4,584	4,235	13,088	12,527
Interest expense, net	1,405	2,294	3,477	7,708
Transaction costs	—	1,435	56	3,735
Loss on impairment of long-lived assets	—	3,080	—	3,080
Non-cash equity based compensation	(192)	136	—	416

Adjusted EBITDA	12,616	12,878	37,793	39,210
Add: Lease expense	3,595	3,564	10,754	10,589

Adjusted EBITDAR	$16,211	$16,442	$48,547	$49,799

ASSISTED LIVING CONCEPTS, INC.
The following table sets forth the calculations of Adjusted EBITDA and Adjusted EBITDAR percentages:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Revenues	$57,898	$58,820	$172,845	$172,594

Adjusted EBITDA	$12,616	$12,878	$37,793	$39,210

Adjusted EBITDAR	$16,211	$16,442	$48,547	$49,799

Adjusted EBITDA as percent of total revenue	21.8%	21.9%	21.9%	22.7%

Adjusted EBITDAR as percent of total revenue	28.0%	28.0%	28.1%	28.9%

     Adjusted EBITDA and adjusted EBITDAR decreased in the third quarter of 2007 primarily from decreased revenues discussed below ($0.9 million), an increase in general and administrative expense items ($0.1 million), and, for adjusted EBITDA, an increase in rental expense ($0.1 million), partially offset by a reduction in residence operations expenses ($0.8 million) discussed below.
     Adjusted EBITDA and adjusted EBITDAR decreased in the first nine months of 2007 primarily from increased general and administrative expense ($2.0 million) and, for adjusted EBITDA, rental expense ($0.2 million), partially offset by decreased residence operations expenses ($0.5 million) and the growth in revenues discussed below ($0.3 million).
     Please see “— Business Overview — Key Performance Indicators — Adjusted EBITDA and Adjusted EBITDAR” above for a discussion of our use of adjusted EBITDA and adjusted EBITDAR and a description of the limitations of such use.
Consolidated Results of Operations
Three Months Ended September 30, 2007 Compared with the Three Months Ended September 30, 2006
     The following table sets forth details of our revenues and income as a percentage of total revenues:

	Three Months Ended
	September 30,
	2007	2006
Revenues	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	67.1	67.3
General and administrative costs	4.6	5.0
Residence lease expense	6.2	6.1
Depreciation and amortization	7.9	7.2
Transaction costs	—	2.4
Loss on impairment of long-lived assets	—	5.2

Income from operations	14.2	6.8
Interest expense, net	(2.4)	(3.9)
Income tax expense	(4.5)	(2.0)

Net income from continuing operations	7.3	0.9
Loss from discontinued operations, net of tax	—	(0.4)

Net income	7.3%	0.5%

ASSISTED LIVING CONCEPTS, INC.
Revenues
     Revenues in the three month period ended September 30, 2007, decreased $0.9 million, or 1.6%, to $57.9 million from $58.8 million in the three month period ended September 30, 2006. Revenues decreased primarily due to a decrease in average daily Medicaid census of 767 units or $4.7 million, the elimination of $1.3 million in revenues associated with properties retained by Extendicare that were included only in the 2006 period (270 units), and $0.3 million in revenues associated with the amortization of below market leases from Extendicare’s 2005 acquisition of ALC which ended in January 2007. These decreases were partially offset by approximately $2.0 million in revenues due to an increase of 249 units occupied by private pay residents, $3.0 million due to private rate increases, and $0.4 million due to Medicaid rate increases.
Residence Operations (exclusive of depreciation, amortization and residence lease expense shown below)
     Residence operating costs (exclusive of depreciation, amortization and residence lease expense shown below) decreased $0.8 million, or 1.9%, in the three month period ended September 30, 2007 compared to the three month period ended September 30, 2006. Operating costs decreased $1.0 million as a result of certain properties being retained by Extendicare that were included only in the 2006 period and reduced variable costs from lower census. These decreases were offset by additional insurance and property tax expenses and inflationary factors.
General and Administrative Costs
     General and administrative costs decreased $0.3 million, or 8.6%, in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The decrease is primarily attributable to a decrease of $0.3 million in stock option expense, savings of $0.4 million on services previously performed by VCPI and EHSI, a reduction in travel and communications expense of $0.3 million, and a reduction in legal fees of $0.1 million. These decreases were offset by an increase in public company costs of $0.4 million and increased salaries and benefits of $0.4 million.
Residence Lease expense
     Residence lease expense was unchanged at $3.6 million in the three month periods ended September 30, 2007 compared to the three month period ended September 30, 2006.
Depreciation and Amortization
     Depreciation and amortization increased $0.3 million to $4.6 million in the three month period ended September 30, 2007 compared to $4.2 million in the three month period ended September 30, 2006. The increase resulted primarily from the acquisition of a residence in Escanaba, Michigan, in November 2006, the purchase of a new corporate office building in August 2006, and the acquisition of a 185 unit residence in Dubuque, Iowa in July of 2007 and was partially offset by the depreciation on two freestanding residences that were retained by Extendicare upon the Separation.
Transaction Costs
     Transaction costs related to the Separation amounted to $1.4 million in the three months ended September 30, 2006. No costs related to the Separation were incurred in the three month period ended September 30, 2007.
Impairment of Long-Lived Asset
     ALC periodically assesses the recoverability of long-lived assets, including property and equipment, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that all long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying value of an asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent the book value of the asset exceeds estimated fair value. One such property was identified in the third quarter of 2006. As a result of ALC’s assessment, an impairment charge of approximately $3.1 million was recorded in the third quarter of 2006. No impaired properties were identified in the third quarter of 2007.

ASSISTED LIVING CONCEPTS, INC.
Income from operations
     Income from operations for the three months ended September 30, 2007 was $8.2 million compared to $4.0 million for the three months ended September 30, 2006 due to the reasons described above.
Interest Expense, Net
     Interest expense, net of interest income, decreased $0.9 million to $1.4 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The three month period ended September 30, 2006 included $1.1 million of interest expense allocated to or charged to us by Extendicare on intercompany debt. This debt was either repaid or forgiven in connection with the Separation. An increase in interest income of $0.2 million also contributed to the decrease in net interest expense. These decreases were partially offset by increased amortization of finance charges and interest expense of $0.3 million and $0.1 million, respectively, related to the $100 million revolving credit facility.
Income from Continuing Operations before Income Taxes
     Income from continuing operations before income taxes for the three months ended September 30, 2007 was $6.8 million compared to $1.7 million for the three months ended September 30, 2006 due to the reasons described above.
Income Tax Expense
     Income tax expense for the three months ended September 30, 2007 was $2.6 million compared to $1.2 million for the three months ended September 30, 2006. Our effective tax rate was 38.0% for the three months ended September 30, 2007 compared to 69.3% for the three months ended September 30, 2006. The decrease in the effective rate for the three month period ended September 30, 2007 was caused by the $1.4 million in transaction costs in the 2006 quarter which were nondeductible for tax purposes. Without the transaction costs, our effective tax rate would have been 37.6% for the three months ended September 30, 2006.
Net Income from Continuing Operations
     Net income from continuing operations for the three months ended September 30, 2007 was $4.2 million compared to net income of $0.5 million for the three months ended September 30, 2006 due to the reasons described above.
Loss from Discontinued Operations, net of tax
     There were no discontinued operations in the three month period ended September 30, 2007 as all discontinued operations had either ceased or did not transfer to us upon the Separation. The loss from discontinued operations, net of tax, was $0.2 million in the three month period ended September 30, 2006.
Net Income
     Net income for the three months ended September 30, 2007 was $4.2 million compared to net income of $0.3 million for the three months ended September 30, 2006 due to the reasons described above.

ASSISTED LIVING CONCEPTS, INC.
Nine months ended September 30, 2007 Compared with the Nine months ended September 30, 2006
The following table sets forth details of our revenues and income as a percentage of total revenues:

	Nine Months Ended
	September 30,
	2007	2006
Revenues	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	66.4	66.8
General and administrative costs	5.5	4.6
Residence lease expense	6.2	6.1
Depreciation and amortization	7.6	7.2
Transaction costs	0.0	2.2
Loss on impairment of long-lived asset	—	1.8

Income from operations	14.3	11.3
Interest expense, net	(2.0)	(4.5)
Income tax expense	(4.7)	(3.4)

Net income from continuing operations after income taxes	7.6	3.4
Loss from discontinued operations, net of tax	—	(0.8)

Net income	7.6%	2.6%

Revenues
     Revenues in the nine month period ended September 30, 2007 increased $0.3 million, or 0.1%, to $172.8 million from $172.6 million in the nine month period ended September 30, 2006. Revenues increased approximately $7.2 million due to an increase in private pay occupancy of 281 residents, $6.2 million due to private pay rate increases, $1.1 million due to Medicaid rate increases, and $0.4 million due to revenue from the prior tenant of our corporate office. These increases were partially offset by a decrease in our average daily Medicaid census of 534 residents resulting in decreased revenue of $9.6 million, the elimination of $4.0 million in revenues associated with the properties retained by Extendicare that were included only in the 2006 period, and a reduction of $1.0 million in revenues associated with the amortization of below market leases from Extendicare’s 2005 acquisition of ALC which ended in January 2007.
Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)
     Residence operating costs (exclusive of depreciation and amortization and residence lease expense shown below) decreased $0.5 million, or 0.5%, in the nine month period ended September 30, 2007 compared to the nine month period ended September 30, 2006. Residence operating expense decreased primarily as a result of the elimination of $3.3 million in expenses associated with certain properties retained by Extendicare that were included only in the 2006 period, partially offset by higher insurance expenses and new marketing materials.
General and Administrative
     General and administrative costs increased $1.6 million, or 20.8%, in the nine month period ended September 30, 2007 compared to the nine month period ended September 30, 2006. General and administrative costs increased $1.5 million from increases in salaries and benefits, $1.0 million for new public company costs such as directors’ and officers’ liability insurance and investor relations, $0.3 million in expenses related to our new corporate office and $0.3 in other administrative charges. These increases were offset by $0.4 million in lower stock option expense, $0.4 million of professional service fees, and $0.7 million of savings on services previously provided by VCPI and EHSI.
Residence Lease Expense
     Residence lease expense increased $0.2 million to $10.8 million in the nine month period ended September 30, 2007 compared to the nine month period ended September 30, 2006. This increase is a result of increased rent on a lease renewal.

ASSISTED LIVING CONCEPTS, INC.
Depreciation and Amortization
     Depreciation and amortization increased $0.6 million to $13.1 million in the nine month period ended September 30, 2007 compared to $12.5 million in the nine month period ended September 30, 2006. The increase primarily resulted from the acquisition of a new corporate office building in August 2006, a residence in Escanaba, Michigan, in November 2006, and the acquisition of a residence in Dubuque, Iowa, in July of 2007 and was offset by the depreciation on two freestanding residences that were retained by Extendicare upon the Separation.
Transaction Costs
     Transaction costs related to the Separation amounted to approximately $0.1 million and $3.7 million in the nine month periods ended September 30, 2007 and 2006, respectively.
Impairment of Long-Lived Asset
     ALC periodically assesses the recoverability of long-lived assets, including property and equipment, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that all long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying value of an asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent the book value of the asset exceeds estimated fair value. One such property was identified in the nine month period ended September 30, 2006. As a result of ALC’s assessment, an impairment charge of approximately $3.1 million was recorded in the third quarter of 2006. No impaired properties were identified in the nine months ended September 30, 2007.
Income from Operations
     Income from operations before income taxes for the nine month period ended September 30, 2007 was $24.6 million compared to $19.5 million for the nine month period ended September 30, 2006 due to the reasons described above.
Interest Expense, Net
     Interest expense, net of interest income, decreased $4.2 million to $3.5 million in the nine month period ended September 30, 2007 compared to the nine month period ended September 30, 2006. The nine month period ended September 30, 2006 included $3.5 million of interest expense allocated to or charged to us by Extendicare on intercompany debt. This debt was either repaid or forgiven in connection with the Separation. The remaining decrease of $0.7 million is a result of an increase in interest income of $1.0 million and a decrease in interest expense of $0.5 million related to existing debt refinancing and purchase accounting reserves, offset by interest expense and amortization of financing fees on our $100 million revolving credit facility of $0.8 million.
Income from Continuing Operations before Income Taxes
     Income from continuing operations before income taxes for the nine month period ended September 30, 2007 was $21.2 million compared to $11.7 million for the nine month period ended September 30, 2006 due to the reasons described above.
Income Tax Expense
     Income tax expense for the nine month period ended September 30, 2007 was $8.0 million compared to $5.8 million for the nine month period ended September 30, 2006. Our effective tax rate was 38.0% for the nine month period ended September 30, 2007 compared to 49.5% for the nine month period ended September 30, 2006. The effective tax rate decrease was primarily due to the stepped up tax basis of assets purchased from Extendicare in connection with the Separation and due to non-deductible transaction costs incurred in 2006.
Net Income from Continuing Operations
     Net income from continuing operations for the nine month period ended September 30, 2007 was $13.1 million compared to $5.9 million for the nine month period ended September 30, 2006 due to the reasons described above.

ASSISTED LIVING CONCEPTS, INC.
Loss from Discontinued Operations, net of tax
     There were no discontinued operations in the nine month period ended September 30, 2007 as all discontinued operations had either ceased or did not transfer to us upon the Separation. The loss from discontinued operations, net of tax, was $1.5 million in the nine month period ended September 30, 2006.
Net Income
     Net income for the nine month period ended September 30, 2007 was $13.1 million compared to $4.4 million for the nine month period ended September 30, 2006 due to the reasons described above.
Related Party Transactions
Transactions with Extendicare and its Affiliates
     Prior to the Separation, we insured certain risks with Laurier Indemnity Company, Ltd. (“Laurier”), an affiliated insurance subsidiary of Extendicare, and third party insurers. The consolidated statement of income for the three and nine month periods ended September 30, 2006 includes intercompany insurance premium expenses of $0.3 million and $0.8 million, respectively. After the Separation, we discontinued paying premiums to Laurier and began coverage with Pearson.
     Prior to the Separation, we also purchased computer hardware and software support services from VCPI. The cost of services was based on agreed upon rates that, we believe, approximated market rates, and was $0.4 million and $1.3 million for the three and nine month periods ended September 30, 2006. On August 31, 2007, we terminated our contract with VCPI and now provide information technology services in-house.
     In addition, we purchased payroll and benefits, financial management and reporting, legal, human resources and reimbursement services from EHSI. The cost was based upon actual incremental costs of the services provided and was $0.0 million and $0.5 million in the three and nine month periods ended September 30, 2006. We continue to contract with Extendicare to provide certain of these support services at rates we believe approximate market rates.
     Prior to the Separation, EHSI’s U.S. parent company, EHI, was responsible for all U.S. federal tax return filings and therefore we incurred charges (payments) from (to) EHI for income taxes. Accordingly, we had balances due to EHSI, who in turn had balances due to EHI. Advances made and outstanding in respect of federal tax payments and other sundry working capital advances were non-interest bearing. In connection with the Separation, or shortly thereafter, all balances due to EHI related to U.S. federal tax return filings were settled and therefore no balances remained at September 30, 2007.
Liquidity and Capital Resources
Sources and Uses of Cash
     We had cash and cash equivalents of $9.0 million at September 30, 2007 compared to $11.5 million and $20.0 million at September 30, 2006 and December 31, 2006, respectively. The table below sets forth a summary of the significant sources and uses of cash for the nine month periods ended September 30.

	2007	2006
	(In thousands)
Cash provided by operating activities	$35,406	$27,939
Cash used in investing activities	(36,120)	(12,083)
Cash used in financing activities	(10,262)	(10,841)

Change in cash and cash equivalents	$(10,976)	$5,015

     Cash flow from operating activities was $35.4 million in the nine months ended September 30, 2007 compared to $27.9 million in the nine months ended September 30, 2006.

ASSISTED LIVING CONCEPTS, INC.
     Our working capital decreased $33.0 million in the nine months ended September 30, 2007 compared to December 31, 2006, primarily from an $11.0 million decrease in cash, $16.9 million increase in the current portion of long-term debt, $2.0 million increase in accrued liabilities, $1.5 million decrease in accounts receivable, $1.1 million increase in taxes payable, and a net decrease of $0.5 million in all other current assets and liabilities.
     It is not unusual for us to operate in the position of a working capital deficit because our revenues are collected more quickly, often in advance, than our obligations are required to be paid. This can result in a low level of current assets to the extent cash has been deployed in business development opportunities, used to pay off longer term liabilities, or used to repurchase common stock. As discussed below, we have a line of credit in place to provide cash needed to satisfy our current obligations.
     Property and equipment increased $19.8 million in the nine months ended September 30, 2007 compared to December 31, 2006. Property and equipment increased $11.7 million from capital expenditures (including new construction projects) and the purchase of the Dubuque, Iowa residence allocated to property and equipment of $19.6 million and decreased by $11.4 million from depreciation expense.
     Total debt, including both current and long-term, was $107.4 million as of September 30, 2007, an increase of $16.8 million from $90.6 million at December 31, 2006. The increase in debt was due to borrowings under our $100 million credit facility of $19.0 million used to supplement existing cash in the acquisition of the Dubuque residence and the repurchase of our Class A Common Stock, partially offset by principal payments of $1.7 million and amortization of market value adjustments of $0.5 million.
     Cash used in investing activities was $36.1 million for the nine months ended September 30, 2007 compared to $12.1 million in the nine months ended September 30, 2006. Increased investment activities in the nine months ended September 30, 2007 resulted from the purchase of the Dubuque residence in July 2007 for $24.4 million and an increase in payments for new construction projects in the nine months ended September 30, 2007 of $1.6 million, partially offset by a decrease in other capital expenditures of $2.0 million from the nine months ended September 30, 2006.
     Cash used in financing activities was $10.3 million for the nine months ended September 30, 2007 compared to $10.8 million in the nine months ended September 30, 2006. In the 2007 period financing activities consisted primarily of the repurchase of 3,016,410 shares of Class A Common Stock at a total cost of $27.7 million, partially offset by borrowings under our $100 million credit facility of $19.0 million used together with existing cash to purchase the Dubuque residence and fund the stock buyback program. In the 2006 period, financing activities consisted primarily of the repayment of interest bearing loans from Extendicare of $25.2 million, partially offset by $16.1 million in net capital contributions from Extendicare.
$100 Million Credit Facility
     On November 10, 2006, we entered into a five year, $100 million revolving credit agreement with General Electric Capital Corporation and other lenders. The facility is guaranteed by certain of our subsidiaries that own approximately 64 of the residences in our portfolio and secured by a lien against substantially all of the assets of such subsidiaries. Interest rates applicable to funds borrowed under the facility are based, at our option, on either a base rate essentially equal to the prime rate or LIBOR plus an amount that varies according to a pricing grid based on a consolidated leverage test. At September 30, 2007 this amount was 150 basis points. Under certain conditions, we may request a $50 million increase in the facility.
     There were no borrowings under the facility in 2006 or through the first six months of 2007. During the three month period ended September 30, 2007, we borrowed $19.0 million, all of which is outstanding at September 30, 2007. As of September 30, 2007, we were in compliance with all covenants and available borrowings under the facility were $81.0 million.
HUD Insured Mortgages due 2036
     During the third quarter of 2007, we completed the refinancing of two HUD insured mortgages secured by two separate properties in Texas. Prior to refinancing, the remaining combined principal amount due under these mortgages was $4.3 million at an average rate of 7.40% and an average maturity of 29 years. After refinancing the aggregate principal amount remained unchanged while the average rate decreased to 5.75% and the average maturity decreased to 25 years.

ASSISTED LIVING CONCEPTS, INC.
Debt Obligations
     Other than the HUD insured mortgages discussed above, there were no material changes in our debt obligations from December 31, 2006 to September 30, 2007 and, as of the date of this report, we were in compliance with all financial covenants in our debt agreements.
Principal Repayment Schedule
     There were no material changes in our monthly debt service payments from December 31, 2006 to September 30, 2007.
Letters of credit
     As of September 30, 2007, we had $8.3 million in outstanding letters of credit, the majority of which are secured by cash. Pearson maintains a $5.1 million letter of credit in favor of a third party professional liability insurer. Approximately $2.2 million of the letters of credit provide security for worker’s compensation insurance and the remaining $1.0 million of letters of credit are security for landlords of leased properties. All the letters of credit are renewed annually and have maturity dates ranging from October 2007 to August 2008.
Restricted Cash
     As of September 30, 2007, restricted cash consists of $6.4 million of cash deposits securing letters of credit, $2.2 million of cash deposits as security for Oregon Trust Deed Notes, and $0.1 million of cash deposits as security for HUD Insured Mortgages due 2036.
Contractual Obligations
     Other than the HUD mortgages discussed above, there were no material changes in our contractual obligations outside of the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Off Balance Sheet Arrangements
     We had no off balance sheet arrangements as of September 30, 2007.
Cash Management
     As of September 30, 2007, we held unrestricted cash and cash equivalents of $9.0 million. We monitor daily incoming cash flows and outgoing expenditures to ensure available cash is invested on a daily basis.
Future Liquidity and Capital Resources
     We believe that our cash from operations, together with other available sources of liquidity, including borrowings available under our $100 million revolving credit facility, will be sufficient for the next 12 months and beyond to fund operations, expansion plans, acquisitions, our share buyback program, anticipated capital expenditures, and required payments of principal and interest on our debt. In addition, as of the date of this report we held 41 properties that are unencumbered by debt and would be available for future financing needs.
Acquisitions
     On July 20, 2007 we completed the acquisition of a newly constructed 185 unit assisted/independent living residence in Dubuque, Iowa for approximately $24.4 million in cash.
     On November 9, 2007 we reached agreement to acquire the operations of eight assisted living residences consisting of a total of 541 leased units for a purchase price of $14.4 million. The units, located in the southeast United States, are currently 92% occupied with all private pay residents and are expected to generate post acquisition annual revenue, EBITDAR and EBITDA of $18.0 million, $7.1 million and $2.2 million, respectively. The lease has an initial term expiring in March 2015 with three five-year renewal options. Completion of the transaction is subject to customary closing conditions and is expected in the first quarter of 2008. We plan to finance this transaction with borrowings under our $100 million credit facility.

ASSISTED LIVING CONCEPTS, INC.
Capital Commitments
     As of September 30, 2007, we had capital expenditure purchase commitments outstanding of approximately $1.3 million.
Expansion Plans
     On February 27, 2007 we announced plans to add a total of 400 units onto our existing owned residences. As of September 30, 2007, ALC has finished the design phase on most expansion units and is currently receiving bids on its additions. To date, bids have been consistent with our original estimated cost of $125,000 per unit. As previously reported, the expansion is expected to add 400 units onto existing ALC residences. Construction is expected to be completed during the second and third quarters of 2008. It is expected to take an additional 12 months to stabilize occupancy (as well as cash flow at the expanded residences). We expect our cost to be approximately $125,000 per additional unit or a total cost of $50 million. We plan to finance the expansion program through our credit facility and internally generated cash flow. We have not made any significant expenditures to date on this expansion plan and estimate minimal expenditures in the fourth quarter of 2007 and $50 million in 2008.
Share Buyback
     On December 14, 2006 our Board of Directors authorized a share buyback program of up to $20 million of our Class A Common Stock over twelve months. On August 20, 2007 the Board of Directors authorized an expansion of the buyback program up to a total of $40 million. We may repurchase shares in the open market or in privately negotiated transactions from time to time in accordance with appropriate SEC guidelines and regulations and subject to market conditions, applicable legal requirements, and other factors. As of September 30, 2007, we had purchased 3,016,410 shares for a total cost of $27.7 million under the share buyback program for an average cost of $9.17 per share. The stock repurchases were financed through existing funds and borrowings under our existing $100 million credit facility.
Accrual for Self-Insured Liabilities
     At September 30, 2007, we had an accrued liability for settlement of self-insured liabilities of $2.5 million for general and professional liability claims. We paid $0.1 million and $0.3 million in claims in the nine month periods ended September 30, 2007 and 2006, respectively. The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported. We estimate that $0.3 million of the total $2.5 million liability will be paid within the next twelve months. The timing of payments is not directly within our control, and, therefore, estimates are subject to change in the future. We believe we have provided sufficient provisions for incurred general and professional liability claims as of September 30, 2007.
     At September 30, 2007, we had an accrual for workers’ compensation claims of $4.1 million. Claim payments for the nine month periods ended September 30, 2007 and 2006 were $1.5 million and $1.2 million, respectively. The timing of payments is not directly within our control, and, therefore, estimates are subject to change in the future. We believe we have provided sufficient provisions for workers’ compensation claims as of September 30, 2007.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At September 30, 2007, our long-term debt including the current portion consisted of fixed-rate debt of $88.4 million and variable rate debt of $19.0 million. As of December 31, 2006, our long-term debt consisted of $90.6 million of fixed rate debt.
     Our earnings are affected by changes in interest rates as a result of our borrowings on our $100 million credit facility. At September 30, 2007, we had $19.0 million of variable rate borrowings based on the LIBOR rate plus a premium. As of September 30, 2007, our variable rate is 150 basis points in excess of the LIBOR rate. For every 1% change in the LIBOR rate, our interest expense will change by approximately $190,000 annually. This analysis does not consider changes in the actual level of borrowings that may occur subsequent to September 30, 2007. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.
     We have no derivative instruments. We do not speculate using derivative instruments and do not engage in derivative trading of any kind.
Quantitative Disclosures
     There have been no material changes in the principal, or notional, amounts and related weighted average interest rates by year of maturity for our debt obligations since December 31, 2006.
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
     Internal Control Over Financial Reporting. There have not been any changes in ALC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, ALC’s internal control over financial reporting except for the following changes which were made to enhance controls and improve efficiencies.
     As of August 31, 2007, we began providing information technology services in house rather than purchasing these services from VCPI. During the quarter ended September 30, 2007, we initiated a change in how our residents are billed and how subsequent payments are processed. Generally, the change centralizes the billing and collection activities that took place at the residences. This change is expected to be implemented throughout ALC by the end of the fourth quarter of 2007.

Part II. OTHER INFORMATION
Item 1A. RISK FACTORS
There are no material changes to the disclosure regarding risk factors in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In compliance with Item 703 of Regulation S-K, the Company provides the following summary of its purchases of Class A Common Stock during its third quarter of 2007.

				(d)
				Maximum Number
			(c)	(or Approximate
	(a)		Total Number of	Dollar Value) of
	Total	(b)	Shares Purchased as	Shares that May Yet
	Number of	Average	Part of Publicly	Be Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	Per Share	Programs	Programs (1) (2)
July 1, 2007 to July 31, 2007	—	—	—	$37,217,295
August 1, 2007 to August 31, 2007	2,755,510	$9.00	2,755,510	$12,427,588
September 1, 2007 to September 30, 2007	—	—	—	$12,427,588

Total	2,755,510	$9.00	2,755,510	$12,427,588

(1)	Consists of purchases made through the share purchase program originally announced on December 14, 2006 ($20 million), and expanded upon on August 20, 2007 (additional $20 million), under which the Company may repurchase up to $40 million of its outstanding shares of Class A Common Stock through August 20, 2008.

(2)	The second quarter Form 10-Q included commissions as a reduction of the maximum dollar value of Class A Common Stock that may yet be purchased under the share buyback plan. By definition in the plan, the maximum available ($40,000,000) is exclusive of fees and commissions, therefore the amount reported in the second quarter Form 10-Q has been adjusted for $7,827 of commissions.
Item 5. OTHER INFORMATION
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
     Factors and uncertainties facing our industry and us include:
▪	national, regional and local competition which could cause us to lose market share and revenue;

▪	markets where overbuilding exists and future overbuilding in other markets where we operate our residences may adversely affect our operations;

▪	our ability to cultivate new or maintain existing relationships with physicians and others in the communities in which we operate could affect occupancy rates;

▪	events which adversely affect the ability of seniors to afford our monthly resident fees could cause our occupancy rates, revenues and results of operations to decline;

▪	changes in the percentage of our residents that are private residents may affect our profitability;

▪	reductions in Medicaid rates could decrease our revenues;

▪	termination of our resident agreements and vacancies in the living spaces we lease could adversely affect our revenues, earnings and occupancy levels;

▪	increases in labor costs, as a result of a shortage of qualified personnel or otherwise, could increase operating costs;

▪	personal injury claims, if successfully made against us, could materially and adversely affect our financial condition and results of operations;

▪	events that adversely affect the perceived desirability or safety of our residences could cause occupancy and revenues to decline;

▪	failure to comply with laws and government regulation could lead to fines and penalties;

▪	compliance with regulations may require us to make unanticipated expenditures which could increase our costs and therefore adversely affect our earnings and financial condition;

▪	audits and investigations under contracts with federal and state government agencies could have adverse findings that impact our business;

▪	failure to comply with environmental laws, including laws regarding the management of infectious medical waste, could materially and adversely affect our financial condition and results of operations;

▪	failure to comply with laws governing the transmission and privacy of health information could materially and adversely affect our financial condition and results of operations;

▪	efforts to regulate the construction or expansion of healthcare providers could impair our ability to expand through construction and redevelopment;

▪	acquisitions that we may make could subject us to a number of operating risks; and

▪	costs associated with capital improvements could adversely affect our profitability.
     Factors and uncertainties related to our indebtedness and lease arrangements include:
▪	loan or lease covenants could restrict our operations and our ability to execute our growth strategy and defaults could result in the acceleration of indebtedness or cross-defaults, any of which would negatively impact our liquidity and inhibit our ability to grow our business and increase revenues;

▪	if we do not comply with the requirements in leases or debt agreements pertaining to revenue bonds, we would be subject to financial penalties;

▪	our indebtedness and long-term leases could adversely affect our liquidity, our ability to operate our business, and our ability to execute our growth strategy; and

▪	increases in market interest rates could significantly increase the costs of our unhedged debt and lease obligations, which could adversely affect our liquidity and earnings.
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
John Buono
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: November 12, 2007
S-1

ASSISTED LIVING CONCEPTS, INC.
EXHIBIT INDEX TO SEPTEMBER 30, 2007 QUARTERLY REPORT ON FORM 10-Q

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EI-1