Form 10-K
period 2007-12-31
ASSISTED LIVING CONCEPTS INC
filed 2008-03-12
CIK 929994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 001-13498
Assisted Living Concepts, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	93-1148702 (I.R.S. Employer Identification No.)
W140 N8981 Lilly Road, Menomonee Falls, Wisconsin 53051
(Address of Principal Executive Offices)
Telephone: (262) 257-8888
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Class A Common Stock, $0.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐     Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $654 million. For purposes of this computation shares of Class B Common Stock were assumed to have the same market value as Class A Common Stock. Common shares held as of June 29, 2007 by executive officers, directors and holders of more that 5% of the outstanding common shares have been excluded from this computation because such persons or institutions may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.
As of March 10, 2008, the registrant had 56,136,826 shares of its Class A Common Stock, $0.01 par value outstanding and 8,722,848 shares of its Class B Common Stock, $0.01 par value outstanding.
Documents Incorporated by Reference
Certain sections of registrant’s definitive proxy statement relating to its 2008 annual stockholders’ meeting to be held on May 5, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ASSISTED LIVING CONCEPTS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

ASSISTED LIVING CONCEPTS, INC.
ITEM 1 — BUSINESS
The Company
     As of December 31, 2007, Assisted Living Concepts, Inc. (“ALC”) and its subsidiaries operated 208 assisted living residences in 17 states in the United States totaling 8,535 units. ALC’s residences typically range from 40 to 60 units and offer residents a supportive, home-like setting and assistance with the activities of daily living. On January 1, 2008, ALC acquired the operations of eight additional residences totaling 541 units.
     ALC became an independent, publicly traded company, whose Class A Common Stock is listed on the New York Stock Exchange, on November 10, 2006 (the “Separation Date”) when it separated (the “Separation”) from Extendicare Inc. (“Extendicare”).
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
     Following the Acquisition, Extendicare consolidated its assisted living operations with ALC’s and moved ALC’s headquarters to Milwaukee, Wisconsin, installed a new management team, and reorganized ALC’s internal reporting structure and operations to include previously owned EHSI assisted living residences. Between January 31, 2005 and November 10, 2006, ALC operated its 177 original residences and between 29 and 35 residences owned by EHSI. Shortly before the Separation, ALC purchased 29 assisted living residences from EHSI consisting of approximately 1,412 units. In addition, on November 1, 2006, ALC acquired an assisted living residence in Escanaba, Michigan consisting of 40 units from an unrelated third party. Together with ALC’s original 6,838 units and after certain other adjustments, ALC operated a total of 8,302 units at December 31, 2006. ALC added 48 units to existing properties and acquired a 185 unit property in Dubuque, Iowa on July 20, 2007. ALC operated 8,535 units as of December 31, 2007. On January 1, 2008, ALC acquired the operations of eight leased residences with a total of 541 units.
     On June 19, 2006, ALC formed Pearson Insurance Company, LTD (“Pearson”), a wholly owned Bermuda based captive insurance company, to self-insure general and professional liability risks.
Financial Presentation
     Prior to the Separation Date, the consolidated financial statements of ALC represented the combined financial position and results of operations of the assisted living operations of Extendicare in the United States. Effective upon the Separation, the ownership structure of the entities changed and as such became consolidated. All references to ALC financial statements, both pre- and post-Separation Date, are referred to as “consolidated” versus “combined.” After the Separation Date, the consolidated financial statements represent the 177 assisted living residences operated by ALC prior to the Separation, 29 residences purchased from EHSI shortly before the Separation, and two residences acquired by ALC after the Separation, from and after their respective dates of acquisition.
     For periods prior to the Separation Date, the historical consolidated financial and other data in this report have been prepared to include all of Extendicare’s assisted living business in the United States, consisting of:

▪	the assisted living residences operated by EHSI through the Separation Date, which ranged from 29 to 36 residences between January 1, 2003 and the date of the Acquisition and consisted of 32 residences operated by EHSI at December 31, 2005,

▪	177 assisted living residences operated by ALC since the Acquisition,

▪	three assisted living residences that were constructed and owned by EHSI (two of which were operated by ALC) during 2005,

▪	Pearson since its formation on June 19, 2006, and

▪	an Escanaba, Michigan residence since its acquisition on November 1, 2006.
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
Our Business
     We operate assisted living residences within the senior living industry, which consists of a broad variety of living options for seniors. In general, the type of residence that is appropriate for a senior depends on his or her particular life circumstances, especially health and physical condition and the corresponding level of care that he or she requires. Assisted living residences fall in the middle of the spectrum of care and service provided to seniors in connection with their living arrangements. Assisted living residents can move into a residence by choice or by necessity.
     As of December 31, 2007, we provided senior assisted living accommodations and services through 208 residences containing 8,535 units located in 17 states. We provide seniors with a supportive, home-like setting with care and services, including 24 hour assistance with activities of daily living, medication management, life enrichment, health and wellness, and other services. See “Our Services” below. Our residences are purpose-built to meet the special needs of seniors and typically are located in targeted, middle-market suburban bedroom communities that were selected on the basis of a number of factors, including the size of our targeted demographic resident pool in the community. Residences include features designed to appeal to the senior living community and their decision makers. The majority of our residences are approximately 40-unit, single story, square shaped buildings with an enclosed courtyard, a mix of studio and one-bedroom apartments, and wide hallways to accommodate our residents who use walkers and wheelchairs. The relatively small number of units and the design of our buildings enhance our ability to provide effective security and care, while also appealing to seniors who generally prefer easy access to their living quarters, pleasing aesthetics, and simplicity of design. We own 153 of our residences, operate 50 under long-term leases, and operate 5 under capital leases which contain options for us to purchase the properties in 2009.
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
     Although a typical package of basic services provided to a resident includes meals, housekeeping, laundry and personal care, we accommodate the varying needs of our residents through the use of individual service plans and flexible staffing patterns. Our multi-tiered rate structure for services is based upon the acuity, or level, of services needed by each resident. Supplemental and specialized health-related services for those residents requiring 24-hour supervision or more extensive assistance with activities of daily living, are provided by third-party providers who are reimbursed directly by the resident or a third-party payor (such as Medicare, Medicaid or long-term care insurance). To ensure that we are meeting the needs of our residents, we assess the level of need of each resident periodically.
Expansion Plans
     Because we own rather than lease a significant number of our properties, we have the ability to add additional units onto existing properties without complications such as renegotiating leases with landlords. Expansions are targeted where existing residences have demonstrated the ability to support increased capacity. On February 27, 2007, we outlined the planned addition of a total of 400 units onto existing residences. We have finished the design phase on most of the expansion units and expect to complete construction during the second half of 2008. We continually evaluate ways to expand our portfolio of properties. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview,” and “Business Strategies” in this Annual Report for a discussion of our business strategies.
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
Customers
     Payments from residents (or their responsible parties) who pay us directly (“private pay”) comprised approximately 85%, 79% and 78% of our revenues in 2007, 2006 and 2005, respectively. Our business is not materially dependent upon any single customer. We depend upon funding from various state Medicaid programs for payments of residence fees for residents who pay through these programs. Our election to accept Medicaid within a state is on a residence by residence basis and we are not required to remain in any Medicaid programs (subject to notification requirements where required). Because revenue per resident received from Medicaid programs is significantly lower than from private pay residents, our overall strategy includes reducing our Medicaid census and increasing the proportion of our units occupied by private pay residents. However, the involuntary termination of Medicaid contracts within certain states could have a material impact on our financial position and results of operations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Medicaid Programs” below.
Government Regulation
     State licensing agencies regulate our operations and monitor our compliance with a variety of state and local laws governing licensure, changes of ownership, personal and nursing services, accommodations, construction, life safety, food service, and cosmetology. Generally, the state oversight and monitoring of assisted living operators has been less burdensome than experienced in the skilled nursing industry. Areas most often regulated by these state agencies include:
▪	Qualifications of management and health care personnel;

▪	Minimum staffing levels;

▪	Dining services and overall sanitation;

▪	Personal care and nursing services;

▪	Assistance or administration of medication/pharmacy services;

▪	Residency agreements;

▪	Admission and retention criteria;

▪	Discharge and transfer requirements; and

▪	Resident rights.
     In addition, in order to participate in the Medicaid program in a state, we must contract with the states and comply with any applicable Medicaid rules and regulations. These Medicaid regulations may set stricter standards than those contained in state and local assisted living rules and regulations.
     Assisted living residences are subject to periodic unannounced surveys by state and other local government agencies to assess and assure compliance with the respective regulatory requirements. A survey can also occur following a state’s receipt of a complaint regarding a residence. If one of our assisted living residences is cited for alleged deficiencies by the respective state or other agencies, we are required to implement a plan of correction within a prescribed timeframe. Upon notification or receipt of a deficiency report, our regional and corporate teams assist the residence to develop, implement and submit an appropriate corrective action plan. Most state citations and deficiencies are resolved through the submission of a plan of correction that is reviewed and approved by the state agency. In some instances, the survey team will conduct a re-visit to validate substantial compliance with the state rules and regulations.
Health Privacy Regulations and Health Insurance Portability and Accountability Act
     Our assisted living residences are subject to state laws to protect the confidentiality of our residents’ health information. We have implemented procedures to meet the requirements of the state laws and have trained our residence personnel on those requirements.
     We are not a covered entity in respect of the Health Insurance Portability and Accountability Act of 1996, or HIPAA. However, those residences which electronically invoice state Medicaid programs are considered covered entities and are subject to HIPAA and its implementing regulations. Currently, we electronically invoice state Medicaid programs in 54 residences in five states. In these states, we use state provided software programs that reduce the complexity and risk in compliance with the HIPAA regulations. HIPAA requires us to comply with standards for the exchange of health information at those residences and to protect the confidentiality and security of health data. The Department of Health and Human Services has issued four rules that mandate the standards with respect to certain healthcare transactions and health information. The four rules pertain to:
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
     We believe we are in compliance with these rules as they currently affect our residences that electronically invoice state Medicaid programs. We monitor compliance with health privacy rules including the HIPAA standards. Should it be determined that we have not complied with the new standards, we could be subject to criminal penalties and civil sanctions.
Backlog
     The nature of our business does not result in backlogs.
Medicaid Programs
     As of December 31, 2007, 73 of our 208 residences participated in State Medicaid programs and at December 31, 2007, 939 units were occupied by Medicaid residents. Medicaid programs generally reimburse providers for the cost associated with the service component of assisted living. Medicaid residents are responsible to pay a certain amount of their available income each month to cover the room and board costs. The reimbursement rates paid to assisted living providers are established by state Medicaid departments and, excluding the State of Texas, the same rates are paid to all providers irrespective of their actual costs. Reimbursement rates vary significantly from state to state.
     In recent years, as state budgets have tightened, Medicaid annual rate increases for home and community-based services have decreased and in some instances rates have been frozen for several years. In order to reduce our reliance upon Medicaid funding, over the last year we decreased the number of our residences participating in the Medicaid program by approximately 20%. Correspondingly, while Medicaid revenues represented 21.2% of our overall revenues for 2006, Medicaid revenues represented 15% of our overall revenues for 2007.
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
     We compete directly with companies that provide assisted living services to seniors as well as other companies that provide similar long-term care alternatives. In most of the communities we operate in, we face two or three competitors that offer assisted living residences that could be similar to ours in size, price and range of services offered. In addition, we face competition from other providers in the senior living industry, increasingly from independent living residences and companies that provide adult day care in the home, but also from congregate care residences where residents elect the services to be provided, continuing care retirement centers on campus-like settings and nursing homes that provide long-term care services.
     We prefer to own our residences and, therefore, compete with various real estate investors such as joint ventures, real estate investment trusts and real estate developers for land and facility purchases. Generally, real estate investors purchase or construct assisted living residences and enter into management agreements with operators. Real estate investment companies which may have substantially more resources and access to capital markets may compete with us for acquisitions in markets in which we operate or look to operate in.
     The senior living industry, and specifically the independent living and assisted living segments, is large and fragmented. It is characterized by numerous local and regional operators, although there are several national operators similar in size or larger than us. The independent and assisted living industry can be segregated into different market segments based upon the resources of the target population and the geographic area surrounding the operating residence. Although there are several national providers, we generally do not directly compete with them in the same market segments. A combination of local, regional and national companies, several of which may have substantially more resources than us, compete directly or indirectly in the middle-market, suburban bedroom communities that we target.
     We believe that many markets, including some of the markets in which we operate, have been overbuilt, in part because regulations and other barriers to entry into the assisted living industry are not substantial. In addition, because the segment of the population that can afford to pay our daily resident fee is limited, the supply of assisted living residences may outpace demand in some markets. The impacts of such overbuilding include:

▪	increased time to reach capacity at assisted living residences;

▪	loss of existing residents to new residences;

▪	pressure to lower or refrain from increasing rates;

▪	competition for workers in tight labor markets; and

▪	lower margins until excess units are absorbed.
     In general, the markets in which we currently operate are capable of supporting only three or four assisted living residences.
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
     We believe our major competitive strengths are:
▪	the size and breadth of our portfolio, as well as the depth of our experience in the senior living industry, which allows us to achieve operating efficiencies that many of our competitors in the highly fragmented senior living industry cannot;

▪	our ownership of 153 assisted living residences, or more than 73% of the total number of residences we operate, which increases our operating flexibility by allowing us to refurbish residences to meet changing consumer demands, expand residences without having to obtain landlord consent, and divest residences and exit markets at our discretion;

▪	the staffing model of our residences which emphasizes the importance we place on delivering high quality care to our residents, with a particular emphasis on preventative care and wellness, and

▪	targeting communities based on their demographic profile, the average wealth of the population, and the cost of operating in the community. We also have the option to purchase five assisted living residences in 2009 that we currently lease from an unrelated party.
Employees
     As of December 31, 2007, we employed approximately 4,400 people, including approximately 440 registered and licensed practical nurses, 2,500 nursing assistants and 1,460 dietary, housekeeping, maintenance and other staff.
     We have not been subject to union organization efforts at our residences. To our knowledge, we have not been and are not currently subject to any other organizational efforts.
     The national shortage of nurses and other personnel has required us to adjust our wage and benefits packages to compete in the healthcare marketplace. We compete with other healthcare providers for nurses and residence directors and with various industries for healthcare assistants and other lower-wage employees. To the extent practicable, we avoid using temporary staff, as the costs of temporary staff are prohibitive and the quality of care provided is generally lower. We have been subject to additional costs associated with the increasing levels of reference and criminal background checks that we have performed on our hired staff to ensure that they are suitable for the functions they will perform within our residences. Our inability to control labor availability and costs could have a material adverse effect on our future operating results.
Corporate Organization
     Our corporate headquarters is located in Menomonee Falls, Wisconsin, where we have centralized various functions in support of our assisted living operations, including our human resources, legal, purchasing, internal audit, and accounting and information technology support functions. At our corporate offices, senior management provides overall strategic direction, seeks development and acquisition opportunities, and manages the overall assisted living business. The human resources function implements corporate personnel policies and administers wage and benefit programs. We have dedicated clinical, marketing, risk management and environmental support groups for our assisted living operations. Senior departmental staff are responsible for the development and implementation of corporate-wide policies pertaining to resident care, employee hiring, training and retention, marketing initiatives and strategies, risk management, residence maintenance, and project coordination.

     We have offices in Dallas, Texas, Seattle, Washington, and Menomonee Falls, Wisconsin that oversee our operations in our geographic divisions. A small staff in each office is responsible for overseeing all operational aspects of our residences in the respective divisions through teams of professionals located throughout the area. The area team is responsible for compliance with standards involving resident care, rehabilitative services, recruitment and personnel matters, state regulatory requirements, marketing and sales activities, transactional accounting support, and participation in state associations.
     Our operations are organized into a number of different direct and indirect wholly-owned subsidiaries primarily for legal purposes. We manage our operations as a single unit. Operating policies and procedures are substantially the same at each subsidiary. Several of our subsidiaries own and operate a significant number of our total portfolio of residences. No single residence generates more than 2.0% of our total revenues.
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
ITEM 1A — RISK FACTORS
     If any of the risk factors described below develop into actual events, it could have a material adverse effect on our business, financial condition, or results of operations. These are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could also adversely affect our business.
Risk Relating to Our Business
We face national, regional and local competition and, if we are unable to compete successfully, we could lose market share and revenue.
     The assisted living business is highly competitive, particularly with respect to private pay residents. We compete locally and regionally with other long-term care providers, including other assisted living residences, independent living providers, and congregate care providers, home healthcare providers, nursing residences, and continuing care retirement centers, including both for-profit and not-for-profit entities. We compete based on price, the types of services provided, quality of care, reputation, and the age and appearance of residences. Because there are relatively few barriers to entry in the assisted living industry, competitors could enter the areas in which we operate with new residences or upgrade existing residences. Such residences could offer residents more appealing residences with more amenities than ours at a lower cost. The availability and quality of competing residences in the areas in which we operate can significantly influence occupancy levels in our assisted living residences. The entrance of any additional competitors or the expansion of existing competing residences could result in our loss of market share and revenue. For example, in 2007, if our occupancy percentage had decreased by one percentage point proportionately across all payer sources, we estimate our revenue would have decreased by approximately $2.3 million.
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
Our planned exit from Medicaid programs could reduce overall occupancy and revenues. Changes in state laws or regulations could cause us to accelerate our exit from Medicaid programs.
     Our strategy to increase revenues by increasing the proportion of units that are occupied by private pay residents includes a planned, gradual exit from state Medicaid programs. As we exit these programs, units formerly occupied by Medicaid residents become available for private pay residents. Additional units may become available if existing residents who had planned to rollover into a Medicaid program decide to seek accommodations at a competing assisted living facility that continues to participate in a Medicaid program. In addition, changes in state laws or regulations that make participation in state Medicaid programs less attractive to us could result in our exit from those programs more quickly than currently contemplated which could accelerate the rate at which units are vacated. There is no assurance that we will be successful in filling these vacant units with private pay residents. Failure to successfully fill vacated units with private pay residents on a timely basis could adversely affect our operations and financial results.
If we fail to cultivate new or maintain existing relationships with resident reference sources in the communities in which we operate, our occupancy percentage, payer mix and resident rates may deteriorate.
     Our ability to increase our overall occupancy percentage, payer mix and resident rates, depends on our reputation in the communities we serve and our ability to successfully market to our target population. A large part of our marketing and sales efforts is directed towards cultivating and maintaining relationships with key community organizations who work with seniors, physicians and other healthcare providers in the communities we serve, whose referral practices significantly affect the choices seniors make with respect to their long-term care needs. If we are unable to successfully cultivate and maintain strong relationships with these community organizations, physicians and other healthcare providers, our occupancy rates and revenue could decline.
Events which adversely affect the ability of seniors to afford our resident fees could cause occupancy and revenues rates to decline.
     Costs to seniors associated with independent and assisted living services are not generally reimbursable under government reimbursement programs such as Medicare and Medicaid. In 2007 approximately 85% of our total revenues were derived from private pay sources. Economic downturns, changes in demographics, or changes in social security payment levels could limit the ability of seniors to afford our resident fees. In addition, downturns in the housing markets could limit the ability of seniors to afford our resident fees as our customers frequently use the proceeds from the sale of their homes to cover the cost of our fees. Our occupancy rates and revenues could decline if we are unable to retain or attract seniors with sufficient income, assets or other resources required to pay the fees associated with assisted living services.
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
Decisions by residents to terminate their residency agreements could adversely affect our revenues, earnings and occupancy levels.
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
     We compete with other healthcare providers for residence directors and nurses and with various industries for healthcare assistants and other employees. A national shortage of nurses and other trained personnel, a shortage of workers in some of the communities we serve, and general inflationary pressures have forced us to enhance our wage and benefits packages in order to compete for qualified personnel. In order to supplement staffing levels, we periodically may be forced to use more costly temporary help from staffing agencies. Because labor costs represent a substantial portion of our operating expenses, increases in wage rates could have a material adverse effect on our future operating results.
We operate in an industry that has an inherent risk of personal injury claims. If one or more claims are successfully made against us, our financial condition and results of operations could be materially and adversely affected.
     Personal injury claims and lawsuits can result in significant legal defense costs, settlement amounts and awards. In some states, state law may prohibit or limit insurance coverage for the risk of punitive damages arising from professional liability and general liability or litigation. As a result, we may be liable for punitive damage awards in these states that either are not covered or are in excess of our insurance policy limits. We insure against general and professional liability risks with affiliated and unaffiliated insurance companies with levels of coverage and self-insured retention levels that we believe are adequate based on the nature and risk of our business, historical experience and industry standards. We are responsible for the costs of claims up to a self-insured limit determined by individual policies and subject to aggregate limits. We accrue for self-insured liabilities based upon an actuarial projection of future self-insured liabilities, and have an independent actuary review our claims experience and attest to the adequacy of our accrual on an annual basis. Claims in excess of our insurance may, however, be asserted and claims against us may not be covered by our insurance policies. If a lawsuit or claim arises that ultimately results in an uninsured loss or a loss in excess of insured limits, our financial condition and results of operation could be materially and adversely affected. Furthermore, claims against us, regardless of their merit or eventual outcome, could have a negative effect on our reputation and our ability to attract residents and could cause us to incur significant defense costs and our management to devote time to matters unrelated to the day-to-day operation of our business.
We self-insure a portion of our general and professional liability, workers’ compensation, health and dental and certain other risks.
     We insure against general and professional liability and workers’ compensation risks with levels of coverage and self-insured retention levels that we believe are adequate based upon the nature and risk of the business, historical experience, and industry standards. In addition, for the majority of our employees, we self-insure our health and dental coverage. Our costs related to our self-insurance are a direct result of claims incurred, some of which are not within our control. Although we employ risk management personnel to manage liability risks, maintain safe workplaces, and manage workers’ compensation claims and we use a third-party provider to manage our health claims, any materially adverse claim experience could have an adverse affect on our business.
We operate in a regulated industry. Failure to comply with laws or government regulation could lead to fines and penalties.
     The regulatory requirements for assisted living residence licensure and participation in Medicaid programs generally prescribe standards relating to the provision of services, resident rights, qualification and level of staffing, employee training, administration and supervision of medication needs for the residents, and the physical environment and administration. These requirements could affect our ability to expand into new markets, to expand our services and residences in existing markets and, if any of our presently licensed residences were to operate outside of its licensing authority, may subject us to penalties including closure of the residence. Future regulatory developments as well as mandatory increases in the scope and severity of deficiencies determined by survey or inspection officials could cause our operations to suffer.
Compliance with the Americans with Disabilities Act, Fair Housing Act, and fire, safety and other regulations may require us to make unanticipated expenditures which could increase our costs and therefore adversely affect our earnings and financial condition.
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
     We are subject to state laws to protect the confidentiality of our resident’s health information. In addition, we are subject to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, in 54 of our residences in five states where we electronically invoice the state’s Medicaid program. HIPAA requires us to comply with standards relating to the privacy of protected health information, the exchange of health information within our company and with third parties, and the confidentiality and security of protected electronic health information. Our ability to comply with the transaction and security standards of HIPAA is, in part, dependent upon third parties, such as the state that provides us the software to electronically invoice and other fiscal intermediaries and state program payers. If we do not comply with the HIPAA standards or state laws, we could be subject to civil sanctions, which could materially and adversely affect our financial condition and results of operations.
State efforts to regulate the construction or expansion of healthcare providers could impair our ability to expand through construction and redevelopment.
     Several states have established certificate of need processes to regulate the expansion of assisted living residences. If additional states implement certificate of need or other similar requirements for assisted living residences, our failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals, and possible delays and expenses associated with obtaining such approvals could adversely affect our ability to expand and, accordingly, to increase revenues and earnings.
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
Risk Relating to Our Indebtedness and Lease Arrangements
Our credit facilities, existing mortgage loans and lease agreements contain covenants that restrict our operations. Any default under such facilities, loans or leases could result in the acceleration of indebtedness, cross-defaults, or lease terminations, any of which would negatively impact our liquidity and inhibit our ability to grow our business and increase revenues.

     Our credit facilities contain financial covenants and cross-default provisions that may inhibit our ability to grow our business and increase revenues. In some cases, indebtedness is secured by both a mortgage on a residence (or residences) and a guaranty by us. In the event of a default under one of these scenarios, the lender could avoid judicial procedures required to foreclose on real property by declaring all amounts outstanding under the guaranty immediately due and payable and requiring us to fulfill our obligations to make such payments. The realization of any of these scenarios could have an adverse effect on our financial condition and capital structure. Further, because our mortgages and leases generally contain cross-default and cross-collateralization provisions, a default by us related to one residence could affect a significant number of residences and their corresponding financing arrangements and leases.
If we do not comply with the requirements prescribed within our leases or debt agreements pertaining to revenue bonds, we would be subject to financial penalties.
     In connection with the construction or lease of some of our residences, we or our landlord issued federal income tax exempt revenue bonds guaranteed by the states in which they were issued. Under the terms of the debt agreements relating to some of these bonds, we are required, among other things, to lease at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. Non-compliance with these restrictions may result in an event of default and cause fines and other financial costs to us. For revenue bonds issued pursuant to our lease agreements, an event of default would result in a default of the terms of the lease and could adversely affect our financial condition and results of operations.
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
     Our level of indebtedness and our long-term leases could adversely affect our future operations or impact our stockholders for several reasons, including, without limitation:
•	we may have little or no cash flow apart from cash flow that is dedicated to the payment of any interest, principal or amortization required with respect to outstanding indebtedness and lease payments with respect to our long-term leases;

•	increases in our outstanding indebtedness, leverage and long-term leases will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; and

•	increases in our outstanding indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes.
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
Increases in market interest rates or various financial indices could significantly increase the costs of our unhedged debt and lease obligations, which could adversely affect our liquidity and earnings.
     Borrowings under our revolving credit facility are subject to variable interest rates. In addition, some of our residences are leased under leases whose rental rates increase at their renewal dates based on financial indices such as the Consumer Price Index. Increases in prevailing interest rates, or financial indices, could increase our payment obligations which would negatively impact our liquidity and earnings.

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
     Our articles of incorporation and bylaws include a number of provisions that may deter hostile takeovers or changes of control. These provisions include:
•	the authority of our board of directors to issue shares of preferred stock and to determine the price, rights, preferences, and privileges of these shares, without stockholder approval;

•	all stockholder actions must be effected at a duly called meeting of stockholders or by the unanimous written consent of stockholders, unless such action or proposal is first approved by our board of directors;

•	special meetings of the stockholders may be called only by our board of directors;

•	stockholders are required to give advance notice of business to be proposed at a meeting of stockholders; and

•	cumulative voting is not allowed in the election of our directors.
We have only operated as a separate publicly-traded company for a relatively short period of time and our historical financial information may not be a reliable indicator of future results.
     Our prospects must be considered in light of the risks, expenses and difficulties encountered by recently independent companies in the early stages of independent business operations. Furthermore, our assets and liabilities prior to our separation from Extendicare were different from the assets and liabilities that are reflected in our historical financial statements. Therefore, the historical financial information included in this report for periods prior to our separation from Extendicare does not reflect the financial condition, results of operations or cash flows we would have achieved as a separate publicly-traded company during the periods and may not be an indication of how we will perform in the future.
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
     As of December 31, 2007, Scotia Investments Limited, which is owned directly or indirectly by members of the Jodrey family, owned approximately 87% of the outstanding shares of our Class B Common Stock which represents approximately 53% of the total voting power of our common stock. Accordingly, Scotia Investments Limited generally has the ability to influence or control matters requiring stockholder approval, including the nomination and election of directors and the determination of the outcome of corporate transactions such as mergers, acquisitions and asset sales. Our chairman, Mr. Hennigar, and one additional director, Mr. Brotz, are members of the Jodrey family. Mr. Hennigar and Mr. Brotz disclaim beneficial ownership of the shares held by Scotia Investments Limited. In addition, the disproportionate voting rights of our Class B Common Stock may make us a less attractive takeover target.
Conflicts of interest may arise between us and Extendicare that could be resolved in a manner unfavorable to us.
     As part of the separation, ALC and Extendicare entered into a number of transition and service agreements, including agreements dealing with tax allocation, payroll and benefits services, and technology services. We also entered into a separation agreement with Extendicare which covers matters such as the allocation of responsibility for certain pre-existing liabilities. While the agreements other than the separation agreement are generally terminable at ALC’s option upon ninety (90) days’ notice, questions relating to conflicts of interest may arise between us and Extendicare Real Estate Investment Trust (REIT) relating to our past and ongoing relationships. Our Vice Chair and director, Mr. Rhinelander, also serves as Vice Chair and a trustee of Extendicare REIT. Decisions with the potential to create, or appear to create, conflicts of interest could relate to the nature, quality and cost of transitional services rendered to us by Extendicare, competition for potential acquisition or other business opportunities, or employee retention or recruiting.

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
ITEM 1B — UNRESOLVED STAFF COMMENTS
     None.
ITEM 2 — PROPERTIES
     As of December 31, 2007, we operated 208 residences across 17 states, with the capacity to serve 8,535 residents. Of the residences we operated at December 31, 2007, we owned 153 and leased 55 pursuant to operating and capital leases.
     Our assisted living operations are outlined in the following table:

						Total Residences
	Owned			Leased from Others		Under Operation
			Resident		Resident		Resident
	Number	Encumbered (1)	Capacity	Number	Capacity	Number	Capacity
Texas	27	25	1,077	14	563	41	1,640
Indiana	21	8	852	2	78	23	930
Washington	13	5	588	8	308	21	896
Ohio	15	12	563	5	191	20	754
Oregon	11	10	382	8	276	19	658
Wisconsin	12	11	657	—	—	12	657
Pennsylvania	10	10	376	1	39	11	415
Iowa	6	2	374	1	35	7	409
Arizona	7	7	324	2	76	9	400
South Carolina	6	4	234	3	117	9	351
Idaho	5	5	196	4	148	9	344
Nebraska	5	2	168	4	156	9	324
New Jersey	5	5	195	3	117	8	312
Louisiana	4	3	173	—	—	4	173
Michigan	4	1	157	—	—	4	157
Minnesota	1	1	60	—	—	1	60
Kentucky	1	1	55	—	—	1	55

Total	153	112	6,431	55	2,104	208	8,535

(1)	Certain of our properties are pledged as collateral under debt obligations. See Note 11 to our consolidated financial statements.
     On January 1, 2008, we acquired the operations of eight additional leased residences, five in Georgia (290 units) and one each in Florida, Alabama and South Carolina (44, 164, and 43 units, respectively). As a result, as of January 1, 2008, we operated 216 residences in 20 states with the capacity to serve 9,076 residents. Of the 216 residences, 153 are owned (71%) and 63 are leased (29%).
Corporate Offices
     We own our corporate headquarters which is located in Menomonee Falls, Wisconsin. Our regional offices in Dallas, Texas and Seattle, Washington are leased.
ITEM 3 — LEGAL PROCEEDINGS
     We are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to commercial contracts and premises and professional liability matters. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect the results of operations on a quarter-to-quarter basis, we believe that the outcome of such legal and other matters will not have a materially adverse effect on our consolidated financial position, results of operations, or liquidity.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of 2007.
Executive Officers of the Registrant
     Listed below are the executive officers of ALC, together with their ages, positions and business experience for the past five years. All executive officers hold office at the pleasure of the Board of Directors.

Name	Age	Position
Laurie A. Bebo	37	President and Chief Executive Officer
John Buono	44	Senior Vice President, Chief Financial Officer and Treasurer
Eric B. Fonstad	60	Senior Vice President, General Counsel, and Corporate Secretary
Walter A. Levonowich	51	Vice President and Controller
     Laurie A. Bebo. Prior to November 2006, Ms. Bebo was President, Chief Operating Officer and a director of ALC. From January 2005 to November 2005, Ms. Bebo was Chief Operating Officer of ALC. From November 2005 to November 2006, she President and Chief Operating Officer of ALC. Prior to January 2005, Ms. Bebo was employed by Extendicare Inc. and was responsible for Extendicare’s assisted and independent living operations. She is also a director of Newton Fine Paper LLC.
     John Buono. From 2005 until joining ALC in October 2006, Mr. Buono was a consultant at Wind Lake Solutions, Inc., an engineering consulting firm. From 2003 to 2005, Mr. Buono was the Chief Financial Officer and Secretary of Total Logistics, Inc., a publicly-owned provider of logistics services and manufacturer of refrigerator casements, and from 1988 until 2001 Mr. Buono was the Corporate Director-Accounting and Assistant Treasurer of Sybron International, Inc., a publicly-owned manufacturer of products for the laboratory and dental industries.
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
     Our Class A Common Stock is listed and began trading on the New York Stock Exchange under the symbol “ALC” on November 10, 2006. The following table shows the high and low sales prices of our Class A Common Stock as reported by the NYSE.

	High	Low
2007:
First quarter	$13.18	$9.70
Second quarter	$12.75	$10.10
Third quarter	$11.13	$8.36
Fourth quarter	$10.07	$6.49

2006:
From November 10, 2006 through December 31, 2006	$9.89	$7.45
     The closing sale price of our Class A Common Stock as reported on the NYSE on March 10, 2008, was $5.92 per share. As of that date there were 253 holders of record.
     Our Class B Common Stock is neither listed nor publicly traded. On March 10, 2008, there were 126 holders of record of our Class B Common Stock.
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
     During 2006, 1,822,096 shares of our Class B Common Stock were converted into 1,958,753 shares of our Class A Common Stock. At December 31, 2006 we had 59,501,918 shares of Class A Common Stock and 9,956,337 shares of Class B Common Stock outstanding. During 2007, an additional 1,228,879 shares of Class B Common Stock were converted into 1,321,015 shares of Class A Common Stock and 4,691,060 shares of Class A Common stock were repurchased and held as treasury stock. At December 31, 2007 we had 56,131,873 shares of Class A Common Stock and 8,727,458 shares of Class B Common Stock outstanding.

ISSUER PURCHASES OF EQUITY SECURITIES
The following summary of repurchases of Class A Common Stock during the fourth quarter of 2007 is provided in compliance with Item 703 of Regulation S-K.

				(d)
				Maximum Number
			(c)	(or Approximate
	(a)		Total Number of	Dollar Value) of
	Total	(b)	Shares Purchased as	Shares that May Yet
	Number of	Average	Part of Publicly	Be Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	Per Share	Programs	Programs (1)
October 1, 2007 to October 31, 2007	—	—	—	$12,427,588
November 1, 2007 to November 30, 2007	1,117,450 (1)	$6.83	1,117,450	$4,800,528
December 1, 2007 to December 31, 2007	557,200 (1)	$6.80	557,200	$26,010,314
Total	1,674,650 (1)	$6.82	1,674,650	$26,010,314

(1)	Consists of purchases made through the share purchase program originally announced on December 14, 2006 ($20 million), and expanded upon on August 20, 2007 (additional $20 million) and December 18, 2007 (additional $25 million), under which ALC may repurchase up to $65 million of its outstanding shares of Class A Common Stock through December 18, 2008.

Performance Graph
     The following Performance Graph shows the changes for the period beginning November 10, 2006 (the Separation Date) and ended December 31, 2007 in the value of $100 invested in: (1) ALC’s Class A Common Stock; (2) the Standard & Poor’s Broad Market Index (the “S&P 500”); and (3) the common stock of the peer group (as defined below) of companies, whose returns represent the arithmetic average for such companies. The values shown for each investment are based on changes in share price and assume the immediate reinvestment of any cash dividends.
COMPARISON OF CUMULATIVE TOTAL RETURN SINCE NOVEMBER 10, 2006
AMONG ASSISTED LIVING CONCEPTS, INC.,
THE S&P 500 INDEX, AND THE PEER GROUP
     The following graph assumes $100 invested at the beginning of the measurement period in our Class A Common Stock, the S&P 500 and the peer group, with reinvestment of dividends, and was plotted using the following data:

	11/10/2006	12/31/2006	3/31/2007	6/30/2007	9/30/2007	12/31/2007
ALC	100.00	124.40	148.43	133.96	114.97	94.34
Peer Average	100.00	105.45	117.06	106.69	96.84	91.19
S&P 500	100.00	102.71	102.89	108.87	110.56	107.07
     After reviewing publicly filed documents of various companies, ALC determined that a peer group consisting of Brookdale Senior Living, Inc., Capital Senior Living Corporation, Emeritus Corporation, Five Star Quality Care, Inc. and Sunrise Assisted Living, Inc. most closely matches ALC in terms of market capitalization and market niche.
Dividends
     We presently do not intend to pay dividends. Payment of future cash dividends, if any, will be at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion, and contractual restrictions with respect to the payment of dividends. Dividends may be restricted under our revolving credit agreement if we fail to maintain consolidated leverage ratio levels specified in that facility.
ITEM 6 — SELECTED FINANCIAL DATA
     The following selected financial data as of and for each of the five years in the period ended December 31, 2007 have been derived from our audited consolidated financial statements. The selected financial data do not purport to indicate results of operations as of any future date or for any future period. The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes included elsewhere in this report.

     As of December 31, 2007, Assisted Living Concepts, Inc. and its subsidiaries (“ALC” or the “Company”) operated 208 assisted living residences in 17 states in the United States totaling 8,535 units. ALC’s residences average approximately 40 to 60 units and offer residents a supportive, home-like setting and assistance with the activities of daily living.
     ALC became an independent, publicly traded company listed on the New York Stock Exchange on November 10, 2006 (the “Separation Date”) when ALC Class A and Class B Common Stock was distributed to the stockholders of ALC’s then parent company Extendicare Inc. (“Extendicare”), now known as Extendicare Real Estate Investment Trust (the “Separation”).
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
     Certain reclassifications have been made to the 2006 consolidated financial statements to conform to the presentation for 2007.
     The financial information presented below may not reflect what our results of operations, financial position and cash flows would have been had we operated as a separate, stand-alone entity during the periods presented or what our results of operations, financial position and cash flows will be in the future.

	Year Ended December 31,
	2007	2006	2005	2004	2003
		(In thousands, except per share data)
Income Statement Data:
Revenues	$229,347	$231,148	$204,949	$33,076	$31,177
Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	151,684	153,347	138,126	23,837	22,163
General and administrative	13,073	10,857	6,789	506	503
Residence lease expense	14,310	14,291	12,852	66	73
Depreciation and amortization	17,642	16,699	14,750	3,281	3,032
Transaction costs	56	4,415	—	—	—
Impairment of long-lived assets	—	3,080	—	—	—

Income from operations	32,582	28,459	32,432	5,386	5,406
Interest expense, net	(5,091)	(9,197)	(11,603)	(1,738)	(2,698)
Loss on early retirement of debt	—	—	—	(647)	—

Income from continuing operations before income taxes	27,491	19,262	20,829	3,001	2,708
Income tax expense	(10,312)	(8,727)	(8,119)	(1,138)	(1,013)

Net income from continuing operations	17,179	10,535	12,710	1,863	1,695
Net loss from discontinued operations	—	(1,526)	(368)	(228)	(628)

Net income	$17,179	$9,009	$12,342	$1,635	$1,067

Per share data:
Basic earnings per common share:
Income from continuing operations	$0.25	$0.15	$0.18	$0.02	$0.02
Loss from discontinued operations	—	(0.02)	—	—	(0.01)

Net Income	$0.25	$0.13	$0.18	$0.02	$0.01

Diluted earnings per common share:
Income from continuing operations	$0.25	$0.15	$0.18	$0.02	$0.02
Loss from discontinued operations	—	(0.02)	—	—	(0.01)

Net income	$0.25	$0.13	$0.18	$0.02	$0.01

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$14,066	$19,951	$6,439	$119	$225
Property and equipment	395,141	374,612	378,362	73,390	66,070
Total assets	476,241	447,340	420,697	84,622	77,574
Total debt	129,719	90,636	131,526	—	—
Parent’s investment	—	—	203,443	79,372	71,392
Stockholders’ equity	294,534	316,838	—	—	—

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
     The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” in Part II of this report.
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
     On November 10, 2006 (the “Separation Date”), ALC became an independent, publicly traded company listed on the New York Stock Exchange when it separated (the “Separation”) from Extendicare. Shortly before the Separation, ALC purchased 29 assisted living residences from EHSI consisting of 1,412 units and acquired an assisted living residence in Escanaba, Michigan consisting of 40 units. Together with ALC’s original 6,838 units and after certain other adjustments, ALC operated a total of 8,302 units at December 31, 2006. In the fourth quarter of 2007, ALC opened 2 additions to existing properties which added 48 units and acquired a 185 unit property in Dubuque, Iowa on July 20, 2007. ALC operated 8,535 units in 17 states as of December 31, 2007.
     On January 1, 2008, we acquired the operations of eight leased residences totaling 541 units following which we owned or leased a total of 216 residences in 20 states, totaling 9,076 units.
     We own 153 of our residences, lease 5 under capital leases with an option to purchase in 2009, with the remaining 50 (58 as of January 1, 2008) under long-term leases, giving us significant operational flexibility with respect to our properties.
     Prior to the Acquisition, revenues generated from direct payments from residents or their responsible parties (“private pay”) (which include both basic room rent and service fees) at many of the 177 ALC residences were well below market rates. We worked during 2005 to reduce or eliminate private pay discounts and adjust existing private pay rates closer to market pricing. This initiative continued in 2006 for rate discounts which were not entirely eliminated in 2005. By 2007, these discounts were substantially eliminated and private pay rates increased at levels consistent with market rates. As a result, for the years ended December 31, 2006 and 2005, we achieved above market average daily private pay rate increases at the 177 ALC residences of 7.7% and 8.1%, respectively. In 2007, the average daily private pay rate increased by 4.6%, more in line with market rates. As discounts were eliminated, some residents were no longer able to afford our accommodations and services and subsequently moved out. In addition to eliminating private pay discounts, in 2005 we identified residents whose care needs were outside the general scope of our care programs and worked to find them more appropriate placement. These initiatives had a negative impact to census but enabled us to move in more appropriate, lower acuity residents at higher margins. These initiatives are referred to in this report as the “Acquisition Initiatives.”
     At the time of the Acquisition, ALC had a relatively large Medicaid population. At December 31, 2005, approximately 32.9% of residents at the 177 ALC properties were paying through Medicaid and, overall when consolidated with the EHSI properties, 29.8% were paying through Medicaid. Because private pay rates generally exceed those offered through Medicaid programs by 25% to 35%, we intend to continue to reduce the number of units occupied by residents paying through the various state Medicaid programs. For the years ended December 31, 2007, 2006 and 2005, our average Medicaid census represented 20.4%, 28.5% and 29.2%, respectively, of our population and 15.0%, 21.2% and 21.8% of our revenues.

     We exited Medicaid contracts at an accelerated pace in 2007, primarily in response to actions by the State of Texas to initiate a managed Medicaid system. Had the State of Texas not initiated managed Medicaid service agreements through third parties, we would not have allowed our traditional Medicaid contracts to lapse during the first half of 2007. Although the accelerated phase of our exit from Medicaid contracts is complete, our Medicaid census continues to decline at a robust pace because we no longer accept new Medicaid residents and only allow private pay residents to roll over into the Medicaid program in a very limited number of residences.
     To the extent we have not been able to immediately fill vacancies with private pay residents, reducing the Medicaid population has resulted in reductions to our overall occupancy, but we believe it is a necessary part of our long-term strategy to improve the overall revenue base. In 2007, 2006 and 2005, the average occupancy rate for all of our residences was 79.1%, 85.0% and 87.3%, respectively, and the percentage of our private pay revenues were 84.8%, 79.0% and 78.2%, respectively.
Business Strategies
     We plan to grow our revenue and operating income by:
▪	increasing the overall size of our portfolio through additions to existing residences and acquisitions;

▪	increasing our occupancy rate and the percentage of revenue derived from private pay sources; and

▪	applying operating efficiencies achievable from owning a large number of assisted living residences.
Increasing the overall size of our portfolio through both building additional capacity to existing residences and acquisitions
     On February 27, 2007, we announced plans to add 400 units to our existing owned buildings (the “2007 Expansion”). As of December 31, 2007, we had finished the design phase on most of the expansion units and were receiving construction bids. To date, bids have been consistent with our original estimated cost of $125,000 per unit. This unit cost includes the addition of common areas such as media rooms, family gathering areas and exercise facilities. Construction is expected to be completed during the second half of 2008. Our process of selecting buildings for the 2007 Expansion consisted of identifying what we believe to be our best performing buildings as determined by factors such as current occupancy, strength of the local management team, private pay mix of the current population, and demographic trends for the area.
     We plan to continue to grow our portfolio by making selective acquisitions in markets with favorable private pay demographics. In November of 2006 we acquired a fully tenanted private pay 40 unit assisted living residence in Escanaba, Michigan at a cost of approximately $4.6 million. On July 20, 2007, we completed the acquisition of a newly constructed 185 unit assisted/independent living residence in Dubuque, Iowa at a cost of approximately $24.4 million, the “Dubuque Acquisition”. At the time of purchase, the residence was approximately 47% occupied with all private pay residents.
     Effective January 1, 2008, we acquired the operations of BBLRG, LLC doing business as Cara Vita, consisting of eight leased assisted living residences with a total of 541 units for a purchase price of $14.4 million. The residences, five of which are located in Georgia, and one in each of South Carolina, Alabama and Florida were 92% occupied with all private pay residents. The lease has an initial term expiring in March 2015 with three five-year renewal options.
Increasing our occupancy rate and the percentage of revenue derived from private pay sources
     Our strategy is to increase the number of residents in our residences that are private pay, both by filling existing vacancies with private pay residents and by gradually decreasing the number of units that are available for residents that rely on Medicaid.
     We use a focused sales and marketing effort to increase demand for our services among private pay residents that is designed to establish ALC as the provider of choice for residents who value wellness and quality of care. Because of the size of our operations and the depth of our experience in the senior living industry, we believe we are able to effectively identify and maximize cost efficiencies and expand our portfolio by investing in attractive assets in our target communities. Additional regional, divisional and corporate costs associated with our growth are anticipated to be proportionate to current operating levels.
     We plan to improve our payer mix by increasing our private pay population. Specifically, through December 31, 2007 we have increased the number of units available to private pay residents by exiting Medicaid contracts at 41 of our residences, and reaching an agreement with the state of Oregon to gradually reduce the number of units available to Medicaid residents through attrition. In limited circumstances we may be required to allow residents who were formally private pay to remain in the residence if they later qualify for Medicaid. We plan to focus on moving private pay residents into our residences. These initiatives are referred to in this report as the “Private Pay Initiatives.” To the extent we do not immediately fill vacancies with private pay residents, reducing the Medicaid population results in reductions to our overall occupancy and revenues, but is a necessary part of our long-term strategy to improve the overall revenue base. Private pay rates generally exceed those offered through state Medicaid programs by 25% to 35%.
Applying operating efficiencies achievable from owning a large number of assisted living residences
     The senior living industry, and specifically the independent living and assisted living segments, are large and fragmented and characterized by many small and regional operators. According to figures available from the American Seniors Housing Association, the top five operators of senior living residences measured by total resident capacity service less than 15% of total capacity. We plan to leverage the efficiencies of scale we have achieved through the consolidated purchasing power of our residences, our standardized operating model, and our centralized financial and management functions to lower costs at residences we may acquire.
     The remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:
▪	Basis of Presentation of Historical Consolidated Financial Statements. This section provides an overview of our historical assisted living operations and the basis of presentation for our historical consolidated financial statements.

▪	Business Overview. This section provides a general financial description of our business, including the sources and composition of our revenues and operating expenses. In addition, this section outlines the key performance indicators that we use to monitor and manage our business and to anticipate future trends.

▪	Consolidated Results of Operations. This section provides an analysis of our results of operations for the year ended December 31, 2007 compared to the year ended December 31, 2006 and for the year ended December 31, 2006 compared to the year ended December 31, 2005.

▪	Liquidity and Capital Resources. This section provides a discussion of our liquidity and capital resources as of December 31, 2007, and our expected future cash needs.

▪	Critical Accounting Policies. This section discusses accounting policies which we consider to be critical to obtain an understanding of our consolidated financial statements because their application on the part of management requires significant judgment and reliance on estimations of matters that are inherently uncertain.
     In addition to our core business, ALC holds share investments in Omnicare, Inc. a publicly traded corporation in the United States, BAM Investments Corporation, a Canadian publicly traded company, and MedX Health Corporation, a Canadian corporation, and cash or other investments in Pearson Indemnity Company Ltd. (“Pearson”), our wholly owned Bermuda based captive insurance company formed primarily to provide self insured general and professional liability coverage.
Basis of Presentation of Historical Consolidated Financial Statements
     Effective upon the Separation, the ownership structure of the entities changed and as such became consolidated. All references to ALC financial statements, both pre- and post-Separation Date, in the report are referred to as “consolidated” as opposed to “combined.”
     For periods prior to the Separation Date the historical consolidated financial and other data in this report have been prepared to include all of Extendicare’s assisted living business in the United States, consisting of:
▪	the assisted living residences operated by EHSI through the Separation Date, which ranged from 29 to 36 residences between January 1, 2003, and the date of the Acquisition and consisted of 32 residences operated by EHSI at December 31, 2005;

▪	177 assisted living residences operated by ALC since the time of the Acquisition;

▪	three assisted living residences that were constructed and owned by EHSI (two of which were operated by ALC) during 2005;

▪	Pearson since its formation on June 19, 2006;

▪	the Escanaba residence since its acquisition on November 1, 2006.

     Prior to the Separation, operations were terminated at four of the EHSI residences and are presented as discontinued operations. At the Separation Date, the historical financial statements included 209 residences (two of which remained with EHSI).
     After the Separation Date, historical consolidated financial and other data include Pearson, 178 assisted living residences operated by ALC (including Escanaba), 29 residences purchased from EHSI and the Dubuque residence since its acquisition on July 20, 2007, for a total of 208 residences.
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
     Below is a description of the significant events that have occurred to our assisted living business since January 2005 and how these events affected the basis of presentation:
▪	On January 31, 2005, EHSI acquired all of the outstanding capital stock of ALC, which had a portfolio of 177 assisted living residences (6,838 units) in 14 states at the time, 122 of which were owned and 55 of which were leased.

▪	During 2005, EHSI completed construction projects that resulted in increased capacity at five assisted living residences (96 units), opened a newly constructed assisted living residence in Wisconsin (60 units), and closed one assisted living residence in Washington (12 units). In addition, EHSI completed construction on two new assisted living residences (90 units) in Ohio and Indiana that were opened and operated by ALC. As a result, as of December 31, 2005, EHSI operated 32 residences and ALC operated 179 residences, two of which were owned by EHSI, for a consolidated operation of 211 residences (8,673 units) in 17 states.

▪	Between January 1, 2006, and the Separation Date, EHSI closed an assisted living residence (60 units) in Texas and disposed of the property. It also closed an assisted living residence in Oregon (45 units) and discontinued operations at an assisted living residence (63 units) in Washington for which the underlying lease had expired. EHSI also completed construction projects that increased capacity (37 units) at two assisted living residences. On November 1, 2006, ALC completed the acquisition of an assisted living residence (40 units) in Escanaba, Michigan. As a result, as of the Separation Date, EHSI operated 29 residences and ALC operated 180 residences, two of which were owned by EHSI, for a consolidated operation of 209 residences (8,530 units) in 17 states.

▪	On the Separation Date Extendicare transferred 29 of the 31 properties previously owned by EHSI to ALC. As of the Separation Date, ALC operated a total of 207 residences (8,302 units) in 17 states.

▪	On July 20, 2007, we completed the acquisition of a newly constructed 185 unit assisted/independent living residence in Dubuque, Iowa at a purchase price including all fees and expenses of approximately $24.4 million. At the time of purchase, the residence was approximately 47% occupied with all private pay residents.
     Since the Acquisition, through both internal and externally recruited personnel, ALC established a new management team to oversee clinical, marketing, risk management and corporate operational functions of the consolidated operation, and ALC purchased from EHSI services for accounting, human resources and information technology. For periods subsequent to March 31, 2005 through the Separation, charges related to the consolidated EHSI and ALC operations for accounting, human resources, information technology and certain other administrative services have been allocated based upon estimated incremental cost to support the consolidated operations. Stock options to acquire Extendicare shares granted to ALC senior management have been charged to general and administrative expenses, based upon the number of options granted and the share price for the periods reflected. Interest charges prior to the Separation Date have been allocated based upon:
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
     Interest rates after the Separation Date based upon actual debt retained by ALC.
     In addition, all assets and liabilities associated with the assisted living operations of Extendicare since January 31, 2005, have been reflected in the historical audited consolidated financial statements.
     For purposes of the audited consolidated financial statements, residences that were sold or closed have been reported as discontinued operations.
Business Overview
Revenues
     We generate revenue from private pay and Medicaid sources. For the years ended December 31, 2007, 2006 and 2005, approximately 84.8%, 79.0% and 78.2%, respectively, of our revenues were generated from private pay sources. Residents are charged an accommodation fee that is based on the type of accommodation they occupy and a service fee that is based upon their assessed level of care. We generally offer studio, one-bedroom and two-bedroom accommodations. The accommodation fee is based on prevailing market rates of similar assisted living accommodations. The service fee is based upon periodic assessments, which include input of the resident and the resident’s physician and family and establish the additional hours of care and service provided to the resident. We offer various levels of care for assisted living residents who require less or more frequent and intensive care or supervision. For the years ended December 31, 2007, 2006 and 2005 approximately 79%, 82% and 80%, respectively, of our private pay revenue was derived from accommodation fees with the balance derived from service fees. Both the accommodation and level of care service fees are charged on a per day basis, pursuant to residency agreements with month-to-month terms.
     Medicaid rates are generally lower than rates earned from private payers. Therefore, we consider our private pay mix an important performance indicator.
     Although we intend to continue to reduce the number of units occupied by residents paying through Medicaid, as of December 31, 2007, we provided assisted living services to Medicaid funded residents at 73 of the residences we operate. Medicaid programs in each state determine the revenue rates for accommodations and levels of care. The basis of the Medicaid rates varies by state and in certain states is subject to negotiation.
Residence Operations Expenses
     For all continuing residences, residence operations expense percentages consisted of the following:

	2007	2006	2005
Wage and benefit costs	61%	62%	63%
Property related costs	20	19	19
Other operating costs	19	19	18

Total	100%	100%	100%

     The largest component of our residence operations expense consist of wages and benefits and property related costs which include utilities, property taxes, and building maintenance related costs. Other operating costs include food, advertising, insurance, and other operational costs related to providing services to our residents.
General and Administrative Costs
     As a result of the Separation, as of the Separation Date, we required services and incurred additional costs associated with being a public company. In addition, certain other general and administrative costs that had been shared with Extendicare since the Acquisition were re-established after completion of the Separation. Certain of these costs were in place as of the Separation Date; however, through the first anniversary of the Separation, we incurred additional annual public company costs relating to the full year effect of:
▪	board of director fees;

▪	Sarbanes-Oxley compliance:

▪	hiring additional members of the management team;

▪	stock registration and listing fees;

▪	other general and administrative costs anticipated for reporting and compliance;

▪	quarterly and annual filings;

▪	transfer agent fees;

▪	public relations; and

▪	directors’ and officers’ liability insurance.
     Subsequent to the Acquisition, certain general and administrative services were provided to us by Extendicare. Extendicare’s incremental costs, and, in the case of information technologies, the price that Extendicare’s related company, Virtual Care Provider Inc. (“VCPI”), sells services to external clients, following the Separation, charged to us. Some services previously provided through Extendicare are provided directly to us by third party vendors. Pursuant to transitional services agreements with subsidiaries of Extendicare, certain services will continue to be provided to us by subsidiaries of Extendicare on a transitional basis. Until the third quarter of 2007, these services included information technology, payroll and employee benefits processing, and reimbursement services (Medicaid cost reporting in the state of Texas). On August 31, 2007, we terminated our contract with VCPI for information technology services and now provide these services in-house.
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
Adjusted EBITDA and Adjusted EBITDAR
     Adjusted EBITDA is defined as net income from continuing operations before income taxes, interest expense net of interest income, depreciation and amortization, non-cash equity based compensation expense, transaction costs and non-cash, non-recurring gains and losses, including disposal of assets and impairment of long-lived assets. Adjusted EBITDAR is defined as adjusted EBITDA before rent expenses incurred for leased assisted living properties. Adjusted EBITDA and adjusted EBITDAR are not measures of performance under accounting principles generally accepted in the United States of America, or GAAP. We use adjusted EBITDA and adjusted EBITDAR as key performance indicators and adjusted EBITDA and adjusted EBITDAR expressed as a percentage of total revenues as a measurement of margin.
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
     In addition, we assess the key performance indicators for residences that we operated in all reported periods, or “same residence” operations. The data for the eleven month 2005 period have been reflected in the tables below as if it were for the twelve month period. The eleven month period data are adjusted by averaging eleven months occupancy over the entire twelve month period. Same residence data excludes three assisted living residences (150) units constructed since 2005, the Escanaba acquisition, the Dubuque Acquisition, and two residences (141 units) and an additional 129 assisted living units contained in skilled nursing facilities retained by Extendicare.
ADC
All Continuing Residences
     The following table sets forth our average daily census (“ADC”) for the years ended December 31, 2007, 2006 and 2005 for both private pay and Medicaid residents for all of the continuing residences whose results are reflected in our consolidated financial statements:
Average Daily Census

	2007	2006	2005
Private pay	5,297	5,213	5,195
Medicaid	1,357	2,012	2,138

Total ADC	6,654	7,225	7,333

Private pay percentage	79.6%	72.2%	70.8%

     During 2007, total ADC decreased 7.9% while private pay ADC increased 1.6% primarily from the Private Pay Initiatives. The private pay mix increased in percentage from 72.2% to 79.6%. During 2006, total ADC decreased 1.5% while private pay ADC increased 0.3% primarily from the Acquisition Initiatives. The private pay mix increased in percentage from 70.8% to 72.2%.
Same Residence Basis
     This table sets forth our average daily census for the years ended December 31, 2007, 2006 and 2005 for both private and Medicaid payers for all of the assisted living residences on a same residence basis.

Average Daily Census

	2007	2006	2005
Private pay	5,103	4,981	4,981
Medicaid	1,357	1,991	2,113

Total ADC	6,460	6,972	7,094

Private pay percentage	79.0%	71.4%	70.2%

     During 2007, total ADC decreased 7.3% while private pay ADC increased 2.4% primarily from the Private Pay Initiatives. The private pay mix increased in percentage from 71.4% to 79.0%. During 2006, total ADC decreased 1.7% while private pay ADC was unchanged. The private pay mix increased in percentage from 70.2% to 71.4%.
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
     Due to the impact on occupancy rates that developmental units have on historical results, we split occupancy information between mature and developmental units. In general, developmental units are defined as the additional units in a residence that has undergone an expansion or in a new residence that has opened. New units identified as developmental are classified as such for a period of no longer than 12 months after completion of construction. Between January 1, 2005 and December 31, 2007, we completed the following projects that increased our operational capacity: (1) 2005 — three new residences (150 units) and four additions (96 units) (2) 2006 — two additions (37 units) and one acquisition (40 units), and (3) 2007— two additions (48 units) and 1 acquisition (185 units). The 2006 acquisition is being classified as mature as it has been 100% occupied since the day of acquisition. As a result, these units (except for the 2006 acquisition) constitute the “developmental” units in the tables below. All units that are not developmental are considered mature units, including all of the 177 residences added in the Acquisition.
All Continuing Residences
     The following table sets forth our occupancy percentages for the years ended December 31, 2007, 2006 and 2005 for all mature and developmental continuing residences whose results are reflected in our consolidated financial statements:
Occupancy Percentage

	2007	2006	2005
Mature	79.7%	86.0%	88.2%

Developmental	44.0%	67.8%	66.2%

Total residences	79.1%	85.0%	87.3%

     For the year ended December 31, 2007, we saw a decline in mature residences occupancy percentage from 86.0% to 79.7% and a decrease in occupancy in our developmental residences from 67.8% to 44.0%.
     Occupancy percentages for all residences decreased from 85.0% to 79.1% in the same period.
     The decline in our occupancy percentage for the year ended December 31, 2007 is primarily due to our continuing focused effort to reduce the number of units available for Medicaid residents. The decline in 2006 was primarily due to the Acquisition initiatives.
Same Residence Basis
     The following table sets forth the occupancy percentages outlined above on a same residence basis:

Occupancy Percentage

	2007	2006	2005
Mature	79.7%	86.3%	88.3%

Developmental	39.3%	77.5%	80.0%

Total residences	79.4%	85.9%	88.0%

     For the year ended December 31, 2007, we saw a decline in mature residences occupancy percentage from 86.3% to 79.7% and a decrease in occupancy in our developmental residences from 77.5% to 39.3%.
     Occupancy percentages for all residences decreased from 85.9% to 79.4% in the same period.
     The decline in our occupancy percentage for the year ended December 31, 2007 is primarily due to our continuing focused effort to reduce the number of units available for Medicaid residents. The decline in 2006 was primarily due to the Acquisition initiatives.
Average Revenue Rate by Payer Source
     The following table sets forth our average daily revenue rates for the years ended December 31, 2007, 2006 and 2005 for both private pay and Medicaid payers for residences whose results are reflected in our historical consolidated financial statements:
Average Daily Revenue Rate

	2007	2006	2005
Private pay	$100.61	$96.20	$89.15

Medicaid	$69.11	$64.11	$62.21

Total	$94.19	$87.06	$81.37

     The average private pay revenue rate increased 4.6% in 2007, compared to 2006, and 7.9% in 2006, compared to 2005, and our Medicaid rates increased by 7.8% and 3.1% in the same periods, respectively. In 2007, market rate increases of approximately 5% were partially offset by new private pay residents moving into smaller units. While we offer a combination of one bedroom and studio apartments, our Medicaid residents generally reside in studio apartments. As those units become available, private pay residents move into those smaller units and therefore reduce the overall rate of private pay residents. Increases in 2006 were primarily due to the Acquisition Initiatives.
Number of Residences Under Operation
     The following table sets forth the number of residences under operation as of December 31:

	2007	2006	2005
Owned	153	152	155
Under capital lease	5	5	5
Under operating leases	50	50	51

Total under operation	208	207	211

Percent of residences:
Owned	73.6%	73.4%	73.4%
Under capital leases	2.4	2.4	2.4
Under operating leases	24.0	24.2	24.2

	100.0%	100.0%	100.0%

ADJUSTED EBITDA and ADJUSTED EBITDAR
The following table sets forth a reconciliation of net income to adjusted EBITDA and adjusted EBITDAR as of December 31:

	2007	2006	2005
	(In thousands)
Net income	$17,179	$9,009	$12,342
Loss from discontinued operations, net of taxes	—	1,526	368
Provision for income taxes	10,312	8,727	8,119

Income from continuing operations before income taxes	27,491	19,262	20,829
Add:
Depreciation and amortization	17,642	16,699	14,750
Interest expense, net	5,091	9,197	11,603
Transaction costs	56	4,415	—
Loss on impairment of long-lived assets	—	3,080	—
Non-cash equity based compensation	—	368	—

Adjusted EBITDA	50,280	53,021	47,182

Add: Lease expense	14,310	14,291	12,852

Adjusted EBITDAR	$64,590	$67,312	$60,034

The following table sets forth the calculations of adjusted EBITDA and adjusted EBITDAR percentages as of December 31:

	2007	2006	2005
	(Dollars in thousands)
Revenues	$229,347	$231,148	$204,949

Adjusted EBITDA	$50,280	$53,021	$47,182

Adjusted EBITDAR	$64,590	$67,312	$60,034

Adjusted EBITDA as percent of total revenue	21.9%	22.9%	23.0%

Adjusted EBITDAR as percent of total revenue	28.2%	29.1%	29.3%

     Adjusted EBITDA and adjusted EBITDAR in 2007 decreased from 2006 primarily because of the increase in general and administrative expenses ($2.2 million) and the decline in revenues ($1.8 million), partially offset by decreased residence operations expenses ($1.7 million). Increased general and administrative expenses were primarily associated with additional expenses from being a public company in 2007. Decreased residence operations expenses resulted from the inclusion of properties retained by Extendicare in the 2006 residence operations expense and reduced expenses associated with lower census, partially offset by inflationary factors.
     Adjusted EBITDAR as a percentage of total revenues decreased to 28.2% in 2007 from 29.1% in 2006 as a result of the ongoing general and administrative expenses discussed above.
     Adjusted EBITDA, as a percentage of total revenues, decreased to 22.9% in 2006 from 23.0% in 2005. Compared to the 2005 year, Adjusted EBITDA as a percent of revenues was negatively impacted by ongoing general and administrative expenses of $4.1 million resulting from an increase in salaries and benefits, informational systems contractual increases, an increase in accounting related services, charges for services provided by Extendicare and other items related to ALC operating independently from Extendicare for a portion of 2006, partially offset by approximately $3.6 million from improved margin on operating expenses and from improved payor mix.
     Adjusted EBITDAR as a percentage of total revenues decreased to 29.1% in 2006 from 29.3% in 2005 as a result of the ongoing general and administrative expenses discussed above.
     Please see “— Business Overview — Key Performance Indicators — Adjusted EBITDA and Adjusted EBITDAR” above for a discussion of our use of adjusted EBITDA and adjusted EBITDAR and a description of the limitations of such use.

Consolidated Results of Operations
Three Year Financial Comparative Analysis
     The following table sets forth details of our revenues and income as a percentage of total revenues for the last three years ended December 31:

	2007	2006	2005
Revenues	100.0%	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	66.1	66.4	67.4
General and administrative	5.7	4.7	3.3
Residence lease expense	6.3	6.2	6.3
Depreciation and amortization	7.7	7.2	7.2
Transaction costs	—	1.9	—
Impairment of long-lived asset	—	1.3	—

Income from operations	14.2	12.3	15.8
Interest expense, net	(2.2)	(4.0)	(5.6)
Income tax expense	(4.5)	(3.7)	(4.0)

Net income from continuing operations	7.5	4.6	6.2
Loss from discontinued operations, net of tax	—	(0.7)	(0.2)

Net income	7.5%	3.9%	6.0%

Year Ended December 31, 2007 Compared with the Year Ended December 31, 2006
Revenues
     Revenues in the year ended December 31, 2007, decreased $1.8 million, or 0.8%, to $229.3 million from $231.1 million in the year ended December 31, 2006. Revenues decreased primarily due to a decrease in our average daily Medicaid census of 635 residents (excluding 20 Medicaid residents in properties retained by Extendicare) resulting in decreased revenue of $15.2 million, the elimination of $4.5 million in revenues associated with the properties retained by Extendicare that were included only in the 2006 period, and a reduction of $1.0 million in revenues associated with the amortization of below market leases from Extendicare’s 2005 acquisition of ALC which ended in January 2007. These decreases were partially offset by increases in revenue of approximately $8.4 million due to an increase in private pay occupancy of 239 residents, (excluding 155 private pay residents retained by Extendicare) $8.8 million due to private pay rate increases and $1.7 million due to Medicaid rate increases.
Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)
     Residence operating costs (exclusive of depreciation and amortization and residence lease expense shown below) decreased $1.7 million, or 1.1%, in the year ended December 31, 2007, compared to the year ended December 31, 2006. Decreased residence operations expense resulted from the elimination of $3.7 million in expenses associated with certain properties retained by Extendicare that were included only in the 2006 period, partially offset by $1.1 million of additional salaries and benefits, $0.5 million of increased maintenance expenses, and $0.4 million of higher property related costs such as taxes and utilities. The full year impact of the Escanaba, Michigan acquisition and the partial year impact of the Dubuque, Iowa acquisition were contributing factors to each of these increases.
General and Administrative
     General and administrative expenses increased $2.2 million, or 20.4%, in the year ended December 31, 2007 compared to the year ended December 31, 2006. General and administrative expenses increased $1.5 million from increases in salaries and benefits, $1.1 million for new public company costs such as directors’ and officers’ liability insurance and investor relations, $0.2 million in expenses related to our new corporate office, and $0.9 in other administrative charges. These increases were offset by $0.4 million in lower non-cash equity based compensation expense and $1.1 million of savings on services previously provided by Extendicare.
Residence Lease Expense
     Residence lease expense was unchanged at $14.3 million for both years ended December 31, 2007 and 2006.

Depreciation and Amortization
     Depreciation and amortization increased $0.9 million to $17.6 million in the year ended December 31, 2007, compared to $16.7 million in the year ended December 31, 2006. The increase primarily resulted from the full year impact of the acquisition of our corporate office building in August 2006, the acquisition of a residence in Escanaba, Michigan, in November 2006, and the acquisition of a residence in Dubuque, Iowa, in July of 2007, partially offset by the depreciation on two freestanding residences that were retained by Extendicare upon the Separation.
Transaction Costs
     Transaction costs related to the Separation amounted to approximately $0.1 million and $4.4 million in the years ended December 31, 2007 and 2006, respectively.
Impairment of Long-Lived Asset
     ALC periodically assesses the recoverability of long-lived assets, including property and equipment, in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that all long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying value of an asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent the book value of the asset exceeds estimated fair value. One such property was identified in the year ended December 31, 2006. As a result of ALC’s assessment, an impairment charge of approximately $3.1 million was recorded in the third quarter of 2006. No impaired properties were identified in the year ended December 31, 2007.
Income from Operations
     Income from operations before income taxes for the year ended December 31, 2007, was $32.6 million compared to $28.5 million for the year ended December 31, 2006, due to the reasons described above.
Interest Expense, Net
     Interest expense, net of interest income, decreased $4.1 million to $5.1 million in the year ended December 31, 2007, compared to the year ended December 31, 2006. The year ended December 31, 2006, included $4.0 million of interest expense allocated to or charged by Extendicare on intercompany debt. This debt was either repaid or forgiven in connection with the Separation. Interest income in 2007 increased by $0.8 million from investing unused cash balances and interest expense related to existing debt refinancing and purchase accounting reserves decreased $0.3 million. These decreases were partially offset by an increase in interest expense and amortization of deferred financing fees on our $100 million credit facility of $1.1 million.
Income from Continuing Operations before Income Taxes
     Income from continuing operations before income taxes for the year ended December 31, 2007, was $27.5 million compared to $19.3 million for the year ended December 31, 2006, due to the reasons described above.
Income Tax Expense
     Income tax expense for the year ended December 31, 2007, was $10.3 million compared to $8.7 million for the year ended December 31, 2006. Our effective tax rate was 37.5% for the year ended December 31, 2007, compared to 45.3% for the year ended December 31, 2006. The effective tax rate decrease was primarily due to the stepped up tax basis of assets purchased from Extendicare in connection with the Separation and due to non-deductible transaction costs incurred in 2006.
Net Income from Continuing Operations
     Net income from continuing operations for the year ended December 31, 2007, was $17.2 million compared to $10.5 million for the year ended December 31, 2006, due to the reasons described above.
Loss from Discontinued Operations, net of tax
     There were no discontinued operations in the year ended December 31, 2007, as all discontinued operations had either ceased or did not transfer to us upon the Separation. The loss from discontinued operations, net of tax, was $1.5 million in the year ended December 31, 2006.

Net Income
     Net income for the year ended December 31, 2007, was $17.2 million compared to $9.0 million for the year ended December 31, 2006, due to the reasons described above.
Year Ended December 31, 2006 Compared with the Year Ended December 31, 2005
Revenues
     Revenues in the year ended December 31, 2006, increased $26.2 million, or 12.8%, to $231.1 million from $204.9 million in the year ended December 31, 2005. Revenues increased approximately $15.1 million as a result of the Acquisition, $12.8 million due to private pay rate increases, $1.6 million due to opening of new residences, $1.5 million due to Medicaid rate increases, $0.4 million due to sublease revenue associated with our new corporate office, and $0.2 million due to the acquisition of a 40 unit residence on November 1, 2006. These increases were partially offset by $2.7 million from a decrease in the average daily census, $1.3 million related to a reduction in the amortization of below market leases, $1.2 million related to the effects of EHSI residences not transferred in the Separation, and $0.2 million in other miscellaneous items.
Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)
     Residence operating costs increased $15.2 million, or 11.0%, in the year ended December 31, 2006, compared to the year ended December 31, 2005. Operating costs increased $11.1 million, or 8%, as a result of the Acquisition. Residence operating costs at other residences increased $4.1 million or 3.0%. The $4.1 million increase was the result of a $2.9 million increase in salaries and wages and other employee costs primarily from the increase in sales and marketing personnel and a $1.2 million increase in property related costs such as taxes and utilities.
General and Administrative
     General and administrative costs increased $4.1 million, or 59.9%, in the year ended December 31, 2006, compared to the year ended December 31, 2005. General and administrative costs increased $1.2 million from the Acquisition, $2.2 million from increases in salaries and benefits, contractual costs, increased accounting related services, charges for services provided by Extendicare, and other items related to ALC operating separately from Extendicare for a portion of 2006, and approximately $0.7 million from information system contractual increases.
Residence Lease Expense
     Residence lease expense increased $1.4 million to $14.3 million in the year ended December 31, 2006, compared to the year ended December 31, 2005. The increase is primarily a result of leased residences obtained in the Acquisition.
Depreciation and Amortization
     Depreciation and amortization increased $1.9 million to $16.7 million in the year ended December 31, 2006, compared to $14.8 million in the year ended December 31, 2005. The increase resulted from approximately $0.9 million from the Acquisition, a $0.2 million increase in amortization of customer relationship intangibles, and $0.8 from additional capital expenditures.
Transaction Costs
     Transaction costs related to our separation from Extendicare amounted to $4.4 million in the year ended December 31, 2006. No costs related to the Separation were incurred in the year ended December 31, 2005. Extendicare made a capital contribution of $4.1 million in cash in the year ended December 31, 2006, to partially fund these costs.
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

Income from Operations
     Income from operations before income taxes for the year ended December 31, 2006, was $28.5 million compared to $32.4 million for the year ended December 31, 2005, due to the reasons described above.
Interest Expense, Net
     Interest expense, net of interest income, decreased $2.4 million to $9.2 million in the year ended December 31, 2006, compared to the year ended December 31, 2005. The decrease was the result of the termination and repayment of the ALC GE Capital Term Loan and the repayment of variable rate revenue bonds, including expenses, which resulted in a reduction of $3.2 million. This decrease was partially offset by $1.1 million of interest expense due to intercompany debt. Also, in connection with the Separation, the cash contributions from EHSI resulted in $0.5 million of increased interest income.
Income from Continuing Operations before Income Taxes
     Income from continuing operations before income taxes for the year ended December 31, 2006, was $19.3 million compared to $20.8 million for the year ended December 31, 2005, due to the reasons described above.
Income Tax Expense
     Income tax expense for the year ended December 31, 2006, was $8.7 million compared to $8.1 million for the year ended December 31, 2005. Our effective tax rate was 45.3% for the year ended December 31, 2006, compared to 39.0% for the year ended December 31, 2005. The increase in the effective rate was caused primarily by the $4.4 million in transaction costs, of which $3.2 million are nondeductible for tax purposes. Excluding transaction costs, our effective rate was 38.8% for the year ended 2006.
Net Income from Continuing Operations
     Net income from continuing operations for the year ended December 31, 2006 was $10.5 million compared to $12.7 million for the year ended December 31, 2005, due to the reasons described above.
Loss from Discontinued Operations, net of tax
     The loss from discontinued operations, net of tax, was $1.5 million in the year ended December 31, 2006, compared to a loss of $0.4 million in the year ended December 31, 2005. The majority of the increase was due to a $1.1 million loss (net of tax) from impairment of long-lived assets relating to a residence in Texas that we decided to close and sell in March 2006. Discontinued operations also included a residence in Washington and one residence in Oregon. All these residences were discontinued due to poor financial performance.
Net Income
     Net income for the year ended December 31, 2006, was $9.0 million compared to $12.3 million for the year ended December 31, 2005, due to the reasons described above.
Related Party Transactions
     Extendicare and its affiliates were no longer an affiliate of ALC effective with the Separation Date. The following is a summary of ALC’s transactions with Extendicare and its affiliates in 2006 and 2005.
Transactions with Extendicare and its Affiliates
     Prior to the Separation, we insured certain risks with Laurier Indemnity Company, Ltd. (“Laurier”), an affiliated insurance subsidiary of Extendicare and third party insurers. The consolidated statements of income for 2006 and 2005 include intercompany insurance premium expenses of $0.9 million and $0.7 million, respectively. After the Separation Date, we discontinued paying premiums to Laurier and began coverage with Pearson.
     Prior to the Separation, we also purchased computer hardware and software support services from Virtual Care Provider, Inc., a subsidiary of Extendicare (“VCPI”). The cost of services was based on agreed upon rates that, we believe, approximated market rates, and was $1.7 million and $1.0 million for 2006 and 2005, respectively. On August 31, 2007, we terminated this contract with VCPI for information technology services and now provide these services in-house. In addition, we purchased payroll and benefits, financial management and reporting, legal, human resources and reimbursement services from EHSI. The cost was based upon actual incremental costs of the services provided and was $0.9 million, $0.7 million in 2006 and 2005, respectively. We continue to contract with Extendicare to provide certain of these support services at rates we believe approximate market rates.
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
Liquidity and Capital Resources
Three Year Financial Comparative Analysis
Sources and Uses of Cash
     We had cash and cash equivalents of $14.1 million at December 31, 2007 compared to $20.0 million at December 31, 2006 and $6.4 million as of December 31, 2005. The table below sets forth a summary of the significant sources and uses of cash for the years ended December 31:

	2007	2006	2005
	(In thousands)
Cash provided by operating activities	$49,112	$19,055	$28,762
Cash used in investing activities	(55,669)	(20,710)	(158,966)
Cash provided by financing activities	672	15,167	136,524

(Decrease)increase in cash and cash equivalents	$(5,885)	$13,512	$6,320

Cash provided by operating activities:
Cash flow from operating activities was $49.1 million in 2007 compared to $19.1 million in 2006 and $28.8 million in 2005.
2007 vs. 2006 cash provided by operating activities:
     Increased cash flow from operations in 2007 was primarily due to:
▪	$9.1 million from decreases in other non-current assets (primarily related to collateralized letters of credit in 2006);

▪	$8.2 million from an increase in net income;

▪	$4.7 million from decreases in prepaid expenses and other current assets (primarily from the timing of insurance premium payments in 2006);

▪	$4.6 million of increases in deferred revenue;

▪	$2.8 million from decreases in accounts receivable;

▪	$2.6 million from increases in accounts payable;

▪	$1.6 million from increases in taxes payable;

▪	$1.0 million from decreases in net deferred tax liabilities;

▪	$0.9 million of additional depreciation and amortization;

▪	$0.8 million from increases accrued liabilities;

▪	$0.6 million from amortization of purchase accounting adjustments;

partially offset by:

▪	$5.0 million decrease in non-cash charge to income for an impaired property;

▪	$1.3 million from increases in other long-term liabilities;

▪	$0.1 million from decreases in bad debt reserves; and

▪	$0.5 million from changes in other assets and liabilities.
2006 vs. 2005 cash provided by operating activities:
     Decreased cash flow from operations in 2006 was primarily due to:
▪	$7.3 million from increases in other non-current assets (primarily related to cash collateralized letters of credit);

▪	$3.7 million from decreases in accrued liabilities;

▪	$3.3 million from decreases in net income;

▪	$3.0 million from decreases in net deferred tax liabilities;

▪	$2.8 million from decreases in taxes payable;

▪	$2.6 million from increases in prepaid expenses (primarily insurance premiums);

▪	$0.7 million from decreases in accounts payable;

▪	$0.6 million from decreases in self insured liabilities; and

▪	$0.2 million from increases in accounts receivable;
partially offset by:
▪	$5.0 million from increases in non-cash charges to income for impaired property;

▪	$2.6 million from increases in other long-term liabilities;

▪	$3.5 million from increases in amounts due to Extendicare;

▪	$1.8 million of additional depreciation and amortization;

▪	$1.4 million from decreases in amortization of below market resident leases; and

▪	$0.2 million from increases in bad debts reserves.
Working capital:
     In 2007 our working capital decreased by $38.7 million from 2006 while in 2006 our working capital increased by $25.3 million from 2005.
     It is not unusual for us to operate in the position of a working capital deficit because our revenues are collected more quickly, often in advance, than our obligations are required to be paid. This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or used to pay off longer term liabilities.

2007 vs. 2006 working capital changes:
     The 2007 vs. 2006 decrease in working capital was primarily due to increased current maturities of long-term debt of $23.8 million (see DMG Mortgage Notes Payable 2008 below), decreased cash of $5.9 million, increased deferred revenues of $5.0 million, decreased prepaid expenses of $1.4 million, and decreased accounts receivable of $1.6 million.
2006 vs. 2005 working capital changes:
     The 2006 vs. 2005 increase in working capital was primarily due to increased cash of $13.5 million, increased investments of $5.3 million, increased supplies, prepaid expenses and other current assets of $3.3 million, increased tax related items of $1.5 million, increased accounts receivable of $1.0 million, and reduced accrued liabilities of $0.7 million.
Cash used in investing activities:
     Cash used in investing activities was $55.7 million, $20.7 million and $159.0 million for 2007, 2006 and 2005, respectively.
2007 vs. 2006 cash used in investing activities:
     The increase of $35.0 million in investing activities between 2007 and 2006 was due to:
▪	$19.8 million the acquisition of the 185 unit residence in Dubuque, Iowa;

▪	$14.9 million from the designation of cash for acquisition (the 1/1/2008 Cara Vita acquisition); and

▪	$0.3 million from payments for other construction, property and equipment.
2006 vs. 2005 cash used in investing activities:
     The decrease of $138.3 million in investing activities between 2006 and 2005 was due to:
▪	$138.1 million from the Acquisition; and

▪	$11.9 million from decreased capital expenditures for new construction projects;
     partially offset by:
▪	$7.0 million from increased capital expenditures (excluding new constructions), primarily from the purchase of the corporate headquarters; and

▪	$4.6 million from the acquisition of a new residence in Escanaba, Michigan.
2007 vs. 2006 property and equipment
     Property and equipment increased by $20.5 million in 2007. Property and equipment increased by:
▪	$19.6 million from the acquisition of a 185 unit residence in Dubuque, Iowa;

▪	$12.4 million from capital expenditures (excluding new construction);

▪	$3.9 million from new construction projects;
     partially offset by:
▪	$15.4 million from depreciation expense.
2006 vs. 2005 property and equipment
     Property and equipment decreased by $3.8 million in 2006. Property and equipment decreased by:
▪	$14.3 million from depreciation expense;

▪	$5.1 million from impaired properties (including two remaining with Extendicare and included in discontinued operations); and

▪	$4.7 million from properties that were not transferred to ALC in the Separation;
     partially offset by:
▪	$7.8 million from capital expenditures (excluding new construction);

▪	$5.0 from a newly purchased corporate headquarters;

▪	$4.2 million from the acquisition of a 40 unit residence in Escanaba, Michigan; and

▪	$3.2 million from new construction projects.
Cash provided by financing activities:
     Cash provided by financing activities was $0.7 million, $15.2 million, and $136.5 million for 2007, 2006, and 2005, respectively.
     For 2007, cash provided by financing activities included:
▪	$42.0 million from proceeds on borrowings from our revolving credit facility; and

▪	$4.3 million from proceeds on refinancing of mortgage debt.
     Partially offset by:
▪	$39.1 million of repurchases of Class A Common Stock;

▪	$2.3 million of principal payments; and

▪	$4.3 million on refinancing of HUD Loans.
     For 2006, cash provided by financing activities included:
▪	$43.7 million from a net capital contribution received from Extendicare in connection with the Separation;
partially offset by:
▪	$25.2 million of repayments on debt to Extendicare;

▪	$2.3 million of repayments on other debt; and

▪	$1.0 million of deferred financing fees.
2007 vs. 2006 Long-term debt
     Total long-term debt, including current and long-term maturities, increased by $39.1 million during 2007 primarily from:
▪	$39.1 million from repurchases of Class A Common Stock;

▪	$24.4 million from payment for acquisitions;

▪	$16.4 million of capital expenditures;

▪	$14.9 million from cash borrowed to fund January 1, 2008 acquisition partially offset by:

▪	$49.8 million of cash from operating activities (excluding amortization of debt purchase accounting market value adjustment of $0.7 million) ; and

▪	$5.9 million from a reduction in cash balances.
2006 vs. 2005 Long-term debt
     Total long-term debt, including current and long-term maturities, decreased by $40.9 million during 2006 primarily from:
▪	$38.3 million from repayments and the conversion to additional paid-in capital of EHSI loans allocated to ALC; and

▪	$2.6 million in other debt repayments.
Debt Instruments
Summary of Long-Term Debt

	Interest	December 31,
	Rate(1)	2007	2006
		(In thousands)
6.24% Red Mortgage Capital Note, due 2014	6.51%	$35,128	$35,853
DMG Mortgage notes payable, interest rates ranging from 7.58% to 8.65%, due 2008	6.01%	24,878	26,107
Capital lease obligations, interest rates ranging from 2.84% to 13.54%, maturing through 2009	7.32%	11,386	11,832
Oregon Trust Deed Notes, interest rates ranging from 0% to 9.00%, maturing from 2021 through 2026	6.72%	8,995	9,247
HUD Insured Mortgages, interest rates ranging from 5.66% to 5.85%, due 2032	5.73%	4,282	—
HUD Insured Mortgages, bearing interest at 7.40%, due 2036	6.89%	—	4,514
HUD Insured Mortgage, bearing interest at 7.55%, due 2036	6.88%	3,050	3,083
$100 million credit facility bearing interest at LIBOR plus 150 basis points	6.42%	42,000	—

Long-term debt before current maturities		129,719	90,636
Less current maturities		26,543	2,732

Total long-term debt		$103,176	$87,904

(1)	Interest rate is effective interest rate as of December 31, 2007. The effective interest rate is determined as the cost of interest to the recorded fair value of the debt instrument.
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

     We expect to refinance these notes as they come due in May, August and December 2008 through new notes at prevailing market rates and terms substantially similar to those currently in place under the DMG Notes. In the event the refinancing of the DMG Notes are not accomplished at our prior to maturity, we expect to finance the balloon payments with borrowings under our $100 million credit facility.
Capital Lease Obligations
     In January 2005, we amended lease agreements with Assisted Living Facilities, Inc. (“ALF”), an unrelated third party, relating to five assisted living facilities located in Oregon. The amended lease agreements provide us with an option to purchase these five facilities in 2009 for cash of $5.9 million and the assumption of approximately $4.8 million of underlying Oregon Trust Deed Notes due 2036 (the “ALF Oregon Bonds”) which are secured by these properties. The purchase option was determined to be a bargain purchase price, requiring the classification of these leases to be changed from operating to capital. As a result, a capital lease obligation of $12.8 million was recorded, which represents the estimated market value of the properties as of the lease amendment date and also approximates the present value of future payments due under the lease agreements, including the purchase option payment. The option to purchase must be exercised prior to July 1, 2009, with closing on or about December 31, 2009.
     These obligations were financed by ALF through the sale of the ALF Oregon Bonds and contain certain terms and conditions within the debt agreements. We must comply with these terms and conditions and failure to adhere to those terms and conditions may result in an event of default to the lessor and termination of the lease. The leases require, among other things, that in order to preserve the federal income tax exempt status of the bonds, we must lease at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. There are additional requirements as to the age and physical condition of the residents with which the Company must also comply. Pursuant to the lease agreements with ALF, ALC must comply with the terms and conditions of the underlying trust deed relating to the debt agreement. In the event that we exercise the purchase option, ALC would assume the ALF Oregon Bonds and be obligated to continue to comply with the conditions contained therein.
     These capital leases were consolidated into one master lease under which we are the lessee, rather than the guarantor, and which contains customary affirmative and negative covenants including:
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
     During the third quarter of 2007, ALC completed the refinancing of two HUD Loans. Prior to refinancing, the remaining combined principal amount due under the refinanced mortgages was $4.3 million at an average rate of 7.40% and an average maturity of 29 years. After refinancing the aggregate principal amount remained unchanged while the average rate decreased to 5.75% and the average maturity decreased to 25 years. Other terms on the refinanced HUD loans and our other HUD Loan remained substantially unchanged. As a result, $4.3 million of HUD Loans mature in September 2032 and $3.0 million matures in August 2036. After refinancing, the HUD loans bear interest ranging from 5.66% to 7.55% and average 6.35%. After the refinancing, we are required to make principal and interest payments of $47,357 per month.
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
$100 Million Credit Facility
     On November 10, 2006, ALC entered into a five year, $100 million credit facility with General Electric Capital Corporation and other lenders. The facility is guaranteed by certain ALC subsidiaries that own approximately 64 of the residences in our portfolio and secured by a lien against substantially all of the assets of ALC and such subsidiaries. Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate or LIBOR plus an amount that varies according to a pricing grid based on a consolidated leverage test. From November 10, 2006, until December 31, 2007 this amount was 150 basis points. Under certain conditions, ALC may expand the facility by an additional $50 million.
     In general, borrowings under the facility are limited to five times ALC’s consolidated EBITDA, which is generally defined as consolidated net income plus in each case, to the extent included in the calculation of consolidated net income, customary add-backs in respect of provisions for taxes, consolidated interest expense, amortization and depreciation, losses from extraordinary items, and other non-cash expenditures (including non-recurring expenses incurred by ALC in connection with the separation of ALC and Extendicare) minus in each case, to the extent included in the calculation of consolidated net income, customary deductions in respect of credits for taxes, interest income, gains from extraordinary items, and other non-recurring gains. ALC is subject to certain restrictions and financial covenants under the facility including maintenance of minimum consolidated leverage and minimum consolidated fixed charge coverage ratios. Payments for capital expenditures, acquisitions, dividends and stock repurchases may be restricted if ALC fails to maintain consolidated leverage ratio levels specified in the facility. In addition, upon the occurrence of certain transactions including but not limited to sales of property mortgaged to General Electric Capital Corporation and the other lenders, equity and debt issuances and certain asset sales, we may be required to make mandatory prepayments. We are also subject to other customary covenants and conditions. We did not have any borrowings under the facility in 2006. In 2007, our average balance under the facility was $7.1 million at an average interest rate of 6.7%. As of December 31, 2007, we were in compliance with all covenants and available borrowings under the facility were $58 million. Commitment fees in 2007 and 2006 under the facility were $ 0.4 million and $0.1 million, respectively and were based upon a .375% unused commitment fee.
Principal Repayment Schedule
     Principal payments on long-term debt due within the next five years and thereafter as of December 31, 2007, are set forth below (in thousands).

2008	$26,295
2009	12,156
2010	1,358
2011	43,448
2012	1,545
After 2012	44,482

$129,284

Letters of credit
     As of December 31, 2007, we had $8.6 million in outstanding letters of credit, the majority of which are secured by cash. Pearson maintains a $5.0 million letter of credit in favor of a third party professional liability insurer. Approximately $2.2 million of the letters of credit provide security for worker’s compensation insurance and the remaining $1.4 million of letters of credit are security for landlords of leased properties. All the letters of credit are renewed annually and have maturity dates ranging from January 2008 to November 2008.
Restricted Cash
     As of December 31, 2007, restricted cash consists of $5.7 million of cash deposits securing letters of credit, $3.1 million of cash deposits as security for Oregon Trust Deed Notes, and $0.1 million of cash deposits as security for HUD Insured Mortgages.
Cash Designated for Acquisition
     On December 31, 2007, cash designated for acquisition consists of $14.9 million used in the January 1, 2008, acquisition of the operations of Cara Vita. Because the effective time of the closing of the acquisition of Cara Vita was a bank holiday (January 1, 2008) we were required to deposit the purchase price with an escrow agent on December 31, 2007. This amount is disclosed as Cash Designated for Acquisition on our Consolidated Balance Sheet as of December 31, 2007. The funds were disbursed to complete the Cara Vita acquisition on January 2, 2008.
Off Balance Sheet Arrangements
     We have no off balance sheet arrangements.
Cash Management
     As of December 31, 2007, we held unrestricted cash and cash equivalents of $14.1 million. We forecast cash flows on a regular monthly basis to determine the investment periods, if any, of certificates of deposit and monitor the daily incoming and outgoing expenditures to ensure available cash is invested on a daily basis. Approximately $12.4 million of our cash balances are held and invested by Pearson to provide for potential insurance claims. In addition, on December 31, 2007, we borrowed approximately $14.9 million to fund the acquisition (including transaction expenses) of the operations of Cara Vita. Because the effective time of the closing of the acquisition of Cara Vita was a bank holiday (January 1, 2008) we were required to deposit the purchase price with an escrow agent on December 31, 2007. This amount is disclosed as Cash Designated for Acquisition on our Consolidated Balance Sheet as of December 31, 2007.
Future Liquidity and Capital Resources
     We believe that our cash from operations, together with other available sources of liquidity, including borrowings available under our $100 million credit facility, will be sufficient for the next 12 months and beyond to fund operations, expansion plans, acquisitions, the share repurchase program, anticipated capital expenditures, and required payments of principal and interest on our debt. In addition we have 41 unencumbered properties which may be available as collateral under future mortgage obligations.
Expansion Plans
     On February 27, 2007, we announced plans to add a total of 400 units onto our existing owned residences. As of December 31, 2007, we had finished the design phase on most expansion units and were receiving construction bids on the additions. To date, bids have been consistent with our original estimated cost of $125,000 per unit. Construction is expected to be completed during the second half of 2008. Following construction of the additions, we expect to take an additional 12 months to stabilize occupancy (as well as cash flow at the expanded residences). We expect our cost to be approximately $50 million. We plan to finance the expansion program through our $100 million credit facility and internally generated cash flow. We have not made any significant expenditure to date on this expansion plan and estimate expenditures of approximately $50 million in the last six months of 2008.
Share Repurchase
     On December 14, 2006, our Board of Directors authorized a share repurchase program of up to $20 million of our Class A Common Stock. On August 20, 2007 and December 18, 2007, the Board of Directors expanded the repurchase program by an additional $20 million and $25 million, respectively, bringing the total authorized share repurchase to $65 million through December 18, 2008. Shares may be repurchased in the open market or in privately negotiated transactions from time to time in accordance with appropriate SEC guidelines and regulations and subject to market conditions, applicable legal requirements, and other factors. As of December 31, 2006, no shares had been repurchased under the share repurchase program. As of December 31, 2007, 4,691,060 shares had been repurchased for a total cost of $39.1 million at an average cost of $8.34 per share. The stock repurchases were financed through existing funds and borrowings under our existing $100 million credit facility.
Accrual for Self-Insured Liabilities
     At December 31, 2007, we had an accrued liability for settlement of self-insured liabilities of $1.2 million in respect of general and professional liability claims. Claim payments were $0.3 million in each of the years ended December 31, 2007 and 2006. The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported. We estimate that $0.3 million of the total $1.2 million liability will be paid in 2008. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. We believe we have provided sufficient provisions for general and professional liability claims as of December 31, 2007.
     At December 31, 2007, we had an accrual for workers’ compensation claims of $3.4 million. Claim payments for both years ended December 31, 2007 and 2006 were $1.8 million. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. We believe we have provided sufficient provisions for workers’ compensation claims as of December 31, 2007.
     At December 31, 2007, we had an accrual for medical insurance claims of $0.7 million. The accrual is an estimate based on the historical claims per participant incurred over the historical lag time between date of service and payment by our third party administrator. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. We believe we have provided sufficient provisions for medical insurance claims as of December 31, 2007.
Unfunded Deferred Compensation Plan
     At December 31, 2007 and 2006 we had an accrual of $1.9 million and $1.4 million, respectively for our unfunded deferred compensation plan. ALC implemented an unfunded deferred compensation plan in 2005 which is offered to all company employees defined as highly compensated by the Internal Revenue Code in which participants may defer up to 10% of their base salary.
$100 Million Credit Facility
     On November 10, 2006, we entered into the revolving credit facility with General Electric Capital Corporation and other lenders. The revolving credit facility is available to us to provide liquidity for expansions, acquisitions, working capital, capital expenditures, share repurchases, and for other general corporate purposes. See “Debt Instruments — $100 Million Credit Facility” above for a more detailed description of the terms of the revolving credit facility.
Contractual Obligations
     Set forth below is a table showing the estimated timing of payments under our contractual obligations as of December 31, 2007.

	Payments Due by Year
								After
	Total	2008	2009		2010	2011	2012	2012
	(In thousands)
Long-term debt (excluding capital lease obligations)	$117,897	$25,790	$1,274		$1,358	$43,448	$1,545	$44,482
Interest payments	29,758	5,105	3,875		3,115	3,025	2,929	11,709
Operating lease commitments	95,030	14,448	14,717		14,946	14,301	12,067	24,551
Capital lease commitments	11,387	505	10,882	(1)	—	—	—	—
Cara Vita acquisition	14,864	14,864	—		—	—	—	—
New construction purchase commitments	49,000	49,000	—		—	—	—	—

Total	$317,936	$109,712	$30,748		$19,419	$60,774	$16,541	$80,742

(1)	Amount includes an option to purchase five properties (157 units) for $10.3 million including assumed debt.

     On January 1, 2008, we acquired the operations of eight assisted living residences consisting of a total of 541 leased units for a purchase price of $14.9 million, including fees and expenses. The lease has an initial term expiring in March 2015 with three five-year renewal options. The initial lease term will add on average an additional $5.2 million to our contractual obligations each year through 2012 and will add $12.8 million after 2012.
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
Revenue Recognition and Accounts Receivable
     We derive our revenues primarily from providing assisted living accommodation and healthcare services. In 2007, 2006 and 2005, approximately 85%, 79% and 78% of our revenues, respectively, were derived from private pay sources. The remaining revenues are derived from state Medicaid programs. These Medicaid programs establish the rates in their respective states.
     We record accounts receivable at the net realizable value we expect to receive from individual residents and state Medicaid programs. We continually monitor and adjust our allowances associated with these receivables. We evaluate the adequacy of our allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds, which vary by payer type. Provisions are considered based upon the evaluation of the circumstances for each of these specific accounts. In addition, we have established internally-determined percentages for allowance for doubtful accounts that are based upon historical collection trends for each payer type and age of these receivables. Accounts receivable that we estimate to be uncollectible, based upon the above process, are fully reserved for in the allowance for doubtful accounts until they are written off or collected. If circumstances change, for instance due to economic downturn resulting in higher than expected defaults or denials, our estimates of the recoverability of our receivables could be reduced by a material amount. Our allowance for doubtful accounts for current accounts receivable totaled $1.0 million and $1.1 million at December 31, 2007 and 2006, respectively.
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
     A substantial change in the estimated future cash flows for these assets could materially change the estimated fair values of these assets, possibly resulting in an additional impairment. Changes which may impact future cash flows include, but are not limited to, competition in the marketplace, changes in private pay and Medicaid rates, increases in wages or other operating costs, increased litigation and insurance costs, increased operational costs resulting from changes in legislation and regulatory scrutiny, and changes in interest rates.
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
     Changes in our level of retained risk and other significant assumptions that underlie our estimate of self-insured liabilities, could have a material effect on the future carrying value of the self-insured liabilities. Our accrual for general and professional self-insured liabilities totaled $1.2 million and $1.5 million as of December 31, 2007 and 2006, respectively.
Deferred Tax Assets
     Prior to the Separation our results of operations were included in the consolidated federal tax return of our U.S. parent company, EHSI. Federal current and deferred income taxes payable (or receivable) were determined as if we filed our own income tax returns. Deferred tax assets and liabilities are recognized to reflect the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We establish a valuation allowance if we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon us generating future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. There was no valuation allowance for net state deferred tax assets at December 31, 2007 or 2006.
New Accounting Pronouncements
     On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS No. 157 will also require expanded disclosures including the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007, and to interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.
     In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.   The Company is currently evaluating the impact of this new statement on its consolidated financial statements and does not expect it to have a material effect on its financial position, results of operations or cash flows.
     In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.   This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
Reclassifications
     Certain reclassifications have been made in the prior quarters’ and years’ financial statements to conform to the current quarters’ and years’ presentation. Such reclassifications had no effect on previously reported net income or stockholders’ equity.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Qualitative Disclosures
     At December 31, 2007, our long-term debt including the current portion consisted of fixed-rate debt of $87.3 million, exclusive of a $0.4 million purchase accounting market value adjustment and variable rate debt of $42.0 million. As of December 31, 2006, our long-term debt consisted of $90.6 million of fixed rate debt.
     Our earnings are affected by changes in interest rates as a result of our borrowings on our $100 million credit facility.  At December 31, 2007, we had $42.0 million of variable rate borrowings based on the LIBOR rate plus a premium.  As of December 31, 2007, our variable rate is 150 basis points in excess of the LIBOR rate.  For every 1% change in the LIBOR rate, our interest expense will change by approximately $420,000 annually.  This analysis does not consider changes in the actual level of borrowings or repayments that may occur subsequent to December 31, 2007.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.
     As of December 31, 2007, we have no derivative instruments. We do not speculate using derivative instruments and do not engage in derivative trading of any kind.
Quantitative Disclosures
     The table below presents principal, or notional, amounts and related weighted average interest rates by year of maturity for our debt obligations as of December 31, 2007, (in thousands). Amounts exclude purchase accounting market value adjustment of debt of $0.4 million.

								Fair
								Value
						After		Liability
	2007	2008	2009	2010	2011	2011	Total	(Asset)
LONG-TERM DEBT:
Fixed Rate	$26,295	$12,156	$1,358	$1,448	$1,545	$44,482	$87,284	$89,896
Average Interest Rate	6.85%	6.54%	6.47%	6.47%	6.47%	6.78%	6.63%
     The above table incorporates only those exposures that existed as of December 31, 2007, and does not consider those exposures or positions which could arise after that date or future interest rate movements.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See the F-Pages contained herein, which include our audited consolidated financial statements and are incorporated by reference in this Item 8.
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None
ITEM 9A — CONTROLS AND PROCEDURES
Management’s Annual Report on Internal Control Over Financial Reporting
     Management of ALC, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). ALC’s internal control over financial reporting was designed to provide reasonable assurance to ALC’s management and board of directors regarding the preparation and fair presentation of published financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Management assessed the effectiveness of ALC’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.   Based on this assessment, ALC’s management believes believe that, as of December 31, 2007, ALC’s internal control over financial reporting was effective based on those criteria.
     Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included below in this Item 9A.
Disclosure Controls and Procedures
     ALC’s management, with the participation of ALC’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of ALC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2007. ALC’s disclosure controls and procedures are designed to ensure that information required to be disclosed by ALC in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to ALC’s management, including its Chief Executive Officer, to allow timely decisions regarding required disclosures. Based on such evaluation, ALC’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2007, ALC’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in ALC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, ALC’s internal control over financial reporting, except as follows:
     As of August 31, 2007, we began providing information technology services in-house rather than purchasing these services from VCPI. During the quarter ended September 30, 2007, we initiated a change in how our residents are billed and how subsequent payments are processed. Generally, the change centralizes the billing and collection activities that previously took place at the residences. We completed this change in the fourth quarter of 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Assisted Living Concepts, Inc.
We have audited Assisted Living Concepts, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Assisted Living Concepts, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Assisted Living Concepts, Inc.’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Assisted Living Concepts, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Assisted Living Concepts, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related statements of income, stockholders’ equity, and cash flows for the years then ended and our report dated March 11, 2008 expressed an unqualified opinion.
GRANT THORNTON LLP
Milwaukee, Wisconsin
March 11, 2008

ITEM 9B — OTHER INFORMATION
Forward-Looking Statements and Cautionary Factors
     This report and other documents or oral statements we make or made on our behalf contain both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are predictions and generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “will,” “target,” “intend,” “plan,” “foresee,” or other words or phrases of similar import. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated. In addition to any factors that may accompany forward-looking statements, factors that could materially affect actual results include the following.
     Factors and uncertainties facing our industry and us include:
▪	national, regional and local competition which could cause us to lose market share and revenue;

▪	markets where overbuilding exists and future overbuilding in other markets where we operate our residences may adversely affect our operations;

▪	our ability to cultivate new or maintain existing relationships with physicians and others in the communities in which we operate who provide referrals for new residents could affect occupancy rates;

▪	events which adversely affect the ability of seniors to afford our monthly resident fees could cause our occupancy rates, revenues and results of operations to decline;

▪	changes in the numbers of our residents who are private pay residents may significantly affect our profitability;

▪	reductions in Medicaid rates may decrease our revenues;

▪	termination of our resident agreements and vacancies in the living spaces we lease could adversely affect our revenues, earnings and occupancy levels;

▪	increases in labor costs, as a result of a shortage of qualified personnel or otherwise, could substantially increase our operating costs;

▪	personal injury claims, if successfully made against us, could materially and adversely affect our financial condition and results of operations;

▪	failure to comply with laws and government regulation could lead to fines and penalties;

▪	compliance with regulations may require us to make unanticipated expenditures which could increase our costs and therefore adversely affect our earnings and financial condition;

▪	new regulations could increase our costs or negatively impact our business;

▪	audits and investigations under our contracts with federal and state government agencies could have adverse findings that may negatively impact our business;

▪	failure to comply with environmental laws, including laws regarding the management of infectious medical waste, could materially and adversely affect our financial condition and results of operations;

▪	failure to comply with laws governing the transmission and privacy of health information could materially and adversely affect our financial condition and results of operations;

▪	efforts to regulate the construction or expansion of healthcare providers could impair our ability to expand through construction of new residences or expansion of exiting residences;

▪	we may make acquisitions that could subject us to a number of operating risks; and

▪	costs associated with capital improvements could adversely affect our profitability.

     Factors and uncertainties related to our indebtedness and lease arrangements include:
▪	loan and lease covenants could restrict our operations and any default could result in the acceleration of indebtedness or cross-defaults, any of which would negatively impact our liquidity and inhibit our ability to grow our business and increase revenues;

▪	if we do not comply with the requirements in leases or debt agreements pertaining to revenue bonds, we would be subject to financial penalties;

▪	our indebtedness and long-term leases could adversely affect our liquidity and our ability to operate our business and our ability to execute our growth strategy; and

▪	increases in interest rates could significantly increase the costs of our unhedged debt and lease obligations, which could adversely affect our liquidity and earnings.
     Additional risk factors are discussed under the “Risk Factors” section in Item 1A of this report.

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information regarding our Directors, certain corporate governance matters and Section 16(a) beneficial ownership reporting compliance is incorporated by reference from our definitive proxy statement for the 2008 annual meeting of stockholders under the captions: “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Independence, Meetings, Committees, Governance Documents, Communications and Director Compensation.” The balance of the response to this item is contained in the discussion entitled “Executive Officers of the Registrant” under Item 4 of Part I of this report.
     Information about our audit committee financial expert is incorporated by reference to our definitive proxy statement for the 2008 annual meeting of stockholders.
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
ITEM 11 — EXECUTIVE COMPENSATION
     Information about executive compensation is incorporated by reference to our definitive proxy statement for the 2008 annual meeting of stockholders under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee Report.”
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information about security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated by reference to our definitive proxy statement for the 2008 annual meeting of stockholders under the captions “Securities authorized for Issuance under Equity Compensation Plans” and “Stock Ownership of Management and Others.”
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information about certain relationships and transactions with related parties, and director independence is incorporated herein by reference from our definitive proxy statement from the 2008 annual meeting of stockholders under the captions “Certain Business Relationships; Related Party Transactions” and “Independence, Meetings, Committees, Governance Documents, Communications and Director Compensation.”
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information about principal accountant fees and services is incorporated by reference from our definitive proxy statement for the 2008 annual meeting of stockholders under the captions “Independent Auditors.”

PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     The following documents are filed as part of this report:
1.	Reports of Independent Registered Public Accounting Firms
     Our audited consolidated financial statements:
     Consolidated Balance Sheets as of December 31, 2007 and 2006
     Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005
     Consolidated Statements of Stockholders’ Equity and Parent’s Investment for the years ended December 31, 2007, 2006 and 2005
     Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
     Notes to Consolidated Financial Statements
2.	Financial Statement Schedules are omitted because they are not applicable or because the required information is given in the consolidated financial statements and notes thereto.

3.	Exhibits

See the Exhibit Index included as the last part of this report (following the signature page), which is incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk.

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Assisted Living Concepts, Inc.
We have audited the accompanying consolidated balance sheets of Assisted Living Concepts, Inc. and subsidiaries, collectively the “Company”, as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Assisted Living Concepts, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Assisted Living Concepts, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2008 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.
GRANT THORNTON LLP
Milwaukee, Wisconsin
March 11, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors
Assisted Living Concepts, Inc.:
We have audited the accompanying combined statements of income, parent’s investment, and cash flows of Assisted Living Concepts, Inc. (“the Company”) (a combination of certain assisted living businesses in the United States owned by subsidiaries of Extendicare Inc. as defined in Note 1) for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audit.
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
In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 2005 of Assisted Living Concepts, Inc. in conformity with U.S. generally accepted accounting principles.
KPMG LLP
Milwaukee, Wisconsin
June 5, 2006

CONSOLIDATED BALANCE SHEETS
(In thousands, except
share and per share data)

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$14,066	$19,951
Investments	4,596	5,332
Accounts receivable, less allowances of $992 and $1,086, respectively	3,746	5,395
Supplies, prepaid expenses and other current assets	6,733	8,178
Income tax receivable	—	90
Deferred income taxes	4,080	1,552

Total current assets	33,221	40,498
Property and equipment, net	395,141	374,612
Goodwill and other intangible assets, net	20,736	18,102
Restricted cash	8,943	10,947
Cash designated for acquisition	14,864	—
Other assets	3,336	3,181

Total Assets	$476,241	$447,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,800	$5,134
Accrued liabilities	17,951	18,314
Deferred revenue	6,346	1,266
Accrued income taxes	198	—
Current maturities of long-term debt	26,543	2,732
Current portion of self-insured liabilities	300	300

Total current liabilities	59,138	27,746
Accrual for self-insured liabilities	941	1,171
Long-term debt	103,176	87,904
Deferred income taxes	9,008	5,146
Other long-term liabilities	9,444	8,535
Commitments and contingencies

Total Liabilities	181,707	130,502

Preferred stock, par value $0.01 per share, 25,000,000 shares authorized, no shares issued and outstanding, respectively	—	—
Class A Common Stock, par value $0.01 per share, 400,000,000 authorized, 56,131,873 and 59,501,918 issued and outstanding, respectively	595	595
Class B Common Stock, par value $0.01 per share, 75,000,000 authorized, 8,727,458 and 9,956,337 issued and outstanding, respectively	100	100
Additional paid-in capital	313,548	313,474
Accumulated other comprehensive income	103	530
Retained earnings	19,318	2,139
Treasury stock at cost, 4,691,060 and 0 shares, respectively	(39,130)	—

Total Stockholders’ Equity	294,534	316,838

Total Liabilities and Stockholders’ Equity	$476,241	$447,340

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues	$229,347	$231,148	$204,949

Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	151,684	153,347	138,126
General and administrative	13,073	10,857	6,789
Residence lease expense	14,310	14,291	12,852
Depreciation and amortization	17,642	16,699	14,750
Transaction costs	56	4,415	—
Impairment of long-lived asset	—	3,080	—

Total operating expenses	196,765	202,689	172,517

Income from operations	32,582	28,459	32,432
Other expense:
Interest expense, net	(5,091)	(9,197)	(11,603)

Income from continuing operations before income taxes	27,491	19,262	20,829
Income tax expense	(10,312)	(8,727)	(8,119)

Net income from continuing operations	17,179	10,535	12,710
Loss from discontinued operations, net of taxes	—	(1,526)	(368)

Net income	$17,179	$9,009	$12,342

Weighted average common shares:
Basic	68,172	69,326	69,322
Diluted	68,863	70,205	70,205

Per share data:
Basic earnings per common share:
Income from continuing operations	$0.25	$0.15	$0.18
Loss from discontinued operations	—	(0.02)	—

Net income	$0.25	$0.13	$0.18

Diluted earnings per common share:
Income from continuing operations	$0.25	$0.15	$0.18
Loss from discontinued operations	—	(0.02)	—

Net income	$0.25	$0.13	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND PARENT’S INVESTMENT
(In thousands)

								Total
					Accumulated			Stockholders’
	Common Stock		Additional		Other			Equity or
	Shares		Paid-In	Parent’s Net	Comprehensive	Retained	Treasury	Parent’s	Comprehensive
	Issued	Amount	Capital	Investment	Income	Earnings	Stock	Investment	Income
Balance, December 31, 2004	—	$—	$—	$79,372	$—	$—	$—	$79,372	$—
Net income	—	—	—	12,342	—	—	—	12,342	—
Cash contribution from parent for acquisition of ALC	—	—	—	101,648	—	—	—	101,648	—
Net cash activity with parent	—	—	—	9,521	—	—	—	9,521	—

Non-cash activity with parent	—	—	—	560	—	—	—	560	—

Comprehensive income	—	—	—	—	—	—	—	—	$12,342

Balance, December 31, 2005	—	—	—	203,443	—	—	—	203,443	$—
Net change in Class A Common Stock	59,502	595	—	—	—	—	—	595	—
Net change in Class B Common Stock	9,956	100	—	—	—	—	—	100	—
Conversion of Class B Common Stock to Class A Common Stock	—	—	(2)	—	—	—	—	(2)	—
Unrealized gains on available for sale securities, net of tax	—	—	—	—	530	—	—	530	530
Net income	—	—	—	6,870	—	2,139	—	9,009	9,009
Net cash activity with parent	—	—	—	36,808	—	—	—	36,808	—
Non-cash activity with parent	—	—	—	66,355	—	—	—	66,355	—
Parent investment	—	—	313,476	(313,476)	—	—	—	—	—

Comprehensive income	—	—	—	—	—	—	—	—	$9,539

Balance, December 31, 2006	69,458	695	313,474	—	530	2,139	—	316,838
Conversion of Class B Common Stock to Class A Common Stock	92	—	—	—	—	—	—	—	$—
Unrealized losses on available for sale securities, net of tax	—	—	—	—	(427)	—	—	(427)	(427)
Capital contribution	—	—	74	—	—	—	—	74	—
Purchase of Treasury stock	—	—	—	—	—	—	(39,130)	(39,130)	—
Net income	—	—	—	—	—	17,179	—	17,179	17,179

Comprehensive income	—	—	—	—	—	—	—	—	$16,752

Balance, December 31, 2007	69,550	$695	$313,548	$—	$103	$19,318	$(39,130)	$294,534

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$17,179	$9,009	$12,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,642	16,699	14,920
Amortization of purchase accounting adjustments for:
Leases and debt	(1,076)	(527)	(663)
Below market resident leases	(39)	(1,187)	(2,488)
Provision for bad debts	94	214	458
Provision for self-insured liabilities	78	415	748
Payments of self-insured liabilities	(308)	(271)	(324)
Loss on impairment of long-lived assets, including impairments in discontinued operations	—	5,018	—
Deferred income taxes	1,334	335	3,347
Changes in assets and liabilities:
Accounts receivable	1,555	(1,258)	(1,079)
Supplies, prepaid expenses and other current assets	1,445	(3,274)	(647)
Accounts payable	2,666	107	764
Accrued liabilities	(363)	(1,167)	2,224
Deferred revenue	5,080	480	786
Income taxes payable/ receivable	597	(999)	1,845
Changes in other non-current assets	1,849	(7,264)	—
Other long-term liabilities	1,379	2,649	—
Current due to Extendicare	—	76	(3,471)

Cash provided by operating activities	49,112	19,055	28,762

INVESTING ACTIVITIES:
Payment for acquisitions	(24,444)	(4,619)	(144,578)
Cash designated for acquisition	(14,864)	—	—
Cash balances in acquisitions	—	—	6,522
Payments for new construction projects	(3,904)	(3,338)	(15,198)
Payments for purchases of property and equipment	(12,457)	(12,832)	(5,822)
Proceeds from sales of property and equipment	—	79	—
Changes in other non-current assets	—	—	110

Cash used in investing activities	(55,669)	(20,710)	(158,966)

FINANCING ACTIVITIES:
Capital contributions from Extendicare	74	43,678	111,169
Purchase of treasury stock	(39,130)	—	—
Proceeds from debt to finance ALC acquisition	—	—	60,000
Proceeds on borrowings on revolving credit facility	42,000	—	—
Interest bearing advances from Extendicare to payoff debt	—	—	51,016
Repayment of interest bearing advances to Extendicare	—	(25,200)	(3,798)
Repayment of mortgage debt	(6,573)	(2,312)	(84,388)
Proceeds from mortgage debt	4,301
Payment of deferred financing fees	—	(999)	—
Other long-term liabilities	—	—	2,525

Cash provided by financing activities	672	15,167	136,524

(Decrease) Increase in cash and cash equivalents	(5,885)	13,512	6,320
Cash and cash equivalents, beginning of year	19,951	6,439	119

Cash and cash equivalents, end of year	$14,066	$19,951	$6,439

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS — continued
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$7,422	$10,039	$12,116
Income tax payments, net of refunds	8,226	6,477	5,949
Supplemental schedule of non-cash investing and financing activities:
Extendicare made the following non-cash contributions in connection with the Separation transaction:
Investments	$—	$4,463	$—
Forgiveness of debt and intercompany balances	—	60,177	—
Deferred tax	—	2,512	—
Other	—	(797)	—

Total	$—	$66,355	$—

Extendicare acquired all of the capital stock of Assisted Living Concepts, Inc. in connection with the Acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$—	$—	$315,200
Cash paid	—	—	(144,578)

Liabilities assumed	$—	$—	$170,622

Capital lease obligations incurred to purchase properties	$—	$—	$12,848

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     Assisted Living Concepts, Inc. and its subsidiaries (“ALC” or the “Company”) operate 208 assisted living residences in 17 states in the United States totaling 8,535 units as of December 31, 2007. ALC’s residences average approximately 40 to 60 units and offer residents a supportive, home-like setting and assistance with the activities of daily living.
     ALC became an independent, publicly traded company listed on the New York Stock Exchange on November 10, 2006, (the “Separation Date”) when ALC Class A and Class B Common Stock was distributed to Extendicare Inc., now known as Extendicare Real Estate Investment Trust (“Extendicare”), stockholders (the “Separation”).
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
     For periods prior to the Separation Date, the historical consolidated financial and other data in this report have been prepared to include all of Extendicare’s assisted living business in the United States, consisting of:
▪	the assisted living residences operated by EHSI through the Separation Date, which ranged from 29 to 36 residences between January 1, 2003, and the date of the Acquisition and consisted of 32 residences operated by EHSI at December 31, 2005,

▪	177 assisted living residences operated by ALC since the Acquisition,

▪	three assisted living residences that were constructed and owned by EHSI (two of which were operated by ALC) during 2005,

▪	an Escanaba, Michigan residence since its acquisition on November 1, 2006, and

▪	Pearson since its formation on June 19, 2006.
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
(b) ALC Separation
     On May 31, 2006, the Board of Directors of Extendicare approved the Plan of Arrangement. On October 16, 2006, and October 24, 2006, respectively the holders of Extendicare’s Subordinate and Multiple Voting Shares and the Ontario Superior Court of Justice (Commercial List) approved the Plan of Arrangement which was expected to occur on November 1, 2006. On October 31, 2006, the Canadian Ministry of Finance announced a significant change in the Canadian tax laws as it pertained to the REIT structure proposed for Extendicare. In response to the Minister of Finance’s announcement, the Extendicare Board of Directors met on October 31, 2006, and decided to delay the implementation of the Plan of Arrangement until the Board had the opportunity to give further consideration to the potential consequences of the tax proposal on the Plan of Arrangement. On November 7, 2006, the Board of Directors of Extendicare announced its intention to complete its Plan of Arrangement including the Separation. The Separation was effective November 10, 2006, when ALC became a separately traded public company.
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
     The authorized capital stock of ALC consists of 400,000,000 shares of Class A Common Stock, par value of $0.01 per share, 75,000,000 shares of Class B Common Stock, par value $0.01 per share and 25,000,000 shares of preferred stock, par value $0.01 per share. Subject to certain voting rights of the holders of Class B Common Stock, ALC’s Board of Directors is authorized to provide for the issuance of preferred stock in one or more class and to fix the designations, preferences, powers, participation rights, qualifications and limitations and restrictions, including the dividend rate, conversion rights, voting rights, redemption price and liquidation preferences of such preferred stock. At the Separation Date, ALC had approximately 57.5 million shares of Class A Common Stock outstanding, 11.8 million shares of Class B Common Stock outstanding, and no preferred stock outstanding. Each share of Class B Common Stock is convertible at any time, and from time to time at the option of the holder thereof into 1.075 shares of Class A Common Stock. Shares of Class A Common Stock are not convertible into shares of Class B Common Stock. As of December 31, 2007 and 2006, approximately 3.0 million and 1.8 million, respectively, shares of Class B Common Stock were converted into approximately 3.3 million and 2.0 million shares, respectively, of Class A Common Stock.
     Following the Separation, ALC and Extendicare operate independently. Neither ALC nor Extendicare has any stock ownership, or, beneficial interest, in the other.

     Certain employees of ALC participated in Extendicare’s stock option plan and purchased Extendicare stock prior to the Separation. For 2006 and 2005, compensation expense related to this plan was $0.4 million and $0.1 million, respectively. In conjunction with the Separation, ALC put in place a stock incentive plan. As of December 31, 2007 and 2006, 380,000 and 0 shares or options to purchase the Class A Common Stock, respectively, have been granted under ALC’s incentive compensation plan.
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
     Under U.S. Federal income tax law, ALC and Extendicare will be jointly and severally liable for any taxes imposed on Extendicare for the periods during which ALC was a member of Extendicare’s consolidated group, including any taxes imposed with respect to the disposition of ALC common stock. There is no assurance, however, that Extendicare will have sufficient assets to satisfy any such liability or that ALC will successfully recover from Extendicare any amounts for which ALC is held liable. As of December 31, 2007, the estimated amount due to Extendicare related to consolidated pre-Separation return filings is $0.1 million.

     Transitional Services Agreements
     ALC and Extendicare entered into a number of Transitional Services Agreements, pursuant to which Extendicare and its affiliates will perform certain services for ALC for a limited period of time following the Separation including;
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
     The payroll and benefits processing and technology services arrangements are terminable upon 90 days’ prior notice. ALC has a consulting arrangement with Extendicare for Medicaid cost reporting relating to the state of Texas. The arrangement is based on the fair value of the service and is renewable at the discretion of ALC.
     On August 31, 2007, we terminated the contract with VCPI for information technology services and now provide these services in-house.
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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Principles of Presentation and Consolidation
     Prior to November 10, 2006, the consolidated financial statements include a combination of historical financial assets and operations of the assisted living operations of Extendicare described in Note 1. For periods after the Separation Date the consolidated financial statements include the 178 assisted living residences operated by ALC, the 29 residences purchased from Extendicare and the residence acquired in Dubuque, Iowa since its acquisition on July 20, 2007. The accompanying consolidated financial statements include the financial statements of ALC and all its majority owned subsidiaries. All significant intercompany accounts and transactions with subsidiaries have been eliminated from the consolidated financial statements.
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
     At December 31, 2007 and 2006, the Company had approximately 60% and 43%, respectively, of its accounts receivable derived from private payer sources, with the balance owing under various state Medicaid programs. Although management believes there are no credit risks associated with government agencies other than possible funding delays, claims filed under the Medicaid program can be denied if not properly filed prior to a statute of limitations.
     The Company periodically evaluates the adequacy of its allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds, which vary by payer type. Allowances for uncollectibility are considered based upon the evaluation of the circumstances for each of these specific accounts. In addition, the Company has developed internally-determined percentages for establishing an allowance for doubtful accounts, which are based upon historical collection trends for each payer type and age of the receivables. Accounts receivable that the Company specifically estimates to be uncollectible, based upon the above process, are fully reserved in the allowance for doubtful accounts until they are written off or collected. The Company wrote off accounts receivable of $0.8 million and $0.4 million in 2007 and 2006, respectively. Bad debt expense was $0.7 million for both 2007 and 2006.

(e) Property and Equipment
     Property and equipment are stated at cost less accumulated depreciation and amortization. Provisions for depreciation and amortization are computed using the straight-line method for financial reporting purposes at rates based upon the following estimated useful lives:

Buildings	30 to 40 years
Building improvements	5 to 20 years
Furniture and equipment	3 to 10 years
Leasehold improvements	The shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased.
     Construction in progress includes pre-acquisition costs and other direct costs related to acquisition, development and construction of properties, including interest, which are capitalized until the residence is opened. Depreciation of the residence, including interest capitalized, is commenced the month after the residence is opened and is based upon the useful life of the asset, as outlined above. ALC capitalized interest expense of $0.1 million, $0.2 million and $0.5 million in 2007, 2006 and 2005, respectively.
     Maintenance and repairs are charged to expense as incurred. When property or equipment is retired or disposed, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is included in the results of operations.
     Depreciation expense for 2007 and 2006 was $15.4 million and $14.6 million, respectively.
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
(g) Goodwill and Other Intangible Assets
     Goodwill represents the cost of acquired net assets in excess of their fair market values. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and also reviewed at least annually for impairment. ALC performed its annual assessment in the fourth quarter and did not record an impairment of goodwill in 2007, 2006 or 2005. If circumstances arise which would indicate a potential impairment, an assessment would be performed at that time.
     Resident relationships intangible assets are stated at the amount determined upon acquisition, net of accumulated amortization. Resident relationships intangible assets are amortized on a straight-line basis, based upon a review of the time period to achieve optimal occupancy. The amortization period is subject to evaluation upon each acquisition and range from 36 to 48 months. Amortization of the resident relationships asset is included within amortization expense in the consolidated statements of income.
(h) Long-lived Assets
     ALC assesses annually the recoverability of long-lived assets, including property and equipment, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that all long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of an asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent the book value of the asset exceeds estimated fair value. ALC incurred an impairment of long-lived asset charge in continuing operations of $3.1 million on one property in 2006 and $1.9 million of impairment charges on two properties held in discontinued operations. There were no impairment charges in either 2007 or 2005. Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less all associated costs of disposition. In addition, SFAS No. 144 requires separate reporting of discontinued operations to the component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Management considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors, in performing these analyses.
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
     ALC has also authorized 25,000,000 shares of Preferred Stock, none of which has been issued as of December 31, 2007 and 2006.
     Through December 31, 2006, 1,822,096 shares of ALC’s Class B Common Stock were converted into 1,958,753 Class A Common Stock. During 2007, an additional 1,228,879 of ALC’s Class B Common Stock were converted into 1,321,015 shares of Class A Common Stock. At December 31, 2007 and 2006, ALC had 56,131,873 and 59,501,918 shares of Class A Common Stock and 8,727,458 and 9,956,337 shares of Class B Common Stock outstanding, respectively.
     On December 14, 2006, our Board of Directors authorized a share repurchase program of up to $20 million of our Class A Common Stock. On August 20, 2007 and December 18, 2007, the Board of Directors expanded the repurchase program by an additional $20 million and $25 million, respectively, bringing the total authorized share repurchase to $65 million through December 18, 2008. Shares may be repurchased in the open market or in privately negotiated transactions from time to time in accordance with appropriate SEC guidelines and regulations and subject to market conditions, applicable legal requirements, and other factors. As of December 31, 2006, no shares had been repurchased under the share repurchase program. As of December 31, 2007, 4,691,060 shares had been repurchased for a total cost of $39.1 million at an average cost of $8.34 per share. The stock repurchases were financed through existing funds and borrowings under our existing $100 million credit facility. Treasury stock has been accounted for using the cost method.
(k) Revenue Recognition
     For 2007, 2006 and 2005 approximately 85%, 79% and 78%, respectively, of revenues were derived from private payers. The remainder of ALC’s revenue was derived from state-funded Medicaid reimbursement programs. Revenues are recorded in the period in which services and products are provided at established rates. Revenues collected in advance are recorded as deferred revenue upon receipt and recorded to revenue in the period the revenues are earned.
     From time to time, ALC collects new residency fees from private pay residents. These fees are non-refundable and generally used to prepare a residents room for occupancy. ALC defers these revenues and amortizes over the expected stay of private pay residents, which is approximately 14 months.
(l) Advertising Expense
     Advertising costs are expensed as incurred. Advertising expense incurred for 2007, 2006 and 2005 totaled $1.7 million, $1.2 million and $1.6 million, respectively.
(m) Transaction Costs
     ALC expensed transaction costs related to the Separation as incurred. During 2007 and 2006 ALC incurred $0.1 million and $4.4 million of transaction costs related to the Separation. Extendicare partially funded the 2006 costs with a $4.1 million cash capital contribution. Transactions costs incurred in 2007 and 2006 related to the Dubuque, Iowa and Escanaba, Michigan acquisitions are included in the total purchase price of the respective acquisition and allocated as part of the purchase accounting. Transaction costs related to the HUD Loan refinancings are capitalized and amortized over the life of the associated debt.
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
     For periods after the Separation Date interest is based on the specific debt instruments in place, and the amortization of deferred financing fees. Interest expense is reported net of interest income of $1.7 million, $0.9 million and $0.4 million in 2007, 2006 and 2005, respectively.
(o) Deferred Financing Costs
     Costs associated with obtaining financing are capitalized and amortized over the term of the related debt. In 2006, the Company incurred $1.0 million of deferred financing costs in connection with its $100 million credit facility. These costs are being amortized over the life of the revolving credit facility agreement and amounted to $0.2 million in 2007 and $33,000 in 2006.

(p) Comprehensive Income
     Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity which under GAAP are excluded from results of operations. In 2007 and 2006, this consists of unrealized (losses) gains on available for sale investment securities, net of any related tax effect.

	2007	2006	2005
	(In thousands)
Net income	$17,179	$9,009	$12,342
Net unrealized (losses) gains	(427)	530	—

Total comprehensive income	$16,752	$9,539	$12,342

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
     In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for ALC on January 1, 2007. The adoption of FIN 48 did not have any impact on the Company’s consolidated financial position.
     The Company had $0.6 million of gross unrecognized tax benefits as of January 1, 2007. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.3 million as of January 1, 2007. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. As of January 1, 2007, we had accrued interest and penalties related to unrecognized tax benefits of $0.1 million. See Note 18 to the consolidated financial statements for additional disclosures related to FIN 48.
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
     Below (or above) market resident contracts represent the value of the difference between amounts to be paid pursuant to the in-place resident contracts and management’s estimate of the fair market value rate, measured over a period of either the average resident stay in the residence, or the period under which ALC can change the current contract rates to market. ALC uses the effective interest method to calculate amortization. The amortization period related to the in-place resident contracts for the Acquisition was 24 months and ended in January 2007. Amortization of below (or above) market resident contracts are included in revenues in the consolidated statements of income.
(s) New Accounting Pronouncements
     On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS No. 157 will also require expanded disclosures including the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007, and to interim periods within those fiscal years. The Company adopted SFAS No. 157 on January 1, 2008 and it has not had a material impact on our consolidated financial statements.
     In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of this new statement on its consolidated financial statements and does not expect it to have a material effect on its financial position, results of operations or cash flows.
     In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
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
     Below is pro forma income statement information of ALC prepared assuming the acquisition of ALC had occurred as of January 1, 2005. This pro forma information includes purchase accounting adjustments but does not include estimated cost savings.

2005
(In thousands)
Total revenues	$220,051
Income from continuing operations before income taxes	$20,560
Net income	$12,174
     On November 1, 2006, the Company completed the acquisition of an assisted living residence in Escanaba, Michigan for $4.6 million which was paid in cash. The residence consists of 40 units and at the time of the acquisition was 100% occupied. The impact of total assets, revenue and earnings was not material. The Company’s allocation of fair value resulted in $3.6 million, $0.4 million, $0.4 million and $0.2 million being allocated to building, furniture and equipment, goodwill and land, respectively.
     On July 20, 2007, the Company completed the acquisition of a newly constructed 185 unit assisted/independent living residence in Dubuque, Iowa. At the time of the purchase, the residence was approximately 47% occupied. All are private pay residents. The purchase price including all fees and expenses was approximately $24.4 million and was paid in cash. The Company has included the results of operations of this residence since the date of acquisition. The Company’s initial allocation of fair value resulted in $18.0 million, $4.1 million, $1.0 million and $0.6 million allocated to building, goodwill, land and furniture and equipment, respectively. In addition, the Company recorded a resident relationship intangible asset of $0.7 million related to the 85 existing residents at the time of the purchase. The resident relationship intangible will be amortized over the expected stay of these residents which is estimated to be 4 years.
5. INVESTMENTS
     Investments, all of which are classified as available-for-sale, are stated at fair value based on market quotes, when available. Unrealized gains and losses, net of deferred taxes, are recorded as a component of other comprehensive income. No gains or losses were realized in 2007 or 2006, respectively. Investments consisted of the following at December 31:

	2007			2006
		Fair			Fair
		Market	Unrealized		Market	Unrealized
	Cost	Value	Gain/(Loss)	Cost	Value	Gain/(Loss)
			(In thousands)
Investments with unrealized gains	$2,321	$3,450	$1,129	$1,988	$3,067	$1,079
Investments with unrealized losses	2,147	1,146	(1,001)	2,475	2,265	(210)

Total investments	$4,468	$4,596	$128	$4,463	$5,332	$869

6. SUPPLIES, PREPAID EXPENSES AND OTHER CURRENT ASSETS
     Supplies, prepaid expenses and other current assets consisted of the following at December 31:

	2007	2006
	(In thousands)
Deposits	$2,482	$2,420
Prepaid expenses	3,303	4,810
Supplies	948	948

	$6,733	$8,178

7. PROPERTY AND EQUIPMENT
     Property and equipment and related accumulated depreciation and amortization consisted of the following at December 31:

	2007	2006
	(In thousands)
Land and land improvements	$26,619	$25,552
Buildings and improvements	402,644	369,857
Furniture and equipment	22,760	18,891
Leasehold improvements	2,012	508
Construction in progress	945	4,253

	454,980	419,061
Less accumulated depreciation and amortization	(59,839)	(44,449)

	$395,141	$374,612

     In 2007 and 2006, buildings and improvements included $12.8 million for assets recorded under capital leases. Accumulated depreciation included $1.1 million and $0.8 million for assets recorded under capital leases in 2007 and 2006, respectively.
     During both 2007 and 2006, ALC completed two construction projects for a total cost of approximately $5.8 million and $3.4 million, respectively, that resulted in increased operational capacity of 48 and 38 units, respectively.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and other intangible assets consisted of the following at December 31:

	2007	2006
	(In thousands)
Resident relationship intangible, net	$827	$2,338
Goodwill	19,909	15,764

	$20,736	$18,102

     Accumulated amortization for resident relationships intangible as of December 31, 2007 and 2006 was $6.3 million and $4.0 million, respectively. Amortization of the resident relationship intangible was $2.3 million, $2.1 million and $1.9 million for 2007, 2006 and 2005, respectively. In 2007, additional goodwill of $4.1 million was recorded in connection with the acquisition of a residence in Dubuque, Iowa. In 2006, additional goodwill of $0.4 million was recorded in connection with the acquisition of a residence in Escanaba, Michigan and goodwill was reduced by $0.1 million for purchase accounting tax adjustments.
     Future amortization expense for resident relationship intangibles is estimated to be as follows (in thousands):

2008	$364
2009	188
2010	175
2011	97
2012	1
After 2012	2

$827

9. RESTRICTED CASH
     As of December 31, 2007, restricted cash consists of $5.7 million of cash deposits securing letters of credit, $3.1 million of cash deposits as security for Oregon Trust Deed Notes, and $0.1 million of cash deposits as security for HUD Insured Mortgages due 2036.

10. OTHER ASSETS
     Other assets consisted of the following at December 31:

	2007	2006
	(In thousands)
Property tax, insurance and capital expenditure trust funds	$1,546	$1,290
Deferred financing costs, net	925	999
Funds held under deferred compensation plan (Note 14)	656	430
Security deposits and other	209	462

	$3,336	$3,181

     In connection with the $100 million credit facility in 2006 (Note 11), ALC incurred financing costs of approximately $1.0 million. In 2007 and 2006, ALC amortized $0.2 million and $33,000 of these fees through interest expense. The remainder will be amortized over the life of the $100 million credit facility through interest expense on a straight line basis.
11. LONG-TERM DEBT
     Long-term debt consisted of the following at December 31:

	Interest
	Rate (1)	2007	2006
		(In thousands)
6.24% Red Mortgage Capital Note, due 2014	6.51%	$35,128	$35,853
DMG Mortgage notes payable, interest rates ranging from 7.58% to 8.65%, due 2008	6.01%	24,878	26,107
Capital lease obligations, interest rates ranging from 2.84% to 13.54%, maturing through 2009	7.32%	11,386	11,832
Oregon Trust Deed Notes, interest rates ranging from 0% to 9.25%, maturing from 2021 through 2026	6.72%	8,995	9,247
HUD Insured Mortgages, interest rates ranging from 5.66% to 5.85%, due 2032	5.73%	4,282	—
HUD Insured Mortgages, bearing interest at 7.40%, due 2036	6.89%	—	4,514
HUD Insured Mortgage, bearing interest at 7.55%, due 2036	6.88%	3,050	3,083
$100 million credit facility bearing interest at LIBOR plus 150 basis points	6.42%	42,000	—

Long-term debt before current maturities		129,719	90,636
Less current maturities		26,543	2,732

Total long-term debt		$103,176	$87,904

(1)	Interest rate is effective interest rate as of December 31, 2007.
6.24% Red Mortgage Capital Note due 2014
     The Red Mortgage Capital Note has a fixed interest rate of 6.24%, with a 25-year principal amortization, and is secured by 24 assisted living residences with a carrying value of $55.1 million.
DMG Mortgage Notes Payable due 2008
     DMG Mortgage Notes Payable (“DMG Notes”) includes three fixed rate notes that are secured by 13 assisted living facilities located in Texas, Oregon and New Jersey with a combined carrying value of $30.6 million. The DMG Notes were entered into by subsidiaries of ALC and are subject to a limited guaranty by ALC. These notes collectively require monthly principal and interest payments of $0.2 million with balloon payments of $11.8 million, $5.3 million and $7.2 million due at maturity in May, August and December 2008, respectively. These loans bear interest at fixed rates ranging from 7.58% to 8.65%.
Capital Lease Obligations
     In March 2005, ALC amended lease agreements, relating to five assisted living residences located in Oregon. The amended lease agreements provide ALC with an option to purchase the residences in 2009 at a fixed price. The option to purchase was determined to be a bargain purchase price, requiring that the classification of these leases be changed from operating to capital. As a result, a capital lease obligation of $12.8 million was recorded, which represents the estimated market value of the properties as of the lease amendment date and also approximates the present value of future payments due under the lease agreements, including the purchase option payment. The option to purchase must be exercised prior to July 1, 2009, with closing on or about December 31, 2009.
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
HUD Insured Mortgages
     The HUD insured mortgages (the “HUD Loans”) include three separate loan agreements entered into in 2001 between subsidiaries of ALC and the lenders. The mortgages are each secured by a separate assisted living residence located in Texas with combined carrying value of $9.5 million.
     During the third quarter of 2007, ALC completed the refinancing of two of the three HUD Loans. Prior to refinancing, the remaining combined principal amount due under the refinanced mortgages was $4.3 million at an average rate of 7.40% and an average maturity of 29 years. After refinancing the aggregate principal amount remained unchanged while the average rate decreased to 5.75% and the average maturity decreased to 25 years. Other terms on the refinanced HUD loans and our other HUD Loan remained substantially unchanged. As a result, $4.3 million of HUD Loans mature in September 2032 and $3.0 million matures in August 2036. After refinancing, the HUD loans bear interest ranging from 5.66% to 7.55% and average 6.35%. After the refinancing, we are required to make principal and interest payments of $47,357 per month. We do not have the option to prepay principal on the refinanced loans in the first two years. Prepayments may be made any time after the first two years, subject to a prepayment penalty of 8%, declining by 1% each year until expiration of the loans in July 2036.
$100 Million Credit Facility
     On November 10, 2006, ALC entered into a five year, $100 million credit facility with General Electric Capital Corporation and other lenders. The facility is guaranteed by certain ALC subsidiaries that own approximately 64 of the residences in our portfolio and secured by a lien against substantially all of the assets of ACL and such subsidiaries. Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate or LIBOR plus an amount that varies according to a pricing grid based on a consolidated leverage test; at December 31, 2007, this amount was 150 basis points. Under certain conditions, ALC may request a $50 million increase in the facility.
     In general, borrowings under the facility are limited to five times ALC’s consolidated EBITDA, which is generally defined as consolidated net income plus in each case, to the extent included in the calculation of consolidated net income, customary add-backs in respect of provisions for taxes, consolidated interest expense, amortization and depreciation, losses from extraordinary items, and other non-cash expenditures (including non-recurring expenses incurred by ALC in connection with the separation of ALC and Extendicare) minus in each case, to the extent included in the calculation of consolidated net income, customary deductions in respect of credits for taxes, interest income, gains from extraordinary items, and other non-recurring gains. ALC is subject to certain restrictions and financial covenants under the facility including maintenance of minimum consolidated leverage and minimum consolidated fixed charge coverage ratios. Payments for capital expenditures, acquisitions, dividends and stock repurchases may be restricted if ALC fails to maintain consolidated leverage ratio levels specified in the facility. In addition, upon the occurrence of certain transactions including but not limited to sales of property mortgaged to General Electric Capital Corporation and the other lenders, equity and debt issuances and certain asset sales, ALC may be required to make mandatory prepayments. ALC is also subject to other customary covenants and conditions. Outstanding borrowings under the line were $42.0 million as of December 31, 2007. We did not have any borrowings under the facility in 2006 and as of December 31, 2007 and 2006, ALC was in full compliance with all covenants and available borrowings under the facility were $58 million and $100 million, respectively. Commitment fees paid in 2007 and 2006 under the facility were $0.4 million and $0.1 million and were based upon a .375% unused commitment fee.

Unfavorable Market Value of Debt Adjustment
     ALC debt in existence at the date of the Acquisition was evaluated and determined, based upon prevailing market interest rates, to be under valued. The unfavorable market value adjustment upon acquisition was $3.2 million. The market value adjustment is amortized on an effective interest basis, as an offset to interest expense, over the term of the debt agreements. The amount of amortization of the unfavorable market value adjustment for 2007, 2006 and 2005 was $0.7 million, $0.4 million and $0.6 million, respectively.
Principal Repayment Schedule
     Principal payments on long-term debt due within the next five years and thereafter, as of December 31, 2007, are as follows (in thousands):

2008	$26,295
2009	12,156
2010	1,358
2011	43,448
2012	1,545
After 2012	44,482

129,284
Plus: Unamortized market value adjustment	435

Total debt	$129,719

Letters of credit
     As of December 31, 2007, we had $8.6 million in outstanding letters of credit, the majority of which are secured by cash. Pearson maintains a $5.0 million letter of credit in favor of a third party professional liability insurer which is secured by cash. Approximately $2.2 million of the letters of credit provide security for workers’ compensation insurance and the remaining $1.4 million of letters of credit are security for landlords of leased properties. All the letters of credit are renewed annually and have maturity dates ranging from January 2008 to November 2008. The $2.2 million and $1.4 million letters of credit are secured by 2 residences and $0.3 million in cash.
12. ACCRUED LIABILITIES
     Accrued liabilities consisted of the following at December 31:

	2007	2006
	(In thousands)
Property taxes, utilities and other taxes	$7,214	$6,554
Salaries and wages, fringe benefits and payroll taxes	5,657	5,304
Workers’ compensation	3,435	3,709
Accrued operating expenses	927	2,550
Other	718	197

	$17,951	$18,314

     ALC self insures for health and dental claims. In addition, ALC self insures for workers’ compensation in all states, with the exception of Washington and Ohio where ALC participates in a state plan and Texas where ALC is insured with a third-party insurer.
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
     Following is a summary of activity in the accrual for self-insured general and professional liabilities:

	2007	2006
	(In thousands)
Balances at beginning of year	$1,471	$1,327
Cash payments	(308)	(271)
Provisions	78	415

Balances at end of year	$1,241	$1,471

Current portion	$300	$300
Long-term portion	941	1,171

Balances at end of year	$1,241	$1,471

14. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following at December 31:

	2007	2006
	(In thousands)
Unfavorable lease adjustment as lessee	$2,970	$3,401
Future lease commitments	3,682	3,114
Deferred compensation	2,559	1,801
Asset retirement obligation	233	219

	$9,444	$8,535

Unfavorable Lease Adjustment as Lessee
     ALC evaluated the leases in existence at the date of the Acquisition and determined, based upon future discounted lease payments over the remaining terms of the leases, an excess was to be paid, as compared to the market, based upon the operating cash flows of the leased facilities. The unfavorable lease liability upon acquisition was $4.0 million. The unfavorable lease liability is amortized on a straight-line basis, as an offset to lease expense, over the term of the lease agreements. The amount of unfavorable lease amortization for 2007, 2006 and 2005 was $0.4 million, $0.1 million and $0.1 million, respectively.
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

Deferred Compensation
     ALC implemented an unfunded deferred compensation plan in 2005 which is offered to all company employees defined as highly compensated by the Internal Revenue Code in which participants may defer up to 10% of their base salary. ALC matches up to 50% of the amount deferred. Expenses incurred by ALC under the deferred compensation plan were $142,179, $149,000 and $43,000 in 2007, 2006 and 2005, respectively.
     ALC implemented a non-qualified deferred compensation plan in 2005 covering certain executive employees. Expenses incurred from ALC contributions under the plan were $226,205, $63,000 and $26,000 in 2007, 2006 and 2005, respectively. Assets related to the plan are recorded as other non-current assets on the Consolidated Balance Sheet and were $0.7 million and $0.4 million as of December 31, 2007 and 2006, respectively.
Other Employee Pension Arrangements
     ALC maintains defined contribution retirement 401(k) savings plans, which are made available to substantially all employees. Effective January 1, 2006 for ALC, and previously for EHSI, ALC paid a matching contribution of 25% of every qualifying dollar contributed by plan participants, net of any forfeiture. Expenses incurred by ALC related to the 401(k) savings plans were $185,829, $211,000 and $26,000 in 2007, 2006 and 2005, respectively.
Asset retirement obligation
     The Company determined that a conditional asset retirement obligation exists for asbestos remediation in 1 of its residences. Although not a current health hazard in its assisted living residence, upon renovation, the Company may be required to take the appropriate remediation procedures in compliance with state law to remove the asbestos. The removal of asbestos-containing materials includes primarily floor and ceiling tiles. The fair value of the conditional asset retirement obligation was determined as the present value of the estimated future cost of remediation based on an estimated expected date of remediation. This computation is based on a number of assumptions which may change in the future based on the availability of new information, technology changes, changes in costs of remediation, and other factors.
15. TRANSACTIONS WITH EXTENDICARE AND AFFILIATES
     Extendicare and its affiliates were no longer an affiliate of ALC effective with the Separation Date. The following is a summary of ALC’s transactions with Extendicare and its affiliates in 2006 and 2005:
Insurance
     Prior to the Separation Date, ALC insured certain risks with Laurier and third party insurers. The consolidated statements of income for 2006 and 2005 include intercompany insurance premium expenses of $0.9 million and $0.7 million, respectively.
Computer, Accounting and Administrative Services
     ALC was provided with computer hardware and software support services from Virtual Care Provider, Inc., a wholly owned subsidiary of Extendicare. The cost of services was based upon rates that are estimated to be equivalent to those from unaffiliated sources and was $1.7 million and $1.0 million for 2006 and 2005, respectively. On August 31, 2007, we terminated our contract with VCPI for information technology services and now provide these services in-house. In addition, ALC was provided payroll and benefits, financial management and reporting, tax, legal, human resources and reimbursement services from EHSI. The cost was based upon actual incremental costs of the services provided and was $0.9 million and $0.7 million for 2006 and 2005, respectively.

16. LEASE COMMITMENTS
     As of December 31, 2007, as a lessee, ALC was committed under non-cancelable leases requiring future minimum rentals as follows:

	Capital	Operating
	Lease	Leases	Total
	(In thousands)
2008	$1,215	$14,448	$15,663
2009	11,557	14,717	26,274
2010	—	14,946	14,946
2011	—	14,301	14,301
2012	—	12,067	12,067
After 2012	—	24,551	24,551

Total minimum lease payments	$12,772	$95,030	$107,802

Less amounts representing interest (at rates from 2.8% to 13.5%)	1,385

Present value of net minimum capital lease payments	11,387
Less current maturities of capital lease obligations	505

Capital lease obligations, excluding current maturities	$10,882

Lease agreement with LTC Properties, Inc.
     Effective January 1, 2005, ALC entered into two new master lease agreements with LTC Properties, Inc. (“LTC”) relating to 37 residences leased to ALC by LTC. Under the terms of the master lease agreements, ALC agreed to increase the annual rent paid to LTC by $250,000 per annum for each of the successive four years, commencing on January 1, 2005, and amended the terms relating to inflationary increases. Formerly, the 37 leases had expiration dates ranging from 2007 through 2015. Under the terms of the master lease agreements, the initial 10 year lease term commenced on January 1, 2005, and there are three successive 10-year lease renewal terms, to be exercised at the option of ALC. There are no significant economic penalties to ALC if it decides not to exercise the renewal options. The aggregate minimum rent payments for the LTC leases for the calendar years 2007 through 2009 are $10.2 million, $10.7 million and $10.9 million, respectively. The minimum rent will increase by 2% over the prior year’s minimum rent for each of the calendar years 2009 through 2014. Annual minimum rent during any renewal term will increase a minimum of 2% over the minimum rent of the immediately preceding year. In accordance with FASB Technical Bulletin 85-3, ALC accounts for the effect of scheduled rent increases on a straight-line basis over the lease term.
     LTC obtained financing for five of the leased properties in the State of Washington through the sale of revenue bonds that contain certain terms and conditions within the debt agreements. ALC must comply with these terms and conditions and failure to adhere to those terms and conditions may result in an event of default to the lessor and termination of the lease. Refer to Note 17 for further details.
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
Expansion Plans
     On February 27, 2007, we announced plans to add a total of 400 units onto our existing owned residences. As of December 31, 2007, we had finished the design phase on most expansion units and were receiving construction bids on the additions. To date, bids have been consistent with our original estimated cost of $125,000 per unit. Construction is expected to be completed during the second half of 2008. Following construction of the additions, we expect to take an additional 12 months to stabilize occupancy (as well as cash flow at the expanded residences).
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
18. INCOME TAXES
ALC’s results of operations are included in a consolidated federal tax return.
The income tax expense (benefit) consists of the following for the years ended December 31:

	2007	2006	2005
	(In thousands)
Federal:
Current	$7,951	$6,529	$4,286
Deferred	234	1,042	2,612

Total Federal	8,185	7,571	6,898
State:
Current	1,902	609	448
Deferred	225	547	773

Total State	2,127	1,156	1,221

Total income tax expense	$10,312	$8,727	$8,119

The differences between the effective tax rates on income before income taxes and the United States federal income tax rate are as follows:

	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in tax rate resulting from:
Non-deductible stock issuance cost	—	5.9	—
State income taxes, net of federal income tax benefit	4.7	3.9	3.8
Work opportunity credit	(0.0)	(0.1)	(0.1)
Deductible goodwill amortization	(1.6)	(0.4)	—
Other, net	(0.6)	1.0	0.3

Effective tax rate	37.5%	45.3%	39.0%

     ALC made payments to Extendicare of $0 million, $6.1 million and $5.2 million in 2007, 2006 and 2005, respectively, for federal income taxes.
Unrecognized tax benefits — FIN 48
     On January 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have any impact on the Company’s consolidated financial position.
     The Company had $0.6 million of gross unrecognized tax benefits as of January 1, 2007. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.3 million as of January 1, 2007. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. As of January 1, 2007, we had accrued interest and penalties related to unrecognized tax benefits of $0.1 million.
     A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2007	$570
Increases in tax positions for prior years	60

Gross unrecognized tax benefits at December 31, 2007	$630

     Included in the balance of unrecognized tax benefits at December 31, 2007 and January 1, 2007 are tax positions related to past state income tax filings which will not reoccur in the future. There are no unrecognized tax benefits related to federal income tax issues.
     The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.3 million at December 31, 2007. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2007, we had accrued interest and penalties related to unrecognized tax benefits of $0.2 million.
     ALC and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions. At December 31, 2007, ALC is under examination by the Internal Revenue Service (IRS) for calendar year 2004. Tax returns for all years after 2003 are open for examination by tax authorities. See Note 24 for further developments on the resolution of the 2004 audit. Our gross unrecognized tax benefits balance will not change upon completion of the exam.
     The components of the net deferred tax assets and liabilities as of December 31 are as follows:

	2007	2006
	(In thousands)
Deferred tax assets:
Employee benefit accruals	$3,464	$3,041
Accrued liabilities	326	726
Accounts receivable reserves	391	508
Deferred Revenue	387	—
Operating loss carryforwards (net of valuation allowance)	12,732	14,755
Goodwill/Intangibles	908	121
Fair value adjustment for leases	1,340	1,520
Fair value adjustment for debt	171	422
Deferred financing fee	481	661
Alternative minimum tax carry forward	870	898
Other assets	2,651	2,576

Total deferred tax assets	23,721	25,228
Deferred tax liabilities:
Depreciation	27,502	27,136
Miscellaneous	1,147	1,686

Total deferred tax liabilities	28,649	28,822

Net deferred tax assets (liabilities)	$(4,928)	$(3,594)

	2007	2006
	(In thousands)
Deferred tax assets (liabilities) as presented on the Consolidated Balance Sheet:
Current deferred tax assets	$4,080	$1,552
Long-term deferred tax (liabilities)	(9,008)	(5,146)

Net deferred tax liabilities	$(4,928)	$(3,594)

     ALC paid state income taxes of $1.9 million, $0.6 million and $0.8 million in 2007, 2006 and 2005, respectively.
     ALC has $52.6 million (before an $18.4 million valuation allowance) of net operating losses available for federal income tax purposes, which will expire between 2009 and 2025. These net operating losses were partially generated prior to and after ALC’s emergence from bankruptcy on January 1, 2002. The emergence from bankruptcy created an ownership change as defined by the IRS. Section 382 of the Internal Revenue Code imposes limitations on the utilization of the loss carryforwards and built-in losses after certain ownership changes of a loss company. ALC was deemed to be a loss company for these purposes. Under these provisions, ALC’s ability to utilize the pre-acquisition loss carryforwards generated prior to ALC’s emergence from bankruptcy and built-in losses in the future will generally be subject to an annual limitation of approximately $1.6 million. Any unused amount is added to and increases the limitation in the succeeding year. ALC’s net unrealized built-in losses were $42.8 million as of December 31, 2007, and $42.5 million as of December 31, 2006. The deferred tax assets include loss carryforwards and built-in losses and their related tax benefit available to ALC to reduce future taxable income within the allowable IRS carryover period.
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
19. EARNINGS PER SHARE
     ALC computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 requires companies to compute earnings per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. For all periods prior to December 31, 2006, basic and diluted earnings per share are computed using our shares outstanding as of the Separation Date. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of incremental shares available upon conversion of Class B Common Stock.
     The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands, except per share data)
Basic earnings per share calculation:
Income from continuing operations	$17,179	$10,535	$12,710
Loss from discontinued operations, net of tax	—	(1,526)	(368)

Net income to common stockholders	$17,179	$9,009	$12,342

Weighted average of common shares outstanding	68,172	69,326	69,322

Income from continuing operations	$0.25	$0.15	$0.18
Loss from discontinued operations, net of tax	—	(0.02)	—

Basic net income per share	$0.25	$0.13	$0.18

Diluted earnings per share calculation:
Income from continuing operations	$17,179	$10,535	$12,710
Loss from discontinued operations, net of tax	—	(1,526)	(368)

Net income to common stockholders	$17,179	$9,009	$12,342

Weighted average of common shares outstanding	68,172	69,326	69,322
Assumed conversion of Class B shares	691	879	883

Diluted weighted average of common shares outstanding	68,863	70,205	70,205

Income from continuing operations	$0.25	$0.15	$0.18
Loss from discontinued operations, net of tax	—	(0.02)	—

Diluted net income per share	$0.25	$0.13	$0.18

20. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS
     The estimated fair values of ALC’s financial instruments at December 31 are as follows:

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)
ASSETS:
Cash and cash equivalents	$14,066	$14,066	$19,951	$19,951
Investments	4,596	4,596	5,332	5,332
Supplies, prepaid expenses and other current assets:
Deposits	2,482	2,482	2,420	2,420
Other assets (long-term):
Restricted cash	8,943	8,943	10,947	10,947
Cash designated for acquisition	14,864	14,864	—	—
Property tax, insurance and capital expenditure trust funds	1,546	1,546	1,290	1,290
Fund held under deferred compensation plan	656	656	430	430
Security deposits	151	151	462	462
LIABILITIES:
Long-term debt, including current maturities	$129,719	$131,896	$90,636	$90,862
     Trade receivables and payables have an estimated market value equal to their carrying value. The fair value of long-term debt is estimated based on approximate borrowing rates currently available to ALC for debt equal to the existing debt maturities.
21. DISCONTINUED OPERATIONS
     There were no discontinued operations during 2007. The following is a summary of the results of operations for residences that were disposed of in 2006 and 2005.

	2006	2005
	(In thousands)
Revenues	$541	$2,900

Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	863	3,021
Residence lease expense	118	399
Depreciation and amortization	60	171
Loss on impairment of long-lived assets	1,938	—

Loss from discontinued operations	(2,438)	(691)
Interest (expense) income	(7)	(1)

Loss from discontinued operations before income taxes	(2,445)	(692)
Income tax benefit	919	324

Net loss from discontinued operations	$(1,526)	$(368)

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
(d) Conversion of Assisted Living Units
     In addition, a 12-unit facility in Washington was discontinued in 2005. These units were within a larger skilled nursing facility and were converted to skilled nursing units.
22. QUARTERLY RESULTS OF OPERATIONS (unaudited)
     The following is a summary of our unaudited quarterly results of operations for 2007 and 2006.

	Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
2007
Revenues	$57,521	$57,426	$57,898	$56,502	$229,347
Income from continuing operations before taxes	7,625	6,728	6,819	6,319	27,491
Net income	4,727	4,172	4,225	4,055	17,179
Basic earnings per common share:
Income from continuing operations	$0.07	$0.06	$0.06	$0.06	$0.25
Loss from discontinued operations, net of tax	0.00	0.00	0.00	0.00	0.00

Basic net income per share	$0.07	$0.06	$0.06	$0.06	$0.25

Diluted earnings per common share:
Income from continuing operations	$0.07	$0.06	$0.06	$0.06	$0.25
Loss from discontinued operations, net of tax	0.00	0.00	0.00	0.00	0.00

Diluted net income per share	$0.07	$0.06	$0.06	$0.06	$0.25

	Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
2006
Revenues	$56,776	$56,998	$58,820	$58,554	$231,148
Income from continuing operations before taxes	5,667	4,379	1,698	7,518	19,262
Loss from discontinued operations, net of tax	(1,168)	(105)	(225)	(28)	(1,526)
Net income	2,310	1,832	296	4,571	9,009
Basic earnings per common share:
Income from continuing operations	$0.05	$0.03	$0.01	$0.07	$0.15
Loss from discontinued operations, net of tax	(0.02)	0.00	0.00	0.00	(0.02)

Basic net income per share	$0.03	$0.03	$0.01	$0.07	$0.13

Diluted earnings per common share:
Income from continuing operations	$0.05	$0.03	$0.01	$0.07	$0.15
Loss from discontinued operations, net of tax	(0.02)	0.00	0.00	0.00	(0.02)

Diluted net income per share	$0.03	$0.03	$0.01	$0.07	$0.13

23. LONG-TERM EQUITY-BASED COMPENSATION PROGRAM
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
     On March 30, 2007, the Committee approved the 2007 Long-Term Equity-Based Compensation Program and granted awards of tandem non-qualified stock options and stock appreciation rights (“Options/SARs”) to certain key employees (including executive officers) under the terms of the 2006 Omnibus Plan. The aggregate maximum number of Options/SARs granted to all participants was 380,000. The Options/SARs had both time vesting and performance vesting features. If the established performance goals (related to reductions in Medicaid occupancy and maintenance of overall occupancy) were achieved in fiscal 2007, the Options/SARs would become exercisable in one third increments on the first, second and third anniversaries of the grant date. Once exercisable, awards could be exercised either by purchasing shares of Class A Common Stock at the exercise price or exercising the stock appreciation right. The Committee has sole discretion to determine whether stock appreciation rights are settled in shares of Class A Common Stock, cash or a combination of shares of Class A Common Stock and cash. The Options/SARs had an exercise price of $11.80, the closing price of the Class A Common Stock on the New York Stock Exchange on the grant date, and expire five years from the grant date. On February 26, 2008, the Committee determined that the performance goals were not achieved and Options/SARs expired without becoming exercisable.
     In December 2004, the FASB issued SFAS No. 123 (revised), Share-Based Payment (''SFAS No. 123R’’), which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R is a revision to SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred. ALC adopted SFAS 123R in connection with its initial grants of Options/SARs effective March 30, 2007. A summary of Options/SARs activity for 2007 is presented below.

		Weighted	Aggregate
	#	Average	Intrinsic
	Options	Exercise	Value
	/ SARs	Price	(In thousands)
Outstanding on January 1, 2007	—	—
Granted	380,000	$11.80
Exercised	—	—
Cancelled/Forfeited	60,000	—

Outstanding on December 31, 2007	320,000	$—	$—

Options Exercisable on December 31, 2007	—	$—	$—

Weighted average fair value of options	$—

Weighted average contractual term	—

     ALC uses the Black-Scholes option value model to estimate the fair value of stock options and similar instruments. Stock option valuation models require various assumptions, including the expected stock price volatility, risk-free interest rate, dividend yield, and forfeiture rate. In estimating the fair value of the Options/SARs granted on March 30, 2007, ALC used a risk free rate equal to the five year U.S. Treasury yield in effect on the grant date. The expected life of the Options/SARs (five years) was estimated using expected exercise behavior of option holders. Expected volatility was based on an average of a peer group’s historical volatility for a period equal to the Options/SARs’ expected life, ending on the date of grant. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. Because of a lack of history, the forfeiture rate was estimated at 0 percent of the Options/SARs awarded. The Options/SARs have characteristics that are significantly different from those of traded options and changes in the various input assumptions can materially affect the fair value estimates. The fair value of the Options/SARs was estimated at the date of grant using the following weighted average assumptions.

2007
Expected life from grant date (in years)	5
Risk-free interest rate	5.45%
Volatility	53.1%
Dividend yield	—
Weighted average fair value (per share)	$6.01
     The grant of the Options/SAR’s had no impact on the diluted number of shares in 2007. It was determined that the performance goals (related to reductions in Medicaid occupancy and maintenance of overall occupancy) were not achieved at the end of the year. As a result, no compensation expense was recorded in 2007. Unrecognized compensation cost at December 31, 2007, is $0.
24. SUBSEQUENT EVENTS
     On January 1, 2008, we acquired the operations of eight assisted living residences consisting of a total of 541 leased units for a purchase price including fees and expenses of $14.9 million. The lease has an initial term expiring in March 2015 with three five-year renewal options. We financed this transaction with borrowings under our $100 million credit facility. In connection with the lease, the Company guarantees certain quarterly minimum occupancy levels and are subject to net worth, minimum capital expenditure requirements per residence, per annum and minimum fixed charge coverage ratios. Failure to comply with these covenants could result in an event of default on the lease.
     As was disclosed in Note 18 “Income Taxes,” ALC was under examination by the IRS for calendar year 2004. In March 2008, the Company entered into a settlement agreement with the IRS. As a result of this settlement the Company will reverse $2.4 million of valuation allowance recorded at December 31, 2007 against goodwill in the first quarter of 2008, as this is the period in which management has determined that its tax position would be sustained upon examination. See Note 18.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2008.

ASSISTED LIVING CONCEPTS, INC.
By:	/s/ Laurie A. Bebo
Laurie A. Bebo
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/s/ Laurie A. Bebo	President, Chief Executive Officer and Director	March 12, 2008

Laurie A. Bebo

Principal Financial Officer and Principal Accounting Officer:

/s/ John Buono John Buono	Senior Vice President, Chief Financial Officer and Treasurer	March 12, 2008

(1) Alan Bell	Director

(1) Jesse C. Brotz	Director

(1) Derek H.L. Buntain	Director

(1) David J. Hennigar	Director

(1) Malen S. Ng	Director

(1) Melvin A. Rhinelander	Director

(1) Charles H. Roadman II, MD	Director

/s/ Michael J. Spector		March 12, 2008
Michael J. Spector	Director

(1)	Michael J. Spector, by signing his name hereto, does hereby sign and execute this report on behalf of each of the above named directors of Assisted Living Concepts, Inc. pursuant to powers of attorney executed by each such director and filed with the Securities and Exchange Commission as an exhibit to this report.

By:	/s/ Michael J. Spector	March 12, 2008

Michael J. Spector, Attorney in Fact

S-1

EXHIBIT INDEX TO 2007 ANNUAL REPORT ON FORM 10-K

Exhibit
Number	Description
2.1	Arrangement Agreement (incorporated by reference to Exhibit 2.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

2.2	Separation Agreement (incorporated by reference to Exhibit 2.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

2.2.1	Tax Allocation Agreement (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

2.2.2	Agreement for Payroll and Benefit Services (incorporated by reference to Exhibit 2.2.2 to Assisted Living Concepts, Inc. on Form 10-K filed on March 28, 2007, File No. 001-13498)

2.2.3	Agreement for Reimbursement Services (incorporated by reference to Exhibit 10.3 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

3.1	Amended and Restated Articles of Incorporation

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

4.1	Article V of the Amended and Restated Articles of Incorporation, Article II of the Amended and Restated Bylaws, and other relevant portions of Exhibits 3.1 and 3.2 above defining the rights of security holders

4.2	Credit Agreement dated as of November 10, 2006 (incorporated by reference to Exhibit 10.7 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498) Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the registrant has omitted certain agreements with respect to long-term debt not exceeding 10% of consolidated total assets. The registrant agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request

10.1	Separation Agreement (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

10.2	2006 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)*

10.3	Employment Agreement — Laurie A. Bebo (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Assisted Living Concepts, Inc.’s Form 10 Registration Statement filed on August 25, 2006, File No. 001-13498)*

10.4	Employment Agreement — John Buono (incorporated by reference to Exhibit 10.5 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)*

10.5	Employment Agreement — Eric B. Fonstad (incorporated by reference to Exhibit 10.6 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)*

10.6	Employment Agreement — Walter A. Levonowich (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Assisted Living Concepts, Inc.’s Form 10 Registration Statement filed on August 25, 2006, File No. 001-13498)*

10.7	Credit Agreement dated as of November 10, 2006 (incorporated by reference to Exhibit 10.7 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498) (Also included as Exhibit 4.2 above)

10.8	Summary of Director Compensation (incorporated by reference to Exhibit 10.8 to Assisted Living Concepts, Inc.’s Form 10-K filed on March 28, 2007, File No. 001-13498)*

10.9	Form of Purchase and Sale Agreement pertaining to EHSI assisted living facilities (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Assisted Living Concepts, Inc.’s Form 10 Registration filed on July 21, 2006, File No. 001-13498)

10.10	Master Lease Agreement (I) between LTC Properties, Inc. and Texas-LTC Limited Partnership, as Lessor, and Assisted Living Concepts, Inc. and Extendicare Health Services, Inc., as Lessee, dated January 31, 2005 (incorporated by reference to Exhibit 10.5 to Assisted Living Concepts, Inc.’s Form 10 Registration Statement filed on June 7, 2006, File No. 001-13498)

EI-1

Exhibit
Number	Description
10.11	Master Lease Agreement (II) between LTC Properties, Inc. as Lessor, and Assisted Living Concepts, Inc., Carriage House Assisted Living, Inc. and Extendicare Health Services, Inc., as Lessee, dated January 31, 2005 (incorporated by reference to Exhibit 10.6 to Assisted Living Concepts, Inc.’s Form 10 Registration Statement filed on June 7, 2006, File No. 001-13498)

10.12	Amended and Restated Master Lease Agreement, dated as of January 1, 2008, between subsidiaries of Assisted Living Concepts, Inc. and Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated December 31, 2008, File No. 001-13498)

10.13	Guaranty of Lease dated as of January 1, 2008, by Assisted Living Concepts, Inc. for the benefit of Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated December 31, 2007, File No. 001-13498)

10.14	Form of 2008 Cash Incentive Compensation Award Agreement as approved February 26, 2008*

21.1	Subsidiaries of Assisted Living Concepts, Inc.

24.1	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Information Statement of Assisted Living Concepts, Inc. dated November 10, 2006 (incorporated by reference to Exhibit 99.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

*	Denotes management contract or executive compensation plan or arrangement required to be filed pursuant to Item 15 of Form 10-K.

EI-2