Form 10-Q
period 2008-03-31
ASSISTED LIVING CONCEPTS INC
filed 2008-05-08
CIK 929994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Registrant’s telephone number, including area code: (262) 257-8888
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 5, 2008, the Company had 54,638,798 shares of its Class A Common Stock, $0.01 par value outstanding and 8,708,277 shares of its Class B Common Stock, $0.01 par value outstanding.

ASSISTED LIVING CONCEPTS, INC.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ASSISTED LIVING CONCEPTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,142	$14,066
Investments	3,608	4,596
Accounts receivable, less allowances of $971 and $992, respectively	3,555	3,746
Supplies, prepaid expenses and other current assets	7,325	6,733
Deferred income taxes	4,287	4,080

Total current assets	32,917	33,221
Property and equipment, net	395,554	395,141
Goodwill and other intangible assets, net	30,892	20,736
Restricted cash	3,800	8,943
Cash designated for acquisition	—	14,864
Other assets	3,440	3,336

Total assets	$466,603	$476,241

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,842	$7,800
Accrued liabilities	18,116	17,951
Deferred revenue	6,989	6,346
Accrued income taxes	127	198
Current maturities of long-term debt	26,260	26,543
Current portion of self-insured liabilities	300	300

Total current liabilities	59,634	59,138
Accrual for self-insured liabilities	1,028	941
Long-term debt	99,735	103,176
Deferred income taxes	7,822	9,008
Other long-term liabilities	9,523	9,444
Commitments and contingencies

Total Liabilities	177,742	181,707

Preferred Stock, par value $0.01 per share, 25,000,000 shares authorized, none issued or outstanding	—	—
Class A Common Stock, par value $0.01 per share, 400,000,000 shares authorized, 54,628,796 and 56,131,873 issued and outstanding, respectively	595	595
Class B Common Stock, par value $0.01 per share, 75,000,000 shares authorized, 8,717,573 and 8,727,458 issued and outstanding, respectively	100	100
Additional paid-in capital	313,551	313,548
Accumulated other comprehensive (loss) income	(524)	103
Retained earnings	23,369	19,318
Treasury stock at cost, Class A Common Stock 6,204,760 and 4,691,060 shares, respectively	(48,230)	(39,130)

Total Stockholders’ Equity	288,861	294,534

Total Liabilities and Stockholders’ Equity	$466,603	$476,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Revenues	$60,247	$57,521

Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	38,925	37,758
General and administrative	3,090	2,987
Residence lease expense	4,898	3,699
Depreciation and amortization	4,896	4,181
Transaction costs	—	56

Total operating expenses	51,809	48,681

Income from operations	8,438	8,840
Other expense:
Interest income	179	466
Interest expense	(2,083)	(1,681)

Income before income taxes	6,534	7,625
Income tax expense	(2,483)	(2,898)

Net income	$4,051	$4,727

Weighted average common shares:
Basic	64,545	69,482
Diluted	65,199	70,205
Per share data:
Basic earnings per common share	$0.06	$0.07

Diluted earnings per common share	$0.06	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months
	Ended March 31,
	2008	2007
OPERATING ACTIVITIES:
Net income	$4,051	$4,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,896	4,181
Amortization of purchase accounting adjustments for:
Leases and debt	(215)	(215)
Below market resident leases	—	(39)
Provision for bad debt	21	150
Provision for professional/general liability insurance	224	150
Payments for professional/general liability insurance	(126)	(143)
Deferred income taxes	2,101	551
Equity-based compensation expense	3	6
Changes in assets and liabilities:
Accounts receivable	170	65
Supplies, prepaid expenses and other current assets	(592)	350
Accounts payable	42	(1,014)
Accrued liabilities	(464)	(1,520)
Deferred revenue	643	1,962
Income taxes payable/receivable	290	2,461
Other non-current assets	5,039	887
Other long-term liabilities	176	353

Cash provided by operating activities	16,259	12,912

INVESTING ACTIVITIES:
Payment for acquisition	(14,524)	—
Cash designated for acquisition	14,864	—
Payments for new construction projects	(249)	(1,152)
Payments for purchases of property and equipment	(3,557)	(2,827)

Cash used in investing activities	(3,466)	(3,979)

FINANCING ACTIVITIES:
Capital contributions from Extendicare	—	73
Purchase of treasury stock	(9,100)	—
Repayment of revolving credit facility	(3,000)	—
Payments of long-term debt	(617)	(561)

Cash used in financing activities	(12,717)	(488)

Increase in cash and cash equivalents	76	8,445
Cash and cash equivalents, beginning of year	14,066	19,951

Cash and cash equivalents, end of period	$14,142	$28,396

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$2,172	$1,792
Income tax payments, net of refunds	96	(113)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     Assisted Living Concepts, Inc. and its subsidiaries (“ALC” or the “Company”) operate 216 assisted and independent living residences in 20 states in the United States totaling 9,076 units as of March 31, 2008. ALC’s residences average approximately 40 to 60 units and offer residents a supportive, home-like setting and assistance with the activities of daily living.
     ALC became an independent, publicly traded company listed on the New York Stock Exchange on November 10, 2006, (the “Separation Date”) when shares of ALC Class A and Class B Common Stock were distributed to Extendicare Inc., now known as Extendicare Real Estate Investment Trust (“Extendicare”), stockholders (the “Separation”).
     ALC operates in a single business segment with all revenues generated from properties located within the United States.
     The accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three month periods ended March 31, 2008 and 2007 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results are not necessarily indicative of results that may be expected for the entire year ending December 31, 2008.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Principles of Presentation and Consolidation
     ALC’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s most significant estimates include revenue recognition and valuation of accounts receivable, measurement of acquired assets and liabilities in business combinations, valuation of assets and determination of asset impairment, self-insured liabilities for general and professional liability, workers’ compensation and health and dental claims, valuation of conditional asset retirement obligations, and valuation of deferred tax assets. Actual results could differ from those estimates.
     The accompanying condensed consolidated financial statements include the financial statements of ALC and all its majority owned subsidiaries. All significant intercompany accounts and transactions with subsidiaries have been eliminated from the condensed consolidated financial statements.
(b) Accounts Receivable
     Accounts receivable are recorded at the net realizable value expected to be received from individual residents or their responsible parties (“private payers”) and government assistance programs such as Medicaid.
     At March 31, 2008 and December 31, 2007, the Company had approximately 66% and 60%, respectively, of its accounts receivable derived from private payer sources, with the balance owing under various state Medicaid programs. Although management believes there are no credit risks associated with government agencies other than possible funding delays, claims filed under the Medicaid program can be denied if not properly filed prior to a statute of limitations.
     The Company periodically evaluates the adequacy of its allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds, which vary by payer type. Allowances for uncollectibility are considered based upon the evaluation of the circumstances for each of these specific accounts. In addition, the Company has developed internally-determined percentages for establishing an allowance for doubtful accounts, which are based upon

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
historical collection trends for each payer type and age of the receivables. Accounts receivable that the Company specifically estimates to be uncollectible, based upon the above process, are fully reserved in the allowance for doubtful accounts until they are written off or collected. The Company wrote off accounts receivable of $0.2 million and $0.3 million in the three month periods ended March 31, 2008 and 2007, respectively. Bad debt expense was $0.2 million for both three month periods ended March 31, 2008 and 2007.
(c) Comprehensive Income
     Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity which under GAAP are excluded from results of operations. For the three months ended March 31, 2008 and 2007, this consists of unrealized losses on available for sale investment securities, net of any related tax effect.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Net income	$4,051	$4,727
Unrealized losses	(627)	(242)

Total comprehensive income	$3,424	$4,485

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
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which became effective for the Company on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. For the benefits of a tax position to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 has not resulted in a transition adjustment to retained earnings for the Company.
     As of March 31, 2008, the ALC has total gross unrecognized tax benefits of approximately $650,000 compared with approximately $630,000 as of December 31, 2007, representing an increase of approximately $20,000 for the first three months of 2008. Of the total gross unrecognized tax benefits, $340,000, if recognized, would reduce our effective tax rate in the period of recognition. At March 31, 2008, we had accrued interest and penalties related to unrecognized tax benefits of $170,000.
     ALC and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions. At March 31, 2008, ALC is under examination by the Internal Revenue Service (the “IRS”) for the 2005 and 2006 tax years. The IRS examination of the 2004 tax return was closed in the quarter ended March 31, 2008. Our gross unrecognized tax benefits balance is not expected to change upon completion of the exams.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(e) New Accounting Pronouncements
     On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 requires the fair value of an asset or liability to be based on a market based measure which reflects the credit risk of the company. SFAS No. 157 also requires expanded disclosures including the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. The Company adopted SFAS No. 157 on January 1, 2008 and it has not had a material impact on our consolidated financial statements.
     In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted SFAS 159 on January 1, 2008 and it has not had a material impact on our consolidated financial statements.
     In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
(f) Reclassifications
     Certain reclassifications have been made in the prior years’ financial statements to conform to the current year’s presentation.
3.	LONG-TERM EQUITY-BASED COMPENSATION PROGRAM
     Effective October 31, 2006, the Board of Directors approved and adopted and our sole stockholder approved the Assisted Living Concepts, Inc. 2006 Omnibus Incentive Compensation Plan (the “2006 Omnibus Plan”). On May 5, 2008, the 2006 Omnibus Plan was again approved by ALC stockholders. The 2006 Omnibus Plan is administered by the Compensation/Nomination/Governance Committee of the Board of Directors (the “Committee”) and provides for grants of a variety of incentive compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, cash incentive awards and other equity-based or equity-related awards (performance awards).
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
     On March 30, 2007, the Committee approved the 2007 Long-Term Equity-Based Compensation Program and granted awards of tandem non-qualified stock options and stock appreciation rights (“Options/SARs”) to certain key employees (including executive officers) under the terms of the 2006 Omnibus Plan. The aggregate maximum number of Options/SARs granted to all participants was 380,000. The Options/SARs had an exercise price of $11.80, the closing price of the Class A common stock on the New York Stock Exchange on the date of grant, and an expiration date five years from the grant date. The Options/SARs had both time vesting and performance vesting features. On February 26, 2008 the Committee determined that the performance goals were not achieved in fiscal 2007 (related to reductions in Medicaid occupancy and maintenance of overall occupancy) and the Options/SARs expired.
     On March 29, 2008, the Committee approved the 2008 Long-Term Equity-Based Compensation Program and granted Options/SARs to certain key employees (including executive officers) under the terms of the 2006 Omnibus Plan. The aggregate maximum number of Options/SARs granted to all participants was 487,500. The Options/SARs have both time vesting and performance vesting features. If the established performance goals (related to private pay occupancy) are achieved in fiscal 2008, the Options/SARs become exercisable in one third increments on the first, second and third anniversaries of the grant date. Once exercisable, awards may be exercised either by purchasing shares of Class A common stock at the exercise price or exercising the

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
stock appreciation right. The Committee has sole discretion to determine whether stock appreciation rights are settled in shares of Class A common stock, cash or a combination of shares of Class A common stock and cash. The Options/SARs have an exercise price of $5.89, the closing price of the Class A common stock on the New York Stock Exchange on March 31, 2008, the first trading day after the grant date, and expire five years from the grant date.
     ALC adopted FASB Statement No. 123 (revised), Share-Based Payment (“SFAS 123R”) in connection with its initial grants of Options/SARs effective March 30, 2007. A summary of Options/SARs activity as of and for the three month periods ended March 31, 2008 and 2007 is presented below.

	2008		2007
		Weighted		Weighted
	#	Average	#	Average
	Options	Exercise	Options	Exercise
	/ SARs	Price	/ SARs	Price
Outstanding at beginning of period	320,000	$11.80	—	—
Granted	487,500	$5.89	380,000	$11.80
Exercised	—	—	—	—
Expired	(320,000)	$11.80	—	—

Outstanding at end of period	487,500	$5.89	380,000	$11.80

Options Exercisable at March 31	—	$—	—	$—

Weighted average fair value of options	$2.58		$6.01

Aggregate intrinsic value of options	$—		$—

Weighted average contractual term	4.9 years		4.9 years

     ALC uses the Black-Scholes option value model to estimate the fair value of stock options and similar instruments. Stock option valuation models require various assumptions, including the expected stock price volatility, risk-free interest rate, dividend yield, and forfeiture rate. In estimating the fair value of the Options/SARs granted on March 29, 2008, the Company used a risk free rate equal to the five year U.S. Treasury yield in effect on the first business date after the grant date. The expected life of the Options/SARs (five years) was estimated using expected exercise behavior of option holders. Expected volatility was based on an ALC’s Class A common stock volatility since it began trading on November 10, 2006 and ending on the date of grant. Because the Class A common stock has traded for less than the expected contractual term, an average of a peer group’s historical volatility for a period equal to the Options/SARs’ expected life, ending on the date of grant was compared to the historical ALC volatility with no material difference. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. Because of a lack of history, the forfeiture rate was estimated at 0 percent of the Options/SARs awarded and may be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. The Options/SARs have characteristics that are significantly different from those of traded options and changes in the various input assumptions can materially affect the fair value estimates. The fair value of the Options/SARs was estimated at the date of grant using the following weighted average assumptions.

	2008	2007
Expected life from grant date (in years)	5	5
Risk-free interest rate	2.50%	5.45%
Volatility	46.9%	53.1%
Dividend yield	—	—
Weighted average fair value (per share)	$2.58	$6.01
     The grant of the Options/SAR’s had no impact on the diluted number of shares in either the quarter ended March 31, 2008 or March 31, 2007. Compensation expense of $3,446 and $6,000 related to the Options/SARs was recorded in the quarters ended March 31, 2008 and 2007, respectively. Unrecognized compensation cost at March 31, 2008 and 2007 is approximately $1.3 million and $2.3 million, respectively, and the weighted average period over which it is expected to be recognized is three years.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. GOODWILL AND OTHER INTANGIBLE ASSETS
     The following is a summary of the changes in the carrying amount of goodwill for the three months ended March 31, 2008 (in thousands):

Balance at December 31, 2007	$19,909
Additions	—
Adjustments	(3,494)

Balance at March 31, 2008	$16,415

     The adjustment to goodwill related to reversing a valuation allowance against deferred tax assets associated with the completion of an IRS audit of the 2004 tax return. These deferred tax assets were recorded prior to the Company’s acquisition by Extendicare in January 2005.
     Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of other intangible assets as of March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Resident relationships	$9,304	$(6,654)	$2,650	$7,099	$(6,272)	$827
Operating lease intangible and renewal options	11,216	(345)	10,871	—	—	—
Non-compete agreements	1,006	(50)	956	—	—	—

Total	$21,526	$(7,049)	$14,477	$7,099	$(6,272)	$827

     Amortization expense related to definite-lived intangible assets for the three months ended March 31, 2008 and 2007 was $0.8 million and $0.5 million, respectively.
5. EARNINGS PER SHARE
     ALC computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 requires companies to compute earnings per share under two different methods, basic and diluted, and present per share data for all periods in which statements of income are presented. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of incremental shares available upon conversion of Class B common shares which are convertible into Class A common shares at a rate of 1.075 Class A common shares per Class B common share. Common stock equivalents from stock options are excluded for the three month periods ended March 31, 2008 and March 31, 2007, as their effect was not dilutive.
     The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three month periods ended March 31, 2008 and 2007.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2008	2007
	(In thousands,
Basic earnings per share calculation	except per share data)
Numerator:
Net income to common stockholders	$4,051	$4,727

Denominator:
Weighted average of common shares outstanding	64,545	69,482

Basic earnings per share	$0.06	$0.07

Diluted earnings per share calculation
Numerator:
Net income to common stockholders	$4,051	$4,727

Denominator:
Weighted average of common shares outstanding	64,545	69,482
Assumed conversion of Class B shares	654	723

Diluted weighted average shares outstanding	65,199	70,205

Diluted earnings per share	$0.06	$0.07

6. ACQUISITION
     On January 1, 2008, ALC acquired the operations of eight assisted and independent living residences consisting of a total of 541 leased units for a purchase price including fees and expenses of $14.8 million. The lease has an initial term expiring in March 2015 with three five-year renewal options. ALC financed this transaction with borrowings under its $100 million credit facility. In connection with the assumed lease, the Company guarantees certain quarterly minimum occupancy levels and are subject to net worth, minimum capital expenditure requirements per residence, per annum and minimum fixed charge coverage ratios. Failure to comply with these covenants could result in an event of default under the lease. At March 31, 2008, ALC was in compliance with all covenants.
     The Company’s initial allocation of fair value resulted in the following:

(In thousands)
Operating lease intangible and renewals	$11,216
Resident relationship intangible	2,205
Non-compete agreements	1,006
Vehicles	97
Other	300

Total	$14,824

     The operating lease intangible and renewals will be amortized over the corresponding time frames of the lease or option, the resident relationship intangible will be amortized over three to four years, and the non-compete agreements will be amortized over the term of the non-compete agreements which is five years. Vehicles will be depreciated over four years.
7. SHARE REPURCHASE
     On December 14, 2006, the Board of Directors of the Company authorized a share repurchase program of up to $20 million of the Company’s Class A Common Stock. On August 20, 2007 and December 18, 2007, the Board of Directors expanded the repurchase program by an additional $20 million and $25 million, respectively, bringing the total authorized share repurchase to $65 million through December 18, 2008. Shares may be repurchased in the open market or in privately negotiated transactions from time to time in accordance with appropriate SEC guidelines and regulations and subject to market conditions, applicable legal requirements, and other factors. As of March 31, 2008, 6,204,760 shares had been repurchased for a total cost of $48.2 million at an average cost of

ASSISTED LIVING CONCEPTS, INC.
$7.77 per share. During the first quarter of 2008, the Company purchased 1,513,700 shares at an average cost of $6.01 per share, for a total cost of $9.1 million. The stock repurchases were financed through existing funds and borrowings under the Company’s existing $100 million credit facility.

ASSISTED LIVING CONCEPTS, INC.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Forward-looking statements are subject to risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those risks, uncertainties and assumptions described or referred to in Item 1A — Risk Factors in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and in Part II, Item 5 — Other Information — Forward-Looking Statements and Cautionary Factors in this report.
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements in Part I, Item 1 of this report.
Executive Overview
     In the first quarter of 2008 we increased our average private pay occupancy by 412 units over the first quarter of 2007. The increase in occupied private pay units resulted from acquiring 481 occupied private pay units in the January 1, 2008 acquisition of the operations of BBLRG, LLC doing business as Cara Vita (the “Cara Vita Acquisition”) and 85 occupied private pay units from the July 20, 2007 acquisition of a newly built residence in Dubuque, Iowa (the “Dubuque Acquisition” and together with the Cara Vita Acquisition, the “Acquisitions”), partially offset by a reduction in our same residence portfolio of 154 occupied private pay units. Compared to the fourth quarter of 2007, our private pay occupancy increased by 315 units of which 481 were attributable to the Cara Vita Acquisition, partially offset by a reduction in our same residence portfolio of 166 private pay units.
     In the first quarter of 2008, we continued to reduce the number of units available to Medicaid residents. As compared to the first quarter of 2007 we reduced our occupied Medicaid units by 868 units. We exited Medicaid contracts at an accelerated pace in 2007, primarily in response to actions by the State of Texas to initiate a managed Medicaid system. Had the State of Texas not initiated managed Medicaid service agreements through third parties, we would not have allowed our traditional Medicaid contracts to lapse during the first half of 2007. Although the accelerated phase of our exit from Medicaid contracts in Texas is complete, our Medicaid census continues to decline because we no longer accept new Medicaid residents and only allow private pay residents to rollover into the Medicaid program in a very limited number of residences. Compared to the fourth quarter of 2007, our number of units occupied by Medicaid residents was reduced by 159 units.
     We believe our strategy to reduce the number of units available to Medicaid residents has also impacted our private pay population. As discussed above, in the first quarter of 2008 we had a reduction of 154 private pay occupied units on a same residence basis. We believe this reduction largely represents private pay residents who resided in our residences with the intention of rolling into Medicaid programs. We believe our strategy to no longer allow Medicaid rollovers resulted in their accelerated move out as they relocated into residences that accept rollovers to Medicaid programs. Comparing the first quarter of 2008 to the first quarter of 2007, 186 of the reduction in private pay units occurred at residences with Medicaid contracts or where we recently ended Medicaid contracts. Over that same time period, our private pay occupancy at residences that do not accept Medicaid increased by 32 units. The reduction from these circumstances is referred to in this report as the “Private Pay Impact”.
     Looking at the 166 private pay unit reduction in the first quarter of 2008 as compared to the fourth quarter of 2007, the Private Pay Impact moderated with 97 of the reduction in private pay units occurring at residences with Medicaid contracts or residences where we recently ended Medicaid contracts. Over that same time period, our private pay occupancy at residences that do not accept Medicaid decreased by 69 units. During this period we continued to experience a high level of private pay resident move outs without the corresponding expected number of move-ins.
     To the extent we have not been able to immediately fill vacancies with private pay residents, reducing the Medicaid population has resulted in reductions to our overall occupancy. We believe it is a necessary part of our long-term strategy to improve the overall revenue base. In the first quarters of 2008 and 2007, the average occupancy rate for all of our residences was 71.7% and 83.7%, respectively, and private pay revenues as a percent of total revenues were 90.6% and 81.4%, respectively.
Business Strategies
     We plan to grow our revenue and operating income by:
▪	increasing the overall size of our portfolio through additions to existing residences and acquisitions;

▪	increasing our occupancy rate and the percentage of revenue derived from private pay sources; and

ASSISTED LIVING CONCEPTS, INC.
▪	applying operating efficiencies achievable from owning a large number of assisted living residences.
Increasing the overall size of our portfolio through both building additional capacity to existing residences and acquisitions
     As of the date of this report, we have begun construction for the expansion units in our program to add 400 units on to existing owned buildings. We are awaiting construction bids on only a few of the projects. To date, bids have been consistent with our original estimated cost of $125,000 per unit. This unit cost includes the addition of common areas such as media rooms, family gathering areas and exercise facilities. Construction is expected to be completed during the second half of 2008. Our process of selecting buildings for expansion consisted of identifying what we believe to be our best performing buildings as determined by factors such as current occupancy, strength of the local management team, private pay mix of the current population, and demographic trends for the area.
     We plan to continue to grow our portfolio by making selective acquisitions in markets with favorable private pay demographics. In November of 2006 we acquired a fully tenanted private pay 40 unit assisted living residence in Escanaba, Michigan at a cost of approximately $4.6 million. On July 20, 2007, we completed the Dubuque Acquisition, a newly constructed 185 unit assisted/independent living residence in Dubuque, Iowa at a cost of approximately $24.4 million.
     Effective January 1, 2008, we completed the Cara Vita Acquisition, consisting of eight leased assisted living residences with a total of 541 units for a purchase price including expenses of $14.8 million. The residences, five of which are located in Georgia, and one in each of South Carolina, Alabama and Florida were occupied with 481 private pay residents. The lease has an initial term expiring in March 2015 with three five-year renewal options.
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
     We plan to improve our payer mix by increasing our private pay population. Specifically, through March 31, 2008, we have increased the number of units available to private pay residents by exiting Medicaid contracts at 41 of our residences, and reaching an agreement with the state of Oregon to gradually reduce the number of units available to Medicaid residents through attrition. In limited circumstances we may be required to allow residents who were formally private pay to remain in the residence if they later qualify for Medicaid. We plan to focus on moving private pay residents into our residences. These initiatives are referred to in this report as the “Private Pay Initiatives.” To the extent we do not immediately fill vacancies with private pay residents, reducing the Medicaid population results in reductions to our overall occupancy and revenues, but is a necessary part of our long-term strategy to improve the overall revenue base. Private pay rates generally exceed those offered through state Medicaid programs by 25% to 35%.
Applying operating efficiencies achievable from owning a large number of assisted living residences
     The senior living industry, and specifically the independent living and assisted living segments, are large and fragmented and characterized by many small and regional operators. According to figures available from the American Seniors Housing Association, the top five operators of senior living residences measured by total resident capacity service less than 14% of total capacity. We plan to leverage the efficiencies of scale we have achieved through the consolidated purchasing power of our residences, our standardized operating model, and our centralized financial and management functions to lower costs at residences we may acquire.
     The remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:
▪	Business Overview. This section provides a general financial description of our business, including the sources and composition of our revenues and operating expenses. In addition, this section outlines the key performance indicators that we use to monitor and manage our business and to anticipate future trends.

ASSISTED LIVING CONCEPTS, INC.
▪	Consolidated Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

▪	Liquidity and Capital Resources. This section provides a discussion of our liquidity and capital resources as of March 31, 2008, and our expected future cash needs.

▪	Critical Accounting Policies. This section discusses accounting policies which we consider to be critical to obtain an understanding of our condensed consolidated financial statements because their application on the part of management requires significant judgment and reliance on estimations of matters that are inherently uncertain.
Business Overview
Revenues
     We generate revenue from private pay and Medicaid sources. For the three months ended March 31, 2008 and 2007, approximately 90.6% and 81.4%, respectively, of our revenues were generated from private pay sources. Residents are charged an accommodation fee that is based on the type of accommodation they occupy and a service fee that is based upon their assessed level of care. We generally offer studio, one-bedroom and two-bedroom accommodations. The accommodation fee is based on prevailing market rates of similar assisted living accommodations. The service fee is based upon periodic assessments, which include input of the resident and the resident’s physician and family and establish the additional hours of care and service provided to the resident. We offer various levels of care for assisted living residents who require less or more frequent and intensive care or supervision. For the three months ended March 31, 2008 and 2007, approximately 79% and 80%, respectively, of our private pay revenue was derived from accommodation fees with the balance derived from service fees. Both the accommodation and level of care service fees are charged on a per day basis, pursuant to residency agreements with month-to-month terms.
     Medicaid rates are generally lower than rates earned from private payers. Therefore, we consider our private pay mix an important performance indicator.
     Although we intend to continue to reduce the number of units occupied by residents paying through Medicaid, as of March 31, 2008, we provided assisted living services to Medicaid funded residents at 73 of the residences we operate. Medicaid programs in each state determine the revenue rates for accommodations and levels of care. The basis of the Medicaid rates varies by state and in certain states is subject to negotiation.
Residence Operations Expenses
     For all continuing residences, residence operations expense percentages consisted of the following at March 31.

	2008	2007
Wage and benefit costs	61%	63%
Property related costs	22	21
Other operating costs	17	16

Total	100%	100%

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

ASSISTED LIVING CONCEPTS, INC.
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
Average Revenue Rate by Payer Source
     The average revenue rate by each payer source represents the average daily revenues earned from accommodation and service fees provided to private pay and Medicaid residents. The daily revenue rate by each payer source is calculated by dividing aggregate revenues earned by payer type by the total ADC for its payer source in the corresponding period.
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
     In addition, we assess the key performance indicators for residences that we operated in all reported periods, or “same residence” operations. Same residence data in this report excludes the Acquisitions.

ASSISTED LIVING CONCEPTS, INC.
ADC
All Continuing Residences
     The following table sets forth our average daily census (“ADC”) for the three month periods ended March 31, 2008 and 2007 for both private pay and Medicaid residents for all of the continuing residences whose results are reflected in our condensed consolidated financial statements.
Average Daily Census

	2008	2007
Private pay	5,631	5,219
Medicaid	873	1,741

Total ADC	6,504	6,960

Private pay revenue percentage	90.6%	81.4%

     During the first quarter of 2008, total ADC on an all continuing residence basis decreased 6.6%, while private pay ADC increased 7.9%, and Medicaid ADC decreased 49.9%, from the corresponding period of 2007. Increased private pay census resulted from the Acquisitions, partially offset by the Private Pay Impact. Medicaid census reductions are consistent with our strategy to decrease the number of units in our residences that are available for residents who rely on Medicaid.
Same Residence Basis
     The following table is presented on a same residence basis, and therefore removes the impact of the Acquisitions. The table sets forth our average daily census for the three month period ended March 31, 2008 and 2007 for both private and Medicaid payers for all residences on a same residence basis.
Average Daily Census

	2008	2007
Private pay	5,065	5,219
Medicaid	873	1,741

Total ADC	5,938	6,960

Private pay revenue percentage	89.7%	81.4%

     During the first quarter of 2008, total ADC on a same residence basis decreased 14.7%, while private pay ADC decreased 3.0%, and Medicaid ADC decreased 49.9% from the corresponding periods of 2007. Private pay census decreases were primarily due to the Private Pay Impact. Same residence statistics for Medicaid residents changed for the same reasons discussed above for all continuing residences.
Occupancy Percentage
     Occupancy percentages are impacted by our completion and opening of new residences and additions to existing residences. As total capacity of a newly completed addition or a new residence increases, occupancy percentages are impacted as the residence is filling the additional units. After the completion of the construction we generally plan for additional units to take anywhere from one to one and a half years to reach optimum occupancy levels (defined by us as at least 90%).
     Due to the impact on occupancy rates that developmental units have on historical results, we split occupancy information between mature and developmental units. In general, developmental units are defined as the additional units in a residence that has undergone an expansion or in a new residence that has opened. New units identified as developmental are classified as such for a period of no longer than 12 months after completion of construction. Between January 1, 2006 and March 31, 2008, we completed the following projects that increased our operational capacity: (1) 2006 — two additions (37 units) and one acquisition (40 units), (2) 2007— two additions (48 units) and the Dubuque Acquisition and (3) 2008 — the Cara Vita Acquisition. The 2006 acquisition and the 2008 Cara Vita Acquisition are being classified as mature as they were at least 90% occupied on the date of acquisition. As a result,

ASSISTED LIVING CONCEPTS, INC.
these units (except for the 2006 acquisition and 2008 Cara Vita Acquisition) constitute the “developmental” units in the tables below. All units that are not developmental are considered mature units.
All Continuing Residences
     The following table sets forth our occupancy percentages for the three month periods ended March 31, 2008 and 2007 for all mature and developmental continuing residences whose results are reflected in our condensed consolidated financial statements.
Occupancy Percentage

	2008		2007
		%		%
	# of Units	Occupancy	# of Units	Occupancy
Mature	8,845	72.4%	8,269	84.2%

Developmental	231	43.0%	55	54.6%

Total residences	9,076	71.7%	8,324	83.7%

     For the three months ended March 31, 2008, we saw a decline in mature residences occupancy percentage from 84.2% to 72.4% and a decrease in occupancy in our developmental residences from 54.6% to 43.0%.
     Occupancy percentages for all residences decreased from 83.7% in the 2007 period to 71.7% in the 2008 period.
     The declines in our occupancy percentage for the three months ended March 31, 2008 is primarily due to our continuing focused effort to reduce the number of units available for Medicaid residents and the Private Pay Impact. Changes in the developmental category are a function of the small number of units and specific residences classified in this category.
Same Residence Basis
     The following table sets forth the occupancy percentages outlined above on a same residence basis for the three month periods ended March 31.
Occupancy Percentage

	2008		2007
		%		%
	# of Units	Occupancy	# of Units	Occupancy
Mature	8,304	71.4%	8,165	84.1%

Developmental	46	19.5%	34	54.6%

Total residences	8,350	71.1%	8,199	83.7%

     For the three months ended March 31, 2008, we saw a decline in mature residences occupancy percentage from 84.1% to 71.4% and a decrease in occupancy in our developmental residences from 54.6% to 19.5%.
     Occupancy percentages for all residences decreased from 83.7% in the 2007 period to 71.1% in the 2008 period.
     The declines in our occupancy percentage for the three months ended March 31, 2008 is primarily due to our continuing focused effort to reduce the number of units available for Medicaid residents and the Private Pay Impact. Changes in the developmental category are a function of the small number of units and specific residences classified in this category.
Average Revenue Rate by Payer Source
All Continuing Residences

ASSISTED LIVING CONCEPTS, INC.
     The following table sets forth our average daily revenue rates for the three month periods ended March 31, 2008 and 2007 for both private pay and Medicaid payers for all continuing residences whose results are reflected in our condensed consolidated financial statements.
Average Daily Revenue Rate

	2008	2007
Private pay	$106.51	$99.18

Medicaid	$71.31	$67.98

Total	$101.79	$91.38

     The average private pay revenue rate increased by 7.4% in the three month period ended March 31, 2008 from the three month period ended March 31, 2007. The average Medicaid pay rate increased by 4.9% during the same time frame. The average daily private pay revenue rate increased primarily as a result of annual rate increases for both room and board and services. Overall Medicaid rates increased as a result of rate increases under exiting Medicaid contracts in states with historically lower reimbursement rates.
Number of Residences Under Operation
     The following table sets forth the number of residences under operation as of March 31.

	2008	2007
Owned	153	152
Under capital lease	5	5
Under operating leases	58	50

Total under operation	216	207

Percent of residences:
Owned	70.8%	73.4%
Under capital leases	2.3	2.4
Under operating leases	26.9	24.2

	100.0%	100.0%

ADJUSTED EBITDA and ADJUSTED EBITDAR
     The following table sets forth a reconciliation of net income to adjusted EBITDA and adjusted EBITDAR as of March 31.

	2008	2007
	(In thousands)
Net income	$4,051	$4,727
Provision for income taxes	2,483	2,898

Income from continuing operations before income taxes	6,534	7,625
Add:
Depreciation and amortization	4,896	4,181
Interest expense, net	1,904	1,215

Transaction costs	—	56
Non-cash equity based compensation	3	6

Adjusted EBITDA	13,337	13,083
Add: Residence lease expense	4,898	3,699

Adjusted EBITDAR	$18,235	$16,782

ASSISTED LIVING CONCEPTS, INC.
The following table sets forth the calculations of adjusted EBITDA and adjusted EBITDAR percentages as of March 31.

	2008	2007
	($ In thousands)
Revenues	$60,247	$57,521

Adjusted EBITDA	$13,337	$13,083

Adjusted EBITDAR	$18,235	$16,782

Adjusted EBITDA as percent of total revenue	22.1%	22.7%

Adjusted EBITDAR as percent of total revenue	30.3%	29.2%

     Adjusted EBITDA and adjusted EBITDAR increased in the first quarter of 2008 primarily due to increased revenues discussed below ($2.7 million) partially offset by an increase in residence operations expenses ($1.1 million), an increase in general and administrative expenses ($0.1 million), and, for adjusted EBITDA, an increase in rental expense ($1.2 million). Residence operations expenses and residence lease expense increased primarily from the Acquisitions, partially offset by reductions in labor expense.
     See “— Business Overview — Key Performance Indicators — Adjusted EBITDA and Adjusted EBITDAR” above for a discussion of our use of adjusted EBITDA and adjusted EBITDAR and a description of the limitations of such use.
Consolidated Results of Operations
Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007
     The following table sets forth details of our revenues and income as a percentage of total revenues for the three month periods ended March 31.

	2008	2007
Revenues	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	64.6	65.6
General and administrative	5.2	5.2
Residence lease expense	8.1	6.5
Depreciation and amortization	8.1	7.3
Transaction costs	—	0.1

Income from operations	14.0	15.3
Interest expense, net	(3.2)	(2.1)
Income tax expense	(4.1)	(5.0)

Net income	6.7%	8.2%

Revenues
     Revenues in the three month period ended March 31, 2008 increased $2.7 million, or 4.7%, to $60.2 million from $57.5 million in the three month period ended March 31, 2007. Revenues increased approximately $5.1 million due to additional revenues from acquired residences, $4.0 million due to higher average daily revenue as a result of rate increases, $0.6 million due to one additional day in the quarter, and were partially offset by $5.4 million due to the planned reductions in the number of units occupied by Medicaid residents, $1.4 million due to a reduction in units occupied by private pay residents and $0.2 million from leasing ALC’s corporate office in the 2007 period only.
Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)
     Residence operating costs increased $1.2 million, or 3.1%, in the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007. Residence operating costs increased approximately $3.3 million as a result of the Acquisitions, but were offset by $2.1 million primarily due to reductions in labor costs.
General and Administrative

ASSISTED LIVING CONCEPTS, INC.
     General and administrative costs increased $0.1 million, or 3.4%, in the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007.
Residence Lease Expense
     Residence lease expense increased $1.2 million to $4.9 million in the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007. Lease expense increased approximately $1.2 million from the CaraVita Acquisition.
Depreciation and Amortization
     Depreciation and amortization increased $0.7 million to $4.9 million in the three month period ended March 31, 2008 compared to $4.2 million in the three month period ended March 31, 2007. Amortization expense increased $0.6 million from the Acquisitions and was offset by a decrease of $0.4 million in resident relationship intangibles that resulted from the 2005 acquisition of ALC and that became fully amortized in January 2007. Depreciation increased $0.1 million from two additions that were completed during 2007, $0.1 million from the Dubuque Acquisition and an additional $0.3 million from general capital expenditures across our portfolio of 216 residences.
Transaction Costs
     No costs related to the Separation were incurred in the three month period ended March 31, 2008. Transaction costs related to our Separation from Extendicare amounted to approximately $0.1 million in the three month period ended March 31, 2007.
Income from Operations
     Income from operations for the three month period ended March 31, 2008 was $8.4 million compared to $8.8 million for the three month period ended March 31, 2007 due to the reasons described above.
Interest Income
     Interest income decreased $0.3 million to $0.2 million in the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007. The decrease was due to lower interest rates on invested cash and decreased cash available for investment.
Interest expense
     Interest expense increased $0.4 million to $2.1 million in the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007. The increase was due to borrowings on our $100 million credit facility to fund the Acquisitions and repurchase of our Class A Common Stock.
Income before Income Taxes
     Income before income taxes for the three month period ended March 31, 2008 was $6.5 million compared to $7.6 million for the three month period ended March 31, 2007 due to the reasons described above.
Income Tax Expense
     Income tax expense for the three month period ended March 31, 2008 was $2.5 million compared to $2.9 million for the three month period ended March 31, 2007. Our effective tax rate was 38.0% for both the three month periods ended March 31, 2008 and 2007.
Net Income
     Net income for the three month period ended March 31, 2008 was $4.1 million compared to $4.7 million for the three month period ended March 31, 2007 due to the reasons described above.

ASSISTED LIVING CONCEPTS, INC.
Liquidity and Capital Resources
Sources and Uses of Cash
     We had cash and cash equivalents of $14.1 million at both March 31, 2008 and December 31, 2007. The table below sets forth a summary of the significant sources and uses of cash for the three month periods ended March 31.

	2008	2007
	(In thousands)
Cash provided by operating activities	$16,259	$12,912
Cash used in investing activities	(3,466)	(3,979)
Cash used in financing activities	(12,717)	(488)

Increase in cash and cash equivalents	$76	$8,445

     Cash provided by operating activities was $16.3 million in the three months ended March 31, 2008 compared to $12.9 million in the three months ended March 31, 2007.
     Our working capital decreased $0.8 million in the three months ended March 31, 2008 compared to December 31, 2007. There were no significant changes in the components of working capital.
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
     Property and equipment increased $0.4 million in the three months ended March 31, 2008 compared to December 31, 2007. Property and equipment increased $3.8 million from capital expenditures (including new construction), $0.1 million from acquisitions, $0.6 million of accrued construction costs related to our expansion plan and decreased by $4.1 million from depreciation expense.
     Total debt, including both current and long-term, was $126.0 million as of March 31, 2008, a decrease of $3.7 million from $129.7 million at December 31, 2007. The decrease in debt was due to repayment of borrowings under our $100 million credit facility of $3.0 million, other mortgage debt payments of $0.6 million, and amortization of market value adjustments of $0.1 million.
     Cash used in investing activities was $3.5 million for the three months ended March 31, 2008 compared to $4.0 million in the three months ended March 31, 2007. Investment activities in the three months ended March 31, 2008 included the CaraVita acquisition in January of 2008 for $14.5 million ($14.9 million had been designated for this acquisition as of December 31, 2007), payments for new construction projects of $0.3 million and other capital expenditures of $3.6 million. Investment activities in the three month period ended March 31, 2007 included $1.1 million for new construction and $2.8 million for other capital expenditures.
     Cash used in financing activities was $12.7 million for the three months ended March 31, 2008 compared to $0.5 million in the three months ended March 31, 2007. In the 2008 period financing activities consisted primarily of the repurchase of 1,513,700 shares of Class A Common Stock at a total cost of $9.1 million, repayment of borrowings under our $100 million credit facility of $3.0 million and $0.6 million of repayments on other mortgage debt. In the 2007 period, financing activities consisted primarily of $0.6 million of mortgage debt payments.
$100 Million Credit Facility
     On November 10, 2006, ALC entered into a five year, $100 million revolving credit agreement with General Electric Capital Corporation and other lenders. The facility is guaranteed by certain ALC subsidiaries that own approximately 64 of the residences in our portfolio and secured by a lien against substantially all of the assets of ALC and such subsidiaries. Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate or LIBOR plus an amount that varies according to a pricing grid based on a consolidated leverage test. At March 31, 2008 this amount was 150 basis points. Under certain conditions, ALC may request a $50 million increase in the facility.

ASSISTED LIVING CONCEPTS, INC.
     There were $39 million and $0 million of borrowings under the facility at March 31, 2008 and March 31, 2007, respectively. As of December 31, 2007, borrowings of $42 million were outstanding under the facility. At March 31, 2008, ALC was in compliance with all covenants and available borrowings under the facility were $61 million.
Debt Instruments
     There were no material changes in our debt obligations from December 31, 2007 to March 31, 2008, and, as of the date of this report ALC was in compliance with all financial covenants in its debt agreements.
Principal Repayment Schedule
     There were no material changes in our monthly debt service payments from December 31, 2007 to March 31, 2008.
Letters of credit
     As of March 31, 2008, we had $4.9 million in outstanding letters of credit, the majority of which are secured by cash. Approximately $3.0 million of the letters of credit provide security for worker’s compensation insurance and the remaining $1.9 million of letters of credit are security for landlords of leased properties. During the quarter ended March 31, 2008, we changed liability insurance carriers which resulted in the release of a $5.0 million letter of credit. All the letters of credit are renewed annually and have maturity dates ranging from July 2008 to January 2009.
Restricted Cash
     As of March 31, 2008, restricted cash consists of $0.6 million of cash deposits securing letters of credit, $3.1 million of cash deposits as security for Oregon Trust Deed Notes, and $0.1 million of cash deposits as security for HUD Insured Mortgages. In March 2008, we changed liability insurance carriers which resulted in the release of a $5.0 million letter of credit and $5 million of cash collateral.
Off Balance Sheet Arrangements
     ALC has no off balance sheet arrangements.
Cash Management
     As of March 31, 2008, we held unrestricted cash and cash equivalents of $14.1 million. The Company monitors daily incoming cash flows and outgoing expenditures to ensure available cash is invested on a daily basis.
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
Expansion Plans
     As of the date of this report, we have begun construction for the expansion units in our program to add 400 units on to existing owned buildings. We are awaiting construction bids on only a few projects. To date, bids have been consistent with our original estimated cost of $125,000 per unit. This unit cost includes the addition of common areas such as media rooms, family gathering areas and exercise facilities. Construction is expected to be completed during the second half of 2008. Our process of selecting buildings for expansion consisted of identifying what we believe to be our best performing buildings as determined by factors such as current occupancy, strength of the local management team, private pay mix of the current population, and demographic trends for the area.
Share Repurchase

ASSISTED LIVING CONCEPTS, INC.
     On December 14, 2006, our Board of Directors authorized a share repurchase program of up to $20 million of our Class A Common Stock. On August 20, 2007 and December 18, 2007, the Board of Directors expanded the repurchase program by an additional $20 million and $25 million, respectively, bringing the total authorized share repurchase to $65 million through December 18, 2008. Shares may be repurchased in the open market or in privately negotiated transactions from time to time in accordance with appropriate SEC guidelines and regulations and subject to market conditions, applicable legal requirements, and other factors. As of March 31, 2008, 6,204,760 shares had been repurchased for a total cost of $48.2 million at an average cost of $7.77 per share. During the first quarter of 2008, we purchased 1,513,700 shares at an average cost of $6.01 per share, for a total cost of $9.1 million. The stock repurchases were financed through existing funds and borrowings under our existing $100 million credit facility.
Accrual for Self-Insured Liabilities
     At March 31, 2008, we had an accrued liability for settlement of self-insured liabilities of $1.3 million in respect of general and professional liability claims. Claim payments were $0.1 million in the three months ended March 31, 2008 and there were no payments in the three months ended March 31, 2007. The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported. We estimate that $0.3 million of the total $1.3 million liability will be paid in the next twelve months. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. We believe we have provided sufficient provisions for general and professional liability claims as of March 31, 2008.
     At March 31, 2008, we had an accrual for workers’ compensation claims of $3.5 million. Claim payments for the three months ended March 31, 2008 and 2007 were $0.5 million and $0.4 million respectively. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. We believe we have provided sufficient provisions for workers’ compensation claims as of March 31, 2008.
     At March 31, 2008, we had an accrual for medical insurance claims of $1.1 million. The accrual is an estimate based on the historical claims per participant incurred over the historical lag time between date of service and payment by our third party administrator. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. We believe we have provided sufficient provisions for medical insurance claims as of March 31, 2008.
Unfunded Deferred Compensation Plan
     At March 31, 2008, we had an accrual of $2.0 million for our unfunded deferred compensation plan. ALC implemented an unfunded deferred compensation plan in 2005 which is offered to company employees defined as highly compensated by the Internal Revenue Code in which participants may defer up to 10% of their base salary.
$100 Million Credit Facility
     On November 10, 2006, we entered into the revolving credit facility with General Electric Capital Corporation and other lenders. The revolving credit facility is available to us to provide liquidity for expansions, acquisitions, working capital, capital expenditures, share repurchases, and for other general corporate purposes. See “Liquidity and Capital Resources — $100 Million Credit Facility” above for a more detailed description of the terms of the revolving credit facility.
Contractual Obligations
     There were no material changes in our contractual obligations outside of the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Critical Accounting Policies
     Our condensed consolidated financial statements have been prepared in conformity with GAAP. For a full discussion of our accounting policies as required by GAAP, refer to our Annual Report on Form 10-K, for the year ended December 31, 2007. We consider certain accounting policies to be critical to an understanding of our condensed consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Qualitative Disclosures
     At March 31, 2008, our long-term debt including the current portion consisted of fixed-rate debt of $86.7 million, exclusive of a $0.3 million purchase accounting market value adjustment and variable rate debt of $39.0 million. As of December 31, 2007, our long-term debt consisted of fixed-rate debt of $87.3 million, exclusive of a $0.4 million purchase accounting market value adjustment and variable rate debt of $42.0 million.
     Our earnings are affected by changes in interest rates as a result of our borrowings on our $100 million credit facility. At March 31, 2008, we had $39.0 million of variable rate borrowings based on the LIBOR rate plus a premium. As of March 31, 2008, our variable rate is 150 basis points in excess of the LIBOR rate. For every 1% change in the LIBOR rate, our interest expense will change by approximately $390,000 annually. This analysis does not consider changes in the actual level of borrowings or repayments that may occur subsequent to March 31, 2008. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.
     As of March 31, 2008, we have no material derivative instruments. We do not speculate using derivative instruments and do not engage in derivative trading of any kind.
Quantitative Disclosures
     There were no material changes in the principal or notional amounts and related weighted average interest rates by year of maturity for our debt obligations since December 31, 2007.
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

Part II. OTHER INFORMATION
Item 1A. RISK FACTORS.
There are no material changes to the disclosure regarding risk factors in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In compliance with Item 703 of Regulation S-K, the Company provides the following summary of its purchases of Class A Common Stock during its first quarter of 2008.

				(d)
				Maximum Number
		(b)	(c)	(or Approximate
	(a)	Average	Total Number of	Dollar Value) of
	Total	Price Paid	Shares Purchased as	Shares that May
	Number of	Per Share	Part of Publicly	Yet Be Purchased
	Shares	(excluding	Announced Plans or	Under the Plans or
Period	Purchased	fees)	Programs	Programs (1)
January 1, 2008 to January 31, 2008	—	—	—	$26,010,314

February 1, 2008 to February 29, 2008	—	—	—	$26,010,314

March 31, 2008 to March 31, 2008	1,513,700 (1)	$6.00	1,513,700	$16,933,529

Total	1,513,700 (1)	$6.00	1,513,700	$16,933,529

(1)	Consists of purchases made through the share purchase program originally announced on December 14, 2006 ($20 million), and expanded on August 20, 2007 (additional $20 million) and December 18, 2007 (additional $25 million), under which ALC may repurchase up to $65 million of its outstanding shares of Class A Common Stock through December 18, 2008.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company’s Annual Meeting of Stockholders was held on May 5, 2008 (“Annual Meeting”). At the Annual Meeting, the only matters submitted for a vote were: (i) a proposal to elect nine directors to serve as directors until the 2009 Annual Meeting of Stockholders and until their respective successors are elected and qualified; (ii) a proposal to amend and restate the Company’s Amended and Restated Articles of Incorporation; and (iii) a proposal to approve the 2006 Omnibus Incentive Compensation Plan.
A total of 35,381,340 shares of Class A Common Stock and 7,621,888 shares of Class B Common Stock were represented at the meeting in person or by proxy. Each share of Class A Common Stock was entitled to one vote and each share of Class B Common Stock was entitled to ten votes. A total of 111,600,220 votes were represented at the meeting. As of the record date for the meeting, there were 54,628,653 shares outstanding of Class A Common Stock and 8,717,648 shares outstanding of Class B Common Stock.

All of the nominated directors were elected. The results of the vote on the election of directors were:

Name	For	Withheld
Laurie A. Bebo	111,292,413	307,807
Alan Bell	111,080,998	519,222
Jesse C. Brotz	103,744,560	7,855,660
Derek H.L. Buntain	105,674,756	5,925,464
David J. Hennigar	104,249,566	7,350,654
Malen S. Ng	108,629,992	2,970,228
Melvin A. Rhinelander	111,293,943	306,277
Charles H. Roadman II, MD	111,292,693	307,527
Michael J. Spector	111,405,457	194,763
The proposal to amend and restate the Company’s Amended and Restated Articles of Incorporation was approved. The results of the vote on the proposal to amend and restate the Company’s Amended and Restated Articles of Incorporation were:

			Broker
For	Against	Abstain	Non-Votes
110,286,982	1,295,785	17,453	0
The proposal to approve the 2006 Omnibus Incentive Compensation Plan was approved. The results of the vote on the proposal to approve the 2006 Omnibus Incentive Compensation Plan were:

			Broker
For	Against	Abstain	Non-Votes
106,131,068	1,562,081	14,964	3,892,107

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
     Factors and uncertainties facing our industry and us include:
▪	national, regional and local competition which could cause us to lose market share and revenue;

▪	markets where overbuilding exists and future overbuilding in other markets where we operate our residences may adversely affect our operations;

▪	our ability to cultivate new or maintain existing relationships with physicians and others in the communities in which we operate could affect occupancy rates;

▪	events which adversely affect the ability of seniors to afford our monthly resident fees, including declines in housing markets that restrict the ability of seniors to obtain funds from the sale of their homes, could cause our occupancy rates, revenues and results of operations to decline;

▪	changes in the percentage of our residents that are private residents may affect our profitability;

▪	reductions in Medicaid rates could decrease our revenues;

▪	termination of our resident agreements and vacancies in the living spaces we lease could adversely affect our revenues, earnings and occupancy levels;

▪	increases in labor costs, as a result of a shortage of qualified personnel or otherwise, could increase operating costs;

▪	personal injury claims, if successfully made against us, could materially and adversely affect our financial condition and results of operations;

▪	failure to comply with laws and government regulation could lead to fines and penalties;

▪	compliance with regulations may require us to make unanticipated expenditures which could increase our costs and therefore adversely affect our earnings and financial condition;

▪	audits and investigations under contracts with federal and state government agencies could have adverse findings that impact our business;

▪	failure to comply with environmental laws, including laws regarding the management of infectious medical waste, could materially and adversely affect our financial condition and results of operations;

▪	failure to comply with laws governing the transmission and privacy of health information could materially and adversely affect our financial condition and results of operations;

▪	efforts to regulate the construction or expansion of healthcare providers could impair our ability to expand through construction and redevelopment;

▪	we may make acquisitions that could subject us to a number of operating risks; and

▪	costs associated with capital improvements could adversely affect our profitability.
     Factors and uncertainties related to our indebtedness and lease arrangements include:
▪	loan covenants could restrict our operations and defaults could result in the acceleration of indebtedness or cross-defaults, any of which would negatively impact our liquidity and inhibit our ability to grow our business and increase revenues;

▪	if we do not comply with the requirements in leases or debt agreements pertaining to revenue bonds, we would be subject to financial penalties;

▪	our indebtedness and long-term leases could adversely affect our liquidity, our ability to operate our business, and our ability to execute our growth strategy; and

▪	increases in market interest rates could significantly increase the costs of our unhedged debt and lease obligations, which could adversely affect our liquidity and earnings.
     Additional risk factors are discussed under the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission and available through the Investor Relations section of our website, www.alcco.com.

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
John Buono
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: May 8, 2008

S-1

ASSISTED LIVING CONCEPTS, INC.
EXHIBIT INDEX TO MARCH 31, 2008 QUARTERLY REPORT ON FORM 10-Q

Exhibit
Number	Description
3.1	Amended and Restated Articles of Incorporation

10.1	Amended and Restated Master Lease Agreement, dated as of January 1, 2008, between subsidiaries of Assisted Living Concepts, Inc. and Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated December 31, 2007, File No. 001-13498)

10.2	Guaranty of Lease dated as of January 1, 2008, by Assisted Living Concepts, Inc. for the benefit of Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated December 31, 2007, File No. 001-13498)

10.3	Form of 2008 Tandem Stock Option/Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.3 to current report of Assisted Living Concepts, Inc. on Form 8-K dated March 29, 2008, File No. 001-13498)

10.4	Form of 2008 Cash Incentive Compensation Award Agreement (incorporated by reference to Exhibit 10.14 to Annual Report of Assisted Living Concepts, Inc. on Form 10-K for the fiscal year ended December 31, 2007, File No. 001-13498)

10.5	Employment Agreement — Laurie A. Bebo (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated April 15, 2008, File No. 001-13498)

10.6	Employment Agreement — John Buono (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated April 15, 2008, File No. 001-13498)

10.7	Employment Agreement — Eric B. Fonstad (incorporated by reference to Exhibit 10.3 to current report of Assisted Living Concepts, Inc. on Form 8-K dated April 15, 2008, File No. 001-13498)

10.8	Employment Agreement — Walter A. Levonowich (incorporated by reference to Exhibit 10.4 to current report of Assisted Living Concepts, Inc. on Form 8-K dated April 15, 2008, File No. 001-13498)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EI-1