Form 10-Q
period 2008-06-30
ASSISTED LIVING CONCEPTS INC
filed 2008-08-07
CIK 929994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2008, the registrant had 52,710,497 shares of its Class A common stock, $0.01 par value outstanding and 8,636,017 shares of its Class B common stock, $0.01 par value outstanding.

ASSISTED LIVING CONCEPTS, INC.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ASSISTED LIVING CONCEPTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,932	$14,066
Investments	3,622	4,596
Accounts receivable, less allowances of $953 and $992, respectively	3,412	3,746
Supplies, prepaid expenses and other current assets	6,159	6,733
Deferred income taxes	4,150	4,080

Total current assets	32,275	33,221
Property and equipment, net	399,379	395,141
Goodwill and other intangible assets, net	30,712	20,736
Restricted cash	1,330	8,943
Cash designated for acquisition	—	14,864
Other assets	3,426	3,336

Total Assets	$467,122	$476,241

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,920	$7,800
Accrued liabilities	17,155	17,951
Deferred revenue	7,151	6,346
Accrued income taxes	404	198
Current maturities of long-term debt	14,469	26,543
Current portion of self-insured liabilities	300	300

Total current liabilities	49,399	59,138
Accrual for self-insured liabilities	1,249	941
Long-term debt	117,185	103,176
Deferred income taxes	7,882	9,008
Other long-term liabilities	9,752	9,444
Commitments and contingencies

Total Liabilities	185,467	181,707

Preferred Stock, par value $0.01 per share, 25,000,000 shares authorized, none issued or outstanding	—	—
Class A Common Stock, par value $0.01 per share, 400,000,000 shares authorized, 52,902,278 and 56,131,873 issued and outstanding, respectively	595	595
Class B Common Stock, par value $0.01 per share, 75,000,000 shares authorized, 8,664,967 and 8,727,458 issued and outstanding, respectively	100	100
Additional paid-in capital	313,592	313,548
Accumulated other comprehensive (loss) income	(515)	103
Retained earnings	27,645	19,318
Treasury stock at cost, Class A Common Stock, 8,087,760 and 4,691,060 shares, respectively	(59,762)	(39,130)

Total Stockholders’ Equity	281,655	294,534

Total Liabilities and Stockholders’ Equity	$467,122	$476,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$57,854	$57,426	$118,101	$114,947
Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	37,020	38,219	75,945	75,977
General and administrative	2,990	3,839	6,080	6,826
Residence lease expense	5,009	3,460	9,907	7,159
Depreciation and amortization	4,348	4,323	9,244	8,504
Transaction costs	—	—	—	56

Total operating expenses	49,367	49,841	101,176	98,522

Income from operations	8,487	7,585	16,925	16,425
Other expense:
Interest income	291	604	470	1,070
Interest expense	(1,882)	(1,461)	(3,965)	(3,142)

Income before income taxes	6,896	6,728	13,430	14,353
Income tax expense	(2,620)	(2,556)	(5,103)	(5,454)

Net income	$4,276	$4,172	$8,327	$8,899

Weighted average common shares:
Basic	63,015	69,482	63,780	69,482
Diluted	63,667	70,183	64,433	70,194
Per share data:
Basic earnings per common share	$0.07	$0.06	$0.13	$0.13

Diluted earnings per common share	$0.07	$0.06	$0.13	$0.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$8,327	$8,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,244	8,504
Amortization of purchase accounting adjustments for:
Leases and debt	(397)	(429)
Below market resident leases	—	(39)
Provision for bad debt	39	158
Provision for professional/general liability insurance	447	300
Payments for professional/general liability insurance	(140)	(204)
Deferred income taxes	2,298	756
Equity-based compensation expense	44	192
Changes in assets and liabilities:
Accounts receivable	295	1,713
Supplies, prepaid expenses and other current assets	574	869
Accounts payable	2,120	485
Accrued liabilities	(796)	286
Deferred revenue	805	1,857
Income taxes payable/receivable	562	137
Other non-current assets	7,523	2,364
Other long-term liabilities	524	709

Cash provided by operating activities	31,469	26,557

INVESTING ACTIVITIES:
Payment for acquisition	(14,532)	—
Cash designated for acquisition	14,864	—
Payments for new construction projects	(3,125)	(2,098)
Accrued costs of new construction	(945)	—
Payments for purchases of property and equipment	(8,350)	(5,968)

Cash used in investing activities	(12,088)	(8,066)

FINANCING ACTIVITIES:
Capital contributions from Extendicare	—	74
Purchase of treasury stock	(20,632)	(2,791)
Proceeds from issuance of new mortgage debt	9,026	—
Proceeds from borrowings on revolving credit facility	6,000	—
Payments of long-term debt	(12,909)	(1,130)

Cash used in financing activities	(18,515)	(3,847)

Increase in cash and cash equivalents	866	14,644
Cash and cash equivalents, beginning of year	14,066	19,951

Cash and cash equivalents, end of period	$14,932	$34,595

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$4,061	$3,319
Income tax payments, net of refunds	2,245	4,460
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     Assisted Living Concepts, Inc. and its subsidiaries (“ALC”) operate 216 assisted and independent living residences in 20 states in the United States totaling 9,076 units as of June 30, 2008. ALC’s residences average approximately 40 to 60 units and offer residents a supportive, home-like setting and assistance with the activities of daily living.
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
     The accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three and six month periods ended June 30, 2008 and 2007 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in ALC’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results are not necessarily indicative of results that may be expected for the entire year ending December 31, 2008.
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
     At June 30, 2008 and December 31, 2007, ALC had approximately 71% and 60%, respectively, of its accounts receivable derived from private payer sources, with the balance owing under various state Medicaid programs. Although management believes there are no credit risks associated with government agencies other than possible funding delays, claims filed under the Medicaid program can be denied if not properly filed prior to a statute of limitations.
     ALC periodically evaluates the adequacy of its allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds, which vary by payer type. Allowances for uncollectibility are considered based upon the evaluation of the circumstances for each of these specific accounts. In addition, ALC has developed internally-determined percentages for establishing an allowance for doubtful accounts, which are based upon historical collection

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
trends for each payer type and age of the receivables. Accounts receivable that ALC specifically estimates to be uncollectible, based upon the above process, are fully reserved in the allowance for doubtful accounts until they are written off or collected. ALC wrote off accounts receivable of $0.4 million and $0.5 million in the six month periods ended June 30, 2008 and 2007, respectively. Bad debt expense was $0.4 million for the six month period ended June 30, 2008 and $0.3 million for the six month period ended June 30, 2007.
(c) Comprehensive Income
     Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity which under GAAP are excluded from results of operations. For the three and six month periods ended June 30, 2008 and 2007, this consists of unrealized gains and losses on available for sale investment securities, net of any related tax effect.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Net income	$4,276	$4,172	$8,327	$8,899
Unrealized gains (losses)	8	744	(618)	502

Total comprehensive income	$4,284	$4,916	$7,709	$9,401

(d) Income Taxes
     Prior to the Separation Date, ALC’s results of operations were included in the consolidated federal tax return of ALC’s most senior U.S. parent company, Extendicare Holdings, Inc. (“EHI”). Federal current and deferred income taxes payable (or receivable) were determined as if ALC had filed its own income tax returns. As of the Separation Date, ALC became responsible for filing its own income tax returns. In all periods presented, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which became effective for ALC on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. For the benefits of a tax position to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 has not resulted in a transition adjustment to retained earnings for ALC.
     As of June 30, 2008, ALC has total gross unrecognized tax benefits of $0.7 million compared with $0.6 million as of December 31, 2007, representing an increase of $0.1 million for the first six months of 2008. Of the total gross unrecognized tax benefits, $0.4 million, if recognized, would reduce our effective tax rate in the period of recognition. At June 30, 2008, we had accrued interest and penalties related to unrecognized tax benefits of $0.2 million.
     ALC and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions. At June 30, 2008, ALC is under examination by the Internal Revenue Service (the “IRS”) for the 2005 and 2006 tax years. The IRS examination of the 2004 tax return was closed in the quarter ended March 31, 2008. ALC’s gross unrecognized tax benefits balance is not expected to change upon completion of the exams.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(e) New Accounting Pronouncements
     On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 requires the fair value of an asset or liability to be based on a market based measure which reflects the credit risk of the company. SFAS No. 157 also requires expanded disclosures including the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. ALC adopted SFAS No. 157 on January 1, 2008 and it has not had a material impact on ALC’s consolidated financial statements.
     In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. ALC adopted SFAS 159 on January 1, 2008 and it has not had a material impact on ALC’s consolidated financial statements.
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
3. LONG-TERM EQUITY-BASED COMPENSATION PROGRAM
     Effective October 31, 2006, ALC’s Board of Directors approved and adopted and ALC’s sole stockholder approved the Assisted Living Concepts, Inc. 2006 Omnibus Incentive Compensation Plan (the “2006 Omnibus Plan”). On May 5, 2008, the 2006 Omnibus Plan was again approved by ALC stockholders. The 2006 Omnibus Plan is administered by the Compensation/Nomination/Governance Committee of the Board of Directors (the “Committee”) and provides for grants of a variety of incentive compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, cash incentive awards and other equity-based or equity-related awards (performance awards).
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
     On May 5, 2008 the Committee recommended and the Board of Directors approved grants of 20,000 Options/SARs to each of the eight non management directors. The aggregate number of Options/SARs granted was 160,000. The Options/SARs vest over time and are not subject to performance vesting features. The Options/SARs become exercisable in one third increments on the first, second and third anniversaries of the grant date. Once exercisable, awards may be exercised either by purchasing shares of Class A common stock at the exercise price or exercising the stock appreciation right. The Committee has sole discretion to determine whether stock appreciation rights are settled in shares of Class A common stock, cash or a combination of shares of Class A common stock and cash. The Options/SARs have an exercise price of $6.42, the closing price of the Class A common stock on the New York Stock Exchange on May 7, 2008, the second full trading day following the May 5, 2008 release of earnings, and expire five years from the grant date.
     ALC adopted FASB Statement No. 123 (revised), Share-Based Payment (“SFAS 123R”) in connection with its initial grants of Options/SARs effective March 30, 2007. A summary of Options/SARs activity as of and for the six month periods ended June 30, 2008 and 2007 is presented below.

	2008		2007
		Weighted		Weighted
	#	Average	#	Average
	Options	Exercise	Options	Exercise
	/ SARs	Price	/ SARs	Price
Outstanding at beginning of period	320,000	$11.80	—	—
Granted	647,500	$6.02	380,000	$11.80
Exercised	—	—	—	—
Expired	(320,000)	$11.80	—	—

Outstanding at end of period	647,500	$6.02	380,000	$11.80

Options Exercisable at June 30	—	$—	—	$—

Weighted average fair value of options	$2.64		$6.01

Aggregate intrinsic value of options	$—		$—

Weighted average contractual term	4.9 years		4.9 years

     ALC uses the Black-Scholes option value model to estimate the fair value of stock options and similar instruments. Stock option valuation models require various assumptions, including the expected stock price volatility, risk-free interest rate, dividend yield, and forfeiture rate. In estimating the fair value of the Options/SARs granted on March 29, 2008, and May 5, 2008, ALC used a risk free rate equal to the five year U.S. Treasury yield in effect on the first business date after the grant date. The expected life of the Options/SARs (five years) was estimated using expected exercise behavior of option holders. Expected volatility was based on an ALC’s Class A common stock volatility since it began trading on November 10, 2006 and ending on the date of grant. Because the Class A common stock has traded for less than the expected contractual term, an average of a peer group’s historical volatility for a period equal to the Options/SARs’ expected life, ending on the date of grant, was compared to the historical ALC volatility with no material difference. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. Because of a lack of history, the forfeiture rate was estimated at 0 percent of the Options/SARs awarded and may be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. The Options/SARs have characteristics that are significantly different from those of traded options and changes in the various input assumptions can materially affect the fair value estimates. The fair value of the Options/SARs was estimated at the date of grant using the following weighted average assumptions.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	May 5,	March 29,	March 30,
	2008	2008	2007
Expected life from grant date (in years)	5	5	5
Risk-free interest rate	3.15%	2.50%	5.45%
Volatility	45.8%	46.9%	53.1%
Dividend yield	—	—	—
Weighted average fair value (per share)	$2.83	$2.58	$6.01
     The grant of the Options/SAR’s had no impact on the diluted number of shares in either the six months ended June 30, 2008 or June 30, 2007. Compensation expense of $40,891 and $186,000 related to the Options/SARs was recorded in the quarters ended June 30, 2008 and 2007, respectively, and $44,338 and $192,000 for the six month periods ended June 30, 2008 and 2007. Unrecognized compensation cost at June 30, 2008 and 2007 was approximately $0.7 million and $2.1 million, respectively, and the weighted average period over which it is expected to be recognized is three years.
4. GOODWILL AND OTHER INTANGIBLE ASSETS
     The following is a summary of the changes in the carrying amount of goodwill for the six month period ended June 30, 2008 (in thousands):

Balance at December 31, 2007	$19,909
Additions	—
Adjustments	(3,494)

Balance at June 30, 2008	$16,415

     The adjustment to goodwill related to reversing a valuation allowance against deferred tax assets associated with the completion of an IRS audit of the 2004 tax return. These deferred tax assets were recorded prior to ALC’s acquisition by Extendicare in January 2005.
     Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of other intangible assets as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Resident relationships	$9,304	$(6,860)	$2,444	$7,099	$(6,272)	$827
Operating lease intangible and renewal options	11,928	(346)	11,582	—	—	—
Non-compete agreements	301	(30)	271	—	—	—

Total	$21,533	$(7,236)	$14,297	$7,099	$(6,272)	$827

     Amortization expense related to definite-lived intangible assets for the three month periods ended June 30, 2008 and 2007 was $0.2 million and $0.5 million, respectively. Amortization expense related to definite-lived intangible assets for the six month periods ended June 30, 2008 and 2007 was $1.0 million and $1.1 million, respectively.
5. EARNINGS PER SHARE
     ALC computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 requires companies to compute earnings per share under two different methods, basic and diluted, and to present per share data for all periods in which statements of income are presented. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the weighted average

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist of incremental shares available upon conversion of Class B common shares which are convertible into Class A common shares at a rate of 1.075 Class A common shares per Class B common share. Common stock equivalents from stock options/SARs are excluded for the three and six month periods ended June 30, 2008 and 2007, as their effect was not dilutive.
     The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and six month periods ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands,
	except per share data)
Basic earnings per share calculation
Numerator:
Net income to common stockholders	$4,276	$4,172	$8,327	$8,899

Denominator:
Weighted average of common shares outstanding	63,015	69,482	63,780	69,482

Basic earnings per share	$0.07	$0.06	$0.13	$0.13

Diluted earnings per share calculation
Numerator:
Net income to common stockholders	$4,276	$4,172	$8,327	$8,899

Denominator:
Weighted average of common shares outstanding	63,015	69,482	63,780	69,482
Assumed conversion of Class B shares	652	701	653	712

Diluted weighted average shares outstanding	63,667	70,183	64,433	70,194

Diluted earnings per share	$0.07	$0.06	$0.13	$0.13

6. ACQUISITION
     On January 1, 2008, ALC acquired the operations of BBLRG, LLC, doing business as CaraVita, consisting of eight assisted and independent living residences and a total of 541 leased units, for a purchase price including fees and expenses of $14.8 million. The master lease has an initial term expiring in March 2015 with three five-year renewal options. ALC financed this transaction with borrowings under its $100 million credit facility. In connection with the master lease, ALC guarantees certain quarterly minimum occupancy levels and is subject to net worth, minimum capital expenditure requirements per residence, per annum and minimum fixed charge coverage ratios. Failure to comply with these covenants could result in an event of default under the master lease. At June 30, 2008, ALC was in compliance with all covenants.
     ALC’s final allocation of fair value resulted in the following:

(In thousands)
Operating lease intangible and renewals	$11,928
Resident relationship intangible	2,205
Non-compete agreements	301
Vehicles	97
Other	293

Total	$14,824

     The operating lease intangible will be amortized over the term of the lease excluding the final five years as the renewal is based on the then determined fair value. The resident relationship intangible will be amortized over three to four years, and the non-compete agreements will be amortized over 5 years which is the term of the non-compete agreements. Vehicles will be depreciated over four years.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. SHARE REPURCHASE
     On December 14, 2006, the Board of Directors of ALC authorized a share repurchase program of up to $20 million of ALC’s Class A common stock. On August 20, 2007 and December 18, 2007, the Board of Directors expanded the repurchase program by an additional $20 million and $25 million, respectively, bringing the total authorized share repurchase to $65 million through December 18, 2008. Shares may be repurchased in the open market or in privately negotiated transactions from time to time in accordance with appropriate SEC guidelines and regulations and subject to market conditions, applicable legal requirements, and other factors. As of June 30, 2008, 8,087,760 shares had been repurchased for a total cost of $59.5 million at an average cost of $7.36 per share (plus fees of $0.03 per share). During the second quarter of 2008, ALC purchased 1,883,000 shares at an average cost of $6.09 per share (plus fees of $.03 per share), for a total cost of $11.5 million. The stock repurchases were financed through existing funds and borrowings under ALC’s existing $100 million credit facility.
8. FINANCING AND COMMITTMENTS
     The first of three DMG Mortgage Notes payable in 2008 came due on May 1, 2008. ALC repaid the first note for $11.9 million with borrowings under the $100 million credit facility and on June 10, 2008 mortgaged three of the seven residences located in Texas which had secured the maturing debt with DMG. The new $9.0 mortgage debt bears interest at 7.07% and is due in July 2018. ALC incurred $0.2 million of closing costs which are being amortized over the ten year life of the loan. The remaining $12.5 million in DMG Mortgage Notes are due in August 2008 ($5.3 million) and in December 2008 ($7.2 million). ALC plans to refinance the maturing notes through either additional mortgages or with borrowings under the $100 million credit facility.
     Construction continues on the expansion units in our program to add 400 units to existing owned buildings. Weather issues, primarily related to heavy rains and flooding in the Midwest, have resulted in minor timing delays. We expect to complete, license, and begin accepting new residents in approximately 250 units by the end of the fourth quarter of 2008, with a targeted completion of the remaining units by the end of the first quarter of 2009. To date, cost estimates have been consistent with our original estimates of $125,000 per unit. Through June 30, ALC has spent $3.1 million and expects to spend an additional $35 to $37 million by the end of 2008. ALC plans to finance the construction through internally generated cash flow and either additional mortgages or with borrowings under the $100 million credit facility.
9. SUBSEQUENT EVENTS
     The second of three DMG Mortgage Notes payable in 2008 came due on August 1, 2008. ALC repaid the second note for $5.3 million with borrowings under the $100 million credit facility. The remaining $7.2 million in DMG Mortgage Notes are due in December 2008. ALC plans to refinance the maturing note through either additional mortgages or with borrowings under the $100 million credit facility.
     On August 6, 2008, ALC’s Board of Directors authorized an increase in its Class A common stock repurchase program by $15 million. On December 14, 2006, ALC announced a share repurchase program for up to $20 million of its Class A common stock. On August 20, 2007, and December 18, 2007, ALC announced that its Board of Directors authorized increases to the stock repurchase program of $20 million and $25 million, respectively. The August 6, 2008, increase brings the total authorization to $80 million through August 6, 2009. From June 30, 2008 through August 4, 2008, ALC repurchased an additional 122,900 shares at an aggregate cost of $642 thousand and an average price of $5.22 per share (plus $0.03 per share in fees). Through August 4, 2008, ALC has repurchased 8,210,660 shares of its Class A common stock at an aggregate cost of $60.2 million and an average price of $7.33 per share (plus $0.03 per share in fees) under the share repurchase program.

ASSISTED LIVING CONCEPTS, INC.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Forward-looking statements are subject to risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those risks, uncertainties and assumptions described or referred to in Item 1A — Risk Factors in Part I of ALC’s Annual Report on Form 10-K for the year ended December 31, 2007, and in Part II, Item 5 — Other Information — Forward-Looking Statements and Cautionary Factors in this report.
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements in Part I, Item 1 of this report.
Executive Overview
     Average private pay occupancy in the second quarter of 2008 increased by 189 units over the second quarter of 2007. The increase resulted from the addition of 481 occupied private pay units in the January 1, 2008 acquisition of the operations of BBLRG, LLC doing business as CaraVita (the “CaraVita Acquisition”) and 85 occupied private pay units in the July 20, 2007 acquisition of a newly built residence in Dubuque, Iowa (the “Dubuque Acquisition” and, together with the CaraVita Acquisition, the “Acquisitions”), partially offset by a reduction of a total of 377 private pay occupied units in our same residence portfolio and in the Acquisitions since their respective dates of acquisition. Average private pay occupancy in the second quarter of 2008 decreased by 150 units as compared to the first quarter of 2008.
     We continued to reduce the number of units available to Medicaid residents in the second quarter of 2008. Occupied Medicaid units decreased by 681 units in the second quarter of 2008 as compared to the second quarter of 2007. In 2007, we exited Medicaid contracts at an accelerated pace, primarily in response to actions by the State of Texas to initiate a managed Medicaid system. Had the State of Texas not initiated managed Medicaid service agreements through third parties, we would not have allowed our traditional Medicaid contracts to lapse during the first half of 2007. Although the accelerated phase of our exit from Medicaid contracts in Texas is complete, our Medicaid census continues to decline overall because we no longer accept new Medicaid residents and only allow private pay residents to rollover into Medicaid programs at a very limited number of residences. Average Medicaid occupancy in the second quarter of 2008 decreased by 110 units as compared to the first quarter of 2008.
     We believe that the implementation of our strategy to reduce the number of units available to Medicaid residents has also resulted in lower private pay occupancy. We believe that the reduction in private pay occupancy over the last year largely represents private pay residents who intended to rollover from private pay into Medicaid programs. We believe our decision to no longer allow Medicaid rollovers caused certain private pay residents to move out of our residences and into other residences that continue to accept Medicaid rollovers. Comparing the second quarter of 2008 to the second quarter of 2007, 250 units of the 377 reduction in private pay units occurred at 119 residences that either have Medicaid contracts or where Medicaid contracts recently ended. The reduction in private pay occupancy from these circumstances is referred to in this report as the “Private Pay Impact”. Over that same time period, private pay occupancy at 97 residences that do not accept Medicaid decreased by 127 units. We believe the decrease in occupancy at these residences is largely related to recent economic conditions. Although an individual’s decision to continue to live at an assisted living residence is generally needs based, we continue to experience a high level of private pay resident move outs. We believe these move outs result largely from residents’ inability to obtain necessary funds from the sale of their homes and from an increased ability and willingness of other family members to provide care at home. The reduction in private pay occupancy from these circumstances is referred to in this report as the “Economic Impact”.
     Looking at the reduction of 150 occupied private pay units in the second quarter of 2008 as compared to the first quarter of 2008, the Private Pay Impact moderated with 18 units of the reduction occurring at residences with Medicaid contracts or residences where Medicaid contracts recently ended. Over that same time period, private pay occupancy at residences that do not accept Medicaid decreased by 132 units. We believe this reduction was largely due to the Economic Impact.
     The Private Pay Impact, Economic Impact, and planned reductions in Medicaid occupancy have resulted in reductions to our overall occupancy. We believe the reduction in Medicaid occupancy and resulting Private Pay Impact are necessary parts of our long-term strategy to improve the overall revenue base. In the second quarters of 2008 and 2007, the average occupancy rate for all of our residences was 68.8% and 80.9%, respectively, and private pay revenues as a percent of total revenues was 91.4% and 84.4%, respectively.

ASSISTED LIVING CONCEPTS, INC.
Business Strategies
     We plan to grow our revenue and operating income by:
▪	increasing the overall number of units in our portfolio through additions to existing residences and acquisitions of additional residences;

▪	increasing occupancy and the percentage of revenue derived from private pay sources; and

▪	applying operating efficiencies achievable from owning a large number of assisted living residences.
Increasing the overall size of our portfolio through both building additional capacity on to existing residences and acquisitions
     Construction continues on the expansion units in our program to add 400 units onto existing owned residences. Weather issues, primarily related to heavy rains and flooding in the Midwest, have resulted in minor timing delays. We expect to complete, license, and begin accepting new residents in approximately 250 units by the end of 2008, with a targeted completion of the remaining units by the end of the first quarter of 2009. To date, cost estimates have been consistent with our original estimates of $125,000 per unit. Our process of selecting buildings for expansion consisted of identifying what we believe to be our best performing buildings as determined by factors such as occupancy, strength of the local management team, private pay mix, and demographic trends for the area and then selecting those properties with suitable land for expansion.
     We plan to continue to grow our portfolio by making selective acquisitions in markets with favorable private pay demographics. In November of 2006 we acquired a fully tenanted private pay 40 unit assisted living residence in Escanaba, Michigan at a cost of approximately $4.6 million and have included this residence in our current expansion plans. On July 20, 2007, we completed the Dubuque Acquisition, a newly constructed 185 unit assisted/independent living residence in Dubuque, Iowa at a cost of approximately $24.4 million. Effective January 1, 2008, we completed the CaraVita Acquisition, consisting of eight leased assisted living residences with a total of 541 units for a purchase price including expenses of $14.8 million. The residences, five of which are located in Georgia and one in each of South Carolina, Alabama and Florida, were occupied with 481 private pay residents at the time of acquisition. The lease has an initial term expiring in March 2015 with three five-year renewal options.
Increasing our occupancy rate and the percentage of revenue derived from private pay sources
     One of our strategies is to increase the number of residents in our residences that are private pay, both by filling existing vacancies with private pay residents and by gradually decreasing the number of units that are available for residents that rely on Medicaid.
     We use a focused sales and marketing effort designed to increase demand for our services among private pay residents and establish ALC as the provider of choice for residents who value wellness and quality of care. Because of the size of our operations and the depth of our experience in the senior living industry, we believe we are able to effectively identify and maximize cost efficiencies and expand our portfolio by investing in attractive assets in our target communities. Additional regional, divisional and corporate costs associated with our growth are anticipated to be proportionate to current operating levels.
     We plan to improve our payer mix by increasing our private pay population. Specifically, through June 30, 2008, we have increased the number of units available to private pay residents by exiting Medicaid contracts at 43 of our residences, and reaching an agreement with the state of Oregon to gradually reduce the number of units available to Medicaid residents through attrition. In limited circumstances we may be required to allow residents who are private pay to remain in the residence if they later convert to Medicaid. We plan to focus on moving private pay residents into our residences. These initiatives are referred to in this report as the “Private Pay Initiatives.” To the extent we do not immediately fill vacancies with private pay residents, reducing the Medicaid population results in reductions to our overall occupancy and revenues, but is a necessary part of our long-term strategy to improve the overall revenue base. Revenues from Medicaid programs are lower than from private pay sources. Private pay rates generally exceed those offered through state Medicaid programs by 25% to 35%.
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

ASSISTED LIVING CONCEPTS, INC.
to leverage the efficiencies of scale we have achieved through the consolidated purchasing power of our residences, our standardized operating model, and our centralized financial and management functions to lower costs at residences we may acquire.
     The remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:
▪	Business Overview. This section provides a general financial description of our business, including the sources and composition of our revenues and operating expenses. In addition, this section outlines the key performance indicators that we use to monitor and manage our business and to anticipate future trends.

▪	Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and six month periods ended June 30, 2008 compared to the three and six month periods ended June 30, 2007.

▪	Liquidity and Capital Resources. This section provides a discussion of our liquidity and capital resources as of June 30, 2008, and our expected future cash needs.

▪	Critical Accounting Policies. This section discusses accounting policies which we consider to be critical to obtain an understanding of our condensed consolidated financial statements because their application on the part of management requires significant judgment and reliance on estimations of matters that are inherently uncertain.
Business Overview
Revenues
     We generate revenue from private pay and Medicaid sources. For the six month periods ended June 30, 2008 and 2007, approximately 91.0% and 82.9%, respectively, of our revenues were generated from private pay sources. Residents are charged an accommodation fee that is based on the type of accommodation they occupy and a service fee that is based upon their assessed level of care. We generally offer studio, one-bedroom and two-bedroom accommodations. The accommodation fee is based on prevailing market rates of similar assisted living accommodations. The service fee is based upon periodic assessments, which include input of the resident and the resident’s physician and family and establish the additional hours of care and service provided to the resident. We offer various levels of care for assisted living residents who require less or more frequent and intensive care or supervision. For the six month periods ended June 30, 2008 and 2007, approximately 79% and 80%, respectively, of our private pay revenue was derived from accommodation fees with the balance derived from service fees. Both the accommodation and level of care service fees are charged on a per day basis, pursuant to residency agreements with month-to-month terms.
     Medicaid rates are generally lower than rates earned from private payers. Therefore, we consider our private pay mix an important performance indicator.
     Although we intend to continue to reduce the number of units occupied by residents paying through Medicaid, as of June 30, 2008, we provided assisted living services to Medicaid funded residents at 73 of the residences we operate. Medicaid programs in each state determine the revenue rates for accommodations and levels of care. The basis of the Medicaid rates varies by state and in certain states is subject to negotiation.
Residence Operations Expenses
     For all continuing residences, residence operations expense percentages consisted of the following at June 30.

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
Wage and benefit costs	62%	62%	62%	62%
Property related costs	20	18	21	19
Other operating costs	18	20	17	19

Total	100%	100%	100%	100%

     The largest component of our residence operations expense consist of wages and benefits and property related costs which include utilities, property taxes, and building maintenance related costs. Other operating costs include food, advertising, insurance, and

ASSISTED LIVING CONCEPTS, INC.
other operational costs related to providing services to our residents. Property related costs tend to be fixed and therefore have become a larger percentage of our overall costs due to declining occupancy.
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
     We understand that EBITDA and EBITDAR, or derivatives thereof, are customarily used by lenders, financial and credit analysts, and many investors as performance measures in evaluating a company’s ability to service debt and meet other payment obligations or as common valuation measurements in the long-term care industry. Moreover, our revolving credit facility contains covenants in which a form of EBITDA is used as a measure of compliance, and we anticipate a form of EBITDA will be used in covenants in any new financing arrangements that we may establish. We believe adjusted EBITDA and adjusted EBITDAR provide meaningful supplemental information regarding our core results because these measures exclude the effects of non-operating factors related to our capital assets, such as the historical cost of the assets.
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

ASSISTED LIVING CONCEPTS, INC.
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
ADC
All Continuing Residences
     The following table sets forth our average daily census (“ADC”) for the three and six month periods ended June 30, 2008 and 2007 for both private pay and Medicaid residents for all of the continuing residences whose results are reflected in our condensed consolidated financial statements.
Average Daily Census

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Private pay	5,481	5,292	5,556	5,255
Medicaid	763	1,444	818	1,592

Total ADC	6,244	6,736	6,374	6,847

Private pay revenue percentage	91.4%	84.4%	91.0%	82.9%

     During the three and six month periods ended June 30, 2008, total ADC on an all continuing residences basis decreased 7.3% and 6.9%, respectively, while private pay ADC increased 3.6% and 5.7%, and Medicaid ADC decreased 47.2% and 48.6%, from the corresponding periods of 2007. Increased private pay census resulted from the Acquisitions, partially offset by the Economic Impact and the Private Pay Impact. Medicaid census reductions are consistent with our strategy to decrease the number of units in our residences that are available for residents who rely on Medicaid.
Same Residence Basis
     The following table is presented on a same residence basis, and therefore removes 566 residents added through the Acquisitions. Changes in occupancy at the Acquisitions since the respective dates of acquisition are included. The table sets forth our average daily census for the three and six month periods ended June 30, 2008 and 2007 for both private and Medicaid payers for all continuing residences on a same residence basis.
Average Daily Census

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Private pay	4,915	5,292	4,990	5,255
Medicaid	763	1,444	818	1,592

Total ADC	5,678	6,736	5,808	6,847

Private pay revenue percentage	90.5%	84.4%	90.1%	82.9%

     During the three and six month periods ended June 30, 2008, total ADC on a same residence basis decreased 15.7% and 15.2%, while private pay ADC decreased 7.1% and 5.0%, and Medicaid ADC decreased 47.2% and 48.6% from the corresponding periods of 2007. Private pay census decreases were primarily due to the Economic Impact and the Private Pay Impact. Same residence statistics for Medicaid residents changed for the same reasons discussed above for all continuing residences.

ASSISTED LIVING CONCEPTS, INC.
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
     Due to the impact on occupancy rates that developmental units have on historical results, we split occupancy information between mature and developmental units. In general, developmental units are defined as the additional units in a residence that has undergone an expansion or in a new residence that has opened. New units identified as developmental are classified as such for a period of no longer than 12 months after completion of construction. Between January 1, 2006 and June 30, 2008, we completed the following projects that increased our operational capacity: (1) 2006 — two additions (37 units) and one acquisition (40 units), (2) 2007— two additions (48 units) and the Dubuque Acquisition and (3) 2008 — the CaraVita Acquisition. The 2006 acquisition and the 2008 CaraVita Acquisition are being classified as mature as they were at least 90% occupied on the date of acquisition. As a result, these units (except for the 2006 acquisition and 2008 CaraVita Acquisition) constitute the “developmental” units in the tables below. All units that are not developmental are considered mature units.
All Continuing Residences
     The following table sets forth our occupancy percentages for the three and six month periods ended June 30, 2008 and 2007 for all mature and developmental continuing residences whose results are reflected in our condensed consolidated financial statements.
Occupancy Percentage

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	# of	%	# of	%	# of	%	# of	%
	Units	Occupancy	Units	Occupancy	Units	Occupancy	Units	Occupancy
Mature	8,867	69.3%	8,292	81.5%	8,845	70.9%	8,261	82.8%

Developmental	209	48.7%	34	49.8%	231	43.6%	65	52.1%

Total residences	9,076	68.8%	8,326	80.9%	9,076	70.2%	8,326	82.3%

     For the three and six month periods ended June 30, 2008, we saw a decline in mature residences occupancy percentage from 81.5% to 69.3% and from 82.8% to 70.9%, respectively, from the corresponding periods of 2007. Occupancy in our developmental residences decreased in the three and six month periods ended June 30, 2008, from the corresponding periods of 2007 from 49.8% to 48.7% and from 52.1% to 43.6%, respectively.
     Occupancy percentages for all residences decreased from 80.9% to 68.8% in the three month period ended June 30, 2008, and from 82.3% to 70.2% in the six month period ended June 30, 2008, from the respective corresponding periods of 2007.
     The declines in our occupancy percentage for the three and six month periods ended June 30, 2008 are primarily due to our continuing focused effort to reduce the number of units available for Medicaid residents, the Economic Impact and the Private Pay Impact. Changes in the developmental category are a function of the small number of units and specific residences classified in this category.
Same Residence Basis
     The following table sets forth the occupancy percentages outlined above on a same residence basis for the three and six month periods ended June 30, 2008 and 2007.

ASSISTED LIVING CONCEPTS, INC.
Occupancy Percentage

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	# of	%	# of	%	# of	%	# of	%
	Units	Occupancy	Units	Occupancy	Units	Occupancy	Units	Occupancy
Mature	8,326	68.0%	8,292	81.5%	8,304	69.8%	8,261	82.8%

Developmental	24	70.2%	34	49.8%	46	34.0%	65	52.1%

Total residences	8,350	68.0%	8,326	80.9%	8,350	69.6%	8,326	82.3%

     For the three and six month periods ended June 30, 2008, we saw a decline in mature residences occupancy percentage from 81.4% to 68.0% and from 82.8% to 69.8%, respectively, from the corresponding periods of 2007. Occupancy in our developmental properties increased in the three month period ended June 30, 2008 compared to June 30, 2007 from 49.8% to 70.2%. In the comparable six month periods ended June 30, 2008 and 2007, occupancy at our development properties decreased from 52.1% to 34.0%.
     Occupancy percentages for all residences decreased from 80.9% and 82.3% in the three and six month periods ended June 30, 2007 to 68.0% and 69.6% in the comparable periods of 2008.
     The declines in our occupancy percentage for the three and six month periods ended June 30, 2008 were primarily due to our continuing focused effort to reduce the number of units available for Medicaid residents, the Economic Impact and the Private Pay Impact. Changes in the developmental category are a function of the small number of units and specific residences classified in this category.
Average Revenue Rate by Payer Source
All Continuing Residences
     The following table sets forth our average daily revenue rates for the three and six month periods ended June 30, 2008 and 2007 for both private pay and Medicaid payers for all continuing residences whose results are reflected in our condensed consolidated financial statements.
Average Daily Revenue Rate

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Private pay	$105.99	$100.21	$106.26	$99.70

Medicaid	$71.89	$67.62	$71.58	$67.82

Total	$101.82	$93.22	$101.81	$92.29

     The average private pay revenue rate increased by 5.8% and 6.6% in the three and six month periods ended June 30, 2008 from the three and six month periods ended June 30, 2007. The average Medicaid pay rate increased by 6.3% and 5.5% during the same time frame. The average daily private pay revenue rate increased primarily as a result of annual rate increases for both accommodations and services. Overall Medicaid rates increased as a result of exiting Medicaid contracts in states with historically lower reimbursement rates.
Number of Residences Under Operation
     The following table sets forth the number of residences under operation as of June 30.

ASSISTED LIVING CONCEPTS, INC.

	2008	2007
Owned	153	152
Under capital lease	5	5
Under operating leases	58	50

Total under operation	216	207

Percent of residences:
Owned	70.8%	73.4%
Under capital leases	2.3	2.4
Under operating leases	26.9	24.2

	100.0%	100.0%

ADJUSTED EBITDA and ADJUSTED EBITDAR
     The following table sets forth a reconciliation of net income to adjusted EBITDA and adjusted EBITDAR for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Net income	$4,276	$4,172	$8,327	$8,899
Provision for income taxes	2,620	2,556	5,103	5,454

Income from continuing operations before income taxes	6,896	6,728	13,430	14,353
Add:
Depreciation and amortization	4,348	4,323	9,244	8,504
Interest expense, net	1,591	857	3,495	2,072
Transaction costs	—	—	—	56
Non-cash equity based compensation	41	186	44	192

Adjusted EBITDA	12,876	12,094	26,213	25,177
Add: Residence lease expense	5,009	3,460	9,907	7,159

Adjusted EBITDAR	$17,885	$15,554	$36,120	$32,336

     The following table sets forth the calculations of adjusted EBITDA and adjusted EBITDAR percentages for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	($ In thousands)
Revenues	$57,854	$57,426	$118,101	$114,947

Adjusted EBITDA	$12,876	$12,094	$26,213	$25,177

Adjusted EBITDAR	$17,885	$15,554	$36,120	$32,336

Adjusted EBITDA as percent of total revenue	22.3%	21.1%	22.2%	21.9%

Adjusted EBITDAR as percent of total revenue	30.9%	27.1%	30.6%	28.1%

     Adjusted EBITDA and adjusted EBITDAR increased in the second quarter of 2008 primarily due to increased revenues discussed above ($0.4 million), a decrease in residence operations expenses ($1.2 million), and a decrease in general and administrative expenses ($0.7 million), and, for adjusted EBITDA, partially offset by an increase in rental expense ($1.5 million). Residence operations expenses decreased primarily from a reduction in labor expense associated with lower occupancy, partially offset by additional expenses from acquisitions. General and administrative expenses decreased primarily from a change in timing of

ASSISTED LIVING CONCEPTS, INC.
our all-company annual conference, which occurred in the second quarter of 2007 and will take place in the third quarter of 2008, and a reduction in information technology fees resulting from internalizing information technology functions. Residence lease expenses increased primarily from the January 1, 2008 acquisition of the operations of BBLRG, LLC, doing business as CaraVita.
     Increased adjusted EBITDA and adjusted EBITDAR in the first six months of 2008 as compared to the first six months of 2007 resulted primarily from higher revenues as discussed above ($3.2 million) and a reduction in general and administrative expenses ($0.8 million) and, for EBITDA, an increase in residence lease expense ($2.8 million). General and administrative expenses decreased primarily from a change in timing of our all-company annual conference which occurred in the second quarter of 2007 and will take place in the third quarter of 2008, and a reduction in information technology fees resulting from internalizing information technology functions. Residence operations and residence lease expenses increased primarily from the CaraVita Acquisition, offset by labor expense and cost reductions associated with the decline in occupancy.
     See “— Business Overview — Key Performance Indicators — Adjusted EBITDA and Adjusted EBITDAR” above for a discussion of our use of adjusted EBITDA and adjusted EBITDAR and a description of the limitations of such use.
Consolidated Results of Operations
Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007
     The following table sets forth details of our revenues and income as a percentage of total revenues for the three month periods ended June 30.

	2008	2007
Revenues	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	64.0	66.6
General and administrative	5.2	6.7
Residence lease expense	8.7	6.0
Depreciation and amortization	7.4	7.5
Income from operations	14.7	13.2
Interest expense, net	(2.8)	(1.5)
Income tax expense	(4.5)	(4.4)

Net income	7.4%	7.3%

Revenues
     Revenues in the second quarter of 2008 increased from the second quarter of 2007 primarily due to additional revenues from acquired residences ($4.9 million) and higher average daily revenue as a result of rate increases ($3.3 million), partially offset by the planned reduction in the number of units occupied by Medicaid residents ($4.2 million), a reduction in the number of units occupied by private pay residents ($3.3 million), and revenue from leasing ALC’s corporate office ($0.3 million) in the 2007 period only.
Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)
     Residence operating costs decreased $1.2 million, or 3.1%, in the three month period ended June 30, 2008 compared to the three month period ended June 30, 2007. Residence operating costs increased approximately $3.1 million as a result of the Acquisitions, but were offset by reductions of $2.7 million in payroll and benefits costs, $0.7 million in food costs, $0.2 million in insurance costs, $0.5 million in administrative costs and $0.2 million in other costs.
General and Administrative
     General and administrative costs decreased $0.8 million, or 22.1%, in the three month period ended June 30, 2008 compared to the three month period ended June 30, 2007. General and administrative costs decreased $0.5 million in the second quarter because the 2007 all-company annual conference was held in the second quarter of 2007 and the 2008 all-company annual conference will be held in the third quarter of 2008. Other decreases include a $0.2 million reduction in information technology fees resulting from internalizing information technology functions and reduced communications expense of $0.1 million.

ASSISTED LIVING CONCEPTS, INC.
Residence Lease Expense
     Residence lease expense increased $1.5 million to $5.0 million in the three month period ended June 30, 2008 compared to the three month period ended June 30, 2007. Lease expense increased approximately $1.4 million from the CaraVita Acquisition.
Depreciation and Amortization
     Depreciation and amortization was $4.3 million for the three month period ended June 30, 2008 and was unchanged from the three month period ended June 30, 2007. Amortization expense decreased $0.3 million because the resident relationship intangibles that resulted from the 2005 acquisition of ALC became fully amortized in January 2008. Depreciation increased $0.3 million from two additions that were completed during 2007, the Dubuque Acquisition in July 2007, and from general capital expenditures across our portfolio.
Income from Operations
     Income from operations for the three month period ended June 30, 2008 was $8.5 million compared to $7.6 million for the three month period ended June 30, 2007 due to the reasons described above.
Interest Income
     Interest income decreased $0.3 million to $0.3 million in the three month period ended June 30, 2008 compared to the three month period ended June 30, 2007. The decrease was due to lower interest rates on invested cash and decreased cash available for investment.
Interest expense
     Interest expense increased $0.4 million to $1.9 million in the three month period ended June 30, 2008 compared to the three month period ended June 30, 2007. The increase was primarily due to borrowings on our $100 million credit facility to fund the Acquisitions and the repurchase of shares of our Class A common stock.
Income before Income Taxes
     Income before income taxes for the three month period ended June 30, 2008 was $6.9 million compared to $6.7 million for the three month period ended June 30, 2007 due to the reasons described above.
Income Tax Expense
     Income tax expense for the three month periods ended June 30, 2008 and 2007 was $2.6 million. Our effective tax rate was 38.0% for both the three month periods ended June 30, 2008 and 2007.
Net Income
     Net income for the three month period ended June 30, 2008 was $4.3 million compared to $4.2 million for the three month period ended June 30, 2007 due to the reasons described above.
Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007
     The following table sets forth details of our revenues and income as a percentage of total revenues for the six month periods ended June 30.

ASSISTED LIVING CONCEPTS, INC.

	2008	2007
Revenues	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	64.3	66.1
General and administrative	5.2	6.0
Residence lease expense	8.4	6.2
Depreciation and amortization	7.8	7.4
Transaction costs	—	—

Income from operations	14.3	14.3
Interest expense, net	(2.9)	(1.8)
Income tax expense	(4.3)	(4.8)

Net income	7.1%	7.7%

Revenues
     Revenues in the first six months of 2008 increased from the first six months of 2007 primarily due to additional revenues from acquired residences ($10.1 million), higher average daily revenue as a result of rate increases ($7.3 million), and one additional day in the 2008 period due to leap year ($0.6 million), partially offset by a reduction in the number of units occupied by private pay residents ($4.7 million), the planned reduction in the number of units occupied by Medicaid residents ($9.6 million), and revenue from leasing ALC’s corporate office ($0.5 million) in the 2007 period only.
Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)
     Residence operating costs decreased $32,000, or 0.0%, in the six month period ended June 30, 2008 compared to the six month period ended June 30, 2007. Residence operating costs increased approximately $6.2 million as a result of the Acquisitions, but were offset by decreases of $3.6 million in salaries and benefits, $1.1 million in food costs, $0.5 million in insurance costs, $0.8 million in administrative costs, and $0.2 million in other costs.
General and Administrative
     General and administrative costs decreased $0.7 million, or 10.9%, in the six month period ended June 30, 2008 compared to the six month period ended June 30, 2007. General and administrative costs decreased $0.5 million in the six months ended June 30, 2008 because the 2007 all-company annual conference was held in the second quarter of 2007 and the 2008 all-company annual conference will be held in the third quarter of 2008. Other decreases include a $0.4 million reduction in information technology fees resulting from internalizing information technology and reduced communications expense of $0.2 million. These decreases were offset by $0.2 million in increased salaries and benefit costs and additional legal expenses of $0.2 million.
Residence Lease Expense
     Residence lease expense increased $2.7 million to $9.9 million in the six month period ended June 30, 2008 compared to the six month period ended June 30, 2007. Lease expense increased approximately $2.7 million from the CaraVita Acquisition.
Depreciation and Amortization
     Depreciation and amortization increased $0.7 million to $9.2 million in the six month period ended June 30, 2008 compared to $8.5 million in the six month period ended June 30, 2007. Amortization expense increased $0.8 million from the Acquisitions and was offset by a decrease of $0.9 million in resident relationship intangible amortization that resulted from the 2005 acquisition of ALC that became fully amortized in January 2008. Depreciation increased $0.8 million in the six months ended June 30, 2008, compared to the six months ended June 30, 2007. The increase in depreciation expense resulted from two additions that were completed during 2007, the Dubuque Acquisition in July 2007, and from general capital expenditures across our portfolio.
Transaction Costs
     No costs related to the separation from Extendicare were incurred in the six month period ended June 30, 2008. Transaction costs related to our separation amounted to approximately $0.1 million in the six month period ended June 30, 2007.

ASSISTED LIVING CONCEPTS, INC.
Income from Operations
     Income from operations for the six month period ended June 30, 2008 was $16.9 million compared to $16.4 million for the six month period ended June 30, 2007 due to the reasons described above.
Interest Income
     Interest income decreased $0.6 million to $0.5 million in the six month period ended June 30, 2008 compared to the six month period ended June 30, 2007. The decrease was due to lower interest rates on invested cash and a decrease in cash available for investment.
Interest expense
     Interest expense increased $0.8 million to $4.0 million in the six month period ended June 30, 2008 compared to the six month period ended June 30, 2007. The increase was due to borrowings under our $100 million credit facility to fund the Acquisitions and the repurchase of our Class A common stock.
Income before Income Taxes
     Income before income taxes for the six month period ended June 30, 2008 was $13.4 million compared to $14.4 million for the six month period ended June 30, 2007 due to the reasons described above.
Income Tax Expense
     Income tax expense for the six month period ended June 30, 2008 was $5.1 million compared to $5.5 million for the three month period ended June 30, 2007. Our effective tax rate was 38.0% for both the six month periods ended June 30, 2008 and 2007.
Net Income
     Net income for the six month period ended June 30, 2008 was $8.3 million compared to $8.9 million for the six month period ended June 30, 2007 due to the reasons described above.
Liquidity and Capital Resources
Sources and Uses of Cash
     We had cash and cash equivalents of $14.9 million at June 30, 2008 and $14.1 million at December 31, 2007. The table below sets forth a summary of the significant sources and uses of cash for the six month periods ended June 30.

	2008	2007
	(In thousands)
Cash provided by operating activities	$31,469	$26,557
Cash used in investing activities	(12,088)	(8,066)
Cash used in financing activities	(18,515)	(3,847)

Increase in cash and cash equivalents	$866	$14,644

     Cash provided by operating activities was $31.5 million in the six month period ended June 30, 2008 compared to $26.6 million in the six month period ended June 30, 2007.
     Our working capital increased $8.8 million in the six month period ended June 30, 2008 compared to December 31, 2007. Working capital increased primarily because we refinanced $12.1 million of current maturities of long term debt and increased cash by $0.9 million, partially offset by an increase in accounts payable of $2.1 million, a decrease in the market value of our investments of $1.0 million, decreased accounts receivable of $0.3 million, higher taxes payable of $0.2 million, and decreased supplies and prepaid expenses and other current assets of $0.6 million.

ASSISTED LIVING CONCEPTS, INC.
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
     In the six month period ended June 30, 2008, property and equipment increased $4.2 million from December 31, 2007. Property and equipment increased $11.5 million from capital expenditures (including new construction), $0.1 million from acquisitions, and $0.9 million from accrued construction costs related to our expansion plan, partially offset by $8.3 million of depreciation expense.
     Total debt, including both current and long-term, was $131.7 million as of June 30, 2008, an increase of $2.0 million from $129.7 million at December 31, 2007. The increase in debt was due to additional borrowings under our $100 million credit facility of $6.0 million, new mortgage debt of $9.0, repayments on mortgage debt of $12.9 million, and amortization of market value adjustments of $0.1 million.
     Cash used in investing activities was $12.1 million for the six month period ended June 30, 2008 compared to $8.1 million in the six month period ended June 30, 2007. Investment activities in the six month period ended June 30, 2008 included the CaraVita Acquisition in January of 2008 for $14.5 million ($14.9 million had been designated for this acquisition as of December 31, 2007), payments and accruals for new construction projects of $4.1 million and other capital expenditures of $8.4 million. Investment activities in the six month period ended June 30, 2007 included $2.1 million for new construction and $6.0 million for other capital expenditures.
     Cash used in financing activities was $18.5 million for the six month period ended June 30, 2008 compared to $3.8 million in the six month period ended June 30, 2007. In the 2008 period financing activities consisted primarily of the repurchase of 1,883,000 shares of Class A common stock at a total cost of $20.6 million, additional borrowings under our $100 million credit facility of $6.0 million, new mortgage debt financing of $9.0 million and $12.9 million of repayments on other mortgage debt. In the 2007 period, financing activities consisted primarily of $1.1 million of mortgage debt payments and the repurchase of $2.8 million of stock.
$100 Million Credit Facility
     On November 10, 2006, ALC entered into a five year, $100 million revolving credit agreement with General Electric Capital Corporation and other lenders. The facility is guaranteed by certain ALC subsidiaries that own approximately 64 of the residences in our portfolio and secured by a lien against substantially all of the assets of ALC and such subsidiaries. Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate or LIBOR plus an amount that varies according to a pricing grid based on a consolidated leverage test. At June 30, 2008 this amount was 150 basis points. Under certain conditions, and subject to possible market rate adjustments on the entire facility, ALC may request a $50 million increase in the facility.
     There were $48 million of borrowings under the facility at June 30, 2008 and no borrowings outstanding under the facility at June 30, 2007. As of December 31, 2007, borrowings of $42 million were outstanding under the facility. At June 30, 2008, ALC was in compliance with all covenants and available borrowings under the facility were $52 million.
DMG Mortgage Notes Payable in 2008
     The first of three DMG Mortgage Notes payable in 2008 came due on May 31, 2008. We paid off the first note for $11.9 million with borrowings under our $100 million credit facility and on June 10, 2008 mortgaged 3 of the 7 residences located in Texas which had secured the maturing debt with DMG. The new $9.0 mortgage debt bears interest at 7.07% and is due in July 2018. We incurred $0.2 million of closing costs which are being amortized over the 10 year life of the loan. The remaining $12.5 million in DMG Mortgage Notes payable are due in August 2008 ($5.3 million) and in December 2008 ($7.2 million). We plan to refinance the maturing notes through either additional mortgages or with borrowings under the $100 million credit facility.
Debt Instruments
     Other than the DMG mortgages notes referred to above and the increased borrowings on the $100 million credit facility, there were no material changes in our debt obligations from December 31, 2007 to June 30, 2008, and, as of the date of this report ALC was in compliance with all financial covenants in its debt agreements.

ASSISTED LIVING CONCEPTS, INC.
Principal Repayment Schedule
     Other than the changes in debt referred to above, there were no material changes in our monthly debt service payments from December 31, 2007 to June 30, 2008.
Letters of credit
     As of June 30, 2008, we had $4.8 million in outstanding letters of credit, the majority of which are secured by cash. Approximately $3.0 million of the letters of credit provide security for worker’s compensation insurance and the remaining $1.8 million of letters of credit are security for landlords of leased properties. During the six months ended June 30, 2008, we changed general and professional liability insurance carriers and converted from being self-insured to full commercial insurance on a portion of our general and professional liability insurance program which resulted in the release of a $5.0 million letter of credit. All the letters of credit are renewed annually and have maturity dates ranging from July 2008 to August 2009.
Restricted Cash
     As of June 30, 2008, restricted cash consists of $0.5 million of cash deposits securing letters of credit, $0.7 million of cash deposits as security for Oregon Trust Deed Notes, and $0.1 million of cash deposits as security for HUD Insured Mortgages. In March 2008, we changed general and professional liability insurance carriers and converted from being self-insured to full commercial insurance on a portion of our general and professional liability insurance program which resulted in the release of a $5.0 million letter of credit and $5.0 million of cash collateral.
Off Balance Sheet Arrangements
     ALC has no off balance sheet arrangements.
Cash Management
     As of June 30, 2008, we held unrestricted cash and cash equivalents of $14.9 million, of which $8.9 million is held at our captive insurance subsidiary. We monitor daily incoming cash flows and outgoing expenditures to ensure available cash is invested on a daily basis.
Future Liquidity and Capital Resources
     We believe that our cash from operations, together with other available sources of liquidity, including borrowings available under our $100 million revolving credit facility and other borrowings available on unencumbered properties, will be sufficient for the next 12 months and beyond to fund operations, expansion plans, acquisitions, our share buyback program, anticipated capital expenditures, and required payments of principal and interest on our debt.
Expansion Plans
     Construction continues on the expansion units in our program to add 400 units onto existing owned residences. Weather issues, primarily related to heavy rains and flooding in the Midwest, have resulted in minor timing delays. We expect to complete, license, and begin accepting new residents in approximately 250 units by the end of 2008, with a targeted completion of the remaining units by the end of the first quarter of 2009. To date, cost estimates have been consistent with our original estimates of $125,000 per unit.
Share Repurchase
     On August 6, 2008, ALC’s Board of Directors authorized an increase in its Class A common stock repurchase program by $15 million. On December 14, 2006, our Board of Directors authorized a share repurchase program of up to $20 million of our Class A common stock. On August 20, 2007 and December 18, 2007, the Board of Directors expanded the repurchase program by an additional $20 million and $25 million, respectively. The August 6, 2008, increase brings the total authorization to $80 million through August 6, 2009. Shares may be repurchased in the open market or in privately negotiated transactions from time to time in accordance with appropriate SEC guidelines and regulations and subject to market conditions, applicable legal requirements, and other factors. As of June 30, 2008, 8,087,760 shares had been repurchased for a total cost of $59.5 million at an average cost of $7.36 per share (plus fees of $0.03 per share). During the second quarter of 2008, we purchased 1,883,000 shares at an average cost of $6.09 per share (plus fees of $0.03 per share), for a total cost of $11.5 million. The stock repurchases were financed through existing funds and borrowings under our existing $100 million credit facility.

ASSISTED LIVING CONCEPTS, INC.
Accrual for Self-Insured Liabilities
     At June 30, 2008, we had an accrued liability for settlement of self-insured liabilities of $1.5 million in respect of general and professional liability claims. Claim payments were $0.1 million in the six month period ended June 30, 2008 and there were no payments in the six month period ended June 30, 2007. The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported. We estimate that $0.3 million of the total $1.5 million liability will be paid in the next twelve months. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. We believe we have provided sufficient provisions for general and professional liability claims as of June 30, 2008.
     At June 30, 2008, we had an accrual for workers’ compensation claims of $3.5 million. Claim payments for the six month periods ended June 30, 2008 and 2007 were $0.5 million and $0.9 million, respectively. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. We believe we have provided sufficient provisions for workers’ compensation claims as of June 30, 2008.
     At June 30, 2008, we had an accrual for medical insurance claims of $1.0 million. The accrual is an estimate based on the historical claims per participant incurred over the historical lag time between date of service and payment by our third party administrator. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. We believe we have provided sufficient provisions for medical insurance claims as of June 30, 2008.
Unfunded Deferred Compensation Plan
     At June 30, 2008, we had an accrual of $2.1 million for our unfunded deferred compensation plan. ALC implemented an unfunded deferred compensation plan in 2005 which is offered to company employees defined as highly compensated by the Internal Revenue Code in which participants may defer up to 10% of their base salary.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Qualitative Disclosures
     At June 30, 2008, our long-term debt including the current portion consisted of fixed-rate debt of $83.4 million, exclusive of a $0.3 million purchase accounting market value adjustment and variable rate debt of $48.0 million. As of December 31, 2007, our long-term debt consisted of fixed-rate debt of $87.3 million, exclusive of a $0.4 million purchase accounting market value adjustment and variable rate debt of $42.0 million.
     Our earnings are affected by changes in interest rates as a result of our borrowings on our $100 million credit facility. At June 30, 2008, we had $48.0 million of variable rate borrowings based on the LIBOR rate plus a premium. As of June 30, 2008, our variable rate is 150 basis points in excess of the LIBOR rate. For every 1% change in the LIBOR rate, our interest expense will change by approximately $480,000 annually. This analysis does not consider changes in the actual level of borrowings or repayments that may occur subsequent to June 30, 2008. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.
     As of June 30, 2008, we have no material derivative instruments. We do not speculate using derivative instruments and do not engage in derivative trading of any kind.
Quantitative Disclosures
     Other than the $11.9 million payoff and subsequent refinancing of $9.0 million with DMG and the $6.0 million of additional borrowings under the $100 million credit facility, there were no material changes in the principal or notional amounts and related weighted average interest rates by year of maturity for our debt obligations since December 31, 2007.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     In compliance with Item 703 of Regulation S-K, ALC provides the following summary of its purchases of Class A common stock during its second quarter of 2008.

				(d)
				Maximum Number
		(b)	(c)	(or Approximate
	(a)	Average	Total Number of	Dollar Value) of
	Total	Price Paid	Shares Purchased as	Shares that May
	Number of	Per Share	Part of Publicly	Yet Be Purchased
	Shares	(excluding	Announced Plans or	Under the Plans or
Period	Purchased	fees)	Programs	Programs (1)
April 1, 2008 to April 30, 2008	—	—	—	$16,933,529

May 1, 2008 to May 31, 2008	400,000	$6.43	400,000	$14,360,696

June 1, 2008 to June 30, 2008	1,483,000 (1)	$6.00	1,483,000	$5,458,210

Total	1,883,000 (1)	$6.09	1,883,000	$5,458,210

(1)	Consists of purchases made through the share purchase program originally announced on December 14, 2006 ($20 million), and expanded on August 20, 2007 (additional $20 million) and December 18, 2007 (additional $25 million), under which ALC may repurchase up to $65 million of its outstanding shares of Class A common stock through December 18, 2008, (exclusive of fees).
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     ALC’s Annual Meeting of Stockholders was held on May 5, 2008 (“Annual Meeting”). At the Annual Meeting, the only matters submitted for a vote were: (i) a proposal to elect nine directors to serve as directors until the 2009 Annual Meeting of Stockholders and until their respective successors are elected and qualified; (ii) a proposal to amend and restate ALC’s Amended and Restated Articles of Incorporation; and (iii) a proposal to approve the 2006 Omnibus Incentive Compensation Plan.
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
     The proposal to amend and restate ALC’s Amended and Restated Articles of Incorporation was approved. The results of the vote on the proposal to amend and restate ALC’s Amended and Restated Articles of Incorporation were:
     Class A and Class B voting together:

			Broker
For	Against	Abstain	Non-Votes
110,286,982	1,295,785	17,453	0
     Class B voting separately as a class:

			Broker
For	Against	Abstain	Non-Votes
76,217,800	0	1,080	0
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
     Factors and uncertainties facing our industry and us include:
▪	national, regional and local competition which could cause us to lose market share and revenue;

▪	markets where overbuilding exists and future overbuilding in other markets where we operate our residences may adversely affect our operations;

▪	our ability to cultivate new or maintain existing relationships with physicians and others in the communities in which we operate could affect occupancy rates;

▪	events which adversely affect the ability of seniors to afford our monthly resident fees, including general economic downturns and declines in housing markets that restrict the ability of seniors to obtain funds from the sale of their homes, could cause our occupancy rates, revenues and results of operations to decline;

▪	changes in the percentage of our residents that are private residents may affect our profitability;

▪	reductions in Medicaid rates could decrease our revenues;

▪	termination of our resident agreements and vacancies in the living spaces we lease could adversely affect our revenues, earnings and occupancy levels;

▪	increases in labor costs, as a result of a shortage of qualified personnel or otherwise, could increase operating costs;

▪	personal injury claims, if successfully made against us, could materially and adversely affect our financial condition and results of operations;

▪	failure to comply with laws and government regulation could lead to fines and penalties;

▪	compliance with regulations may require us to make unanticipated expenditures which could increase our costs and therefore adversely affect our earnings and financial condition;

▪	audits and investigations under contracts with federal and state government agencies could have adverse findings that impact our business;

▪	failure to comply with environmental laws, including laws regarding the management of infectious medical waste, could materially and adversely affect our financial condition and results of operations;

▪	failure to comply with laws governing the transmission and privacy of health information could materially and adversely affect our financial condition and results of operations;

▪	efforts to regulate the construction or expansion of healthcare providers could impair our ability to expand through construction and redevelopment;

▪	we may make acquisitions that could subject us to a number of operating risks; and

▪	costs associated with capital improvements could adversely affect our profitability.
     Factors and uncertainties related to our indebtedness and lease arrangements include:
▪	loan covenants could restrict our operations and defaults could result in the acceleration of indebtedness or cross-defaults, any of which would negatively impact our liquidity and inhibit our ability to grow our business and increase revenues;

▪	if we do not comply with the requirements in leases or debt agreements pertaining to revenue bonds, we would be subject to financial penalties;

▪	our indebtedness and long-term leases could adversely affect our liquidity, our ability to operate our business, and our ability to execute our growth strategy; and

▪	increases in market interest rates could significantly increase the costs of our unhedged debt and lease obligations, which could adversely affect our liquidity and earnings.
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
John Buono
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: August 7, 2008

S-1

ASSISTED LIVING CONCEPTS, INC.
EXHIBIT INDEX TO JUNE 30, 2008 QUARTERLY REPORT ON FORM 10-Q

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to quarterly report of Assisted Living Concepts, Inc. on Form 10-Q for the quarter ended March 31, 2008, File No. 001-13498)

10.1	Employment Agreement — Laurie A. Bebo (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated April 15, 2008, File No. 001-13498)

10.2	Employment Agreement — John Buono (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated April 15, 2008, File No. 001-13498)

10.3	Employment Agreement — Eric B. Fonstad (incorporated by reference to Exhibit 10.3 to current report of Assisted Living Concepts, Inc. on Form 8-K dated April 15, 2008, File No. 001-13498)

10.4	Employment Agreement — Walter A. Levonowich (incorporated by reference to Exhibit 10.4 to current report of Assisted Living Concepts, Inc. on Form 8-K dated April 15, 2008, File No. 001-13498)

10.5	Form of Director Tandem Stock Option/Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated May 5, 2008, File No. 001-13498)

10.6	Executive Retirement Program, as amended May 5, 2008 (incorporated by reference to Exhibit 10.3 to current report of Assisted Living Concepts, Inc. on Form 8-K dated May 5, 2008, File No. 001-13498)

10.7	Deferred Compensation Plan, as amended May 5, 2008 (incorporated by reference to Exhibit 10.4 to current report of Assisted Living Concepts, Inc. on Form 8-K dated May 5, 2008, File No. 001-13498)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EI-1