Form 10-Q
period 2008-09-30
ASSISTED LIVING CONCEPTS INC
filed 2008-11-06
CIK 929994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of October 31, 2008, the registrant had 52,807,366 shares of its Class A common stock, $0.01 par value outstanding and 8,545,902 shares of its Class B common stock, $0.01 par value outstanding.

ASSISTED LIVING CONCEPTS, INC.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ASSISTED LIVING CONCEPTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,347	$14,066
Investments	2,850	4,596
Accounts receivable, less allowances of $965 and $992, respectively	3,864	3,746
Supplies, prepaid expenses and other current assets	6,106	6,733
Deferred income taxes	4,446	4,080
Income taxes receivable	356	—

Total current assets	23,969	33,221
Property and equipment, net	410,070	395,141
Goodwill and other intangible assets, net	30,162	20,736
Restricted cash	1,338	8,943
Cash designated for acquisition	—	14,864
Other assets	3,099	3,336

Total Assets	$468,638	$476,241

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,529	$7,800
Accrued liabilities	18,805	17,951
Deferred revenue	8,196	6,346
Accrued income taxes	—	198
Current maturities of long-term debt	9,110	26,543
Current portion of self-insured liabilities	300	300

Total current liabilities	46,940	59,138
Accrual for self-insured liabilities	1,429	941
Long-term debt	117,697	103,176
Deferred income taxes	9,093	9,008
Other long-term liabilities	9,920	9,444
Commitments and contingencies

Total Liabilities	185,079	181,707

Preferred Stock, par value $0.01 per share, 25,000,000 shares authorized, none issued or outstanding	—	—
Class A Common Stock, par value $0.01 per share, 400,000,000 shares authorized, 52,806,292 and 56,131,873 issued and outstanding, respectively	595	595
Class B Common Stock, par value $0.01 per share, 75,000,000 shares authorized, 8,546,902 and 8,727,458 issued and outstanding, respectively	100	100
Additional paid-in capital	313,652	313,548
Accumulated other comprehensive (loss) income	(993)	103
Retained earnings	30,611	19,318
Treasury stock at cost, Class A Common Stock, 8,210,660 and 4,691,060 shares, respectively	(60,406)	(39,130)

Total Stockholders’ Equity	283,559	294,534

Total Liabilities and Stockholders’ Equity	$468,638	$476,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$58,367	$57,898	$176,468	$172,845
Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	38,577	38,832	114,522	114,809
General and administrative	3,458	2,663	9,538	9,489
Residence lease expense	4,987	3,595	14,894	10,754
Depreciation and amortization	4,691	4,584	13,935	13,088
Transaction costs	—	—	—	56

Total operating expenses	51,713	49,674	152,889	148,196

Income from operations	6,654	8,224	23,579	24,649
Other expense:
Interest income	17	408	487	1,478
Interest expense	(1,886)	(1,813)	(5,851)	(4,955)

Income before income taxes	4,785	6,819	18,215	21,172
Income tax expense	(1,819)	(2,594)	(6,922)	(8,048)

Net income	$2,966	$4,225	$11,293	$13,124

Weighted average common shares:
Basic	61,357	67,891	62,966	68,946
Diluted	62,004	68,575	63,617	69,648
Per share data:
Basic earnings per common share	$0.05	$0.06	$0.18	$0.19

Diluted earnings per common share	$0.05	$0.06	$0.18	$0.19

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$11,293	$13,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,935	13,088
Amortization of purchase accounting adjustments for:
Leases and debt	(549)	(753)
Below market resident leases	—	(39)
Provision for bad debt	27	75
Provision for professional/general liability insurance	673	1,217
Payments for professional/general liability insurance	(185)	(222)
Loss on sale or disposal of fixed assets	160	—
Deferred income taxes	3,328	901
Equity-based compensation expense	104	—
Changes in assets and liabilities:
Accounts receivable	(145)	1,503
Supplies, prepaid expenses and other current assets	627	1,628
Accounts payable	(413)	(1,484)
Accrued liabilities	854	602
Deferred revenue	1,850	1,468
Income taxes payable/receivable	96	1,109
Other non-current assets	7,842	2,280
Other long-term liabilities	799	909

Cash provided by operating activities	40,296	35,406
INVESTING ACTIVITIES:
Payment for acquisition	(14,532)	(24,436)
Cash designated for acquisition	14,864	—
Payments for new construction projects	(12,102)	(3,210)
Payments for purchases of property and equipment	(12,283)	(8,474)

Cash used in investing activities	(24,053)	(36,120)

FINANCING ACTIVITIES:
Capital contributions from Extendicare	—	74
Purchase of treasury stock	(21,276)	(27,663)
Proceeds from issuance of new mortgage debt	9,026	4,301
Proceeds from borrowings on revolving credit facility	7,000	19,000
Payments of long-term debt	(18,712)	(5,974)

Cash used in financing activities	(23,962)	(10,262)

Decrease in cash and cash equivalents	(7,719)	(10,976)
Cash and cash equivalents, beginning of year	14,066	19,951

Cash and cash equivalents, end of period	$6,347	$8,975

Supplemental schedule of cash flow information:
Capital expenditure in accounts payable (non cash disclosures)	$3,142	—
Cash paid during the period for:
Interest	$6,016	$5,372
Income tax payments, net of refunds	3,511	5,854
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     Assisted Living Concepts, Inc. and its subsidiaries (“ALC”) operate 216 assisted and independent living residences in 20 states in the United States totaling 9,076 units as of September 30, 2008. ALC’s residences average approximately 40 to 60 units and offer residents a supportive, home-like setting and assistance with the activities of daily living.
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
     The accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three and nine month periods ended September 30, 2008 and 2007 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in ALC’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results are not necessarily indicative of results that may be expected for the entire year ending December 31, 2008.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Principles of Presentation and Consolidation
     ALC’s unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s most significant estimates include revenue recognition and valuation of accounts receivable, measurement of acquired assets and liabilities in business combinations, valuation of assets and determination of asset impairment, self-insured liabilities for general and professional liability, workers’ compensation and health and dental claims, valuation of conditional asset retirement obligations, and valuation of deferred tax assets. Actual results could differ from those estimates.
     The accompanying unaudited condensed consolidated financial statements include the financial statements of ALC and all its majority owned subsidiaries. All significant intercompany accounts and transactions with subsidiaries have been eliminated from the unaudited condensed consolidated financial statements.
(b) Accounts Receivable
     Accounts receivable are recorded at the net realizable value expected to be received from individual residents or their responsible parties (“private pay sources”) and government assistance programs such as Medicaid.
     At September 30, 2008, and December 31, 2007, ALC had approximately 69% and 60%, respectively, of its accounts receivable derived from private payer sources, with the balance owing under various state Medicaid programs. Although management believes there are no credit risks associated with government agencies other than possible funding delays, claims filed under the Medicaid program can be denied if not properly filed prior to a statute of limitations.
     ALC periodically evaluates the adequacy of its allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds, which vary by payer type. Allowances for uncollectibility are considered based upon the evaluation of the circumstances for each of these specific accounts. In addition, ALC has developed internally-determined percentages for establishing an allowance for doubtful accounts, which are based upon historical collection

ASSISTED LIVING CONCEPTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
trends for each payer type and age of the receivables. Accounts receivable that ALC specifically estimates to be uncollectible, based upon the above process, are fully reserved in the allowance for doubtful accounts until they are written off or collected. ALC wrote off accounts receivable of $0.7 million and $0.6 million in the nine month periods ended September 30, 2008 and 2007, respectively. Bad debt expense was $0.6 million for the nine month period ended September 30, 2008, and $0.5 million for the nine month period ended September 30, 2007.
(c) Comprehensive Income
     Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity which under GAAP are excluded from results of operations. For the three and nine month periods ended September 30, 2008 and 2007, this consists of unrealized gains and losses on available for sale investment securities, net of any related tax effect.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Net income	$2,996	$4,225	$11,293	$13,124
Unrealized gains (losses)	(1,216)	(332)	(597)	170

Total comprehensive income	$1,780	$3,893	$10,696	$13,294

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
     As of September 30, 2008, ALC has total gross unrecognized tax benefits of $0.7 million compared with $0.6 million as of December 31, 2007, representing an increase of $0.1 million for the first nine months of 2008. Of the total gross unrecognized tax benefits, $0.4 million, if recognized, would reduce our effective tax rate in the period of recognition. At September 30, 2008, ALC had accrued interest and penalties related to unrecognized tax benefits of $0.2 million.
     ALC and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions. At September 30, 2008, as part of EHI’s consolidated tax return, ALC is under examination by the Internal Revenue Service (the “IRS”) for the 2005 and 2006 tax years. The IRS examination of the 2004 tax return was closed in the quarter ended March 31, 2008. The IRS examination of the January 31, 2005 short period return was closed in the quarter ended September 30, 2008. ALC’s gross unrecognized tax benefits balance is not expected to change upon completion of the examinations.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(e) New Accounting Pronouncements
     On September 15, 2006, FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under GAAP. SFAS No. 157 requires the fair value of an asset or liability to be based on a market based measure which reflects the credit risk of the company. SFAS No. 157 also requires expanded disclosures including the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. ALC adopted SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 has not had a material impact on ALC’s consolidated financial statements.
     In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. ALC adopted SFAS 159 on January 1, 2008. The adoption of SFAS 159 has not had a material impact on ALC’s consolidated financial statements.
     In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted.
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

ASSISTED LIVING CONCEPTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     On May 5, 2008 the Committee recommended and the Board of Directors approved grants of 20,000 Options/SARs to each of the eight non-management directors. The aggregate number of Options/SARs granted was 160,000. The Options/SARs vest over time and are not subject to performance vesting features. The Options/SARs become exercisable in one third increments on the first, second and third anniversaries of the grant date. Once exercisable, awards may be exercised either by purchasing shares of Class A common stock at the exercise price or exercising the stock appreciation right. The Committee has sole discretion to determine whether stock appreciation rights are settled in shares of Class A common stock, cash or a combination of shares of Class A common stock and cash. The Options/SARs have an exercise price of $6.42, the closing price of the Class A common stock on the New York Stock Exchange on May 7, 2008, the second full trading day following the May 5, 2008 release of earnings, and expire five years from the grant date.
     ALC adopted FASB Statement No. 123 (revised), Share-Based Payment effective March 30, 2007. A summary of Options/SARs activity as of and for the nine month periods ended September 30, 2008 and 2007, is presented below.

	2008		2007
		Weighted		Weighted
	#	Average	#	Average
	Options	Exercise	Options	Exercise
	/ SARs	Price	/ SARs	Price
Outstanding at beginning of period	320,000	$11.80	—	—
Granted	647,500	$6.02	380,000	$11.80
Exercised	—	—	—	—
Expired	(320,000)	$11.80	—	—

Outstanding at end of period	647,500	$6.02	380,000	$11.80

Options Exercisable at September 30	—	$—	—	$—

Weighted average fair value of options	$2.64		$6.01

Aggregate intrinsic value of options	$—		$—

Weighted average contractual term	4.9 years		4.9 years

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	May 5,	March 29,	March 30,
	2008	2008	2007
Expected life from grant date (in years)	5	5	5
Risk-free interest rate	3.15%	2.50%	5.45%
Volatility	45.8%	46.9%	53.1%
Dividend yield	—	—	—
Weighted average fair value (per share)	$2.83	$2.58	$6.01
     The grant of the Options/SAR’s had no impact on the diluted number of shares in either of the nine month periods ended September 30, 2008 or September 30, 2007. Compensation expense of $59,178 and $103,516 related to the Options/SARs was recorded in the three and nine month periods ended September 30, 2008, respectively. In the third quarter of 2007, management determined it was not probable that overall occupancy goals would be achieved. As a result, compensation income of $0.2 million was recorded in the quarter ended September 30, 2007 which reversed all previously recorded compensation expense related to the Options/SARs. Unrecognized compensation cost at September 30, 2008 and 2007 was approximately $0.6 million and $0 million, respectively, and the weighted average period over which it is expected to be recognized is three years.
4. GOODWILL AND OTHER INTANGIBLE ASSETS
     The following is a summary of the changes in the carrying amount of goodwill for the nine month period ended September 30, 2008 (in thousands):

Balance at December 31, 2007	$19,909
Additions	—
Adjustments	(3,597)

Balance at September 30, 2008	$16,312

     The adjustment to goodwill related to reversing a valuation allowance against deferred tax assets associated with the completion of IRS audits of the 2004 and January 31, 2005 tax returns. These deferred tax assets were recorded prior to ALC’s acquisition by Extendicare in January 2005.
     Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of other intangible assets as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Resident relationships	$9,526	$(7,115)	$2,411	$7,099	$(6,272)	$827
Operating lease intangible and renewal options	11,665	(507)	11,158	—	—	—
Non-compete agreements	331	(50)	281	—	—	—

Total	$21,522	$(7,672)	$13,850	$7,099	$(6,272)	$827

     Amortization expense related to definite-lived intangible assets for the three month periods ended September 30, 2008 and 2007, was $0.4 million and $0.6 million, respectively. Amortization expense related to definite-lived intangible assets for the nine month periods ended September 30, 2008 and 2007 was $1.4 million and $1.6 million, respectively.
5. EARNINGS PER SHARE
     ALC computes earnings per share in accordance with FASB Statement No. 128, Earnings Per Share (“SFAS 128”). SFAS 128 requires that companies compute earnings per share under two different methods, basic and diluted, and present per share data for all periods in which statements of income are presented. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the weighted average

ASSISTED LIVING CONCEPTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist of incremental shares available upon conversion of Class B common shares which are convertible into Class A common shares at a rate of 1.075 Class A common shares per Class B common share. Common stock equivalents from Options/SARs are excluded for the three and nine month periods ended September 30, 2008 and 2007, as their effect was not dilutive.
     The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and nine month periods ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands,
	except per share data)
Basic earnings per share calculation
Numerator:
Net income to common stockholders	$2,966	$4,225	$11,293	$13,124

Denominator:
Weighted average of common shares outstanding	61,357	67,891	62,966	68,946

Basic earnings per share	$0.05	$0.06	$0.18	$0.19

Diluted earnings per share calculation
Numerator:
Net income to common stockholders	$2,966	$4,225	$11,293	$13,124

Denominator:
Weighted average of common shares outstanding	61,357	67,891	62,966	68,946
Assumed conversion of Class B shares	647	684	651	702

Diluted weighted average shares outstanding	62,004	68,575	63,617	69,648

Diluted earnings per share	$0.05	$0.06	$0.18	$0.19

6. ACQUISITION
     On January 1, 2008, ALC acquired the operations of BBLRG, LLC, doing business as CaraVita, consisting of eight assisted and independent living residences and a total of 541 leased units, for a purchase price including fees and expenses of $14.8 million. The master lease has an initial term expiring in March 2015 with three five-year renewal options. ALC financed this transaction with borrowings under its $120 million credit facility. In connection with the master lease, ALC guarantees certain quarterly minimum occupancy levels and is subject to net worth, minimum capital expenditure requirements per residence, per annum and minimum fixed charge coverage ratios. Failure to meet certain operating and occupancy covenants in the Cara Vita operating lease would give the lessor the right to accelerate the lease obligations and terminate our right to operate all or some of those properties. At September 30, 2008, ALC was in compliance with all covenants.
ALC’s final allocation of fair value for the CaraVita acquisition resulted in the following:

(In thousands)
Operating lease intangible	$11,573
Resident relationship intangible	2,427
Non-compete agreements	331
Vehicles	107
Other	386

Total	$14,824

     The operating lease intangible will be amortized over 17.25 years which is the term of the lease excluding the final five years as the renewal is based on the then determined fair value. The resident relationship intangibles will be amortized over three years for the assisted living properties and 4 years for the independent living property, and the non-compete agreements will be amortized over 5 years which is the term of the non-compete agreements. Vehicles will be depreciated over four years.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. SHARE REPURCHASE
     On December 14, 2006, the Board of Directors of ALC authorized a share repurchase program of up to $20 million of ALC’s Class A common stock. On August 20, 2007, and December 18, 2007, and August 6, 2008, the Board of Directors expanded the repurchase program by an additional $20 million, $25 million and $15 million, respectively, bringing the total authorized share repurchase to $80 million through August 6, 2009. Shares may be repurchased in the open market or in privately negotiated transactions from time to time in accordance with appropriate SEC guidelines and regulations and subject to market conditions, applicable legal requirements, and other factors. As of September 30, 2008, 8,210,660 shares had been repurchased for a total cost of $60.2 million at an average cost of $7.33 per share (plus fees of $0.03 per share). During the third quarter of 2008, ALC purchased 122,900 shares at an aggregate cost of $642 thousand (excluding fees) and an average price of $5.22 per share (plus $0.03 per share in fees). The share repurchases were financed through existing funds and borrowings under ALC’s existing $120 million credit facility.
8. FINANCING AND COMMITTMENTS
     The first of three DMG Mortgage Notes payable in 2008 came due on May 1, 2008. ALC repaid the first note for $11.9 million with borrowings under the $120 million credit facility and on June 10, 2008, mortgaged three of the seven residences located in Texas which had secured the maturing debt with DMG. The new $9.0 mortgage debt bears interest at 7.07% and is due in July 2018. ALC incurred $0.2 million of closing costs which are being amortized over the ten year life of the loan.
     The second of three DMG Mortgage Notes payable in 2008 came due on August 1, 2008. ALC repaid the second note for $5.3 million with borrowings under the $120 million credit facility. The remaining $7.2 million DMG Mortgage Note would have been due in December 2008 but was extended to January 2009 at the request of the lender. ALC plans to refinance the maturing note with borrowings under the $120 million credit facility.
     On August 22, 2008, ALC entered into an agreement to amend its $100 million revolving credit agreement with GE Healthcare Financial Services and other lenders to allow ALC to borrow up to an additional $20 million, bringing the size of the facility to $120 million.

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
Executive Overview
     Average private pay occupancy in the third quarter of 2008 increased by 139 units over the third quarter of 2007. The increase resulted from the addition of 481 occupied private pay units in the January 1, 2008 acquisition of the operations of BBLRG, LLC doing business as CaraVita (the “CaraVita Acquisition”) and 18 occupied private pay units representing 85 occupied units for the first 20 days of the third quarter of 2007 from the July 20, 2007 acquisition of a newly built residence in Dubuque, Iowa (the “Dubuque Acquisition” and, together with the CaraVita Acquisition, the “Acquisitions”), partially offset by a reduction of a total of 360 private pay occupied units in our same residence portfolio and in the Acquisitions since their respective dates of acquisition. Average private pay occupancy in the third quarter of 2008 increased by 17 units as compared to the second quarter of 2008, the first quarter-to-quarter increase in average private pay occupancy for 2008.
     We continued to reduce the number of units available to Medicaid residents in the third quarter of 2008. Occupied Medicaid units in the third quarter of 2008 were 544 units lower as compared to the third quarter of 2007. Our Medicaid census continues to decline overall because we no longer accept new Medicaid residents and only allow private pay residents to rollover into Medicaid programs at a very limited number of residences. Average Medicaid occupancy in the third quarter of 2008 decreased by 86 units as compared to the second quarter of 2008. This is referred to in this report as the “Medicaid Impact”.
     We believe that the implementation of our strategy to reduce the number of units available to Medicaid residents combined with deteriorating conditions in the general economy have resulted in a decline in private pay occupancy from the third quarter of 2007. We believe that the reduction in private pay occupancy over the last year resulted primarily from private pay residents who intended to rollover from private pay into Medicaid programs, from residents’ inability to obtain necessary funds from the sale of their homes or otherwise, and from an increased ability and willingness of other family members to provide care at home. This is referred to in this report as the “Private Pay Impact”.
     The number of occupied private pay units increased by 17 units in the third quarter of 2008 as compared to the second quarter of 2008. From the third quarter of 2007 until the second quarter of 2008, we experienced high levels of private pay resident move outs primarily from the Private Pay Impact. In the third quarter of 2008, this trend moderated somewhat while move ins continued at a strong rate.
     While the Medicaid Impact and the Private Pay Impact have resulted in reductions to overall occupancy, our overall revenues increased over both the third quarter of 2007 and the second quarter of 2008. We believe the Medicaid Impact is a necessary part of our long-term strategy to improve the overall revenue base. In the third quarters of 2008 and 2007, the average occupancy rate for all of our residences was 68.0% and 77.6%, respectively, and private pay revenues as a percent of total revenues was 92.0% and 86.2%, respectively.
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

ASSISTED LIVING CONCEPTS, INC.
Increasing the overall size of our portfolio through both building additional capacity on to existing residences and acquisitions
     Construction continues on the expansion units in our program to add 400 units onto existing owned residences. Weather issues, primarily related to heavy rains and flooding in the Midwest, have resulted in minor timing delays. We expect to complete, license, and begin accepting new residents in approximately 250 units by the end of the fourth quarter of 2008, with a targeted completion of 80 units in the first quarter of 2009 and the remaining 70 units in the second quarter of 2009. To date, costs have been consistent with our original estimates of $125,000 per unit. Our process of selecting buildings for expansion consisted of identifying what we believe to be our best performing buildings as determined by factors such as occupancy, strength of the local management team, private pay mix, and demographic trends for the area and then selecting those properties with suitable land for expansion.
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
     We plan to improve our payer mix by increasing our private pay population. Specifically, through September 30, 2008, we have increased the number of units available to private pay residents by exiting Medicaid contracts at 43 of our residences, and reaching an agreement with the state of Oregon to gradually reduce the number of units available to Medicaid residents through attrition. In limited circumstances we may be required to allow residents who are private pay to remain in the residence if they later convert to Medicaid. We plan to focus on moving private pay residents into our residences. To the extent we do not immediately fill vacancies with private pay residents, reducing the number of units occupied by Medicaid residents results in reductions to our overall occupancy and revenues, but is a necessary part of our long-term strategy to improve the overall revenue base. Revenues from Medicaid programs are lower than from private pay sources. Private pay rates generally exceed those offered through state Medicaid programs by 25% to 35%.
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
     The remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:
▪	Business Overview. This section provides a general financial description of our business, including the sources and composition of our revenues and operating expenses. In addition, this section outlines the key performance indicators that we use to monitor and manage our business and to anticipate future trends.

ASSISTED LIVING CONCEPTS, INC.
▪	Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and nine month periods ended September 30, 2008, compared to the three and nine month periods ended September 30, 2007.

▪	Liquidity and Capital Resources. This section provides a discussion of our liquidity and capital resources as of September 30, 2008, and our expected future cash needs.

▪	Critical Accounting Policies. This section discusses accounting policies which we consider to be critical to obtain an understanding of our condensed consolidated financial statements because their application on the part of management requires significant judgment and reliance on estimations of matters that are inherently uncertain.
Business Overview
Revenues
     We generate revenue from private pay and Medicaid sources. For the nine month periods ended September 30, 2008 and 2007, approximately 91.3% and 84.0%, respectively, of our revenues were generated from private pay sources. Residents are charged an accommodation fee that is based on the type of accommodation they occupy and a service fee that is based upon their assessed level of care. We generally offer studio, one-bedroom and two-bedroom accommodations. The accommodation fee is based on prevailing market rates of similar assisted living accommodations. The service fee is based upon periodic assessments, which include input of the resident and the resident’s physician and family and establish the additional hours of care and service provided to the resident. We offer various levels of care for assisted living residents who require less or more frequent and intensive care or supervision. For both the nine month periods ended September 30, 2008 and 2007, approximately 79% of our private pay revenue was derived from accommodation fees with the balance derived from service fees. Both the accommodation and level of care service fees are charged on a per day basis, pursuant to residency agreements with month-to-month terms.
     Medicaid rates are generally lower than rates earned from private payers. Therefore, we consider our private pay mix an important performance indicator.
     Although we intend to continue to reduce the number of units occupied by residents paying through Medicaid, as of September 30, 2008, we provided assisted living services to Medicaid funded residents at 73 of the residences we operate. Medicaid programs in each state determine the revenue rates for accommodations and levels of care. The basis of the Medicaid rates varies by state and in certain states is subject to negotiation.
Residence Operations Expenses
     For all continuing residences, residence operations expense percentages consisted of the following at September 30.

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Wage and benefit costs	60%	60%	61%	63%
Property related costs	22	20	21	19
Other operating costs	18	20	18	18

Total	100%	100%	100%	100%

     The largest components of our residence operations expense consist of wages and benefits and property related costs which include utilities, property taxes, and building maintenance related costs. Other operating costs include food, advertising, insurance, and other operational costs related to providing services to our residents. Property related costs tend to be fixed and therefore have become a larger percentage of our overall costs due to lower occupancy.
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
Occupancy Percentage or Occupancy Rate
     Occupancy percentage is the average daily census for a period expressed as a percentage of the total number of units available for occupancy in the period.
Private Pay Mix
     Private pay mix is the percentage of units in the census whose residents pay through private or non-Medicaid sources. We focus on increasing the level of private pay mix.
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
     We understand that EBITDA and EBITDAR, or derivatives thereof, are customarily used by lenders, financial and credit analysts, and many investors as performance measures in evaluating a company’s ability to service debt and meet other payment obligations or as common valuation measurements in the long-term care industry. Moreover, our revolving credit facility contains covenants in which a form of EBITDA is used as a measure of compliance, and we anticipate a form of EBITDA may be used in covenants in any new financing arrangements that we may establish. We believe adjusted EBITDA and adjusted EBITDAR provide meaningful supplemental information regarding our core results because these measures exclude the effects of non-operating factors related to our capital assets, such as the historical cost of the assets.
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

ASSISTED LIVING CONCEPTS, INC.
ADC
All Continuing Residences
          The following table sets forth our average daily census (“ADC”) for the three and nine month periods ended September 30, 2008 and 2007, for both private pay and Medicaid residents for all of the continuing residences whose results are reflected in our condensed consolidated financial statements.
Average Daily Census

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Private pay	5,498	5,359	5,537	5,290
Medicaid	677	1,221	771	1,467

Total ADC	6,175	6,580	6,308	6,757

Private pay revenue percentage	92.0%	86.2%	91.3%	84.0%

     During the three and nine month periods ended September 30, 2008, total ADC on an all continuing residences basis decreased 6.2% and 6.6%, respectively, while private pay ADC increased 2.6% and 4.7%, and Medicaid ADC decreased 44.6% and 47.4%, from the corresponding periods of 2007. Increased private pay census resulted from the Acquisitions, partially offset by the Private Pay Impact. Medicaid census reductions are consistent with our strategy to decrease the number of units in our residences that are available for residents who rely on Medicaid.
Same Residence Basis
          The following table is presented on a same residence basis, and therefore removes 490 residents added through the Acquisitions. Changes in occupancy at the Acquisitions since the respective dates of acquisition are included. The table sets forth our average daily census for the three and nine month periods ended September 30, 2008 and 2007, for both private pay and Medicaid residents for all continuing residences on a same residence basis.
Average Daily Census

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Private pay	4,999	5,359	4,993	5,290
Medicaid	677	1,221	771	1,467

Total ADC	5,676	6,580	5,764	6,757

Private pay revenue percentage	91.3%	86.2%	90.5%	84.0%

          During the three and nine month periods ended September 30, 2008, total ADC on a same residence basis decreased 13.7% and 14.7%, respectively, while private pay ADC decreased 6.7% and 5.6%, and Medicaid ADC decreased 44.6% and 47.4% from the corresponding periods of 2007. Private pay census decreases were primarily due to the Private Pay Impact. Same residence statistics for Medicaid residents changed for the same reasons discussed above for all continuing residences.
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

ASSISTED LIVING CONCEPTS, INC.
     Due to the impact on occupancy rates that developmental units have on historical results, we split occupancy information between mature and developmental units. In general, developmental units are defined as the additional units in a residence that has undergone an expansion or in a new residence that has opened. New units identified as developmental are classified as such for a period of no longer than 12 months after completion of construction. Between January 1, 2006 and September 30, 2008, we completed the following projects that increased our operational capacity: (1) 2006 — two additions (37 units) and one acquisition (40 units), (2) 2007— two additions (48 units) and the Dubuque Acquisition and (3) 2008 — the CaraVita Acquisition. The 2006 acquisition and the 2008 CaraVita Acquisition are being classified as mature as they were at least 90% occupied on the date of acquisition. As a result, these units (except for the 2006 acquisition and 2008 CaraVita Acquisition) constitute the “developmental” units in the tables below. All units that are not developmental are considered mature units.
All Continuing Residences
     The following table sets forth our occupancy percentages for the three and nine month periods ended September 30, 2008 and 2007, for all mature and developmental continuing residences whose results are reflected in our condensed consolidated financial statements.
Occupancy Percentage

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	# of	%	# of	%	# of	%	# of	%
	Units	Occupancy	Units	Occupancy	Units	Occupancy	Units	Occupancy
Mature	8,867	68.5%	8,292	78.6%	8,845	70.2%	8,292	81.1%

Developmental	209	48.7%	243	36.6%	231	44.3%	243	45.7%

Total residences	9,076	68.0%	8,535	77.6%	9,076	69.5%	8,535	80.7%

     For the three and nine month periods ended September 30, 2008, we saw a decline in mature residences occupancy percentage from 78.6% to 68.5% and from 81.1% to 70.2%, respectively, from the corresponding periods of 2007. Occupancy in our developmental residences increased in the three month period ended September 30, 2008, from the corresponding period of 2007 from 36.6% to 48.7% and decreased in the nine month period ended September 30, 2008, from the comparable period of 2007 from 45.7% to 44.3%.
     Occupancy percentages for all residences decreased from 77.6% to 68.0% in the three month period ended September 30, 2008, and from 80.7% to 69.5% in the nine month period ended September 30, 2008, from the respective corresponding periods of 2007.
     The declines in our occupancy percentage for the three and nine month periods ended September 30, 2008 are primarily due to our continuing focused effort to reduce the number of units available for Medicaid residents and the Private Pay Impact. Changes in the developmental category are a function of the small number of units and specific residences classified in this category.
Same Residence Basis
     The following table sets forth the occupancy percentages outlined above on a same residence basis for the three and nine month periods ended September 30, 2008 and 2007.
Occupancy Percentage

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	# of	%	# of	%	# of	%	# of	%
	Units	Occupancy	Units	Occupancy	Units	Occupancy	Units	Occupancy
Mature	8,511	67.7%	8,292	78.5%	8,489	69.2%	8,261	81.0%

Developmental	24	10.2%	243	13.5%	46	12.6%	243	45.0%

Total residences	8,535	66.8%	8,535	77.6%	8,535	68.6%	8535	80.7%

ASSISTED LIVING CONCEPTS, INC.
     For the three and nine month periods ended September 30, 2008, we saw a decline in mature residences occupancy percentage from 78.5% to 67.7% and from 81.0% to 69.2%, respectively, from the corresponding periods of 2007. Occupancy in our developmental properties declined in the three month period ended September 30, 2008 compared to September 30, 2007 from 13.5% to 10.2%. In the comparable nine month periods ended September 30, 2008 and 2007, occupancy at our development properties decreased from 45.0% to 12.6%.
     Occupancy percentages for all residences decreased from 77.6% and 80.7% in the three and nine month periods ended September 30, 2007 to 66.8% and 68.6% in the comparable periods of 2008.
     The declines in our occupancy percentage for the three and nine month periods ended September 30, 2008 were primarily due to our continuing focused effort to reduce the number of units available for Medicaid residents and the Private Pay Impact. Changes in the developmental category are a function of the small number of units and specific residences classified in this category.
Average Revenue Rate by Payer Source
All Continuing Residences
     The following table sets forth our average daily revenue rates for the three and nine month periods ended September 30, 2008 and 2007, for both private pay and Medicaid residents for all continuing residences whose results are reflected in our condensed consolidated financial statements.
Average Daily Revenue Rate

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Private pay	$106.19	$101.24	$106.23	$100.23

Medicaid	$74.72	$70.86	$72.51	$68.67

Total	$102.74	$95.60	$102.11	$93.38

     The average private pay revenue rate increased by 4.9% and 6.0% in the three and nine month periods ended September 30, 2008, from the three and nine month periods ended September 30, 2007. The average Medicaid pay rate increased by 5.4% and 5.6% during the same time frames. The average daily private pay revenue rate increased primarily as a result of annual rate increases for both accommodations and services. Overall Medicaid rates increased as a result of Medicaid reimbursement rate increases under existing Medicaid contracts and exiting Medicaid contracts in states with historically lower reimbursement rates.
Number of Residences Under Operation
     The following table sets forth the number of residences under operation as of September 30.

	2008	2007
Owned	153	153
Under capital lease	5	5
Under operating leases	58	50

Total under operation	216	208

Percent of residences:
Owned	70.8%	73.6%
Under capital leases	2.3	2.4
Under operating leases	26.9	24.0

	100.0%	100.0%

ASSISTED LIVING CONCEPTS, INC.
ADJUSTED EBITDA and ADJUSTED EBITDAR
     The following table sets forth a reconciliation of net income to adjusted EBITDA and adjusted EBITDAR for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Net income	$2,966	$4,225	$11,293	$13,124
Provision for income taxes	1,819	2,594	6,922	8,048

Income from continuing operations before income taxes	4,785	6,819	18,215	21,172
Add:
Depreciation and amortization	4,691	4,584	13,935	13,088
Interest expense, net	1,869	1,405	5,364	3,477
Transaction costs	—	—	—	56
Non-cash equity based compensation	60	(192)	104	—
Loss on sale or disposal of fixed assets	160	—	160	—

Adjusted EBITDA	11,565	12,616	37,778	37,793
Add: Residence lease expense	4,987	3,595	14,894	10,754

Adjusted EBITDAR	$16,552	$16,211	$52,672	$48,547

The following table sets forth the calculations of adjusted EBITDA and adjusted EBITDAR percentages for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	($ In thousands)
Revenues	$58,367	$57,898	$176,468	$172,845

Adjusted EBITDA	$11,565	$12,616	$37,778	$37,793

Adjusted EBITDAR	$16,552	$16,211	$52,672	$48,547

Adjusted EBITDA as percent of total revenue	19.8%	21.8%	21.4%	21.9%

Adjusted EBITDAR as percent of total revenue	28.4%	28.0%	29.8%	28.1%

     Adjusted EBITDA decreased in the third quarter of 2008 primarily due to an increase in residence rent expense ($1.4 million) and an increase in general and administrative expenses excluding non-cash equity-based compensation ($0.5 million), partially offset by increased revenues ($0.5 million) and a decrease in residence operations expenses excluding the loss on property from hurricanes ($0.4 million). Adjusted EBITDAR increased as a result of the reasons discussed above for adjusted EBITDA excluding the increase in residence lease expense ($1.4 million).
     Adjusted EBITDA in the first nine months of 2008 was unchanged from the first nine months of 2007. Increased EBITDA from higher revenues ($3.6 million) and reductions in both residence operations expenses excluding the loss on property from hurricanes ($0.5 million) and general and administrative expenses excluding non-cash equity-based compensation ($0.1 million) offset by an increase in residence lease expense ($4.2 million). Adjusted EBITDAR increased for the reasons discussed above, excluding the increase in residence lease expense ($4.2 million).
     See “— Business Overview — Key Performance Indicators — Adjusted EBITDA and Adjusted EBITDAR” above for a discussion of our use of adjusted EBITDA and adjusted EBITDAR and a description of the limitations of such use.

ASSISTED LIVING CONCEPTS, INC.
Consolidated Results of Operations
Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007
     The following table sets forth details of our revenues and income as a percentage of total revenues for the three month periods ended September 30.

	2008	2007
Revenues	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	66.1	67.1
General and administrative	5.9	4.6
Residence lease expense	8.5	6.2
Depreciation and amortization	8.0	7.9

Income from operations	11.5	14.2
Interest expense, net	(3.3)	(2.4)
Income tax expense	(3.1)	(4.5)

Net income	5.1%	7.3%

Revenues
     Revenues in the third quarter of 2008 increased from the third quarter of 2007 primarily due to additional revenues from acquired residences ($4.3 million) and higher average daily revenue as a result of rate increases ($2.7 million), partially offset by the planned reduction in the number of units occupied by Medicaid residents ($3.5 million) and a reduction in the number of units occupied by private pay residents ($3.0 million).
Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)
     Residence operating costs decreased $0.3 million, or 0.7%, in the three month period ended September 30, 2008, compared to the three month period ended September 30, 2007. As a result of the reduction in occupancy, payroll and benefits decreased approximately $2.3 million, dietary related expenses decreased $0.6 million and housekeeping decreased $0.1 million. Insurance costs also declined by $0.4 million. These declines were offset by increases due to the Acquisitions of $2.9 million and $0.2 million in expenses related to the effects of hurricanes such as evacuation expenses, damage to residences, and business interruption.
General and Administrative
     General and administrative costs increased $0.8 million, or 29.9%, in the three month period ended September 30, 2008, compared to the three month period ended September 30, 2007. General and administrative costs increased $0.5 million from increases in salary and benefits costs and $0.3 million from the all-company conference which took place in the third quarter of 2008 but was held in the second quarter of 2007. The change in salaries and benefits was primarily caused by the reversal of $0.2 million of Options/SAR expense in the third quarter of 2007 and the recording of $0.1 million of Option/SAR expense in the third quarter of 2008 (net effect of Option/SAR activity of $0.3 million).
Residence Lease Expense
     Residence lease expense increased $1.4 million to $5.0 million in the three month period ended September 30, 2008, compared to the three month period ended September 30, 2007. Lease expense increased approximately $1.3 million from the CaraVita Acquisition.
Depreciation and Amortization
     Depreciation and amortization was $4.7 million for the three month period ended September 30, 2008, an increase of $0.1 million from the three month period ended September 30, 2007. Amortization expense decreased $0.5 million because the resident relationship intangibles that resulted from the 2005 acquisition of ALC became fully amortized in January 2008. This was offset by

ASSISTED LIVING CONCEPTS, INC.
$0.4 million of new amortization on the 2008 CaraVita acquisition. Depreciation increased $0.2 million from two additions that were completed during 2007, from the Dubuque Acquisition in July 2007, and from general capital expenditures across our portfolio.
Income from Operations
     Income from operations for the three month period ended September 30, 2008, was $6.7 million compared to $8.2 million for the three month period ended September 30, 2007, due to the reasons described above.
Interest Income
     Interest income decreased $0.4 million to $0.0 million in the three month period ended September 30, 2008, compared to the three month period ended September 30, 2007. The decrease was due to lower interest rates on invested cash and decreased cash available for investment.
Interest Expense
     Interest expense increased $0.1 million to $1.9 million in the three month period ended September 30, 2008, compared to the three month period ended September 30, 2007. The increase was primarily due to borrowings on our $120 million credit facility to fund the Acquisitions and the repurchase of shares of our Class A common stock.
Income before Income Taxes
     Income before income taxes for the three month period ended September 30, 2008, was $4.8 million compared to $6.8 million for the three month period ended September 30, 2007, due to the reasons described above.
Income Tax Expense
     Income tax expense for the three month periods ended September 30, 2008 and 2007, was $1.8 and $2.6 million, respectively. Our effective tax rate was 38.0% for both the three month periods ended September 30, 2008 and 2007.
Net Income
     Net income for the three month period ended September 30, 2008, was $3.0 million compared to $4.2 million for the three month period ended September 30, 2007, due to the reasons described above.
Nine months ended September 30, 2008, compared with nine months ended September 30, 2007
     The following table sets forth details of our revenues and income as a percentage of total revenues for the nine month periods ended June 30.

	2008	2007
Revenues	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	64.9	66.4
General and administrative	5.4	5.5
Residence lease expense	8.5	6.2
Depreciation and amortization	7.9	7.6
Transaction costs	—	—

Income from operations	13.3	14.3
Interest expense, net	(3.0)	(2.0)
Income tax expense	(3.9)	(4.7)

Net income	6.4%	7.6%

ASSISTED LIVING CONCEPTS, INC.
Revenues
     Revenues in the first nine months of 2008 increased from the first nine months of 2007 primarily due to additional revenues from acquired residences ($14.3 million), higher average daily revenue as a result of rate increases ($10.1 million), and one additional day in the 2008 period due to leap year ($0.6 million), partially offset by a reduction in the number of units occupied by private pay residents ($7.7 million), the planned reduction in the number of units occupied by Medicaid residents ($13.1 million), and revenue from leasing ALC’s corporate office ($0.6 million) in the 2007 period only.
Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)
     Residence operating costs decreased $0.3 million, or 0.3%, in the nine month period ended September 30, 2008, compared to the nine month period ended September 30, 2007. As a result of the reduction in occupancy, payroll and benefits decreased approximately $5.6 million, dietary related expenses decreased $1.7 million, and resident care expenses decreased $0.3 million. Other non-occupancy related expenses such as insurance and administrative expenses declined by $0.9 million and $1.1 million, respectively. These declines were offset by increased resident operating costs related to the Acquisitions of $9.1 million and $0.2 million in expenses related to the effects of hurricanes.
General and Administrative
     General and administrative costs increased $49,000, or 0.5%, in the nine month period ended September 30, 2008, compared to the nine month period ended September 30, 2007. Increases in general and administrative costs included $0.8 million in salaries and benefits, $0.3 million in legal fees, $0.1 million in consulting fees, $0.1 million in employee incentives, and $0.1 million in software charges but were offset by savings of $0.9 million from a reduction in information technology fees resulting from internalizing information technology functions, $0.2 million in directors and officers insurance, and $0.2 million in communications costs.
Residence Lease Expense
     Residence lease expense increased $4.1 million to $14.9 million in the nine month period ended September 30, 2008, compared to the nine month period ended September 30, 2007. Lease expense increased approximately $4.0 million from the CaraVita Acquisition.
Depreciation and Amortization
     Depreciation and amortization increased $0.8 million to $13.9 million in the nine month period ended September 30, 2008, compared to $13.1 million in the nine month period ended September 30, 2007. Amortization expense increased $1.2 million from the Acquisitions and was offset by a decrease of $1.4 million in resident relationship intangible amortization that resulted from the 2005 acquisition of ALC that became fully amortized in January 2008. Depreciation increased $1.0 million in the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. The increase in depreciation expense resulted from two additions that were completed during 2007 and the Dubuque Acquisition in July 2007, and from general capital expenditures across our portfolio.
Transaction Costs
     No costs related to the separation from Extendicare were incurred in the nine month period ended September 30, 2008. Transaction costs related to our separation amounted to approximately $0.1 million in the nine month period ended September 30, 2007.
Income from Operations
     Income from operations for the nine month period ended September 30, 2008, was $23.6 million compared to $24.6 million for the nine month period ended September 30, 2007, due to the reasons described above.
Interest Income
     Interest income decreased $1.0 million to $0.5 million in the nine month period ended September 30, 2008, compared to the nine month period ended September 30, 2007. The decrease was due to lower interest rates on invested cash and a decrease in cash available for investment.

ASSISTED LIVING CONCEPTS, INC.
Interest Expense
     Interest expense increased $0.9 million to $5.9 million in the nine month period ended September 30, 2008, compared to the nine month period ended September 30, 2007. The increase was due to higher borrowings under our $120 million credit facility to fund the Acquisitions and the repurchase of our Class A common stock.
Income before Income Taxes
     Income before income taxes for the nine month period ended September 30, 2008, was $18.2 million compared to $21.2 million for the nine month period ended September 30, 2007, due to the reasons described above.
Income Tax Expense
     Income tax expense for the nine month period ended September 30, 2008, was $6.9 million compared to $8.0 million for the nine month period ended September 30, 2007. Our effective tax rate was 38.0% for both the nine month periods ended September 30, 2008 and 2007.
Net Income
     Net income for the nine month period ended September 30, 2008, was $11.3 million compared to $13.1 million for the nine month period ended September 30, 2007, due to the reasons described above.
Liquidity and Capital Resources
Sources and Uses of Cash
     We had cash and cash equivalents of $6.3 million at September 30, 2008, and $14.1 million at December 31, 2007. The table below sets forth a summary of the significant sources and uses of cash for the nine month periods ended September 30.

	2008	2007
	(In thousands)
Cash provided by operating activities	$40,296	$35,406
Cash used in investing activities	(24,053)	(36,120)
Cash used in financing activities	(23,962)	(10,262)

Decrease in cash and cash equivalents	$(7,719)	$(10,976)

     Cash provided by operating activities was $40.3 million in the nine month period ended September 30, 2008, compared to $35.4 million in the nine month period ended September 30, 2007.
     Our working capital increased $2.9 million in the nine month period ended September 30, 2008. Working capital increased primarily because of the refinancing of $17.4 million of current maturities of long term debt and other changes in current assets and liabilities of $0.3 million, which amounts were partially offset by a decrease in cash of $7.7 million, an increase in accounts payable of $2.7 million, an increase in deferred revenue of $1.8 million, a decrease in investments of $1.7 million and an increase in accrued liabilities of $0.9 million.
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
     In the nine month period ended September 30, 2008, property and equipment increased $14.9 million as increases of $24.4 million from capital expenditures (including new construction), $0.1 million from acquisitions, and $3.1 million from accrued construction costs related to our expansion plan, were partially offset by $12.5 million of depreciation expense and a $0.2 million loss on disposal from hurricane damages.

ASSISTED LIVING CONCEPTS, INC.
     Total debt, including both current and long-term, was $126.8 million as of September 30, 2008, a decrease of $2.9 million from $129.7 million at December 31, 2007. The decrease in debt was due to repayments on mortgage debt of $18.7 million and the amortization of market value adjustments of $0.2 million, offset by additional borrowings under our $120 million credit facility of $7.0 million and new mortgage debt of $9.0 million.
     Cash used in investing activities was $24.1 million for the nine month period ended September 30, 2008, compared to $36.1 million in the nine month period ended September 30, 2007. Investment activities in the nine month period ended September 30, 2008, included the CaraVita Acquisition in January of 2008 for $14.5 million ($14.9 million had been designated for this acquisition as of December 31, 2007), payments for new construction projects of $12.1 million, and other capital expenditures of $12.3 million. Investment activities in the nine month period ended September 30, 2007, included $24.4 million for the purchase of a residence in Dubuque, IA, $3.2 million for new construction, and $8.5 million for other capital expenditures.
     Cash used in financing activities was $24.0 million for the nine month period ended September 30, 2008, compared to $10.3 million in the nine month period ended September 30, 2007. In the 2008 period financing activities consisted primarily of the repurchase of 3,519,600 shares of Class A common stock at a total cost of $21.3 million, additional borrowings under our $120 million credit facility of $7.0 million, new mortgage debt financing of $9.0 million, and $18.7 million of repayments on other mortgage debt. In the 2007 period, financing activities consisted of the repurchase of $27.7 million of stock, $6.0 million of mortgage debt payments, additional borrowings under our $120 million credit facility of $19.0 million, and new mortgage debt financing of $4.3 million.
$120 Million Credit Facility
     On November 10, 2006, ALC entered into a five year, $100 million revolving credit agreement with General Electric Capital Corporation and other lenders. The facility is guaranteed by certain ALC subsidiaries that own approximately 64 of the residences in our portfolio and secured by a lien against substantially all of the assets of ALC and such subsidiaries. Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate or LIBOR plus an amount that varies according to a pricing grid based on a consolidated leverage test. At September 30, 2008, this amount was LIBOR plus 150 basis points.
     On August 22, 2008, ALC entered into an agreement to amend its $100 million revolving credit agreement to allow ALC to borrow up to an additional $20 million, bringing the size of the facility to $120 million. Under certain conditions, and subject to possible market rate adjustments on the entire facility, ALC may request that the facility be increased by up to an additional $30 million.
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
     There were $49 million of borrowings under the facility at September 30, 2008, and $19 million of borrowings outstanding under the facility at September 30, 2007. As of December 31, 2007, borrowings of $42 million were outstanding under the facility. At September 30, 2008, ALC was in compliance with all applicable financial covenants and available borrowings under the facility were $71 million.
DMG Mortgage Notes Payable in 2008
     The first of three DMG Mortgage Notes payable in 2008 in the amount of $11.9 million came due and was repaid on May 31, 2008, with borrowings under our $120 million credit facility. On June 10, 2008, we mortgaged three of the seven residences located in

ASSISTED LIVING CONCEPTS, INC.
Texas which had secured the maturing debt with DMG. The new $9.0 mortgage debt bears interest at 7.07% and is due in July 2018. We incurred $0.2 million of closing costs which are being amortized over the 10 year life of the loan.
     The second of three DMG Mortgage Notes payable in 2008 in the amount of $7.2 million came due and was repaid on August 1, 2008, with borrowings under the $120 million credit facility. The remaining $7.2 million DMG Mortgage Note would have been due in December 2008 but has been extended to January 2009. ALC plans to repay this note with borrowings under the $120 million credit facility.
Debt Instruments
     Other than the DMG mortgages notes referred to above and the increased borrowings on the $120 million credit facility, there were no material changes in our debt obligations from December 31, 2007, to September 30, 2008, and, as of the date of this report, ALC was in compliance with all financial covenants in its debt agreements.
Principal Repayment Schedule
     Other than the changes in debt referred to above, there were no material changes in our monthly debt service payments from December 31, 2007, to September 30, 2008.
Letters of credit
     As of September 30, 2008, we had $4.8 million in outstanding letters of credit, the majority of which are secured by cash. Approximately $3.0 million of the letters of credit provide security for worker’s compensation insurance and the remaining $1.8 million of letters of credit are security for landlords of leased properties. During the nine months ended September 30, 2008, we changed general and professional liability insurance carriers and converted from being self-insured to full commercial insurance on a portion of our general and professional liability insurance program which resulted in the release of a $5.0 million letter of credit. All the letters of credit are renewed annually and have maturity dates ranging from November 2008 to December 2009.
Restricted Cash
     As of September 30, 2008, restricted cash consisted of $0.5 million of cash deposits securing letters of credit, $0.7 million of cash deposits as security for Oregon Trust Deed Notes, and $0.1 million of cash deposits as security for HUD Insured Mortgages. In March 2008, we changed general and professional liability insurance carriers and converted from being self-insured to full commercial insurance on a portion of our general and professional liability insurance program which resulted in the release of a $5.0 million letter of credit and $5.0 million of cash collateral.
Off Balance Sheet Arrangements
     ALC has no off balance sheet arrangements.
Cash Management
     As of September 30, 2008, we held unrestricted cash and cash equivalents of $6.3 million, of which $2.2 million is held at our captive insurance subsidiary. We monitor daily incoming cash flows and outgoing expenditures to ensure available cash is invested on a daily basis.
Future Liquidity and Capital Resources
     We believe that cash from operations, together with other available sources of liquidity, including borrowings available under our $120 million revolving credit facility and other borrowings which may be obtained on currently unencumbered properties, will be sufficient to fund operations, expansions, acquisitions, stock repurchases, anticipated capital expenditures, and required payments of principal and interest on our debt for the next twelve months.
     Recent turmoil in financial markets has severely restricted the availability of funds for borrowing. We believe the lenders under our $120 million revolving credit facility will continue to meet their obligations to fund our borrowing requests. However, given the current uncertainty in financial markets, we can not provide assurance of their continued ability to meet their obligations under the credit facility. We believe that existing funds and cash flow from operations will be sufficient to fund our operations, expansion

ASSISTED LIVING CONCEPTS, INC.
program, and required payments of principal and interest on our debt until the maturity of our $120 million credit facility in November, 2011. In the event that our lenders were unable to fulfill their obligations to provide funds upon our request under the $120 million revolving credit facility, it could have a material adverse impact on our ability to fund future expansions, acquisitions and share repurchases.
     In addition, the failure to meet certain operating and occupancy covenants in the CaraVita operating lease could give the lessor the right to accelerate the lease obligations and terminate our right to operate all or some of those properties. We were in compliance with all such covenants as of September 30, 2008, but declining economic conditions could constrain our ability to remain in compliance in the future. Failure to comply with those obligations could result in our being required to make an accelerated payment of the present value of the remaining obligations under the lease through its expiration in March 2015 (approximately $28.6 million as of September 30, 2008), as well as the loss of future revenue and cash flow from the operations of those properties.
Expansion Plans
     Construction continues on the expansion units in our program to add 400 units to existing owned buildings. Weather issues, primarily related to heavy rains and flooding in the Midwest, resulted in minor timing delays. We expect to complete, license, and begin accepting new residents in approximately 250 units by the end of the fourth quarter of 2008, with a targeted completion of 80 units in the first quarter of 2009 and the remaining 70 units in the second quarter of 2009. To date, costs have been consistent with our original estimates of $125,000 per unit.
Share Repurchase
     On December 14, 2006, the Board of Directors of ALC authorized a share repurchase program of up to $20 million of our Class A common stock. On August 20, 2007, and December 18, 2007, and August 6, 2008, the Board of Directors expanded the repurchase program by an additional $20 million, $25 million and $15 million, respectively, bringing the total authorized share repurchase to $80 million through August 6, 2009. Shares may be repurchased in the open market or in privately negotiated transactions from time to time in accordance with appropriate SEC guidelines and regulations and subject to market conditions, applicable legal requirements, and other factors. As of September 30, 2008, 8,210,660 shares had been repurchased for a total cost of $60.2 million at an average cost of $7.33 per share (plus fees of $0.03 per share). During the third quarter of 2008, we repurchased 122,900 shares at an aggregate cost of $642 thousand (excluding fees) and an average price of $5.22 per share (plus $0.03 per share in fees). The share repurchases were financed through existing funds and borrowings under the $120 million credit facility.
Accrual for Self-Insured Liabilities
     At September 30, 2008, we had an accrued liability for settlement of self-insured liabilities of $1.7 million in respect of general and professional liability claims. Claim payments were $0.2 and $0.1 million in the nine month periods ended September 30, 2008 and 2007, respectively. The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported. We estimate that $0.3 million of the total $1.7 million liability will be paid in the next twelve months. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. We believe we have provided sufficient provisions for general and professional liability claims as of September 30, 2008.
     At September 30, 2008, we had an accrual for workers’ compensation claims of $3.4 million. Claim payments for the nine month periods ended September 30, 2008 and 2007, were $1.4 million and $1.5 million, respectively. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. We believe we have provided sufficient provisions for workers’ compensation claims as of September 30, 2008.
     At September 30, 2008, we had an accrual for medical insurance claims of $0.9 million. The accrual is an estimate based on the historical claims per participant incurred over the historical lag time between date of service and payment by our third party administrator. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. We believe we have provided sufficient provisions for medical insurance claims as of September 30, 2008.
Unfunded Deferred Compensation Plan
     At September 30, 2008, we had an accrual of $2.2 million for our unfunded deferred compensation plan. ALC implemented an unfunded deferred compensation plan in 2005 which is offered to company employees defined as highly compensated by the Internal Revenue Code in which participants may defer up to 10% of their base salary.

ASSISTED LIVING CONCEPTS, INC.
$120 Million Credit Facility
     On November 10, 2006, we entered into the revolving credit facility with General Electric Capital Corporation and other lenders. The revolving credit facility is available to us to provide liquidity for expansions, acquisitions, working capital, capital expenditures, share repurchases, and for other general corporate purposes. See “Liquidity and Capital Resources — $120 Million Credit Facility” above for a more detailed description of the terms of the revolving credit facility.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Qualitative Disclosures
     At September 30, 2008, our long-term debt, including the current portion, consisted of fixed-rate debt of $77.6 million, exclusive of a $0.2 million purchase accounting market value adjustment, and variable rate debt of $49.0 million. As of December 31, 2007, our long-term debt consisted of fixed-rate debt of $87.3 million, exclusive of a $0.4 million purchase accounting market value adjustment, and variable rate debt of $42.0 million.
     Our earnings are affected by changes in interest rates as a result of borrowings on our $120 million credit facility. At September 30, 2008, we had $49.0 million of variable rate borrowings based on the LIBOR rate plus a premium. As of September 30, 2008, our variable rate was 150 basis points in excess of the LIBOR rate. For every 1% change in the LIBOR rate, our interest expense will change by approximately $490,000 annually. This analysis does not consider changes in the actual level of borrowings or repayments that may occur subsequent to September 30, 2008. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.
     As of September 30, 2008, we have no material derivative instruments. We do not speculate using derivative instruments and do not engage in derivative trading of any kind.
Quantitative Disclosures
     Other than the $11.9 million payoff and subsequent refinancing of $9.0 million with DMG and the $6.0 million of additional borrowings under the $120 million credit facility, there were no material changes in the principal or notional amounts and related weighted average interest rates by year of maturity for our debt obligations since December 31, 2007.
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

Part II. OTHER INFORMATION
Item 1A. RISK FACTORS.
     Other than the following, there are no material changes to the disclosure regarding risk factors in our Annual Report on Form 10-K for the year ended December 31, 2007.
Financial market conditions could restrict the availability of credit which could adversely affect our ability to borrow to fund acquisitions, expansions and share repurchases.
     Recent turmoil in financial markets has severely restricted the availability of funds for borrowing. We believe the lenders under our $120 million revolving credit facility will continue to meet their obligations to fund our borrowing requests. However, given the current uncertainty in financial markets, we can not provide assurance of their continued ability to meet their obligations under the credit facility. We believe that existing funds and cash flow from operations will be sufficient to fund our operations, expansion program, and required payments of principal and interest on our debt until the maturity of our $120 million credit facility in November, 2011. In the event that our lenders were unable to fulfill their obligations to provide funds upon our request under the $120 million revolving credit facility, it could have a material adverse impact on our ability to fund future expansions, acquisitions and share repurchases.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     In compliance with Item 703 of Regulation S-K, ALC provides the following summary of its purchases of Class A common stock during its third quarter of 2008.

				(d)
				Maximum Number
		(b)	(c)	(or Approximate
	(a)	Average	Total Number of	Dollar Value) of
	Total	Price Paid	Shares Purchased	Shares that May
	Number of	Per Share	as Part of Publicly	Yet Be Purchased
	Shares	(excluding	Announced Plans	Under the Plans or
Period	Purchased	fees)	or Programs	Programs (1)
July 1, 2008 to July 31, 2008	122,900 (1)	$5.22	122,900	$4,816,597

August 1, 2008 to August, 31, 2008	—	—	—	$19,816,597

September 1, 2008 to September 30, 2008	—	—	—	$19,816,597

Total	122,900 (1)	$5.22	122,900	$19,816,597

(1)	Consists of purchases made through the share purchase program originally announced on December 14, 2006, ($20 million), and expanded on August 20, 2007, (additional $20 million), December 18, 2007, (additional $25 million) and August 6, 2008, (additional $15 million), under which ALC may repurchase up to $80 million of its outstanding shares of Class A common stock through August 6, 2009, (exclusive of fees).

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
     Factors and uncertainties facing our industry and us include:
▪	national, regional and local competition which could cause us to lose market share and revenue;

▪	markets where overbuilding exists and future overbuilding in other markets where we operate our residences may adversely affect our operations;

▪	our ability to cultivate new or maintain existing relationships with physicians and others in the communities in which we operate could affect occupancy rates;

▪	events which adversely affect the ability of seniors to afford our monthly resident fees, including general economic downturns and declines in housing markets that restrict the ability of seniors to obtain funds from the sale of their homes, could cause our occupancy rates, revenues and results of operations to decline;

▪	our ability to successfully compete for acquisitions of new residences or to successfully complete and fill expansions could adversely affect the growth of our business;

▪	our planned exit from Medicaid programs could reduce overall occupancy and revenues;

▪	termination of our resident agreements and vacancies in the living spaces we lease could adversely affect our revenues, earnings and occupancy levels;

▪	increases in labor costs, as a result of a shortage of qualified personnel or otherwise, could increase operating costs;

▪	personal injury claims, if successfully made against us, could materially and adversely affect our financial condition and results of operations;

▪	failure to comply with laws and government regulation could lead to fines and penalties;

▪	compliance with regulations may require us to make unanticipated expenditures which could increase our costs and therefore adversely affect our earnings and financial condition;

▪	audits and investigations under contracts with federal and state government agencies could have adverse findings that impact our business;

▪	events which adversely affect the perceived desirability or safety of our residences to current or potential residents could cause occupancy and revenues to decline;

▪	failure to comply with laws governing the transmission and privacy of health information could materially and adversely affect our financial condition and results of operations;

▪	financial market conditions could restrict the availability of credit which could adversely affect our ability to borrow to fund acquisitions, expansions and share repurchases;

▪	efforts to regulate the construction or expansion of healthcare providers could impair our ability to expand through construction and redevelopment;

▪	we may make acquisitions that could subject us to a number of operating risks; and

▪	costs associated with capital improvements could adversely affect our profitability.
     Factors and uncertainties related to our indebtedness and lease arrangements include:
▪	covenants in loan agreements and leases could restrict our operations and defaults could result in the acceleration of indebtedness or cross-defaults, any of which would negatively impact our liquidity and inhibit our ability to grow our business and increase revenues;

▪	if we do not comply with the requirements in leases or debt agreements pertaining to revenue bonds, we would be subject to financial penalties;

▪	our indebtedness and long-term leases could adversely affect our liquidity, our ability to operate our business, and our ability to execute our growth strategy; and

▪	increases in market interest rates could significantly increase the costs of our unhedged debt and lease obligations, which could adversely affect our liquidity and earnings.

     Additional risk factors are discussed under the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission and available through the Investor Relations section of our website, www.alcco.com, as supplemented by the “Risk factors” section in Part II, Item 1A of this report.
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
John Buono
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: November 6, 2008
 S-1

ASSISTED LIVING CONCEPTS, INC.
EXHIBIT INDEX TO SEPTEMBER 30, 2008 QUARTERLY REPORT ON FORM 10-Q

Exhibit
Number	Description

10.1	First Amendment, dated as of August 22, 2008, to Credit Agreement dated as of November 10, 2006, among Assisted Living Concepts, Inc. the Lenders (as defined in the Credit Agreement), and General Electric Credit Corporation (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated August 22, 2008, File No. 001-13498)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 EI-1