Form 10-K
period 2008-12-31
ASSISTED LIVING CONCEPTS INC
filed 2009-03-06
CIK 929994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
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
Telephone: (262) 257-8888
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Class A Common Stock, $0.01	New York Stock Exchange
par value per share
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $294 million. For purposes of this computation shares of Class B Common Stock were assumed to have the same market value as Class A Common Stock. Common shares held as of June 30, 2008 by executive officers, directors and holders of more that 5% of the outstanding common shares have been excluded from this computation because such persons or institutions may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.
As of March 2, 2009, the registrant had 51,962,359 shares of its Class A Common Stock, $0.01 par value outstanding and 7,698,994 shares of its Class B Common Stock, $0.01 par value outstanding.
Documents Incorporated by Reference
Certain sections of registrant’s definitive proxy statement relating to its 2009 annual stockholders’ meeting to be held on April 30, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ASSISTED LIVING CONCEPTS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

ASSISTED LIVING CONCEPTS, INC.
ITEM 1 — BUSINESS
The Company
     As of December 31, 2008, Assisted Living Concepts, Inc. (“ALC”) and its subsidiaries operated 216 assisted living residences in 20 states in the United States totaling 9,154 units. ALC’s residences typically range from 40 to 60 units and offer residents a supportive, home-like setting and assistance with the activities of daily living.
     ALC became an independent, publicly traded company, whose Class A Common Stock is listed on the New York Stock Exchange, on November 10, 2006 (the “Separation Date”) when it separated (the “Separation”) from Extendicare Inc. (“Extendicare”).
     In connection with the Separation, holders of Extendicare Subordinate Voting Shares received (i) one share of Class A Common Stock of ALC and (ii) one Extendicare Common Share from Extendicare for each Extendicare Subordinate Voting Share that they held as of the Separation Date. Holders of Extendicare Multiple Voting Shares received (i) one share of Class B Common Stock of ALC and (ii) 1.075 Extendicare Common Shares from Extendicare for each Extendicare Multiple Voting Share that they held on the Separation Date.
     References in this report to “Assisted Living Concepts,” “ALC,” “we,” “our,” and “us” refer to Assisted Living Concepts, Inc. and its consolidated subsidiaries, as constituted after the Separation, unless the context otherwise requires.
History
     ALC was formed as a Nevada corporation in 1994. ALC operated as an independent company until January 31, 2005 when it was acquired by Extendicare Health Services, Inc. (“EHSI”) (the “ALC Purchase”), a wholly-owned subsidiary of Extendicare. At that time ALC operated 177 assisted living residences in 14 states with a total of 6,838 units.
     Following the ALC Purchase, Extendicare consolidated its assisted living operations with ALC’s and reorganized ALC’s internal reporting structure and operations to include previously owned EHSI assisted living residences. Between January 31, 2005 and November 10, 2006, ALC operated its 177 original residences and between 29 and 35 residences owned by EHSI. Shortly before the Separation, ALC purchased 29 assisted living residences from EHSI consisting of approximately 1,412 units. In addition, on November 1, 2006, ALC acquired an assisted living residence in Escanaba, Michigan consisting of 40 units from an unrelated third party. Together with ALC’s original 6,838 units and after certain other adjustments, ALC operated a total of 8,302 units at December 31, 2006. On July 20, 2007 ALC acquired a 185 unit property in Dubuque, Iowa and in the fourth quarter of 2007, opened additions to two existing properties which added 48 units. ALC operated 8,535 units as of December 31, 2007. On January 1, 2008, ALC acquired the operations of eight leased residences totaling 541 units and at the end of the fourth quarter of 2008, ALC opened additions on four of its properties adding an additional 78 units. At December 31, 2008 ALC operated a total of 9,154 units in 20 states.
     On June 19, 2006, ALC formed Pearson Insurance Company, LTD (“Pearson”), a wholly-owned, consolidated, Bermuda- based captive insurance company, to self-insure general and professional liability risks.
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
     For periods prior to the Separation Date, the historical consolidated financial and other data in this report have been prepared to include all of Extendicare’s assisted living business in the United States, consisting of:
▪	177 assisted living residences operated by ALC since the ALC Purchase,

▪	the assisted living residences operated by EHSI through the Separation Date, which ranged from 29 to 36 residences between January 1, 2003 and the date of the ALC Purchase and consisted of 32 residences operated by EHSI at December 31, 2005,

▪	three assisted living residences that were constructed and owned by EHSI (two of which were operated by ALC) during 2005,

▪	Pearson since its formation, and

▪	A residence in Escanaba, Michigan since its acquisition on November 1, 2006.
     Prior to the Separation, operations were terminated at four of the EHSI residences and are presented as discontinued operations. At the Separation Date, the historical financial statements consisted of 209 residences (two of which remained with EHSI).
     After the Separation Date, the consolidated financial statements represent Pearson, the 177 assisted living residences operated by ALC prior to the Separation, 29 residences purchased from EHSI shortly before the Separation, one residence acquired by ALC in November 2006, one residence acquired by ALC in July 2007 and eight leased residences acquired by ALC in January 2008, from and after their respective dates of acquisition.
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
     As of December 31, 2008, we provided senior assisted living accommodations and services through 216 residences containing 9,154 units located in 20 states. We provide seniors with a supportive, home-like setting with care and services, including 24 hour assistance with activities of daily living, medication management, life enrichment, health and wellness, and other services. See “Our Services” below. Our residences are purpose-built to meet the special needs of seniors and typically are located in targeted, middle-market suburban bedroom communities that were selected on the basis of a number of factors, including the size of our targeted demographic resident pool in the community. Residences include features designed to appeal to seniors and their decision makers. The majority of our residences are 40 to 60 unit, single story, square shaped buildings with an enclosed courtyard, a mix of studio and one-bedroom apartments, and wide hallways to accommodate our residents who use walkers and wheelchairs. The relatively small number of units and the design of our buildings enhance our ability to provide effective security and care, while also appealing to seniors who generally prefer easy access to their living quarters, pleasing aesthetics, and simplicity of design. We own 153 of our residences, operate 58 under long-term leases, and operate 5 under capital leases which contain options for us to purchase the properties in December 2009. Some of our residences offer independent living and memory care services.
Our Services
     Seniors in our assisted living residences are individuals who, for a variety of reasons, elect not to live alone, but do not need the 24-hour medical care provided in skilled nursing facilities. We design the services provided to these residents to respond to their individual needs and to improve their quality of life. This individualized assistance is available 24 hours a day and includes routine health-related services, which are made available and are provided according to the resident’s individual needs and state regulatory requirements. Available services include:
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
     Although a typical package of basic services provided to a resident includes meals, housekeeping, laundry and personal care, we accommodate the varying needs of our residents through the use of individual service plans and flexible staffing patterns. Our rate structure for services is based upon the acuity, or level, of services needed by each resident and individual service plans are based on periodic assessments of residents’ care needs. Supplemental and specialized health-related services for those residents requiring 24-hour supervision or more extensive assistance with activities of daily living, are provided by third-party providers who are reimbursed directly by the resident or a third-party payer (such as Medicare, Medicaid or long-term care insurance).
Expansion Program
     In February 2007, we announced plans to add a total of 400 units onto our existing owned residences. By the end of 2008, we had completed, licensed, and begun accepting new residents in approximately 80 of these units. Construction continues on the remaining expansion units. Weather issues, primarily related to heavy rains and flooding in the Midwest, hurricanes in the Texas and Louisiana regions, obtaining regulatory approvals and other unforeseen circumstances have resulted in timing delays. As of the date of this report, we are targeting completion of 170 units in the first quarter of 2009, 100 in the second quarter, 25 units in the third quarter and the remaining 25 in the fourth quarter of 2009. Cost estimates remain consistent with our original estimates of $125,000 per unit. We expended $22.2 million through December 31, 2008, and expect to spend an additional $27.8 million in 2009.
     Because we own rather than lease a significant number of our properties, we have the ability to add additional units onto existing properties without complications such as renegotiating leases with landlords. Expansions are targeted where existing residences have demonstrated the ability to support increased capacity. We continually evaluate ways to expand our portfolio of properties. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview,” in this Annual Report for a discussion of our business strategies.
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
Customers
     Payments from residents (or their responsible parties) who pay us directly (“private pay”) comprised approximately 92%, 85% and 79% of our revenues in 2008, 2007 and 2006, respectively. Our business is not materially dependent upon any single customer. We depend upon funding from various state Medicaid programs for payments of service fees for residents who pay through these programs. Our election to accept Medicaid within a state is on a residence by residence basis and we are not required to remain in any Medicaid programs (subject to notification requirements where required). Because revenue per resident received from Medicaid programs is significantly lower than from private pay residents, one of our business strategies is to increase the proportion of our units occupied by private pay residents. However, the involuntary termination of Medicaid contracts with certain states could have a material impact on our financial position and results of operations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Medicaid Programs” below.
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
     Assisted living residences are subject to periodic unannounced surveys by state and other local government agencies to assess and assure compliance with the respective regulatory requirements. A survey can also occur following a state’s receipt of a complaint regarding a residence. If one of our assisted living residences is cited for alleged deficiencies by the respective state or other agencies, we may be required to implement a plan of correction within a prescribed timeframe. Upon notification or receipt of a deficiency report, our regional and corporate teams assist the residence to develop, implement and submit an appropriate corrective action plan. Most state citations and deficiencies are resolved through the submission of a plan of correction that is reviewed and approved by the state agency. In some instances, the survey team will conduct a re-visit to validate substantial compliance with the state rules and regulations.
Health Privacy Regulations and Health Insurance Portability and Accountability Act
     Our assisted living residences are subject to state laws to protect the confidentiality of our residents’ health information. We have implemented procedures to meet the requirements of the state laws and we train our residence personnel on those requirements.
     We are not a covered entity in respect of the Health Insurance Portability and Accountability Act of 1996, or HIPAA. However, residences which electronically invoice state Medicaid programs are considered covered entities and are subject to HIPAA and its implementing regulations. Currently, we electronically invoice state Medicaid programs in 13 residences in one state. We use state provided software to reduce the complexity and risk in compliance with the HIPAA regulations. HIPAA requires us to comply with standards for the exchange of health information at those residences and to protect the confidentiality and security of health data. The Department of Health and Human Services has issued four rules that mandate the standards with respect to certain healthcare transactions and health information under HIPPA. The four rules pertain to:
▪	privacy standards to protect the privacy of certain individually identifiable health information;

▪	standards for electronic data transactions and code sets to allow entities to exchange medical, billing and other information and to process transactions in a more effective manner;

▪	security of electronic health information privacy; and

▪	use of a unique national provider identifier.
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
Medicaid Programs
     As of December 31, 2008, 74 of our 216 residences participated in State Medicaid programs and at December 31, 2008, 572 units were occupied by Medicaid residents. Medicaid programs generally reimburse providers for the cost associated with the service component of assisted living. Medicaid residents are responsible to pay a certain amount of their available income each month to cover the room and board costs. The reimbursement rates paid to assisted living providers are established by state Medicaid departments and, except for Texas and Arizona, the same rates are paid to all providers irrespective of their actual costs. Reimbursement rates vary significantly from state to state.
     In recent years, as state budgets have tightened, Medicaid annual rate increases for home and community-based services have decreased and in some instances rates have been frozen for several years. In order to reduce our reliance upon Medicaid funding, over the last year we decreased the number of our residences participating in the Medicaid program by approximately 28%. Correspondingly, while Medicaid revenues represented 15% of our overall revenues for 2007, Medicaid revenues represented 8.0% of our overall revenues for 2008.
Competition
     We expect to face increased competition from new market entrants as the demand for assisted living grows. Providers of assisted living residences compete for residents primarily on the basis of quality of care, price, reputation, physical appearance of the residences, services offered, family preferences, physician referrals, and location. Some of our competitors operate on a not-for-profit basis or as charitable organizations. In addition, providers of assisted living residences compete with home-based residential care, either provided by family members or other third parties. As the general economy declines and unemployment increases, families are less able to afford assisted living or are more willing or available to care for family members at home.
     We compete directly with companies that provide assisted living services to seniors as well as other companies that provide similar long-term care alternatives. In most of the communities in which we operate, we face two or three competitors that offer assisted living residences that could be similar to ours in size, price and range of services offered. In addition, we face competition from other providers in the senior living industry, including independent living residences and companies that provide adult day care in the home, congregate care residences where residents elect the services to be provided, continuing care retirement centers on campus-like settings and nursing homes that provide long-term care services.
     We prefer to own our residences and, therefore, compete with various real estate investors, such as joint ventures, real estate investment trusts (“REITs”) and real estate developers, for land and facility purchases. Generally, real estate investors purchase or construct assisted living residences and enter into management agreements with operators. In July 2008, the Health Care REIT provision of the REIT Improvement Diversification and Empowerment Act was passed as part of the Housing Assistance Act of 2008 allowing REITs to realize more value from their existing properties. Real estate investment companies which may have substantially more resources and greater access to capital markets may compete with us for acquisitions in markets in which we operate or in which we look to operate.
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
     We believe that some markets, including some of the markets in which we operate, may have been overbuilt, in part because regulations and other barriers to entry into the assisted living industry are not substantial. In addition, because the number of people who can afford to pay our daily resident fee is limited, the supply of assisted living residences may outpace demand in some markets. The impacts of such overbuilding include:
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
     We believe that each local market is different, and our responses to the specific competitive environment in any market will vary. However, if a competitor were to attempt to enter one of the markets in which we operate, we may be required to reduce our rates, provide additional services, or expand our residence to meet perceived additional demand. We may not be able to compete effectively in markets that become overbuilt.
     We believe our major competitive strengths are:
▪	the size and breadth of our portfolio, and the depth of our experience in the senior living industry, which allow us to achieve operating efficiencies that many of our competitors in the highly fragmented senior living industry cannot;

▪	our ownership of 153 assisted living residences, or more than 70% of the total number of residences we operate, which increases our operating flexibility by allowing us to refurbish or expand residences to meet changing consumer demands without having to obtain landlord consent, and divest residences and exit markets at our discretion;

▪	the staffing model of our residences which emphasizes the importance we place on delivering high quality care to our residents, with a particular emphasis on preventative care and wellness; and

▪	targeting communities based on their demographic profile, the average wealth of the population, and the cost of operating in the community.
Employees
     As of December 31, 2008, we employed approximately 4,650 people, including approximately 350 registered and licensed practical nurses, 2,630 nursing assistants and 1,670 dietary, housekeeping, maintenance and other staff.
     We have not been subject to union organization efforts at our residences. To our knowledge, we have not been and are not currently subject to any other organizational efforts.
     The national shortage of nurses and other personnel has required us to adjust our wage and benefits packages to compete in the healthcare marketplace. We compete with other healthcare providers for nurses and residence directors and with various industries for healthcare assistants and other lower-wage employees. To the extent practicable, we avoid using temporary staff. We have been subject to additional costs associated with the increasing levels of reference and criminal background checks that we have performed on our hired staff to ensure that they are suitable for the functions they will perform within our residences. Our inability to control labor availability and costs could have a material adverse effect on our future operating results.
Corporate Organization
     Our corporate headquarters is located in Menomonee Falls, Wisconsin, where we have centralized various functions in support of our assisted living operations, including our human resources, legal, purchasing, internal audit, and accounting and information technology support functions. At our corporate offices, senior management provides overall strategic direction, seeks development and acquisition opportunities, and manages the overall assisted living business. The human resources function implements corporate personnel policies and administers wage and benefit programs. We have dedicated clinical, marketing, and risk management support groups for our assisted living operations. Senior departmental staff are responsible for the development and implementation of corporate-wide policies pertaining to resident care, employee hiring, training and retention, marketing initiatives and strategies, risk management, residence maintenance, and project coordination.
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
Available Information
     Our Internet address is www.alcco.com. There we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. The information found on our website is not part of this or any other report we file with or furnish to the SEC.
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
Risk Relating to Our Business
Unfavorable economic conditions, such as recessions, high unemployment levels, and declining housing markets, adversely affect the ability of seniors to afford our resident fees and could cause occupancy and revenues to decline.
          Economic downturns limit the ability of seniors to afford our resident fees. Some residents depend on income from the sale of their homes or from other investments or financial support from family members in order to afford our resident fees. High unemployment levels may limit the ability of family members to provide financial support and may provide family members with the time necessary to take care of seniors in their homes. Costs to seniors associated with independent and assisted living services are not generally reimbursable under government reimbursement programs such as Medicare and Medicaid. Our occupancy rates and revenues could decline if we are unable to retain or attract seniors with sufficient income, assets or other resources required to pay the fees associated with assisted living services. If our occupancy percentage in 2008 had decreased by one percentage point proportionately across all payer sources, we estimate our revenue would have decreased by approximately $2.3 million.
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
We face numerous competitors and, if we are unable to compete successfully, we could lose market share and revenue.
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
If we fail to cultivate new or maintain existing relationships with resident reference sources in the markets in which we operate, our occupancy percentage, payer mix and resident rates may deteriorate.
          Our ability to improve our overall occupancy percentage, payer mix and resident rates, depends on our reputation in the communities we serve and our ability to successfully market to our target population. A large part of our marketing and sales efforts is directed towards cultivating and maintaining relationships with key community organizations who work with seniors, physicians and other healthcare providers in the communities we serve, whose referral practices significantly affect the choices seniors make with respect to their long-term care needs. If we are unable to successfully cultivate and maintain strong relationships with these community organizations, physicians and other healthcare providers, our occupancy rates and revenue could decline.
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
Labor costs comprise a substantial portion of our operating expenses. An increase in wages, as a result of a shortage of qualified personnel or otherwise, or an increase in staffing requirements as a result of regulatory changes, could substantially increase our operating costs.
          We compete with other healthcare providers for residence directors and nurses and with various industries for healthcare assistants and other employees. A national shortage of nurses and other trained personnel, a shortage of workers in some of the communities we serve, and general inflationary pressures have forced us to enhance our wage and benefits packages in order to compete for qualified personnel. In order to supplement staffing levels, we periodically may be forced to use more costly temporary help from staffing agencies. Because labor costs represent a substantial portion of our operating expenses, increases in wage rates could have a material adverse effect on our future operating results. In addition, regulatory changes could increase staffing requirements which could have a material adverse effect on our operating results.

We may not be able to increase residents’ fees enough to cover increased energy, food or other costs, which could reduce our operating margins.
          Energy and food costs comprise a significant portion of our operating expenses. We generally try to pass increases in energy, food and other costs on to our residents but may not be able to if residents are not able to afford the increased costs. Increased energy, food, and other costs could result in lower margins, lower revenues from lower occupancy following rate increases, or both.
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
          Our growth strategy includes the acquisition of new residences as well as the expansion of existing residences. We select acquisition and expansion candidates with the expectation that they will add value to ALC. However, there is no assurance that we will be successful in selecting the right residences to acquire or expand, that acquisitions or expansions will be completed without unexpected negative surprises, or that we will be successful in filling new residential units. Failure to successfully complete acquisitions or expansions could adversely affect our operations and financial results.
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
          Our residences are required to comply with the Americans with Disabilities Act, or ADA. The ADA generally requires that buildings be made accessible to people with disabilities. We must also comply with the Fair Housing Act, which prohibits us from discriminating against individuals on certain bases in any of our practices if it would cause such individuals to face barriers in gaining residency in any of our residences. In addition, we are required to operate our residences in compliance with applicable fire and safety regulations, building codes and other land use regulations and food licensing or certification requirements as they may be adopted by governmental agencies and bodies from time to time. We may be required to make substantial expenditures to comply with those requirements.
We face periodic reviews, audits and investigations under our contracts with federal and state government agencies, and these audits could have adverse findings that may negatively impact our business.
          As a result of our participation in the Medicaid programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Private pay sources may also reserve the right to conduct audits. An adverse review, audit or investigation could result in refunding amounts we have been paid, fines, penalties and other sanctions, loss of our right to participate in the Medicaid programs or one or more private payer networks, and damage to our reputation. We also are subject to potential lawsuits under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. These lawsuits can involve significant monetary awards to private plaintiffs who successfully bring these suits.
Failure to comply with laws governing the transmission and privacy of health information could materially and adversely affect our financial condition and results of operations.
          We are subject to state laws to protect the confidentiality of our resident’s health information. In addition, we are subject to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, in 13 of our residences in Texas where we electronically invoice the state’s Medicaid program. HIPAA requires us to comply with standards relating to the privacy of protected health information, the exchange of health information within our company and with third parties, and the confidentiality and security of protected electronic health information. Our ability to comply with the transaction and security standards of HIPAA is, in part, dependent upon third parties, such as the state that provides us the software to electronically invoice and other fiscal intermediaries and state program payers. If we do not comply with the HIPAA standards or state laws, we could be subject to civil sanctions, which could materially and adversely affect our financial condition and results of operations.

Market conditions could restrict our ability to fill refurbished residences and expansion units.
          Our business strategies include refurbishing under-performing residences and expanding high-performing residences to attract new residents. If we fail to fill refurbished or expanded residences, it could adversely affect operating results.
State regulations affecting the construction or expansion of healthcare providers could impair our ability to expand through construction and redevelopment.
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
Risk Relating to Our Indebtedness and Lease Arrangements
Financial market conditions could restrict the availability of credit which could adversely affect our ability to refinance indebtedness or to borrow funds for working capital, acquisitions, expansions and share repurchases.
          Recent turmoil in financial markets has severely restricted the availability of funds for borrowing. We believe the lenders under our $120 million revolving credit facility will continue to meet their obligations to fund our borrowing requests. However, given the current uncertainty in financial markets, we can not provide assurance of their continued ability to meet their obligations under the credit facility. We believe that existing funds and cash flow from operations will be sufficient to fund our operations, expansion program, and required payments of principal and interest on our debt until the maturity of our $120 million credit facility in November 2011. In the event that our lenders were unable to fulfill their obligations to provide funds upon our request under the $120 million revolving credit facility, it could have a material adverse impact on our ability to fund future expansions, acquisitions and share repurchases.
Our credit facility, existing mortgage loans and lease agreements contain covenants that restrict our operations. Any default under such facilities, loans or leases could result in the acceleration of indebtedness, cross-defaults, or lease terminations, any of which would negatively impact our liquidity and inhibit our ability to grow our business and increase revenues.
          Our credit facility contains financial covenants and cross-default provisions that may inhibit our ability to grow our business and increase revenues. In some cases, indebtedness is secured by both a mortgage on a residence (or residences) and a guaranty by us. In the event of a default under one of these scenarios, the lender could avoid judicial procedures required to foreclose on real property by declaring all amounts outstanding under the guaranty immediately due and payable and requiring us to fulfill our obligations to make such payments. In addition, our leases contain financial and operating covenants and cross default provisions. Breaches of certain lease covenants could give the landlord the right to require us to pre-pay future lease payments, write off our related assets and replace us with new operators. The realization of any of these scenarios could have an adverse effect on our financial condition and capital structure. Further, because our mortgages and leases generally contain cross-default and cross-collateralization provisions, a default by us related to one residence could affect a significant number of residences and their corresponding financing arrangements and leases.
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
          To the extent they are unhedged, borrowings under our revolving credit facility are exposed to variable interest rates. In addition, some of our residences are leased under leases whose rental rates increase at their renewal dates based on financial indices such as the Consumer Price Index. Increases in prevailing interest rates, or financial indices, could increase our payment obligations which would negatively impact our liquidity and earnings.
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
          As of December 31, 2008, Scotia Investments Limited, which is owned directly or indirectly by members of the Jodrey family, owned approximately 88% of the outstanding shares of our Class B Common Stock which represents approximately 53% of the total voting power of our common stock. Accordingly, Scotia Investments Limited generally has the ability to influence or control matters requiring stockholder approval, including the nomination and election of directors and the determination of the outcome of corporate transactions such as mergers, acquisitions and asset sales. Our chairman, Mr. Hennigar, and one additional director, Mr. Brotz, are members of the Jodrey family. Mr. Hennigar and Mr. Brotz disclaim beneficial ownership of the shares held by Scotia Investments Limited. In addition, the disproportionate voting rights of our Class B Common Stock may make us a less attractive takeover target.
Conflicts of interest may arise between us and Extendicare that could be resolved in a manner unfavorable to us.
          As part of the separation from Extendicare, we entered into a number of transition and service agreements with Extendicare, including agreements dealing with tax allocation, payroll and benefits services, and technology services. We also entered into a separation agreement with Extendicare which covers matters such as the allocation of responsibility for certain pre-existing liabilities. While the agreements other than the separation agreement are generally terminable at ALC’s option upon ninety (90) days’ notice, questions relating to conflicts of interest may arise between us and Extendicare’s successor, Extendicare Real Estate Investment Trust (“Extendicare REIT”), relating to our past and ongoing relationships. Our Vice Chair and director, Mr. Rhinelander, also serves as Chairman and a trustee of Extendicare REIT. Decisions with the potential to create, or appear to create, conflicts of interest could relate to the nature, quality and cost of transitional services rendered to us by Extendicare, competition for potential acquisition or other business opportunities, or employee retention or recruiting.
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
ITEM 1B — UNRESOLVED STAFF COMMENTS
     None.

ITEM 2 — PROPERTIES
     As of December 31, 2008, we operated 216 residences across 20 states, with the capacity to serve 9,154 residents. Of the residences we operated at December 31, 2008, we owned 153 and leased 63 pursuant to operating and capital leases.
     Our assisted living operations are outlined in the following table:

						Total Residences
	Owned			Leased from Others		Under Operation
			Resident		Resident		Resident
	Number	Encumbered (1)	Capacity	Number	Capacity	Number	Capacity
Texas	27	18	1,077	14	563	41	1,640
Indiana	21	8	869	2	78	23	947
Washington	13	5	588	8	308	21	896
Ohio	15	12	583	5	191	20	774
Oregon	11	7	382	8	276	19	658
Wisconsin	12	11	657	—	—	12	657
Iowa	6	3	415	1	35	7	450
Pennsylvania	10	10	376	1	39	11	415
Arizona	7	7	324	2	76	9	400
South Carolina	6	4	234	4	160	10	394
Idaho	5	5	196	4	148	9	344
Nebraska	5	2	168	4	156	9	324
New Jersey	5	5	195	3	117	8	312
Georgia	—	—	—	5	290	5	290
Louisiana	4	3	173	—	—	4	173
Alabama	—	—	—	1	164	1	164
Michigan	4	1	157	—	—	4	157
Minnesota	1	1	60	—	—	1	60
Kentucky	1	1	55	—	—	1	55
Florida	—	—	—	1	44	1	44

Total	153	103	6,509	63	2,645	216	9,154

(1)	Certain of our properties are pledged as collateral under debt obligations. See Note 11 to our consolidated financial statements.
Corporate Offices
     We own our corporate headquarters which is located in Menomonee Falls, Wisconsin. Our regional offices in Dallas, Texas and Seattle, Washington are leased.
ITEM 3 — LEGAL PROCEEDINGS
          We are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to commercial contracts and premises and professional liability matters. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect the results of operations on a quarter-to-quarter basis, we believe that the outcome of such legal and other matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of security holders during the fourth quarter of 2008.
Executive Officers of the Registrant
          Listed below are the executive officers of ALC, together with their ages, positions and business experience for the past five years. All executive officers hold office at the pleasure of the Board of Directors.

Name	Age	Position
Laurie A. Bebo	38	President and Chief Executive Officer
John Buono	45	Senior Vice President, Chief Financial Officer and Treasurer
Eric B. Fonstad	61	Senior Vice President, General Counsel, and Corporate Secretary
Walter A. Levonowich	52	Vice President and Controller
     Laurie A. Bebo. Ms. Bebo was Chief Operating Officer of ALC from February 2005 to November 2006 when she became President and Chief Executive Officer of ALC. She was elected a director of ALC in May 2008. Prior to February 2005, Ms. Bebo was employed by EHSI and was responsible for EHSI’s skilled nursing, assisted living and independent living operations. She is also a director of Newton Fine Paper LLC.
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
     Walter A. Levonowich. Mr. Levonowich has been Vice President and Controller of ALC since February 2005. Prior to February 2005, he held a number of positions in various financial capacities with EHSI and its subsidiaries, including Vice President of Reimbursement Services and Vice President of Accounting.
PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     On November 10, 2006, we issued 57,543,165 shares of Class A Common Stock, $0.01 par value, and 11,778,433 shares of Class B Common Stock, $0.01 par value in connection with the Separation.
     Our Class A Common Stock is listed and began trading on the New York Stock Exchange under the symbol “ALC” on November 10, 2006. The following table shows the high and low sales prices of our Class A Common Stock during the last two fiscal years as reported by the NYSE.

	High	Low
2008:
First quarter	$7.58	$5.46
Second quarter	$7.56	$5.42
Third quarter	$7.95	$5.05
Fourth quarter	$6.45	$3.00

2007:
First quarter	$13.18	$9.70
Second quarter	$12.75	$10.10
Third quarter	$11.13	$8.36
Fourth quarter	$10.07	$6.49
     The closing sale price of our Class A Common Stock as reported on the NYSE on March 2, 2009, was $2.54 per share. As of that date there were 279 holders of record.
     Our Class B Common Stock is neither listed nor publicly traded. On March 2, 2009, there were 129 holders of record of our Class B Common Stock.
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
     A reconciliation of our outstanding shares since the Separation is as follows:

		Class A Common Stock	Class B Common Stock	Treasury Stock
November 10, 2006		57,543,165	11,778,433	—
	Conversion of Class B to Class A	1,958,753	(1,822,096)	—

December 31, 2006		59,501,918	9,956,337	—
	Conversion of Class B to Class A	1,321,015	(1,228,879)	—
	Repurchase of Class A Common Stock	(4,691,060)	—	4,691,060

December 31, 2007		56,131,873	8,727,458	4,691,060
	Conversion of Class B to Class A	1,065,306	(991,060)	—
	Repurchase of Class A Common Stock	(4,900,933)	—	4,900,933

December 31, 2008		52,296,246	7,736,398	9,591,993

ISSUER PURCHASES OF EQUITY SECURITIES
     The following summary of repurchases of Class A Common Stock during the fourth quarter of 2008 is provided in compliance with Item 703 of Regulation S-K.

			(c)	(d)
	(a)		Total Number of	Maximum Number
	Total	(b)	Shares Purchased as	(or Approximate Dollar
	Number of	Average	Part of Publicly	Value) of Shares that May
	Shares	Price Paid	Announced Plans or	Yet Be Purchased Under
Period	Purchased	Per Share	Programs	the Plans or Programs (1)
October 1, 2008 to October 31, 2008	—	—	—	$19,816,597
November 1, 2008 to November 30, 2008	931,533 (1)	$4.16	931,533	$15,945,520
December 1, 2008 to December 31, 2008	449,800 (1)	$4.31	449,800	$14,005,542
Total	1,381,333 (1)	$4.21	1,381,333

(1)	Consists of purchases made through the share purchase program originally announced on December 14, 2006, ($20 million), and expanded on August 20, 2007, (additional $20 million), December 18, 2007, (additional $25 million) and August 6, 2008, (additional $15 million), under which ALC may repurchase up to $80 million of its outstanding shares of Class A Common Stock through August 6, 2009, (exclusive of fees).

Performance Graph
     The following Performance Graph shows the changes for the period beginning November 10, 2006 (the Separation Date) and ended December 31, 2008 in the value of $100 invested in: (1) ALC’s Class A Common Stock; (2) the Standard & Poor’s Broad Market Index (the “S&P 500”); and (3) the common stock of the peer group (as defined below) of companies, whose returns represent the arithmetic average for such companies. The values shown for each investment are based on changes in share price and assume the immediate reinvestment of any cash dividends.
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
ITEM 6 — SELECTED FINANCIAL DATA
          The following selected financial data as of and for each of the five years in the period ended December 31, 2008 have been derived from our audited consolidated financial statements. The selected financial data do not purport to indicate results of operations as of any future date or for any future period. The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes included elsewhere in this report.
          As of December 31, 2008, Assisted Living Concepts, Inc. and its subsidiaries (“ALC” or the “Company”) operated 216 assisted living residences in 20 states in the United States totaling 9,154 units. ALC’s residences average approximately 40 to 60 units and offer residents a supportive, home-like setting and assistance with the activities of daily living.

          ALC became an independent, publicly traded company listed on the New York Stock Exchange on November 10, 2006 (the “Separation Date”) when ALC Class A and Class B Common Stock was distributed to the stockholders of the parent company Extendicare Inc., (“Extendicare”) now known as Extendicare Real Estate Investment Trust (the “Separation”).
          Effective upon the Separation, the ownership structure of the entities changed and as such became consolidated. All references in this report to ALC financial statements, both pre- and post-Separation Date, are referred to as “consolidated” as opposed to “combined.”
          For periods prior to the Separation Date the historical consolidated financial and other data in this report have been prepared to include all of Extendicare’s assisted living business in the United States, consisting of:
▪	177 assisted living residences operated by ALC since the time of the ALC Purchase;

▪	the assisted living residences operated by EHSI through the Separation Date, which consisted of 32 residences operated by EHSI at December 31, 2005;

▪	three assisted living residences that were constructed and owned by EHSI (two of which were operated by ALC) during 2005;

▪	Pearson since its formation;

▪	A residence in Escanaba, Michigan, since its acquisition on November 1, 2006.
          Prior to the Separation, operations were terminated at four of the EHSI residences and were presented as discontinued operations. At the Separation Date, the historical financial statements included 209 residences (two of which remained with EHSI).
          After the Separation Date, historical consolidated financial and other data include Pearson, 178 assisted living residences operated by ALC (including the Escanaba residence), 29 residences purchased from EHSI, one residence acquired by ALC in July 2007 and eight leased residences acquired by ALC in January 2008, from and after their respective dates of acquisition. As of the date of this report, ALC operated a total of 216 residences.
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
     Certain reclassifications have been made to the 2007 consolidated financial statements to conform to the presentation for 2008.
     The financial information presented below may not reflect what our results of operations, financial position and cash flows would have been had we operated as a separate, stand-alone entity during the periods presented or what our results of operations, financial position and cash flows will be in the future.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Income Statement Data:
Revenues	$234,085	$229,347	$231,148	$204,949	$33,076
Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	152,851	151,684	153,347	138,126	23,837
General and administrative	12,789	13,073	10,857	6,789	506
Residence lease expense	19,900	14,310	14,291	12,852	66
Depreciation and amortization	18,710	17,642	16,699	14,750	3,281
Transaction costs	—	56	4,415	—	—
Impairment of long-lived assets	—	—	3,080	—	—

Income from operations	29,835	32,582	28,459	32,432	5,386
Interest expense, net	(7,097)	(5,091)	(9,197)	(11,603)	(1,738)
Loss on early retirement of debt	—	—	—	—	(647)

Income from continuing operations before income taxes	22,738	27,491	19,262	20,829	3,001
Income tax expense	(8,415)	(10,312)	(8,727)	(8,119)	(1,138)

Net income from continuing operations	14,323	17,179	10,535	12,710	1,863
Net loss from discontinued operations	—	—	(1,526)	(368)	(228)

Net income	$14,323	$17,179	$9,009	$12,342	$1,635

Per share data (1):
Basic earnings per common share:
Income from continuing operations	$0.23	$0.25	$0.15	$0.18	$0.02
Loss from discontinued operations	—	—	(0.02)	—	—

Net Income	$0.23	$0.25	$0.13	$0.18	$0.02

Diluted earnings per common share:
Income from continuing operations	$0.23	$0.25	$0.15	$0.18	$0.02
Loss from discontinued operations	—	—	(0.02)	—	—

Net income	$0.23	$0.25	$0.13	$0.18	$0.02

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$19,905	$14,066	$19,951	$6,439	$119
Property and equipment	422,791	395,141	374,612	378,362	73,390
Total assets	498,621	476,241	447,340	420,697	84,622
Total debt	156,282	129,719	90,636	131,526	—
Parent’s investment	—	—	—	203,443	79,372
Stockholders’ equity	279,739	294,534	316,838	—	—

(1)	For periods prior to December 31, 2006, basic and diluted earnings per share are computed using shares outstanding as of the Separation Date.

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
History
     Assisted Living Concepts, Inc. (“ALC”) was formed as a Nevada corporation in 1994 and operated as an independent company until January 31, 2005 when it was acquired by Extendicare Health Services, Inc. (“EHSI”) (the “ALC Purchase”), a wholly-owned subsidiary of Extendicare Inc. (“Extendicare”). At that time ALC operated 177 assisted living residences in 14 states with a total of 6,838 units.
     Following the ALC Purchase, Extendicare consolidated its assisted living operations with ALC’s and reorganized ALC’s internal reporting structure and operations to include previously owned EHSI assisted living residences. Between January 31, 2005 and November 10, 2006, ALC operated its 177 residences and between 29 and 35 residences owned by EHSI.
     On November 10, 2006 (the “Separation Date”), ALC became an independent, publicly traded company listed on the New York Stock Exchange when it separated (the “Separation”) from Extendicare. Shortly before the Separation, ALC purchased 29 assisted living residences from EHSI consisting of 1,412 units and acquired an assisted living residence in Escanaba, Michigan consisting of 40 units. Together with ALC’s original 6,838 units and after certain other adjustments, ALC operated a total of 8,302 units at December 31, 2006. On July 20, 2007 ALC acquired a 185 unit property in Dubuque, Iowa and in the fourth quarter of 2007, opened additions to two existing properties which added 48 additional units. ALC operated 8,535 units as of December 31, 2007. On January 1, 2008, ALC acquired the operations of eight leased residences totaling 541 units and at the end of the fourth quarter of 2008, ALC opened additions on four of its properties adding an additional 78 units. At December 31, 2008 ALC operated a total of 9,154 units in 20 states.
     We own 153 of our residences, lease five under capital leases with an option to purchase in 2009, with the remaining 58 under long-term leases, giving us significant operational flexibility with respect to our properties.
Executive Overview
     At the time of the ALC Purchase, a relatively large proportion of ALC residents paid for assisted living services through Medicaid programs. At December 31, 2005, approximately 32.9% of residents at the 177 ALC properties were paying through Medicaid and, overall when consolidated with the EHSI properties, 29.8% were paying through Medicaid. Private pay rates generally exceed those offered through Medicaid programs by 25% to 35%.
     Because of this disparity in pay rates for comparable rooms and services, we initiated a program in 2006 to make additional units available to private pay residents by reducing the number of units occupied by residents paying through the various state Medicaid programs. We exited Medicaid contracts at an accelerated pace in 2007, primarily in response to actions by the State of Texas to initiate a managed Medicaid system. Although the accelerated phase of our exit from Medicaid contracts is complete, our Medicaid census continues to decline because we no longer accept new Medicaid residents and only allow private pay residents to roll over into the Medicaid program at a very limited number of residences. We continued this strategy through 2008 and intend to continue it in the future. The impact on both the Medicaid and overall occupancy from these initiatives is referred to in this report as the “Medicaid Impact”. As of December 31, 2008, 2007 and 2006, we had 572, 939, and 1,914 residents, respectively, paying through Medicaid. For the years ended December 31, 2008, 2007 and 2006, our average Medicaid census represented 11.6%, 20.4% and 27.8%, respectively, of our population and 8.3%, 15.0% and 21.0% of our revenues.
     The January 1, 2008 acquisition of the operations of BBLRG, LLC doing business as CaraVita (the “CaraVita Acquisition”) consisting of eight leased residences added 481 private pay residents to our occupancy. If we had not made the CaraVita Acquisition, our occupancy would have declined during 2008. We believe that the implementation of the Private Pay Impact combined with deteriorating conditions in the general economy were major factors in the decline in private pay occupancy in 2008. We believe that the decline in private pay occupancy in 2008 resulted from a combination of factors, including:
▪	private pay residents who left our residences because they could no longer rollover from private pay into Medicaid programs;

▪	residents’ inability to obtain necessary funds from the sale of their homes or from other investments; and

▪	the increased ability and willingness of other family members to provide care at home.
     The impact of these factors is referred to in this report as the “Private Pay Impact”. In the event general economic conditions fail to improve, we believe these negative occupancy and revenue trends may continue.
     Average private pay occupancy in 2008 on an overall basis increased by 230 units over 2007. The increase resulted from the addition of 481 occupied private pay units in the CaraVita Acquisition and 47 occupied private pay units representing 85 occupied units for the first 201 days of 2007 from the July 20, 2007 acquisition of a newly built residence in Dubuque, Iowa (the “Dubuque Acquisition”), partially offset by a reduction of a total of 298 private pay occupied units in our same residence portfolio and in the CaraVita and Dubuque Acquisitions since their respective dates of acquisition.
     As a result of the Medicaid Impact, Private Pay Impact, and CaraVita and Dubuque Acquisitions, the average occupancy for all of our residences was 68.9%, 79.1% and 85.0% in 2008, 2007 and 2006, respectively, and the percentage of our revenues from private pay sources was 91.7%, 85.0% and 79.0%, respectively. We believe that reducing the number of units available for residents who pay through Medicaid programs is a necessary part of our long-term strategy to improve the overall revenue base. Our overall average revenue per occupied unit day in 2008, 2007 and 2006 was $102.24, $94.19 and $87.06, respectively.
Business Strategies
     We plan to grow our revenue and operating income by:
▪	increasing the overall size and attractiveness of our portfolio by building additional capacity and refurbishing existing residences and by making acquisitions;

▪	increasing our occupancy rate and the percentage of revenue derived from private pay sources; and

▪	applying operating efficiencies achievable from owning a large number of assisted living residences.
Increasing the overall size and attractiveness of our portfolio by building additional capacity and refurbishing existing residences and by making acquisitions
     In February 2007, we announced plans to add a total of 400 units to our existing owned buildings. By the end of 2008, we had completed, licensed, and begun accepting new residents in approximately 80 of these units. Construction continues on the remaining expansion units. Weather issues, primarily related to heavy rains and flooding in the Midwest, hurricanes in the Texas and Louisiana regions, obtaining regulatory approvals and other unforeseen circumstances have resulted in timing delays. As of the date of this report, we are targeting completion of 170 units in the first quarter of 2009, 100 in the second quarter, 25 units in the third quarter and the remaining 25 in the fourth quarter of 2009. We expended $22.2 million through December 31, 2008, and expect to spend an additional $27.8 million in 2009 related to this expansion program. Cost estimates remain consistent with our original estimates of $125,000 per unit. This unit cost includes the addition of common areas such as media rooms, family gathering areas and exercise facilities. Our process of selecting buildings for expansion consisted of identifying what we believe to be our best performing buildings as determined by factors such as occupancy, strength of the local management team, private pay mix, and demographic trends for the area. We expect to continue to evaluate our portfolio of properties for potential expansion opportunities but have no immediate plans to add additional units to existing buildings.
     In 2008 we temporarily closed, refurbished and reopened two residences in Arizona consisting of 98 units. In addition, in 2008 we temporarily closed a 50 unit residence in Texas which we plan to begin refurbishing in early 2009. We expect to temporarily close and refurbish three residences consisting of 109 units in Oregon in early 2009. We expect these projects to take six to nine months to complete and that it will take the residences approximately twelve additional months to stabilize occupancy. We believe refurbishment projects are necessary where markets have strong growth potential and our existing residence needs to be upgraded and repositioned in the market. We expect to spend approximately $200,000 to $400,000 on each of these projects. We may temporarily close and refurbish other residences from time to time.

     We intend to continue to grow our portfolio of residences by making selective acquisitions in markets with favorable private pay demographics. In November 2006, we acquired a fully tenanted private pay 40 unit assisted living residence in Escanaba, Michigan at a cost of approximately $4.6 million. This residence is included in our current expansion program. On July 20, 2007, we completed the Dubuque Acquisition, the acquisition of a newly constructed 185 unit assisted/independent living residence in Dubuque, Iowa at a cost of approximately $24.4 million. Effective January 1, 2008, we completed the CaraVita Acquisition, the acquisition of the operations of eight leased assisted living residences with a total of 541 units for a purchase price including expenses of $14.8 million. The residences, five of which are located in Georgia and one in each of South Carolina, Alabama and Florida, were occupied with 481 private pay residents at the time of acquisition. The lease has an initial term expiring in March 2015 with three five-year renewal options.
     Because of the size of our operations and the depth of our experience in the senior living industry, we believe we are able to effectively identify and maximize cost efficiencies and expand our portfolio by investing in attractive assets in our target communities. Additional regional, divisional and corporate costs associated with our growth are anticipated to be proportionate to current operating levels. Acquiring additional properties can require significant outlays of cash. Our ability to make future acquisitions may be limited by general economic conditions affecting credit markets. See “Future Liquidity and Capital Resources” below.
Increasing our occupancy rate and the percentage of revenue derived from private pay sources
     One of our strategies is to increase the number of residents in our residences who are private pay, both by filling existing vacancies with private pay residents and by gradually decreasing the number of units that are available for residents who rely on Medicaid. We use a focused sales and marketing effort designed to increase demand for our services among private pay residents and to establish ALC as the provider of choice for residents who value wellness and quality of care.
     We plan to continue to improve our payer mix by increasing the size of our private pay population. Specifically, from November 2006 through December 31, 2008, we increased the number of units available to private pay residents by exiting Medicaid contracts at 44 of our residences and reaching an agreement with the state of Oregon to gradually reduce the number of units available to Medicaid residents through attrition. In limited circumstances we may be required to allow residents who are private pay to remain in the residence if they later convert to Medicaid. We plan to continue to focus on moving private pay residents into our residences.
     We consider improvement in payer mix an important part of our long-term strategy to improve the overall revenue base. To the extent we have not been able to immediately fill vacancies created by the exit of Medicaid residents with private pay residents, the reduction in the number of units occupied by Medicaid residents has significantly contributed to overall occupancy and revenue reductions. If general economic conditions fail to improve, our ability to fill vacant units with private pay residents may continue to be difficult and the negative occupancy and revenue trends may continue. However, as the proportion of population in our residences who pay through Medicaid programs trends closer to zero, the impact on our revenues and operating income from additional attrition in the number of our Medicaid residents will diminish.
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
     The remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:
▪	Basis of Presentation of Historical Consolidated Financial Statements. This section provides an overview of our historical assisted living operations and the basis of presentation for our historical consolidated financial statements.

▪	Business Overview. This section provides a general financial description of our business, including the sources and composition of our revenues and operating expenses. In addition, this section outlines the key performance indicators that we use to monitor and manage our business and to anticipate future trends.

▪	Consolidated Results of Operations. This section provides an analysis of our results of operations for the year ended December 31, 2008 compared to the year ended December 31, 2007 and for the year ended December 31, 2007 compared to the year ended December 31, 2006.

▪	Liquidity and Capital Resources. This section provides a discussion of our liquidity and capital resources as of December 31, 2008, and our expected future cash needs.

▪	Critical Accounting Policies. This section discusses accounting policies which we consider to be critical to obtain an understanding of our consolidated financial statements because their application on the part of management requires significant judgment and reliance on estimations of matters that are inherently uncertain.
     In addition to our core business, ALC holds share investments in Omnicare, Inc. a publicly traded corporation in the United States, BAM Investments Corporation, a Canadian publicly traded company, and MedX Health Corporation, a Canadian publicly traded corporation, and cash or other investments in Pearson Indemnity Company Ltd. (“Pearson”), our wholly owned Bermuda based captive insurance company formed primarily to provide self insured general and professional liability coverage.
Basis of Presentation of Historical Consolidated Financial Statements
          Effective upon the Separation, the ownership structure of the entities changed and as such became consolidated. All references in this report to ALC financial statements, both pre- and post-Separation Date, are referred to as “consolidated” as opposed to “combined.”
          For periods prior to the Separation Date the historical consolidated financial and other data in this report have been prepared to include all of Extendicare’s assisted living business in the United States, consisting of:
▪	177 assisted living residences operated by ALC since the time of the ALC Purchase;

▪	the assisted living residences operated by EHSI through the Separation Date, which consisted of 32 residences operated by EHSI at December 31, 2005;

▪	three assisted living residences that were constructed and owned by EHSI (two of which were operated by ALC) during 2005;

▪	Pearson since its formation;

▪	the Escanaba residence since its acquisition on November 1, 2006.
          Prior to the Separation, operations were terminated at four of the EHSI residences and were presented as discontinued operations. At the Separation Date, the historical financial statements included 209 residences (two of which remained with EHSI).
          After the Separation Date, historical consolidated financial and other data include Pearson, 178 assisted living residences operated by ALC (including the Escanaba residence), 29 residences purchased from EHSI, one residence acquired by ALC in July 2007 and eight leased residences acquired by ALC in January 2008, from and after their respective dates of acquisition. As of the date of this report, ALC operated a total of 216 residences.
          The historical consolidated financial and other operating data prior to the Separation Date do not contain data related to certain assets and operations that were transferred to ALC such as share investments in Omnicare, BAM, and MedX, or cash and other investments in Pearson, and do include certain assets and operations that were not transferred to ALC in connection with the Separation such as certain EHSI properties that did not fit the targeted portfolio profile or were not readily separable from EHSI’s operations. The differences between the historical consolidated financial data and financial data for the assets and the operations transferred in the Separation are immaterial in 2006.
          The following is a description of significant events that occurred to our assisted living business since January 2005 and how those events affected the basis of presentation of historical consolidated financial statements:
▪	On January 31, 2005, all of the outstanding capital stock of ALC, which had a portfolio of 177 assisted living residences (6,838 units) in 14 states at the time, 122 of which were owned and 55 of which were leased, was acquired by EHSI.

▪	During 2005, EHSI completed construction projects that resulted in increased capacity at five assisted living residences (96 units), opened a newly constructed assisted living residence in Wisconsin (60 units), and closed one assisted living residence in Washington (12 units). In addition, EHSI completed construction on two new assisted living residences (90 units) in Ohio and Indiana that were opened and operated by ALC. As a result, as of December 31, 2005, ALC operated 179 residences, two of which were owned by EHSI, and EHSI operated 32 residences, for a consolidated operation of 211 residences (8,673 units) in 17 states.

▪	Between January 1, 2006, and the Separation Date, EHSI closed an assisted living residence (60 units) in Texas and disposed of the property. It also closed an assisted living residence in Oregon (45 units) and discontinued operations at an assisted living residence (63 units) in Washington for which the underlying lease had expired. EHSI also completed construction projects that increased capacity (37 units) at two assisted living residences. On November 1, 2006, ALC completed the acquisition of an assisted living residence (40 units) in Escanaba, Michigan. As a result, as of the Separation Date, ALC operated 180 residences, two of which were owned by EHSI, and EHSI operated 29 residences, for a consolidated operation of 209 residences (8,530 units) in 17 states.

▪	On the Separation Date Extendicare transferred 29 of the 31 properties previously owned by EHSI to ALC. As of the Separation Date, ALC operated a total of 207 residences (8,302 units) in 17 states.

▪	On July 20, 2007, we completed the acquisition of a newly constructed 185 unit assisted/independent living residence in Dubuque, Iowa at a purchase price including all fees and expenses of approximately $24.4 million. At the time of purchase, the residence was approximately 47% occupied with all private pay residents.

▪	Effective January 1, 2008, we completed the CaraVita Acquisition, consisting of eight leased assisted living residences with a total of 541 units for a purchase price including expenses of $14.8 million. The residences, five of which are located in Georgia and one in each of South Carolina, Alabama and Florida, were occupied with 481 private pay residents at the time of acquisition. The lease has an initial term expiring in March 2015 with three five-year renewal options.
          Since the ALC Purchase, ALC has purchased certain accounting, human resources and information technology services from EHSI. For periods subsequent to March 31, 2005 through the Separation Date, charges related to the consolidated ALC and EHSI operations for accounting, human resources, information technology and certain other administrative services have been allocated based upon estimated incremental cost to support the consolidated operations. Stock options to acquire Extendicare shares granted to ALC senior management have been charged to general and administrative expenses, based upon the number of options granted and the share price for the periods reflected. Interest charges prior to the Separation Date have been allocated based upon:
▪	any ALC specific facility-based debt instruments in place with the applicable interest charges;

▪	interest incurred by EHSI on the replacement of ALC debt prior to the ALC Purchase;

▪	for residences owned by EHSI, based upon the assisted living residences’ historic cost and average borrowing rates of EHSI for those periods; or

▪	for debt incurred under EHSI’s line of credit in connection with the ALC Purchase, the interest incurred on the average balance of the line of credit and EHSI’s average interest rate on the line of credit.
          Interest charges after the Separation Date are based upon ALC’s actual outstanding debt.
          In addition, all assets and liabilities associated with the assisted living operations of Extendicare since January 31, 2005, have been reflected in the historical audited consolidated financial statements.
          For purposes of the audited consolidated financial statements, residences that were sold or closed have been reported as discontinued operations.
Business Overview
Revenues
          We generate revenue from private pay and Medicaid sources. For the years ended December 31, 2008, 2007 and 2006, approximately 91.7%, 85.0% and 79.0%, respectively, of our revenues were generated from private pay sources. Residents are charged an accommodation fee that is based on the type of accommodation they occupy and a service fee that is based upon their assessed level of care. We generally offer studio, one-bedroom and two-bedroom accommodations. The accommodation fee is based on prevailing market rates of similar assisted living accommodations. The service fee is based upon periodic assessments, which include input of the resident and the resident’s physician and family and establish the additional hours of care and service provided to the resident. We offer various levels of care for assisted living residents who require less or more frequent and intensive care or supervision. For the years ended December 31, 2008, 2007 and 2006 approximately 78%, 79% and 82%, respectively, of our private pay revenue was derived from accommodation fees with the balance derived from service fees. Both the accommodation and level of care service fees are charged on a per day basis, pursuant to residency agreements with month-to-month terms.
          Medicaid rates are generally lower than rates earned from private payers. Therefore, we consider our private pay mix an important performance indicator.
          Although we intend to continue to reduce the number of units occupied by residents paying through Medicaid, as of December 31, 2008, we provided assisted living services to Medicaid funded residents at 75 of the residences we operate. Medicaid programs in each state determine the revenue rates for accommodations and levels of care. The basis of the Medicaid rates varies by state and in certain states is subject to negotiation.
Residence Operations Expenses
          For all continuing residences, as defined below, residence operations expense percentages consisted of the following:

	2008	2007	2006
Wage and benefit costs	61%	61%	62%
Property related costs	21	20	19
Other operating costs	18	19	19

Total	100%	100%	100%

          The largest component of our residence operations expense consist of wages and benefits and property related costs which include utilities, property taxes, and building maintenance related costs. Other operating costs include food, advertising, insurance, and other operational costs related to providing services to our residents. Wage and benefit costs are generally variable (with the exception of minimum staffing requirements as provided from state to state) and can be adjusted with changes in census. Property related costs are generally fixed while other operating costs are a mix of fixed (i.e. insurance) and variable costs (i.e. food).
General and Administrative Costs
          As a result of the Separation, as of the Separation Date, we required services and incurred additional costs associated with being a public company. In addition, certain other general and administrative costs that had been shared with Extendicare since the ALC Purchase were re-established after completion of the Separation. Certain of these costs were in place as of the Separation Date; however, since the Separation Date, we have incurred additional annual public company costs relating to:
▪	board of director fees;

▪	Sarbanes-Oxley compliance;

▪	hiring additional members of the management team;

▪	stock registration and listing fees;

▪	other general and administrative costs for reporting and compliance;

▪	quarterly and annual filings;

▪	transfer agent fees;

▪	public relations; and

▪	directors’ and officers’ liability insurance.
          Subsequent to the ALC Purchase, certain general and administrative services were provided to us by Extendicare. Extendicare’s incremental costs, and, in the case of information technologies, the price that Extendicare’s related company, Virtual Care Provider Inc. (“VCPI”), sells services to external clients, have been charged to us since the Separation. Some services previously provided through Extendicare have been provided directly to us by third party vendors since the Separation. Pursuant to transitional services agreements with subsidiaries of Extendicare, certain services continue to be provided to us by subsidiaries of Extendicare. Until the third quarter of 2007, these services included information technology, payroll and employee benefits processing, and reimbursement services (Medicaid cost reporting in the state of Texas). In August 2007, we terminated our contract with VCPI for information technology services and now provide these services in-house. As of December 31, 2008, Extendicare continues to provide us with payroll and employee benefits processing.
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

Review of Key Performance Indicators
          In order to compare our performance between periods, we assess the key performance indicators for all of our continuing residences. All “continuing operations” or “continuing residences” are defined as all residences excluding:
▪	one assisted living residence in Oregon that was converted to a skilled nursing facility during the three months ended March 31, 2006;

▪	a leased assisted living residence in Washington that discontinued operations in the three months ended March 31, 2006; and

▪	an assisted living residence in Texas that was closed during the three months ended March 31, 2006.
          In addition, we assess the key performance indicators for residences that we operated in all reported periods, or “same residence” operations. Same residence data excludes the Escanaba acquisition, the Dubuque Acquisition, the CaraVita Acquisition, and two residences (141 units) and an additional 129 assisted living units contained in skilled nursing facilities retained by Extendicare.
ADC
All Continuing Residences
          The following table sets forth our average daily census (“ADC”) for the years ended December 31, 2008, 2007 and 2006 for both private pay and Medicaid residents for all of the continuing residences whose results are reflected in our consolidated financial statements:
Average Daily Census

	2008	2007	2006
Private pay	5,527	5,297	5,213
Medicaid	728	1,357	2,012

Total ADC	6,255	6,654	7,225

Private pay occupancy percentage	88.4%	79.6%	72.2%

Private pay revenue percentage	91.7%	85.0%	79.0%

          During 2008, total ADC decreased 6.0% from the prior year. Private pay ADC increased 4.3% from the prior year primarily due to the CaraVita and Dubuque Acquisitions, partially offset by the Private Pay Impact. Medicaid ADC decreased 46.4% from the prior year due to the Medicaid Impact. As a result of the Medicaid Impact, partially offset by the Private Pay Impact, the private pay occupancy mix increased in percentage from 79.6% to 88.4% and the private pay revenue mix increased from 85.0% to 91.7%. During 2007, total ADC decreased 7.9% from the prior year, while private pay ADC increased 1.6% primarily from a focused sales and marketing effort to increase demand for our services. Medicaid ADC decreased 32.6% from the prior year due to the Medicaid Impact. As a result of the Medicaid Impact, and the focused sales and marketing efforts, the private pay occupancy mix increased during 2007 in percentage from 72.2% to 79.6% and the private pay revenue mix increased from 79.0% to 85.0%.
Same Residence Basis
          The following table sets forth our average daily census for the years ended December 31, 2008, 2007 and 2006 for both private and Medicaid payers for all of the assisted living residences on a same residence basis.
Average Daily Census

	2008	2007	2006
Private pay	4,928	5,228	5,213
Medicaid	728	1,357	2,012

Total ADC	5,656	6,585	7,225

Private pay occupancy percentage	87.1%	79.4%	72.2%

Private pay revenue percentage	90.9%	84.9%	79.0%

     During 2008, total ADC on a same-store basis decreased 14.1% from the prior year. Private pay ADC decreased 5.7% primarily from the Private Pay Impact. Medicaid ADC decreased 46.4% from the prior year due to the Medicaid Impact. As a result of the Medicaid Impact, partially offset by the Private Pay Impact, the private pay occupancy mix increased in percentage from 79.4% to 87.1% and the private pay revenue mix increased from 84.9% to 90.9%. During 2007, total ADC decreased 8.9% from the prior year, while private pay ADC increased 0.3% primarily from a focused sales and marketing effort to increase demand for our services. Medicaid ADC decreased 32.6% from the prior year due to the Medicaid Impact. As a result of the Medicaid Impact and the focused sales and marketing efforts, the private pay occupancy mix increased during 2007 in percentage from 72.2% to 79.4% and the private pay revenue mix increased from 79.0% to 84.9%.
Occupancy Percentage
          Occupancy percentages are affected by our acquisition of residences in lease-up mode, construction and opening of new assisted living residences, and additions to existing assisted living residences as the assisted living residence is filling the additional units. After the completion of construction, we generally plan for additional units to take anywhere from one to one and a half years to reach optimum occupancy levels (defined by us as at least 90%).
          Due to the impact on occupancy rates that developmental units have on historical results, we split occupancy information between mature and developmental units. In general, developmental units are defined as the additional units in a residence that has undergone an expansion or in a new residence that has opened. New units identified as developmental are classified as such for a period of no longer than 12 months after completion of construction. Between January 1, 2006 and December 31, 2008, we completed the following projects that increased our operational capacity: (1) 2006 — two additions (37 units) and one acquisition (40 units), (2) 2007— two additions (48 units) and 1 acquisition (185 units) and (3) 2008— the CaraVita Acquisition (eight residences comprising 541 units) and four additions (78 units). The 2006 acquisition is classified as mature as it was 100% occupied on the day of acquisition. The CaraVita Acquisition is classified as mature as these residences were approximately 90% occupied upon purchase. All units that are not developmental are considered mature units, including all of the 177 residences added in the ALC Purchase.
All Continuing Residences
          The following table sets forth our occupancy percentages for the years ended December 31, 2008, 2007 and 2006 for all mature and developmental continuing residences whose results are reflected in our consolidated financial statements:
Occupancy Percentage

	2008	2007	2006
Mature	69.6%	79.7%	86.0%

Developmental	44.3%	44.0%	67.8%

Total residences	68.9%	79.1%	85.0%

          For 2008, we saw a decline in mature residences’ occupancy percentage from 79.7% to 69.6% and an increase in occupancy in our developmental residences from 44.0% to 44.3%. For, 2007, we saw a decline in mature residences occupancy percentage from 86.0% to 79.7% and a decrease in occupancy in our developmental residences from 67.8% to 44.0%.
          Occupancy percentages for all residences decreased from 79.1% in 2007 to 68.9% in 2008.
          The declines in occupancy percentage for 2008 and 2007 were primarily due to the Medicaid Impact. For 2008 only, the decline in our occupancy percentage was also due to the Private Pay Impact.
Same Residence Basis
     The following table sets forth the occupancy percentages outlined above on a same residence basis:
Occupancy Percentage

	2008	2007	2006
Mature	67.7%	79.6%	86.0%

Developmental	11.8%	24.2%	67.8%

Total residences	66.7%	78.9%	85.0%

          For 2008, we saw a decline in mature residences occupancy percentage from 79.6% to 67.7% and a decrease in occupancy in our developmental residences from 24.2% to 11.8%.

          For 2007, we saw a decline in mature residences occupancy percentage from 86.0% to 79.6% and a decrease in occupancy in our developmental residences from 67.8% to 24.2%.
          Occupancy percentages for same residences decreased from 78.9% in 2007 to 66.7% in 2008.
          The declines in our occupancy percentage for 2008 and 2007 were due to the Medicaid Impact. For 2008 only, the decline in occupancy percentage was also due to the Private Pay Impact.
Average Revenue Rate by Payer Source
          The following table sets forth our average daily revenue rates for the years ended December 31, 2008, 2007 and 2006 for both private pay and Medicaid payers for residences whose results are reflected in our historical consolidated financial statements:
Average Daily Revenue Rate

	2008	2007	2006
Private pay	$106.15	$100.61	$96.20

Medicaid	$72.61	$69.11	$64.11

Total	$102.24	$94.19	$87.06

          The average private pay revenue rate increased 5.5% in 2008, compared to 4.6% in 2007, and our Medicaid rates increased by 5.1% and 7.8% in the same periods, respectively. In 2008, market rate increases of approximately 5% were enhanced by higher service fees. In 2007, market rate increases of approximately 5% were partially offset by new private pay residents moving into smaller, lower rate units. While we offer a combination of one bedroom and studio apartments, our Medicaid residents generally reside in studio apartments. In 2007, as those units became available, private pay residents moved into those smaller units and therefore reduced the overall rate of private pay residents.
Number of Residences Under Operation
     The following table sets forth the number of residences under operation as of December 31:

	2008	2007	2006
Owned	153	153	152
Under capital lease	5	5	5
Under operating leases	58	50	50

Total under operation	216	208	207

Percent of residences:
Owned	70.8%	73.6%	73.4%
Under capital leases	2.3	2.4	2.4
Under operating leases	26.9	24.0	24.2

	100.0%	100.0%	100.0%

ADJUSTED EBITDA and ADJUSTED EBITDAR
The following table sets forth a reconciliation of net income to adjusted EBITDA and adjusted EBITDAR as of December 31:

	2008	2007	2006
	(In thousands)
Net income	$14,323	$17,179	$9,009
Loss from discontinued operations, net of taxes	—	—	1,526
Provision for income taxes	8,415	10,312	8,727

Income from continuing operations before income taxes	22,738	27,491	19,262
Add:
Depreciation and amortization	18,710	17,642	16,699
Interest expense, net	7,097	5,091	9,197
Transaction costs	—	56	4,415
Loss on impairment of long-lived assets	—	—	3,080
Non-cash equity based compensation	99	—	368
Loss on sale or disposal of fixed assets	382	—	—

Adjusted EBITDA	49,026	50,280	53,021

Add: Lease expense	19,900	14,310	14,291

Adjusted EBITDAR	$68,926	$64,590	$67,312

The following table sets forth the calculations of adjusted EBITDA and adjusted EBITDAR percentages as of December 31:

	2008	2007	2006
	(Dollars in thousands)
Revenues	$234,085	$229,347	$231,148

Adjusted EBITDA	$49,026	$50,280	$53,021

Adjusted EBITDAR	$68,926	$64,590	$67,312

Adjusted EBITDA as percent of total revenue	20.9%	21.9%	22.9%

Adjusted EBITDAR as percent of total revenue	29.4%	28.2%	29.1%

          Adjusted EBITDA decreased for the 2008 year as compared to the 2007 year primarily from an increase in residence lease expense ($5.6 million) and an increase in residence operations expenses excluding the loss on property from hurricanes ($0.8 million), partially offset by higher revenues as discussed below ($4.7 million) and a decrease in general and administrative expenses excluding non-cash equity based compensation ($0.4 million). Adjusted EBITDAR increased as a result of the reasons discussed above for adjusted EBITDA excluding the increase in residence lease expense ($5.6 million). Residence operations expenses increased primarily from acquisitions, partially offset by a reduction in labor and food expense associated with lower occupancy. Residence lease expenses increased primarily from the CaraVita Acquisition.
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
          Adjusted EBITDAR as a percentage of total revenues increased to 29.4% in 2008 from 28.2% in 2007 as a result of management’s increased focus on expense controls.
          Please see “— Business Overview — Key Performance Indicators — Adjusted EBITDA and Adjusted EBITDAR” above for a discussion of our use of adjusted EBITDA and adjusted EBITDAR and a description of the limitations of such use.

Consolidated Results of Operations
Three Year Financial Comparative Analysis
          The following table sets forth details of our revenues and income as a percentage of total revenues for the last three years ended December 31:

	2008	2007	2006
Revenues	100.0%	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	65.2	66.1	66.4
General and administrative	5.5	5.7	4.7
Residence lease expense	8.5	6.3	6.2
Depreciation and amortization	8.0	7.7	7.2
Transaction costs	—	—	1.9
Impairment of long-lived asset	—	—	1.3

Income from operations	12.8	14.2	12.3
Interest expense, net	(3.1)	(2.2)	(4.0)
Income tax expense	(3.6)	(4.5)	(3.7)

Net income from continuing operations	6.1	7.5	4.6
Loss from discontinued operations, net of tax	—	—	(0.7)

Net income	6.1%	7.5%	3.9%

Year Ended December 31, 2008 Compared with the Year Ended December 31, 2007
Revenues
     Revenues in 2008 increased $4.7 million or 2.1% from 2007 primarily due to additional revenues from acquired residences ($18.3 million), higher average daily revenue as a result of rate increases ($12.1 million), and one additional day in the 2008 period due to leap year ($0.6 million), partially offset by a reduction in the number of units occupied by private pay residents ($9.8 million), the planned reduction in the number of units occupied by Medicaid residents ($15.9 million), and revenue from leasing ALC’s corporate office ($0.6 million) in the 2007 period only.
Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)
     Residence operations costs increased $1.2 million, or 0.8%, in 2008 compared to 2007. The CaraVita and Dubuque Acquisitions increased residence operations costs by $11.8 million and expenses related to the effects of hurricanes increased operating expenses by $0.4 million. These increases were largely offset by decreases in operating expenses related to the decline in occupancy. Payroll and benefits decreased $7.4 million, dietary related expenses decreased $2.1 million, resident care and activities expenses decreased $0.3 million, and housekeeping decreased $0.2 million. Other non-occupancy related expenses such as administrative expenses, insurance and property taxes, declined by $0.5 million, $0.3 million, and $0.2 million, respectively.
General and Administrative
     General and administrative costs decreased $0.3 million, or 2.2%, in 2008 compared to 2007. Decreases in general and administrative expenses included $0.9 million from a reduction in information technology fees resulting from internalizing information technology functions, $0.2 million in directors and officers insurance, and $0.2 million in communications costs. These changes were partially offset by increases of $0.6 million in salaries and benefits and $0.4 million in legal fees.
Residence Lease Expense
     Residence lease expense increased $5.6 million to $19.9 million in 2008 compared to 2007. Lease expense increases were primarily attributable to the CaraVita Acquisition.
Depreciation and Amortization
     Depreciation and amortization increased $1.1 million to $18.7 million in 2008 compared to $17.6 million in 2007. The increase in depreciation expense resulted from the full year impact of two additions that were completed during 2007, the Dubuque Acquisition in July 2007, and from general capital expenditures across our portfolio. Amortization expense decreased by $0.5 million from a reduction in resident relationship amortization of $1.9 million which was fully amortized in January 2008, partially offset by additional intangible amortization of $1.4 million resulting from the CaraVita and Dubuque Acquisitions.
Transaction Costs
          No costs related to the separation from Extendicare were incurred in 2008. Transaction costs related to our separation amounted to approximately $0.1 million in 2007.
     Impairment of Long-Lived Asset
          ALC periodically assesses the recoverability of long-lived assets, including property and equipment, in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that all long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying value of an asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent the book value of the asset exceeds estimated fair value. No impaired properties were identified in 2008.
Income from Operations
          Income from operations for 2008 was $29.8 million compared to $32.6 million for 2007 due to the reasons described above.
Interest Income
          Interest income decreased $1.1 million to $0.6 million in 2008 compared to 2007. The decrease was due to lower interest rates on invested cash and a decrease in cash available for investment.
Interest Expense
          Interest expense increased $0.9 million to $7.7 million in 2008 compared to 2007. The increase was primarily due to higher borrowings under our $120 million credit facility to fund the CaraVita and Dubuque Acquisitions and Class A Common Stock repurchases .
Income before Income Taxes
          Income before income taxes for 2008 was $22.7 million compared to $27.5 million for 2007 due to the reasons described above.
Income Tax Expense
          Income tax expense for 2008 was $8.4 million compared to $10.3 million for 2007. Our effective tax rate was 37.0% and 37.5% for 2008 and 2007, respectively. Our effective rate declined 0.5% due to lower overall taxable income in 2008 resulting in a reduction of our current federal tax rate from 35% to 34%. Our deferred tax assets and liabilities remain tax effected at the 35% federal tax rate, the rate at which we expect our temporary differences to be recovered or settled.
Net Income
          Net income for 2008 was $14.3 million compared to $17.2 million for 2007 due to the reasons described above.
Year Ended December 31, 2007 Compared with the Year Ended December 31, 2006
Revenues
Revenues in 2007 decreased $1.8 million, or 0.8%, to $229.3 million from $231.1 million in 2006. Revenues decreased primarily due to a decrease in our average daily Medicaid census of 635 residents (excluding 20 Medicaid residents in properties retained by Extendicare) resulting in decreased revenue of $15.2 million, the elimination of $4.5 million in revenues associated with properties retained by Extendicare that were included only to the Separation Date, and a reduction of $1.0 million in revenues associated with the amortization of below market leases from Extendicare’s 2005 acquisition of ALC which ended in January 2007. These decreases were partially offset by increases in revenue of approximately $8.4 million due to an increase in private pay occupancy of 239 residents, (excluding 155 private pay residents retained by Extendicare), $8.8 million due to private pay rate increases, and $1.7 million due to Medicaid rate increases.
Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)
          Residence operating costs (exclusive of depreciation and amortization and residence lease expense shown below) decreased $1.7 million, or 1.1%, in 2007 compared to 2006. Decreased residence operations expense resulted from the elimination of $3.7 million in expenses associated with certain properties retained by Extendicare that were included only to the Separation Date, partially offset by $1.1 million of additional salaries and benefits, $0.5 million of increased maintenance expenses, and $0.4 million of higher property related costs such as taxes and utilities. The full year impact (as compared to two months in 2006) of the Escanaba, Michigan acquisition and the partial year impact of the Dubuque Acquisition were contributing factors to each of these increases.
General and Administrative
          General and administrative expenses increased $2.2 million, or 20.4%, in 2007 compared to 2006. General and administrative expenses increased $1.5 million from increases in salaries and benefits, $1.1 million for new public company costs such as directors’ and officers’ liability insurance and investor relations, $0.2 million in expenses related to our new corporate office, and $0.9 in other administrative charges. These increases were offset by $0.4 million in lower non-cash equity based compensation expense and $1.1 million of savings on services previously provided by Extendicare.
Residence Lease Expense
          Residence lease expense was unchanged at $14.3 million for both 2007 and 2006.
Depreciation and Amortization
          Depreciation and amortization increased $0.9 million to $17.6 million in 2007 compared to $16.7 million in 2006. The increase primarily resulted from the full year impact of the acquisition of our corporate office building in August 2006, the acquisition of a residence in Escanaba, Michigan, in November 2006, and the Dubuque Acquisition in July of 2007, partially offset by the depreciation on two freestanding residences that were retained by Extendicare upon the Separation.
Transaction Costs
          Transaction costs related to the Separation amounted to approximately $0.1 million and $4.4 million in 2007 and 2006, respectively.
Impairment of Long-Lived Asset
          ALC periodically assesses the recoverability of long-lived assets, including property and equipment, in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that all long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying value of an asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent the book value of the asset exceeds estimated fair value. One such property was identified in 2006. As a result of ALC’s assessment, an impairment charge of approximately $3.1 million was recorded in the third quarter of 2006. No impaired properties were identified 2007.
Income from Operations
          Income from operations before income taxes for 2007 was $32.6 million compared to $28.5 million for 2006, due to the reasons described above.

Interest Income
          Interest income increased $0.8 million to $1.7 million in 2007 compared to 2006. Interest income increased due to increased cash balances available for investing.
Interest Expense
          Interest expense decreased $3.3 million to $6.8 million in 2007 compared to 2006. The year 2006 included $4.0 million of interest expense allocated to or charged by Extendicare on intercompany debt. This debt was either repaid or forgiven in connection with the Separation. Interest expense related to existing debt refinancing and purchase accounting reserves decreased $0.3 million. These decreases were partially offset by an increase in interest expense and amortization of deferred financing fees on our $120 million credit facility of $1.1 million.
Income from Continuing Operations before Income Taxes
          Income from continuing operations before income taxes for 2007 was $27.5 million compared to $19.3 million for 2006, due to the reasons described above.
Income Tax Expense
          Income tax expense for 2007 was $10.3 million compared to $8.7 million for 2006. Our effective tax rate was 37.5% for 2007 compared to 45.3% for 2006. The effective tax rate decrease was primarily due to the stepped up tax basis of assets purchased from Extendicare in connection with the Separation and from non-deductible transaction costs incurred in 2006.
Net Income from Continuing Operations
          Net income from continuing operations for 2007 was $17.2 million compared to $10.5 million for 2006, due to the reasons described above.
Loss from Discontinued Operations, net of tax
          There were no discontinued operations in 2007 as all discontinued operations had either ceased or did not transfer to us upon the Separation. The loss from discontinued operations, net of tax, was $1.5 million in 2006.
Net Income
          Net income for 2007 was $17.2 million compared to $9.0 million for 2006, due to the reasons described above.
Related Party Transactions
          Extendicare and its affiliates were no longer affiliates of ALC effective with the Separation Date. The following is a summary of ALC’s transactions with Extendicare and its affiliates in 2006.
Transactions with Extendicare and its Affiliates
          Prior to the Separation, we insured certain risks with Laurier Indemnity Company, Ltd. (“Laurier”), an affiliated insurance subsidiary of Extendicare, and third party insurers. The consolidated statements of income for 2006 include intercompany insurance premium expenses of $0.9 million. After the Separation Date, we discontinued paying premiums to Laurier and became self insured through Pearson.
          Prior to the Separation, we also purchased computer hardware and software support services from Virtual Care Provider, Inc., a subsidiary of Extendicare (“VCPI”). The cost of services was based on agreed upon rates that, we believe, approximated market rates, and was $1.7 million for 2006. On August 31, 2007, we terminated this contract with VCPI for information technology services and now provide these services in-house. In addition, we purchased payroll and benefits, financial management and reporting, legal, human resources and reimbursement services from EHSI. The cost was based upon actual incremental costs of the services provided and was $0.9 million in 2006. We continue to contract with Extendicare to provide certain of these support services at rates we believe approximate market rates.

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
          EHSI had also borrowed under its line of credit to fund the ALC Purchase and for other reasons related to our assisted living facilities.
Liquidity and Capital Resources
Three Year Financial Comparative Analysis
Sources and Uses of Cash
          We had cash and cash equivalents of $19.9 million at December 31, 2008 compared to $14.1 million at December 31, 2007 and $20.0 million as of December 31, 2006. The table below sets forth a summary of the significant sources and uses of cash for the years ended December 31:

	2008	2007	2006
	(In thousands)
Cash provided by operating activities	$44,932	$49,112	$19,055
Cash used in investing activities	(38,779)	(55,669)	(20,710)
Cash (used in) provided by financing activities	(314)	672	15,167

Increase (decrease) in cash and cash equivalents	$5,839	$(5,885)	$13,512

Cash provided by operating activities:
          Cash flow from operating activities was $44.9 million in 2008 compared to $49.1 million in 2007 and $19.1 million in 2006.
          Company initiatives in 2008 and 2007 contributed to improved cash flow provided by operating activities. While these initiatives are on-going, they resulted in significant single year improvements in cash provided by operating activities.
          Initiatives that added to cash provided by operating activities in 2008 included:
▪	a reduction in restricted cash of $4.4 million primarily due to a modification of a portion of our general and professional liability insurance. In 2008, we changed from self insurance requiring cash collateral to a fully insured plan; and

▪	a tax refund relating to a completed audit of our 2004 Federal tax return of approximately $1.2 million.
Initiatives that enhanced cash provided by operating activities in 2007 included:
▪	centralization of billing and cash collections resulting in improved cash provided from deferred revenues and improved accounts receivable collections of approximately $6.6 million;

▪	collateralizing letters of credit with properties rather than restricted cash and the expiration of certain cash collateralized letters of credit of approximately $1.8 million; and

▪	a change in the renewal timing of certain insurance policies. Since the Separation occurred in November 2006, policies were initially put in place for a fourteen month period. Upon renewal, policies were put in place for a twelve month period which did not require payment until January 1, 2008, resulting in positive cash flow from operations of approximately $1.4 million.

     2008 vs. 2007 cash provided by operating activities:
     Decreased cash flow from operations in 2008 was primarily due to:
▪	$4.7 million decrease in cash generated from deferred revenues (primarily related to increased efforts in 2007 to collect revenues in advance of the due dates, deferred revenue balances increased in 2008 over 2007, but not to the same extent as 2007 increased over 2006);

▪	$3.3 million from decreases in taxes payable (primarily from excess estimates paid in 2008);

▪	$2.9 million from a decrease in net income;

▪	$2.5 million from decreases in accounts payable;

▪	$1.0 million from increases in accounts receivable;

▪	$0.7 million from increases in fair values of derivatives;

▪	$0.4 million from decreases in bad debt reserves; and
partially offset by:
▪	$4.5 million from decreases in current deferred income taxes (primarily related to a tax refund as a result of the audit of our 2004 Federal tax return and continued bonus depreciation on our assets);

▪	$3.0 million from decreases in other non-current assets (primarily from the refund of restricted cash previously collateralizing letters of credit);

▪	$1.1 million of additional depreciation and amortization;

▪	$0.9 million from increased amortization of purchase accounting adjustments;

▪	$0.8 million from increases accrued liabilities;

▪	$0.3 million from increases in prepaid expenses and other current assets;

▪	$0.3 million in increases in other long term liabilities;

▪	$0.2 million from a loss on disposal of property (primarily related to hurricane damage); and

▪	$0.1 million increase in stock compensation expense.
2007 vs. 2006 cash provided by operating activities:
     Increased cash flow from operations in 2007 was primarily due to:
▪	$9.1 million from decreases in other non-current assets (primarily related to collateralized letters of credit in 2006);

▪	$8.2 million from an increase in net income;

▪	$4.7 million from decreases in prepaid expenses and other current assets (primarily from the timing of insurance premium payments in 2006);

▪	$4.6 million of increases in deferred revenue;

▪	$2.8 million from decreases in accounts receivable;

▪	$2.6 million from increases in accounts payable;

▪	$1.6 million from increases in taxes payable;

▪	$1.0 million from decreases in net deferred tax liabilities;

▪	$0.9 million of additional depreciation and amortization;

▪	$0.8 million from increases accrued liabilities;

▪	$0.6 million from amortization of purchase accounting adjustments;
partially offset by:
▪	$5.0 million decrease in non-cash charge to income for an impaired property;

▪	$1.3 million from increases in other long-term liabilities;

▪	$0.1 million from decreases in bad debt reserves; and

▪	$0.5 million from changes in other assets and liabilities.
Working capital:
     In 2008 our working capital increased by $6.6 million from 2007 while in 2007 our working capital decreased by $38.7 million from 2006.
     It is not unusual for us to operate in the position of a working capital deficit because our revenues are collected more quickly, often in advance, than our obligations are required to be paid. This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or used to pay off longer term liabilities.
2008 vs. 2007 working capital changes:
     The increase in working capital in 2008 as compared to 2007 was primarily due to decreased current maturities of long-term debt of $7.2 million, increased cash of $5.8 million, increased accounts payable of $5.8 million, increased income tax receivable of $3.1 million, decreased investments of $2.1 million and decreased prepaid expenses of $1.8 million.
2007 vs. 2006 working capital changes:
     The decrease in working capital in 2007 as compared to 2006 was primarily due to increased current maturities of long-term debt of $23.8 million (see DMG Mortgage Notes Payable 2008 below), decreased cash of $5.9 million, increased deferred revenues of $5.0 million, decreased prepaid expenses of $1.4 million, and decreased accounts receivable of $1.6 million.
Cash used in investing activities:
     Cash used in investing activities was $38.8 million, $55.7 million and $20.7 million for 2008, 2007 and 2006, respectively.
2008 vs. 2007 cash used in investing activities:
     The decrease of $16.9 million in cash used for investing activities between 2008 and 2007 was due to:
▪	$39.6 million decrease in cash for acquisitions;
     partially offset by:
▪	$17.4 million in additional cash used for new construction projects; and

▪	$5.3 million in additional payments for other construction, property and equipment.

2007 vs. 2006 cash used in investing activities:
     The increase of $35.0 million in investing activities between 2007 and 2006 was due to:
▪	$19.8 million from the Dubuque Acquisition;

▪	$14.9 million from the designation of cash for acquisition (the January 1, 2008 Cara Vita Acquisition); and

▪	$0.3 million from payments for other construction, property and equipment.
2008 vs. 2007 property and equipment
     Property and equipment increased by $27.7 million in 2008. Property and equipment increased by:
▪	$17.8 million from capital expenditures (excluding new construction);

▪	$26.8 million from new construction projects;
     partially offset by:
▪	$16.9 million from depreciation expense.
2007 vs. 2006 property and equipment
     Property and equipment increased by $20.5 million in 2007. Property and equipment increased by:
▪	$19.6 million from the Dubuque Acquisition,

▪	$12.4 million from capital expenditures (excluding new construction);

▪	$3.9 million from new construction projects;
     partially offset by:
▪	$15.4 million from depreciation expense.
Cash provided by financing activities:
     Cash provided by financing activities was $0.3 million, $0.7 million, and $15.2 million for 2008, 2007, and 2006, respectively.
     For 2008, cash provided by financing activities included:
▪	$37.0 million from proceeds on borrowings from our revolving credit facility;

▪	$9.0 million from proceeds on refinancing of mortgage debt;
     partially offset by:
▪	$27.1 million of repurchases of Class A Common Stock; and

▪	$19.2 million of principal payments, $17.1 million of which were balloon payments paid at maturity with the remainder being normal recurring principal payments.
     For 2007, cash provided by financing activities included:
▪	$42.0 million from proceeds on borrowings from our revolving credit facility; and

▪	$4.3 million from proceeds on refinancing of mortgage debt.

     Partially offset by:
▪	$39.1 million of repurchases of Class A Common Stock;

▪	$2.3 million of principal payments; and

▪	$4.3 million on refinancing of HUD Loans.
2008 vs. 2007 Long-term debt
     Total long-term debt, including current and long-term maturities, increased by $26.6 million during 2008 primarily from:
▪	$27.1 million from repurchases of Class A Common Stock;

▪	$39.1 million of capital expenditures;

▪	$5.8 million from an increase in cash balances;
          partially offset by:
▪	$44.7 million of cash from operating activities (excluding amortization of debt purchase accounting market value adjustment of $0.2 million).
2007 vs. 2006 Long-term debt
     Total long-term debt, including current and long-term maturities, increased by $39.1 million during 2007 primarily from:
▪	$39.1 million from repurchases of Class A Common Stock;

▪	$24.4 million from payment for acquisitions;

▪	$16.4 million of capital expenditures;

▪	$14.9 million from cash borrowed to fund January 1, 2008 CaraVita Acquisition;
          partially offset by:
▪	$49.8 million of cash from operating activities (excluding amortization of debt purchase accounting market value adjustment of $0.7 million); and

▪	$5.9 million from a reduction in cash balances.

Debt Instruments
Summary of Long-Term Debt

	Interest	December 31,
	Rate(1)	2008	2007
		(In thousands)
Mortgage note, bearing interest at 6.24%, due 2014	6.69%	$34,352	$35,128
Mortgage notes, bearing interest at 7.58% to 8.65%, due 2008/2009	3.78%	7,140	24,878
Mortgage notes, bearing interest at 7.07%, due 2018	7.07%	8,966	—
Capital lease obligations, interest rates ranging from 2.84% to 13.54%, maturing through 2009	6.35%	10,882	11,386
Oregon Trust Deed Notes, interest rates ranging from 0% to 9.00%, maturing from 2021 through 2026	6.45%	8,726	8,995
HUD Insured Mortgages, interest rates ranging from 5.66% to 5.85%, due 2032	5.73%	4,201	4,282
HUD Insured Mortgage, bearing interest at 7.55%, due 2036	6.68%	3,015	3,050
$120 million credit facility bearing interest at floating rates, due November 2011	(2)	79,000	42,000

Long-term debt before current maturities		156,282	129,719
Less current maturities		19,392	26,543

Total long-term debt		$136,890	$103,176

(1)	Interest rate is effective interest rate for 2008. The effective interest rate is determined as the interest expense for the year divided by the recorded fair value of the debt instrument.

(2)	Bears interest at a floating rate at ALC’s option equal to LIBOR plus a margin of 150 basis points or prime. At December 31, 2008, prime was 3.25% and LIBOR was 0.46%
Mortgage Note due 2014
     The mortgage note due in 2014 (the “2014 Note”) has a fixed interest rate of 6.24% with a 25-year principal amortization and is secured by 24 assisted living residences. Monthly principal and interest payments amount to approximately $0.3 million. A balloon payment of $29.6 million is due in January 2014. The 2014 Note was entered into by subsidiaries of ALC and is subject to a limited guaranty by ALC.
     The 2014 Note contains customary affirmative and negative covenants applicable to the ALC subsidiaries that are the borrowers under the property level financings, including:
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
     Events of default under the 2014 Note are customary and include (subject to customary grace periods):
▪	Failure to pay principal or interest when due;

▪	Transfers of interests in subsidiaries, and changes in corporate or other status;

▪	Transfers of all or part of mortgaged properties;

▪	Failure to provide sufficient insurance;

▪	Breaches of certain covenants; and

▪	Bankruptcy related defaults.
     We are a limited guarantor under the 2014 Note. Our guarantee is of any loss or damage suffered by the lender as a result of any of the borrower’s failure to pay the proceeds due under insurance policies or condemnation awards, tenant security deposits, failure to apply rents/profits payable under the loan documents, and loss due to any fraud, material misrepresentation or failure to disclose a material fact by a borrower.
Mortgage Notes due 2008/2009
     Mortgage Notes due 2008/2009 (“2008/2009 Notes”) included three fixed rate notes that were secured by 13 assisted living facilities located in Texas, Oregon and New Jersey with a combined carrying value of $31.9 million. The 2008/2009 Notes were entered into by subsidiaries of ALC and were subject to a limited guaranty by ALC. These notes collectively required monthly principal and interest payments of $0.2 million with balloon payments of $11.9 million, $5.3 million and $7.1 million due at maturity in May 2008, August 2008 and December 2008, respectively. The third note maturity date was extended to January 2009 at the request of the lender. These loans bore interest at fixed rates ranging from 7.58% to 8.65%.
     The first of three 2008/2009 Notes came due on May 1, 2008. ALC repaid the first note for $11.9 million with borrowings under the $120 million credit facility and on June 10, 2008, mortgaged three of the seven residences located in Texas which had secured the maturing debt. The new $9.0 mortgage debt bears interest at 7.07% and is due in July 2018. ALC incurred $0.2 million of closing costs which are being amortized over the ten year life of the loan. See mortgage notes due 2018.
     The second of three 2008/2009 Notes came due on August 1, 2008. ALC repaid the second note for $5.3 million with borrowings under the $120 million credit facility.
     The third of three 2008/2009 Notes due January 2009 was secured by 3 assisted living residences located in New Jersey. On January 2, 2009, we repaid the balance of $7.1 million with proceeds from our $120 million revolving credit facility. This loan bore interest at 8.65%.
Mortgage Note due 2018
     The mortgage note due 2018 (“2018 Note”) has a fixed interest rate of 7.07%, an original principal amount of $9.0 million, and a 25-year principal amortization. It is secured by a deed of trust, assignment of rents and security agreement and fixture filing on three assisted living residences in Texas. Monthly principal and interest payments amount to approximately $64,200 with a balloon payment of $7.2 million due in July 2018. The 2018 Note was entered into by a wholly-owned subsidiary of ALC and is subject to a limited guaranty by ALC.
     The security instrument for the 2018 Note contains customary covenants, including:
▪	limitations on the use of the property;

▪	protection of the lender’s security;

▪	maintenance of books and records and requirements to provide financial reports on the properties;

▪	payment of taxes and operating expenses;

▪	preservation, management and maintenance of the properties

▪	compliance standards with respect to environmental laws; and

▪	maintenance of required insurance.
     Events of default under the 2018 Note that would give the lender the option to accelerate payment include:
▪	failure to pay principal or interest when due;

▪	failure to maintain required insurance;

▪	failure to maintain the borrower as a special purpose entity;

▪	fraud or material misrepresentation by the borrower;

▪	transfers of all or a part of the properties;

▪	commencement of a forfeiture action which, in lender’s reasonable judgment, could result in forfeiture of the property;

▪	failure to comply with the use and licensing requirements of the security instrument;

▪	loss of any license necessary to operate the properties as senior housing facilities;

▪	ceasing to operate any of the properties as a senior housing facility;

▪	failure to cure breaches of certain covenants within 30 days of notice of breach; and

▪	failure to cure defaults in related operating agreements within the applicable cure periods.
     We are a limited guarantor under the 2018 Note. Our guarantee is of any loss or damage suffered by the lender as a result of:
▪	borrower’s failure to apply all insurance proceeds and condemnation proceeds as required in the security instrument;

▪	borrower’s failure to comply with the requirements in the security instrument to deliver books and records;

▪	fraud or written misrepresentation; and

▪	failure to apply rents as required by the security instrument.
     In addition, we may become liable to lender for repayment of the loan if borrower acquires any property or operation that would cause the borrower to cease to be a single purpose entity or if borrower transfers any of the properties in violation of the security instrument.
Capital Lease Obligations
     In March 2005, we amended lease agreements with Assisted Living Facilities, Inc. (“ALF”), an unrelated third party, relating to five assisted living facilities located in Oregon. The amended lease agreements provide us with an option to purchase these five facilities in 2009 for cash of $5.9 million ($0.3 million payable upon execution of the lease amendment) and the assumption of approximately $4.8 million of underlying Oregon Trust Deed Notes due 2036 (the “ALF Oregon Bonds”) which are secured by these properties. The purchase option was determined to be a bargain purchase price, requiring the classification of these leases to be changed from operating to capital. As a result, a capital lease obligation of $12.8 million was recorded, which represents the estimated market value of the properties as of the lease amendment date and also approximates the present value of future payments due under the lease agreements, including the purchase option payment. The option to purchase must be exercised prior to July 1, 2009, with closing on or about December 31, 2009.
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
     We have not yet determined our likelihood to exercise our option to purchase these properties. Factors that will be considered in making this determination include assessing current economic conditions, availability of funds, the current and expected future profitability of such properties, our desire to continue to operate in these locations and alternative uses for our capital.
Oregon Trust Deed Notes
     The Oregon Trust Deed Notes (“Oregon Revenue Bonds”) are secured by buildings, land, furniture and fixtures of six Oregon assisted living residences of ALC. The notes are payable in monthly installments including interest at effective rates ranging from 0% to 9.0%. The effective rate for the remaining term of the bonds is 7.2%
     Under debt agreements relating to the Oregon Revenue Bonds, we are required to comply with the terms of certain regulatory agreements until the scheduled maturity dates of the Oregon Revenue Bonds. Please see “— Revenue Bond Commitments” below for details of the regulatory agreements.
     ALC is the sole borrower and mortgagor under the Oregon Revenue Bonds, which contain affirmative and negative covenants customary for property level financings, including:
▪	Notice requirements and requirements to provide annual audited balance sheets and other financial information;

▪	The establishment and maintenance of operating and reserve accounts and security deposits;

▪	The maintenance of monthly occupancy levels;

▪	Requirements to maintain insurance and books and records, and compliance with laws; and

▪	Limitations on liens, operations, fundamental changes, lines of business, corporate activities, dispositions of property, property management, and alterations or improvements.
     Events of default under the Oregon Revenue Bonds are customary and include (subject to customary grace periods):
▪	Failure to lease or make available 20% of the property units to low or moderate income persons;

▪	Failure to pay principal or interest when due, to perform obligations in any loan documents, or to maintain subordination of other loan agreements;

▪	Failure to provide sufficient insurance;

▪	Breach of any warranty of title or misrepresentation in financial statements or reports;

▪	Bankruptcy related defaults;

▪	Failure to perform covenants or obligations; and

▪	Certain changes in ownership or control, or transfers of interest in properties without prior consent.
HUD Insured Mortgages
     The HUD insured mortgages (the “HUD Loans”) include three separate loan agreements entered into in 2001 between subsidiaries of ALC and the lenders. The mortgages are each secured by a separate assisted living residence located in Texas.
     During the third quarter of 2007, ALC completed the refinancing of two HUD Loans. Prior to refinancing, the remaining combined principal amount due under the refinanced mortgages was $4.3 million at an average rate of 7.40% and an average maturity of 29 years. After refinancing the aggregate principal amount remained unchanged while the average rate decreased to 5.75% and the average maturity decreased to 25 years. Other terms on the refinanced HUD loans and our other HUD Loan remained substantially unchanged. After refinancing, the HUD loans bear interest ranging from 5.66% to 7.55% and average 6.35%. After the refinancing, we are required to make principal and interest payments of $47,357 per month. We do not have the option to prepay principal on the refinanced loans in the first two years, however, prepayments may be made any time after the first two years. As of December 31, 2008, $4.2 million of HUD Loans mature in September 2032 and $3.0 million mature in August 2036.
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
$120 Million Credit Facility
          On November 10, 2006, ALC entered into a five year, $100 million revolving credit agreement with General Electric Capital Corporation and other lenders. The facility is guaranteed by certain ALC subsidiaries that own approximately 64 of the residences in our portfolio and secured by a lien against substantially all of the assets of ALC and such subsidiaries. Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate or LIBOR plus a margin that varies according to a pricing grid based on a consolidated leverage test. Since the inception of this facility, this margin was 150 basis points.

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
          There were $79 million of borrowings under the facility at December 31, 2008, and $42 million of borrowings outstanding under the facility at December 31, 2007. At December 31, 2008, ALC was in compliance with all applicable financial covenants and available borrowings under the facility were $41 million. Under the facility, in 2008 and 2007 we paid an average interest rate of 4.2% and 6.6%, respectively.
          We entered into a derivative financial instrument in November 2008, specifically an interest rate swap, for non-trading purposes. We may use interest rate swaps from time to time to manage interest rate risk associated with floating rate debt. The November 2008 interest rate swap agreement expires at the same time as our $120 million revolving credit facility in November 2011. As of December 31, 2008, we were party to one interest rate swap with a total notional amount of $30.0 million. We elected to apply hedge accounting for this interest rate swap because it is an economic hedge of our floating rate debt and we do not enter into derivatives for speculative purposes. It is a cash flow hedge. This derivative contract has a negative net fair value of $1.1 million as of December 31, 2008, based on current market conditions affecting interest rates and is recorded in other long-term liabilities.
Principal Repayment Schedule
     Principal payments on long-term debt due within the next five years and thereafter as of December 31, 2008, are set forth below (in thousands).

2009	$19,427	(1)
2010	1,500
2011	80,601
2012	1,707
2013	1,823
After 2013	51,037

	$156,095

(1)	Includes $10.4 million related to the bargain purchase option on the capital lease obligation, of which $4.8 million would be financed by the assumption of additional Oregon Revenue Bonds.
Letters of credit
          As of December 31, 2008, we had $4.8 million in outstanding letters of credit, the majority of which are collateralized by property. Approximately $3.0 million of the letters of credit provide security for worker’s compensation insurance and the remaining $1.8 million of letters of credit are security for landlords of leased properties. During 2008, we changed general and professional liability insurance carriers and converted from being self-insured to full commercial insurance on a portion of our general and professional liability insurance program which resulted in the release of a $5.0 million letter of credit. All the letters of credit are renewed annually and have maturity dates ranging from April 2009 to January 2010.

Restricted Cash
     As of December 31, 2008, restricted cash consisted of $2.6 million of cash deposits as security for Oregon Trust Deed Notes, $1.3 million of cash deposits as security for HUD Insured Mortgages and $0.6 million of cash deposits securing letters of credit. In March 2008, we changed general and professional liability insurance carriers and converted from being self-insured to full commercial insurance on a portion of our general and professional liability insurance program which resulted in the release of $5.0 million of cash collateral related to a $5.0 million letter of credit.
Off Balance Sheet Arrangements
     We have no off balance sheet arrangements.
Cash Management
     As of December 31, 2008, we held unrestricted cash and cash equivalents of $19.9 million. We forecast cash flows on a regular monthly basis to determine the investment periods, if any, of certificates of deposit and monitor the daily incoming and outgoing expenditures to ensure available cash is invested on a daily basis. Approximately $2.2 million of our cash balances are held and invested by Pearson to provide for potential insurance claims.
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
          Recent turmoil in financial markets has severely restricted the availability of funds for borrowing. We have no reason to believe the lenders under our $120 million revolving credit facility will not continue to meet their obligations to fund our borrowing requests. However, given the current uncertainty in financial markets, we can not provide assurance of their continued ability to meet their obligations under the credit facility. We believe that existing funds and cash flow from operations will be sufficient to fund our operations, expansion program, and required payments of principal and interest on our debt until the maturity of our $120 million credit facility in November, 2011. In the event that our lenders were unable to fulfill their obligations to provide funds upon our request under the $120 million revolving credit facility, and we were unable to raise funds from other sources it could have a material adverse impact on our ability to fund future expansions, acquisitions and share repurchases.
          In addition, the failure to meet certain operating and occupancy covenants in the CaraVita operating lease could give the lessor the right to accelerate the lease obligations and terminate our right to operate all or some of those properties. We were in compliance with all such covenants as of December 31, 2008, but declining economic conditions could constrain our ability to remain in compliance in the future. Failure to comply with those obligations could result in our being required to make an accelerated payment of the present value of the remaining obligations under the lease through its expiration in March 2015 (approximately $28.1 million as of December 31, 2008), as well as the loss of future revenue and cash flow from the operations of those properties. The acceleration of the remaining obligation and loss of future cash flows from operating those properties could have a material adverse impact on our operations.
Expansion Program
     In February 2007, we announced plans to add a total of 400 units onto our existing owned residences. By the end of 2008, we had completed, licensed, and begun accepting new residents in approximately 80 of these units. Construction continues on the remaining expansion units. Weather issues, primarily related to heavy rains and flooding in the Midwest, hurricanes in the Texas and Louisiana regions, obtaining regulatory approvals and other unforeseen circumstances have resulted in timing delays. As of the date of this report, we are targeting completion of 170 units in the first quarter of 2009, 100 in the second quarter, 25 units in the third quarter and the remaining 25 in the fourth quarter of 2009. Cost estimates remain consistent with our original estimates of $125,000 per unit. We expended $22.2 million through December 31, 2008, and expect to spend an additional $27.8 million in 2009.

Share Repurchase
     On August 6, 2008, our Board of Directors authorized an increase in our Class A Common Stock repurchase program by $15 million bringing the total authorization to $80 million. In the fourth quarter of 2008, we repurchased approximately 1.4 million shares of our Class A Common Stock at an aggregate cost of approximately $5.9 million and an average price of $4.24 per share. In the aggregate, we have repurchased approximately 9.6 million shares of our Class A Common Stock at an aggregate cost of $66.3 million and an average price of $6.91 per share under the share repurchase program through December 31, 2008. The share repurchases were financed through existing funds and borrowings under our $120 million credit facility. The Board of Directors may expand the repurchase program from time to time. Future purchases will be determined by what we believe to be attractive share prices and other needs for our capital.
Accrual for Self-Insured Liabilities
     At December 31, 2008, we had an accrued liability for settlement of self-insured liabilities of $1.4 million in respect of general and professional liability claims. Claim payments were $0.2 million and $0.3 million in 2008 and 2007, respectively. The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported. We estimate that $0.3 million of the total $1.4 million liability will be paid in 2009. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. Provisions for general and professional liability insurance are determined by independent actuarial valuations. We believe we have provided sufficient provisions for general and professional liability claims as of December 31, 2008.
     At December 31, 2008, we had an accrual for workers’ compensation claims of $3.5 million. Claim payments for 2008 and 2007 were $1.9 million and $1.8 million, respectively. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. Provisions for workers compensation insurance are determined by independent actuarial valuations. We believe we have provided sufficient provisions for workers’ compensation claims as of December 31, 2008.
     At December 31, 2008, we had an accrual for medical insurance claims of $0.8 million. The accrual is an estimate based on the historical claims per participant incurred over the historical lag time between date of service and payment by our third party administrator. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. We believe we have provided sufficient provisions for medical insurance claims as of December 31, 2008.
Unfunded Deferred Compensation Plan
     At December 31, 2008 and 2007 we had an accrual of $2.3 million and $1.9 million, respectively, for our unfunded deferred compensation plan. We implemented an unfunded deferred compensation plan in 2005 which is offered to company employees who are defined as highly compensated by the Internal Revenue Code. Participants may defer up to 10% of their base salaries
$120 Million Credit Facility
     On November 10, 2006, we entered into the $100 million revolving credit facility with General Electric Capital Corporation and other lenders. The facility was increased to $120 million in 2008. The revolving credit facility is available to us to provide liquidity for expansions, acquisitions, working capital, capital expenditures, share repurchases, and for other general corporate purposes. See “Debt Instruments — $120 Million Credit Facility” above for a more detailed description of the terms of the revolving credit facility.

Contractual Obligations
     Set forth below is a table showing the estimated timing of payments under our contractual obligations as of December 31, 2008.

	Payments Due by Year
								After
	Total	2009		2010	2011	2012	2013	2013
	(In thousands)
Long-term debt (excluding capital lease obligations)	$145,213	$8,545		$1,500	$80,601	$1,707	$1,823	$51,037
Interest payments	30,297	4,569		3,744	3,643	3,537	3,420	11,384
Operating lease commitments	114,452	19,793		20,149	19,634	17,534	17,440	19,902
Capital lease commitments	10,882	10,882	(1)	—	—	—	—	—
New construction purchase commitments	27,722	27,722		—	—	—	—	—

Total	$328,566	$71,511		$25,393	$103,878	$22,778	$22,683	$82,323

(1)	Amount includes an option to purchase five properties (157 units) for $10.4 million including assumed debt.
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
Revenue Recognition and Accounts Receivable
     We derive our revenues primarily from providing assisted living accommodation and healthcare services. In 2008, 2007 and 2006, approximately 92%, 85% and 79% of our revenues, respectively, were derived from private pay sources. The remaining revenues are derived from state Medicaid programs. These Medicaid programs establish the rates in their respective states.
     We record accounts receivable at the net realizable value we expect to receive from individual residents and state Medicaid programs. We continually monitor and adjust our allowances associated with these receivables. We evaluate the adequacy of our allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds, which vary by payer type. Provisions are considered based upon the evaluation of the circumstances for each of these specific accounts. In addition, we have established internally-determined percentages for allowance for doubtful accounts that are based upon historical collection trends for each payer type and age of these receivables. Accounts receivable that we estimate to be uncollectible, based upon the above process, are fully reserved for in the allowance for doubtful accounts until they are written off or collected. If circumstances change, for instance due to economic downturn resulting in higher than expected defaults or denials, our estimates of the recoverability of our receivables could be reduced by a material amount. Our allowance for doubtful accounts for current accounts receivable totaled $0.7 million and $1.0 million at December 31, 2008 and 2007, respectively.
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
     Changes in our level of retained risk and other significant assumptions that underlie our estimate of self-insured liabilities, could have a material effect on the future carrying value of the self-insured liabilities. Our accrual for general and professional self-insured liabilities totaled $1.4 million and $1.2 million as of December 31, 2008 and 2007, respectively. Our accrual for workers compensation liabilities was $3.4 million for both years ended December 31, 2008 and 2007, respectively. Our accrual for medical insurance was $0.8 million and $0.7 million at December 31, 2008 and 2007, respectively.
Deferred Tax Assets
     Prior to the Separation our results of operations were included in the consolidated federal tax return of our U.S. parent company, EHSI. Federal current and deferred income taxes payable (or receivable) were determined as if we filed our own income tax returns. Deferred tax assets and liabilities are recognized to reflect the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We establish a valuation allowance if we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon us generating future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. There was no valuation allowance for net state deferred tax assets at December 31, 2008 or 2007.
New Accounting Pronouncements
     In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. Since this guidance will be applied prospectively, on adoption, there will be no impact to ALC’s current consolidated financial statements.
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis. ALC is currently evaluating the potential impact, if any, the adoption of FSP EITF 03-6-1 could have on its calculation of earnings per share. As of December 31, 2008, and since the Separation Date, ALC has never declared a cash dividend.
     Effective January 1, 2008, ALC adopted Statement on Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) for financial assets and liabilities. This pronouncement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. On November 14, 2007, the FASB agreed to a one-year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. ALC’s adoption of SFAS 157 did not have a material effect on ALC’s consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value.
     In October 2008, the FASB issued FSP 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The guidance in FSP 157-3 is effective immediately and did not have an impact on ALC’s financial statements upon adoption. See Note 20 in the Notes to Consolidated Financial Statements in Item 15 Exhibits and Financial Statement Schedules of this report for information and related disclosures regarding ALC’s fair value measurements.
     On December 4, 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS 141, Business Combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. ALC is currently evaluating the impact, if any, that the adoption of SFAS 141R will have on its consolidated results of operations and financial condition.
     On December 4, 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements, and eliminates the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. ALC is currently evaluating the impact, if any, that the adoption of SFAS 160 will have on its consolidated results of operations and financial condition.
     On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. ALC is currently evaluating the impact, if any, SFAS 161 will have on disclosures by ALC.
Reclassifications
     Certain reclassifications have been made in the prior quarters’ and years’ financial statements to conform to the current quarters’ and years’ presentation. Such reclassifications had no effect on previously reported net income or stockholders’ equity.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Qualitative Disclosures
          At December 31, 2008, our long-term debt including the current portion consisted of fixed-rate debt of $77.1 million, exclusive of a $0.2 million purchase accounting market value adjustment and variable rate debt of $79.0 million. At December 31, 2007, our long-term debt including the current portion consisted of fixed-rate debt of $87.3 million, exclusive of a $0.4 million purchase accounting market value adjustment and variable rate debt of $42.0 million.
          Our earnings are affected by changes in interest rates as a result of our borrowings on our $120 million credit facility. At December 31, 2008, we had $79.0 million of variable rate borrowings based on LIBOR plus a premium. As of December 31, 2008, our variable rate is 150 basis points in excess of LIBOR. For every 1% change in LIBOR, our interest expense will change by approximately $790,000 annually. This analysis does not consider changes in the actual level of borrowings or repayments that may occur subsequent to December 31, 2008. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.
          In order to reduce our risk related to our variable rate debt, on November 13, 2008 we entered into a $30.0 million notional value interest rate swap contract. The contract requires us to pay interest on the notional amount at a fixed rate of 2.33% and to receive interest at a rate equal to the notional value times one month LIBOR. The contract matures in November 2011. The contract resets monthly. On December 31, 2008, the fair market value was a negative $1.1 million. A 100 basis point increase in interest rates would increase the fair value of this swap by approximately $0.8 million and a 100 basis point decrease in interest rates would decrease the fair value of this swap contracts by approximately $0.8 million.
          The downturn in the United States housing market in 2007 and 2008 triggered a constriction in the availability of credit that is expected to continue in 2009. This could impact our ability to borrow money or refinance existing obligations at acceptable rates of interest. Lending standards for securitized financing have been tighter, making it more difficult to borrow. However, we have experienced no significant barriers to obtaining credit and do not expect to in the near future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
          We do not speculate using derivative instruments and do not engage in derivative trading of any kind.
Quantitative Disclosures
     The table below presents principal, or notional, amounts and related weighted average interest rates by year of maturity for our fixed rate debt obligations as of December 31, 2008, (in thousands). Amounts exclude purchase accounting market value adjustment of debt of $0.2 million.

								Fair
								Value
						After		Liability
	2009	2010	2011	2012	2013	2013	Total	(Asset)
LONG-TERM DEBT:
Fixed Rate	$19,427	$1,500	$1,601	$1,707	$1,823	$51,037	$77,095	$77,551
Average Interest Rate	6.85%	6.54%	6.47%	6.47%	6.47%	6.78%	6.63%
     The above table incorporates only those exposures that existed as of December 31, 2008, and does not consider those exposures or positions which could arise after that date or future interest rate movements.
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See the F-Pages contained herein, which include our audited consolidated financial statements and are incorporated by reference in this Item 8.
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A — CONTROLS AND PROCEDURES
Management’s Assessment of Internal Control Over Financial Reporting
          Management of ALC, including the Chief Executive Officer and the Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act. ALC’s internal controls were designed to provide reasonable assurance ALC’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Management assessed the effectiveness of ALC’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, ALC’s management believes that, as of December 31, 2008, ALC’s internal control over financial reporting is effective based on those criteria.
     Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included below in this Item 9A.
Disclosure Controls and Procedures
     ALC’s management, with the participation of ALC’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of ALC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008. ALC’s disclosure controls and procedures are designed to ensure that information required to be disclosed by ALC in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to ALC’s management, including its Chief Executive Officer, to allow timely decisions regarding required disclosures. Based on such evaluation, ALC’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2008, ALC’s disclosure controls and procedures were effective.
Changes in Internal Control
          There have not been any changes in ALC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, ALC’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Assisted Living Concepts, Inc.
We have audited Assisted Living Concepts, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Assisted Living Concepts, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Assisted Living Concepts, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, Assisted Living Concepts, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Assisted Living Concepts, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 6, 2009 expressed an unqualified opinion.
GRANT THORNTON LLP
Milwaukee, Wisconsin
March 6, 2009

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
     Factors and uncertainties facing our industry and us include:
▪	unfavorable economic conditions, such as recessions, high unemployment levels, and declining housing and financial markets, could adversely affect the assisted living industry in general and cause us to lose revenue;

▪	our strategy to reduce our reliance on Medicaid residents could cause overall occupancy and revenues to decline;

▪	events which adversely affect the ability of seniors to afford our monthly resident fees including sustained economic downturns, difficult housing markets and losses on investments designated for retirement could cause our occupancy rates, revenues and results of operations to decline;

▪	national, regional and local competition which could cause us to lose market share and revenue;

▪	our ability to cultivate new or maintain existing relationships with physicians and others in the communities in which we operate who provide referrals for new residents could affect occupancy rates;

▪	changes in the numbers of our residents who are private pay residents may significantly affect our profitability;

▪	reductions in Medicaid rates may decrease our revenues;

▪	termination of our resident agreements and vacancies in the living spaces we lease could adversely affect our revenues, earnings and occupancy levels;

▪	increases in labor costs, as a result of a shortage of qualified personnel, regulatory requirements or otherwise, could substantially increase our operating costs;

▪	we may not be able to increase resident fees to cover energy, food and other costs which could reduce operating margins;

▪	markets where overbuilding exists and future overbuilding in other markets where we operate our residences may adversely affect our operations;

▪	personal injury claims, if successfully made against us, could materially and adversely affect our financial condition and results of operations;

▪	failure to comply with laws and government regulation could lead to fines and penalties;

▪	compliance with regulations may require us to make unanticipated expenditures which could increase our costs and therefore adversely affect our earnings and financial condition;

▪	new regulations could increase our costs or negatively impact our business;

▪	audits and investigations under our contracts with federal and state government agencies could have adverse findings that may negatively impact our business;

▪	failure to comply with environmental laws, including laws regarding the management of infectious medical waste, could materially and adversely affect our financial condition and results of operations;

▪	failure to comply with laws governing the transmission and privacy of health information could materially and adversely affect our financial condition and results of operations;

▪	efforts to regulate the construction or expansion of healthcare providers could impair our ability to expand through construction of new residences or expansion of exiting residences;

▪	we may make acquisitions that could subject us to a number of operating risks; and

▪	costs associated with capital improvements could adversely affect our profitability.
     Factors and uncertainties related to our indebtedness and lease arrangements include:
▪	loan and lease covenants could restrict our operations and any default could result in the acceleration of indebtedness or cross-defaults, any of which would negatively impact our liquidity and our ability to grow our business and revenues;

▪	if we do not comply with the requirements in leases or debt agreements pertaining to revenue bonds, we would be subject to lost revenues and financial penalties;

▪	restrictions in our indebtedness and long-term leases could adversely affect our liquidity and our ability to operate our business and our ability to execute our growth strategy; and

▪	increases in interest rates could significantly increase the costs of our unhedged debt and lease obligations, which could adversely affect our liquidity and earnings.
     Additional risk factors are discussed under the “Risk Factors” section in Item 1A of this report.

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information regarding our Directors, certain corporate governance matters and Section 16(a) beneficial ownership reporting compliance is incorporated by reference from our definitive proxy statement for the 2009 annual meeting of stockholders under the captions “Election of Directors — Nominees,” “Election of Directors — Independence,” “Election of Directors — Meetings,” “Election of Directors — Committees,” “Election of Directors — Governance Documents,” “Election of Directors — Communications,” “Election of Directors — Director Compensation,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The balance of the response to this item is contained in the information entitled “Executive Officers of the Registrant” following Item 4 in Part I of this report.
     Information about our audit committee financial expert is incorporated by reference to our definitive proxy statement for the 2009 annual meeting of stockholders.
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
ITEM 11 — EXECUTIVE COMPENSATION
     Information about executive compensation is incorporated by reference to our definitive proxy statement for the 2009 annual meeting of stockholders under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee Report.”
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information about security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated by reference to our definitive proxy statement for the 2009 annual meeting of stockholders under the captions “Securities Authorized for Issuance under Equity Compensation Plans” and “Stock Ownership of Management and Others.”
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information about certain relationships and transactions with related persons, and director independence is incorporated herein by reference from our definitive proxy statement from the 2009 annual meeting of stockholders under the captions “Certain Business Relationships; Related Person Transactions”, “Election of Directors — Independence”, and “Election of Directors — Committees”.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information about principal accountant fees and services is incorporated by reference from our definitive proxy statement for the 2009 annual meeting of stockholders under the captions “Independent Auditors.”

PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     The following documents are filed as part of this report:
1.	Our audited consolidated financial statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity and Parent’s Investment for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

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

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Assisted Living Concepts, Inc.
We have audited the accompanying consolidated balance sheets of Assisted Living Concepts, Inc. and subsidiaries, collectively the “Company”, as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Assisted Living Concepts, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Assisted Living Concepts, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2009 expressed an unqualified opinion.
GRANT THORNTON LLP
Milwaukee, Wisconsin
March 6, 2009

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$19,905	$14,066
Investments	3,139	5,252
Accounts receivable, less allowances of $689 and $992, respectively	2,696	2,908
Prepaid expenses, supplies and other receivables	3,463	5,089
Deposits in escrow	2,343	2,482
Income tax receivable	3,147	—
Deferred income taxes	4,614	4,080

Total current assets	39,307	33,877
Property and equipment, net	422,791	395,141
Goodwill	16,315	19,909
Intangible assets, net	13,443	827
Restricted cash	4,534	8,943
Cash designated for acquisition	—	14,864
Other assets	2,231	2,680

Total Assets	$498,621	$476,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,574	$7,800
Accrued liabilities	17,898	17,951
Deferred revenue	6,739	6,346
Accrued income taxes	—	198
Current maturities of long-term debt	19,392	26,543
Current portion of self-insured liabilities	300	300

Total current liabilities	57,903	59,138
Accrual for self-insured liabilities	1,176	941
Long-term debt	136,890	103,176
Deferred income taxes	11,811	9,008
Other long-term liabilities	11,102	9,444
Commitments and contingencies

Total Liabilities	218,882	181,707

Preferred stock, par value $0.01 per share, 25,000,000 shares authorized, no shares issued and outstanding, respectively	—	—
Class A Common Stock, par value $0.01 per share, 400,000,000 authorized, 52,296,246 and 56,131,873 issued and outstanding, respectively	619	608
Class B Common Stock, par value $0.01 per share, 75,000,000 authorized, 7,736,398 and 8,727,458 issued and outstanding, respectively	77	87
Additional paid-in capital	313,646	313,548
Accumulated other comprehensive (loss) income	(1,989)	103
Retained earnings	33,641	19,318
Treasury stock at cost, 9,591,993 and 4,691,060 shares, respectively	(66,255)	(39,130)

Total Stockholders’ Equity	279,739	294,534

Total Liabilities and Stockholders’ Equity	$498,621	$476,241

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues	$234,085	$229,347	$231,148

Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	152,851	151,684	153,347
General and administrative	12,789	13,073	10,857
Residence lease expense	19,900	14,310	14,291
Depreciation and amortization	18,710	17,642	16,699
Transaction costs	—	56	4,415
Impairment of long-lived asset	—	—	3,080

Total operating expenses	204,250	196,765	202,689

Income from operations	29,835	32,582	28,459
Other expense:
Interest income	630	1,718	872
Interest expense	(7,727)	(6,809)	(10,069)

Income from continuing operations before income taxes	22,738	27,491	19,262
Income tax expense	(8,415)	(10,312)	(8,727)

Net income from continuing operations	14,323	17,179	10,535
Loss from discontinued operations, net of taxes	—	—	(1,526)

Net income	$14,323	$17,179	$9,009

Weighted average common shares:
Basic	62,428	68,172	69,326
Diluted	63,084	68,863	70,205

Per share data:
Basic earnings per common share:
Income from continuing operations	$0.23	$0.25	$0.15
Loss from discontinued operations	—	—	(0.02)

Net income	$0.23	$0.25	$0.13

Diluted earnings per common share:
Income from continuing operations	$0.23	$0.25	$0.15
Loss from discontinued operations	—	—	(0.02)

Net income	$0.23	$0.25	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND PARENT’S INVESTMENT
(In thousands)

								Total
					Accumulated			Stockholders’
	Common Stock		Additional		Other			Equity or
	Shares		Paid-In	Parent’s Net	Comprehensive	Retained	Treasury	Parent’s	Comprehensive
	Issued	Amount	Capital	Investment	Income	Earnings	Stock	Investment	Income
Balance, December 31, 2005	—	$—	$—	$203,443	$—	$—	$—	$203,443	$—
Net change in Class A Common Stock	59,502	595	—	—	—	—	—	595	—
Net change in Class B Common Stock	9,956	100	—	—	—	—	—	100	—
Conversion of Class B Common Stock to Class A Common Stock	—	—	(2)	—	—	—	—	(2)	—
Unrealized gains on available for sale securities, net of tax expense of $339	—	—	—	—	530	—	—	530	530
Net income	—	—	—	6,870	—	2,139	—	9,009	9,009
Net cash activity with parent	—	—	—	36,808	—	—	—	36,808	—
Non-cash activity with parent	—	—	—	66,355	—	—	—	66,355	—
Parent investment	—	—	313,476	(313,476)	—	—	—	—	—

Comprehensive income	—	—	—	—	—	—	—	—	$9,539

Balance, December 31, 2006	69,458	695	313,474	—	530	2,139	—	316,838
Conversion of Class B Common Stock to Class A Common Stock	92	—	—	—	—	—	—	—	$—
Unrealized losses on available for sale securities, net of tax benefit of $310	—	—	—	—	(427)	—	—	(427)	(427)
Capital contribution	—	—	74	—	—	—	—	74	—
Purchase of Treasury stock	—	—	—	—	—	—	(39,130)	(39,130)	—
Net income	—	—	—	—	—	17,179	—	17,179	17,179

Comprehensive income	—	—	—	—	—	—	—	—	$16,752

Balance, December 31, 2007	69,550	695	313,548	—	103	19,318	(39,130)	294,534

Conversion of Class B Common Stock to Class A Common Stock	75	1	(1)	—	—	—	—	—	—
Unrealized losses on available for sale securities, net of tax benefit of $854	—	—	—	—	(1,437)	—	—	(1,437)	(1,437)
Unrealized loss on derivative, net of tax benefit of $401	—	—	—	—	(655)	—	—	(655)	(655)
Compensation expense related to Directors SAR/Options	—	—	99	—	—	—	—	99	—
Purchase of Treasury stock	—	—	—	—	—	—	(27,125)	(27,125)	—
Net income	—	—	—	—	—	14,323	—	14,323	14,323

Comprehensive income	—	—	—	—	—	—	—	—	$12,231

Balance, December 31, 2008	69,625	$696	$313,646	$—	$(1,989)	$33,641	$(66,255)	$279,739

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$14,323	$17,179	$9,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,710	17,642	16,699
Amortization of purchase accounting adjustments for:
Leases and debt	(248)	(1,076)	(527)
Below market resident leases	—	(39)	(1,187)
Provision for bad debts	(303)	94	214
Provision for self-insured liabilities	435	78	415
Payments of self-insured liabilities	(200)	(308)	(271)
Loss on sale or disposal of fixed assets	196	—	—
Loss on impairment of long-lived assets, including impairments in discontinued operations	—	—	5,018
Equity-based compensation expense	99	—	—
Change in fair value of derivative	(655)	—	—
Deferred income taxes	5,878	1,334	335
Changes in assets and liabilities:
Accounts receivable	515	1,555	(1,258)
Supplies, prepaid expenses and other receivables	1,626	1,507	(3,564)
Deposits in escrow	139	(62)	290
Accounts payable	230	2,666	107
Accrued liabilities	(53)	(363)	(1,167)
Deferred revenue	393	5,080	480
Income taxes payable/ receivable	(2,669)	597	(999)
Changes in other non-current assets	4,858	1,849	(7,264)
Other long-term liabilities	1,658	1,379	2,649
Current due to Extendicare	—	—	76

Cash provided by operating activities	44,932	49,112	19,055

INVESTING ACTIVITIES:
Payment for acquisitions	(14,546)	(24,444)	(4,619)
Cash designated for acquisition	14,864	(14,864)	—
Payments for new construction projects	(21,333)	(3,904)	(3,338)
Payments for purchases of property and equipment	(17,764)	(12,457)	(12,832)
Proceeds from sales of property and equipment	—	—	79

Cash used in investing activities	(38,779)	(55,669)	(20,710)

FINANCING ACTIVITIES:
Capital contributions from Extendicare	—	74	43,678
Purchase of treasury stock	(27,125)	(39,130)	—
Proceeds on borrowings on revolving credit facility	37,000	42,000	—
Repayment of interest bearing advances to Extendicare	—	—	(25,200)
Repayment of mortgage debt	(19,215)	(6,573)	(2,312)
Proceeds from mortgage debt	9,026	4,301	—
Payment of deferred financing fees	—	—	(999)

Cash (used in)provided by financing activities	(314)	672	15,167

Increase (decrease) in cash and cash equivalents	5,839	(5,885)	13,512
Cash and cash equivalents, beginning of year	14,066	19,951	6,439

Cash and cash equivalents, end of year	$19,905	$14,066	$19,951

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS — continued
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$7,490	$7,422	$10,039
Income tax payments, net of refunds	4,635	8,226	6,477
Supplemental schedule of non-cash investing and financing activities:
Extendicare made the following non-cash contributions in connection with the Separation transaction:
Investments	$—	$—	$4,463
Forgiveness of debt and intercompany balances	—	—	60,177
Deferred tax	—	—	2,512
Other	—	—	(797)

Total	$—	$—	$66,355

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
          Assisted Living Concepts, Inc. and its subsidiaries (“ALC” or the “Company”) operate 216 assisted living residences in 20 states in the United States totaling 9,154 units as of December 31, 2008. ALC’s residences average approximately 40 to 60 units and offer residents a supportive, home-like setting and assistance with the activities of daily living.
          ALC became an independent, publicly traded company listed on the New York Stock Exchange on November 10, 2006, (the “Separation Date”) when ALC Class A and Class B Common Stock was distributed to Extendicare Inc., now known as Extendicare Real Estate Investment Trust (“Extendicare”), stockholders (the “Separation”).
          Effective upon the Separation, the ownership structure of the entities changed and as such became consolidated. All references in this report to ALC financial statements, both pre- and post-Separation Date, are referred to as “consolidated” as opposed to “combined.”
          For periods prior to the Separation Date the historical consolidated financial and other data in this report have been prepared to include all of Extendicare’s assisted living business in the United States, consisting of:
▪	177 assisted living residences operated by ALC since the time of the ALC Purchase;

▪	the assisted living residences operated by EHSI through the Separation Date, which consisted of 32 residences operated by EHSI at December 31, 2005;

▪	three assisted living residences that were constructed and owned by EHSI (two of which were operated by ALC) during 2005;

▪	Pearson since its formation;

▪	An Escanaba, Michigan, residence since its acquisition on November 1, 2006.
          Prior to the Separation, operations were terminated at four of the EHSI residences and were presented as discontinued operations. At the Separation Date, the historical financial statements included 209 residences (two of which remained with EHSI).
          After the Separation Date, historical consolidated financial and other data include Pearson, 178 assisted living residences operated by ALC (including the Escanaba residence), 29 residences purchased from EHSI, a residence in Dubuque, Iowa, since its acquisition on July 20, 2007 and the acquisition of the operations of eight leased residences doing business as CaraVita since January 1, 2008. As of the date of this report, ALC operated a total of 216 residences.
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

2. ALC SEPARATION
(a) ALC Separation
     On November 7, 2006, the Board of Directors of Extendicare announced its intention to complete a plan of arrangement which, among other things unrelated to ALC, entailed the Separation and the conversion of the remaining business of Extendicare into an unincorporated open ended real estate investment trust (“REIT”) (together with the Separation, the “Plan of Arrangement”). On November 10, 2006, the Plan of Arrangement was completed, the Separation was effective, and ALC became a separately traded public company.
     In connection with the Separation, holders of Extendicare Subordinate Voting Shares received the following:
▪	one share of Class A Common Stock of ALC;

▪	one Extendicare Common Share.
     Holders of Extendicare Multiple Voting Shares received the following:
▪	one share of Class B Common Stock of ALC;

▪	1.075 Extendicare Common Shares.
     Each Extendicare Common Share received in the transactions described above was immediately exchanged for units of Extendicare REIT on a 1:1 basis, or, at the election of holders that are Canadian residents, for units of Extendicare Holding Partnership on a 1:1 basis. The Separation is accounted for at historical cost due to the pro rata nature of the distribution.
     The authorized capital stock of ALC consists of 400,000,000 shares of Class A Common Stock, par value of $0.01 per share, 75,000,000 shares of Class B Common Stock, par value $0.01 per share and 25,000,000 shares of preferred stock, par value $0.01 per share. Subject to certain voting rights of the holders of Class B Common Stock, ALC’s Board of Directors is authorized to provide for the issuance of preferred stock in one or more series and to fix the designations, preferences, powers, participation rights, qualifications and limitations and restrictions, including the dividend rate, conversion rights, voting rights, redemption price and liquidation preferences of such preferred stock. At the Separation Date, ALC had approximately 57.5 million shares of Class A Common Stock outstanding, 11.8 million shares of Class B Common Stock outstanding, and no preferred stock outstanding. Each share of Class B Common Stock is convertible at any time, and from time to time, at the option of the holder into 1.075 shares of Class A Common Stock. Shares of Class A Common Stock are not convertible into shares of Class B Common Stock. As of December 31, 2008 and 2007, approximately 4.0 million and 3.1 million, respectively, shares of Class B Common Stock had been converted into approximately 4.3 million and 3.3 million shares, respectively, of Class A Common Stock.
     Following the Separation, ALC and Extendicare operate independently. Neither ALC nor Extendicare has any stock ownership, or, beneficial interest, in the other.
     Certain employees of ALC participated in Extendicare’s stock option plan and purchased Extendicare stock prior to the Separation. For 2006, compensation expense related to this plan was $0.4 million. In conjunction with the Separation, ALC put in place a stock incentive plan. See Note 23 for a description of ALC’s long-term equity-based compensation program.
(b) Transactions and Agreements in Connection with the Separation
     In preparation for, and immediately prior to the completion of the Separation, EHSI and ALC entered into a Separation Agreement, a Tax Allocation Agreement, Transitional Service Agreements and certain other agreements related to the Separation. These agreements govern the allocation of assets and liabilities between Extendicare and ALC in the Separation as well as certain aspects of the ongoing relationship between Extendicare and ALC after the Separation. In addition, ALC and Extendicare have executed certain deeds, bills of sale, stock powers, certificates of title, assignments and other instruments of sale, contribution, conveyance, assignment, transfer and delivery required to consummate the Separation.

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
     Under U.S. Federal income tax law, ALC and Extendicare will be jointly and severally liable for any taxes imposed on Extendicare for the periods during which ALC was a member of Extendicare’s consolidated group, including any taxes imposed with respect to the disposition of ALC common stock. There is no assurance, however, that Extendicare will have sufficient assets to satisfy any such liability or that ALC will successfully recover from Extendicare any amounts for which ALC is held liable. As of December 31, 2008, the estimated amount due to Extendicare related to consolidated pre-Separation return filings is $0.1 million, based on the tax returns as originally filed. This amount does not reflect the results of the IRS audits which are in process.
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

     On August 31, 2007, we terminated the contract with Virtual Care Provider, Inc. (“VCPI”), a wholly owned subsidiary of Extendicare, for information technology services and now provide these services in-house.
Transfer of EHSI Assisted Living Operations and Properties to ALC
     As of December 31, 2005, EHSI owned 33 assisted living residences and leased one assisted living residence, and operated 32 of the 34 assisted living residences, with two assisted living residences owned by EHSI being operated by ALC. In the first quarter of 2006, EHSI closed an assisted living residence (60 units) in Texas, closed an assisted living residence in Oregon (45 units), and the term of the leased assisted living residence (63 units) in Washington ended and EHSI decided to terminate the operations due to poor financial performance. As of the Separation Date, EHSI owned 31 and operated 29 assisted living residences, with two assisted living residences owned by EHSI being operated by ALC. The 29 residences operated by ALC were transferred to ALC from Extendicare prior to the Separation Date. The aggregate purchase price for the residences was approximately $68.7 million (exclusive of amounts previously paid in respect of the operations and personal property related to EHSI’s assisted living residences). This transfer was a taxable event for EHSI resulting in a step-up in the tax basis of these residences, which is not recognized for book purposes.
Transfer of Cash, Share Investments and Notes Prior to ALC Separation
     In addition, prior to the Separation, Extendicare and EHSI made certain capital contributions to ALC:
▪	$10.0 million in cash contributed into ALC to establish Pearson;

▪	$4.1 million in cash contributed by EHSI to ALC to fund transaction costs related to the Separation;

▪	$5.0 million in cash contributed by EHSI into ALC to fund ALC’s purchase of an office building in August 2006;

▪	a capital contribution of approximately $22.0 million by EHSI as settlement of the outstanding debt owed by ALC to EHSI;

▪	the contribution to ALC of share investments in BAM with a fair value of $2.0 million, MedX which had a carrying value of $0.3 million, and Omnicare shares with a fair value of $2.1 million; and

▪	an $18.0 million cash contribution to equity.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Principles of Presentation and Consolidation
     Prior to the Separation Date, the consolidated financial statements include a combination of historical financial assets and operations of the assisted living operations of Extendicare described in Note 1. For periods after the Separation Date the consolidated financial statements include the 178 assisted living residences operated by ALC, the 29 residences purchased from Extendicare, the residence acquired in Dubuque, Iowa since its acquisition on July 20, 2007 and the operations of BBLRG, LLC, doing business as CaraVita, consisting of eight leased assisted and independent living residences and a total of 541 leased units. The accompanying consolidated financial statements include the financial statements of ALC and all its majority owned subsidiaries. All significant intercompany accounts and transactions with subsidiaries have been eliminated from the consolidated financial statements.
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
(c) Investments
     Investments in marketable securities are stated at fair value. Investments with no readily determinable fair value are carried at cost. Fair value is determined using quoted market prices at the end of the reporting period and, when appropriate, exchange rates at that date. All of our marketable securities are classified as available-for-sale. Unrealized gains and losses are recorded in accumulated other comprehensive income, net of tax. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the consolidated statements of income. The cost of securities held to fund executive retirement plan obligations is based on the average cost method and for the remainder of our marketable securities we use the specific identification method. For the years ended December 31, 2008, 2007 and 2006, there were no realized gains or losses.
     ALC regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. To determine whether a decline in value is other-than-temporary, ALC evaluates several factors, including the current economic environment, market conditions, operational and financial performance of the investee, and other specific factors relating to the business underlying the investment, including business outlook of the investee, future trends in the investee’s industry and ALC’s intent to carry the investment for a sufficient period of time for any recovery in fair value. If a decline in value is deemed as other-than-temporary, ALC records reductions in carrying values to estimated fair values, which are determined based on quoted market prices if available or on one or more of the valuation methods such as pricing models using historical and projected financial information, liquidation values, and values of other comparable public companies. ALC did not record an other-than-temporary impairment of investments in the years ended December 31, 2008, 2007 or 2006.
(d) Accounts Receivable
     Accounts receivable are recorded at the net realizable value expected to be received from individual residents or their responsible parties (“private payers”) and government assistance programs such as Medicaid.
     At December 31, 2008 and 2007, ALC had approximately 73% and 60%, respectively, of its accounts receivable derived from private payer sources, with the balance owing under various state Medicaid programs. Although management believes there are no credit risks associated with government agencies other than possible funding delays, claims filed under the Medicaid program can be denied if not properly filed prior to a statute of limitations.
     ALC periodically evaluates the adequacy of its allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds, which vary by payer type. Allowances for uncollectibility are considered based upon the evaluation of the circumstances for each of these specific accounts. In addition, ALC has developed internally-determined percentages for establishing an allowance for doubtful accounts, which are based upon historical collection trends for each payer type and age of the receivables. Accounts receivable that ALC specifically estimates to be uncollectible, based upon the above process, are fully reserved in the allowance for doubtful accounts until they are written off or collected. ALC wrote off accounts receivable of $1.3 million, $0.8 million, and $0.4 million in 2008, 2007, and 2006, respectively. Bad debt expense was $1.0 million $0.7 million, and $0.7 million for 2008, 2007 and 2006, respectively.

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
     Construction in progress includes pre-acquisition costs and other direct costs related to acquisition, development and construction of properties, including interest, which are capitalized until the residence is opened. Depreciation of the residence, including interest capitalized, is commenced the month after the residence is opened and is based upon the useful life of the asset, as outlined above. ALC capitalized interest expense of $0.4 million, $0.1 million and $0.2 million in 2008, 2007 and 2006, respectively.
     Maintenance and repairs are charged to expense as incurred. When property or equipment is retired or disposed, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is included in the results of operations.
     Depreciation expense for 2008, 2007 and 2006 was $16.9 million, $15.4 million, and $14.6 million, respectively.
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
          In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”), a two-step impairment test is required to identify potential goodwill impairment and measure the amount of the goodwill impairment loss to be recognized. In the first step, the fair value of each reporting unit is compared to its carrying value to determine if the goodwill is impaired. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and the second step is not required. If the carrying value of the net assets assigned to the reporting unit exceeds its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill.
          For the purpose of goodwill analysis, ALC has only one reporting unit, as defined by SFAS No. 142. ALC conducted its annual impairment analysis in the third quarter of 2008 and then again in the fourth quarter of 2008 due to changes in economic conditions. In both tests, the fair value of ALC as measured by ALC market capitalization plus a control premium exceeded its carrying value.
          The control premium that a third party would be willing to pay to obtain a controlling interest in Assisted Living Concepts, Inc. was considered when determining fair value. Management considered recent transactions with comparable companies in the healthcare and services industry, and possible synergies to a market participant. In addition, factors such as the capital structure and performance of competitors, which were believed to contribute to the decline in ALC’s stock price and recent volatility in ALC’s trading price prior to December 31, 2008, were also considered. Management concluded there was a reasonable basis for the excess of estimated fair value of the reporting units over its market capitalization.
          The estimated fair value requires judgment and the use of estimates by management. Potential factors requiring assessment include a further or sustained decline in ALC’s stock price, variance in results of operations from projections, and additional acquisition transactions in the health care and services industries that reflect a lower control premium. Any of these potential factors may cause ALC to re-evaluate goodwill during any quarter throughout the year. If an impairment charge were to be taken for goodwill it would be a non-cash charge and would not impact ALC’s cash position or cash flows; however, such a charge could have a material impact to equity and the statement of income.
          There was no goodwill impairment for the years ended December 31, 2008, 2007 or 2006.
          Operating lease intangibles are valued upon acquisition using discounted cash flow projections that assume certain future revenues and costs over the remaining expected lease term. The value assigned to operating lease intangibles is amortized on a straight-line basis over the lease term.
          Resident relationships intangible assets are stated at the amount determined upon acquisition, net of accumulated amortization. Resident relationships intangible assets are amortized on a straight-line basis, based upon a review of the time period to achieve optimal occupancy. The amortization period is subject to evaluation upon each acquisition and range from 36 to 48 months. Amortization of the resident relationships asset is included within amortization expense in the consolidated statements of income. Acquisitions have included both independent and assisted living residents. Independent residents generally will occupy a unit for a longer period of time.
(h) Long-lived Assets
     ALC assesses annually the recoverability of long-lived assets, including property and equipment, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that all long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of an asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent the book value of the asset exceeds estimated fair value. ALC incurred an impairment of long-lived asset charge in continuing operations of $3.1 million on one property in 2006 and $1.9 million of impairment charges on two properties held in discontinued operations. There were no impairment charges in either 2008 or 2007. Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less all associated costs of disposition. In addition, SFAS No. 144 requires separate reporting of discontinued operations to the component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Management considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors, in performing these analyses.
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
     EHSI managed cash on a centralized basis, and prior to the ALC Purchase did not retain any significant cash balances at assisted living residences. As a result, cash advances or withdrawals prior to and after the ALC Purchase were recorded in the Parent’s Investment account.
     After the ALC Purchase and before the Separation Date, EHSI maintained ALC’s bank account, and until EHSI amended its senior secured credit facility (the “EHSI Revolving Credit Facility”), did not transfer cash between EHSI and ALC. However, after EHSI amended the EHSI Revolving Credit Facility in August 2005, EHSI converted back to its centralized approach to cash management and therefore periodically transferred all excess funds of ALC to EHSI’s main cash deposit account. Transfers of cash to (from) EHSI reduced (increased) ALC’s advance to EHSI.
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
     Each share of Class B Common Stock is convertible at any time, and from time to time, at the option of the holder into 1.075 shares of Class A Common Stock. In addition, any shares of Class B Common Stock transferred to a person other than a permitted holder (as described in our amended and restated articles of incorporation) of Class B Common Stock will automatically convert into shares of Class A Common Stock on a 1:1.075 basis upon any such transfer. Shares of Class A Common Stock are not convertible into shares of Class B Common Stock.
     ALC has also authorized 25,000,000 shares of Preferred Stock, none of which has been issued as of December 31, 2008 and 2007.
     A reconciliation of our outstanding shares since the Separation is as follows:

		Class A	Class B
		Common	Common	Treasury
		Stock	Stock	Stock
November 10, 2006		57,543,165	11,778,433	—
	Conversion of Class B to Class A	1,958,753	(1,822,096)	—

December 31, 2006		59,501,918	9,956,337	—
	Conversion of Class B to Class A	1,321,015	(1,228,879)	—
	Repurchase of Class A Common Stock	(4,691,060)	—	4,691,060

December 31, 2007		56,131,873	8,727,458	4,691,060
	Conversion of Class B to Class A	1,065,306	(991,060)	—
	Repurchase of Class A Common Stock	(4,900,933)	—	4,900,933

December 31, 2008		52,296,246	7,736,398	9,591,993

     On December 14, 2006, our Board of Directors authorized a share repurchase program of up to $20 million of our Class A Common Stock. On August 20, 2007, December 18, 2007, and August 6, 2008, the Board of Directors expanded the repurchase program by an additional $20 million, $25 million and $15 million, respectively, bringing the total authorized share repurchase to $80 million over the extended program period ending August 6, 2009. Shares may be repurchased in the open market or in privately negotiated transactions from time to time in accordance with appropriate SEC guidelines and regulations and subject to market conditions, applicable legal requirements, and other factors. In the aggregate, we have repurchased approximately 9.6 million shares of our Class A Common Stock at an aggregate cost of $66.3 million and an average price of $6.91 per share under the share repurchase program through December 31, 2008. The stock repurchases were financed through existing funds and borrowings under our existing $120 million credit facility. Treasury stock has been accounted for using the cost method.
(k) Revenue Recognition
     For 2008, 2007 and 2006 approximately 92%, 85% and 79%, respectively, of revenues were derived from private payers. The remainder of ALC’s revenue was derived from state-funded Medicaid reimbursement programs. Revenues are recorded in the period in which services and products are provided at established rates. Revenues collected in advance are recorded as deferred revenue upon receipt and recorded to revenue in the period the revenues are earned.
     From time to time, ALC collects new residency fees from private pay residents. These fees are non-refundable and generally used to prepare a residents room for occupancy. ALC defers these revenues and amortizes over the expected stay of private pay assisted living residents, which is approximately 14 months.
(l) Advertising Expense
     Advertising costs are expensed as incurred. Advertising expense incurred for 2008, 2007 and 2006 totaled $1.2 million, $1.7 million and $1.2 million, respectively.
(m) Transaction Costs
     ALC expensed transaction costs related to the Separation as incurred. During 2007 and 2006 ALC incurred $0.1 million and $4.4 million, respectively, of transaction costs related to the Separation. No transaction costs related to the Separation were incurred in 2008. Extendicare partially funded the 2006 costs with a $4.1 million cash capital contribution. Transactions costs incurred in 2008, 2007 and 2006 related to the CaraVita, Dubuque, Iowa and Escanaba, Michigan acquisitions are included in the total purchase price of the respective acquisition and allocated as part of the purchase accounting. Transaction costs related to the HUD Loan refinancings are capitalized and amortized over the life of the associated debt.
(n) Interest
     For periods prior to the ALC Purchase, interest expense was allocated to the EHSI assisted living residences based upon the assisted living residences’ historic cost and the average borrowing rates for those periods. For periods after the ALC Purchase and prior to the Separation, interest charges are allocated based upon:
•	any specific residence-based debt instruments in place prior to the ALC Purchase and before the Separation Date with the applicable interest charges;

•	interest incurred by EHSI on the replacement of pre-acquisition date debt incurred prior to the ALC Purchase;

•	for the residences owned by EHSI, based upon the assisted living residences’ historic cost and average borrowing rates for those periods; and

•	for the EHSI line of credit debt incurred on the ALC Purchase, the interest incurred based upon the average balance of the line of credit and EHSI’s average interest rate on the line of credit.
     For periods after the Separation Date interest is based on the specific debt instruments in place, and the amortization of deferred financing fees.
(o) Deferred Financing Costs
     Costs associated with obtaining financing are capitalized and amortized over the term of the related debt. In 2006, ALC incurred $1.0 million of deferred financing costs in connection with its then $100 million credit facility. In 2008, ALC incurred deferred financing costs of $0.2 million related to mortgage debt refinancing and $0.1 million related to the expansion of what was the $100 million credit facility up to its current availability of $120 million. In both 2008 and 2007, ALC amortized $0.2 million of these fees through interest expense and $33,000 in 2006. The deferred costs are being amortized over the life of the related debt through expense on a straight line basis.
(p) Comprehensive Income
          Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity which under GAAP are excluded from results of operations. In 2008, 2007 and 2006, this consists of unrealized (losses) gains on available for sale investment securities, net of any related tax effect and an unrealized loss on an interest rate swap derivative, net of tax.

	2008	2007	2006
	(In thousands)
Net income	$14,323	$17,179	$9,009
Unrealized (losses) gains, net of tax benefit (expense) of $854, $310 and $(339), respectively	(1,437)	(427)	530
Unrealized loss on derivative, net of tax benefit of $401	(655)	—	—

Total comprehensive income	$12,231	$16,752	$9,539

          The components of Accumulated Other Comprehensive Income, net of tax, are as follows:

	2008	2007	2006
	(In thousands)
Unrealized (losses) gains on investments	$(1,334)	$103	$530
Net unrealized loss on derivative	(655)	—	—

Accumulated other comprehensive (loss) income	$(1,989)	$103	$530

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
     In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 became effective for ALC on January 1, 2007. The adoption of FIN 48 did not have any impact on ALC’s consolidated financial position.
     ALC had $0.6 million of gross unrecognized tax benefits as of January 1, 2007. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.3 million as of January 1, 2007. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. As of January 1, 2007, we had accrued interest and penalties related to unrecognized tax benefits of $0.1 million. See Note 18 to the consolidated financial statements for additional disclosures related to FIN 48.

(r) Derivative Financial Instruments
     In November 2008, ALC entered into a financial instrument to hedge interest rate risk and effectively converted floating rate debt to a fixed rate basis. The derivative instrument is recognized as a long—term liability in the 2008 consolidated balance sheet with a fair value of $1.1 million. The change in mark-to-market of the value of the derivative is recorded as other comprehensive loss because it has been designated and qualifies as a cash flow hedge. ALC determined the hedge is 100% effective; therefore, the complete change in fair value was recorded in other comprehensive income. ALC did not enter into derivative financial instruments prior to 2008 so the net impact of $1.1 million referred to above is the cumulative and net unrealized loss and no realized gains or losses have impacted our Consolidated Statements of Income. ALC does not expect this derivative financial instrument to impact our earnings until 2011 when the instrument expires.
     Derivative contracts are not entered into for trading or speculative purposes. Furthermore, ALC has a policy of only entering into contracts with major financial institutions based upon their credit rating and other factors.
(s) Accounting for Acquisitions
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
          Below (or above) market resident contracts represent the value of the difference between amounts to be paid pursuant to the in-place resident contracts and management’s estimate of the fair market value rate, measured over a period of either the average resident stay in the residence, or the period under which ALC can change the current contract rates to market. ALC uses the effective interest method to calculate amortization. The amortization period related to the in-place resident contracts for the ALC Purchase was 24 months and ended in January 2007. No new below (or above) market resident contracts were established in either the Michigan, Dubuque, IA, or CaraVita acquisitions. Amortization of below (or above) market resident contracts are included in revenues in the consolidated statements of income.
(t) Fair Value Measurements
     FASB Statement No. 157, Fair Value Measurement (“SFAS 157”) establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

Level 1 —	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 —	Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 —	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
     ALC’s derivative position is valued using models developed internally by the respective counterparty that use as their basis readily observable market parameters (such as forward yield curves) and are classified within Level 2 of the valuation hierarchy.
     ALC considers its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivatives. Any adjustments resulting from credit risk are recorded as a change in fair value of derivatives and amortization in the current period consolidated statement of income.
(u) New Accounting Pronouncements
          In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. Since this guidance will be applied prospectively, on adoption, there will be no impact to ALC’s current consolidated financial statements.
          In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis. ALC is currently evaluating the potential impact, if any, the adoption of FSP EITF 03-6-1 could have on its calculation of earnings per share. As of December 31, 2008, and since the Separation Date, ALC has never declared a cash dividend.
          Effective January 1, 2008, ALC adopted Statement on Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) for financial assets and liabilities. This pronouncement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. On November 14, 2007, the FASB agreed to a one-year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. ALC’s adoption of SFAS 157 did not have a material effect on ALC’s consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value.
          In October 2008, the FASB issued FSP 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The guidance in FSP 157-3 is effective immediately and did not have an impact on ALC’s financial statements upon adoption. See Note 20 in the Notes to Consolidated Financial Statements in Item 15 Exhibits and Financial Statement Schedules of this report for information and related disclosures regarding ALC’s fair value measurements.
          On December 4, 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS 141, Business Combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. ALC is currently evaluating the impact, if any, that the adoption of SFAS 141R will have on its consolidated results of operations and financial condition.
          On December 4, 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements, and eliminates the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. ALC is currently evaluating the impact, if any, that the adoption of SFAS 160 will have on its consolidated results of operations and financial condition.
     On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. ALC is currently evaluating the impact, if any, SFAS 161 will have on disclosures by ALC.
(v) Reclassifications
     Certain reclassifications have been made in the prior years’ financial statements to conform to the current year’s presentation. These reclassifications include the reporting of non-trade receivables as supplies, prepaid expenses and other receivables, the reporting of interest income as a separate line item from interest expense, net, and the reporting of deposits in escrow as a separate line item from supplies, prepaid expenses and other current assets. Such reclassifications had no effect on previously reported net income or stockholders’ equity.
4. ACQUISITIONS
     On November 1, 2006, ALC completed the acquisition of an assisted living residence in Escanaba, Michigan for $4.6 million which was paid in cash. The residence consists of 40 units and at the time of the acquisition was 100% occupied. The impact of total assets, revenue and earnings was not material. ALC’s allocation of fair value resulted in $3.6 million, $0.4 million, $0.4 million and $0.2 million being allocated to building, furniture and equipment, goodwill and land, respectively.
     On July 20, 2007, ALC completed the acquisition of a newly constructed 185 unit assisted/independent living residence in Dubuque, Iowa. At the time of the purchase, the residence was approximately 47% occupied. All are private pay residents. The purchase price including all fees and expenses was approximately $24.4 million and was paid in cash. ALC has included the results of operations of this residence since the date of acquisition. ALC’s initial allocation of fair value resulted in $18.0 million, $4.1 million, $1.0 million, $0.7 million and $0.6 million allocated to building, goodwill, land, resident relationship intangible and furniture and equipment, respectively.
     On January 1, 2008, ALC acquired the operations of BBLRG, LLC, doing business as CaraVita, consisting of eight leased assisted and independent living residences and a total of 541 leased units, for a purchase price including fees and expenses of $14.8 million. The master lease has an initial term expiring in March 2015 with three five-year renewal options. ALC financed this transaction with borrowings under its $120 million credit facility. In connection with the master lease, ALC guarantees certain quarterly minimum occupancy levels and is subject to net worth, minimum capital expenditure requirements per residence, per annum and minimum fixed charge coverage ratios. Failure to meet certain operating and occupancy covenants in the Cara Vita operating lease would give the lessor the right to accelerate the lease obligations and terminate our right to operate all or some of those properties. At December 31, 2008, ALC was in compliance with all master lease covenants.
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
5. INVESTMENTS
          Investments consist of $0.7 million of securities held to fund ALC’s executive retirement plan obligation and $2.4 million held in four individual equity securities which were contributed to ALC’s capital upon the Separation, all of which are classified as available-for-sale and stated at fair value based on market quotes. The securities related to the executive retirement plan are largely invested in mutual funds and money market funds. Unrealized gains and losses, net of deferred taxes, are recorded as a component of other comprehensive income. No gains or losses were realized in 2008, 2007 or 2006. Investments consisted of the following at December 31:

	2008			2007
		Fair			Fair
		Market	Unrealized		Market	Unrealized
	Cost	Value	Gain/(Loss)	Cost	Value	Gain/(Loss)
	(In thousands)
Investments with unrealized gains	$0	$2	$2	$2,977	$4,106	$1,129
Investments with unrealized losses	5,283	3,137	(2,146)	2,147	1,146	(1,001)

Total investments	$5,283	$3,139	$(2,144)	$5,124	$5,252	$128

     The following table shows our investments gross unrealized losses and fair values that have been in a continuous loss position at December 31:

	Less Than Twelve Months		Greater Than Twelve Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)
2008 Equity securities	$1,748	$1,392	$1,389	$754	$3,137	$2,146
2007 Equity securities	—	—	$1,146	$1,001	$1,146	$1,001
6. PREPAID EXPENSES, SUPPLIES AND OTHER RECEIVABLES
     Supplies, prepaid expenses and other receivables consisted of the following at December 31:

	2008	2007
	(In thousands)
Prepaid expenses	$1,942	$3,303
Supplies	990	948
Other receivables	531	838

	$3,463	$5,089

7. PROPERTY AND EQUIPMENT
     Property and equipment and related accumulated depreciation and amortization consisted of the following at December 31:

	2008	2007
	(In thousands)
Land and land improvements	$26,751	$26,619
Buildings and improvements	412,276	402,644
Furniture and equipment	26,663	22,760
Leasehold improvements	5,771	2,012
Construction in progress	27,934	945

	499,395	454,980
Less accumulated depreciation and amortization	(76,604)	(59,839)

	$422,791	$395,141

     In 2008 and 2007, buildings and improvements included $12.8 million for assets recorded under capital leases. Accumulated depreciation included $1.4 million and $1.1 million for assets recorded under capital leases in 2008 and 2007, respectively.
     In 2008, ALC capitalized $27.0 million related to the ongoing expansion program.
     In 2007, ALC completed 2 construction projects for a total cost of approximately $5.8 million, that resulted in increased operational capacity of 48 units.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
     The following is a summary of the changes in the carrying amount of goodwill for the year ended December 31, 2008 (in thousands):

Balance at December 31, 2007	$19,909
Additions	—
Adjustments	(3,594)

Balance at December 31, 2008	$16,315

          The adjustment to goodwill related to reversing a valuation allowance against deferred tax assets associated with the completion of IRS audits of the 2004 and January 31, 2005 tax returns. This valuation allowance against deferred tax assets was recorded prior to ALC’s acquisition by Extendicare in January 2005.
          Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of other intangible assets as of December 31, 2008 and 2007, respectively (in thousands):

	December 31, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Resident relationships	$3,169	$(980)	$2,189	$7,099	$(6,272)	$827
Operating lease intangible and renewal options	11,665	(676)	10,989	—	—	—
Non-compete agreements	331	(66)	265	—	—	—

Total	$15,165	$(1,722)	$13,443	$7,099	$(6,272)	$827

          Amortization expense related to definite-lived intangible assets for the years ended December 31, 2008, 2007 and 2006, was $8.0 million, $6.3 million, and $4.0 million respectively.
          Future amortization expense for definite—lived intangible assets is estimated to be as follows (in thousands):

2009	$1,631
2010	1,619
2011	1,165
2012	743
2013	677
After 2013	7,608

$13,443

9. RESTRICTED CASH
          As of December 31, 2008, restricted cash consisted of $2.6 million of cash deposits as security for Oregon Trust Deed Notes, $1.3 million of cash deposits as security for HUD Insured Mortgages due 2036 and $0.6 million of cash deposits securing letters of credit. In March 2008, we changed general and professional liability insurance carriers and converted from being self-insured to full commercial insurance on a portion of our general and professional liability insurance program which resulted in the release of a $5.0 million letter of credit and $5.0 million of cash collateral.
10. OTHER ASSETS
       Other assets consisted of the following at December 31:

	2008	2007
	(In thousands)
Property tax, insurance and capital expenditure trust funds	$1,043	$1,546
Deferred financing costs, net	1,035	925
Security deposits and other	153	209

	$2,231	$2,680

          In connection with what was our $100 million credit facility in 2006 (Note 11), ALC incurred financing costs of approximately $1.0 million. In 2008, ALC incurred deferred financing costs of $0.2 million related to mortgage debt refinancing and $0.1 million related to the expansion of what was the $100 million credit facility up to its current availability of $120 million. In both 2008 and 2007, ALC amortized $0.2 million of these fees through interest expense. The deferred costs are being amortized over the life of the related debt through expense on a straight line basis.
11. DEBT
       Long-term debt and capital lease obligations consisted of the following at December 31:

	Interest
	Rate (1)	2008	2007
	(In thousands)
Mortgage note, bearing interest at 6.24%, due 2014	6.69%	$34,352	$35,128
Mortgage notes, interest rates ranging from 7.58% to 8.65%, due 2008/2009	3.78%	7,140	24,878
Capital lease obligations, interest rates ranging from 2.84% to 13.54%, maturing through 2009	6.35%	10,882	11,386
Mortgage note, bearing interest at 7.07%, due 2018	7.07%	8,966	—
Oregon Trust Deed Notes, interest rates ranging from 0% to 9.0%, maturing from 2021 through 2026	6.45%	8,726	8,995
HUD Insured Mortgages, interest rates ranging from 5.66% to 5.85%, due 2032	5.73%	4,201	4,282
HUD Insured Mortgage, bearing interest at 7.55%, due 2036	6.68%	3,015	3,050
$120 million credit facility bearing interest at floating rates, due November 2011	(2)	79,000	42,000

Long-term debt before current maturities		156,282	129,719
Less current maturities		19,392	26,543

Total long-term debt		$136,890	$103,176

(1)	Interest rate is effective interest rate for 2008. The effective interest rate is determined as the interest expense for the year divided by the recorded fair value of the debt instrument.

(2)	Bears interest at a floating rate at ALC’s option equal to LIBOR plus a margin of 150 basis points or prime. At December 31, 2008, prime was 3.25% and LIBOR was 0.46%
Mortgage Note due 2014
     The mortgage note due in 2014 (the “2014 Note”) has a fixed interest rate of 6.24%, with a 25-year principal amortization, and is secured by 24 assisted living residences. Monthly principal and interest payments amount to approximately $0.3 million. A balloon payment of $29.6 million is due in January 2014. The 2014 Note was entered into by subsidiaries of ALC and is subject to a limited guaranty by ALC.
Mortgage Notes due 2008 and 2009
     The mortgage notes due in 2008 and 2009 (“2008/2009 Notes”) included three fixed rate notes that were secured by 13 assisted living facilities located in Texas, Oregon and New Jersey with a combined carrying value of $31.9 million. The

2008/2009 Notes were entered into by subsidiaries of ALC and were subject to a limited guaranty by ALC. These notes collectively required monthly principal and interest payments of $0.2 million with balloon payments of $11.9 million, $5.3 million and $7.1 million due at maturity in May 2008, August 2008 and December 2008, respectively. The note maturing in December 2008 was extended to January 2009 at the request of the lender. These loans bore interest at fixed rates ranging from 7.58% to 8.65%.
     The first of three 2008/2009 Notes came due on May 1, 2008. ALC repaid the first note for $11.9 million with borrowings under the $120 million credit facility and on June 10, 2008, mortgaged three of the seven residences located in Texas which had secured the maturing debt. The new $9.0 mortgage debt bears interest at 7.07% and is due in July 2018. ALC incurred $0.2 million of closing costs which are being amortized over the ten year life of the loan.
     The second of three 2008/2009 Notes came due on August 1, 2008. ALC repaid the second note for $5.3 million with borrowings under the $120 million credit facility.
     The third of three 2008/2009 Notes due January 2009 is secured by 3 assisted living residences located in New Jersey. On January 2, 2009, we repaid the balance of $7.1 million with proceeds from our $120 million revolving credit facility. This loan bore interest at 8.65%.
Capital Lease Obligations
     In March 2005, ALC amended lease agreements, relating to five assisted living residences located in Oregon. The amended lease agreements provide ALC with an option to purchase the residences in 2009 for cash of $5.9 million ($0.3 million paid upon execution of the lease amendment) and the assumption of approximately $4.8 million of underlying Oregon Trust Deed Notes due 2036 (the “ALF Oregon Bonds”) which are secured by these properties. The option to purchase was determined to be a bargain purchase price, requiring that the classification of these leases be changed from operating to capital. As a result, a capital lease obligation of $12.8 million was recorded, which represents the estimated market value of the properties as of the lease amendment date and also approximates the present value of future payments due under the lease agreements, the purchase option payment and contemplates payoff of the assumed debt. The option to purchase must be exercised prior to July 1, 2009, with closing on or about December 31, 2009.
Mortgage Note due 2018
     The mortgage note due in 2018 (“2018 Note”) has a fixed interest rate of 7.07%, an original principal amount of $9.0 million, and a 25-year principal amortization. It is secured by a deed of trust, assignment of rents and security agreement and fixture filing on three assisted living residences in Texas. Monthly principal and interest payments amount to approximately $64,200 and it has a balloon payment of $7.2 million due in July 2018. The 2018 Note was entered into by a wholly-owned subsidiary of ALC and is subject to a limited guaranty by ALC.
Oregon Trust Deed Notes
     The Oregon Trust Deed Notes (“Oregon Revenue Bonds”) are secured by buildings, land, furniture and fixtures of six Oregon ALC assisted living residences with a combined carrying value of $9.1 million. The notes are payable in monthly installments including interest at effective rates ranging from 0% to 9.00%. The effective rate on the remaining term of the bond is 7.2%.
     Under debt agreements relating to the Oregon Revenue Bonds, ALC is required to comply with the terms of certain regulatory agreements until the scheduled maturity dates of the Oregon Revenue Bonds. Refer to Note 17 for details of the regulatory agreements.
HUD Insured Mortgages
     The HUD insured mortgages (the “HUD Loans”) include three separate loan agreements entered into in 2001 between subsidiaries of ALC and the lenders. The mortgages are each secured by a separate assisted living residence located in Texas with combined carrying value of $9.7 million.
     During the third quarter of 2007, ALC completed the refinancing of two of the three HUD Loans. Prior to refinancing, the remaining combined principal amount due under the refinanced mortgages was $4.3 million at an average rate of 7.40% and an average maturity of 29 years. After refinancing the aggregate principal amount remained unchanged while the average rate decreased to 5.75% and the average maturity decreased to 25 years. Other terms on the refinanced HUD loans and our other HUD Loan remained substantially unchanged. After refinancing, the HUD loans bear interest ranging from 5.66% to 7.55% and average 6.35%. After the refinancing, we are required to make principal and interest payments of $47,357 per month. We do not have the option to prepay principal on the refinanced loans in the first two years. Prepayments may be made any time after the first two years. As of December 31, 2008, $4.2 million of HUD Loans mature in September 2032 and $3.0 million mature in August 2036.
$120 Million Credit Facility
          On November 10, 2006, ALC entered into a five year, $100 million credit facility with General Electric Capital Corporation and other lenders. The facility is guaranteed by certain ALC subsidiaries that own approximately 64 of the residences in our portfolio and secured by a lien against substantially all of the assets of ACL and such subsidiaries. Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate or LIBOR plus an amount that varies according to a pricing grid based on a consolidated leverage test; since the inception of this facility, this margin was 150 basis points. Average interest rates under the facility were 4.20% and 6.62% in 2008 and 2007. There were no outstanding balances in 2006.
          On August 22, 2008, ALC entered into an agreement to amend its then $100 million revolving credit agreement with GE Healthcare Financial Services and other lenders to allow ALC to borrow up to an additional $20 million, bringing the size of the facility to $120 million. Under certain conditions and subject to possible market rate adjustments on the entire facility, ALC may request that the facility be increased up to an additional $30 million.
          In general, borrowings under the facility are limited to five times ALC’s consolidated EBITDA, which is generally defined as consolidated net income plus in each case, to the extent included in the calculation of consolidated net income, customary add-backs in respect of provisions for taxes, consolidated interest expense, amortization and depreciation, losses from extraordinary items, and other non-cash expenditures (including non-recurring expenses incurred by ALC in connection with the separation of ALC and Extendicare) minus in each case, to the extent included in the calculation of consolidated net income, customary deductions in respect of credits for taxes, interest income, gains from extraordinary items, and other non-recurring gains. ALC is subject to certain restrictions and financial covenants under the facility including maintenance of minimum consolidated leverage and minimum consolidated fixed charge coverage ratios. Payments for capital expenditures, acquisitions, dividends and stock repurchases may be restricted if ALC fails to maintain consolidated leverage ratio levels specified in the facility. In addition, upon the occurrence of certain transactions including but not limited to sales of property mortgaged to General Electric Capital Corporation and the other lenders, equity and debt issuances and certain asset sales, ALC may be required to make mandatory prepayments. ALC is also subject to other customary covenants and conditions. Outstanding borrowings under the line were $79.0 million and $42.0 million as of December 31, 2008 and 2007, respectively. We did not have any borrowings under the facility in 2006 and as of December 31, 2008 and 2007, ALC was in compliance with all applicable financial covenants and available borrowings under the facility were $41 million and $58 million, respectively. Commitment fees paid in 2008, 2007 and 2006 under the facility were $0.2 million, $0.4 million and $0.1 million, respectively, and were based upon a .375% unused commitment fee.
Unfavorable Market Value of Debt Adjustment
          ALC debt in existence at the date of the ALC Purchase was evaluated and determined, based upon prevailing market interest rates, to be under valued. The unfavorable market value adjustment upon acquisition was $3.2 million. The market value adjustment is amortized on an effective interest basis, as an offset to interest expense, over the term of the debt agreements. The amount of amortization of the unfavorable market value adjustment for 2008, 2007 and 2006 was $0.2 million, $0.7 million and $0.4 million, respectively.

Principal Repayment Schedule
          Principal payments on long-term debt due within the next five years and thereafter, as of December 31, 2008, are as follows (in thousands):

2009	$19,427	(1)
2010	1,500
2011	80,601
2012	1,707
2013	1,823
After 2013	51,037

	156,095
Plus: Unamortized market value adjustment	187

Total debt	$156,282

(1)	Amount includes an option to purchase five properties (157 units) for $10.4 million including assumed debt.
Letters of credit
          As of December 31, 2008, we had $4.8 million in outstanding letters of credit, the majority of which are collateralized by property. Approximately $3.0 million of the letters of credit provide security for worker’s compensation insurance and the remaining $1.8 million of letters of credit are security for landlords of leased properties. During 2008, we changed general and professional liability insurance carriers and converted from being self-insured to full commercial insurance on a portion of our general and professional liability insurance program which resulted in the release of a $5.0 million letter of credit. All the letters of credit are renewed annually and have maturity dates ranging from April 2009 to January 2010.
12. ACCRUED LIABILITIES
     Accrued liabilities consisted of the following at December 31:

	2008	2007
	(In thousands)
Property taxes, utilities and other taxes	$7,383	$7,214
Salaries and wages, fringe benefits and payroll taxes	4,964	5,657
Workers’ compensation	3,423	3,435
Accrued operating expenses	1,168	927
Other	960	718

	$17,898	$17,951

     ALC self insures for health and dental claims. In addition, ALC self insures for workers’ compensation in all states, with the exception of Washington and Ohio where ALC participates in a state plan and Texas where ALC is insured with a third-party insurer.
13. ACCRUAL FOR SELF-INSURED GENERAL AND PROFESSIONAL LIABILITIES
     Prior to the Separation, ALC insured general and professional liability risks with Laurier Indemnity Company Ltd. (“Laurier”), an affiliated insurance subsidiary of Extendicare and other third-party insurers. ALC insured through Laurier on a claims made basis above specified self-insured retention levels. Laurier insured above ALC’s self-insured retention levels and had re-insured for significant or catastrophic risks up to a specified level through a third party insurer. The insurance policies covered comprehensive general and professional liability (including malpractice insurance) for ALC’s health providers, assistants and other staff as it related to their respective duties performed on ALC’s behalf and employers’ liability in amounts and with such coverage and deductibles as determined by ALC, based on the nature and risk of its businesses, historical experiences, availability and industry standards. Self-insured liabilities with respect to general and professional liability claims are included within the accrual for self-insured liabilities. Self-insured liabilities prior to the ALC Purchase were insignificant. Subsequent to the Separation ALC insured through Pearson under substantially the same terms as with Laurier.

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
     Following is a summary of activity in the accrual for self-insured general and professional liabilities:

	2008	2007
	(In thousands)
Balances at beginning of year	$1,241	$1,471
Cash payments	(200)	(308)
Provisions	435	78

Balances at end of year	$1,476	$1,241

Current portion	$300	$300
Long-term portion	1,176	941

Balances at end of year	$1,476	$1,241

14. OTHER LONG-TERM LIABILITIES
       Other long-term liabilities consisted of the following at December 31:

	2008	2007
	(In thousands)
Unfavorable lease adjustment as lessee	$2,540	$2,970
Future lease commitments	4,204	3,682
Deferred compensation	3,057	2,559
Fair value of derivative liability	1,056	—
Asset retirement obligation	245	233

	$11,102	$9,444

Unfavorable Lease Adjustment as Lessee
     ALC evaluated the leases in existence at the date of the ALC Purchase and determined, based upon future discounted lease payments over the remaining terms of the leases, an excess was to be paid, as compared to the market, based upon the operating cash flows of the leased facilities. The unfavorable lease liability upon acquisition was $4.0 million. The unfavorable lease liability is amortized on a straight-line basis, as an offset to lease expense, over the term of the lease agreements. The amount of unfavorable lease amortization for 2008, 2007 and 2006 was $0.4 million, $0.4 million and $0.1 million, respectively.
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
Deferred Compensation
     ALC implemented an unfunded deferred compensation plan in 2005 which is offered to all company employees defined as highly compensated by the Internal Revenue Code in which participants may defer up to 10% of their base salary. ALC matches up to 50% of the amount deferred. Expenses incurred by ALC under the deferred compensation plan were $132,854, $142,179 and $149,000 in 2008, 2007 and 2006, respectively.
     ALC implemented a non-qualified deferred compensation plan in 2005 covering certain executive employees. Expenses incurred from ALC contributions under the plan were $65,655, $226,205 and $63,000 in 2008, 2007 and 2006, respectively. The plan does not require ALC to fund the liability currently but ALC has funded it since the plan’s inception. Assets related to the plan are recorded as investments and classified as available for sale and were $0.7 million as of both years ended December 31, 2008 and 2007, respectively.
Other Employee Pension Arrangements
     ALC maintains defined contribution retirement 401(k) savings plans, which are made available to substantially all employees. Effective January 1, 2006 for ALC, and previously for EHSI, ALC paid a matching contribution of 25% of every qualifying dollar contributed by plan participants, net of any forfeiture. Expenses incurred by ALC related to the 401(k) savings plans were $177,203, $185,829 and $211,000 in 2008, 2007 and 2006, respectively.
Fair Value of Derivative
          ALC entered into a derivative financial instrument in November 2008, specifically an interest rate swap, for non-trading purposes. ALC uses interest rate swaps to manage interest rate risk associated with floating rate debt. The agreement expires at the same time as our $120 million revolving credit facility in November 2011. As of December 31, 2008, ALC was party to an interest rate swap with a total notional amount of $30.0 million. ALC elected to apply hedge accounting for this interest rate swap because it is an economic hedge of the ALC’s floating rate debt and ALC does not enter into derivatives for speculative purposes. This derivative contract has a negative net fair value of $1.1 million as of December 31, 2008, based on current market conditions affecting interest rates and is recorded in other long-term liabilities.
Asset retirement obligation
          ALC determined that a conditional asset retirement obligation exists for asbestos remediation in one of its residences. Although not a current health hazard in its assisted living residence, upon renovation, ALC may be required to take the appropriate remediation procedures in compliance with state law to remove the asbestos. The removal of asbestos-containing materials includes primarily floor and ceiling tiles. The fair value of the conditional asset retirement obligation was determined as the present value of the estimated future cost of remediation based on an estimated expected date of remediation. This computation is based on a number of assumptions which may change in the future based on the availability of new information, technology changes, changes in costs of remediation, and other factors.
15. TRANSACTIONS WITH EXTENDICARE AND AFFILIATES
     Extendicare and its affiliates ceased being affiliates of ALC effective with the Separation Date. The following is a summary of ALC’s transactions with Extendicare and its affiliates in 2006:
Insurance
     Prior to the Separation Date, ALC insured certain risks with Laurier and third party insurers. The consolidated statements of income for 2006 include intercompany insurance premium expenses of $0.9 million.
Computer, Accounting and Administrative Services
          ALC was provided with computer hardware and software support services from VCPI. The cost of services was based upon rates that are estimated to be equivalent to those from unaffiliated sources and was $1.7 million for 2006. On August 31, 2007, we terminated our contract with VCPI for information technology services and now provide these services in-house. In addition, ALC was provided payroll and benefits, financial management and reporting, tax, legal, human resources and reimbursement services from EHSI. The cost was based upon actual incremental costs of the services provided and was $0.9 million for 2006.

16. LEASE COMMITMENTS
      As of December 31, 2008, as a lessee, ALC was committed under non-cancelable leases requiring future minimum rentals as follows:

	Capital	Operating
	Lease	Leases	Total
	(In thousands)
2009	$11,557	$19,793	$31,350
2010	—	20,149	20,149
2011	—	19,634	19,634
2012	—	17,534	17,534
2013	—	17,440	17,440
After 2013	—	19,902	19,902

Total minimum lease payments	$11,557	$114,452	$126,009

Less amounts representing interest (at rates from 2.8% to 13.5%)	675

Present value of net minimum capital lease payments	10,882
Less current maturities of capital lease obligations	10,882

Capital lease obligations, excluding current maturities	$0

Lease agreement with LTC Properties, Inc.
     Effective January 1, 2005, ALC entered into two new master lease agreements with LTC Properties, Inc. (“LTC”) relating to 37 residences leased to ALC by LTC. Under the terms of the master lease agreements, ALC agreed to increase the annual rent paid to LTC by $250,000 per annum for each of the successive four years, commencing on January 1, 2005, and amended the terms relating to inflationary increases. Formerly, the 37 leases had expiration dates ranging from 2007 through 2015. Under the terms of the master lease agreements, the initial 10 year lease term commenced on January 1, 2005, and there are three successive 10-year lease renewal terms, to be exercised at the option of ALC. There are no significant economic penalties to ALC if it decides not to exercise the renewal options. The aggregate minimum rent payments for the LTC leases for the calendar year 2008 was $10.7 million. The minimum rent will increase by 2% over the prior year’s minimum rent for each of the calendar years 2009 through 2014. Annual minimum rent during any renewal term will increase a minimum of 2% over the minimum rent of the immediately preceding year. In accordance with FASB Technical Bulletin 85-3, ALC accounts for the effect of scheduled rent increases on a straight-line basis over the lease term.
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
CaraVita lease agreement
     On January 1, 2008, a wholly owned subsidiary of ALC acquired the operations of eight assisted and independent living residences consisting of a total of 541 leased units for a purchase price including fees and expenses of $14.8 million. The lease has an initial term expiring in March 2015 with three five-year renewal options. Aggregate minimum rent payments for the remainder of the initial lease term (years 2009 through 2015) are $5.1 million, $5.2 million, $5.3 million, $5.5 million, $5.6 million, $5.7 million and $1.4 million (three months), respectively. The minimum rent for each year of the first renewal option term is scheduled to increase by 3.0% over the prior year’s minimum rent. The minimum rent for each year of the second renewal option term is scheduled to increase by the greater of 3.0% or 75% of the consumer price index over the prior year’s minimum rent. The rental rate for the final five-year renewal option is subject to negotiation. In accordance with FASB Technical Bulletin 85-3, ALC accounts for the effect of scheduled rent increases on a straight-line basis over the lease term.
     In connection with the lease, ALC guarantees certain performance and payment obligations, including minimum occupancy, net worth, and capital expenditures per residence levels and minimum fixed charge coverage ratios. Failure to comply with these covenants could result in events of default under the lease and the guaranty. At December 31, 2008, ALC was in compliance with all covenants.
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
Expansion Program
          In February 2007, we announced plans to add a total of 400 units onto our existing owned residences. By the end of 2008, we had completed, licensed, and begun accepting new residents in approximately 80 of these units. Construction continues on the remaining expansion units. Weather issues, primarily related to heavy rains and flooding in the Midwest, hurricanes in the Texas and Louisiana regions, obtaining regulatory approvals and other unforeseen circumstances have resulted in timing delays. As of the date of this report, we are targeting completion of 170 units in the first quarter of 2009, 100 in the second quarter, 25 units in the third quarter and the remaining 25 in the fourth quarter of 2009. Cost estimates remain consistent with our original estimates of $125,000 per unit. We expended $22.2 million through December 31, 2008, and expect to spend an additional $27.8 million in 2009.

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
Energy Purchases
     ALC enters into energy contracts for the purchase of electricity and natural gas for use in certain of our operations. ALC entered into these contracts to reduce the variability of energy prices. The deregulation of the energy market in selected areas of the country where we provide our services, the availability of products offered through energy brokers/providers and our relatively stable demand for energy make it possible for us to enter longer term contracts to obtain more stable pricing. It is ALC’s intent to enter into contracts solely for its own use. Further, it is fully anticipated that ALC will make use of all the energy contracted. Expiration dates on our current energy contracts range from January 2009 to January 2012. SFAS No. 133 requires ALC to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales. Normal purchases are contracts that provide for the purchase of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal are documented and exempted from the accounting and reporting requirements of SFAS No. 133. ALC has evaluated these energy contracts and determined they meet the normal purchases and sales exception and therefore are exempted from the accounting and reporting requirements of SFAS No. 133.
18. INCOME TAXES
ALC’s results of operations are included in a consolidated federal tax return.
The income tax expense consists of the following for the years ended December 31:

	2008	2007	2006
	(In thousands)
Federal:
Current	$3,255	$7,951	$6,529
Deferred	3,772	234	1,042

Total Federal	7,027	8,185	7,571
State:
Current	1,172	1,902	609
Deferred	216	225	547

Total State	1,388	2,127	1,156

Total income tax expense	$8,415	$10,312	$8,727

The differences between the effective tax rates on income before income taxes and the United States federal income tax rate are as follows:

	2008	2007	2006
Statutory federal income tax rate	34.0%	35.0%	35.0%
Increase (reduction) in tax rate resulting from:
Non-deductible stock issuance cost	—	—	5.9
State income taxes, net of federal income tax benefit	4.0	4.7	3.9
Work opportunity credit	(0.3)	(0.0)	(0.1)
Deductible goodwill amortization	(1.9)	(1.6)	(0.4)
Other, net	1.2	(0.6)	1.0

Effective tax rate	37.0%	37.5%	45.3%

          ALC made payments to Extendicare of $6.1 million in 2006 for federal income taxes. No payments were made to Extendicare in 2008 or 2007.
Unrecognized tax benefits — FIN 48
     On January 1, 2007, ALC adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have any impact on ALC’s consolidated financial position.
     A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	2008	2007
Gross unrecognized tax benefits at January 1, 2008	$630	$570
Increases in tax positions for prior years	92	60

Gross unrecognized tax benefits at December 31, 2008	$722	$630

          Included in the balance of unrecognized tax benefits at December 31, 2008 and January 1, 2008 are tax positions related to past state income tax filings which will not reoccur in the future. There are no unrecognized tax benefits related to federal income tax issues.
          The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.4 million at December 31, 2008. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2008, we had accrued interest and penalties related to unrecognized tax benefits of $0.2 million.
          ALC and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions. Tax returns for all periods after January 31, 2005 are open for examination by tax authorities. For the tax periods between February 1, 2005 and November 10, 2006, ALC was included in the joint returns of EHI. At December 31, 2008, the joint federal tax returns for the partial tax year ended December 31, 2005 and the partial tax year ended November 10, 2006 were under examination by the Internal Revenue Service. Tax issues between ALC and Extendicare are governed by a Tax Allocation Agreement entered into by ALC and Extendicare at the time of the Separation. Our gross unrecognized tax benefits balance will not change upon completion of the exam.

          The components of the net deferred tax assets and liabilities as of December 31 are as follows:

	2008	2007
	(In thousands)
Deferred tax assets:
Employee benefit accruals	$3,203	$3,464
Accrued liabilities	576	326
Accounts receivable reserves	269	391
Deferred revenue	564	387
Operating loss carryforwards	15,995	19,173
Goodwill/Intangibles	933	908
Fair value adjustment for leases	1,158	1,340
Fair value adjustment for debt	73	171
Deferred financing fee	343	481
Alternative minimum tax carry forward	560	870
Other assets	2,829	2,651

Total deferred tax assets before valuation allowance	26,503	30,162
Valuation allowance	(2,840)	(6,441)

Total deferred tax assets	23,663	23,721
Deferred tax liabilities:
Depreciation	29,893	27,502
Miscellaneous	967	1,147

Total deferred tax liabilities	30,860	28,649

Net deferred tax liabilities	$(7,197)	$(4,928)

Valuation allowance:
Beginning of year	$(6,441)	$(6,441)
Decrease during year	3,601	—

End of year	$(2,840)	$(6,441)

	2008	2007
	(In thousands)
Deferred tax assets (liabilities) as presented on the Consolidated Balance Sheet:
Current deferred tax assets	$4,614	$4,080
Long-term deferred tax (liabilities)	(11,811)	(9,008)

Net deferred tax liabilities	$(7,197)	$(4,928)

          ALC paid state income taxes of $1.4 million, $1.9 million and $0.6 million in 2008, 2007 and 2006, respectively.
     ALC has $44.0 million (before an $8.1 million valuation allowance) of net operating losses available for federal income tax purposes, which will expire between 2009 and 2025. These net operating losses were partially generated prior to and after ALC’s emergence from bankruptcy on January 1, 2002. The emergence from bankruptcy created an ownership change as defined by the IRS. Section 382 of the Internal Revenue Code imposes limitations on the utilization of the loss carryfowards and built-in losses after certain ownership changes of a loss company. ALC was deemed to be a loss company for these purposes. Under these provisions, ALC’s ability to utilize the pre-acquisition loss carryforwards generated prior to ALC’s emergence from bankruptcy and built-in losses in the future will generally be subject to an annual limitation of approximately $1.6 million. Any unused amount is added to and increases the limitation in the succeeding year. ALC’s net unrealized built-in losses were $29.1 million as of December 31, 2008, and $42.8 million as of December 31, 2007. The deferred tax assets include loss carryforwards and built-in losses and their related tax benefit available to ALC to reduce future taxable income within the allowable IRS carryover period. ALC reduced the valuation allowance against the net operating losses by $10.3 million during the year with the completion of IRS audits of the 2004 and January 31, 2005 tax years. The reversal of the valuation allowance was offset against goodwill.

     The ALC Purchase also created an ownership change as defined under Section 382 of the Internal Revenue Code. ALC’s loss carryforwards generated subsequent to its emergence from bankruptcy are available to ALC subject to an annual limitation of approximately $5.5 million. Any unused amount is added to and increases the limitation in the succeeding year.
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
     The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for 2008, 2007 and 2006:

	2008	2007	2006
	(In thousands, except per share data)
Basic earnings per share calculation :
Income from continuing operations	$14,323	$17,179	$10,535
Loss from discontinued operations, net of tax	—	—	(1,526)

Net income to common stockholders	$14,323	$17,179	$9,009

Weighted average of common shares outstanding	62,428	68,172	69,326

Income from continuing operations	$0.23	$0.25	$0.15
Loss from discontinued operations, net of tax	—	—	(0.02)

Basic net income per share	$0.23	$0.25	$0.13

Diluted earnings per share calculation :
Income from continuing operations	$14,323	$17,179	$10,535
Loss from discontinued operations, net of tax	—	—	(1,526)

Net income to common stockholders	$14,323	$17,179	$9,009

Weighted average of common shares outstanding	62,428	68,172	69,326
Assumed conversion of Class B shares	647	691	879
Effect of dilutive stock options	9	—	—

Diluted weighted average of common shares outstanding	63,084	68,863	70,205

Income from continuing operations	$0.23	$0.25	$0.15
Loss from discontinued operations, net of tax	—	—	(0.02)

Diluted net income per share	$0.23	$0.25	$0.13

20. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS
      The estimated fair values of ALC’s financial instruments at December 31 are as follows:

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)
ASSETS:
Cash and cash equivalents	$19,905	$19,905	$14,066	$14,066
Investments	3,139	3,139	5,252	5,252
Deposits in escrow	2,343	2,343	2,482	2,482
Other assets (long-term):
Restricted cash	4,534	4,534	8,943	8,943
Cash designated for acquisition	—	—	14,864	14,864
Property tax, insurance and capital expenditure trust funds	1,043	1,043	1,546	1,546
Security deposits	153	153	209	209
LIABILITIES:
Long-term debt, including current maturities	156,282	156,551	$129,719	$131,896
Other long-term liabilities:
Fair value of derivative liability	$1,056	$1,056	—	—
     Trade receivables and payables have an estimated market value equal to their carrying value. The fair value of long-term debt is estimated based on approximate borrowing rates currently available to ALC for debt equal to the existing debt maturities.
          Investment securities available-for-sale. The carrying values of investment securities classified as available-for-sale are recorded at their fair values based on quoted market prices using public information for the issuers.
          Derivative financial instrument. ALC entered into a derivative financial instrument, specifically an interest rate swap, for non-trading purposes. ALC may use interest rate swaps from time to time to manage interest rate risk associated with floating rate debt. As of December 31, 2008, ALC was party to one interest rate swap with a total notional amount of $30.0 million. ALC elected to apply hedge accounting for this interest rate swap because it is an economic hedge of ALC’s floating rate debt and ALC does not enter into derivatives for speculative purposes. As of December 31, 2008, this derivative contract had a negative net fair value based on current market conditions affecting interest rates and is recorded in other long-term liabilities.
          The table that follows summarizes the interest rate swap contract outstanding at December 31, 2008 (in thousands):

	Notional	Effective	Expiration	Estimated
	Amount	Date	Date	Fair Value
Interest rate swap	$30,000	11/13/2008	11/14/2011	$(1,056)
          As of January 1, 2008, ALC adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). The standard defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. SFAS 157 also requires ALC to consider its own credit spreads when measuring the fair value of liabilities, including derivatives. In February 2008, the FASB issued FASB Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157 (“SFAS 157-2”), which defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, until fiscal years beginning after November 1, 2008, and interim periods within those fiscal years. ALC does not believe the adoption of SFAS 157 for non-financial assets and liabilities will have a significant impact on ALC’s future consolidated financial statements.
          The following table presents information about ALC’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by ALC to determine such fair value (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance at
	for Identical	Observable	Unobservable	December
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	31, 2008
Assets
Investment securities — available-for-sale	$3,139	$—	$—	$3,139
Liabilities
Derivative financial instruments	—	1,056	—	1,056
          In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that ALC has the ability to access. For example, ALC’s investment in available-for-sale equity securities is valued based on the quoted market price for those securities.
          Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability. For example, ALC uses market interest rates and yield curves that are observable at commonly quoted intervals in the valuation of its interest rate swap contract.
          Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. ALC’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
          For the year ended December 31, 2008, ALC recognized an unrealized loss of $1.1 million, which represents the change in the fair value of the interest rate swap and an unrealized loss on its available-for-sale investments of $2.3 million.
          ALC also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 , as of January 1, 2008.
21. DISCONTINUED OPERATIONS
          There were no discontinued operations during 2008 or 2007. The following is a summary of the results of operations for residences that were disposed of in 2006 (in thousands).

2006
Revenues	$541

Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	863
Residence lease expense	118
Depreciation and amortization	60
Loss on impairment of long-lived assets	1,938

Loss from discontinued operations	(2,438)
Interest (expense) income	(7)

Loss from discontinued operations before income taxes	(2,445)
Income tax benefit	919

Net loss from discontinued operations	$(1,526)

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
22. QUARTERLY RESULTS OF OPERATIONS (unaudited)
      The following is a summary of our unaudited quarterly results of operations for 2008 and 2007.

	Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
2008
Revenues	$60,247	$57,854	$58,367	$57,617	$234,085
Income from continuing operations before taxes	6,534	6,896	4,785	4,523	22,738
Net income	4,051	4,276	2,966	3,030	14,323
Basic earnings per common share:
Income from continuing operations	$0.06	$0.07	$0.05	$0.05	$0.23
Loss from discontinued operations, net of tax	0.00	0.00	0.00	0.00	0.00

Basic net income per share	$0.06	$0.07	$0.05	$0.05	$0.23

Diluted earnings per common share:
Income from continuing operations	$0.06	$0.07	$0.05	$0.05	$0.23
Loss from discontinued operations, net of tax	0.00	0.00	0.00	0.00	0.00

Diluted net income per share	$0.06	$0.07	$0.05	$0.05	$0.23

	Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
2007
Revenues	$57,521	$57,426	$57,898	$56,502	$229,347
Income from continuing operations before taxes	7,625	6,728	6,819	6,319	27,491
Net income	4,727	4,172	4,225	4,055	17,179
Basic earnings per common share:
Income from continuing operations	$0.07	$0.06	$0.06	$0.06	$0.25
Loss from discontinued operations, net of tax	0.00	0.00	0.00	0.00	0.00

Basic net income per share	$0.07	$0.06	$0.06	$0.06	$0.25

Diluted earnings per common share:
Income from continuing operations	$0.07	$0.06	$0.06	$0.06	$0.25
Loss from discontinued operations, net of tax	0.00	0.00	0.00	0.00	0.00

Diluted net income per share	$0.07	$0.06	$0.06	$0.06	$0.25

23. LONG-TERM EQUITY-BASED COMPENSATION PROGRAM
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
          On March 29, 2008, the Committee approved the 2008 Long-Term Equity-Based Compensation Program and granted Options/SARs to certain key employees (including executive officers) under the terms of the 2006 Omnibus Plan. The aggregate maximum number of Options/SARs granted to all participants was 487,500. The Options/SARs had an exercise price of $5.89, the closing price of the Class A Common Stock on the New York Stock Exchange on March 31, 2008, the first trading day after the grant date, and expire five years from the grant date. The Options/SARs had both time vesting and performance vesting features. On February 22, 2009, the Committee determined that the performance goals were not achieved in 2008 (related to private pay occupancy) and the Option/SARs expired.
          On May 5, 2008, the Committee recommended and the Board of Directors approved grants of 20,000 Options/SARs to each of the eight non-management directors. The aggregate number of Options/SARs granted was 160,000. The Options/SARs vest over time and are not subject to performance vesting features. The Options/SARs become exercisable in one third increments on the first, second and third anniversaries of the grant date. Once exercisable, awards may be exercised either by purchasing shares of Class A Common Stock at the exercise price or exercising the stock appreciation right. The Committee has sole discretion to determine whether stock appreciation rights are settled in shares of Class A Common Stock, cash or a combination of shares of Class A Common Stock and cash. The Options/SARs have an exercise price of $6.42, the closing price of the Class A Common Stock on the New York Stock Exchange on May 7, 2008, the second full trading day following the May 5, 2008 release of earnings, and expire five years from the grant date.
          ALC adopted FASB Statement No. 123 (revised), Share-Based Payment in connection with its initial grants of equity awards effective March 30, 2007. A summary of Options/SARs activity for the years ended December 31, 2008, 2007 and 2006 is presented below.

			Wtd. Avg.	Aggregate
		Wtd. Avg.	Remaining	Intrinsic
		Exercise Price	Contractual	Value
	Shares	Per Share	Term (years)	(in thousands)
Outstanding, January 1, 2006	—	—
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—

Outstanding, December 31, 2006	—	—	—	—

Exercisable, December 31, 2006	—	—	—	—

Outstanding, January 1, 2007	—	—
Granted	380,000	$11.80
Exercised	—	—
Expired or cancelled	(60,000)	$11.80

Outstanding, December 31, 2007	320,000	$11.80	4.3	—

Exercisable, December 31, 2007	—	—	—	—

Outstanding, January 1, 2008	320,000	$11.80
Granted	647,500	$6.02
Exercised	—	—
Expired or cancelled	(320,000)	$11.80

Outstanding, December 31, 2008	647,500	$6.02	4.3	—

Exercisable, December 31, 2008	—	—	—	—

   The following table summarizes options outstanding and excercisable at December 31, 2008 and the related weighted average exercise price and remaining contractual life information:

	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted		Weighted
		Remaining	Avg.		Avg.
		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$5.89	487,500	4.25	$5.89	—	$5.89
$6.42	160,000	4.33	$6.42	—	$6.42

	647,500			—

          Options outstanding at December 31, 2008, consisted of a March 29, 2008, grant to management employees and a May 5, 2008 grant to non-employee directors. Each grant consisted of tandem stock options and stock appreciation rights (“Option/SARs”) and neither grant was exercisable at December 31, 2008. The management Option/SARs had an exercise price of $5.89 per share and were to become exercisable in annual one third increments beginning March 29, 2009, if certain performance goals were met in 2008. On February 22, 2009, the Compensation/Nomination/Governance Committee of the Board of Directors of ALC determined that the performance goals related to the management Options/SARs had not been attained and these Options/SARs expired. The director Options/SARs have an exercise price of $6.42 per share and become exercisable in annual one third increments beginning May 5, 2009.
          The grant of the Options/SAR’s had no impact on the diluted number of shares in 2007 and increased the number of diluted shares by nine thousand in 2008. Compensation expense related to the director Options/SARs of $98,830, $0 and $0 was recorded in the years ended December 31, 2008, 2007 and 2006, respectively. Management determined it was not probable that overall occupancy goals would be achieved in 2008 or 2007. As a result, no compensation expense related to the management Options/SARs was recorded in either year. No Options/SARs were outstanding in 2006. Unrecognized compensation cost at

December 31, 2008 and 2007 was approximately $0.4 million and $0 million, respectively, and the weighted average period over which it is expected to be recognized is 2.4 years.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2009.

ASSISTED LIVING CONCEPTS, INC.
By:	/s/ Laurie A. Bebo
Laurie A. Bebo
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/s/ Laurie A. Bebo Laurie A. Bebo	President, Chief Executive Officer and Director	March 6, 2009

Principal Financial Officer and Principal Accounting Officer:

/s/ John Buono John Buono	Senior Vice President, Chief Financial Officer and Treasurer	March 6, 2009

(1)
Alan Bell	Director

(1)
Jesse C. Brotz	Director

(1)
Derek H.L. Buntain	Director

(1)
David J. Hennigar	Director

(1)
Malen A. Ng	Director

(1)
Melvin A. Rhinelander	Director

(1)
Charles H. Roadman II, MD	Director

/s/ Michael J. Spector Michael J. Spector	Director	March 6, 2009

(1)	Michael J. Spector, by signing his name hereto, does hereby sign and execute this report on behalf of each of the above named directors of Assisted Living Concepts, Inc. pursuant to powers of attorney executed by each such director and filed with the Securities and Exchange Commission as an exhibit to this report.

By:	/s/ Michael J. Spector	March 6, 2009
Michael J. Spector, Attorney in Fact

S-1

EXHIBIT INDEX TO 2008 ANNUAL REPORT ON FORM 10-K

Exhibit
Number	Description
2.1	Arrangement Agreement (incorporated by reference to Exhibit 2.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

2.2	Separation Agreement (incorporated by reference to Exhibit 2.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

2.2.1	Tax Allocation Agreement (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

2.2.2	Agreement for Payroll and Benefit Services (incorporated by reference to Exhibit 2.2.2 to Assisted Living Concepts, Inc. annual report on Form 10-K filed on March 28, 2007, File No. 001-13498)

2.2.3	Agreement for Reimbursement Services (incorporated by reference to Exhibit 10.3 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Assisted Living Concepts, Inc. quarterly report on Form 10-Q for the quarter ended March 31, 2008, File No. 001-13498)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

4.1	Article V of the Amended and Restated Articles of Incorporation, Article II of the Amended and Restated Bylaws, and other relevant portions of Exhibits 3.1 and 3.2 above defining the rights of security holders

4.2	Credit Agreement dated as of November 10, 2006 among Assisted Living Concepts, Inc. the lenders (as defined in the Credit Agreement), and General Electric Credit Corporation (incorporated by reference to Exhibit 10.7 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

4.3	First Amendment, dated as of August 22, 2008, to Credit Agreement dated as of November 10, 2006 among Assisted Living Concepts, Inc., the lenders (as defined in the Credit Agreement), and General Electric Credit Corporation (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated August 22, 2008, File No. 001-13498)

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the registrant has omitted certain agreements with respect to long-term debt not exceeding 10% of consolidated total assets. The registrant agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request

10.1	Separation Agreement (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

10.2	2006 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)*

10.3	Employment Agreement — Laurie A. Bebo (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated April 15, 2008, File No. 001-13498)*

10.4	Employment Agreement — John Buono (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated April 15, 2008, File No. 001-13498)*

10.5	Employment Agreement — Eric B. Fonstad (incorporated by reference to Exhibit 10.3 to current report of Assisted Living Concepts, Inc. on Form 8-K dated April 15, 2008, File No. 001-13498)*

10.6	Employment Agreement — Walter A. Levonowich (incorporated by reference to Exhibit 10.4 to current report of Assisted Living Concepts, Inc. on Form 8-K dated April 15, 2008, File No. 001-13498)*

10.6	Form of 2009 Tandem Stock Option/Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.3 to current report of Assisted Living Concepts, Inc. on Form 8-K dated February 22, 2009, File No. 001-13498)*

10.7	Form of 2009 Cash Incentive Compensation Award Agreement (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated February 22, 2009, File No. 001-13498)*

10.8	Executive Retirement Program, amended and restated December 16, 2008 (incorporated by reference to Exhibit 10.4 to current report of Assisted Living Concepts, Inc. on Form 8-K dated February 22, 2009, File No. 001-13498)*

10.9	Deferred Compensation Plan, amended and restated December 16, 2008 (incorporated by reference to Exhibit 10.5 to current report of Assisted Living Concepts, Inc. on Form 8-K dated February 22, 2009, File No. 001-13498)*

EI-1

Exhibit
Number	Description
10.10	Summary of Director Compensation*

10.11	Form of Director Tandem Stock Option/Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated May 5, 2008, File No. 001-13498)*

10.12	Credit Agreement dated as of November 10, 2006 among Assisted Living Concepts, Inc. the lenders (as defined in the Credit Agreement), and General Electric Credit Corporation (incorporated by reference to Exhibit 10.7 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498) (Also included as Exhibit 4.2 above)

10.13	First Amendment, dated as of August 22, 2008, to Credit Agreement dated as of November 10, 2006 among Assisted Living Concepts, Inc., the lenders (as defined in the Credit Agreement), and General Electric Credit Corporation (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated August 22, 2008, File No. 001-13498) (Also included as Exhibit 4.3 above)

10.14	Form of Purchase and Sale Agreement pertaining to EHSI assisted living facilities (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Assisted Living Concepts, Inc.’s Form 10 Registration filed on July 21, 2006, File No. 001-13498)

10.15	Master Lease Agreement (I) between LTC Properties, Inc. and Texas-LTC Limited Partnership, as Lessor, and Assisted Living Concepts, Inc. and Extendicare Health Services, Inc., as Lessee, dated January 31, 2005 (incorporated by reference to Exhibit 10.5 to Assisted Living Concepts, Inc.’s Form 10 Registration Statement filed on June 7, 2006, File No. 001-13498)

10.16	Master Lease Agreement (II) between LTC Properties, Inc. as Lessor, and Assisted Living Concepts, Inc., Carriage House Assisted Living, Inc. and Extendicare Health Services, Inc., as Lessee, dated January 31, 2005 (incorporated by reference to Exhibit 10.6 to Assisted Living Concepts, Inc.’s Form 10 Registration Statement filed on June 7, 2006, File No. 001-13498)

10.17	Amended and Restated Master Lease Agreement, dated as of January 1, 2008, between subsidiaries of Assisted Living Concepts, Inc. and Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated December 31, 2007, File No. 001-13498)

10.18	Guaranty of Lease dated as of January 1, 2008, by Assisted Living Concepts, Inc. for the benefit of Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated December 31, 2007, File No. 001-13498)

21.1	Subsidiaries of Assisted Living Concepts, Inc.

24.1	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Information Statement of Assisted Living Concepts, Inc. dated November 10, 2006 (incorporated by reference to Exhibit 99.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

*	Denotes management contract or executive compensation plan or arrangement required to be filed pursuant to Item 15 of Form 10-K.

EI-2