Form 10-Q
period 2009-03-31
ASSISTED LIVING CONCEPTS INC
filed 2009-05-08
CIK 929994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-13498

Assisted Living Concepts, Inc.
(Exact name of registrant as specified in its charter)

Nevada	93-1148702
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

W140 N8981 Lilly Road	53051
Menomonee Falls, Wisconsin	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(262) 257-8888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of May 7, 2009, after the one-for-five reverse stock split effected on March 16, 2009, the Company had 10,284,573 shares of its Class A Common Stock, $0.01 par value per share, outstanding and 1,560,419 shares of its Class B Common Stock, $0.01 par value per share, outstanding.

ASSISTED LIVING CONCEPTS, INC.

Explanatory Note:

Effective March 16, 2009, Assisted Living Concepts, Inc. implemented a one-for-five reverse stock split of its Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share. All share amounts and per share data in this quarterly report on Form 10-Q have been adjusted to reflect this reverse stock split.

ASSISTED LIVING CONCEPTS, INC.

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In thousands, except share and per share data)

ASSETS
Current Assets:
Cash and cash equivalents	$10,626	$19,905
Investments	2,759	3,139
Accounts receivable, less allowances of $719 and $689, respectively	2,476	2,696
Prepaid expenses, supplies and other receivables	5,746	3,463
Deposits in escrow	1,777	2,343
Income tax receivable	3,355	3,147
Deferred income taxes	4,354	4,614

Total current assets	31,093	39,307
Property and equipment, net	427,456	422,791
Goodwill	—	16,315
Intangible assets, net	13,035	13,443
Restricted cash	5,434	4,534
Other assets	2,322	2,231

Total Assets	$479,340	$498,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,029	$13,574
Accrued liabilities	17,293	17,898
Deferred revenue	8,330	6,739
Current maturities of long-term debt	12,136	19,392
Current portion of self-insured liabilities	300	300

Total current liabilities	47,088	57,903
Accrual for self-insured liabilities	1,089	1,176
Long-term debt	142,531	136,890
Deferred income taxes	11,486	11,811
Other long-term liabilities	11,524	11,102
Commitments and contingencies

Total Liabilities	213,718	218,882

Preferred stock, par value $0.01 per share, 25,000,000 shares authorized, no shares issued and outstanding, respectively	—	—
Class A Common Stock, par value $0.01 per share, 80,000,000 authorized, 10,315,680 and 10,443,313 issued and outstanding, respectively	124	124
Class B Common Stock, par value $0.01 per share, 15,000,000 authorized, 1,560,453 and 1,562,101 issued and outstanding, respectively	16	16
Additional paid-in capital	314,261	314,202
Accumulated other comprehensive loss	(2,421)	(1,989)
Retained earnings	21,866	33,641
Treasury stock at cost, 2,047,802 and 1,918,398 shares, respectively	(68,224)	(66,255)

Total Stockholders’ Equity	265,622	279,739

Total Liabilities and Stockholders’ Equity	$479,340	$498,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(In thousands, except per share data)

Revenues	$57,634	$60,247

Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	37,819	38,925
General and administrative	3,434	3,090
Residence lease expense	4,927	4,898
Depreciation and amortization	5,028	4,896
Goodwill impairment	16,315	—

Total operating expenses	67,523	51,809

(Loss) income from operations	(9,889)	8,438
Other expense:
Interest income	13	179
Interest expense	(1,843)	(2,083)

(Loss) income before income taxes	(11,719)	6,534
Income tax expense	(56)	(2,483)

Net (loss) income	$(11,775)	$4,051

Weighted average common shares:
Basic	11,956	12,909
Diluted	11,956	13,040
Per share data:
Basic (loss) earnings per common share	$(0.98)	$0.31

Diluted (loss) earnings per common share	$(0.98)	$0.31

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)

OPERATING ACTIVITIES:
Net (loss) income	$(11,775)	$4,051
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,028	4,896
Goodwill impairment	16,315	—
Amortization of purchase accounting adjustments for leases and debt	(99)	(215)
Provision for bad debts	(30)	21
Provision for self-insured liabilities	259	224
Loss on sale or disposal of fixed assets	29	—
Equity-based compensation expense	65	3
Change in fair value of derivatives	(172)	—
Deferred income taxes	(65)	2,101
Unrealized loss on investments	120	—
Changes in assets and liabilities:
Accounts receivable	250	170
Supplies, prepaid expenses and other receivables	(2,283)	(291)
Deposits in escrow	566	(301)
Accounts payable	(1,423)	42
Accrued liabilities	(605)	(464)
Deferred revenue	1,591	643
Payments of self-insured liabilities	(89)	(126)
Income taxes payable/receivable	(208)	290
Changes in other non-current assets	(991)	5,039
Other long-term liabilities	267	176

Cash provided by operating activities	6,750	16,259

INVESTING ACTIVITIES:
Payment for acquisitions	—	(14,524)
Cash designated for acquisition	—	14,864
Payments for new construction projects	(8,359)	(249)
Payments for purchases of property and equipment	(4,077)	(3,557)

Cash used in investing activities	(12,436)	(3,466)

FINANCING ACTIVITIES:
Purchase of treasury stock	(1,969)	(9,100)
Proceeds on borrowings on revolving credit facility	6,000	—
Repayment of revolving credit facility	—	(3,000)
Repayment of mortgage debt	(7,624)	(617)

Cash used by financing activities	(3,593)	(12,717)

(Decrease) increase in cash and cash equivalents	(9,279)	76
Cash and cash equivalents, beginning of year	19,905	14,066

Cash and cash equivalents, end of period	$10,626	$14,142

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$1,807	$2,172
Income tax payments, net of refunds	62	96

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Assisted Living Concepts, Inc. and its subsidiaries (“ALC” or the “Company”) operate 216 assisted and independent living residences in 20 states in the United States totaling 9,287 units as of March 31, 2009. ALC’s residences typically range from approximately 40 to 60 units and offer residents a supportive, home-like setting and assistance with the activities of daily living.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three month periods ended March 31, 2009 and 2008 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature except for the impairment charge related to goodwill recorded in the three month period ended March 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results are not necessarily indicative of results that may be expected for the entire year ending December 31, 2009.

Effective March 16, 2009, ALC implemented a one-for-five reverse stock split of its Class A and Class B common stock. All share and per share data in this report have been adjusted to reflect this reverse stock split.

ALC’s transfer agent informed ALC of an immaterial error in the share count that related to 2008 conversions of Class B Common Stock to Class A Common Stock. The error did not change any previously reported weighted average shares or earnings per share numbers. ALC has adjusted the share count as of December 31, 2008 to reflect the correct share count at that time.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Presentation and Consolidation

ALC’s condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s most significant estimates include revenue recognition and valuation of accounts receivable, measurement of acquired assets and liabilities in business combinations, valuation of assets and determination of asset impairment, estimates of self-insured liabilities for general and professional liability, workers’ compensation and health and dental claims, valuation of conditional asset retirement obligations, and valuation of deferred tax assets. Actual results could differ from those estimates.

The accompanying condensed consolidated financial statements include the financial statements of ALC and its majority-owned subsidiaries. All significant inter-company accounts and transactions with subsidiaries have been eliminated from the condensed consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Accounts Receivable

Accounts receivable are recorded at the net realizable value expected to be received from individual residents or their responsible parties (“private payers”) and government assistance programs such as Medicaid.

At March 31, 2009 and December 31, 2008, the Company had approximately 68% and 73%, respectively, of its accounts receivable derived from private payer sources, with the balance owing under various state Medicaid programs. Although management believes there are no credit risks associated with government agencies other than possible funding delays, claims filed under the Medicaid program can be denied if not properly filed prior to a statute of limitations.

The Company periodically evaluates the adequacy of its allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds, which vary by payer type. Allowances for uncollectibility are considered based upon the evaluation of the circumstances for each of these specific accounts. In addition, the Company has developed internally-determined percentages for establishing an allowance for doubtful accounts, which are based upon historical collection trends for each payer type and age of the receivables. Accounts receivable that the Company specifically estimates to be uncollectible, based upon the above process, are fully reserved in the allowance for doubtful accounts until they are written off or collected. The Company wrote off accounts receivable of $0.2 million in each of the three month periods ended March 31, 2009 and 2008. Bad debt expense was $0.3 million and $0.2 million for the three month periods ended March 31, 2009 and 2008, respectively.

(c)	Goodwill

Goodwill represents the cost of acquired net assets in excess of their fair market values. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and also reviewed at least annually for impairment.

In accordance with SFAS No. 142, a two-step impairment test is required to identify potential goodwill impairment and measure the amount of the goodwill impairment loss to be recognized. In the first step, the fair value of each reporting unit is compared to its carrying value to determine if the goodwill is impaired. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and the second step is not required. If the carrying value of the net assets assigned to the reporting unit exceeds its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill.

ALC adopted SFAS No. 142, on October 1, 2002 and tests goodwill for impairment annually or whenever indicators of impairment arise. During the first quarter of 2009, the Company experienced adverse economic conditions, which were reflected in declining equity prices. ALC’s stock price declined along with the overall market. The Company determined that a significant change in its market capitalization warranted an interim review of goodwill.

The Company operates as one reporting unit and has assessed its fair value using its stock price as well as applying an implied control premium. Due to the volatility of the market value of its stock price, the use of the average stock price over a range of dates around the valuation date was used. ALC compared the implied control premium to premiums paid in observable recent transactions of comparable companies.

At March 31, 2009, the market capitalization of ALC, using the average stock price from the five trading days prior to and through the five days after March 31, 2009 along with an implied control premium, resulted in a fair value estimate below its carrying value. In step two of the analysis, the Company completed a valuation of its assets

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and liabilities by estimating cash flows and recent market capitalization rates which were applied to income producing assets.

Based on the interim review described above, ALC recorded a goodwill impairment charge of $16.3 million. The impairment charge is included as a component of operating results in the accompanying condensed consolidated statement of operations. The impairment charge is non-cash in nature. The impairment charge was offset by future income tax benefits of $1.6 million for the portion of tax deductible goodwill.

The following is a summary of the changes in the carrying amount of goodwill for the three months ended March 31, 2009 (in thousands):

Balance at December 31, 2008	$16,315
Additions	—
Adjustments	(16,315)

Balance at March 31, 2009	$—

(d)	Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income and other gains and losses affecting stockholders’ equity which under GAAP are excluded from results of operations. For the three months ended March 31, 2009 and 2008, this consists of unrealized losses on available for sale investment securities, net of tax, and unrealized losses on interest rate swap derivatives, net of tax.

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Net (loss) income	$(11,775)	$4,051
Unrealized losses on investments, net of tax benefit of $160 and $355, respectively	(260)	(627)
Unrealized loss on derivatives, net of tax benefit of $106	(172)	—

Total comprehensive (loss) income	$(12,207)	$3,424

The components of accumulated other comprehensive loss, net of tax, are as follows:

	March 31,	December 31,
	2009	2008
	(In thousands)

Unrealized losses on investments	$(1,594)	$(1,334)
Net unrealized loss on derivatives	(827)	(655)

Accumulated other comprehensive loss	$(2,421)	$(1,989)

(e)	Income Taxes

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

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which became effective for the Company on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. For the benefits of a tax position to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The adoption of FIN 48 has not resulted in a transition adjustment to retained earnings for the Company.

As of March 31, 2009 and December 31, 2008, ALC had total gross unrecognized tax benefits of approximately $0.7 million. Of the total gross unrecognized tax benefits, $0.4 million, if recognized, would reduce our effective tax rate in the period of recognition. At March 31, 2009 and December 31, 2008, we had accrued interest and penalties related to unrecognized tax benefits of $0.2 million.

ALC and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions. Tax returns for all periods after January 31, 2005 are open for examination by tax authorities. For the tax periods between February 1, 2005 and November 10, 2006, ALC was included in the joint returns of EHI. At March 31, 2009, the joint federal tax returns for the partial tax year ended December 31, 2005 and the partial tax year ended November 10, 2006 were under examination by the Internal Revenue Service. Tax issues between ALC and Extendicare are governed by a Tax Allocation Agreement entered into by ALC and Extendicare at the time of the Separation. Our gross unrecognized tax benefits balance is not expected to change upon completion of the exam.

(f)	New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142 and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. ALC adopted FSP 142-3 as of January 1, 2009 and the adoption did not have a material effect on the current period’s Condensed Consolidated Financial Statements.

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which amends FSP No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107 — 1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis. ALC is currently evaluating the potential impact, if any, the adoption of FSP EITF 03-6-1 could have on its calculation of earnings per share. Since the Separation Date, ALC has never declared a cash dividend.

In January 2008, ALC adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and liabilities. This pronouncement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ALC’s adoption of SFAS 157 did not have a material effect on ALC’s consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The guidance in FSP 157-3 is effective immediately and did not have an impact on ALC’s financial statements upon adoption. See Note 7 in the Notes to Condensed Consolidated Financial Statements in this report for information and related disclosures regarding ALC’s fair value measurements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements, and eliminates the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. ALC has no minority interests, and as such, the adoption of SFAS 160 will have no impact on the current consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. ALC adopted SFAS 161 as of January 1, 2009. Related disclosures can be found in Note 8 in the Notes to Condensed Consolidated Financial Statements.

3.	LONG-TERM EQUITY-BASED COMPENSATION PROGRAM

Effective October 31, 2006, the Board of Directors approved and adopted and our sole stockholder approved the Assisted Living Concepts, Inc. 2006 Omnibus Incentive Compensation Plan (the “2006 Omnibus Plan”). On May 5, 2008, the 2006 Omnibus Plan was again approved by ALC stockholders. The 2006 Omnibus Plan is

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

administered by the Compensation/Nomination/Governance Committee of the Board of Directors (the “Committee”) and provides for grants of a variety of incentive compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, cash incentive awards and other equity-based or equity-related awards (performance awards).

A total of 800,000 shares of our Class A common stock are reserved for issuance under the 2006 Omnibus Plan. Awards with respect to a maximum of 40,000 shares may be granted to any one participant in any fiscal year (subject to adjustment for stock distributions or stock splits). The maximum aggregate amount of cash and other property other than shares that may be paid or delivered pursuant to awards to any one participant in any fiscal year is $2.0 million.

On March 29, 2008, the Committee approved the 2008 Long-Term Equity-Based Compensation Program and granted awards of tandem non-qualified stock options and stock appreciation rights (“Options/SARs”) to certain key employees (including executive officers) under the terms of the 2006 Omnibus Plan. The aggregate maximum number of Options/SARs granted to all participants was 97,500. The Options/SARs had an exercise price of $29.45, the closing price of the Class A Common Stock on the New York Stock Exchange on March 31, 2008, the first trading day after the grant date, and were to expire five years from the grant date. Vesting of the Options/SARs was contingent upon attainment of performance goals related to private pay occupancy. On February 22, 2009, the Committee determined that the performance goals were not achieved in 2008 and the Options/SARs expired.

On May 5, 2008, the Committee recommended and the Board of Directors approved grants of 4,000 Options/SARs to each of the eight non-management directors. The aggregate number of Options/SARs granted was 32,000. The Options/SARs vest over time and are not subject to performance vesting features. The Options/SARs become exercisable in one third increments on the first, second and third anniversaries of the grant date. Once exercisable, awards may be exercised either by purchasing shares of Class A Common Stock at the exercise price or exercising the stock appreciation right. The Committee has sole discretion to determine whether stock appreciation rights are settled in shares of Class A Common Stock, cash or a combination of shares of Class A Common Stock and cash. The Options/SARs have an exercise price of $32.10, the closing price of the Class A Common Stock on the New York Stock Exchange on May 7, 2008, the second full trading day following the May 5, 2008 release of earnings, and expire five years from the grant date.

On February 22, 2009, the Committee approved the 2009 Long-Term Equity-Based Compensation Program and granted awards of Options/SARs to certain key employees (including executive officers) under the terms of the 2006 Omnibus Plan. The aggregate maximum number of Options/SARs granted to all participants was 95,000.

The Options/SARs have both time vesting and performance vesting features. One fifth (1/5) of each grant becomes exercisable in one-third increments on the first, second and third anniversaries of the grant date. If the established performance goals (related to increases in private pay resident occupancy) are achieved in fiscal 2009, some or all of the remaining four fifths (4/5) of each grant becomes exercisable in one-third increments on the first, second and third anniversaries of the grant date. Once exercisable, awards may be exercised either by exercising the stock option and purchasing shares of the Company’s Class A common stock at the exercise price or exercising the related stock appreciation right. The Committee has sole discretion to determine whether stock appreciation rights are settled in shares of Class A common stock, cash or a combination of shares of Class A common stock and cash. The Options/SARs have an exercise price of $15.35 per share, the mean between the high and low market prices of the Company’s Class A common stock on the New York Stock Exchange on February 26, 2009, the second business day following the February 24, 2009, release of quarterly and full year earnings, and expire five years from the date of grant.

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of Options/SARs activity as of and for the three month periods ended March 31, 2009 and 2008 is presented below.

	2009		2008
		Weighted		Weighted
	#	Average	#	Average
	Options/	Exercise	Options/	Exercise
	SARs	Price	SARs	Price

Outstanding at beginning of period	129,500	$30.10	64,000	$59.00
Granted	95,000	$15.35	97,500	$29.45
Exercised	—	—	—	—
Expired	(97,500)	$29.45	(64,000)	$59.00

Outstanding at end of period	127,000	$19.57	97,500	$29.45

Options Exercisable at March 31	—	$—	—	$—

Weighted average fair value of options	$9.96		$12.90

Aggregate intrinsic value of options	$—		$—

Weighted average contractual term	4.7 years		4.9 years

ALC uses the Black-Scholes option value model to estimate the fair value of stock options and similar instruments. Stock option valuation models require various assumptions, including the expected stock price volatility, risk-free interest rate, dividend yield, and forfeiture rate. In estimating the fair value of the Options/SARs granted on February 22, 2009, the Company used a risk free rate equal to the five year U.S. Treasury yield in effect on the first business date after the grant date. The expected life of the Options/SARs (five years) was estimated using expected exercise behavior of option holders. Expected volatility was based on ALC’s Class A common stock volatility since it began trading on November 10, 2006, and ending on the date of grant. Because the Class A common stock has traded for less than the expected contractual term, an average of a peer group’s historical volatility for a period equal to the Options/SARs’ expected life, ending on the date of grant, was compared to the historical ALC volatility with no material difference. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. Because of a lack of history, the forfeiture rate was estimated at 0 percent of the Options/SARs awarded and may be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. The Options/SARs have characteristics that are significantly different from those of traded options and changes in the various input assumptions can materially affect the fair value estimates. The fair value of the Options/SARs was estimated at the date of grant using the following weighted average assumptions.

	Feb 22,	May 5,	March 29,
	2009	2008	2008

Expected life from grant date (in years)	5	5	5
Risk-free interest rate	2.06%	3.15%	2.50%
Volatility	66.9%	45.8%	46.9%
Dividend yield	—	—	—
Weighted average fair value (per share)	$8.55	$14.15	$12.90

The grant of the Options/SAR’s had no impact on the diluted number of shares in either the quarter ended March 31, 2009 or March 31, 2008. Compensation expense of $65,404 and $3,446 related to the Options/SARs was recorded in the quarters ended March 31, 2009 and 2008, respectively. Unrecognized compensation cost at March 31, 2009 and 2008 is approximately $1.1 million and $1.3 million, respectively, and the weighted average period over which it is expected to be recognized is three years.

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	EARNINGS PER SHARE

ALC computes earnings per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS” No. 128”). SFAS No. 128 requires companies to compute earnings per share under two different methods, basic and diluted, and present per share data for all periods in which statements of income are presented. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of incremental shares available upon conversion of Class B common shares which are convertible into Class A common shares at a rate of 1.075 Class A common shares per Class B common share. Common stock equivalents from both stock options and Class B common shares are excluded for the three month period ended March 31, 2009 because their effect was anti-dilutive. Common stock equivalents from Options/SARs were excluded from the earnings per share calculation for the three month period ended March 31, 2008 because their effect was anti-dilutive.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three month periods ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per share data)

Basic (loss) earnings per share calculation
Numerator:
Net (loss) income to common stockholders	$(11,775)	$4,051

Denominator:
Weighted average of common shares outstanding	11,956	12,909

Basic (loss) earnings per share	$(0.98)	$0.31

Diluted (loss) earnings per share calculation
Numerator:
Net (loss) income to common stockholders	$(11,775)	$4,051

Denominator:
Weighted average of common shares outstanding	11,956	12,909
Assumed conversion of Class B shares	—	131

Diluted weighted average shares outstanding	11,956	13,040

Diluted (loss) earnings per share	$(0.98)	$0.31

5.	SHARE REPURCHASE

On December 14, 2006, our Board of Directors authorized a share repurchase program of up to $20 million of our Class A Common Stock. On August 20, 2007, December 18, 2007, and August 6, 2008, the Board of Directors expanded the repurchase program by an additional $20 million, $25 million and $15 million, respectively, bringing the total authorized share repurchase to $80 million over the twelve-month period ending August 6, 2009. Shares may be repurchased in the open market or in privately negotiated transactions from time to time in accordance with appropriate Securities and Exchange Commission guidelines and regulations and subject to market conditions, applicable legal requirements, and other factors. Treasury stock has been accounted for using the cost method. As of March 31, 2009, 2,047,802 shares had been repurchased for a total cost of $68.2 million at an average cost of $33.32

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

per share. During the first quarter of 2009, the Company purchased 129,404 shares at an average cost of $15.06 (excluding fees) per share, for a total cost of $2.0 million. The stock repurchases were financed through existing funds and borrowings under the Company’s existing $120 million revolving credit facility.

6.	FINANCING AND COMMITMENTS

On January 2, 2009, we repaid a maturing mortgage obligation secured by three assisted living residences located in New Jersey. The balance of $7.1 million was repaid with proceeds from our $120 million revolving credit facility. This loan bore interest at 8.65%.

By the end of the first quarter of 2009, we had completed, licensed, and begun accepting new residents in 211 units under our program to add 400 units to existing owned buildings. Construction continues on the remaining expansion units. We are currently targeting completion of 109 units during the remainder of 2009 and the remaining units in the first quarter of 2010. To date, actual cost remains consistent with our original estimates of $125,000 per unit.

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about ALC’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques used by ALC to determine such fair value (in thousands):

			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Assets
Investment securities — available-for-sale	$2,759	$2,759	$—	$—
Liabilities
Derivative financial instruments	(1,334)	—	(1,334)	—

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

For the quarter ended March 31, 2009, ALC recognized an unrealized loss of $0.7 million, which represents the net change in the fair value of interest rate swaps of $0.3 million and an unrealized loss on its available-for-sale investments of $0.4 million.

ALC also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 , as of January 1, 2008.

ALC’s derivative liabilities include interest rate swaps that effectively convert a portion of ALC’s variable rate debt to fixed rate debt. The derivative positions are valued using models developed internally by the respective

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

counterparty that use as their basis readily observable market parameters (such as forward yield curves) and are classified within Level 2 of the valuation hierarchy.

ALC considers its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivatives. Any adjustments resulting from credit risk are recorded as a change in fair value of derivatives and amortized in the current period statement of operations.

ALC enters into derivative financial instruments, specifically interest rate swaps, for non-trading purposes. ALC may use interest rate swaps from time to time to manage interest rate risk associated with floating rate debt. As of March 31, 2009, ALC was party to two interest rate swaps with a total notional amount of $50.0 million. ALC elected to apply hedge accounting for these interest rate swaps because they are economic hedges of ALC’s floating rate debt and ALC does not enter into derivatives for speculative purposes. As of March 31, 2009, the derivative contracts both had negative net fair values based on current market conditions affecting interest rates and are recorded in other long-term liabilities.

The table that follows summarizes the interest rate swap contracts outstanding at March 31, 2009 (in thousands):

	Notional	Effective	Expiration	Estimated
	Amount	Date	Date	Fair Value

Interest rate swap	$30,000	11/13/2008	11/14/2011	$(1,095)
Interest rate swap	$20,000	3/11/2009	11/14/2011	$(239)

8.	DERIVATIVE FINANCIAL INSTRUMENTS

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements for derivative financial instruments and hedging activities. ALC adopted SFAS 161 during the first quarter of 2009.

ALC is exposed to certain risks relating to its ongoing business activities. The primary risks managed by using derivative instruments are interest rate risk and energy price risk. ALC uses interest rate swaps to manage interest rate risk associated with floating rate debt. ALC enters into energy contracts for the purchase of electricity and natural gas for use in certain of our operations to reduce the variability of energy prices.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (‘SFAS 133‘), requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with SFAS No. 133, ALC designates interest rate swaps as cash flow hedges of variable-rate borrowings. ALC has evaluated its energy contracts and determined they meet the normal purchases and sales exception and therefore are exempted from the accounting and reporting requirements of SFAS No. 133.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Since the inception of ALC’s only two interest rate swaps, there has been no impact on the Statements of Operations as both swaps have been 100% effective since entering the contracts and the contracts do not expire until November 2011, at which point the effective portion which had been previously recorded in other comprehensive income will be reclassified to earnings in the current period.

At March 31, 2009, ALC had no derivative contracts either designated as hedging instruments or not designated as hedging instruments in an asset position and had no derivative contracts not designated as hedging instruments in a liability position.

ASSISTED LIVING CONCEPTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Values of Derivative Instruments Liability Derivatives

	March 31, 2009		December 31, 2008
Derivatives Designated as Hedging	Balance Sheet		Balance Sheet
Instruments Under SFAS 133	Location	Fair Value	Location	Fair Value

Interest rate contracts	Other long-term liabilities	$1,334	Other long-term liabilities	$1,056

The Effect of Derivative Instruments on the Statement of Operations

	Amount of Gain or (Loss) Recognized in OCI on Derivatives
	(Effective Portion)
	Three Months Ended
Derivatives in SFAS 133 Cash	March 31,
Flow Hedging Relationships	2009	2008

Interest rate contracts	$(278)	$—

9.	SUBSEQUENT EVENT

On April 20, 2009, ALC entered into a commitment letter with TCF National Bank for TCF to provide up to $14 million in mortgage financing for a period of five years at a fixed rate of 6.5%. The mortgage financing is to be secured by three ALC residences consisting of 166 units and is subject to normal closing conditions.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Forward-looking statements are subject to risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those risks, uncertainties and assumptions described or referred to in Item 1A — Risk Factors in Part I of ALC’s Annual Report on Form 10-K for the year ended December 31, 2008, and in Part II, Item 5 — Other Information — Forward-Looking Statements and Cautionary Factors in this report.

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements in Part I, Item 1 of this report.

Executive Overview

Average private pay occupancy in the first quarter of 2009 declined by 196 units from the first quarter of 2008 and by 64 units from the fourth quarter of 2008. We believe that this reduction resulted primarily from factors relating to the general economy, including:

•	residents’ inability to obtain necessary funds from the sale of their homes or other investments; and

•	the increased ability and willingness of other family members to provide care at home.

We refer to this as the “Economic Impact”.

From time to time, we may increase or reduce the number of units we actively operate, which may affect reported occupancy and occupancy percentages. In the fourth quarter of 2008 and the first quarter of 2009 we opened 77 units and 134 units, respectively, as part of our expansion program to add 400 units to existing residences. These openings added 90 units to the average unit count in the first quarter of 2009 as compared to both the first and fourth quarters of 2008. Also, during the first quarter of 2009 we temporarily closed 159 units for refurbishment, reducing the average unit count by 72 units from both the first and fourth quarters of 2008. The reduction in average occupied units from the refurbishment programs reduced private pay occupancy by 45 and 11 units from the first and fourth quarters of 2008, respectively. The additional average occupied units from the expansion units increased private pay occupancy during the first quarter of 2009 by 17 units from both the first and fourth quarters of 2008.

Average Medicaid occupancy in the first quarter of 2009 decreased by 341 and 70 units as compared to the first and fourth quarters of 2008, respectively. Included in the reductions from the first and fourth quarters of 2008 were 35 and 13 units, respectively, from the refurbishment programs discussed above. Our Medicaid census continues to decline overall because we no longer accept new Medicaid residents and only allow private pay residents to roll over into Medicaid programs at a very limited number of residences. This is referred to in this report as the “Medicaid Impact”. We believe the Medicaid Impact is a necessary part of our long-term operating strategy to improve our overall revenue base.

We review our rates on an annual basis or as market conditions dictate. As in past years, we implemented rate increases on January 1, 2009. Although prevailing market conditions did not allow us to raise rates as much as in prior years, our overall private pay rate increased by 3.7% and 4.2%, respectively, in the first quarter of 2009 as compared to the first and fourth quarters of 2008. These rate increases, combined with our improved mix of private pay occupancy, resulted in an overall average rate increase in the first quarter of 2009 of 5.4% and 4.6%, respectively, as compared to the first and fourth quarters of 2008.

In the first quarters of 2009 and 2008, the average occupancy rate for all of our residences was 65.7% and 71.7%, respectively, and private pay revenues as a percent of total revenues was 93.7% and 90.6%, respectively.

In the first quarter of 2009, we experienced a continued decline in the market value of our common stock, primarily due to the depressed macroeconomic environment, constraints in the capital markets, and volatility in the equity markets. As a result, our market capitalization declined in the first quarter of 2009 as compared to previous periods and was below book value at March 31, 2009. In accordance with the requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we performed an impairment test of goodwill and intangibles as of the end of the first quarter. As a result of the impairment test, we recorded a non-cash goodwill impairment charge of $16.3 million for the quarter ended March 31, 2009. The impairment charge was primarily driven by the adverse equity market conditions intensifying in the first quarter of 2009 that caused a decrease in current market multiples and our stock price at March 31, 2009. The non-cash impairment charge does not impact our ongoing business operations, liquidity, cash flows from operating activities, or financial covenants and will not result in any future cash expenditures.

Business Strategies

We plan to grow our revenue and operating income by:

•	increasing the overall size and attractiveness of our portfolio by building additional capacity, refurbishing existing residences, and making acquisitions;

•	increasing our occupancy rate and the percentage of revenue derived from private pay sources; and

•	applying operating efficiencies achievable from owning a large number of assisted living residences.

Increasing the overall size and attractiveness of our portfolio by building additional capacity, refurbishing existing residences, and making acquisitions

In February 2007, we announced plans to add a total of 400 units to our existing owned buildings. By the end of the first quarter of 2009, we had completed, licensed, and begun accepting new residents in 211 of these units. Construction continues on the remaining expansion units. As of the date of this report, we are targeting completion of 109 units during the remainder of 2009 and the remaining units in the first quarter of 2010. We spent $30 million through March 31, 2009, and expect to spend an additional $12 million in 2009 and $8 million in 2010 related to this expansion program. To date, actual cost remains consistent with our original estimates of $125,000 per unit. This unit cost includes the addition of common areas such as media rooms, family gathering areas and exercise facilities. Our process of selecting buildings for expansion consisted of identifying what we believe to be our best performing buildings as determined by factors such as occupancy, strength of the local management team, private pay mix, and demographic trends for the area. We expect to continue to evaluate our portfolio of properties for potential expansion opportunities but have no immediate plans to add additional units to existing buildings beyond the 400 units in our current expansion program.

In April 2008 we temporarily closed a 50 unit residence in Texas and in the first quarter of 2009 we temporarily closed three residences consisting of 109 units in Oregon. We intend to refurbish these residences and reopen them as private pay residences with the Oregon residences expected to reopen within three to six months of their respective closing dates. We expect these projects will take approximately twelve additional months to stabilize occupancy. We believe refurbishment projects are necessary where markets have strong growth potential and our existing residences need to be upgraded and repositioned in the market. We expect to spend approximately $200,000 to $400,000 on each of these four projects. We may temporarily close and refurbish other residences from time to time.

We intend to continue to grow our portfolio of residences by making selective acquisitions in markets with favorable private pay demographics.

Because of the size of our operations and the depth of our experience in the senior living industry, we believe we are able to effectively identify and maximize cost efficiencies and expand our portfolio by investing in attractive assets in our target markets. Additional regional, divisional and corporate costs associated with our growth are anticipated to be proportionate to current operating levels. Acquiring additional properties can require significant outlays of cash. Our ability to make future acquisitions may be limited by general economic conditions affecting credit markets. See “Future Liquidity and Capital Resources” below.

Increasing our occupancy rate and the percentage of revenue derived from private pay sources

One of our strategies is to increase the number of residents in our communities who are private pay, both by filling existing vacancies with private pay residents and by gradually decreasing the number of units that are available for residents who rely on Medicaid. We use a focused sales and marketing effort designed to increase demand for our services among private pay residents and to establish ALC as the provider of choice for residents who value wellness and quality of care.

We plan to continue to improve our payer mix by increasing the size of our private pay population. Specifically, from November 2006 through March 31, 2009, we increased the number of units available to private pay residents by exiting Medicaid contracts at 53 of our residences and reaching an agreement with the state of Oregon to gradually reduce the number of units available to Medicaid residents through attrition. In limited circumstances we may be required to allow residents who are private pay to remain in the residence if they later convert to Medicaid. We plan to continue to focus on moving private pay residents into our residences.

Since November 2006, we have acquired two assisted living residences (225 units) and the operations of eight leased assisted living residences (541 units). We continue to review acquisition opportunities and weigh their merits against alternate uses of capital such as expansions and the repurchase of our common stock.

We consider improvement in payer mix an important part of our long-term strategy to improve our overall revenue base. To the extent we have not been able to immediately fill vacancies created by the exit of Medicaid residents with private pay residents, the reduction in the number of units occupied by Medicaid residents has significantly contributed to overall occupancy and revenue reductions. If general economic conditions fail to improve, our ability to fill vacant units with private pay residents may continue to be difficult and the negative occupancy and revenue trends may continue. However, as the proportion of population in our residences who pay through Medicaid programs trends closer to zero, the impact on our revenues and operating income from additional attrition in the number of our Medicaid residents will diminish.

Applying operating efficiencies achievable from owning a large number of assisted living residences

The senior living industry, and specifically the independent living and assisted living segments, are large and fragmented and characterized by many small and regional operators. According to figures available from the American Seniors Housing Association, the top five operators of senior living residences measured by total resident capacity service less than 14% of total capacity. We leverage the efficiencies of scale we have achieved through the consolidated purchasing power of our residences, our standardized operating model, and our centralized financial and management functions to lower costs at our residences.

The remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

•	Business Overview. This section provides a general financial description of our business, including the sources and composition of our revenues and operating expenses. In addition, this section outlines the key performance indicators that we use to monitor and manage our business and to anticipate future trends.

•	Consolidated Results of Operations. This section provides an analysis of our results of operations for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008.

•	Liquidity and Capital Resources. This section provides a discussion of our liquidity and capital resources as of March 31, 2009, and our expected future cash needs.

•	Critical Accounting Policies. This section discusses accounting policies which we consider to be critical to obtain an understanding of our consolidated financial statements because their application on the part of management requires significant judgment and reliance on estimations of matters that are inherently uncertain.

In addition to our core business, ALC holds share investments in Omnicare, Inc., a publicly traded corporation in the United States, BAM Investments Corporation, a Canadian publicly traded company, and MedX Health Corporation, a Canadian publicly traded corporation, and cash or other investments in Pearson Indemnity Company Ltd. (“Pearson”), our wholly-owned Bermuda based captive insurance company formed primarily to provide self insured general and professional liability coverage.

Business Overview

Revenues

We generate revenue from private pay and Medicaid sources. For the three month periods ended March 31, 2009 and 2008, 93.7% and 90.6%, respectively, of our revenues were generated from private pay sources. Residents are charged an accommodation fee that is based on the type of accommodation they occupy and a service fee that is based upon their assessed level of care. We generally offer studio, one-bedroom and two-bedroom accommodations. The accommodation fee is based on prevailing market rates of similar assisted living accommodations. The service fee is based upon periodic assessments, which include input of the resident and the resident’s physician and family and establish the additional hours of care and service provided to the resident. We offer various levels of care for assisted living residents who require less or more frequent and intensive care or supervision. For the three months ended March 31, 2009 and 2008, approximately 77% and 79%, respectively, of our private pay revenue was derived from accommodation fees with the balance derived from service fees. Both the accommodation and level of care service fees are charged on a per day basis, pursuant to residency agreements with month-to-month terms.

Medicaid rates are generally lower than rates earned from private payers. Therefore, we consider our private pay mix an important performance indicator.

Although we intend to continue to reduce the number of units occupied by residents paying through Medicaid, as of March 31, 2009, we provided assisted living services to Medicaid funded residents at 66 of the 216 residences we operate. Medicaid programs in each state determine the revenue rates for accommodations and levels of care. The basis of the Medicaid rates varies by state and in certain states is subject to negotiation.

Residence Operations Expenses

For all continuing residences, as defined below, residence operations expense percentages consisted of the following at March 31:

	2009	2008

Wage and benefit costs	61%	61%
Property related costs	24	22
Other operating costs	15	17

Total	100%	100%

The largest component of our residence operations expense consist of wages and benefits and property related costs which include utilities, property taxes, and building maintenance related costs. Other operating costs include food, advertising, insurance, and other operational costs related to providing services to our residents. Wage and benefit costs are generally variable (with the exception of minimum staffing requirements as provided from state to state) and can be adjusted with changes in census. Property related costs are generally fixed while other operating costs are a mix of fixed (i.e. insurance) and variable (i.e. food) costs.

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

Adjusted EBITDA and Adjusted EBITDAR

Adjusted EBITDA is defined as net income from continuing operations before income taxes, interest expense net of interest income, depreciation and amortization, equity based compensation expense, transaction costs and non-cash, non-recurring gains and losses, including disposal of assets and impairment of goodwill and other long-lived assets. Adjusted EBITDAR is defined as adjusted EBITDA before rent expenses incurred for leased assisted living properties. Adjusted EBITDA and adjusted EBITDAR are not measures of performance under accounting principles generally accepted in the United States of America, or GAAP. We use adjusted EBITDA and adjusted EBITDAR as key performance indicators and adjusted EBITDA and adjusted EBITDAR expressed as a percentage of total revenues as a measurement of margin.

We understand that EBITDA and EBITDAR, or derivatives of these terms, are customarily used by lenders, financial and credit analysts, and many investors as a performance measure in evaluating a company’s ability to service debt and meet other payment obligations or as a common valuation measurement in the long-term care industry. Moreover, our revolving credit facility contains covenants in which a form of EBITDA is used as a measure of compliance, and we anticipate a form of EBITDA will be used in covenants in any new financing arrangements that we may establish. We believe adjusted EBITDA and adjusted EBITDAR provide meaningful supplemental information regarding our core results because these measures exclude the effects of non-operating factors related to our capital assets, such as the historical cost of the assets.

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

ADC

All Continuing Residences

The following table sets forth our average daily census (“ADC”) for the three month periods ended March 31, 2009 and 2008 for both private pay and Medicaid residents for all of the continuing residences whose results are reflected in our condensed consolidated financial statements.

Average Daily Census

	2009	2008

Private pay	5,435	5,631
Medicaid	532	873

Total ADC	5,967	6,504

Private pay occupancy percentage	91.1%	86.6%

Private pay revenue percentage	93.7%	90.6%

During the first quarter of 2009, total ADC decreased 8.3% from the first quarter of 2008. Private pay ADC decreased 3.5% from the prior year because of the Economic Impact. Medicaid ADC decreased 39.1% from the similar period due to the Medicaid Impact. As a result of the Medicaid Impact, partially offset by the Economic Impact, the private pay occupancy mix increased in percentage from 86.6% to 91.1% and the private pay revenue mix increased from 90.6% to 93.7%.

Same Residence Basis

The following table is presented on a same residence basis, and therefore removes the impact of the expansion units and residences temporarily closed for refurbishment. The table sets forth our ADC for the three month periods ended March 31, 2009 and 2008 for both private and Medicaid payers for all residences on a same residence basis.

Average Daily Census

	2009	2008

Private pay	5,408	5,576
Medicaid	524	838

Total ADC	5,932	6,414

Private pay occupancy percentage	91.2%	86.9%

Private pay revenue percentage	93.8%	90.9%

During the first quarter of 2009, total ADC on a same residence basis decreased 7.5% from the first quarter of 2008. Private pay ADC decreased 3.0% primarily from the Economic Impact and Medicaid ADC decreased 37.5% due to the Medicaid Impact. As a result of the Medicaid Impact, partially offset by the Economic Impact, private pay occupancy mix increased from 86.9% to 91.2% and the private pay revenue mix increased from 90.9% to 93.8%.

Occupancy Percentage

Occupancy percentages are affected by the completion and opening of new residences and additions to existing residences as well as the temporary closure of residences for refurbishment. As total capacity of a newly completed addition or a new residence increases, occupancy percentages are negatively impacted as the residence is filling the additional units. After the completion of construction, we generally plan for additional units to take anywhere from one to one and a half years to reach optimum occupancy levels (defined by us as at least 90%). The temporary closure of residences for refurbishment generally has a positive impact on occupancy percentages.

Because of the impact that developmental units have on occupancy rates, we split occupancy information between mature and developmental units. In general, developmental units are defined as the additional units in a residence that has undergone an expansion or in a new residence that has opened. New units identified as developmental are classified as such for a period of no longer than twelve months after completion of construction. The 211 expansion units that have opened under our current expansion program constitute the developmental units at March 31, 2009. Developmental units for the quarter ended March 31, 2008, included 185 acquired units in Dubuque, Iowa, 22 expansion units in Ohio and 24 expansion units in Wisconsin. All units that are not developmental are considered mature units.

All Continuing Residences

The following table sets forth our occupancy percentages for the three month periods ended March 31, 2009 and 2008 for all mature and developmental continuing residences whose results are reflected in our condensed consolidated financial statements:

Occupancy Percentage

	2009		2008
	# of Units	Occupancy	# of Units	Occupancy

Mature	8,917	66.2%	8,845	72.4%

Developmental	211	19.3%	231	43.0%

Total residences	9,128	65.7%	9,076	71.7%

For the three months ended March 31, 2009, we saw a decline in mature residences’ occupancy percentage from 72.4% to 66.2% and a decrease in occupancy in our developmental units from 43.0% to 19.3%.

Occupancy percentages for all residences decreased from 71.7% in the 2008 period to 65.7% in the 2009 period.

The declines in our occupancy percentages for the three months ended March 31, 2009 were primarily due to our continuing focused effort to reduce the number of units available for Medicaid residents and the Economic Impact. Changes in the developmental category are a function of the small number of units, the amount of time they have been open and specific residences classified in this category.

Same Residence Basis

The following table sets forth the occupancy percentages outlined above on a same residence basis for the three month periods ended March 31 2009 and 2008, and therefore removes the impact of the expansion units and residences temporarily closed for refurbishment.

Occupancy Percentage

	2009		2008
	# of Units	Occupancy	# of Units	Occupancy

Mature	8,917	66.5%	8,845	72.4%

Developmental	0	0%	231	43.0%

Total residences	8,917	66.5%	9,076	71.7%

For the three months ended March 31, 2009, we saw a decline in mature residences’ occupancy percentage from 72.4% to 66.5%. There were no residences classified as developmental on a same residence basis as of March 31, 2009.

The occupancy percentage for all residences decreased from 71.7% in the 2008 period to 66.5% in the 2009 period. The decline is primarily due to our continuing focused effort to reduce the number of units available for Medicaid residents and the Economic Impact.

Average Revenue Rate by Payer Source

All Continuing Residences

The following table sets forth our average daily revenue rates for the three month periods ended March 31, 2009 and 2008 for both private and Medicaid payers for all continuing residences whose results are reflected in our condensed consolidated financial statements.

Average Daily Revenue Rate

	2009	2008

Private pay	$110.44	$106.51

Medicaid	$75.53	$71.31

Total	$107.33	$101.79

The average private pay revenue rate increased by 3.7% in the three month period ended March 31, 2009 from the three month period ended March 31, 2008. The average Medicaid reimbursement rate increased by 5.9% during the same time frame. The average daily private pay revenue rate increased primarily as a result of annual rate increases for both room and board and services. Overall Medicaid reimbursement rates increased as a result of rate increases and as a result of our exiting Medicaid contracts in states with historically lower reimbursement rates.

Number of Residences Under Operation

The following table sets forth the number of residences under operation as of March 31:

	2009	2008

Owned*	153	153
Under capital lease	5	5
Under operating leases	58	58

Total under operation	216	216

Percent of residences:
Owned	70.8%	70.8%
Under capital leases	2.3	2.3
Under operating leases	26.9	26.9

	100.0%	100.0%

*	Includes four residences temporarily closed for refurbishment.

ADJUSTED EBITDA and ADJUSTED EBITDAR

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA and adjusted EBITDAR for the quarters ended March 31:

	2009	2008
	(In thousands)

Net (loss) income	$(11,775)	$4,051
Provision for income taxes	56	2,483

(Loss) income from continuing operations before income taxes	(11,719)	6,534
Add:
Depreciation and amortization	5,028	4,896
Interest expense, net	1,830	1,904
Non-cash equity based compensation	65	3
Goodwill impairment	16,315	—

Adjusted EBITDA	11,519	13,337
Add: Residence lease expense	4,927	4,898

Adjusted EBITDAR	$16,446	$18,235

The following table sets forth the calculations of adjusted EBITDA and adjusted EBITDAR percentages for the quarters ended March 31:

	2009	2008
	($ in thousands)

Revenues	$57,634	$60,247

Adjusted EBITDA	$11,519	$13,337

Adjusted EBITDAR	$16,446	$18,235

Adjusted EBITDA as percent of total revenue	20.0%	22.1%

Adjusted EBITDAR as percent of total revenue	28.5%	30.3%

Both adjusted EBITDA and adjusted EBITDAR decreased in the first quarter of 2009 primarily due to decreased revenues discussed above ($2.6 million) and an increase in general and administrative expenses excluding non-cash equity based compensation ($0.3 million), partially offset by a decrease in residence operations expenses ($1.1 million). Residence operations expenses decreased primarily from a reduction in labor and food expenses associated with lower occupancy. General and administrative expenses increased primarily from inflationary increases in salaries and benefits expenses.

See “— Business Overview — Key Performance Indicators — Adjusted EBITDA and Adjusted EBITDAR” above for a discussion of our use of adjusted EBITDA and adjusted EBITDAR and a description of the limitations of such use.

Consolidated Results of Operations

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

The following table sets forth details of our revenues and income as a percentage of total revenues for the three month periods ended March 31:

	2009	2008

Revenues	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	65.6	64.6
General and administrative	6.0	5.2
Residence lease expense	8.6	8.1
Depreciation and amortization	8.7	8.1
Goodwill impairment	28.3	—

Income (loss) from operations	(17.2)	14.0
Interest expense, net	(3.2)	(3.2)
Income tax expense	—	(4.1)

Net (loss) income	(20.4)%	6.7%

Revenues

Revenues in the first quarter of 2009 decreased $2.6 million, or 4.3% from the first quarter of 2008 primarily due to the planned reduction in the number of units occupied by Medicaid residents ($2.2 million), a reduction in the number of units occupied by private pay residents ($1.9 million) and, as a result of 2008 being a leap year, one less day in the 2009 quarter ($0.6 million), partially offset by higher average daily revenue as a result of rate increases ($2.1 million).

Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)

Residence operating costs decreased $1.1 million, or 2.8%, in the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008. Residence operating costs decreased due to reductions in labor and food costs associated with a reduction in occupancy ($1.5 million) and lower liability insurance premiums ($0.3 million), offset by $0.5 million in higher building related costs and $0.2 million in higher administrative expenses.

General and Administrative

General and administrative costs increased $0.3 million, or 11.1%, in the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008. Salaries and benefits costs increased $0.2 million. Non-cash equity-based compensation expense increased by approximately $0.1 million.

Residence Lease Expense

Residence lease expense for the three month period ended March 31, 2009 was relatively unchanged from the three month period ended March 31, 2008.

Depreciation and Amortization

Depreciation and amortization increased $0.1 million to $5.0 million in the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008. The $0.5 million increase in depreciation expense resulted from the impact of the additions at six residences that opened in the first quarter of 2009 and from general capital expenditures across our portfolio. Amortization expense decreased by $0.4 million as a result of a reduction in resident relationship amortization of $0.2 million which was fully amortized in January

2008 and a reduction in intangible amortization of $0.2 million as a result of adjustments to the purchase price allocation on the acquisition of eight leased residences in January 2008.

Goodwill Impairment

Goodwill impairment charges for the three month period ended March 31, 2009 of $16.3 million resulted from a decline in our market capitalization in the first quarter of 2009. In accordance with the requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we performed an impairment test on goodwill and intangibles as of the end of the first quarter of 2009. As a result, we recorded a non-cash goodwill impairment charge of $16.3 million for the quarter ended March 31, 2009. The impairment charge was driven by a decline in the market value of our common stock primarily due to the depressed macroeconomic environment, constraints in the capital markets, and volatility in the equity markets.

(Loss) Income from Operations

Loss from operations for the three month period ended March 31, 2009 was $9.9 million compared to income from operations of $8.4 million for the three month period ended March 31, 2008 due to the reasons described above.

Interest Income

Interest income decreased $0.2 million from $0.2 million to $0.0 million in the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008. The decrease was due to lower interest rates on invested cash and decreases in cash available for investment.

Interest Expense

Interest expense decreased $0.3 million to $1.8 million in the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008. The decrease was due to lower interest rates on borrowings on our $120 million revolving credit facility and the repayment in January 2009 of a portion of our higher interest rate debt.

(Loss) Income before Income Taxes

Loss before income taxes for the three month period ended March 31, 2009 was $11.7 million compared to income before income taxes of $6.5 million for the three month period ended March 31, 2008 due to the reasons described above.

Income Tax Expense

Income tax expense for the three month period ended March 31, 2009 was $0.1 million compared to $2.5 million for the three month period ended March 31, 2008. Our effective tax rate was less than 1% and 38.0% for the three month periods ended March 31, 2009 and 2008, respectively. The 2009 period tax rate reflects the impact of the write-off of goodwill, of which approximately $11.9 million was not tax deductible. Excluding the goodwill impairment charge our effective rate in the first quarter of 2009 was 36.5%.

Net (Loss) Income

Net loss for the three month period ended March 31, 2009 was $11.8 million compared to net income of $4.1 million for the three month period ended March 31, 2008 due to the reasons described above.

Liquidity and Capital Resources

Sources and Uses of Cash

We had cash and cash equivalents of $10.6 million and $19.9 million at March 31, 2009 and December 31, 2008, respectively. The table below sets forth a summary of the significant sources and uses of cash for the three month periods ended March 31:

	2009	2008
	(In thousands)

Cash provided by operating activities	$6,750	$16,259
Cash used in investing activities	(12,436)	(3,466)
Cash used in financing activities	(3,593)	(12,717)

(Decrease) increase in cash and cash equivalents	$(9,279)	$76

Cash provided by operating activities was $6.8 million in the three month period ended March 31, 2009 compared to $16.3 million in the three month period ended March 31, 2008.

Our working capital increased $2.6 million in the three month period ended March 31, 2009 compared to December 31, 2008. Working capital increased primarily because we repaid $7.2 million of current maturities of long term debt, lowered our accounts payable by $4.5 million, increased our prepaids by $2.3 million, and decreased our accrued liabilities by $0.6 million, partially offset by a decrease in cash of $9.3 million, a $1.6 million increase in deferred revenue, a $0.2 reduction in deferred income taxes, a $0.6 million decrease in deposits in escrow, and other decreases in current assets of $0.3 million.

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

Property and equipment increased $4.7 million in the three months ended March 31, 2009 compared to December 31, 2008. Property and equipment increased $12.4 million from capital expenditures (including new construction) which was partially offset by a $3.1 million decrease in accrued construction costs related to our expansion projects and $4.6 million in depreciation expense.

Total debt, including both current and long-term, was $154.7 million as of March 31, 2009, a decrease of $1.6 million from $156.3 million at December 31, 2008. The decrease in debt was due to repayments on mortgage debt of $7.6 million which was offset by $6.0 million in additional borrowings under our $120 million credit facility.

Cash used in investing activities was $12.4 million for the three months ended March 31, 2009 compared to $3.5 million in the three months ended March 31, 2008. Investment activities in the three months ended March 31, 2009 included $8.4 million for the expansion program and $4.1 million for other general capital expenditures. Investment activities in the three months ended March 31, 2008 included the CaraVita acquisition in January of 2008 for $14.5 million ($14.9 million had been designated for this acquisition as of December 31, 2007), payments for new construction projects of $0.3 million, and other capital expenditures of $3.6 million.

Cash used in financing activities was $3.6 million for the three months ended March 31, 2009 compared to $12.7 million in the three months ended March 31, 2008. Financing activities in the three months ended March 31, 2009 included $7.6 million for the repayment of mortgage debt, $6.0 million in proceeds from additional borrowings on our $120 million credit facility, and $2.0 million used for the repurchase of 129,404 shares of our Class A Common Stock.

In the 2008 period, financing activities consisted primarily of the repurchase of 302,740 shares of Class A Common Stock at a total cost of $9.1 million, repayment of borrowings under our $120 million credit facility of $3.0 million, and $0.6 million of repayments on other mortgage debt.

$120 Million Credit Facility

On November 10, 2006, ALC entered into a five year, $100 million revolving credit agreement with General Electric Capital Corporation and other lenders. In August 2008, the facility was increased to $120 million. The facility is guaranteed by certain ALC subsidiaries that own 64 of the residences in our portfolio and secured by a lien against substantially all of the assets of ALC and such subsidiaries. Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate or LIBOR plus a margin that varies according to a pricing grid based on a consolidated leverage test. Since the inception of this facility, this margin was 150 basis points.

Under certain conditions, and subject to possible market rate adjustments on the entire facility, ALC may request that the facility be increased by up to an additional $30 million.

In general, borrowings under the facility are limited to five times ALC’s consolidated EBITDA, which is generally defined as consolidated net income plus in each case, to the extent included in the calculation of consolidated net income, customary add-backs in respect of provisions for taxes, consolidated interest expense, amortization and depreciation, losses from extraordinary items, and other non-cash expenditures minus in each case, to the extent included in the calculation of consolidated net income, customary deductions in respect of credits for taxes, interest income, gains from extraordinary items, and other non-recurring gains. ALC is subject to certain restrictions and financial covenants under the facility including maintenance of minimum consolidated leverage and minimum consolidated fixed charge coverage ratios. Payments for capital expenditures, acquisitions, dividends and stock repurchases may be restricted if ALC fails to maintain consolidated leverage ratio levels specified in the facility. In addition, upon the occurrence of certain transactions including but not limited to sales of property mortgaged to General Electric Capital Corporation and the other lenders, equity and debt issuances and certain asset sales, we may be required to make mandatory prepayments. We are also subject to other customary covenants and conditions.

There were $85 million of borrowings under the facility at March 31, 2009, and $79 million of borrowings outstanding under the facility at December 31, 2008. At March 31, 2009, ALC was in compliance with all applicable financial covenants and available borrowings under the facility were $35 million. The average interest rates under the facility during the three month periods ended March 31, 2009 and 2008, were 2.05% and 5.73%, respectively.

We entered into derivative financial instruments in November 2008 and March 2009, specifically interest rate swaps, for non-trading purposes. We may use interest rate swaps from time to time to manage interest rate risk associated with floating rate debt. The November 2008 and March 2009 interest rate swap agreements expire in November 2011, the same time our $120 million revolving credit facility matures, and have a total notional amount of $50 million. We elected to apply hedge accounting for both interest rate swaps because they are economic hedges of our floating rate debt and we do not enter into derivatives for speculative purposes. Both interest rate swaps are cash flow hedges. The November 2008 and March 2009 derivative contracts had negative net fair values as of March 31, 2009 of $1.1 million and $0.2 million, respectively, based on then current market conditions affecting interest rates and are recorded in other long-term liabilities.

Debt Instruments

At its due date of January 2, 2009, ALC repaid a $7.1 million mortgage note. The note bore interest at 8.65%. The repayment was financed through borrowings under the Company’s $120 million credit facility. There were no other material changes in our debt obligations from December 31, 2008 to March 31, 2009, and, as of the date of this report ALC, was in compliance with all financial covenants in its debt agreements.

Principal Repayment Schedule

Other than the repayment of the $7.1 million mortgage note on January 2, 2009, described above, there were no material changes in our monthly debt service payments from December 31, 2008 to March 31, 2009.

Letters of Credit

As of March 31, 2009, we had $6.2 million in outstanding letters of credit, the majority of which are collateralized by property. Approximately $4.4 million of the letters of credit provide security for worker’s compensation insurance and the remaining $1.8 million of letters of credit are security for landlords of leased properties.

Restricted Cash

As of March 31, 2009, restricted cash consisted of $2.7 million of cash deposits as security for Oregon Trust Deed Notes, $1.3 million of cash deposits as security for HUD Insured Mortgages, and $1.4 million of cash deposits securing letters of credit.

Off Balance Sheet Arrangements

ALC has no off balance sheet arrangements.

Cash Management

As of March 31, 2009, we held unrestricted cash and cash equivalents of $10.6 million. We forecast cash flows on a regular monthly basis to determine the investment periods, if any, of certificates of deposit and we monitor the daily incoming and outgoing expenditures to ensure when warranted available cash is invested on a daily basis. Approximately $1.3 million of our cash balances are held and invested by Pearson to provide for potential insurance claims.

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

Recent turmoil in financial markets has severely restricted the availability of funds for borrowing. We have no reason to believe the lenders under our $120 million revolving credit facility will not continue to meet their obligations to fund our borrowing requests. However, given the current uncertainty in financial markets, we can not provide assurance of their continued ability to meet their obligations under the credit facility. We believe that existing funds and cash flow from operations will be sufficient to fund our operations, expansion program, and required payments of principal and interest on our debt until the maturity of our $120 million credit facility in November, 2011. In the event that our lenders were unable to fulfill their obligations to provide funds upon our request under the $120 million revolving credit facility, and we were unable to raise funds from other sources, it could have a material adverse impact on our ability to fund future expansions, acquisitions and share repurchases.

In addition, the failure to meet certain operating and occupancy covenants in the CaraVita operating lease could give the lessor the right to accelerate the lease obligations and terminate our right to operate all or some of those properties. We were in compliance with all such covenants as of March 31, 2009, but declining economic conditions could constrain our ability to remain in compliance in the future. Failure to comply with those obligations could result in our being required to make an accelerated payment of the present value of the remaining obligations under the lease through its expiration in March 2015 (approximately $26.8 million as of March 31, 2009), as well as the loss of future revenue and cash flow from the operations of those properties. The acceleration of the remaining obligation and loss of future cash flows from operating those properties could have a material adverse impact on our operations.

Expansion Program

In February 2007, we announced plans to add a total of 400 units to our existing owned buildings. By the end of the first quarter of 2009, we had completed, licensed, and begun accepting new residents in 211 of these units.

Construction continues on the remaining expansion units. As of the date of this report, we are targeting completion of 109 units in the remainder of 2009 and the remaining units in the first quarter of 2010. To date, actual cost remains consistent with our original estimates of $125,000 per unit.

Share Repurchase

On August 6, 2008, ALC’s Board of Directors authorized an increase in its Class A common stock repurchase program by $15 million bringing the total authorization to $80 million. In the first quarter of 2009, ALC repurchased 129,404 shares of its Class A common stock at an aggregate cost of approximately $1.9 million and an average price of $15.06 per share (excluding fees).

Accrual for Self-Insured Liabilities

At March 31, 2009, we had an accrued liability for settlement of self-insured liabilities of $1.4 million in respect of general and professional liability claims. Claim payments were $0.1 million for each of the three month periods ended March 31, 2009 and 2008. The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported. We estimate that $0.3 million of the total $1.4 million liability will be paid in the next twelve months. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. Provisions for general and professional liability insurance are determined using annual independent actuarial valuations. We believe we have provided sufficient provisions for general and professional liability claims as of March 31, 2009.

At March 31, 2009, we had an accrual for workers’ compensation claims of $3.3 million. Claim payments for the three months ended March 31, 2009 and 2008 were $0.7 million and $0.5 million, respectively. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. Provisions for workers compensation insurance are determined using annual independent actuarial valuations. We believe we have provided sufficient provisions for workers’ compensation claims as of March 31, 2009.

At March 31, 2009, we had an accrual for medical insurance claims of $1.0 million. The accrual is an estimate based on the historical claims per participant incurred over the historical lag time between date of service and payment by our third party administrator. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. We believe we have provided sufficient provisions for medical insurance claims as of March 31, 2009.

Unfunded Deferred Compensation Plan

At March 31, 2009 we had an accrual of $2.5 million for our unfunded deferred compensation plan. We implemented an unfunded deferred compensation plan in 2005 which is offered to company employees who are defined as highly compensated by the Internal Revenue Code. Participants may defer up to 10% of their base salary.

$120 Million Credit Facility

On November 10, 2006, we entered into the $100 million revolving credit facility with General Electric Capital Corporation and other lenders. The facility was increased to $120 million in August 2008. The revolving credit facility is available to us to provide liquidity for expansions, acquisitions, working capital, capital expenditures, share repurchases, and for other general corporate purposes. See “Liquidity and Capital Resources — $120 Million Credit Facility” above for a more detailed description of the terms of the revolving credit facility.

Contractual Obligations

There were no material changes in our contractual obligations outside of the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, other than the repayment of a $7.1 million mortgage note on January 2, 2009.

We continue to evaluate our bargain purchase option to acquire five residences under our capitalized lease obligations. Factors that will be considered in making this determination include current economic conditions, availability of funds, current and expected future profitability of such properties, our desire to continue to operate in these locations, and alternative uses for our capital.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in conformity with GAAP. For a full discussion of our accounting policies as required by GAAP, refer to our Annual Report on Form 10-K, for the year ended December 31, 2008. We consider certain accounting policies to be critical to an understanding of our condensed consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Disclosures

At March 31, 2009, our long-term debt, including the current portion, consisted of fixed rate debt of $69.5 million, exclusive of a $0.2 million purchase accounting market value adjustment, and variable rate debt of $85.0 million. At December 31, 2008, our long-term debt, including the current portion, consisted of fixed rate debt of $77.1 million, exclusive of a $0.2 million purchase accounting market value adjustment, and variable rate debt of $79.0 million.

Our earnings are affected by changes in interest rates on unhedged borrowings under our $120 million credit facility. At March 31, 2009, we had $85.0 million of variable rate borrowings based on LIBOR plus a premium of which $50 million was hedged. As of March 31, 2009, our variable rate is 150 basis points in excess of LIBOR. For every 1% change in LIBOR, our interest expense will change by approximately $350,000 annually. This analysis does not consider changes in the actual level of borrowings or repayments that may occur subsequent to March 31, 2009. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

In order to reduce risk related to our variable rate debt, from time to time we may enter into interest rate swap contracts or other interest rate protection agreements. As of March 31, 2009, we had the following interest rate swap contracts:

				Fair Value
Contract Date	Notional Amount	Fixed Rate	Maturity	at March 31, 2009

November 13, 2008	$30 million	2.83%	November 2011	$(1,095,000)
March 10, 2009	$20 million	1.98%	November 2011	$(239,000)

A 1% increase in interest rates would increase the fair value of these swap contracts by approximately $1.4 million and a 1% decrease in interest rates would decrease the fair value of these swap contracts by approximately $1.4 million.

We enter into contracts for the purchase of electricity and natural gas for use in certain of our operations in order to reduce the variability of energy costs. The deregulation of energy markets in selected areas of the country, the availability of products offered through energy brokers and providers, and our relatively stable demand for energy make it possible for us to enter longer term contracts to obtain more stable pricing. It is ALC’s intent to enter into contracts solely for its own use. Further, it is fully anticipated that ALC will make use of all of the energy contracted. Expiration dates on our current energy contracts range from May 2009 to January 2012. SFAS No. 133 requires ALC to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales. Normal purchases are contracts that provide for the purchase of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal are documented and exempted from the accounting and reporting requirements of SFAS No. 133. ALC has evaluated these energy contracts and determined they meet the normal purchases and sales exception and therefore are exempted from the accounting and reporting requirements of SFAS No. 133.

The downturn in the United States housing market in 2007 and 2008 triggered a constriction in the availability of credit that is expected to continue in 2009. This could impact our ability to borrow money or refinance existing obligations at acceptable rates of interest. Lending standards for securitized financing have become tighter, making it more difficult to borrow. However, we have experienced no significant barriers to obtaining credit and do not expect to in the near future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We do not speculate using derivative instruments and do not engage in derivative trading of any kind.

Quantitative Disclosures

There were no material changes in the principal or notional amounts and related weighted average interest rates by year of maturity for our debt obligations since December 31, 2008 other than the repayment of a $7.1 million mortgage note on January 2, 2009.

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

There are no material changes to the disclosure regarding risk factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In compliance with Item 703 of Regulation S-K, the Company provides the following summary of its purchases of Class A Common Stock during its first quarter of 2009.

					(d)
					Maximum Number
				(c)	(or Approximate
				Total Number	Dollar Value)
	(a)		(b)	of Shares	of Shares that
	Total		Average	Purchased as	May Yet Be
	Number		Price Paid	Part of Publicly	Purchased Under
	of Shares		per Share	Announced Plans	the Plans
Period	Purchased		(Excluding Fees)	or Programs	or Programs(1)

January 1, 2009 to January 31, 2009	13,174	(1)	$17.45	13,174	$13,775,603
February 1, 2009 to February 28, 2009	52,845	(1)	$16.00	52,845	$12,929,761
March 1, 2009 to March 31, 2009	63,385	(1)	$13.80	63,385	$12,056,236
Total	129,404	(1)	$15.06	129,404	$12,056,236

(1)	Consists of purchases made through the share purchase program, originally announced on December 14, 2006 ($20 million), and expanded on August 20, 2007 (additional $20 million), December 18, 2007 (additional $25 million) and August 6, 2008 (additional $15 million), under which ALC may repurchase up to $80 million of its outstanding shares of Class A Common Stock through August 6, 2009 (exclusive of fees).

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company’s Annual Meeting of Stockholders was held on April 30, 2009 (“Annual Meeting”). At the Annual Meeting, the only matter submitted for a vote was a proposal to elect nine directors to serve as directors until the 2010 Annual Meeting of Stockholders and until their respective successors are elected and qualified.

A total of 7,661,244 shares of Class A Common Stock and 1,361,184 shares of Class B Common Stock were represented at the meeting in person or by proxy. Each share of Class A Common Stock was entitled to one vote and each share of Class B Common Stock was entitled to ten votes. Accordingly, a total of 21,273,084 votes were represented at the meeting. As of the record date for the meeting, there were 10,315,573 shares outstanding of Class A Common Stock and 1,560,553 shares outstanding of Class B Common Stock.

All of the nominated directors were elected. The results of the vote on the election of directors were:

Name	For	Withheld

Laurie A. Bebo	21,111,265	161,819
Alan Bell	20,942,520	330,564
Jesse C. Brotz	16,555,368	4,717,716
Derek H.L. Buntain	16,986,369	4,286,715
David J. Hennigar	16,976,136	4,296,948
Malen S. Ng	20,862,198	410,886
Melvin A. Rhinelander	21,069,123	203,961
Charles H. Roadman II, MD	21,117,731	155,353
Michael J. Spector	21,171,587	101,497

Item 5.	OTHER INFORMATION.

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

Factors and uncertainties facing our industry and us include:

•	unfavorable economic conditions, such as recessions, high unemployment levels, and declining housing and financial markets, could adversely affect the assisted living industry in general and cause us to loose revenue;

•	our strategy to reduce our reliance on Medicaid customers could cause overall occupancy and revenues to decline;

•	events which adversely affect the ability of seniors to afford our monthly resident fees including sustained economic downturns, difficult housing markets and losses on investments designated for retirement could cause our occupancy rates, revenues and results of operations to decline;

•	national, regional and local competition could cause us to lose market share and revenue;

•	our ability to cultivate new or maintain existing relationships with physicians and others in the communities in which we operate who provide referrals for new residents could affect occupancy rates;

•	changes in the numbers of our residents who are private pay residents may significantly affect our profitability;

•	reductions in Medicaid rates may decrease our revenues;

•	termination of our resident agreements and vacancies in the living spaces we lease could adversely affect our revenues, earnings and occupancy levels;

•	increases in labor costs, as a result of a shortage of qualified personnel, regulatory requirements or otherwise, could substantially increase our operating costs;

•	we may not be able to increase residents fees to cover energy, food and other costs which could reduce operating margins;

•	markets where overbuilding exists and future overbuilding in other markets where we operate our residences may adversely affect our operations;

•	personal injury claims, if successfully made against us, could materially and adversely affect our financial condition and results of operations;

•	failure to comply with laws and government regulation could lead to fines, penalties or operating restrictions;

•	compliance with regulations may require us to make unanticipated expenditures which could increase our costs and adversely affect our earnings and financial condition;

•	new regulations could increase our costs or negatively impact our business;

•	audits and investigations under our contracts with federal and state government agencies could have adverse findings that may negatively impact our business;

•	failure to comply with environmental laws, including laws regarding the management of infectious medical waste, could materially and adversely affect our financial condition and results of operations;

•	failure to comply with laws governing the transmission and privacy of health information could materially and adversely affect our financial condition and results of operations;

•	efforts to regulate the construction or expansion of healthcare providers could impair our ability to expand through construction of new residences or additions to existing residences;

•	we may make acquisitions that could subject us to a number of operating risks; and

•	costs associated with capital improvements could adversely affect our profitability.

Factors and uncertainties related to our indebtedness and lease arrangements include:

•	loan and lease covenants could restrict our operations and any default could result in the acceleration of indebtedness or cross-defaults, any of which would negatively impact our liquidity and our ability to grow our business and revenues;

•	if we do not comply with the requirements in leases or debt agreements pertaining to revenue bonds, we would be subject to lost revenues and financial penalties;

•	restrictions in our indebtedness and long-term leases could adversely affect our liquidity, our ability to operate our business, and our ability to execute our growth strategy; and

•	increases in interest rates could significantly increase the costs of our unhedged debt and lease obligations, which could adversely affect our liquidity and earnings.

Additional risk factors are discussed under the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission and available through the Investor Relations section of our website, www.alcco.com.

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
John Buono
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: May 8, 2009

S-1

EXHIBIT INDEX TO MARCH 31, 2009 QUARTERLY REPORT ON FORM 10-Q

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Assisted Living Concepts, Inc. quarterly report on Form 10-Q for the quarter ended March 31, 2008, File No. 001-13498)
3.2	Certificate of Change Pursuant to NRS 78.209 For Nevada Profit Corporations (incorporated by reference to Exhibit 3.1 to current report of Assisted Living Concepts, Inc. on Form 8-K ,dated March 16, 2009, File No. 001-13498)
10.1	Form of 2009 Cash Incentive Compensation Award Agreement (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K, dated February 26, 2009, File No. 001-13498)
10.2	Form of 2009 Tandem Stock Option/Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.3 to current report of Assisted Living Concepts, Inc. on Form 8-K, dated February 26, 2009, File No. 001-13498)
10.3	2006 Omnibus Incentive Compensation Plan, amended and restated to reflect March 16, 2009 one-for-five reverse stock split (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K, dated April 30, 2009, File No. 001-13498)
10.4	Form of Directors Tandem Stock Option/Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated May 5, 2008, File No. 001-13498)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EI-1