Form 10-Q
period 2009-06-30
ASSISTED LIVING CONCEPTS INC
filed 2009-08-10
CIK 929994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
Commission file number: 001-13498
Assisted Living Concepts, Inc.
(Exact name of registrant as specified in its charter)

Nevada	93-1148702
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

W140 N8981 Lilly Road
Menomonee Falls, Wisconsin (Address of principal executive offices)	53051 (Zip Code)
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2009, after the one-for-five reverse stock split effected on March 16, 2009, the Company had 10,126,762 shares of its Class A Common Stock, $0.01 par value per share, outstanding and 1,531,180 shares of its Class B Common Stock, $0.01 par value per share, outstanding.

ASSISTED LIVING CONCEPTS, INC.
Explanatory Note:
Effective March 16, 2009, Assisted Living Concepts, Inc. implemented a one-for-five reverse stock split of its Class A Common Stock, par value $0.01 per share, and Class B Common Stock, par value $0.01 per share. All share amounts and per share data in this quarterly report on Form 10-Q have been adjusted to reflect this reverse stock split.

ASSISTED LIVING CONCEPTS, INC.
Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,681	$19,905
Investments	3,094	3,139
Accounts receivable, less allowances of $662 and $689, respectively	2,363	2,696
Prepaid expenses, supplies and other receivables	4,490	3,463
Deposits in escrow	1,955	2,343
Income tax receivable	—	3,147
Deferred income taxes	4,152	4,614

Total current assets	21,735	39,307
Property and equipment, net	427,930	422,791
Goodwill	—	16,315
Intangible assets, net	12,628	13,443
Restricted cash	3,495	4,534
Other assets	2,461	2,231

Total Assets	$468,249	$498,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,843	$13,574
Accrued liabilities	17,667	17,898
Deferred revenue	7,163	6,739
Income taxes payable	1,141	—
Current maturities of long-term debt	12,367	19,392
Current portion of self-insured liabilities	500	300

Total current liabilities	46,681	57,903
Accrual for self-insured liabilities	1,108	1,176
Long-term debt	130,818	136,890
Deferred income taxes	11,195	11,811
Other long-term liabilities	11,334	11,102
Commitments and contingencies

Total Liabilities	201,136	218,882

Preferred Stock, par value $0.01 per share, 25,000,000 shares authorized, no shares issued and outstanding, respectively	—	—
Class A Common Stock, par value $0.01 per share, 80,000,000 authorized, 10,121,266 and 10,443,313 issued and outstanding, respectively	124	124
Class B Common Stock, par value $0.01 per share, 15,000,000 authorized, 1,559,829 and 1,562,101 issued and outstanding, respectively	16	16
Additional paid-in capital	314,384	314,202
Accumulated other comprehensive loss	(2,069)	(1,989)
Retained earnings	25,773	33,641
Treasury stock at cost, 2,242,749 and 1,918,398 shares, respectively	(71,115)	(66,255)

Total Stockholders’ Equity	267,113	279,739

Total Liabilities and Stockholders’ Equity	$468,249	$498,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$57,381	$57,854	$115,015	$118,101
Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	35,699	37,020	73,518	75,945
General and administrative	3,341	2,990	6,775	6,080
Residence lease expense	4,990	5,009	9,917	9,907
Depreciation and amortization	5,316	4,348	10,344	9,244
Goodwill impairment	—	—	16,315	—

Total operating expenses	49,346	49,367	116,869	101,176

Income (loss) from operations	8,035	8,487	(1,854)	16,925
Other expense:
Interest income	8	291	21	470
Interest expense	(1,973)	(1,882)	(3,816)	(3,965)

Income (loss) before income taxes	6,070	6,896	(5,649)	13,430
Income tax expense	(2,163)	(2,620)	(2,219)	(5,103)

Net income (loss)	$3,907	$4,276	$(7,868)	$8,327

Weighted average common shares:
Basic	11,808	12,603	11,882	12,756
Diluted	11,927	12,733	11,882	12,887
Per share data:
Basic earnings (loss) per common share	$0.33	$0.34	$(0.66)	$0.65

Diluted earnings (loss) per common share	$0.33	$0.34	$(0.66)	$0.65

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2009	2008
OPERATING ACTIVITIES:
Net (loss) income	$(7,868)	$8,327
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	10,344	9,244
Goodwill impairment	16,315	—
Amortization of purchase accounting adjustments for leases and debt	(198)	(397)
Provision for bad debts	(27)	39
Provision for self-insured liabilities	392	447
Loss on sale or disposal of fixed assets	34	—
Equity-based compensation expense	188	44
Deferred income taxes	(154)	2,298
Changes in assets and liabilities:
Accounts receivable	360	83
Supplies, prepaid expenses and other current assets	(1,027)	790
Deposits in escrow	388	(4)
Accounts payable	(1,735)	2,120
Accrued liabilities	(231)	(796)
Deferred revenue	424	805
Payments of self-insured liabilities	(320)	(140)
Income taxes payable / receivable	4,296	558
Changes in other non-current assets	809	7,576
Other long-term liabilities	553	524

Cash provided by operating activities	22,543	31,518

INVESTING ACTIVITIES:
Payment for executive retirement plan securities	(95)	(49)
Payment for acquisitions	—	(14,532)
Cash designated for acquisition	—	14,864
Payments for new construction projects	(11,768)	(3,125)
Accrued costs for new construction	—	(945)
Payments for purchases of property and equipment	(6,930)	(8,350)

Cash used in investing activities	(18,793)	(12,137)

FINANCING ACTIVITIES:
Purchase of treasury stock	(4,860)	(20,632)
Proceeds on borrowings on revolving credit facility	—	6,000
Repayment of revolving credit facility	(19,000)	—
Proceeds from issuance of new mortgage debt	14,000	9,026
Repayment of mortgage debt	(8,114)	(12,909)

Cash used by financing activities	(17,974)	(18,515)

(Decrease) increase in cash and cash equivalents	(14,224)	866
Cash and cash equivalents, beginning of year	19,905	14,066

Cash and cash equivalents, end of period	$5,681	$14,932

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$3,663	$4,061
Income tax payments, net of refunds	(1,892)	2,245
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Assisted Living Concepts, Inc. and its subsidiaries (“ALC” or the “Company”) operate 216 assisted and independent living residences in 20 states in the United States totaling 9,375 units as of June 30, 2009. ALC’s residences typically range from approximately 40 to 60 units and offer residents a supportive, home-like setting and assistance with the activities of daily living.
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
The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three and six month periods ended June 30, 2009 and 2008 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature except for the impairment charge related to goodwill recorded in the six month period ended June 30, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results are not necessarily indicative of results that may be expected for the entire year ending December 31, 2009.
Effective March 16, 2009, ALC implemented a one-for-five reverse stock split of its Class A and Class B Common Stock. All share and per share data in this report have been adjusted to reflect this reverse stock split.
During the first quarter of 2009, ALC’s transfer agent informed ALC of an immaterial error in the share count that related to 2008 conversions of Class B Common Stock to Class A Common Stock. The error did not change any previously reported weighted average shares or earnings per share numbers. ALC has adjusted the share count as of December 31, 2008 to reflect the correct share count at that time.
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
At June 30, 2009 and December 31, 2008, the Company had approximately 78% and 73%, respectively, of its accounts receivable derived from private payer sources, with the balance owing under various state Medicaid programs. Although management believes there are no credit risks associated with government agencies other than possible funding delays, claims filed under the Medicaid program can be denied if not properly filed prior to a statute of limitations.
The Company periodically evaluates the adequacy of its allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds, which vary by payer type. Allowances for uncollectibility are considered based upon the evaluation of the circumstances for each of these specific accounts. In addition, the Company has developed internally-determined percentages for establishing an allowance for doubtful accounts which are based upon historical collection trends for each payer type and age of the receivables. Accounts receivable that the Company specifically estimates to be uncollectible, based upon the above process, are fully reserved in the allowance for doubtful accounts until they are written off or collected. The Company wrote off accounts receivable of $0.6 million and $0.4 million in the six month periods ended June 30, 2009 and 2008, respectively. Bad debt expense was $0.5 million and $0.4 million for the six month periods ended June 30, 2009 and 2008, respectively.
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
At March 31, 2009, the market capitalization of ALC, using the average stock price from the five trading days prior to and through the five days after March 31, 2009 along with an implied control premium, resulted in a fair value estimate below its carrying value. In step two of the analysis, the Company completed a valuation of its assets and liabilities by estimating cash flows and recent market capitalization rates which were applied to income producing assets.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Based on the review described above, ALC recorded a goodwill impairment charge of $16.3 million during the first quarter of 2009. The impairment charge is included as a component of operating results in the accompanying condensed consolidated statement of operations. The impairment charge is non-cash in nature.
The following is a summary of the changes in the carrying amount of goodwill for the six month period ended June 30, 2009 (in thousands):

Balance at December 31, 2008	$16,315
Additions	—
Adjustments	(16,315)

Balance at June 30, 2009	$—

(d) Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity which under GAAP are excluded from results of operations. For the three and six month periods ended June 30, 2009 and 2008, this consists of unrealized losses on available for sale investment securities, net of tax, and unrealized losses on interest rate swap derivatives, net of tax.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Net income (loss)	$3,907	$4,276	$(7,868)	$8,327
Unrealized gains (losses) on investments, net of tax expense (benefit) of $151 and $4, respectively, and $(9) and $(350), respectively	128	8	(132)	(618)
Unrealized gains on derivatives, net of tax expense of $137 and $0, respectively, and $32 and $0, respectively	224	—	52	—

Total comprehensive income (loss)	$4,259	$4,284	$(7,948)	$7,709

The components of accumulated other comprehensive loss, net of tax, are as follows:

	June 30,	December 31,
	2009	2008
	(In thousands)
Unrealized losses on investments	$(1,466)	$(1,334)
Net unrealized losses on derivatives	(603)	(655)

Accumulated other comprehensive loss	$(2,069)	$(1,989)

(e) Income Taxes
Prior to the Separation Date, the Company’s results of operations were included in the consolidated federal tax return of the Company’s most senior U.S. parent company, Extendicare Holdings, Inc. (“EHI”). Federal current and deferred income taxes payable (or receivable) were determined as if the Company had filed its own income tax returns. As of the Separation, the Company became responsible for filing its own income tax returns. In all periods presented, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
As of June 30, 2009 and December 31, 2008, ALC had total gross unrecognized tax benefits of approximately $0.7 million. Of the total gross unrecognized tax benefits, $0.4 million, if recognized, would reduce our effective tax rate in the period of recognition. At June 30, 2009 and December 31, 2008, we had accrued interest and penalties related to unrecognized tax benefits of $0.2 million.
ALC and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions. Tax returns for all periods after January 31, 2005 are open for examination by tax authorities. For the tax periods between February 1, 2005 and November 10, 2006, ALC was included in the joint returns of EHI. As of June 30, 2009, the joint federal tax returns for the partial tax year ended December 31, 2005 and the partial tax year ended November 10, 2006 were under examination by the Internal Revenue Service and were completed on July 7, 2009. Tax issues between ALC and Extendicare are governed by a Tax Allocation Agreement entered into by ALC and Extendicare at the time of the Separation. Our gross unrecognized tax benefits balance is not expected to change upon completion of the exam.
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

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (“APB”) 28-1, "Interim Disclosures about Fair Value of Financial Instruments”, which amends FSP No. 107, "Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107 — 1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.
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
In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The guidance in FSP 157-3 is effective immediately and did not have an impact on ALC’s financial statements upon adoption. See Note 8 in the Notes to Condensed Consolidated Financial Statements in this report for information and related disclosures regarding ALC’s fair value measurements.
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements, and eliminates the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective prospectively for fiscal years beginning after December 15, 2008. ALC has no minority interests, and as such, the adoption of SFAS 160 had no impact on the current consolidated results of operations and financial condition.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. ALC adopted SFAS 161 as of January 1, 2009. Related disclosures can be found in Note 9 in the Notes to Condensed Consolidated Financial Statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ALC does not anticipate the adoption of SFAS 165 will materially impact the Company. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company has evaluated subsequent events through August 10, 2009, the date these financial statements were issued.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”) and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 166 will require disclosure of more information about transfers of financial assets, eliminates the qualifying special purpose entity (QSPE) concept, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. In addition, SFAS 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity. SFAS 166 and SFAS 167 are effective for the first annual reporting period that begins after November 15, 2009. ALC does not believe the adoption of SFAS 166 or SFAS 167 will have a material impact on its consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards Codification TM (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The implementation of this standard will not have a material impact on ALC’s consolidated financial position and results of operations.
(g) Reclassifications
Certain reclassifications have been made in the prior years’ financial statements to conform to the current year’s presentation.
3. LONG-TERM EQUITY-BASED COMPENSATION PROGRAM
Effective October 31, 2006, the Board of Directors approved and adopted and our sole stockholder approved the Assisted Living Concepts, Inc. 2006 Omnibus Incentive Compensation Plan (the “2006 Omnibus Plan”). On May 5, 2008, the 2006 Omnibus Plan was again approved by ALC stockholders. On April 30, 2009, the board of directors of ALC approved the amendment and restatement of the 2006 Omnibus Incentive Compensation Plan to reflect the March 16, 2009 one-for-five reverse stock split. The 2006 Omnibus Plan is administered by the Compensation/Nomination/Governance Committee of the Board of Directors (the “Committee”) and provides for grants of a variety of incentive compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, cash incentive awards and other equity-based or equity-related awards (performance awards).
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

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
On April 30, 2009, the board of directors of the Company granted awards of tandem non-qualified stock options and stock appreciation rights to the Company’s non-management directors pursuant to the 2006 Omnibus Plan. Each non-management director was granted 4,000 Options/SARs. The aggregate number of Options/SARs granted was 32,000. The Options/SARs become exercisable in one-third increments on the first, second and third anniversaries of the grant date. Once exercisable, awards may be exercised either by purchasing shares of the Company’s Class A Common Stock at the exercise price or exercising the stock appreciation right. The Committee has sole discretion to determine whether stock appreciation rights are settled in shares of Class A Common Stock, cash or a combination of shares of Class A Common Stock and cash. The Options/SARs have an exercise price of $16.54 per share, the mean between the high and low trading prices of the Company’s Class A Common Stock on the New York Stock Exchange on May 4, 2009, the second business day following the Company’s public release of quarterly financial results, and expire five years from the date of grant.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of Options/SARs activity as of and for the six month periods ended June 30, 2009 and 2008 is presented below.

	2009		2008
		Weighted		Weighted
	#	Average	#	Average
	Options	Exercise	Options	Exercise
	/ SARs	Price	/ SARs	Price
Outstanding at beginning of period	129,500	$30.10	64,000	$59.00
Granted	127,000	$15.65	129,500	$30.10
Exercised	—	—	—	—
Expired	(97,500)	$29.45	(64,000)	$59.00

Outstanding at end of period	159,000	$18.96	129,500	$30.10

Options Exercisable at June 30	10,667	$32.10	—	$—

Weighted average fair value of options	$9.89		$13.21

Aggregate intrinsic value of options	$—		$—

Weighted average contractual term	4.5 years		4.8 years

ALC uses the Black-Scholes option value model to estimate the fair value of stock options and similar instruments. Stock option valuation models require various assumptions, including the expected stock price volatility, risk-free interest rate, dividend yield, and forfeiture rate. In estimating the fair value of the Options/SARs granted on April 30, 2009, the Company used a risk free rate equal to the five year U.S. Treasury yield in effect on the first business date after the grant date. The expected life of the Options/SARs (five years) was estimated using expected exercise behavior of option holders. Expected volatility was based on ALC’s Class A Common Stock volatility since it began trading on November 10, 2006, and ending on the date of grant. Because the Class A Common Stock has traded for less than the expected contractual term, an average of a peer group’s historical volatility for a period equal to the Options/SARs’ expected life, ending on the date of grant, was compared to the historical ALC volatility with no material difference. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. Because of a lack of history, the forfeiture rate was estimated at zero percent of the Options/SARs awarded and may be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. The Options/SARs have characteristics that are significantly different from those of traded options and changes in the various input assumptions can materially affect the fair value estimates. The fair value of the Options/SARs was estimated at the date of grant using the following weighted average assumptions.

	Apr 30,	Feb 22,	May 5,	March 29,
	2009	2009	2008	2008
Expected life from grant date (in years)	5	5	5	5
Risk-free interest rate	2.02%	2.06%	3.15%	2.50%
Volatility	68.9%	66.9%	45.8%	46.9%
Dividend yield	—	—	—	—
Weighted average fair value (per share)	$9.62	$8.55	$14.15	$12.90
Compensation expense related to the Options/SARs of $122,562 and $40,892 was recorded in the quarters ended June 30, 2009 and 2008, respectively, and $187,966 and $44,338 was recognized for the six month periods ended June 30, 2009 and 2008, respectively. Unrecognized compensation cost at June 30, 2009 and 2008 is approximately $1.3 million and $0.7 million, respectively, and the weighted average period over which it is expected to be recognized is three years.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. EARNINGS PER SHARE
ALC computes earnings per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS” No. 128”). SFAS No. 128 requires companies to compute earnings per share under two different methods, basic and diluted, and present per share data for all periods in which statements of income are presented. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of incremental shares available upon conversion of shares of Class B Common Stock which are convertible into shares of Class A Common Stock at a rate of 1.075 shares of Class A Common Stock per each share of Class B Common Stock, and potentially dilutive Options/SARs. Common stock equivalents from Class B Common Stock and common stock equivalents from Options/SARs were excluded from the earnings per share calculation for the six month period ended June 30, 2009 because their effect was anti-dilutive.
The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and six month periods ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Basic earnings (loss) per share calculation
Numerator:
Net income (loss) to common stockholders.	$3,907	$4,276	$(7,868)	$8,327

Denominator:
Weighted average of common shares outstanding	11,808	12,603	11,882	12,756

Basic earnings (loss) per share	$0.33	$0.34	$(0.66)	$0.65

Diluted earnings (loss) per share calculation
Numerator:
Net income (loss) to common stockholders	$3,907	$4,276	$(7,868)	$8,327

Denominator:
Weighted average of common shares outstanding	11,808	12,603	11,882	12,756
Assumed conversion of Class B shares	117	130	—	131
Dilutive effect of stock options	2	—	—	—

Diluted weighted average shares outstanding	11,927	12,733	11,882	12,887

Diluted earnings (loss) per share	$0.33	$0.34	$(0.66)	$0.65

5. SHARE REPURCHASE
On August 9, 2009, the Board of Directors authorized the repurchase of up to $15 million of shares of Class A Common Stock over the twelve-month period ending August 9, 2010. Shares may be repurchased in the open market or in privately negotiated transactions from time to time in accordance with appropriate Securities and Exchange Commission guidelines and regulations and subject to market conditions, applicable legal requirements, and other factors. This share repurchase authorization replaces the share repurchase program initiated in December 2006 which authorized the repurchase of up to $80 million of shares of Class A Common Stock and which expired August 6, 2009. As of June 30, 2009, 2,242,749 shares of Class A Common Stock had been repurchased under the prior share repurchase program for a total cost of $70.8 million at an average cost of $31.58 (excluding fees) per share. During the second quarter of 2009, the Company repurchased 194,948 shares at an average cost of $14.80 (excluding fees) per share, for a total cost of $2.9 million. During the six months ended June 30, 2009, the Company repurchased 324,351 shares at an average cost of $14.91 (excluding fees) per share, for a total cost of $4.8 million. The stock repurchases were financed through existing funds and borrowings under the Company’s existing $120 million revolving credit facility. Treasury stock has been accounted for using the cost method.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. DEBT
Long-term debt and capital lease obligations consisted of the following:

	Interest	June 30,	December 31,
	Rate (1)	2009	2008
	(In thousands)
Mortgage note, bearing interest at 6.24%, due 2014	6.34%	$33,945	$34,352
Mortgage note, bearing interest at 6.5%, due 2014	6.50%	14,000	—
Mortgage note, bearing interest at 8.65%, due 2009	—	—	7,140
Capital lease obligations, interest rates ranging from 2.84% to 13.54%, maturing through 2009	6.46%	10,602	10,882
Mortgage note, bearing interest at 7.07%, due 2018	7.14%	8,899	8,966
Oregon Trust Deed Notes, interest rates ranging from 0% to 9.0%, maturing from 2021 through 2026	7.12%	8,584	8,726
HUD Insured Mortgages, interest rates ranging from 5.66% to 5.85%, due 2032	5.79%	4,159	4,201
HUD Insured Mortgage, bearing interest at 7.55%, due 2036	7.11%	2,996	3,015
$120 million credit facility bearing interest at floating rates, due November 2011	(2)	60,000	79,000

Long-term debt before current maturities		143,185	156,282
Less current maturities		(12,367)	(19,392)

Total long-term debt		$130,818	$136,890

(1)	Interest rate is effective interest rate for the six months ended June 30, 2009. The effective interest rate is determined as the interest expense for the year divided by the recorded fair value of the debt instrument.

(2)	Borrowings under this facility bear interest at a floating rate at ALC’s option equal to LIBOR plus a margin of 150 basis points or prime. At June 30, 2009, prime was 3.25% and LIBOR was 0.30%
6.24% Mortgage Note due 2014
The mortgage note due in 2014 (the “6.24% 2014 Note”) has a fixed interest rate of 6.24% with a 25-year principal amortization and is secured by 24 assisted living residences. Monthly principal and interest payments amount to approximately $0.3 million. A balloon payment of $29.6 million is due in January 2014. The 6.24% 2014 Note was entered into by subsidiaries of ALC and is subject to a limited guaranty by ALC.
6.50% Mortgage Note due 2014
On June 12, 2009, ALC entered into a loan agreement by and between ALC Three, LLC, a wholly-owned subsidiary of ALC (“Borrower”), ALC as guarantor, and TCF National Bank (the “Loan Agreement”) pursuant to which TCF National Bank lent $14 million to Borrower.
The loan bears interest at a fixed rate of 6.5% per annum, has a five year maturity, is amortized over a twenty year period, and is secured by a mortgage and assignment of leases with respect to two assisted living residences in Iowa and one in Indiana consisting of 166 units. Prepayment of the loan in excess of 10% of the principal balance in any anniversary year will require a prepayment fee of 3% in the first or second year, 2% in the third or forth year, and 1% thereafter. Performance and payment of obligations under the Loan Agreement and related note are guaranteed by ALC pursuant to the terms of a guaranty agreement that ALC entered into on June 12, 2009 in connection with the Loan Agreement. ALC incurred $0.2 million of closing costs which are being amortized over the five year life of the loan.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In addition to customary representations, covenants and default provisions, the Loan Agreement requires that the mortgaged residences maintain minimum annual levels of EBITDA (earnings before interest, taxes, depreciation and amortization) and rental income. In addition, the Loan Agreement requires that ALC maintain minimum consolidated leverage and consolidated fixed charge coverage ratios during the term of the loan.
Mortgage Note 2009
The mortgage note due 2009 (“2009 Note”) was one of three fixed rate notes that were secured by 13 assisted living facilities located in Texas, Oregon and New Jersey with a combined carrying value of $31.9 million. The notes were entered into by subsidiaries of ALC and were subject to a limited guaranty by ALC. These notes collectively required monthly principal and interest payments of $0.2 million with balloon payments of $11.9 million, $5.3 million and $7.1 million due at maturity in May 2008, August 2008 and December 2008, respectively. The note maturing in December 2008 was extended to January 2009 at the request of the lender. This loan bore interest at 8.65%.
The 2009 Note came due on January 2, 2009. ALC repaid the balance of $7.1 million with proceeds from our $120 million revolving credit facility.
Capital Lease Obligations
In March 2005, ALC amended lease agreements relating to five assisted living residences located in Oregon. The amended lease agreements provided ALC with an option to purchase the residences in 2009 for cash of $5.6 million and the assumption of approximately $4.7 million of underlying Oregon Trust Deed Notes due 2036 bearing interest at an average rate of 8.03% (the “ALF Oregon Bonds”) which are secured by these properties. The option to purchase was determined to be a bargain purchase price, requiring that the classification of these leases be changed from operating to capital. As a result, a capital lease obligation of $12.8 million was recorded, which represents the estimated market value of the properties as of the lease amendment date and also approximates the present value of future payments due under the lease agreements, the purchase option payment and contemplates payoff of the assumed debt. On July 1, 2009 ALC elected to allow its option to purchase the five residences constituting a total of 157 units to expire. Although ALC has not exercised its option to purchase the properties, it may consider alternative arrangements with the landlord.
In the event that alternative arrangements with the landlord are not made, one of the five residences consisting of 39 units will revert back to a previous operating lease arrangement allowing ALC the ability to operate that residence until February 2014. ALC would cease to operate the other four residences consisting of 118 units and all assets and obligations would be written off to the extent they are not recoverable. As of the June 30, 2009 balance sheet, assets from these residences exceeded obligations by $1.3 million. For the full year of 2008 the four residences had revenue, operating loss and pre-tax loss of $2.5 million, $0.1 million and $0.6 million, respectively. For the six months ended June 30, 2009 the four residences had revenue, operating loss and pre-tax loss of $1.3 million, $0.0 million and $0.3 million, respectively.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Mortgage Note due 2018
The mortgage note due in 2018 (“2018 Note”) has a fixed interest rate of 7.07%, an original principal amount of $9.0 million, and a 25-year principal amortization. It is secured by a deed of trust, assignment of rents and security agreement and fixture filing on three assisted living residences in Texas. Monthly principal and interest payments amount to approximately $64,200. The 2018 Note has a balloon payment of $7.2 million due in July 2018 and was entered into by a wholly-owned subsidiary of ALC and is subject to a limited guaranty by ALC.
Oregon Trust Deed Notes
The Oregon trust deed notes (“Oregon Trust Deed Notes”) are secured by buildings, land, furniture and fixtures of six Oregon assisted living residences with a combined carrying value of $9.1 million. The notes are payable in monthly installments including interest at effective rates ranging from 0% to 9.00%. The effective rate on the remaining term of the Oregon Trust Deed Notes is 7.2%.
Under debt agreements relating to the Oregon Trust Deed Notes, ALC is required to comply with the terms of certain regulatory agreements until their scheduled maturity dates.
HUD Insured Mortgages
The HUD insured mortgages (the “HUD Loans”) include three separate loan agreements entered into in 2001 between subsidiaries of ALC and the lenders. The mortgages are each secured by a separate assisted living residence located in Texas with a combined carrying value of $9.7 million. Two out of the three HUD Loans were refinanced in the third quarter of 2007. The HUD loans bear interest ranging from 5.66% to 7.55% and average 6.35%. Principal on the refinanced loans may not be prepaid in the first two years. Prepayments may be made any time after the first two years. As of June 30, 2009, $4.2 million of HUD Loans mature in September 2032 and $3.0 million mature in August 2036.
$120 Million Credit Facility
On November 10, 2006, ALC entered into a five year, $100 million credit facility with General Electric Capital Corporation and other lenders. The facility is guaranteed by certain ALC subsidiaries that own approximately 64 of the residences and secured by a lien against substantially all of the assets of ACL and such subsidiaries. Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate or LIBOR plus an amount that varies according to a pricing grid based on a consolidated leverage test. Since the inception of this facility, this margin has been 150 basis points. Average interest rates under the facility were 2.07% and 4.74% during the six month periods ended June 30, 2009 and 2008, respectively.
On August 22, 2008, ALC entered into an agreement to amend its then $100 million revolving credit agreement to allow ALC to borrow up to an additional $20 million, bringing the size of the facility to $120 million. Under certain conditions and subject to possible market rate adjustments on the entire facility, ALC may request that the facility be increased up to an additional $30 million.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In general, borrowings under the facility are limited to five times ALC’s consolidated EBITDA, which is generally defined as consolidated net income plus, in each case, to the extent included in the calculation of consolidated net income, customary add-backs in respect of provisions for taxes, consolidated interest expense, amortization and depreciation, losses from extraordinary items, and other non-cash expenditures (including non-recurring expenses incurred by ALC in connection with the separation of ALC and Extendicare) minus, in each case, to the extent included in the calculation of consolidated net income, customary deductions in respect of credits for taxes, interest income, gains from extraordinary items, and other non-recurring gains. ALC is subject to certain restrictions and financial covenants under the facility including maintenance of minimum consolidated leverage and minimum consolidated fixed charge coverage ratios. Payments for capital expenditures, acquisitions, dividends and stock repurchases may be restricted if ALC fails to maintain consolidated leverage ratio levels specified in the facility. In addition, upon the occurrence of certain transactions including but not limited to sales of property mortgaged to General Electric Capital Corporation and the other lenders, equity and debt issuances and certain asset sales, ALC may be required to make mandatory prepayments. ALC is also subject to other customary covenants and conditions. Outstanding borrowings under the line were $60 million and $79.0 million as of June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009 and December 31, 2008, ALC was in compliance with all applicable financial covenants and available borrowings under the facility were $60 million and $41 million, respectively.
Unfavorable Market Value of Debt Adjustment
ALC debt in existence at the date ALC was purchased by Extendicare in 2005 was evaluated and determined, based upon prevailing market interest rates, to be under valued. The unfavorable market value adjustment upon acquisition was $3.2 million. The market value adjustment is amortized on an effective interest basis, as an offset to interest expense, over the term of the debt agreements. The amount of amortization of the unfavorable market value adjustment was $0.0 million and $(0.2) million for the six month periods ended June 30, 2009 and 2008, respectively.
Letters of credit
As of June 30, 2009, ALC had $6.2 million in outstanding letters of credit, the majority of which are collateralized by property. Approximately $4.4 million of the letters of credit provide security for worker’s compensation insurance and the remaining $1.8 million of letters of credit are security for landlords of leased properties. During 2008, ALC changed general and professional liability insurance carriers and converted from being self-insured to full commercial insurance on a portion of its general and professional liability insurance program which resulted in the release of a $5.0 million letter of credit. All the letters of credit are renewed annually and have maturity dates ranging from August 2009 to July 2010.
Expansion program
By the end of the second quarter of 2009 we had completed, licensed, and begun accepting new residents in 299 units under our program to add 400 units to existing owned buildings. Construction continues on the remaining expansion units. We are currently targeting completion of 21 units in the remainder of 2009, and the remaining 80 units by the second quarter of 2010. To date, actual cost remains consistent with our original estimates of $125,000 per unit.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. PROPERTY AND EQUIPMENT
Property and equipment and related accumulated depreciation and amortization consisted of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)
Land and land improvements	$26,882	$26,751
Buildings and improvements	443,750	412,276
Furniture and equipment	29,119	26,663
Leasehold improvements	7,073	5,771
Construction in progress	7,236	27,934

	514,060	499,395
Less accumulated depreciation and amortization	(86,130)	(76,604)

	$427,930	$422,791

As of June 30, 2009 and December 31, 2008, buildings and improvements included $12.8 million for assets recorded under capital leases. Accumulated depreciation included $1.6 million and $1.4 million for assets recorded under capital leases at June 30, 2009 and December 31, 2008, respectively.
8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents information about ALC’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques used by ALC to determine such fair value (in thousands):

			Significant
	Total carrying	Quoted prices	other	Significant
	value at	in active	observable	unobservable
	June 30,	markets	inputs	inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities — available-for-sale	$3,094	$3,094	$—	$—
Liabilities
Derivative financial instruments	(973)	—	(973)	—
In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that ALC has the ability to access. For example, ALC’s investment in available-for-sale investment securities is valued based on the quoted market price for those securities.
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

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the quarter ended June 30, 2009, ALC recognized an unrealized gain of $0.7 million, which represents the net change in the fair value of interest rate swaps of $0.4 million and an unrealized gain on its available-for-sale investment securities of $0.3 million.
ALC adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 , as of January 1, 2008.
ALC’s derivative liabilities include interest rate swaps that effectively convert a portion of ALC’s variable rate debt to fixed rate debt. The derivative positions are valued using models developed internally by the respective counterparty that use as their basis readily observable market parameters (such as forward yield curves) and are classified within Level 2 of the valuation hierarchy.
ALC considers its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivatives. Any adjustments resulting from credit risk are recorded as a change in fair value of derivatives and amortized in the current period statement of operations.
ALC enters into derivative financial instruments, specifically interest rate swaps, for non-trading purposes. ALC may use interest rate swaps from time to time to manage interest rate risk associated with floating rate debt. As of June 30, 2009, ALC was party to two interest rate swaps with a total notional amount of $50.0 million. ALC elected to apply hedge accounting for these interest rate swaps because they are economic hedges of ALC’s floating rate debt and ALC does not enter into derivatives for speculative purposes. As of June 30, 2009, the derivative contracts both had negative net fair values based on current market conditions affecting interest rates and are recorded in other long-term liabilities.
The table that follows summarizes the interest rate swap contracts outstanding at June 30, 2009 (in thousands):

	Fixed	Notional	Effective	Expiration	Estimated
	Interest Rate	Amount	Date	Date	Fair Value
Interest rate swap — November 2008	2.83%	$30,000	11/13/2008	11/14/2011	$(853)
Interest rate swap — March 2009	1.98%	$20,000	3/11/2009	11/14/2011	$(120)
9. DERIVATIVE FINANCIAL INSTRUMENTS
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements for derivative financial instruments and hedging activities. ALC adopted SFAS 161 during the first quarter of 2009.
ALC is exposed to certain risks relating to its ongoing business activities. The primary risks managed by using derivative instruments are interest rate risk and energy price risk. ALC uses interest rate swaps to manage interest rate risk associated with floating rate debt. ALC enters into energy contracts for the purchase of electricity and natural gas for use in certain of its operations to reduce the variability of energy prices.
SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with SFAS No. 133, ALC designates interest rate swaps as cash flow hedges of variable-rate borrowings. ALC has evaluated its energy contracts and determined they meet the normal purchases and sales exception and therefore are exempted from the accounting and reporting requirements of SFAS No. 133.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Since the inception of ALC’s only two interest rate swaps, there has been no impact on the Statements of Operations as both swaps have been 100% effective since entering the contracts and the contracts do not expire until November 2011, at which point the effective portion which had been previously recorded in other comprehensive income will be reclassified to earnings in the current period.
At June 30, 2009, ALC had no derivative contracts either designated as hedging instruments or not designated as hedging instruments in an asset position and had no derivative contracts not designated as hedging instruments in a liability position.
Fair Values of Derivative Instruments
Liability Derivatives
(In thousands)

	June 30, 2009		December 31, 2008
Derivatives designated as hedging	Balance Sheet		Balance Sheet
instruments under SFAS 133	Location	Fair Value	Location	Fair Value
Interest rate contracts	Other long-term liabilities	$973	Other long-term liabilities	$1,056
The Effect of Derivative Instruments on the Statement of Operations
(In thousands)

	Amount of Gain Recognized in OCI on Derivatives
	(Effective Portion)
Derivatives in SFAS 133 Cash	Three Months Ended June 30,		Six Months Ended June 30,
Flow Hedging Relationships	2009	2008	2009	2008
Interest rate contracts	$361	$—	$83	$—
10. SUBSEQUENT EVENTS
On August 9, 2009, ALC’s Board of Directors authorized the repurchase of up to $15 million of shares of Class A Common Stock over the twelve-month period ending August 9, 2010. This share repurchase authorization replaces the share repurchase program initiated in December 2006 which authorized the repurchase of up to $80 million of shares of Class A Common Stock and which expired August 6, 2009.

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
Executive Overview
Average private pay occupancy in the second quarter of 2009 declined by 68 units from the second quarter of 2008 and by 22 units from the first quarter of 2009. However, private pay occupancy maintained a positive trend throughout the second quarter of 2009. As a result, we ended the second quarter of 2009 with 92 more private pay residents than were in our residences on the first day of the second quarter of 2009. Although the short term trend is positive, we continue to believe our success in attracting and maintaining private pay residents is affected by current general economic conditions. Poor economic conditions affect private pay occupancy because:
•	residents’ may be unable to obtain necessary funds from the sale of their homes or other investments; and
•	family members have an increased ability and willingness to provide care at home.
We refer to this as the “Economic Impact”.
From time to time, we may increase or reduce the number of units we actively operate, which may affect reported occupancy and occupancy percentages. We have opened 299 units as part of our expansion program to add 400 units to existing residences. These openings added 239 and 148 units to the average number of available units in the second quarter of 2009 as compared to the second quarter of 2008 and the first quarter of 2009, respectively. During the second quarter of 2009, 159 units were temporarily closed for refurbishment, reducing the average number of available units by 159 as compared to the second quarter of 2008 and 87 units compared to the first quarter of 2009, respectively. The reduction in average occupied units from the refurbishment programs reduced private pay occupancy by 27 and 10 units from the second quarter of 2008 and the first quarter of 2009, respectively. The additional average occupied units from the expansion increased private pay occupancy during the second quarter of 2009 by 37 and 20 units as compared to the second quarter of 2008 and the first quarter of 2009, respectively.
Average Medicaid occupancy in the second quarter of 2009 decreased by 308 and 77 units as compared to the second quarter of 2008 and the first quarter of 2009, respectively. Included in the reductions from the second quarter of 2008 and the first quarter of 2009 were 23 and 7 units, respectively, from the refurbishment program discussed above. Our Medicaid census continues to decline overall because we no longer accept new Medicaid residents and only allow private pay residents to roll over into Medicaid programs at a very limited number of residences. This planned reduction in Medicaid occupancy is referred to in this report as the “Medicaid Impact”. We believe the Medicaid Impact is a necessary part of our long-term operating strategy to improve our overall revenue base. As a result of this forward-looking strategy of exiting Medicaid contracts and reducing the number of units available to residents who pay through Medicaid programs, less than 6% of our revenues are currently derived from Medicaid programs. Recently announced reductions in Medicaid reimbursement rates are not expected to have a significant impact on our earnings. As states reduce their already low Medicaid reimbursement rates by another 5% or more, the shortcomings of participating in these programs are becoming even more apparent.
We review our rates on an annual basis or as market conditions dictate. As in past years, we implemented rate increases on January 1, 2009. Rate increases, combined with our improved mix of private pay occupancy, resulted in an overall average rate increase in the second quarter of 2009 of 5.5% and 0.1%, respectively, as compared to the second quarter of 2008 and first quarter of 2009.

ASSISTED LIVING CONCEPTS, INC.
In the second quarters of 2009 and 2008, the average occupancy rate for all of our residences was 64.1 % and 68.8%, respectively, and private pay revenues as a percent of total revenues was 94.9% and 91.4%, respectively.
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
Increasing the overall size and attractiveness of our portfolio by building additional capacity, refurbishing existing residences, and making acquisitions
In February 2007, we announced plans to add a total of 400 units to our existing owned buildings. By the end of the second quarter of 2009, we had completed, licensed, and begun accepting new residents in 299 of these units. Construction continues on the remaining expansion units. As of the date of this report, we are targeting completion of 21 units during the remainder of 2009 and the remaining 80 units by the second quarter of 2010. We spent $34 million through June 30, 2009, and expect to spend an additional $5 million in 2009 and $11 million in 2010 related to this expansion program. To date, actual cost remains consistent with our original estimates of $125,000 per unit. This unit cost includes the addition of common areas such as media rooms, family gathering areas and exercise facilities. Our process of selecting buildings for expansion consisted of identifying what we believe to be our best performing buildings as determined by factors such as occupancy, strength of the local management team, private pay mix, and demographic trends for the area. We expect to continue to evaluate our portfolio of properties for potential expansion opportunities but have no immediate plans to add additional units to existing buildings beyond the 400 units in our current expansion program.
In April 2008 we temporarily closed a 50 unit residence in Texas and in the first quarter of 2009 we temporarily closed three residences consisting of 109 units in Oregon. While we currently expect to refurbish these residences we are also considering a variety of other options, including the sale of one or more of these residences. We believe these residences are located in markets with strong growth potential but require some updating and repositioning in the market. Once underway, refurbishments are expected take three to six months to complete. We expect these projects will take approximately twelve additional months to stabilize occupancy. We expect to spend approximately $200,000 to $400,000 on each refurbishment project. We may temporarily close and refurbish other residences from time to time.
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

ASSISTED LIVING CONCEPTS, INC.
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
We plan to continue to improve our payer mix by increasing the size of our private pay population. Specifically, from November 2006 through June 30, 2009, we increased the number of units available to private pay residents by exiting Medicaid contracts at 59 of our residences and reaching an agreement with the state of Oregon to gradually reduce the number of units available to Medicaid residents through attrition. In limited circumstances we may be required to allow residents who are private pay to remain in the residence if they later convert to Medicaid. We plan to continue to focus on moving private pay residents into our residences.
Since November 2006, we have acquired two assisted living residences (225 units) and the operations of eight leased assisted living residences (541 units). We continue to review acquisition opportunities and weigh their merits against alternate uses of capital such as expansions and the repurchase of our common stock.
We consider improvement in payer mix an important part of our long-term strategy to improve our overall revenue base. To the extent we have not been able to immediately fill vacancies created by the exit of Medicaid residents with private pay residents, the reduction in the number of units occupied by Medicaid residents has significantly contributed to overall occupancy and revenue reductions. If general economic conditions fail to improve, our ability to fill vacant units with private pay residents may continue to be difficult and the occupancy and revenue challenges may continue. However, as the proportion of population in our residences who pay through Medicaid programs trends closer to zero, the impact on our revenues and operating income from additional attrition in the number of our Medicaid residents will diminish.
Applying operating efficiencies achievable from owning a large number of assisted living residences
The senior living industry, and specifically the independent living and assisted living segments, is large and fragmented and characterized by many small and regional operators. According to figures available from the American Seniors Housing Association, the top five operators of senior living residences measured by total resident capacity service less than 14% of total capacity. We leverage the efficiencies of scale we have achieved through the consolidated purchasing power of our residences, our standardized operating model, and our centralized financial and management functions to lower costs at our residences.
The remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:
•	Business Overview. This section provides a general financial description of our business, including the sources and composition of our revenues and operating expenses. In addition, this section outlines the key performance indicators that we use to monitor and manage our business and to anticipate future trends.
•	Consolidated Results of Operations. This section provides an analysis of our results of operations for the quarter and six months ended June 30, 2009 compared to the quarter and six months ended June 30, 2008.
•	Liquidity and Capital Resources. This section provides a discussion of our liquidity and capital resources as of June 30, 2009, and our expected future cash needs.
•	Critical Accounting Policies. This section discusses accounting policies which we consider to be critical to obtain an understanding of our consolidated financial statements because their application on the part of management requires significant judgment and reliance on estimations of matters that are inherently uncertain.

ASSISTED LIVING CONCEPTS, INC.
In addition to our core business, ALC holds share investments in Omnicare, Inc., a publicly traded corporation in the United States, BAM Investments Corporation, a Canadian publicly traded company, and MedX Health Corporation, a Canadian publicly traded corporation, and cash or other investments in Pearson Indemnity Company Ltd. (“Pearson”), our wholly-owned consolidated Bermuda based captive insurance company formed primarily to provide self insured general and professional liability coverage.
Business Overview
Revenues
We generate revenue from private pay and, to a lesser extent, Medicaid sources. For the six month periods ended June 30, 2009 and 2008, 94.3% and 91.0%, respectively, of our revenues were generated from private pay sources. Residents are charged an accommodation fee that is based on the type of accommodation they occupy and a service fee that is based upon their assessed level of care. We generally offer studio, one-bedroom and two-bedroom accommodations. The accommodation fee is based on prevailing market rates of similar assisted living accommodations. The service fee is based upon periodic assessments, which include input of the resident and the resident’s physician and family and establish the additional hours of care and service provided to the resident. We offer various levels of care for assisted living residents who require less or more frequent and intensive care or supervision. For the six months ended June 30, 2009 and 2008, approximately 77% and 78%, respectively, of our private pay revenue was derived from accommodation fees with the balance derived from service fees. Both the accommodation and level of care service fees are charged on a per day basis, pursuant to residency agreements with month-to-month terms.
Medicaid reimbursement rates are generally lower than rates earned from private payers. Therefore, we consider our private pay mix an important performance indicator.
Although we intend to continue to reduce the number of units occupied by residents paying through Medicaid, as of June 30, 2009, we provided assisted living services to Medicaid funded residents at 66 of the 216 residences we operate. Medicaid programs in each state determine the revenue rates for accommodations and levels of care. The basis of the Medicaid rates varies by state and in certain states is subject to negotiation.
Residence Operations Expenses
For all continuing residences, residence operations expense percentages consisted of the following at June 30.

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Wage and benefit costs	62%	62%	61%	62%
Property related costs	21	20	22	21
Other operating costs	17	18	17	17

Total	100%	100%	100%	100%

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
ADC
All Continuing Residences
The following table sets forth our average daily census (“ADC”) for the three and six month periods ended June 30, 2009 and 2008 for both private pay and Medicaid residents for all of the continuing residences whose results are reflected in our condensed consolidated financial statements.
Average Daily Census

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Private pay	5,413	5,481	5,424	5,556
Medicaid	455	763	493	818

Total ADC	5,868	6,244	5,917	6,374

Private pay occupancy percentage	92.3%	87.8%	91.7%	87.2%

Private pay revenue percentage	94.9%	91.4%	94.3%	91.0%

During the three and six month periods ended June 30, 2009, total ADC on an all continuing residences basis decreased 6.0% and 7.2%, respectively, while private pay ADC decreased 1.2% and 2.4%, and Medicaid ADC decreased 40.4% and 39.7%, from the corresponding periods of 2008. Private pay ADC decreased primarily from the Economic Impact and Medicaid ADC decreased due to the Medicaid Impact. As a result of the Medicaid Impact, partially offset by the Economic Impact, the private pay occupancy mix increased in percentage for the three and six month periods ended June 30, 2009 from 87.8% to 92.3%, and 87.2% to 91.7%, respectively, and the private pay revenue mix increased from 91.4% to 94.9% and 91.0% to 94.3%, respectively, from the corresponding periods of 2008.
Same Residence Basis
The following table is presented on a same residence basis, and therefore removes the impact of the expansion units and residences temporarily closed for refurbishment. The table sets forth our ADC for the three and six month periods ended June 30, 2009 and 2008 for both private and Medicaid payers for all residences on a same residence basis.
Average Daily Census

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Private pay	5,376	5,454	5,393	5,516
Medicaid	455	740	489	789

Total ADC	5,831	6,194	5,882	6,305

Private pay occupancy percentage	92.2%	88.0%	91.7%	87.5%

Private pay revenue percentage	94.9%	91.6%	94.3%	91.2%

ASSISTED LIVING CONCEPTS, INC.
During the three and six month periods ended June 30, 2009, total ADC on a same residence basis decreased 5.9% and 6.7%, respectively, while private pay ADC decreased 1.4% and 2.2%, and Medicaid ADC decreased 38.5% and 38.0%, from the corresponding periods of 2008. Private pay ADC decreased primarily from the Economic Impact and Medicaid ADC decreased due to the Medicaid Impact. As a result of the Medicaid Impact, partially offset by the Economic Impact, the private pay occupancy mix increased in percentage for the three and six month periods ended June 30, 2009 from 88.0% to 92.2%, and 87.5% to 91.7%, respectively, and the private pay revenue mix increased from 91.6% to 94.9% and 91.2% to 94.3%, respectively, from the corresponding periods of 2008.
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
Because of the impact that developmental units have on occupancy rates, we split occupancy information between mature and developmental units. In general, developmental units are defined as the additional units in a residence that have undergone an expansion or in a new residence that has opened. New units identified as developmental are classified as such for a period of no longer than twelve months after completion of construction. The 299 expansion units that have opened under our current expansion program constitute the developmental units at June 30, 2009. Developmental units for the quarter ended June 30, 2008, included 185 acquired units in Dubuque, Iowa and 24 expansion units. Developmental units for the six months ended June 30, 2008, included the 185 acquired units in Dubuque, Iowa and 46 expansion units. All units that are not developmental are considered mature units.
All Continuing Residences
The following table sets forth our occupancy percentages for the three and six month periods ended June 30, 2009 and 2008 for all mature and developmental continuing residences whose results are reflected in our condensed consolidated financial statements:
Occupancy Percentage

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Mature	65.4%	69.3%	65.7%	70.9%
Developmental	15.4%	48.7%	16.3%	43.6%

Total residences	64.1%	68.8%	64.8%	70.2%

For the three months ended June 30, 2009, we saw a decline in mature residences’ occupancy percentage from 69.3% to 65.4% and a decrease in occupancy in our developmental units from 48.7% to 15.4%. For the six months ended June 30, 2009, we saw a decline in mature residences’ occupancy percentage from 70.9% to 65.7% and a decrease in occupancy in our developmental units from 43.6% to 16.3%.
During the three months ended June 30, 2009, occupancy percentages for all residences decreased from 68.8% in the corresponding period of 2008 to 64.1% in the 2009 period. During the six months ended June 30, 2009, occupancy percentages for all residences decreased from 70.2% in the corresponding period of 2008 to 64.8% in the 2009 period.
The declines in our occupancy percentages for the three and six months ended June 30, 2009 were primarily due to our continuing focused effort to reduce the number of units available for Medicaid residents and the Economic Impact. Changes in the developmental category are a function of the small number of units, the amount of time they have been open, and specific residences classified in this category.

ASSISTED LIVING CONCEPTS, INC.
Same Residence Basis
The following table sets forth the occupancy percentages outlined above on a same residence basis for the three and six month periods ended June 30, 2009 and 2008, and therefore removes the impact of the expansion units and residences temporarily closed for refurbishment.
Occupancy Percentage

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Mature	65.4%	70.0%	66.0%	71.4%
Developmental	0.0%	48.7%	0.0%	43.6%

Total residences	65.4%	69.5%	66.0%	70.7%

For the three months ended June 30, 2009, we saw a decline in mature residences’ occupancy percentage from 70.0% to 65.4%. For the six months ended June 30, 2009, we saw a decline in mature residences’ occupancy percentage from 71.4% to 66.0%.There were no residences classified as developmental on a same residence basis as of June 30, 2009.
The occupancy percentage for all residences decreased from 69.5% in the three month period ended June 30, 2008 to 65.4% in the corresponding period of 2009. The occupancy percentage for all residences decreased from 70.7% in the six month period ended June 30, 2008 to 66.0% in the corresponding period of 2009. Both declines are primarily due to our continuing focused effort to reduce the number of units available for Medicaid residents and the Economic Impact.
Average Revenue Rate by Payer Source
All Continuing Residences
The following table sets forth our average daily revenue rates for the three and six month periods ended June 30, 2009 and 2008 for all continuing residences whose results are reflected in our condensed consolidated financial statements.
Average Daily Revenue Rate

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Average daily revenue rate	$107.45	$101.82	$107.39	$101.81

The average daily revenue rate increased by 5.5% for both the three and six month periods ended June 30, 2009 and 2008, respectively. In both cases, the average daily revenue rate increased primarily as a result of annual rate increases for both room and board and services.

ASSISTED LIVING CONCEPTS, INC.
Number of Residences Under Operation
The following table sets forth the number of residences under operation as of June 30:

	2009	2008
Owned*	153	153
Under capital lease	5	5
Under operating leases	58	58

Total under operation	216	216

Percent of residences:
Owned	70.8%	70.8%
Under capital leases	2.3	2.3
Under operating leases	26.9	26.9

	100.0%	100.0%

*	Includes four residences temporarily closed for refurbishment in 2009 and one residence temporarily closed for refurbishment in 2008.
ADJUSTED EBITDA and ADJUSTED EBITDAR
The following table sets forth a reconciliation of net income to adjusted EBITDA and adjusted EBITDAR for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net income (loss)	$3,907	$4,276	$(7,868)	$8,327
Provision for income taxes	2,163	2,620	2,219	5,103

Income (loss) from continuing operations before income taxes	6,070	6,896	(5,649)	13,430
Add:
Depreciation and amortization	5,316	4,348	10,344	9,244
Interest income	(8)	(291)	(21)	(470)
Interest expense	1,973	1,882	3,816	3,965
Goodwill impairment	—	—	16,315	—
Non-cash equity based compensation	123	41	188	44

Adjusted EBITDA	13,474	12,876	24,993	26,213
Add: Residence lease expense	4,990	5,009	9,917	9,907

Adjusted EBITDAR	$18,464	$17,885	$34,910	$36,120

The following table sets forth the calculations of adjusted EBITDA and adjusted EBITDAR percentages for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	($ In thousands)
Revenues	$57,381	$57,854	$115,015	$118,101

Adjusted EBITDA	$13,474	$12,876	$24,993	$26,213

Adjusted EBITDAR	$18,464	$17,885	$34,910	$36,120

Adjusted EBITDA as percent of total revenue	23.5%	22.3%	21.7%	22.2%

Adjusted EBITDAR as percent of total revenue	32.2%	30.9%	30.4%	30.6%

Both adjusted EBITDA and adjusted EBITDAR increased in the second quarter of 2009 primarily due to a decrease in residence operations expenses ($1.3 million), partially offset by a decrease in revenues discussed below ($0.5 million) and an increase in general and administrative expenses excluding non-cash equity based compensation ($0.3 million). Residence operations expenses decreased primarily from a reduction in labor and food expenses associated with lower occupancy. General and administrative expenses increased primarily from increased salary and benefit expenses.

ASSISTED LIVING CONCEPTS, INC.
Both adjusted EBITDA and adjusted EBITDAR decreased in the six months ended June 30, 2009 primarily due to decreased revenues discussed below ($3.1 million) and an increase in general and administrative expenses excluding non-cash equity based compensation ($0.5 million), partially offset by a decrease in residence operations expenses ($2.4 million). Residence operations expenses decreased primarily from a reduction in labor and food expenses associated with lower occupancy. General and administrative expenses increased primarily from increased salary and benefit expenses.
See “— Business Overview — Key Performance Indicators — Adjusted EBITDA and Adjusted EBITDAR” above for a discussion of our use of adjusted EBITDA and adjusted EBITDAR and a description of the limitations of such use.
Consolidated Results of Operations
Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008
The following table sets forth details of our revenues and net income as a percentage of total revenues for the three month periods ended June 30:

	2009	2008
Revenues	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	62.2	64.0
General and administrative	5.8	5.2
Residence lease expense	8.7	8.7
Depreciation and amortization	9.3	7.4

Total operating expenses	86.0	85.3
Income from operations	14.0	14.7
Interest income	—	0.5
Interest expense	(3.4)	(3.3)

Income before income taxes	10.6	11.9
Income tax expense	(3.8)	(4.5)

Net income	6.8%	7.4%

Revenues
Revenues in the second quarter of 2009 decreased from the second quarter of 2008 primarily due to the planned reduction in the number of units occupied by Medicaid residents ($2.0 million) and a reduction in the number of units occupied by private pay residents ($0.7 million), partially offset by higher average daily revenue as a result of rate increases ($2.2 million).
Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)
Residence operating costs decreased $1.3 million, or 3.6%, in the three month period ended June 30, 2009 compared to the three month period ended June 30, 2008, primarily due to reductions in labor and food costs associated with a reduction in occupancy.
General and Administrative
General and administrative costs increased $0.4 million, or 11.7%, in the three month period ended June 30, 2009 compared to the three month period ended June 30, 2008. Salaries and benefits costs increased $0.4 million, $0.1 million of which was related to non-cash equity-based compensation expense.

ASSISTED LIVING CONCEPTS, INC.
Residence Lease Expense
Residence lease expense for the three month period ended June 30, 2009 was relatively unchanged from the three month period ended June 30, 2008.
Depreciation and Amortization
Depreciation and amortization increased $1.0 million to $5.3 million in the three month period ended June 30, 2009 compared to the three month period ended June 30, 2008. The $0.8 million increase in depreciation expense resulted from the impact of the additions at 14 residences that opened in the fourth quarter of 2008 and the first six months of 2009 and from general capital expenditures across our portfolio. Intangible amortization expense increased by $0.2 million as a result of 2008 adjustments to the purchase price allocation on the acquisition of eight leased residences in January 2008.
Income from Operations
Income from operations for the three month period ended June 30, 2009 was $8.0 million compared to income from operations of $8.5 million for the three month period ended June 30, 2008 due to the reasons described above.
Interest Income
Interest income was $0.0 million in the three month period ended June 30, 2009 compared to $0.3 million in the three month period ended June 30, 2008. The decrease was due to lower interest rates on invested cash and decreases in cash available for investment.
Interest Expense
Interest expense increased $0.1 million to $2.0 million in the three month period ended June 30, 2009 compared to the three month period ended June 30, 2008.
Income before Income Taxes
Income before income taxes for the three month period ended June 30, 2009 was $6.1 million compared to income before income taxes of $6.9 million for the three month period ended June 30, 2008 due to the reasons described above.
Income Tax Expense
Income tax expense for the three month period ended June 30, 2009 was $2.2 million compared to $2.6 million for the three month period ended June 30, 2008. Our effective tax rate was 35.6% and 38.0% for the three month periods ended June 30, 2009 and 2008, respectively. The three months ended June 30, 2009 was positively impacted by Federal income tax credits. The Company expects the effective tax rate to be 36% for each of the remaining quarters of 2009.
Net income
Net income for the three month period ended June 30, 2009 was $3.9 million compared to net income of $4.3 million for the three month period ended June 30, 2008 due to the reasons described above.

ASSISTED LIVING CONCEPTS, INC.
Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008
The following table sets forth details of our revenues and net income as a percentage of total revenues for the six month periods ended June 30:

	2009	2008
Revenues	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	63.9	64.3
General and administrative	5.9	5.2
Residence lease expense	8.6	8.4
Depreciation and amortization	9.0	7.8
Goodwill impairment	14.2	—

Total operating expenses	101.6	85.7
Income (loss) from operations	(1.6)	14.3
Interest income	—	0.4
Interest expense	(3.3)	(3.3)

Income before income taxes	(4.9)	11.4
Income tax expense	(1.9)	(4.3)

Net income	(6.8)	7.1

Revenues
Revenues in the six months ended June 30, decreased from the six months ended June 30, 2008 primarily due to the planned reduction in the number of units occupied by Medicaid residents ($4.2 million), a reduction in the number of units occupied by private pay residents ($2.6 million) and, as a result of 2008 being a leap year, one less day in the 2009 six month period ($0.6 million), partially offset by higher average daily revenue as a result of rate increases ($4.3 million).
Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)
Residence operating costs decreased $2.4 million, or 3.2%, in the six month period ended June 30, 2009 compared to the six month period ended June 30, 2008. Residence operating costs decreased $2.9 million due to reductions in labor and food costs associated with a reduction in occupancy, partially offset by $0.5 million in higher building related costs.
General and Administrative
General and administrative costs increased $0.7 million, or 11.4%, in the six month period ended June 30, 2009 compared to the six month period ended June 30, 2008, primarily due to a $0.7 million increase in salaries and benefits. The increase in salaries and benefits included a $0.1 million increase in non-cash equity-based compensation expense.
Residence Lease Expense
Residence lease expense for the six month period ended June 30, 2009 was relatively unchanged from the six month period ended June 30, 2008.
Depreciation and Amortization
Depreciation and amortization increased $1.1 million to $10.3 million in the six month period ended June 30, 2009 compared to the six month period ended June 30, 2008. The $1.3 million increase in depreciation expense resulted from the impact of the additions at 14 residences that opened in the fourth quarter of 2008 and the first six months of 2009 and from general capital expenditures across our portfolio. Intangible amortization expense decreased by $0.2 million as a result of resident relationship intangibles becoming fully amortized in January of 2008.

ASSISTED LIVING CONCEPTS, INC.
Goodwill Impairment
Goodwill impairment charges for the six month period ended June 30, 2009 of $16.3 million resulted from a decline in our market capitalization in the first quarter of 2009. In accordance with the requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we performed an impairment test on goodwill and intangibles as of the end of the first quarter of 2009. As a result, we recorded a non-cash goodwill impairment charge of $16.3 million ($14.7 million net of related tax benefit) for the six months ended June 30, 2009. The impairment charge was driven by a decline in the market value of our common stock primarily due to the depressed macroeconomic environment, constraints in the capital markets, and volatility in the equity markets.
(Loss) Income from Operations
Loss from operations for the six month period ended June 30, 2009 was $1.9 million compared to income from operations of $16.9 million for the six month period ended June 30, 2008 due to the reasons described above.
Interest Income
Interest income decreased $0.4 million in the six month period ended June 30, 2009 compared to the six month period ended June 30, 2008. The decrease was due to lower interest rates on invested cash and decreased cash used for investment.
Interest Expense
Interest expense decreased $0.1 million to $3.8 million in the six month period ended June 30, 2009 compared to the six month period ended June 30, 2008.
(Loss)Income before Income Taxes
Loss before income taxes for the six month period ended June 30, 2009 was $5.6 million compared to income before income taxes of $13.4 million for the six month period ended June 30, 2008 due to the reasons described above.
Income Tax Expense
Income tax expense for the six month period ended June 30, 2009 was $2.2 million compared to $5.1 million for the six month period ended June 30, 2008. Our effective tax rate was 39.3% and 38.0% for the six month periods ended June 30, 2009 and 2008, respectively. The 2009 period tax rate reflects the impact of the goodwill impairment charge recorded during the first quarter of 2009, of which approximately $11.9 million was not tax deductible. Excluding the goodwill impairment charge, our effective rate for the six months ended June 30, 2009 would have been 36.0%.
Net (loss) income
Net loss for the six month period ended June 30, 2009 was $7.9 million compared to net income of $8.3 million for the six month period ended June 30, 2008 due to the reasons described above.
Liquidity and Capital Resources
Sources and Uses of Cash
We had cash and cash equivalents of $5.7 million and $19.9 million at June 30, 2009 and December 31, 2008, respectively. The table below sets forth a summary of the significant sources and uses of cash for the six month periods ended June 30:

	2009	2008
	(In thousands)
Cash provided by operating activities	$22,543	$31,518
Cash used in investing activities	(18,793)	(12,137)
Cash used in financing activities	(17,974)	(18,515)

(Decrease) increase in cash and cash equivalents	$(14,224)	$866

ASSISTED LIVING CONCEPTS, INC.
Cash provided by operating activities was $22.5 million in the six month period ended June 30, 2009 compared to $31.5 million in the six month period ended June 30, 2008.
Our working capital decreased $5.2 million in the six month period ended June 30, 2009 compared to December 31, 2008. Working capital decreased primarily because of a decrease in cash of $14.2 million, a $3.1 million decrease in income taxes receivable, a $0.5 reduction in deferred income taxes, a $0.4 million increase in deferred revenue, a $0.4 million decrease in deposits in escrow, a $0.3 million decrease in accounts receivable, and other decreases in working capital of $0.2 million, partially offset by a $7.0 million repayment of current maturities of long term debt, a $5.7 million decrease in accounts payable, a $1.0 million increase in prepaid expenses, supplies and other receivables, and a decrease of $0.2 million in accrued liabilities.
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
Property and equipment, net increased $5.1 million in the six months ended June 30, 2009 compared to December 31, 2008. Property and equipment increased $18.7 million from capital expenditures (including new construction) which was partially offset by a $4.1 million decrease in accrued construction costs related to our expansion projects and $9.5 million in depreciation expense.
Total debt, including both current and long-term, was $143.2 million as of June 30, 2009, a decrease of $13.1 million from $156.3 million at December 31, 2008. The decrease in debt was due to repayments on our $120 million credit facility of $19.0 million and repayments on mortgage debt of $8.1 million, offset by $14.0 million in additional mortgage borrowings.
Cash used in investing activities was $18.8 million for the six months ended June 30, 2009 compared to $12.1 million in the six months ended June 30, 2008. Investment activities in the six months ended June 30, 2009 included $11.8 million for the expansion program, $6.9 million for other general capital expenditures, and $0.1 million for the purchase of executive retirement plan securities. Investment activities in the six months ended June 30, 2008 included the CaraVita acquisition in January of 2008 for $14.5 million ($14.9 million had been designated for this acquisition as of December 31, 2007), payments for new construction projects of $4.1 million, and other capital expenditures of $8.4 million.
Cash used in financing activities was $18.0 million for the six months ended June 30, 2009 compared to $18.5 million in the six months ended June 30, 2008. Financing activities in the six months ended June 30, 2009 included $19.0 million for the repayment from borrowings on our $120 million credit facility, $8.1 million for the repayment of mortgage debt, $4.9 million used for the repurchase of 194,948 shares of our Class A Common Stock, and $14.0 million of additional mortgage debt financing.
In the 2008 period, financing activities consisted primarily of the repurchase of 302,740 shares of Class A Common Stock at a total cost of $20.6 million, repayment of $12.9 million of mortgage debt, additional mortgage debt financing of $9.0 million and additional borrowings under our $120 million credit facility of $6.0 million.
$120 Million Revolving Credit Facility
On November 10, 2006, we entered into a five year, $100 million revolving credit agreement with General Electric Capital Corporation and other lenders. In August 2008, the facility was increased to $120 million. The facility is guaranteed by certain of our subsidiaries that own 64 of the residences in our portfolio and secured by a lien against substantially all of our assets. Interest rates applicable to funds borrowed under the facility are based, at our option, on either a base rate essentially equal to the prime rate or LIBOR plus a margin that varies according to a pricing grid based on a consolidated leverage test. Since the inception of this facility, this margin was 150 basis points.

ASSISTED LIVING CONCEPTS, INC.
Under certain conditions, and subject to possible market rate adjustments on the entire facility, we may request that the facility be increased by up to an additional $30 million.
In general, borrowings under the facility are limited to five times our consolidated EBITDA, which is generally defined as consolidated net income plus, in each case to the extent included in the calculation of consolidated net income, customary add-backs in respect of provisions for taxes, consolidated interest expense, amortization and depreciation, losses from extraordinary items, and other non-cash expenditures minus, in each case to the extent included in the calculation of consolidated net income, customary deductions in respect of credits for taxes, interest income, gains from extraordinary items, and other non-recurring gains. We are subject to certain restrictions and financial covenants under the facility including maintenance of minimum consolidated leverage and minimum consolidated fixed charge coverage ratios. Payments for capital expenditures, acquisitions, dividends and stock repurchases may be restricted if we fail to maintain consolidated leverage ratio levels specified in the facility. In addition, upon the occurrence of certain transactions including but not limited to sales of property mortgaged to General Electric Capital Corporation and the other lenders, equity and debt issuances and certain asset sales, we may be required to make mandatory prepayments. We are also subject to other customary covenants and conditions.
There were $60 million of borrowings outstanding under the facility at June 30, 2009, and $79 million of borrowings outstanding under the facility at December 31, 2008. At June 30, 2009, we were in compliance with all applicable financial covenants and available borrowings under the facility were $60 million. The average interest rates (excluding the interest rate swaps described below) under the facility during the six month periods ended June 30, 2009 and 2008 were 2.07% and 4.74%, respectively.
We entered into derivative financial instruments in November 2008 and March 2009, specifically interest rate swaps, for non-trading purposes. We may use interest rate swaps from time to time to manage interest rate risk associated with floating rate debt. The November 2008 and March 2009 interest rate swap agreements expire in November 2011, the same time our $120 million revolving credit facility matures, and have a total notional amount of $50 million. We elected to apply hedge accounting for both interest rate swaps because they are economic hedges of our floating rate debt and we do not enter into derivatives for speculative purposes. Both interest rate swaps are cash flow hedges. The November 2008 and March 2009 derivative contracts had negative net fair values as of June 30, 2009 of $0.9 million and $0.1 million, respectively, based on then current market conditions affecting interest rates and are recorded in other long-term liabilities.
Debt Instruments
In January 2009, we repaid a $7.1 million mortgage note. The note bore interest at 8.65%. The repayment was financed through borrowings under the Company’s $120 million credit facility. We were in compliance with all financial covenants in our debt agreements as of the date of this report.
On June 12, 2009, we entered into a loan agreement by and between ALC Three, LLC, a wholly-owned subsidiary of ALC (“Borrower”), ALC as guarantor, and TCF National Bank (the “Loan Agreement”) pursuant to which TCF National Bank lent $14 million to Borrower.
The loan bears interest at a fixed rate of 6.5% per annum, has a five year maturity, is amortized over a twenty year period, and is secured by a mortgage and assignment of leases with respect to two assisted living residences in Iowa and one in Indiana consisting of 166 units. Prepayment of the loan in excess of 10% of the principal balance in any anniversary year will require a prepayment fee of 3% in the first or second year, 2% in the third or forth year, and 1% thereafter. Performance and payment of obligations are guaranteed by ALC pursuant to the terms of a guaranty agreement that we entered into on June 12, 2009 in connection with the Loan Agreement. We incurred $0.2 million of closing costs which are being amortized over the five year life of the loan.

ASSISTED LIVING CONCEPTS, INC.
In addition to customary representations, covenants and default provisions, the Loan Agreement requires that the Borrower maintain minimum annual levels of EBITDA (earnings before interest, taxes, depreciation and amortization) and rental income. In addition, the Loan Agreement requires that ALC maintain minimum consolidated leverage and consolidated fixed charge coverage ratios during the term of the loan.
Principal Repayment Schedule
Other than the repayment of the $7.1 million mortgage note in January 2009, the additional $14.0 million of mortgage financing described above, and the net repayment of $19 million under the $120 million revolving credit facility, there were no material changes in our monthly debt service payments from December 31, 2008 to June 30, 2009.
Letters of Credit
As of June 30, 2009, we had $6.2 million in outstanding letters of credit, the majority of which are collateralized by property. Approximately $4.4 million of the letters of credit provide security for worker’s compensation insurance and the remaining $1.8 million of letters of credit are security for landlords of leased properties.
Restricted Cash
As of June 30, 2009, restricted cash consisted of $0.7 million of cash deposits as security for Oregon Trust Deed Notes, $1.4 million of cash deposits as security for HUD Insured Mortgages, and $1.4 million of cash deposits securing letters of credit.
Off Balance Sheet Arrangements
ALC has no off balance sheet arrangements.
Cash Management
As of June 30, 2009, we held unrestricted cash and cash equivalents of $5.7 million. We forecast cash flows on a regular monthly basis to determine the investment periods, if any, of certificates of deposit and we monitor the daily incoming and outgoing expenditures to ensure when warranted available cash is invested on a daily basis. Approximately $1.3 million of our cash balances are held by Pearson to provide for potential insurance claims.
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
Recent turmoil in financial markets has severely restricted the availability of funds for borrowing. We have no reason to believe the lenders under our $120 million revolving credit facility will not continue to meet their obligations to fund our borrowing requests. However, given the current uncertainty in financial markets, we can not provide assurance of their continued ability to meet their obligations under the credit facility. We believe that existing funds and cash flow from operations will be sufficient to fund our operations, expansion program, and required payments of principal and interest on our debt until the maturity of our $120 million credit facility in November 2011. In the event that our lenders were unable to fulfill their obligations to provide funds upon our request under the $120 million revolving credit facility and we were unable to raise funds from other sources, it could have a material adverse impact on our ability to fund future expansions, acquisitions and share repurchases.

ASSISTED LIVING CONCEPTS, INC.
In addition, the failure to meet certain operating and occupancy covenants in the CaraVita operating lease could give the lessor the right to accelerate the lease obligations and terminate our right to operate all or some of those properties. We were in compliance with all such covenants as of June 30, 2009, but declining economic conditions could constrain our ability to remain in compliance in the future. Failure to comply with those obligations could result in our being required to make an accelerated payment of the present value of the remaining obligations under the lease through its expiration in March 2015 (approximately $25.6 million as of June 30, 2009), as well as the loss of future revenue and cash flow from the operations of those properties. The acceleration of the remaining obligation and loss of future cash flows from operating those properties could have a material adverse impact on our operations.
Expansion Program
By the end of the second quarter of 2009 we had completed, licensed, and begun accepting new residents in 299 units under our program to add 400 units to existing owned buildings. Construction continues on the remaining expansion units. We are currently targeting completion of 21 units in the remainder of 2009, and the remaining 80 units by the second quarter of 2010. To date, actual cost remains consistent with our original estimates of $125,000 per unit.
Share Repurchase
On August 9, 2009, ALC’s Board of Directors authorized the repurchase of up to $15 million of shares of Class A Common Stock over the twelve-month period ending August 9, 2010. This share repurchase authorization replaces the share repurchase program initiated in December 2006 which authorized the repurchase of up to $80 million of shares of Class A Common Stock and which expired August 6, 2009. In the second quarter of 2009, ALC repurchased 194,948 shares of its Class A Common Stock at an aggregate cost of approximately $2.9 million and an average price of $14.80 per share (excluding fees) under the prior share repurchase program. In the first six months of 2009, ALC purchased 324,351 shares of its Class A Common Stock at an aggregate cost of approximately $4.8 million and an average price of $14.91 per share (excluding fees). At June 30, 2009, approximately $9.2 million remained available under the prior repurchase program.
Accrual for Self-Insured Liabilities
At June 30, 2009, we had an accrued liability for settlement of self-insured liabilities of $1.6 million in respect of general and professional liability claims. Claim payments were $0.3 million and $0.1 million in the six month periods ended June 30, 2009 and 2008, respectively. The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported. We estimate that $0.5 million of the total $1.6 million liability will be paid in the next twelve months. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. Provisions for general and professional liability insurance are determined using annual independent actuarial valuations. We believe we have provided sufficient provisions for general and professional liability claims as of June 30, 2009.
At June 30, 2009, we had an accrual for workers’ compensation claims of $3.4 million. Claim payments for the six months ended June 30, 2009 and 2008 were $1.1 million and $0.5 million, respectively. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. Provisions for workers compensation insurance are determined using annual independent actuarial valuations. We believe we have provided sufficient provisions for workers’ compensation claims as of June 30, 2009.
At June 30, 2009, we had an accrual for medical insurance claims of $1.0 million. The accrual is an estimate based on the historical claims per participant incurred over the historical lag time between date of service and payment by our third party administrator. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. We believe we have provided sufficient provisions for medical insurance claims as of June 30, 2009.

ASSISTED LIVING CONCEPTS, INC.
Unfunded Deferred Compensation Plan
At June 30, 2009 we had an accrual of $2.6 million for our unfunded deferred compensation plan. We implemented an unfunded deferred compensation plan in 2005 which is offered to company employees who are defined as highly compensated by the Internal Revenue Code. Participants may defer up to 10% of their base salary.
$120 Million Revolving Credit Facility
On November 10, 2006, we entered into the $100 million revolving credit facility with General Electric Capital Corporation and other lenders. The facility was increased to $120 million in August 2008. The revolving credit facility is available to us to provide liquidity for expansions, acquisitions, working capital, capital expenditures, share repurchases, and for other general corporate purposes. See “Liquidity and Capital Resources — $120 Million Revolving Credit Facility” above for a more detailed description of the terms of the revolving credit facility.
Contractual Obligations
There were no material changes in our contractual obligations outside of the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, other than the repayment of a $7.1 million mortgage note in January 2009 and the additional mortgage financing of $14.0 million in June 2009.
On July 1, 2009 ALC elected to allow its option to purchase five residences located in Oregon constituting a total of 157 units to expire. ALC has operated these five residences under a Master Lease with an Option to Purchase dated January 1, 2005 (the “Master Lease”). The purchase option exercise price was approximately $10.3 million and was divided into a $5.6 million cash payment to the landlord and the assumption by ALC of $4.7 million of Oregon bonds bearing interest at an average rate of 8.03%. Although ALC has not exercised its option to purchase the properties, it may consider alternative arrangements with the landlord. In the event that alternative arrangements with the landlord are not made, one of the five residences consisting of 39 units will revert back to a previous operating lease arrangement allowing ALC the ability to operate that residence until February, 2014. ALC would cease to operate the other four residences consisting of 118 units and all assets and obligations would be written off to the extent they are not recoverable. As of the June 30, 2009 balance sheet, assets from these residences exceeded obligations by $1.3 million. For the full year of 2008 the four residences had revenue, operating loss and pre-tax loss of $2.5 million, $0.1 million and $0.6 million, respectively. For the six months ended June 30, 2009 the four residences had revenue, operating loss and pre-tax loss of $1.3 million, $0.0 million and $0.3 million, respectively.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Qualitative Disclosures
At June 30, 2009, our long-term debt, including the current portion, consisted of fixed rate debt of $83.0 million, exclusive of a $0.2 million purchase accounting market value adjustment, and variable rate debt of $60.0 million. At December 31, 2008, our long-term debt, including the current portion, consisted of fixed rate debt of $77.1 million, exclusive of a $0.2 million purchase accounting market value adjustment, and variable rate debt of $79.0 million.

Our earnings are affected by changes in interest rates on unhedged borrowings under our $120 million revolving credit facility. At June 30, 2009, we had $60.0 million of variable rate borrowings based on LIBOR plus a premium of which $50 million was hedged. As of June 30, 2009, our variable rate was 150 basis points in excess of LIBOR. For every 1% change in LIBOR, our interest expense will change by approximately $100,000 annually. This analysis does not consider changes in the actual level of borrowings or repayments that may occur subsequent to June 30, 2009. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.
In order to reduce risk related to our variable rate debt, from time to time we may enter into interest rate swap contracts or other interest rate protection agreements. As of June 30, 2009, we had the following interest rate swap contracts:

				Fair Value
Contract Date	Notional Amount	Fixed Rate	Maturity	at June 30, 2009
November 13, 2008	$30 million	2.83%	November 2011	$(852,509)
March 10, 2009	$20 million	1.98%	November 2011	$(120,344)
A 1% increase in interest rates would increase the fair value of these swap contracts by approximately $1.2 million and a 1% decrease in interest rates would decrease the fair value of these swap contracts by approximately $1.2 million.
We enter into contracts for the purchase of electricity and natural gas for use in certain of our operations in order to reduce the variability of energy costs. The deregulation of energy markets in selected areas of the country, the availability of products offered through energy brokers and providers, and our relatively stable demand for energy make it possible for us to enter longer term contracts to obtain more stable pricing. It is ALC’s intent to enter into contracts solely for its own use. Further, it is fully anticipated that ALC will make use of all of the energy contracted. Expiration dates on our current energy contracts range from January 2010 to January 2012. SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) requires ALC to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales. Normal purchases are contracts that provide for the purchase of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases and sales are documented and exempted from the accounting and reporting requirements of SFAS No. 133. ALC has evaluated these energy contracts and determined they meet the normal purchases and sales exception and therefore are exempted from the accounting and reporting requirements of SFAS No. 133.
The downturn in the United States housing market in 2007 and 2008 triggered a constriction in the availability of credit that is expected to continue throughout the remainder of 2009. This could impact our ability to borrow money or refinance existing obligations at acceptable rates of interest. Lending standards for securitized financing have become tighter, making it more difficult to borrow. However, we have experienced no significant barriers to obtaining credit and do not expect to in the near future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
We do not speculate using derivative instruments and do not engage in derivative trading of any kind.
Quantitative Disclosures
There were no material changes in the principal or notional amounts and related weighted average interest rates by year of maturity for our debt obligations since December 31, 2008 other than the repayment of a $7.1 million mortgage note in January 2009, the $14.0 million of additional mortgage financing obtained in June 2009, and the net repayment of $19 million under the $120 million revolving credit facility.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In compliance with Item 703 of Regulation S-K, the Company provides the following summary of its purchases of shares of Class A Common Stock during its second quarter of 2009.

					(d)
					Maximum Number
			(b)	(c)	(or Approximate
	(a)		Average	Total Number of	Dollar Value) of
	Total		Price Paid	Shares Purchased as	Shares that May
	Number		Per Share	Part of Publicly	Yet Be Purchased
	of Shares		(excluding	Announced Plans or	Under the Plans or
Period	Purchased		fees)	Programs	Programs (1)

April 1, 2009 to April 30, 2009	—		—	—	$12,056,236

May 1, 2009 to May 31, 2009	83,082	(1)	$15.56	83,082	$10,763,272

June 1, 2009 to June 30, 2009	111,866	(1)	$14.24	111,866	$9,170,768

Total	194,948	(1)	$14.80	194,948	$9,170,768

(1)	Consists of purchases made through the share purchase program initiated in December 2006 under which ALC was authorized to repurchase up to $80 million of its outstanding shares of Class A Common Stock through August 6, 2009 (exclusive of fees). On August 9, 2009, the Board of Directors authorized a new repurchase of up to $15 million of shares of Class A Common Stock over the twelve-month period ending August 9, 2010.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company’s Annual Meeting of Stockholders was held on April 30, 2009. Information on the matters voted upon and the votes cast with respect to each matter was previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
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
John Buono
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Date: August 10, 2009

S-1

ASSISTED LIVING CONCEPTS, INC.
EXHIBIT INDEX TO JUNE 30, 2009 QUARTERLY REPORT ON FORM 10-Q

Exhibit
Number	Description

10.1
2006 Omnibus Incentive Compensation Plan, amended and restated to reflect March 16, 2009 one-for-five reverse stock split (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K, dated April 30, 2009, File No. 001-13498)

10.2
Loan Agreement, effective as of June 12, 2009, by and between ALC Three, LLC as borrower, Assisted Living Concepts, Inc. as guarantor, and TCF National Bank (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc on Form 8-K, dated June 12, 2009, File No. 001-13498)

10.3
Guaranty Agreement, by Assisted Living Concepts, Inc. as guarantor pursuant to Loan Agreement, effective as of June 12, 2009, by and between ALC Three, LLC as borrower, Assisted Living Concepts, Inc. as guarantor, and TCF National Bank (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc on Form 8-K, dated June 12, 2009, File No. 001-13498)

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