Form 10-Q
period 2009-09-30
ASSISTED LIVING CONCEPTS INC
filed 2009-11-09
CIK 929994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2009, the Company had 10,096,748 shares of its Class A Common Stock, $0.01 par value per share, outstanding and 1,529,637 shares of its Class B Common Stock, $0.01 par value per share, outstanding.

ASSISTED LIVING CONCEPTS, INC.
Explanatory Note:
Effective March 16, 2009, Assisted Living Concepts, Inc. implemented a one-for-five reverse stock split of its Class A Common Stock, par value $0.01 per share, and Class B Common Stock, par value $0.01 per share. All share amounts and per share data in this quarterly report on Form 10-Q have been adjusted to reflect this reverse stock split.

ASSISTED LIVING CONCEPTS, INC.
Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
		(Reclassified)
	(unaudited)	(see Note 11)
ASSETS
Current Assets:
Cash and cash equivalents	$5,895	$19,905
Investments	3,265	3,139
Accounts receivable, less allowances of $623 and $689, respectively	2,378	2,679
Prepaid expenses, supplies and other receivables	3,926	3,357
Deposits in escrow	2,172	2,313
Income tax receivable	—	3,147
Deferred income taxes	4,179	4,614
Current assets of discontinued operations	259	153

Total current assets	22,074	39,307
Property and equipment, net	415,874	413,149
Goodwill	—	16,315
Intangible assets, net	12,220	13,443
Restricted cash	3,263	3,783
Other assets	2,086	2,027
Non-current assets of discontinued operations	404	10,597

Total Assets	$455,921	$498,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,181	$13,529
Accrued liabilities	19,167	17,947
Deferred revenue	7,506	6,687
Income taxes payable	145	—
Current maturities of long-term debt	1,794	10,866
Current portion of self-insured liabilities	500	300
Current liabilities of discontinued operations	134	8,574

Total current liabilities	36,427	57,903
Accrual for self-insured liabilities	1,281	1,176
Long-term debt	125,382	136,890
Deferred income taxes	11,348	11,811
Other long-term liabilities	11,832	11,088
Non-current liabilities of discontinued operations	—	14
Commitments and contingencies

Total Liabilities	186,270	218,882

Preferred Stock, par value $0.01 per share, 25,000,000 shares authorized, no shares issued and outstanding, respectively	—	—
Class A Common Stock, $0.01 par value, 80,000,000 authorized at September 30, 2009 and December 31, 2008; 12,395,716 and 12,361,711 shares issued and 10,100,818 and 10,443,313 shares outstanding, respectively	124	124
Class B Common Stock, $0.01 par value, 15,000,000 authorized at September 30, 2009 and December 31, 2008; 1,530,336 and 1,562,101 issued and outstanding, respectively	16	16
Additional paid-in capital	314,516	314,202
Accumulated other comprehensive loss	(2,146)	(1,989)
Retained earnings	29,159	33,641
Treasury stock at cost, 2,294,898 and 1,918,398 shares, respectively	(72,018)	(66,255)

Total Stockholders’ Equity	269,651	279,739

Total Liabilities and Stockholders’ Equity	$455,921	$498,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Reclassified)		(Reclassified)
		(see Note 11)		(see Note 11)
Revenues	$57,236	$57,740	$170,986	$174,475
Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	35,059	38,019	107,493	112,871
General and administrative	3,146	3,458	9,921	9,538
Residence lease expense	5,053	4,990	14,976	14,901
Depreciation and amortization	5,440	4,595	15,589	13,655
Loss due to property impairment	148	—	148	—
Goodwill impairment	—	—	16,315	—

Total operating expenses	48,846	51,062	164,442	150,965

Income from operations	8,390	6,678	6,544	23,510
Other expense:
Interest income	7	14	26	473
Interest expense	(1,914)	(1,741)	(5,451)	(5,412)

Income from continuing operations before income taxes	6,483	4,951	1,119	18,571

Income tax expense	(2,295)	(1,880)	(4,621)	(7,054)

Net income (loss) from continuing operations	4,188	3,071	(3,502)	11,517
Loss from discontinued operations, net of tax	(802)	(105)	(980)	(224)

Net income (loss)	$3,386	$2,966	$(4,482)	$11,293

Weighted average common shares:
Basic	11,655	12,271	11,806	12,593
Diluted	11,786	12,401	11,806	12,723
Per share data:
Basic earnings per common share
Earnings (loss) from continuing operations	$0.36	$0.25	$(0.30)	$0.91
Loss from discontinued operations	(0.07)	(0.01)	(0.08)	(0.02)

Net income (loss)	$0.29	$0.24	$(0.38)	$0.89

Diluted earnings per common share
Earnings (loss) from continuing operations	$0.36	$0.25	$(0.30)	$0.91
Loss from discontinued operations	(0.07)	(0.01)	(0.08)	(0.02)

Net income (loss)	$0.29	$0.24	$(0.38)	$0.89

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
OPERATING ACTIVITIES:
Net (loss) income	$(4,482)	$11,293
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,889	13,935
Goodwill impairment	16,315	—
Loss due to property and equipment impairment	1,379	—
Amortization of purchase accounting adjustments for leases and debt	(296)	(549)
Provision for bad debts	(66)	27
Provision for self-insured liabilities	717	673
Loss on sale or disposal of fixed assets	54	160
Equity-based compensation expense	320	104
Deferred income taxes	(28)	3,328
Changes in assets and liabilities:
Accounts receivable	367	(145)
Supplies, prepaid expenses and other current assets	(569)	835
Current assets — discontinued operations	(106)	—
Deposits in escrow	141	(208)
Accounts payable	(738)	(413)
Accrued liabilities	1,220	854
Current liabilities — discontinued operations	87	—
Deferred revenue	819	1,850
Payments of self-insured liabilities	(547)	(185)
Income taxes payable / receivable	3,312	96
Changes in other non-current assets	461	7,906
Non-current assets — discontinued operations	534	—
Other long-term liabilities	1,049	799
Long-term liabilities — discontinued operations	(14)	—

Cash provided by operating activities	35,818	40,360

INVESTING ACTIVITIES:
Payment for executive retirement plan securities	(156)	(64)
Payment for acquisitions	—	(14,532)
Cash designated for acquisition	—	14,864
Payments for new construction projects	(12,888)	(12,102)
Payments for purchases of property and equipment	(12,346)	(12,283)

Cash used in investing activities	(25,390)	(24,117)

FINANCING ACTIVITIES:
Purchase of treasury stock	(5,763)	(21,276)
Proceeds on borrowings on revolving credit facility	—	7,000
Repayment of revolving credit facility	(24,000)	—
Proceeds from issuance of new mortgage debt	14,000	9,026
Repayment of mortgage debt	(8,675)	(18,712)

Cash used by financing activities	(24,438)	(23,962)

Decrease in cash and cash equivalents	(14,010)	(7,719)
Cash and cash equivalents, beginning of year	19,905	14,066

Cash and cash equivalents, end of period	$5,895	$6,347

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$5,771	$6,016
Income tax payments, net of refunds	715	3,511
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
As of September 30, 2009, Assisted Living Concepts, Inc. and its subsidiaries (“ALC” or the “Company”) operated 216 assisted and independent living residences in 20 states in the United States totaling 9,399 units. Four of these residences, consisting of 118 units, were classified as discontinued operations in the third quarter of 2009. ALC’s residences typically range from approximately 40 to 60 units and offer residents a supportive, home-like setting and assistance with the activities of daily living.
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
The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three and nine month periods ended September 30, 2009 and 2008 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature except for the impairment charges related to goodwill recorded in the first quarter of 2009 and to discontinued operations recorded in the third quarter of 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results are not necessarily indicative of results that may be expected for the entire year ending December 31, 2009.
Effective March 16, 2009, ALC implemented a one-for-five reverse stock split of its Class A and Class B Common Stock. All share and per share data in this report have been adjusted to reflect this reverse stock split.
During the first quarter of 2009, ALC’s transfer agent informed ALC of an immaterial error in the share count that related to 2008 conversions of Class B Common Stock to Class A Common Stock. The error did not change any previously reported weighted average shares or earnings per share numbers. ALC adjusted the share count as of December 31, 2008 to reflect the correct share count at that time.
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

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
At September 30, 2009 and December 31, 2008, the Company had approximately 80% and 73%, respectively, of its accounts receivable derived from private payers, with the balance owing under various state Medicaid programs. Although management believes there are no credit risks associated with government agencies other than possible funding delays, claims filed under the Medicaid program can be denied if not properly filed within a statute of limitations.
The Company periodically evaluates the adequacy of its allowance for doubtful accounts by conducting a specific review of amounts in excess of predefined target amounts and aging thresholds, which vary by payer type. Allowances for uncollectibility are considered based upon the evaluation of the circumstances for each of these specific accounts. In addition, the Company has developed internally-determined percentages for establishing an allowance for doubtful accounts which are based upon historical collection trends for each payer type and age of the receivables. Accounts receivable that the Company specifically estimates to be uncollectible, based upon the above process, are fully reserved in the allowance for doubtful accounts until they are written off or collected. The Company wrote off accounts receivable of $0.9 million and $0.7 million in the nine month periods ended September 30, 2009 and 2008, respectively. Bad debt expense was $0.8 million and $0.6 million for the nine month periods ended September 30, 2009 and 2008, respectively.
(c) Goodwill
Goodwill represents the cost of acquired net assets in excess of their fair market values. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and also reviewed at least annually for impairment.
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
During the first quarter of 2009, the Company experienced adverse economic conditions, which were reflected in declining equity prices. ALC’s stock price declined along with the overall market. The Company determined that the resulting significant change in its market capitalization warranted an interim review of goodwill.
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
The following is a summary of the changes in the carrying amount of goodwill for the nine month period ended September 30, 2009 (in thousands):

Balance at December 31, 2008	$16,315
Additions	—
Adjustments	(16,315)

Balance at September 30, 2009	$—

(d) Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity which under GAAP are excluded from results of operations. For the three and nine month periods ended September 30, 2009 and 2008, this consists of unrealized losses on available for sale investment securities, net of tax, and unrealized losses on interest rate swap derivatives, net of tax.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Net income (loss)	$3,386	$2,966	$(4,482)	$11,293
Unrealized gains (losses) on investments, net of tax expense (benefit) of $1, $(294), $(8) and $(644), respectively	122	(1,216)	(10)	(597)
Unrealized losses on derivatives, net of tax benefit of $122, $0, $91 and $0, respectively	(199)	—	(147)	—

Total comprehensive income (loss)	$3,309	$1,750	$(4,639)	$10,696

The components of accumulated other comprehensive loss, net of tax, are as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)
Unrealized losses on investments	$(1,344)	$(1,334)
Net unrealized losses on derivatives	(802)	(655)

Accumulated other comprehensive loss	$(2,146)	$(1,989)

(e)	Income Taxes
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

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2009 and December 31, 2008, ALC had total gross unrecognized tax benefits of approximately $0.7 million. Of the total gross unrecognized tax benefits, $0.4 million, if recognized, would reduce our effective tax rate in the period of recognition. At September 30, 2009 and December 31, 2008, we had accrued interest and penalties related to unrecognized tax benefits of $0.2 million.
ALC and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions. Federal tax returns for all periods after December 31, 2006 are open for examination. Various state tax returns for all periods after December 31, 2004 are open for examination. For the tax periods between February 1, 2005 and November 10, 2006, ALC was included in the consolidated federal tax returns of EHI. Tax issues between ALC and Extendicare are governed by a Tax Allocation Agreement entered into by ALC and Extendicare at the time of the Separation. During the quarter ended September 30, 2009, the Internal Revenue Service completed an examination of the partial tax year ended December 31, 2005 and the partial tax year ended November 10, 2006. ALC contends that, as a result of the examinations, Extendicare is required to pay ALC approximately $3.0 million. As of the date of this report, Extendicare has taken the position that it is not required to pay this amount to ALC because Extendicare alleges ALC breached the Tax Allocation Agreement. The parties are seeking to resolve the matter through dispute resolution procedures in the Tax Allocation Agreement.
(f) Recently Adopted Accounting Standards
The Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“ASC”) effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC is an aggregation of previously issued authoritative GAAP in one comprehensive set of guidance organized by subject area. ALC implemented this standard in the third quarter of 2009 and it did not have a material impact on ALC’s condensed consolidated financial position and results of operations. In accordance with the ASC, references to previously issued accounting standards have been replaced by ASC references. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (“ASU”).
On January 1, 2009, ALC adopted an amendment to ASC Topic 805. This guidance was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. ASC 805 establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.
On January 1, 2009 ALC adopted new guidance on determining the useful life of intangible assets, primarily codified in ASC Topic 350. The new guidance amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption did not have a material effect on the current period’s Condensed Consolidated Financial Statements.
On April 1, 2009, ALC adopted new guidance regarding interim disclosures about fair value of financial instruments, primarily codified in ASC Topic 825. The new guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Since this guidance requires only additional disclosures of fair values of financial instruments in interim financial statements, the adoption did not affect ALC’s financial position or results of operations.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On January 1, 2009, ALC adopted new guidance on determining whether instruments granted in share-based payment transactions are participating securities, primarily codified in ASC Topic 260. The new guidance clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. Since the Separation Date, ALC has not declared a cash dividend and, as such, the adoption of this new guidance had no impact on the current consolidated results of operations and financial condition.
On January 1, 2009, ALC adopted new guidance on consolidations relating to noncontrolling interests, primarily codified in ASC Topic 810. The new guidance establishes accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements, and eliminates the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. ALC has no minority interests and, as such, the adoption of this new guidance had no impact on ALC’s current consolidated results of operations and financial condition.
On January 1, 2009, ALC adopted new guidance requiring enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on entities’ financial position, financial performance and cash flows, primarily codified in ASC Topic 815. Among other things, the new guidance requires disclosures of the fair value of derivative instruments and associated gains and losses in a tabular format. Since the new guidance requires only additional disclosures about ALC’s derivative and hedging activities, the adoption did not affect ALC’s financial position or results of operations. Related disclosures can be found in Note 9 in the Notes to Condensed Consolidated Financial Statements.
On June 30, 2009, ALC adopted new guidance on the treatment of subsequent events, primarily codified in ASC Topic 855. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company has evaluated subsequent events through November 9, 2009, the date these financial statements were issued.
(g) Recently Issued Accounting Pronouncements
Described below are recent changes in accounting guidance that may have a significant effect on ALC’s financial statements. Recent guidance that is not anticipated to have an impact on or are unrelated to ALC’s financial condition, results of operations or related disclosures are not discussed.
In June 2009, the FASB issued new accounting guidance on transfers of financial assets. The new guidance eliminates the concept of a qualifying special purpose entity and removes the exception from applying the current guidance for consolidation of variable interest entities to qualifying special purpose entities. The new guidance also defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. The statement also requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The guidance will be effective for ALC on January 1, 2010. ALC does not expect the adoption of this guidance to have a material impact on ALC’s consolidated financial statements.
In June 2009, the FASB issued new accounting guidance on consolidation of variable interest entities, primarily codified in ASC Topic 810. The new guidance amends the process for identifying the primary beneficiary in variable interest entities and requires ongoing assessments for purposes of identifying the primary beneficiary. The new guidance also requires enhanced disclosures intended to provide users of financial statements with more transparent information about an entity’s involvement in variable interest entities. The new guidance will be effective for ALC on January 1, 2010. ALC does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In October 2009, the FASB issued new guidance on multiple-deliverable revenue arrangements. This new guidance amends the criteria for separating deliverables as well as how to measure and allocate consideration for multiple arrangements. The guidance also expands the disclosures related to a vendor’s multiple deliverable revenue arrangements. The new guidance will be effective prospectively for new revenue arrangements entered into or materially modified in 2011. ALC is currently assessing the impact of adopting this new guidance.
(h) Reclassifications
Certain reclassifications have been made in the prior years’ financial statements to conform to the current year’s presentation. These include reclassifications for discontinued operations, deposits in escrow, and executive retirement plan purchases.
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

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
A summary of Options/SARs activity as of and for the nine month periods ended September 30, 2009 and 2008 is presented below.

	2009		2008
		Weighted		Weighted
	#	Average	#	Average
	Options	Exercise	Options	Exercise
	/ SARs	Price	/ SARs	Price
Outstanding at beginning of period	129,500	$30.10	64,000	$59.00
Granted	127,000	$15.65	129,500	$30.10
Exercised	—	—	—	—
Expired	(97,500)	$29.45	(64,000)	$59.00

Outstanding at end of period	159,000	$18.96	129,500	$30.10

Options Exercisable at September 30	10,667	$32.10	—	$—

Weighted average fair value of options	$9.89		$13.21

Aggregate intrinsic value of options	$643,910		$—

Weighted average contractual term	4.5 years		4.9 years

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Compensation expense related to the Options/SARs of $132,152 and $59,178 was recorded in the quarters ended September 30, 2009 and 2008, respectively, and $320,118 and $103,516 was recognized for the nine month periods ended September 30, 2009 and 2008, respectively. Unrecognized compensation cost at September 30, 2009 and 2008 was approximately $1.2 million and $0.6 million, respectively, and the weighted average period over which it is expected to be recognized is three years.
4. EARNINGS PER SHARE
Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of incremental shares available from stock option exercises and from conversion of Class B common shares which are convertible into Class A common shares at a rate of 1.075 Class A common shares per Class B common share. Common stock equivalents from Options/SARs and Class B common shares are excluded for the nine month period ended September 30, 2009 because their effect was anti-dilutive. Common stock equivalents from Options/SARs were excluded from the earnings per share calculation for the three and nine month periods ended September 30, 2008 because their effect was anti-dilutive.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and nine month periods ended September 30, 2009 and 2008. The prior year earnings per share have been restated to reflect the impact of discontinued operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Basic earnings per share calculation
Numerator:
Income (loss) from continuing operations	$4,188	$3,071	$(3,502)	$11,517
Loss from discontinued operations, net of tax	(802)	(105)	(980)	(224)

Net income (loss) to common stockholders	$3,386	$2,966	$(4,482)	$11,293

Denominator:
Weighted average of common shares outstanding	11,655	12,271	11,806	12,593

Income (loss) from continuing operations	$0.36	$0.25	$(0.30)	$0.91
Loss from discontinued operations, net of tax	(0.07)	(0.01)	(0.08)	(0.02)

Basic earnings (loss) per share	$0.29	$0.24	$(0.38)	$0.89

Diluted earnings per share calculation
Numerator:
Income (loss) from continuing operations	$4,188	$3,071	$(3,502)	$11,517
Loss from discontinued operations, net of tax	(802)	(105)	(980)	(224)

Net income (loss) to common stockholders	$3,386	$2,966	$(4,482)	$11,293

Denominator:
Weighted average of common shares outstanding	11,655	12,271	11,806	12,593
Assumed conversion of Class B shares	115	130	—	130
Dilutive effect of stock options	16	—	—	—

Diluted weighted average shares outstanding	11,786	12,401	11,806	12,723

Income (loss) from continuing operations	$0.36	$0.25	$(0.30)	$0.91
Loss from discontinued operations, net of tax	(0.07)	(0.01)	(0.08)	(0.02)

Diluted earnings (loss) per share	$0.29	$0.24	$(0.38)	$0.89

5. SHARE REPURCHASE
On August 9, 2009, the Board of Directors authorized the repurchase of up to $15 million of shares of Class A Common Stock over the twelve-month period ending August 9, 2010. Shares may be repurchased in the open market or in privately negotiated transactions from time to time in accordance with appropriate Securities and Exchange Commission guidelines and regulations and subject to market conditions, applicable legal requirements, and other factors. This share repurchase authorization replaces the share repurchase program initiated in December 2006 which authorized the repurchase of up to $80 million of shares of Class A Common Stock and which expired August 6, 2009. The stock repurchases were financed through existing funds and borrowings under the Company’s existing $120 million revolving credit facility. At September 30, 2009, approximately $14.4 million remained available under the new repurchase program. Treasury stock has been accounted for using the cost method.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information on share repurchases during the three and nine month periods ended September 30, 2009.

	2009
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	(Dollars in thousands, except per share amounts)
			Ave.			Ave.
			Cost Per			Cost Per
	Shares	Cost	Share	Shares	Cost	Share
$80 Million Plan	25,300	$337	$13.33	349,651	$5,172	$14.79
$15 Million Plan	26,849	564	21.00	26,849	564	21.00

Total	52,149	$901	$17.28	376,500	$5,736	$15.23

Cost and average cost per share exclude fees of $27 thousand.
6. DEBT
Long-term debt and capital lease obligations consisted of the following:

	Interest	September 30,	December 31,
	Rate	2009	2008
	(In thousands)
Mortgage note, bearing interest at 6.24%, due 2014 (1)	6.35%	$33,737	$34,352
Mortgage note, bearing interest at 6.5%, due 2014	6.70%	13,917	—
Mortgage note, bearing interest at 8.65%, due 2009	—	—	7,140
Capital lease obligations, interest rates ranging from 2.84% to 13.54%, maturing through 2009	6.47%	—	2,356
Mortgage note, bearing interest at 7.07%, due 2018	7.18%	8,879	8,966
Oregon Trust Deed Notes, interest rates ranging from 0% to 9.0%, maturing from 2021 through 2026 (1)	7.15%	8,512	8,726
HUD Insured Mortgages, interest rates ranging from 5.66% to 5.85%, due 2032	5.79%	4,144	4,201
HUD Insured Mortgage, bearing interest at 7.55%, due 2036 (1)	7.12%	2,987	3,015
$120 million credit facility bearing interest at floating rates, due November 2011	(2)	55,000	79,000

Total debt		127,176	147,756
Less current maturities		(1,794)	(10,866)

Total long-term debt		$125,382	$136,890

(1)	Interest rate is effective interest rate for the nine months ended September 30, 2009. The effective interest rate is determined as the interest expense for the year divided by the recorded fair value of the debt instrument as of January 1, 2005.

(2)	Borrowings under this facility bear interest at a floating rate at ALC’s option equal to LIBOR plus a margin of 150 basis points or prime. At September 30, 2009, prime was 3.25% and LIBOR was 0.25%.
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

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.50% Mortgage Note due 2014
On June 12, 2009, ALC entered into a loan agreement by and between ALC Three, LLC, a wholly-owned subsidiary of ALC (“Borrower”), ALC as guarantor, and TCF National Bank (the “Loan Agreement”) pursuant to which TCF National Bank lent $14 million to Borrower.
The loan bears interest at a fixed rate of 6.5% per annum, has a five year maturity, is amortized over a twenty year period, and is secured by a mortgage and assignment of leases with respect to two assisted living residences in Iowa and one in Indiana consisting of 166 units. Prepayment of the loan in excess of 10% of the principal balance in any anniversary year will require a prepayment fee of 3% in the first or second year, 2% in the third or forth year, and 1% thereafter. Performance and payment of obligations under the Loan Agreement and related note are guaranteed by ALC pursuant to the terms of a guaranty agreement. ALC incurred $0.2 million of closing costs which are being amortized over the five year life of the loan.
In addition to customary representations, covenants and default provisions, the Loan Agreement requires that the mortgaged residences maintain minimum annual levels of rental income and earnings before interest, taxes, depreciation and amortization. In addition, the Loan Agreement requires that ALC maintain minimum consolidated leverage and consolidated fixed charge coverage ratios during the term of the loan.
Mortgage Note due 2009
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
Capital Lease Obligations
In March 2005, ALC amended lease agreements relating to five assisted living residences located in Oregon. The amended lease agreements provided ALC with an option to purchase the residences in 2009 for cash of $5.6 million and the assumption of approximately $4.7 million of underlying Oregon Trust Deed Notes due 2036 bearing interest at an average rate of 8.03% (the “ALF Oregon Bonds”) which are secured by these properties. The option to purchase was determined to be a bargain purchase price, requiring that the classification of these leases be changed from operating to capital. As a result, a capital lease obligation of $12.8 million was recorded, which represents the estimated market value of the properties as of the lease amendment date and also approximates the present value of future payments due under the lease agreements, and the purchase option payment and contemplates payoff of the assumed debt.
On July 1, 2009, ALC allowed its option to purchase the five residences constituting a total of 157 units to expire. Based on the terms of the lease agreement, one of the five residences consisting of 39 units will revert back to a previous operating lease arrangement allowing ALC the ability to operate that residence until February 2014 (with a right to extend an additional five years). During the nine month period ended September 30, 2009, ALC recorded an impairment charge of $0.1 million in continuing operations related to this building.
The lease agreement provides that ALC will cease to operate the other four residences consisting of 118 units on December 31, 2009. At September 30, 2009, the four residences are classified as discontinued operations and ALC recorded an impairment charge in discontinued operations during the nine month period ended September 30, 2009 related to the write off of the capital lease assets and capital lease obligation of $0.5 million and an additional impairment charge related to furniture and equipment remaining with the lessor of $0.7 million.

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
Oregon Trust Deed Notes
The Oregon trust deed notes (“Oregon Trust Deed Notes”) are secured by buildings, land, furniture and fixtures of nine Oregon assisted living residences with a combined carrying value of $9.1 million. The notes are payable in monthly installments including interest at effective rates ranging from 0% to 9.00%. The effective rate on the remaining term of the Oregon Trust Deed Notes is 7.2%.
Under debt agreements relating to the Oregon Trust Deed Notes, ALC is required to comply with the terms of certain regulatory agreements until their scheduled maturity dates which range from June 2021 to March 2026.
HUD Insured Mortgages
The HUD insured mortgages (the “HUD Loans”) include three separate loan agreements entered into in 2001 between subsidiaries of ALC and the lenders. The mortgages are each secured by a separate assisted living residence located in Texas with a combined carrying value of $9.7 million. Two of the three HUD Loans were refinanced in the third quarter of 2007. The HUD loans bear interest ranging from 5.66% to 7.55% and averaging 6.35%. Principal on the refinanced loans may not be prepaid in the first two years. Prepayments may be made any time after the first two years. As of September 30, 2009, $4.2 million of HUD Loans mature in September 2032 and $3.0 million mature in August 2036.
$120 Million Credit Facility
On November 10, 2006, ALC entered into a five year, $100 million credit facility with General Electric Capital Corporation and other lenders. The facility is guaranteed by certain ALC subsidiaries that own 64 residences and secured by a lien against substantially all of the assets of ACL and such subsidiaries. Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate or LIBOR plus an amount that varies according to a pricing grid based on a consolidated leverage test. Since the inception of this facility, this amount has been 150 basis points. Average interest rates under the facility were 2.01% and 4.55% during the nine month periods ended September 30, 2009 and 2008, respectively.
On August 22, 2008, ALC entered into an agreement to amend its then $100 million revolving credit agreement to allow ALC to borrow up to an additional $20 million, bringing the size of the facility to $120 million. Under certain conditions and subject to possible market rate adjustments on the entire facility, ALC may request that the facility be increased up to an additional $30 million.
In general, borrowings under the facility are limited to five times ALC’s consolidated net income plus, in each case to the extent included in the calculation of consolidated net income, customary add-backs in respect of provisions for taxes, consolidated interest expense, amortization and depreciation, losses from extraordinary items, and other non-cash expenditures (including non-recurring expenses incurred by ALC in connection with the separation of ALC and Extendicare) minus, in each case to the extent included in the calculation of consolidated net income, customary deductions in respect of credits for taxes, interest income, gains from extraordinary items, and other non-recurring gains. ALC is subject to certain restrictions and financial covenants under the facility including maintenance of minimum consolidated leverage and minimum consolidated fixed charge coverage ratios. Payments for capital expenditures, acquisitions, dividends and stock repurchases may be restricted if ALC fails to maintain consolidated leverage ratio levels specified in the facility. In addition, upon the occurrence of certain transactions, including but not limited to sales of property mortgaged to General Electric Capital Corporation and the other lenders, equity and debt issuances and certain asset sales, ALC may be required to make mandatory prepayments. ALC is also subject to other customary covenants and conditions. Outstanding borrowings under the line were $55 million and $79 million as of September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009 and December 31, 2008, ALC was in compliance with all applicable financial covenants and available borrowings under the facility were $65 million and $41 million, respectively.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unfavorable Market Value of Debt Adjustment
ALC debt in existence at the date ALC was purchased by Extendicare in 2005 was evaluated and determined, based upon prevailing market interest rates, to be under valued. The unfavorable market value adjustment upon acquisition was $3.2 million. The market value adjustment is amortized on an effective interest basis, as an offset to interest expense, over the term of the debt agreements. The amount of amortization of the unfavorable market value adjustment was $0.0 million and $(0.2) million for the nine month periods ended September 30, 2009 and 2008, respectively.
Letters of credit
As of September 30, 2009, ALC had $5.7 million in outstanding letters of credit, the majority of which are collateralized by property. Approximately $3.9 million of the letters of credit provide security for worker’s compensation insurance and the remaining $1.8 million of letters of credit are security for landlords of leased properties. During 2008, ALC changed general and professional liability insurance carriers and converted from being self-insured to full commercial insurance on a portion of its general and professional liability insurance program which resulted in the release of a $5.0 million letter of credit. All the letters of credit are renewed annually and have maturity dates ranging from January 2010 to October 2010.
Expansion program
By the end of the third quarter of 2009 we had completed, licensed, and begun accepting new residents in 322 units under our program to add 400 units to existing owned buildings. Construction continues on the remaining expansion units. We are currently targeting completion of the remaining 78 units by the third quarter of 2010. To date, actual costs remain consistent with our original estimates of $125,000 per unit.
7. PROPERTY AND EQUIPMENT
Property and equipment and related accumulated depreciation and amortization consisted of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
Land and land improvements	$27,052	$26,722
Buildings and improvements	437,912	401,986
Furniture and equipment	29,915	26,428
Leasehold improvements	7,379	5,336
Construction in progress	2,879	27,934

	505,137	488,406
Less accumulated depreciation and amortization	(89,264)	(75,257)

	$415,873	$413,149

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents information about ALC’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques used by ALC to determine such fair value (in thousands):

			Significant
	Total carrying	Quoted prices	other	Significant
	value at	in active	observable	unobservable
	September 30,	markets	inputs	inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities — available-for-sale	$3,265	$3,265	$—	$—
Liabilities
Derivative financial instruments	(1,294)	—	(1,294)	—
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
For the quarter ended September 30, 2009, ALC recognized an unrealized loss of $0.2 million in other comprehensive income, which represents the net decrease in the fair value of interest rate swaps of $0.3 million and an unrealized gain on its available-for-sale investment securities of $0.1 million.
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
ALC enters into derivative financial instruments, specifically interest rate swaps, for non-trading purposes. ALC may use interest rate swaps from time to time to manage interest rate risk associated with floating rate debt. As of September 30, 2009, ALC was party to two interest rate swaps with a total notional amount of $50.0 million. ALC elected to apply hedge accounting for these interest rate swaps because they are economic hedges of ALC’s floating rate debt and ALC does not enter into derivatives for speculative purposes. As of September 30, 2009, the derivative contracts both had negative net fair values based on current market conditions affecting interest rates and are recorded in other long-term liabilities.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the interest rate swap contracts outstanding at September 30, 2009 (in thousands):

	Fixed	Notional	Effective	Expiration	Estimated
	Interest Rate	Amount	Date	Date	Fair Value
Interest rate swap — November 2008	2.83%	$30,000	11/13/2008	11/14/2011	$(1,022)
Interest rate swap — March 2009	1.98%	$20,000	3/11/2009	11/14/2011	$(272)
9. DERIVATIVE FINANCIAL INSTRUMENTS
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
ALC designates interest rate swaps as cash flow hedges of variable-rate borrowings. ALC has evaluated its energy contracts and determined they meet the normal purchases and sales exception and therefore are exempted from the accounting and reporting requirements of ASC Topic 815.
For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Since the inception of ALC’s only two interest rate swaps, there has been no impact on the Consolidated Statements of Operations as both swaps have been 100% effective since entering the contracts and the contracts do not expire until November 2011, at which point the effective portion which had been previously recorded in other comprehensive income will be reclassified to earnings in the current period.
At September 30, 2009, ALC had no derivative contracts either designated as hedging instruments or not designated as hedging instruments in an asset position and had no derivative contracts not designated as hedging instruments in a liability position.
Fair Values of Derivative Instruments
Liability Derivatives
(In thousands)

	September 30, 2009		December 31, 2008
Derivatives Designated as Hedging	Balance Sheet		Balance Sheet
Instruments	Location	Fair Value	Location	Fair Value
Interest rate contracts	Other long-term liabilities	$1,294	Other long-term liabilities	$1,056
The Effect of Derivative Instruments on the Statement of Operations
(In thousands)

	Amount of Gain Recognized in OCI on Derivatives
	(Effective Portion)
Derivatives in Cash	Three Months Ended September 30,		Nine months ended September 30,
Flow Hedging Relationships	2009	2008	2009	2008
Interest rate contracts	$(321)	$—	$(238)	$—

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. COMMITMENTS AND CONTINGENCIES
On August 1, 2009, ALC elected to decline its option to renew its leases with one lessor on nine residences, two of which are located in New Jersey and seven of which are located in Texas, constituting of a total of 365 units. The residences have individual leases all with the same lessor. Three of the leases will terminate in November 2010, three terminate in August 2011, two terminate in April of 2012 and the last lease terminates in May 2012. Although ALC has declined its option to renew its lease on these properties, it may consider alternative arrangements with the landlord.
In the event that alternative arrangements with the landlord are not made, ALC would cease to operate the nine residences consisting of 365 units and all assets and obligations would be written off to the extent they are not recoverable. As of September 30, 2009, the net assets from these residences were approximately $1.3 million. Effective with the decision to not renew the leases, ALC has accelerated the depreciation and amortization on the respective furniture, fixtures, equipment and leasehold improvements such that the net assets will be fully depreciated upon termination of the respective leases. For the full year of 2008 the nine residences had revenues and a pre-tax loss of $8.8 million and $1.0 million, respectively. For the nine months ended September 30, 2009 the nine residences had revenues and a pre-tax loss of $6.6 million and $0.5 million, respectively.
In addition, the failure to meet certain operating and occupancy covenants in the CaraVita operating lease could give the lessor the right to accelerate the lease obligations and terminate our right to operate all or some of those properties. We were in compliance with all such covenants as of September 30, 2009, but declining economic conditions could constrain our ability to remain in compliance in the future. Failure to comply with those obligations could result in our being required to make an accelerated payment of the present value of the remaining obligations under the lease through its expiration in March 2015 (approximately $25.5 million as of September 30, 2009), as well as the loss of future revenue and cash flow from the operations of those properties. The acceleration of the remaining obligation and loss of future cash flows from operating those properties could have a material adverse impact on our operations.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. DISCONTINUED OPERATIONS
In the third quarter of 2009, ALC elected not to exercise a purchase option on five residences it operates under a master lease agreement. As a result, at December 31, 2009 ALC will cease operations at four of the five residences and has classified these four residences (consisting of 118 units) as discontinued operations. The remaining residence (consisting of 39 units) will continue to be operated by ALC under an operating lease which expires on February 28, 2014 (with a right to extend an additional five years).
The following is a summary of the results of operations for residences that are under a plan of divestiture.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(In thousands)
	2009	2008	2009	2008
Revenues	$743	$627	$2,008	$1,993

Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	516	558	1,600	1,651
Residence lease income	(5)	(3)	(11)	(7)
Depreciation and amortization	105	96	300	280
Loss on impairment*	1,231	—	1,231	—

Total operating expenses	1,847	651	3,120	1,924

(Loss) income from operations	(1,104)	(24)	(1,112)	69
Other expense:
Interest income	1	3	3	14
Interest expense	(137)	(145)	(416)	(439)

Loss from discontinued operations before income taxes	(1,240)	(166)	(1,525)	(356)
Income tax benefit	438	61	545	132

Net loss from discontinued operations	$(802)	$(105)	$(980)	$(224)

Weighted average common shares:
Basic	11,655	12,271	11,806	12,593
Diluted	11,786	12,401	11,806	12,723
Revenue per share data:
Basic discontinued revenue per share	$0.06	$0.05	$0.17	$0.16
Diluted discontinued revenue per share	$0.06	$0.05	$0.17	$0.16

*	Includes $0.5 million impairment loss on write off of capital lease assets and obligations and $0.7 million impairment of furniture and equipment remaining with the lessor at the termination of the lease on December 31, 2009.

ASSISTED LIVING CONCEPTS, INC.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Executive Overview
On a continuing residences basis, average private pay occupancy in the third quarter of 2009 increased by 27 units from the second quarter of 2009 and declined by 73 units from the third quarter of 2008. Private pay occupancy levels throughout the quarter were consistent with occupancy levels experienced at the end of the second quarter of 2009. We believe our success in attracting and maintaining private pay residents continues to be affected by current general economic conditions. Poor economic conditions affect private pay occupancy because:
•	residents have insufficient investment income or are unable to obtain necessary funds from the sale of their homes or other investments;
•	family members are more willing and able to provide care at home; and
•	independent living facilities are accepting traditional assisted living residents.
We refer to this as the “Economic Impact”.
On a continuing residence basis, average Medicaid occupancy in the third quarter of 2009 decreased by 290 and 74 units as compared to the third quarter of 2008 and the second quarter of 2009, respectively. Our Medicaid census continues to decline overall because we no longer accept new Medicaid residents and only allow private pay residents to roll over into Medicaid programs at a very limited number of residences. This planned reduction in Medicaid occupancy is referred to in this report as the “Medicaid Impact”. We believe the Medicaid Impact is a necessary part of our long-term operating strategy to improve our overall revenue base. As a result of this forward-looking strategy of exiting Medicaid contracts and reducing the number of units available to residents who pay through Medicaid programs, less than 5% of our revenues are currently derived from Medicaid programs. Recently announced reductions in Medicaid reimbursement rates are not expected to have a significant impact on our earnings.
We review our rates on an annual basis or as market conditions dictate. As in past years, we implemented rate increases as of the first of January. Rate increases, combined with our improved mix of private pay occupancy, resulted in an overall average rate increase in the third quarter of 2009 of 5.4% as compared to the third quarter of 2008 and 0.7% as compared to the second quarter of 2009.
In the third quarter of 2009 and 2008, average occupancy for all continuing residences was 63.2% and 68.3%, respectively, and private pay revenues as a percent of total revenues was 95.7% and 92.2%, respectively.
From time to time, we may increase or reduce the number of units we actively operate, which may affect reported occupancy and occupancy percentages.
Unit expansions
We have opened 322 units as part of our program to add 400 units to existing residences. These openings added 299 and 60 units to the average number of available units in the third quarter of 2009 as compared to the third quarter of 2008 and the second quarter of 2009, respectively. The additional average occupied units from the expansion increased private pay occupancy during the third quarter of 2009 by 59 and 22 units as compared to the third quarter of 2008 and the third quarter of 2009, respectively.

ASSISTED LIVING CONCEPTS, INC.
Temporary closings
Throughout the third quarter of 2009, 159 units were temporarily closed for future refurbishment, reducing the average number of available units by 159 as compared to the third quarter of 2008 and by 159 units as compared to the second quarter of 2009, respectively. The reduction in average occupied units from the refurbishment programs reduced private pay occupancy by 23 units from the third quarter of 2008 and had no private pay occupancy impact from the second quarter of 2009.
Discontinued Operations
In the third quarter of 2009, ALC elected not to exercise a purchase option on five residences it operates under a master lease agreement. As a result, at December 31, 2009 ALC will cease operations at four of the five residences and has classified these four residences (consisting of 118 units) as discontinued operations. The remaining residence (consisting of 39 units) will continue to be operated by ALC under an operating lease which expires in February 2014 (with a right to extend an additional five years). During the third quarter of 2009, the discontinued units were occupied by 66 private pay residents and eight Medicaid residents.
Business Strategies
We plan to grow our revenue and operating income and improve our overall revenue base by:
•	increasing the overall size of our portfolio by building additional capacity and making acquisitions;
•	increasing our occupancy rate and the percentage of revenue derived from private pay sources;
•	applying operating efficiencies achievable from owning a large number of assisted living residences; and
•	increasing the attractiveness and operating results of our portfolio by refurbishing and repositioning residences or eliminating residences that do not meet our internal goals.
Increasing the overall size of our portfolio by building additional capacity and making acquisitions
We continually review our portfolio for opportunities to add capacity to our best performing buildings.
In February 2007, we announced plans to add a total of 400 units to our existing owned buildings. By the end of the third quarter of 2009, we had completed, licensed, and begun accepting new residents in 322 of these units. Construction continues on the remaining expansion units. As of the date of this report, we are targeting completion of the remaining 78 units by the third quarter of 2010. We spent $35 million through September 30, 2009, and expect to spend an additional $4 million in 2009 and $11 million in 2010 related to this expansion program. To date, actual cost remains consistent with our original estimates of $125,000 per unit. This unit cost includes the addition of common areas such as media rooms, family gathering areas and exercise facilities. Our process of selecting buildings for expansion consisted of identifying what we believe to be our best performing buildings as determined by factors such as occupancy, strength of the local management team, private pay mix, and demographic trends for the area.
We expect to continue to evaluate our portfolio of properties for potential expansion opportunities but have no immediate plans to add additional units to existing buildings beyond the 400 units in our current expansion program.
We intend to continue to grow our portfolio of residences by making selective acquisitions in markets with favorable private pay demographics.

ASSISTED LIVING CONCEPTS, INC.
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
We plan to continue to improve our payer mix by increasing the size of our private pay population. Specifically, from November 2006 through September 30, 2009, we increased the number of units available to private pay residents by exiting Medicaid contracts at 59 of our residences and reaching an agreement with the state of Oregon to gradually reduce the number of units available to Medicaid residents through attrition. In limited circumstances we may be required to allow residents who are private pay to remain in the residence if they later convert to Medicaid. We plan to continue to focus on moving private pay residents into our residences.
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
Applying efficiencies achievable from operating a large number of assisted living residences
The senior living industry, and specifically the independent living and assisted living segments, is large and fragmented and characterized by many small and regional operators. According to figures available from the American Seniors Housing Association, the top five operators of senior living residences measured by total resident capacity service less than 14% of total capacity. We leverage the efficiencies of scale we have achieved through the consolidated purchasing power of our residences, our standardized operating model, and our centralized financial and management functions to lower costs at our residences.
Increasing the attractiveness and operating results of our portfolio by refurbishing and repositioning residences or eliminating residences that do not meet our internal goals
We continually evaluate our portfolio to identify opportunities to improve the attractiveness and operating results of our residences. We regularly upgrade and replace items such as flooring, wall coverings, furniture and dishes and flatware at our residences. In addition, from time to time we may temporarily close residences to facilitate refurbishing and repositioning them in the marketplace. If we determine that the investment necessary to refurbish and reposition a residence is not warranted, we may seek to remove the residence from our portfolio through sale or other disposition.

ASSISTED LIVING CONCEPTS, INC.
In April 2008 we temporarily closed a 50 unit residence in Texas and in the first quarter of 2009 we temporarily closed three residences consisting of 109 units in Oregon. While we currently expect to refurbish these residences, we are also considering a variety of other options, including the sale of one or more of these residences. We believe these residences are located in markets with strong growth potential but require some updating and repositioning in the market. Once underway, refurbishments are expected to take three to nine months to complete. We expect these projects will take approximately twelve additional months to stabilize occupancy. We expect to spend approximately $200,000 to $400,000 on each refurbishment project.
As of the date of this report we have identified four properties, consisting of 165 units, which we expect to close in the fourth quarter of 2009. Similar to the 159 units that are currently closed, while we expect to refurbish these residences, we are considering a variety of other options, including the potential sale of one or more of these residences.
In the third quarter of 2009 we elected not to exercise a purchase option on five residences in Oregon. As a result, we will cease operations at four of the five residences at the end of 2009.
On August 1, 2009, ALC elected to decline its option to renew its leases with one lessor on nine residences, two of which are located in New Jersey and seven of which are located in Texas, constituting of a total of 365 units. The residences have individual leases all with the same lessor. Three of the leases will terminate in November 2010, three terminate in August 2011, two terminate in April of 2012 and the last lease terminates in May 2012. Although ALC has declined its option to renew its lease on these properties, it may consider alternative arrangements with the landlord.
In the event that alternative arrangements with the landlord are not made, ALC would cease to operate the nine residences consisting of 365 units and all assets and obligations would be written off to the extent they are not recoverable. As of September 30, 2009, the net assets from these residences were approximately $1.3 million. Effective with the decision to not renew the leases, ALC has accelerated the depreciation and amortization on the respective furniture, fixtures, equipment and leasehold improvements such that the net assets will be fully depreciated upon termination of the respective leases. For the full year of 2008 the nine residences had revenues and a pre-tax loss of $8.8 million and $1.0 million, respectively. For the nine months ended September 30, 2009 the nine residences had revenues and a pre-tax loss of $6.6 million and $0.5 million, respectively. At September 30, 2009, occupancy at these residences consisted of 190 and 18 private pay and Medicaid residents, respectively.
The remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:
•	Business Overview. This section provides a general financial description of our business, including the sources and composition of our revenues and operating expenses. In addition, this section outlines the key performance indicators that we use to monitor and manage our business and to anticipate future trends.
•	Consolidated Results of Operations. This section provides an analysis of our results of operations for the quarter and nine months ended September 30, 2009 compared to the quarter and nine months ended September 30, 2008.
•	Liquidity and Capital Resources. This section provides a discussion of our liquidity and capital resources as of September 30, 2009, and our expected future cash needs.
•	Critical Accounting Policies. This section discusses accounting policies which we consider to be critical to obtain an understanding of our consolidated financial statements because their application on the part of management requires significant judgment and reliance on estimations of matters that are inherently uncertain.
In addition to our core business, ALC holds share investments in Omnicare, Inc., a publicly traded corporation in the United States, BAM Investments Corporation, a Canadian publicly traded company, and MedX Health Corporation, a Canadian publicly traded corporation, and cash or other investments held by Pearson Indemnity Company Ltd. (“Pearson”), our wholly-owned consolidated Bermuda based captive insurance company formed primarily to provide self insured general and professional liability coverage.

ASSISTED LIVING CONCEPTS, INC.
Business Overview
Revenues
We generate revenue from private pay and, to a lesser extent, Medicaid sources. For the nine month periods ended September 30, 2009 and 2008, 94.8% and 91.3%, respectively, of our revenues were generated from private pay sources. Residents are charged an accommodation fee that is based on the type of accommodation they occupy and a service fee that is based upon their assessed level of care. We generally offer studio, one-bedroom and two-bedroom accommodations. The accommodation fee is based on prevailing market rates of similar assisted living accommodations. The service fee is based upon periodic assessments, which include input from the resident and the resident’s physician and family and establish the additional hours of care and service provided to the resident. We offer various levels of care for assisted living residents who require less or more frequent and intensive care or supervision. For the nine months ended September 30, 2009 and 2008, approximately 77% and 78%, respectively, of our private pay revenue was derived from accommodation fees with the balance derived from service fees. Both the accommodation and level of care service fees are charged on a per day basis, pursuant to residency agreements with month-to-month terms.
Medicaid reimbursement rates are generally lower than rates earned from private payers. Therefore, we consider our private pay mix an important performance indicator.
Although we intend to continue to reduce the number of units occupied by residents paying through Medicaid, as of September 30, 2009, we provided assisted living services to Medicaid funded residents at 55 of the 216 residences we operate. Medicaid programs in each state determine the revenue rates for accommodations and levels of care. The basis of the Medicaid rates varies by state and in certain states is subject to negotiation.
Residence Operations Expenses
For all continuing residences, residence operations expense percentages consisted of the following at September 30.

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Wage and benefit costs	62%	60%	61%	61%
Property related costs	22	22	22	21
Other operating costs	16	18	17	18

Total	100%	100%	100%	100%

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
Average Revenue Rate
The average revenue rate represents the average daily revenues earned from accommodation and service fees provided to both private pay and Medicaid residents. The daily revenue rate is calculated by dividing aggregate revenues earned by the total ADC in the corresponding period.
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

ASSISTED LIVING CONCEPTS, INC.
ADC
All Continuing Residences
The following table sets forth our average daily census (“ADC”) for the three and nine month periods ended September 30, 2009 and 2008 for both private pay and Medicaid residents for all of the continuing residences whose results are reflected in our condensed consolidated financial statements.
Average Daily Census

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Private pay	5,381	5,454	5,373	5,490
Medicaid	371	661	446	748

Total ADC	5,752	6,115	5,819	6,238

Private pay occupancy percentage	93.5%	89.2%	92.3%	88.0%

Private pay revenue percentage	95.7%	92.2%	94.8%	91.5%

During the three and nine month periods ended September 30, 2009, total ADC on an all continuing residences basis decreased 5.9% and 6.7%, respectively, while private pay ADC decreased 1.3% and 2.1%, and Medicaid ADC decreased 43.9% and 40.4%, from the corresponding periods of 2008. Private pay ADC decreased primarily from the Economic Impact and Medicaid ADC decreased due to the Medicaid Impact. As a result of the Medicaid Impact, partially offset by the Economic Impact, the private pay occupancy mix increased in percentage for the three and nine month periods ended September 30, 2009 from 89.2% to 93.5%, and from 88.0% to 92.3%, respectively, and the private pay revenue mix increased from 92.2% to 95.7% and from 91.5% to 94.8%, respectively, from the corresponding periods of 2008.
Same Residence Basis
The following table is presented on a same residence basis, and therefore removes the impact of the expansion units and residences temporarily closed for refurbishment. The table sets forth our ADC for the three and nine month periods ended September 30, 2009 and 2008 for both private and Medicaid payers for all residences on a same residence basis.
Average Daily Census

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Private pay	5,323	5,430	5,333	5,456
Medicaid	371	645	443	723

Total ADC	5,694	6,075	5,776	6,179

Private pay occupancy percentage	93.5%	89.4%	92.3%	88.3%

Private pay revenue percentage	95.6%	92.3%	94.8%	91.7%

During the three and nine month periods ended September 30, 2009, total ADC on a same residence basis decreased 6.3% and 6.5%, respectively, while private pay ADC decreased 2.0% and 2.3%, and Medicaid ADC decreased 42.5% and 38.7%, from the corresponding periods of 2008. Private pay ADC decreased primarily from the Economic Impact and Medicaid ADC decreased due to the Medicaid Impact. As a result of the Medicaid Impact, partially offset by the Economic Impact, the private pay occupancy mix increased in percentage for the three and nine month periods ended September 30, 2009 from 89.4% to 93.5%, and from 88.3% to 92.3%, respectively, and the private pay revenue mix increased from 92.3% to 95.6% and from 91.7% to 94.8%, respectively, from the corresponding periods of 2008.

ASSISTED LIVING CONCEPTS, INC.
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
Because of the impact that developmental units have on occupancy rates, we split occupancy information between mature and developmental units. In general, developmental units are defined as the additional units in a residence that have undergone an expansion or in a new residence that has opened. New units identified as developmental are classified as such for a period of no longer than twelve months after completion of construction. The 322 expansion units that have opened under our current expansion program constitute the developmental units for the three and nine months ended September 30, 2009. Developmental units for the quarter ended September 30, 2008, included 185 acquired units in Dubuque, Iowa and 24 expansion units. Developmental units for the nine months ended September 30, 2008, included the 185 acquired units in Dubuque, Iowa and 46 expansion units. All units that are not developmental are considered mature units.
All Continuing Residences
The following table sets forth our occupancy percentages for the three and nine month periods ended September 30, 2009 and 2008 for all mature and developmental continuing residences whose results are reflected in our condensed consolidated financial statements:
Occupancy Percentage

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Mature	64.7%	68.7%	65.5%	70.3%
Developmental	19.6%	48.7%	18.0%	44.3%

Total residences	63.2%	68.3%	64.4%	69.6%

For the three months ended September 30, 2009, we saw a decline in mature residences’ occupancy percentage from 68.7% to 64.7% and a decrease in occupancy in our developmental units from 48.7% to 19.6%. For the nine months ended September 30, 2009, we saw a decline in mature residences’ occupancy percentage from 70.3% to 65.5% and a decrease in occupancy in our developmental units from 44.3% to 18.0%.
During the three months ended September 30, 2009, occupancy percentages for all residences decreased from 68.3% in the corresponding period of 2008 to 63.2% in the 2009 period. During the nine months ended September 30, 2009, occupancy percentages for all residences decreased from 69.6% in the corresponding period of 2008 to 64.4% in the 2009 period.
The declines in our occupancy percentages for the three and nine months ended September 30, 2009 were primarily due to our continuing focused effort to reduce the number of units available for Medicaid residents and the Economic Impact. Changes in the developmental category are a function of the small number of units, the amount of time they have been open, and specific residences classified in this category.

ASSISTED LIVING CONCEPTS, INC.
Same Residence Basis
The following table sets forth the occupancy percentages outlined above on a same residence basis for the three and nine month periods ended September 30, 2009 and 2008, and therefore removes the impact of the expansion units and residences temporarily closed for refurbishment.
Occupancy Percentage

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Mature	64.7%	69.5%	65.6%	70.9%
Developmental	0.0%	48.7%	0.0%	44.3%

Total residences	64.7%	69.1%	65.6%	70.2%

For the three months ended September 30, 2009, we saw a decline in mature residences’ occupancy percentage from 69.5% to 64.7%. For the nine months ended September 30, 2009, we saw a decline in mature residences’ occupancy percentage from 70.9% to 65.6%.There were no residences classified as developmental on a same residence basis as of September 30, 2009.
The occupancy percentage for all residences decreased from 69.1% in the three month period ended September 30, 2008 to 64.7% in the corresponding period of 2009. The occupancy percentage for all residences decreased from 70.2% in the nine month period ended September 30, 2008 to 65.6% in the corresponding period of 2009. Both declines are primarily due to our continuing focused effort to reduce the number of units available for Medicaid residents and the Economic Impact.
Average Revenue Rate
All Continuing Residences
The following table sets forth our average daily revenue rates for the three and nine month periods ended September 30, 2009 and 2008 for all continuing residences whose results are reflected in our condensed consolidated financial statements.
Average Daily Revenue Rate

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Average daily revenue rate	$108.15	$102.64	$107.64	$102.08

The average daily revenue rate increased by 5.4% for both the three and nine month periods ended September 30, 2009 and 2008, respectively. In both cases, the average daily revenue rate increased primarily as a result of annual rate increases for both room and board and services.

ASSISTED LIVING CONCEPTS, INC.
Number of Residences Under Continuing Operations
The following table sets forth the number of residences under continuing operations as of September 30:

	2009	2008
Owned*	153	153
Under capital lease	—	5
Under operating leases	59	58

Total under operation	212	216

Percent of residences:
Owned	72.2%	70.8%
Under capital leases	—	2.3
Under operating leases	27.8	26.9

	100.0%	100.0%

*	Includes four residences temporarily closed for refurbishment in 2009 and one residence temporarily closed for refurbishment in 2008.
ADJUSTED EBITDA and ADJUSTED EBITDAR
The following table sets forth a reconciliation of net income to adjusted EBITDA and adjusted EBITDAR for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(In thousands)
Net income (loss)	$3,386	$2,966	$(4,482)	$11,293
Loss from discontinued operations, net of tax	802	105	980	224
Provision for income taxes	2,295	1,880	4,621	7,054

Income from continuing operations before income taxes	6,483	4,951	1,119	18,571
Add:
Depreciation and amortization	5,440	4,595	15,589	13,655
Interest income	(7)	(14)	(26)	(473)
Interest expense	1,914	1,741	5,451	5,412
Goodwill impairment	—	—	16,315	—
Loss on impairment	148	—	148	—
Loss on sale of disposal of fixed assets	54	160	54	160
Non-cash equity based compensation	132	60	320	104

Adjusted EBITDA	14,164	11,493	38,970	37,429
Add: Residence lease expense	5,053	4,990	14,976	14,901

Adjusted EBITDAR	$19,217	$16,483	$53,946	$52,330

The following table sets forth the calculations of adjusted EBITDA and adjusted EBITDAR percentages for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		($ In thousands)
Revenues	$57,236	$57,740	$170,986	$174,475

Adjusted EBITDA	$14,164	$11,493	$38,970	$37,429

Adjusted EBITDAR	$19,217	$16,483	$53,946	$52,330

Adjusted EBITDA as percent of total revenue	24.7%	19.9%	22.8%	21.5%

Adjusted EBITDAR as percent of total revenue	33.6%	28.5%	31.5%	30.0%

ASSISTED LIVING CONCEPTS, INC.
Both Adjusted EBITDA and Adjusted EBITDAR increased in the third quarter of 2009 primarily due to a decrease in residence operations expenses excluding the impact of damage caused by hurricanes in 2008 ($2.8 million) and a decrease in general and administrative expenses excluding non-cash equity based compensation ($0.4 million), partially offset by a decrease in revenues discussed below ($0.5 million). Residence operations expenses decreased primarily from lower labor and kitchen expenses as well as the absence of non-recurring expenses associated with hurricanes. Staffing needs in the third quarter of 2009 as compared to the third quarter of 2008, were lower because of a lower number of Medicaid residents who tend to have higher care needs than private pay residents. General economic conditions which enabled us to hire new employees at lower wage rates and new group purchasing plans which lowered purchasing costs resulted in lower labor and kitchen expenses. General and administrative expense decreased primarily from a change in timing of ALC’s all-company annual conference, which occurred in the third quarter of 2008 and is expected to occur again in the second quarter of 2010.
Both Adjusted EBITDA and Adjusted EBITDAR increased in the nine months ended September 30, 2009 primarily due to a decrease in residence operations expenses ($5.2 million) partially offset by decreased revenues discussed below ($3.5 million), an increase in general and administrative expenses excluding non-cash equity based compensation ($0.1 million) and, for EBITDA only, an increase in facility rent expense ($0.1 million). Residence operations expenses decreased primarily from lower labor and kitchen expenses as well as absence of non-recurring expenses associated with hurricanes. Staffing needs in the three quarters ended September 30, 2009 as compared to the three quarters ended September 30, 2008, were lower because of a lower number of Medicaid residents who tend to have higher care needs than private pay residents. General economic conditions, which enabled us to hire new employees at lower wage rates, and new group purchasing plans, which lowered purchasing costs, resulted in lower labor and kitchen expenses.
See “— Business Overview — Key Performance Indicators — Adjusted EBITDA and Adjusted EBITDAR” above for a discussion of our use of adjusted EBITDA and adjusted EBITDAR and a description of the limitations of such use.
Consolidated Results of Operations
Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008
The following table sets forth details of our revenues and net income as a percentage of total revenues for the three month periods ended September 30:

	2009	2008
Revenues	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	61.3	65.8
General and administrative	5.5	6.0
Residence lease expense	8.8	8.6
Loss on impairment — Fixed assets	0.3	—
Depreciation and amortization	9.5	8.0

Total operating expenses	85.4	88.4

Income from operations	14.6	11.6
Interest expense	(3.3)	(3.0)

Income from continuing operations before income taxes	11.3	8.6
Income tax expense	(4.0)	(3.3)
Loss from discontinued operations, net of tax	(1.4)	(0.2)

Net income	5.9%	5.1%

ASSISTED LIVING CONCEPTS, INC.
Revenues
Revenues in the third quarter of 2009 decreased from the third quarter of 2008 primarily due to the planned reduction in the number of units occupied by Medicaid residents ($2.0 million) and a reduction in the number of units occupied by private pay residents ($0.7 million), partially offset by higher average daily revenue as a result of rate increases ($2.2 million).
Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)
Residence operating costs decreased $3.0 million, or 7.8%, in the three month period ended September 30, 2009 compared to the three month period ended September 30, 2008, primarily due to a $2.2 million decrease in labor, food and housekeeping costs associated with a decline in occupancy. Staffing needs in the third quarter of 2009 as compared to the third quarter of 2008, were lower because of a lower number of Medicaid residents who tend to have higher care needs than private pay residents. General economic conditions which enabled us to hire new employees at lower wage rates and new group purchasing plans which lowered purchasing costs resulted in lower labor and kitchen expenses. Building related costs also declined $0.7 million and liability insurance costs increased by $0.1 million.
General and Administrative
General and administrative costs decreased $0.3 million, or 9.0%, in the three month period ended September 30, 2009 compared to the three month period ended September 30, 2008. Decreased general and administrative costs were the result of a $0.3 million reduction in travel expenses due to the timing of our annual conference, a $0.2 million reversal of a 2007 purchase accounting reserve, $0.1 million reduction in consulting fees, and $0.1 million related to other cost control measures, partially offset by a $0.4 million increase in salaries and benefits, $0.1 million of which was related to non-cash equity-based compensation expense.
Residence Lease Expense
Residence lease expense for the three month period ended September 30, 2009 increased by $0.1 million, or 1.3% compared to the three month period ended September 30, 2008.
Depreciation and Amortization
Depreciation and amortization increased $0.8 million to $5.4 million in the three month period ended September 30, 2009 compared to the three month period ended September 30, 2008. The $0.8 million increase in depreciation expense resulted from the impact of the additions at 15 residences that opened from the fourth quarter of 2008 to the third quarter of 2009 and from general capital expenditures across our portfolio. Intangible amortization expense was consistent between the three month periods ended September 30, 2009 and 2008.
Loss due to impairment of fixed assets
The loss due to the impairment of fixed assets in the three months ended September 30, 2009 was the result of ALC’s decision not to exercise a purchase option on a capital lease. The capital lease asset and obligation were written off resulting in a loss of $148,000 primarily relating to assets retained by the lessor.
Income from Operations
Income from operations for the three month period ended September 30, 2009 was $8.4 million compared to income from operations of $6.7 million for the three month period ended September 30, 2008 due to the reasons described above.
Interest Income
Interest income was insignificant for both three month periods ended September 30, 2009 and 2008.

ASSISTED LIVING CONCEPTS, INC.
Interest Expense
Interest expense increased $0.2 million to $1.9 million in the three month period ended September 30, 2009 compared to the three month period ended September 30, 2008, primarily as a result of reduced capitalized interest and higher interest costs on our $120 million line of credit.
Income from Continuing Operations before Income Taxes
Income before income taxes for the three month period ended September 30, 2009 was $6.5 million compared to income before income taxes of $5.0 million for the three month period ended September 30, 2008 due to the reasons described above.
Income Tax Expense
Income tax expense for the three month period ended September 30, 2009 was $2.3 million compared to $1.9 million for the three month period ended September 30, 2008. Our effective tax rate was 35.4% and 38.0% for the three month periods ended September 30, 2009 and 2008, respectively. The three months ended September 30, 2009 was positively impacted by federal income tax credits. The Company expects the effective tax rate to be 36% for the remaining quarter of 2009.
Net Income from Continuing Operations
Net income from continuing operations for the three month period ended September 30, 2009 was $4.2 million compared to net income from continuing operations of $3.1 million for the three month period ended September 30, 2008 due to the reasons described above.
Loss from Discontinued Operations, net of tax
Loss from discontinued operations, net of tax, for the three month period ended September 30, 2009 was $0.8 million compared to a loss from discontinued operations, net of tax of $0.1 million for the three month period ended September 30, 2008. The loss from discontinued operations, net of tax, for the third quarter of 2009, includes a $1.2 million loss on impairment of fixed assets recorded as a result of ALC’s election not to exercise a purchase option on four residences it operates under a master lease agreement.
Net Income
Net income for the three month period ended September 30, 2009 was $3.4 million compared to net income of $3.0 million for the three month period ended September 30, 2008 due to the reasons described above.

ASSISTED LIVING CONCEPTS, INC.
Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008
The following table sets forth details of our revenues and net income as a percentage of total revenues for the nine month periods ended September 30:

	2009	2008
Revenues	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	62.9	64.7
General and administrative	5.8	5.5
Residence lease expense	8.8	8.5
Depreciation and amortization	9.1	7.8
Goodwill impairment	9.5	—

Total operating expenses	96.1	86.5

Income from operations	3.9	13.5
Interest income	—	0.2
Interest expense	(3.2)	(3.1)

Income from continuing operations before income taxes	0.7	10.6
Income tax expense	(2.7)	(4.0)
Loss from discontinued operations, net of tax	(0.6)	(0.1)

Net (loss) income	(2.6)%	6.5%

Revenues
Revenues in the nine months ended September 30, 2009 decreased from the nine months ended September 30, 2008 primarily due to the planned reduction in the number of units occupied by Medicaid residents ($6.0 million), a reduction in the number of units occupied by private pay residents ($3.4 million) and, as a result of 2008 being a leap year, one less day in the 2009 period ($0.6 million), partially offset by higher average daily revenue as a result of rate increases ($6.5 million).
Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)
Residence operating costs decreased $5.4 million, or 4.8%, in the nine month period ended September 30, 2009 compared to the nine month period ended September 30, 2008. Residence operating costs decreased $5.0 million due to reductions in labor, food and housekeeping costs associated with a reduction in occupancy and $0.4 million due to reductions in administrative expenses, partially offset by $0.4 million in higher property taxes. Staffing needs in the third quarter of 2009 as compared to the third quarter of 2008, were lower because of a lower number of Medicaid residents who tend to have higher care needs than private pay residents. General economic conditions which enabled us to hire new employees at lower wage rates and new group purchasing plans which lowered purchasing costs resulted in lower labor and kitchen expenses.
General and Administrative
General and administrative costs increased $0.4 million, or 4.0%, in the nine month period ended September 30, 2009 compared to the nine month period ended September 30, 2008. Salaries and benefits increased $1.1 million, $0.2 million of which was related to non-cash equity-based compensation expense, partially offset by a $0.3 million reduction in travel and meetings expense due to the timing of our annual conference, a $0.2 million reversal of a 2007 purchase accounting reserve, $0.1 million reduction in consulting fees, and $0.1 million reduction in administrative expenses related to other cost control measures.

ASSISTED LIVING CONCEPTS, INC.
Residence Lease Expense
Residence lease expense for the nine month period ended September 30, 2009 increased $0.1 million, or 0.5% compared to the three month period ended September 30, 2008.
Depreciation and Amortization
Depreciation and amortization increased $2.0 million to $15.6 million in the nine month period ended September 30, 2009 compared to the nine month period ended September 30, 2008. The $1.3 million increase in depreciation expense resulted from the impact of the additions at 15 residences that opened from the fourth quarter of 2008 through the first nine months of 2009 and from general capital expenditures across our portfolio. Intangible amortization expense decreased by $0.2 million as a result of resident relationship intangibles becoming fully amortized in January of 2008.
Loss due to Impairment of Fixed Assets
The loss due to the impairment of fixed assets in the nine months ended September 30, 2009, was the result of ALC’s decision not to exercise a purchase option on a capital lease. The capital lease asset and obligation were written off resulting in a loss of $148,000 primarily relating to assets retained by the lessor.
Goodwill Impairment
Goodwill impairment charges for the nine month period ended September 30, 2009 of $16.3 million resulted from a decline in our market capitalization in the first quarter of 2009. In accordance with the requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we performed an impairment test on goodwill and intangibles as of the end of the first quarter of 2009. As a result, we recorded a non-cash goodwill impairment charge of $16.3 million ($14.7 million net of related tax benefit) for the nine months ended September 30, 2009. The impairment charge was required as a result of the decline in the market value of our common stock primarily due to the depressed macroeconomic environment, constraints in the capital markets, and volatility in the equity markets.
Income from Operations
Income from operations for the nine month period ended September 30, 2009 was $6.5 million compared to income from operations of $23.5 million for the nine month period ended September 30, 2008 due to the reasons described above.
Interest Income
Interest income decreased $0.4 million in the nine month period ended September 30, 2009 compared to the nine month period ended September 30, 2008. The decrease was due to lower interest rates on invested cash and decreased cash available for investment.
Interest Expense
Interest expense was unchanged at $5.5 million in the nine month periods ended September 30, 2009 and 2008.
Income from Continuing Operations before Income Taxes
Income before income taxes for the nine month period ended September 30, 2009 was $1.1 million compared to income before income taxes of $18.6 million for the nine month period ended September 30, 2008 due to the reasons described above.

ASSISTED LIVING CONCEPTS, INC.
Income Tax Expense
Income tax expense for the nine month period ended September 30, 2009 was $4.6 million compared to $7.1 million for the nine month period ended September 30, 2008. Due to our first quarter 2009 write-off of goodwill, of which $11.9 million was not tax deductible, our effective tax rates between the nine month period ended September 30, 2008 and 2009 are not directly comparable. As a result of this goodwill write-off, in the nine months ended September 30, 2009 our tax expense exceeded our pre-tax income. Excluding the goodwill impairment charge, our effective rates were 36.5% and 38.0% for the nine months ended September 30, 2009 and 2008, respectively.
Net Income (Loss) From Continuing Operations
Net income (loss) from continuing operations for the nine month period ended September 30, 2009 was $(3.5) million compared to net income from continuing operations of $11.5 million for the nine month period ended September 30, 2008 due to the reasons described above.
Loss from Discontinued Operations, net of tax
Loss from discontinued operations, net of tax, for the nine month period ended September 30, 2009 was $1.0 million compared to loss from discontinued operations, net of tax of $0.2 million for the nine month period ended September 30, 2008. The loss from discontinued operations, net of tax, for the nine month period ended September 30, 2009, includes a $1.2 million loss on impairment of fixed assets recorded as a result of ALC’s election not to exercise a purchase option on four residences it operates under a master lease agreement.
Net (Loss) Income
Net loss for the nine month period ended September 30, 2009 was $4.5 million compared to net income of $11.3 million for the three month period ended September 30, 2008 due to the reasons described above.
Liquidity and Capital Resources
Sources and Uses of Cash
We had cash and cash equivalents of $5.9 million and $19.9 million at September 30, 2009 and December 31, 2008, respectively. The table below sets forth a summary of the significant sources and uses of cash for the nine month periods ended September 30:

	2009	2008
	(In thousands)
Cash provided by operating activities	$35,818	$40,360
Cash used in investing activities	(25,390)	(24,117)
Cash used in financing activities	(24,438)	(23,962)

(Decrease) increase in cash and cash equivalents	$(14,010)	$(7,719)

Cash provided by operating activities was $35.8 million in the nine month period ended September 30, 2009 compared to $40.4 million in the nine month period ended September 30, 2008.
Our working capital increased $4.2 million in the nine month period ended September 30, 2009 compared to December 31, 2008. Working capital increased primarily because of a $9.1 million decrease in current maturities of long-term debt, a $8.4 million decrease in current liabilities of discontinued operations, a $6.3 reduction in accounts payable, and a $0.7 million increase in supplies and prepaid expenses, partially offset by a $14.0 million reduction in cash, a $3.1 million reduction in income taxes receivable, a $1.2 million increase in accrued liabilities, a $0.8 million increase in deferred revenue, a $0.4 million decrease in deferred income taxes, a $0.3 million decrease in accounts receivable, a $0.2 million increase in the current portion of self-insured liabilities and $0.3 million of other current asset reductions.
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

ASSISTED LIVING CONCEPTS, INC.
Property and equipment increased $2.7 million in the nine months ended September 30, 2009 compared to December 31, 2008. Property and equipment increased $25.1 million from capital expenditures (including new construction) which was partially offset by a $5.6 million decrease in accrued construction costs related to our expansion projects, $14.4 million in depreciation expense and a decrease of $2.4 million in fixed assets due to the termination of a capital lease.
Total debt, including both current and long-term, was $127.2 million as of September 30, 2009, a decrease of $20.6 million from $147.8 million at December 31, 2008. The decrease in debt was due to repayments on our $120 million credit facility of $24.0 million, repayments on mortgage debt of $8.3 million and the termination of a capital lease for $2.3 million, offset by $14.0 million in additional mortgage borrowings.
Cash used in investing activities was $25.4 million for the nine months ended September 30, 2009 compared to $24.1 million in the nine months ended September 30, 2008. Investment activities in the nine months ended September 30, 2009 included $12.9 million for the expansion program, $12.3 million for other general capital expenditures, and $0.2 million for the purchase of executive retirement plan securities. Investment activities in the nine months ended September 30, 2008 included the CaraVita acquisition in January of 2008 for $14.5 million ($14.9 million had been designated for this acquisition as of December 31, 2007), payments for new construction projects of $12.1 million, and other capital expenditures of $12.3 million.
Cash used in financing activities was $24.1 million for the nine months ended September 30, 2009 compared to $24.0 million in the nine months ended September 30, 2008. Financing activities in the nine months ended September 30, 2009 included $24.0 million for the repayment from borrowings on our $120 million credit facility, $8.3 million for the repayment of mortgage debt, $5.8 million used for the repurchase of 376,500 shares of our Class A Common Stock, and $14.0 million of additional mortgage debt financing.
In the 2008 period, financing activities consisted primarily of the repurchase of 703,920 shares of Class A Common Stock at a total cost of $21.3 million, repayment of $18.7 million of mortgage debt, additional mortgage debt financing of $9.0 million and additional borrowings under our $120 million credit facility of $7.0 million.
Discontinued Operations
Cash flows from discontinued operations are detailed in the table below.

Nine Months Ended
September 30,
2009
Net loss	$(980)
Adjustments to net loss
Depreciation	300
Loss on impairment	1,231
Changes in assets and liabilities	501

Cash flows from operating activities	1,052

Cash provided by investing activities	(64)

Cash provided by financing activities	(335)

Net change in cash	$653

Cash generated by discontinued operations was $0.7 million, $0.4 million of which was generated by the tax benefit of the loss on impairment of fixed assets. While cash flows were positive, we determined they were not significant enough to warrant an investment of $10.3 million. The loss of cash flows from discontinued operations will not have a significant impact on our future operations.

ASSISTED LIVING CONCEPTS, INC.
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
There were $55 million of borrowings outstanding under the facility at September 30, 2009, and $79 million of borrowings outstanding under the facility at December 31, 2008. At September 30, 2009, we were in compliance with all applicable financial covenants and available borrowings under the facility were $65 million. The average interest rates (excluding the interest rate swaps described below) under the facility during the nine month periods ended September 30, 2009 and 2008 were 2.01% and 4.55%, respectively.
We entered into derivative financial instruments in November 2008 and March 2009, specifically interest rate swaps, for non-trading purposes. We may use interest rate swaps from time to time to manage interest rate risk associated with floating rate debt. The November 2008 and March 2009 interest rate swap agreements expire in November 2011, the same time our $120 million revolving credit facility matures, and have a total notional amount of $50 million. We elected to apply hedge accounting for both interest rate swaps because they are economic hedges of our floating rate debt and we do not enter into derivatives for speculative purposes. Both interest rate swaps are cash flow hedges. The November 2008 and March 2009 derivative contracts had negative net fair values as of September 30, 2009 of $1.0 million and $0.3 million, respectively, based on then current market conditions affecting interest rates and are recorded in other long-term liabilities.
Debt Instruments
In January 2009, we repaid a $7.1 million mortgage note. The note bore interest at 8.65%. The repayment was financed through borrowings under the Company’s $120 million credit facility. We were in compliance with all financial covenants in our debt agreements as of the date of this report.

ASSISTED LIVING CONCEPTS, INC.
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
Principal Repayment Schedule
Other than the repayment of the $7.1 million mortgage note in January 2009, the additional $14.0 million of mortgage financing described above, and the net repayment of $24 million under the $120 million revolving credit facility, there were no material changes in our monthly debt service payments from December 31, 2008 to September 30, 2009.
Letters of Credit
As of September 30, 2009, we had $5.7 million in outstanding letters of credit, the majority of which are collateralized by property. Approximately $3.9 million of the letters of credit provide security for worker’s compensation insurance and the remaining $1.8 million of letters of credit are security for landlords of leased properties.
Restricted Cash
As of September 30, 2009, restricted cash consisted of $0.6 million of cash deposits as security for Oregon Trust Deed Notes, $1.4 million of cash deposits as security for HUD Insured Mortgages, and $1.3 million of cash deposits securing letters of credit.
Off Balance Sheet Arrangements
ALC has no off balance sheet arrangements.
Cash Management
As of September 30, 2009, we held unrestricted cash and cash equivalents of $5.9 million. We forecast cash flows on a regular monthly basis to determine the investment periods, if any, of certificates of deposit and we monitor daily incoming and outgoing expenditures to ensure available cash is invested on a daily basis when warranted. Approximately $1.2 million of our cash balances are held by Pearson to provide for potential insurance claims.
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

ASSISTED LIVING CONCEPTS, INC.
Turmoil in financial markets continues to restrict the availability of funds for borrowing. We have no reason to believe the lenders under our $120 million revolving credit facility will not continue to meet their obligations to fund our borrowing requests. However, given the current uncertainty in financial markets, we can not provide assurance of their continued ability to meet their obligations under the credit facility. We believe that existing funds and cash flow from operations will be sufficient to fund our operations, expansion program, and required payments of principal and interest on our debt until the maturity of our $120 million credit facility in November 2011. In the event that our lenders were unable to fulfill their obligations to provide funds upon our request under the $120 million revolving credit facility and we were unable to raise funds from other sources, it could have a material adverse impact on our ability to fund future expansions, acquisitions and share repurchases.
In addition, the failure to meet certain operating and occupancy covenants in the CaraVita operating lease could give the lessor the right to accelerate the lease obligations and terminate our right to operate all or some of those properties. We were in compliance with all such covenants as of September 30, 2009, but declining economic conditions could constrain our ability to remain in compliance in the future. Failure to comply with those obligations could result in our being required to make an accelerated payment of the present value of the remaining obligations under the lease through its expiration in March 2015 (approximately $25.5 million as of September 30, 2009), as well as the loss of future revenue and cash flow from the operations of those properties. The acceleration of the remaining obligation and loss of future cash flows from operating those properties could have a material adverse impact on our operations.
Expansion Program
By the end of the third quarter of 2009 we had completed, licensed, and begun accepting new residents in 322 units under our program to add 400 units to existing owned buildings. Construction continues on the remaining expansion units. We are currently targeting completion of 78 units in the third quarter of 2010. To date, actual cost remains consistent with our original estimates of $125,000 per unit.
Share Repurchase
On August 9, 2009, ALC’s Board of Directors authorized the repurchase of up to $15 million of shares of Class A Common Stock over the twelve-month period ending August 9, 2010. This share repurchase authorization replaces the share repurchase program initiated in December 2006 which authorized the repurchase of up to $80 million of shares of Class A Common Stock and which expired August 6, 2009. In the third quarter of 2009, ALC repurchased 52,149 shares of its Class A Common Stock at an aggregate cost of approximately $0.9 million and an average price of $17.28 per share (excluding fees) under both share repurchase programs. In the first nine months of 2009, ALC purchased 376,500 shares of its Class A Common Stock at an aggregate cost of approximately $5.7 million and an average price of $15.23 per share (excluding fees). At September 30, 2009, approximately $14.4 million remained available under the new repurchase program.
Accrual for Self-Insured Liabilities
At September 30, 2009, we had an accrued liability for settlement of self-insured liabilities of $1.8 million in respect of general and professional liability claims. Claim payments were $0.5 million and $0.2 million in the nine month periods ended September 30, 2009 and 2008, respectively. The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported. We estimate that $0.5 million of the total $1.8 million liability will be paid in the next twelve months. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. Provisions for general and professional liability insurance are determined using annual independent actuarial valuations. We believe we have provided sufficient provisions for general and professional liability claims as of September 30, 2009.
At September 30, 2009, we had an accrual for workers’ compensation claims of $3.2 million. Claim payments for the nine months ended September 30, 2009 and 2008 were $1.9 million and $1.4 million, respectively. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. Provisions for workers compensation insurance are determined using annual independent actuarial valuations. We believe we have provided sufficient provisions for workers’ compensation claims as of September 30, 2009.

ASSISTED LIVING CONCEPTS, INC.
At September 30, 2009, we had an accrual for medical insurance claims of $0.9 million. The accrual is an estimate based on the historical claims per participant incurred over the historical lag time between date of service and payment by our third party administrator. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. We believe we have provided sufficient provisions for medical insurance claims as of September 30, 2009.
Unfunded Deferred Compensation Plan
At September 30, 2009 we had an accrual of $2.8 million for our unfunded deferred compensation plan. We implemented an unfunded deferred compensation plan in 2005 which is offered to company employees who are defined as highly compensated by the Internal Revenue Code. Participants may defer up to 10% of their base salary.
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
Contractual Obligations
On August 1, 2009, ALC elected to decline its option to renew its leases with one lessor on nine residences, two of which are located in New Jersey and seven of which are located in Texas, constituting of a total of 365 units. The residences have individual leases all with the same lessor. Three of the leases will terminate in November 2010, three terminate in August 2011, two terminate in April of 2012 and the last lease terminates in May 2012. Although ALC has declined its option to renew its lease on these properties, it may consider alternative arrangements with the landlord.
In the event that alternative arrangements with the landlord are not made, ALC would cease to operate the nine residences consisting of 365 units and all assets and obligations would be written off to the extent they are not recoverable. As of September 30, 2009, the net assets from these residences were approximately $1.3 million. Effective with the decision to not renew the leases, ALC has accelerated the depreciation and amortization on the respective furniture, fixtures, equipment and leasehold improvements such that the net assets will be fully depreciated upon termination of the respective leases. For the full year of 2008 the nine residences had revenues and a pre-tax loss of $8.8 million and $1.0 million, respectively. For the nine months ended September 30, 2009 the nine residences had revenues and a pre-tax loss of $6.6 million and $0.5 million, respectively.
On July 1, 2009 ALC elected to allow its option to purchase five residences located in Oregon constituting a total of 157 units to expire. ALC has operated these five residences under a Master Lease with an Option to Purchase dated January 1, 2005 (the “Master Lease”). The purchase option exercise price was approximately $10.3 million and was divided into a $5.6 million cash payment to the landlord and the assumption by ALC of $4.7 million of Oregon bonds bearing interest at an average rate of 8.03%. One of the five residences consisting of 39 units will revert back to a previous operating lease arrangement allowing ALC the ability to operate that residence until February 2014. ALC will cease to operate the other four residences consisting of 118 units on December 31, 2009.
All assets and obligations related to the five residences located in Oregon have been written off to the extent they are deemed not recoverable. As of September 30, 2009, assets from these residences exceeded obligations by $1.3 million. For the full year of 2008 the four residences had revenue, operating loss and pre-tax loss of $2.5 million, $0.1 million and $0.6 million, respectively. For the nine months ended September 30, 2009 the four residences had revenue, operating loss and pre-tax loss of $1.3 million, $0.0 million and $0.3 million, respectively.

ASSISTED LIVING CONCEPTS, INC.
There were no other material changes in our contractual obligations outside of the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, other than the repayment of a $7.1 million mortgage note in January 2009 and the additional mortgage financing of $14.0 million in June 2009.
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
Qualitative Disclosures
At September 30, 2009, our long-term debt, including the current portion, consisted of fixed rate debt of $72.0 million, exclusive of a $0.2 million purchase accounting market value adjustment, and variable rate debt of $55.0 million. At December 31, 2008, our long-term debt, including the current portion, consisted of fixed rate debt of $77.1 million, exclusive of a $0.2 million purchase accounting market value adjustment, and variable rate debt of $79.0 million.
Our earnings are affected by changes in interest rates on unhedged borrowings under our $120 million revolving credit facility. At September 30, 2009, we had $55.0 million of variable rate borrowings based on LIBOR plus a premium of which $50 million was hedged. As of September 30, 2009, our variable rate was 150 basis points in excess of LIBOR. For every 1% change in LIBOR, our interest expense will change by approximately $100,000 annually. This analysis does not consider changes in the actual level of borrowings or repayments that may occur subsequent to September 30, 2009. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.
In order to reduce risk related to our variable rate debt, from time to time we may enter into interest rate swap contracts or other interest rate protection agreements. As of September 30, 2009, we had the following interest rate swap contracts:

				Fair Value
Contract Date	Notional Amount	Fixed Rate	Maturity	at September 30, 2009
November 13, 2008	$30 million	2.83%	November 2011	$(1,021,974)
March 10, 2009	$20 million	1.98%	November 2011	$(272,193)
A 1% increase in interest rates would increase the fair value of these swap contracts by approximately $1.1 million and a 1% decrease in interest rates would decrease the fair value of these swap contracts by approximately $1.1 million.

ASSISTED LIVING CONCEPTS, INC.
We enter into contracts for the purchase of electricity and natural gas for use in certain of our operations in order to reduce the variability of energy costs. The deregulation of energy markets in selected areas of the country, the availability of products offered through energy brokers and providers, and our relatively stable demand for energy make it possible for us to enter longer term contracts to obtain more stable pricing. It is ALC’s intent to enter into contracts solely for its own use. Further, it is fully anticipated that ALC will make use of all of the energy contracted. Expiration dates on our current energy contracts range from January 2010 to January 2012. FASB guidance requires ALC to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. Normal purchases are contracts that provide for the purchase of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases and sales are documented and exempted from derivative accounting and reporting requirements. ALC has evaluated these energy contracts and determined they meet the normal purchases and sales exception and therefore are exempted from derivative accounting and reporting requirements.
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
Quantitative Disclosures
There were no material changes in the principal or notional amounts and related weighted average interest rates by year of maturity for our debt obligations since December 31, 2008 other than the repayment of a $7.1 million mortgage note in January 2009, the $14.0 million of additional mortgage financing obtained in June 2009, and the net repayment of $24 million under the $120 million revolving credit facility.

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
In compliance with Item 703 of Regulation S-K, the Company provides the following summary of its purchases of shares of Class A Common Stock during its third quarter of 2009.

				(d)
				Maximum Number
		(b)	(c)	(or Approximate
		Average	Total Number of	Dollar Value) of
	(a)	Price Paid	Shares Purchased	Shares that May
	Total Number	Per Share	as Part of Publicly	Yet Be Purchased
	of Shares	(excluding	Announced Plans	Under the Plans or
Period	Purchased (1)	fees)	or Programs	Programs (1)

July 1, 2009 to July 31, 2009	25,300	$13.33	25,300	$8,833,558	(2)

August 1, 2009 to August 31, 2009	900	$19.96	900	$14,982,036

September 1, 2009 to September 30, 2009	25,949	$21.04	25,949	$14,436,129

Total	52,149	$17.28	52,149	$14,436,129

(1)	Consists of purchases in July 2009 made through the share purchase program initiated in December 2006 under which ALC was authorized to repurchase up to $80 million of its outstanding shares of Class A Common Stock through August 6, 2009 (exclusive of fees), and purchases in August and September 2009 made under the new repurchase program approved by the Board of Directors on August 9, 2009, which authorizes the repurchase of up to $15 million of shares of Class A Common Stock (exclusive of fees) over the twelve-month period ending August 9, 2010.

(2)	This authorization expired, unused, when the first program discussed in note (1) above expired on August 6, 2009.

Item 5.	OTHER INFORMATION.
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

Factors and uncertainties facing our industry and us include:
•	unfavorable economic conditions, such as recessions, high unemployment levels, and declining housing and financial markets, could adversely affect the assisted living industry in general and cause us to lose revenue;
•	our strategy to reduce our reliance on Medicaid customers could cause overall occupancy and revenues to decline;
•	events which adversely affect the ability of seniors to afford our monthly resident fees including sustained economic downturns, difficult housing markets and losses on investments designated for retirement could cause our occupancy rates, revenues and results of operations to decline;
•	national, regional and local competition could cause us to lose market share and revenue;
•	our ability to cultivate new or maintain existing relationships with physicians and others in the communities in which we operate who provide referrals for new residents could affect occupancy rates;
•	changes in the numbers of our residents who are private pay residents may significantly affect our profitability;
•	reductions in Medicaid rates may decrease our revenues;
•	termination of our resident agreements and vacancies in the living spaces we lease could adversely affect our revenues, earnings and occupancy levels;
•	increases in labor costs, as a result of a shortage of qualified personnel, regulatory requirements or otherwise, could substantially increase our operating costs;
•	we may not be able to increase residents fees to cover energy, food and other costs which could reduce operating margins;
•	markets where overbuilding exists and future overbuilding in other markets where we operate our residences may adversely affect our operations;
•	personal injury claims, if successfully made against us, could materially and adversely affect our financial condition and results of operations;
•	failure to comply with laws and government regulation could lead to fines, penalties or operating restrictions;
•	compliance with regulations may require us to make unanticipated expenditures which could increase our costs and adversely affect our earnings and financial condition;
•	new regulations could increase our costs or negatively impact our business;
•	audits and investigations under our contracts with federal and state government agencies could have adverse findings that may negatively impact our business;
•	failure to comply with environmental laws, including laws regarding the management of infectious medical waste, could materially and adversely affect our financial condition and results of operations;
•	failure to comply with laws governing the transmission and privacy of health information could materially and adversely affect our financial condition and results of operations;
•	efforts to regulate the construction or expansion of healthcare providers could impair our ability to expand through construction of new residences or additions to existing residences;
•	we may make acquisitions that could subject us to a number of operating risks; and
•	costs associated with capital improvements could adversely affect our profitability.

Factors and uncertainties related to our indebtedness and lease arrangements include:
•	loan and lease covenants could restrict our operations and any default could result in the acceleration of indebtedness or cross-defaults, any of which would negatively impact our liquidity and our ability to grow our business and revenues;
•	if we do not comply with the requirements in leases or debt agreements we would be subject to lost revenues and financial penalties;
•	restrictions in our indebtedness and long-term leases could adversely affect our liquidity, our ability to operate our business, and our ability to execute our growth strategy; and
•	increases in interest rates could significantly increase the costs of our unhedged debt and lease obligations, which could adversely affect our liquidity and earnings.
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
John Buono
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Date: November 9, 2009

S-1

ASSISTED LIVING CONCEPTS, INC.
EXHIBIT INDEX TO SEPTEMBER 30, 2009 QUARTERLY REPORT ON FORM 10-Q

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