Form 10-K
period 2009-12-31
ASSISTED LIVING CONCEPTS INC
filed 2010-03-11
CIK 929994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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
par value per share
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $74 million. For purposes of this computation shares of Class B Common Stock were assumed to have the same market value as Class A Common Stock. Common shares held as of June 30, 2009 by executive officers, directors and holders of more than 5% of the outstanding common shares have been excluded from this computation because such persons or institutions may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.
As of March 4, 2010, the registrant had 10,054,340 shares of its Class A Common Stock, $0.01 par value outstanding and 1,523,375 shares of its Class B Common Stock, $0.01 par value outstanding.
Documents Incorporated by Reference
Certain sections of the registrant’s definitive proxy statement relating to its 2010 annual stockholders’ meeting to be held on May 3, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ASSISTED LIVING CONCEPTS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

ASSISTED LIVING CONCEPTS, INC.
ITEM 1 — BUSINESS
The Company
As of December 31, 2009, Assisted Living Concepts, Inc. (“ALC”) and its subsidiaries operated 215 assisted and independent living residences in 20 states in the United States totaling 9,398 units. ALC’s residences typically range from 40 to 60 units and offer residents a supportive, home-like setting and assistance with the activities of daily living.
ALC became an independent, publicly traded company listed on the New York Stock Exchange on November 10, 2006 (the Separation Date”) when shares of ALC Class A and Class B Common Stock were distributed to Extendicare Inc., now known as Extendicare Real Estate Investment Trust (“Extendicare”), stockholders (“the Separation”).
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
History
ALC was formed as a Nevada corporation in 1994. ALC operated as an independent company until January 31, 2005 when it was acquired by Extendicare Health Services, Inc. (“EHSI”) (the “ALC Purchase”), a wholly-owned subsidiary of Extendicare. At that time, ALC operated 177 assisted living residences in 14 states with a total of 6,838 units.
Following the ALC Purchase, Extendicare consolidated its assisted living operations with ALC’s and reorganized ALC’s internal reporting structure and operations to include previously owned EHSI assisted living residences. Between January 31, 2005 and November 10, 2006, ALC operated its 177 original residences and between 29 and 35 residences owned by EHSI. Shortly before the Separation, ALC purchased 29 assisted living residences from EHSI consisting of approximately 1,412 units. In addition, on November 1, 2006, ALC acquired an assisted living residence in Escanaba, Michigan consisting of 40 units from an unrelated third party. Together with ALC’s original 6,838 units and after certain other adjustments, ALC operated a total of 8,302 units at December 31, 2006. On July 20, 2007 ALC acquired a 185 unit property in Dubuque, Iowa and in the fourth quarter of 2007, opened additions to two existing properties which added 48 units. ALC operated 8,535 units as of December 31, 2007. On January 1, 2008, ALC acquired the operations of eight leased residences totaling 541 units and at the end of the fourth quarter of 2008, ALC opened additions on four of its properties adding an additional 78 units. ALC operated 9,154 units at December 31, 2008. During 2009, ALC opened additions on 12 of its properties adding an additional 244 units and combined two residences located on the same campus. After the close of business on December 31, 2009, ALC ceased to operate four previously leased properties consisting of 118 units. As of January 1, 2010, ALC operated 211 properties with 9,280 units in 20 states.
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
•	177 assisted living residences operated by ALC since the ALC Purchase,
•
the assisted living residences operated by EHSI through the Separation Date, which ranged from 29 to 36 residences between January 1, 2003 and the date of the ALC Purchase and consisted of 32 residences operated by EHSI at December 31, 2005,

•	three assisted living residences that were constructed and owned by EHSI (two of which were operated by ALC) during 2005,

•	Pearson since its formation, and
•	A residence in Escanaba, Michigan since its acquisition on November 1, 2006.
Prior to the Separation, operations were terminated at four of the EHSI residences and are presented as discontinued operations. At the Separation Date, the historical financial statements consisted of 209 residences (two of which remained with EHSI).
After the Separation Date, the consolidated financial statements represent Pearson, the 177 assisted living residences operated by ALC prior to the Separation, 29 residences purchased from EHSI shortly before the Separation (two of which were combined into one residence in 2009), one residence acquired by ALC in November 2006, one residence acquired by ALC in July 2007 and eight leased residences acquired by ALC in January 2008, from and after their respective dates of acquisition, 78 units opened as part of additions to existing residences in 2008 and 244 units opened as part of additions to existing residences in 2009.
After the close of business on December 31, 2009, ALC ceased to operate four previously leased properties consisting of 118 units. All previously reported data relating to these units have been reclassified to discontinued operations. As of January 1, 2010, ALC operated 211 properties with 9,280 units in 20 states.
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
Our Business
We operate senior living residences that provide seniors with a supportive, home-like setting with care and services, including 24-hour assistance with activities of daily living, medication management, life enrichment, health and wellness, and other services. See “Our Services” below. Our residences are in the middle of a broad spectrum of senior living options that ranges from apartments to skilled nursing facilities. In general, the type of senior living residence that is appropriate for a senior depends on his or her particular preferences and life circumstances, especially health and physical condition and the corresponding level of care that he or she requires. Seniors may move into one of our residences by choice or by necessity. As of December 31, 2009, we provided senior living accommodations and services through 215 residences containing 9,398 units located in 20 states.
Our residences are purpose-built to meet the special needs of seniors and typically are located in targeted, middle-market suburban bedroom communities that were selected on the basis of a number of factors, including the size of our targeted demographic resident pool in the community. Our residences include features designed to appeal to seniors and their decision makers. The majority of our residences are 40 to 60 unit, single story, square shaped buildings with an enclosed courtyard, a mix of studio and one-bedroom apartments, and wide hallways to accommodate our residents who use walkers and wheelchairs. The relatively small number of units of our residences and the design of our buildings enhance our ability to provide effective security and care, while also appealing to seniors who generally prefer easy access to their living quarters, pleasing aesthetics, and simplicity of design. At December 31, 2009, we owned 152 of our residences and operated 63 under various leases.
Our Services
Seniors in our residences are individuals who, for a variety of reasons, elect not to live alone, but do not need the 24-hour medical care provided in skilled nursing facilities. We design the services provided to these residents to respond to their individual needs and to improve their quality of life. This individualized assistance is available 24 hours a day and includes routine health-related services, which are made available and are provided according to the resident’s individual needs and state regulatory requirements. Available services include:
•	general services, such as meals, activities, laundry and housekeeping,
•	support services, such as assistance with medication, monitoring health status, coordination of transportation, and coordination with physician offices,
•	personal care, such as dressing, grooming and bathing, and
•	a safe and secure environment with 24-hour access to assistance.

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
Expansion Program
In February 2007, we announced plans to add a total of 400 units onto our existing owned residences. By the end of 2008, we had completed, licensed, and begun accepting new residents in 78 of these units. By the end of 2009, we had completed, licensed, and begun accepting new residents in an additional 244 units. Construction continues on the remaining expansion units. As of the date of this report, we are targeting completion of 47 units by end of 2010 and the remaining units in 2011. Our current cost estimate is $115,000 per unit. We expended $35.5 million through December 31, 2009, and expect to spend an additional $7.5 million in 2010 and $3.6 million in 2011.
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
Discontinued Operations
On January 1, 2005, ALC entered into a master lease agreement for five residences located in Oregon totaling 157 units. The master lease gave ALC the right to purchase all five buildings for total consideration of $10.3 million consisting of the assumption of $4.7 million of Oregon Housing and Community Services Bonds and $5.6 million in cash. The master lease provided that, in the event the option was not exercised, ALC would continue to lease one of the residences under a prior operating lease. Based upon the operating performance, the assumption of bonds with an average interest rate of 8.03%, and various operating restrictions under the bond indentures, ALC determined it was not economically or operationally prudent to exercise the option to purchase these properties.
ALC ceased operating four of these residences consisting of 118 units following the close of business on December 31, 2009, and has classified these residences as discontinued operations. ALC will continue operating one residence consisting of 39 units under an operating lease expiring in February 2014 (with a right to extend an additional five years).
Servicemarks
We market and operate all of our residences under their own unique names. We do not consider servicemarks to be important to our business.
Seasonality
While our business generally does not experience significant fluctuations from seasonality, winter months tend to result in more residents exiting our residences due to illnesses requiring hospitalization or skilled nursing facility services. Approximately 22%, 21%, 20% of our residence operating expenses came from property related costs, including utilities, in 2009, 2008, 2007, respectively. Because we operate in many four season states, utility costs associated with heating and cooling our residences tend to fluctuate by season. Generally, our first and third quarter utility costs tend to exceed our second and fourth quarter utility expenses by approximately 25% to 35%.

Working Capital
It is not unusual for us to operate with a negative working capital position because our revenues are collected more quickly, often in advance, than our obligations are required to be paid. This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or used to repay longer term liabilities.
Customers
Payments from residents (or their responsible parties) who pay us directly (“private pay”) comprised approximately 95%, 92% and 85% of our revenues in 2009, 2008 and 2007, respectively. Our business is not materially dependent upon any single customer. Although our reliance has significantly diminished, we depend upon funding from various state Medicaid programs for payments of service fees for residents who pay through these programs. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Medicaid Programs” below.
Government Regulation
State licensing agencies regulate our operations and monitor our compliance with a variety of state and local laws governing licensure, changes of ownership, personal and nursing services, accommodations, construction, life safety, food service, and cosmetology. Generally, the state oversight and monitoring of assisted living operators has been less burdensome than experienced in the skilled nursing industry. Areas most often regulated by these state agencies include:
•	Qualifications of management and health care personnel;
•	Minimum staffing levels;
•	Dining services and overall sanitation;
•	Personal care and nursing services;
•	Assistance or administration of medication/pharmacy services;
•	Residency agreements;
•	Admission and retention criteria;
•	Discharge and transfer requirements; and
•	Resident rights.
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
Health Privacy Regulations and Health Insurance Portability and Accountability Act
Our residences are subject to state laws to protect the confidentiality of our residents’ health information. We have implemented procedures to meet the requirements of the state laws and we train our residence personnel on those requirements.

We are not a covered entity in respect of the Health Insurance Portability and Accountability Act of 1996, or HIPAA. However, residences which electronically invoice state Medicaid programs are considered covered entities and are subject to HIPAA and its implementing regulations. Currently, we electronically invoice state Medicaid programs in seventeen residences in three states. We use state provided software to reduce the complexity and risk in compliance with the HIPAA regulations. HIPAA requires us to comply with standards for the exchange of health information at those residences and to protect the confidentiality and security of health data. The Department of Health and Human Services has issued four rules that mandate the standards with respect to certain healthcare transactions and health information under HIPAA. The four rules pertain to:
•	privacy standards to protect the privacy of certain individually identifiable health information;
•	standards for electronic data transactions and code sets to allow entities to exchange medical, billing and other information and to process transactions in a more effective manner;
•	security of electronic health information privacy; and
•	use of a unique national provider identifier.
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
Medicaid Programs
As of December 31, 2009, 50 of our 215 residences participated in State Medicaid programs and at December 31, 2009, 271 of our 9,398 units were occupied by Medicaid residents. Medicaid programs generally reimburse providers for the cost associated with the service component of our operations. Medicaid residents are responsible to pay a certain amount of their available income each month to cover the room and board costs. The reimbursement rates paid to providers are established by state Medicaid departments and, except for Texas and Arizona, the same rates are paid to all providers irrespective of their actual costs. Reimbursement rates vary significantly from state to state.
In recent years, as state budgets have tightened, Medicaid annual rate increases for home and community-based services have decreased and in some instances rates have been frozen or declined for several years. In order to reduce our reliance upon Medicaid funding, over the last year we decreased the number of our residences participating in the Medicaid program by approximately 32%. Medicaid revenues represented 5%, 8% and 15% of our overall revenues for 2009, 2008 and 2007, respectively. Our election to accept Medicaid within a state is on a residence by residence basis and we are not required to remain in any Medicaid programs (subject to notification requirements where required).
Competition
Although short-term data indicates limited new supply coming into the markets we serve, long-term, we expect to face increased competition from new market entrants as the demand for senior living grows. Providers of senior living residences compete for residents primarily on the basis of quality of care, price, reputation, physical appearance of the residences, services offered, family preferences, physician referrals, and location. Some of our competitors operate on a not-for-profit basis or as charitable organizations. In addition, we compete with home-based residential care, either provided by family members or other third parties. As the general economy declines and unemployment increases, families are less able to afford our residences or are more willing or available to care for family members at home.
We compete directly with companies that provide living services to seniors as well as other companies that provide similar long-term care alternatives. In most of the communities in which we operate, we face two or three competitors that offer assisted living residences similar to ours in size, price and range of services offered. In addition, we face competition from other providers in the senior living industry including companies that provide adult day care in the home, congregate care residences where residents elect the services to be provided, continuing care retirement centers on campus-like settings, and nursing homes that provide long-term care services.
We prefer to own our residences and, therefore, compete with various real estate investors, such as joint ventures, real estate investment trusts (“REITs”) and real estate developers, for land and facility purchases. Generally, real estate investors purchase or construct senior living residences and enter into management agreements with operators. In July 2008, the Health Care REIT provision of the REIT Improvement Diversification and Empowerment Act was passed as part of the Housing Assistance Act of 2008 allowing REITs to realize more value from their existing properties. Real estate investment companies which may have substantially more resources and greater access to capital markets may compete with us for acquisitions in markets in which we operate or in which we look to operate.

The senior living industry, and specifically the independent living and assisted living segments, is large and fragmented. It is characterized by numerous local and regional operators, although there are several national operators similar in size or larger than us. The independent and senior living industry can be segregated into different market segments based upon the resources of the target population and the geographic area surrounding the operating residence. Although we generally do not compete directly in the same markets with the national operators, a combination of local, regional and national companies, several of which may have substantially more resources than us, compete directly or indirectly in the middle-market, suburban bedroom communities that we target.
We believe that some markets, including some of the markets in which we operate, may have been overbuilt, in part because regulations and other barriers to entry into the assisted living industry are not substantial. In addition, because the number of people who can afford to pay our daily resident fee is limited, the supply of senior living residences may outpace demand in some markets. The impacts of such overbuilding include:
•	increased time to reach capacity at assisted living residences;
•	loss of existing residents to new residences;
•	pressure to lower or refrain from increasing rates;
•	competition for workers in tight labor markets; and
•	lower margins until excess units are absorbed.
In general, the markets in which we currently operate are capable of supporting only three or four senior living residences.
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
•
the size and breadth of our portfolio, and the depth of our experience in the senior living industry, which allow us to achieve operating efficiencies that many of our competitors in the highly fragmented senior living industry cannot;

•
our ownership of 152 assisted living residences, or more than 70% of the total number of residences we operate, which increases our operating flexibility by allowing us to refurbish or expand residences to meet changing consumer demands without having to obtain landlord consent, and divest residences and exit markets at our discretion;

•	the staffing model of our residences which emphasizes the importance we place on delivering high quality care to our residents, with a particular emphasis on preventative care and wellness; and
•	targeting communities based on their demographic profile, the average wealth of the population, and the cost of operating in the community.
Employees
As of December 31, 2009, we employed approximately 4,100 people, including approximately 300 registered and licensed practical nurses, 2,300 nursing assistants and 1,500 dietary, housekeeping, maintenance and other staff.
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

Corporate Organization
Our corporate headquarters is located in Menomonee Falls, Wisconsin, where we have centralized various functions in support of our operations, including our human resources, legal, purchasing, internal audit, and accounting and information technology support functions. At our corporate offices, senior management provides overall strategic direction, seeks development and acquisition opportunities, and manages the overall business. The human resources function implements corporate personnel policies and administers wage and benefit programs. We have dedicated clinical, marketing, and risk management support groups for our operations. Senior departmental staff are responsible for the development and implementation of corporate-wide policies pertaining to resident care, employee hiring, training and retention, marketing initiatives and strategies, risk management, residence maintenance, and project coordination.
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
Legal Proceedings and Insurance
The provision of services in senior living residences involves an inherent risk of personal injury liability. Senior living residences are subject to general and professional liability lawsuits alleging negligence of care and services and related legal theories. Some of these lawsuits may involve substantial claims and can result in significant legal defense costs.
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

ITEM 1A — RISK FACTORS
If any of the risk factors described below develop into an actual event, it could have a material adverse effect on our business, financial condition, or results of operations. These are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could also adversely affect our business.
Risk Relating to Our Business
Unfavorable economic conditions, such as recessions, high unemployment, and declining housing markets, adversely affect the ability of seniors to afford our resident fees and could cause occupancy, revenues, and earnings to decline.
Economic downturns limit the ability of seniors to afford our resident fees. High unemployment levels may limit the ability of family members to provide financial support and may provide family members with the time necessary to take care of seniors in their homes. Some residents depend on income from the sale of their homes or from other investments or financial support from family members in order to afford our resident fees. Costs to seniors associated with senior living services are not generally reimbursable under government reimbursement programs such as Medicare and Medicaid. Our occupancy rates and revenues could decline if we are unable to retain or attract seniors with sufficient income, assets or other resources required to pay the fees associated with assisted living services. If our average daily census in 2009 had decreased by one percentage point proportionately across all payer sources, we estimate our revenue would have decreased by approximately $2.3 million.
We face numerous competitors and, if we are unable to compete successfully, we could lose occupancy, revenues and earnings.
Our business is highly competitive, particularly with respect to private pay residents. We compete locally and regionally with other long-term care providers, including assisted and independent living providers, congregate care providers, home healthcare providers, nursing residences, and continuing care retirement centers, including both for-profit and not-for-profit entities. We compete based on price, the types of services provided, quality of care, reputation, and the age and appearance of residences. Because there are relatively few barriers to entry in the senior living industry, competitors could enter the areas in which we operate with new residences or upgrade existing residences and offer residents more appealing residences with more amenities than ours at a lower cost. The availability and quality of competing residences in the areas in which we operate can significantly influence occupancy levels in our residences. The entrance of any additional competitors or the expansion of existing competing residences could result in our loss of occupancy, revenues and earnings.
If we fail to cultivate new or maintain existing relationships with resident reference sources in the markets in which we operate, our occupancy, revenues, and earnings may deteriorate.
Our ability to improve our overall occupancy percentage and resident rates and earnings depends on our reputation in the communities we serve and our ability to successfully market to our target population. A large part of our marketing and sales efforts is directed towards cultivating and maintaining relationships with key community organizations who work with seniors, physicians and other healthcare providers in the communities we serve, whose referral practices significantly affect the choices seniors make with respect to their long-term care needs. If we are unable to successfully cultivate and maintain strong relationships with these community organizations, physicians and other healthcare providers, our occupancy, revenues and earnings could decline.
Events which adversely affect the perceived desirability or safety of our residences to current or potential residents could cause occupancy, revenues, and earnings to decline.
Our success depends upon maintaining our reputation for providing high value senior living services. In addition, our residents live in close proximity to one another and may be more susceptible to disease than the general population. Any event that raises questions about the quality of the management of one or more of our residences or that raises issues about the health or safety of our residents could cause occupancy, revenues, and earnings to decline.
Decisions by residents to terminate their residency agreements could adversely affect our occupancy revenues and earnings.
State regulations governing assisted living residences require a written residency agreement with each resident. These regulations also require that residents have the right to terminate their residency agreements for any reason on reasonable notice. Accordingly, many of our residency agreements allow residents to terminate their agreements upon 0 to 30 days’ notice. If multiple residents terminate their residency agreements at or around the same time, our occupancy, revenues and earnings could decrease.

Our planned exit from Medicaid programs could reduce overall occupancy and revenues. Changes in state laws or regulations could cause us to accelerate our exit from Medicaid programs.
Our strategy to increase revenues by increasing the proportion of units that are occupied by private pay residents includes a planned, gradual exit from state Medicaid programs. As we exit these programs, units formerly occupied by Medicaid residents become available for private pay residents. Existing residents who had planned to rollover into a Medicaid program may decide to seek accommodations at a competing assisted living facility that continues to participate in a Medicaid program. In addition, changes in state laws or regulations that make participation in state Medicaid programs less attractive to us could result in our exit from those programs more quickly than currently contemplated which could accelerate the rate at which units are vacated. There is no assurance that we will be successful in filling these vacant units with private pay residents. Failure to successfully fill vacated units with private pay residents on a timely basis could adversely affect our operations and financial results.
Labor costs comprise a substantial portion of our operating expenses. An increase in wages, as a result of a shortage of qualified personnel or otherwise, or an increase in staffing requirements as a result of regulatory changes, could substantially increase our operating costs and reduce our earnings.
We compete with other healthcare providers for residence directors and nurses and with various industries for healthcare assistants and other employees. A shortage of nurses and other trained personnel and general inflationary pressures may force us to enhance our wage and benefits packages in order to compete for qualified personnel. In order to supplement staffing levels, we periodically may be forced to use more costly temporary help from staffing agencies. Because labor costs represent a substantial portion of our operating expenses, increases in wage rates could increase costs and reduce earnings. In addition, regulatory changes could increase staffing requirements which could increase costs and reduce earnings.
We may not be able to increase residents’ fees enough to cover increased energy, food or other costs, which could reduce our earnings.
Energy and food costs comprise a significant portion of our operating expenses. We generally try to pass increases in energy, food and other costs on to our residents but may not be able to if residents are not able to afford the increased costs. Increased energy, food, and other costs could reduce earnings, lower revenues from lower occupancy following rate increases, or both.
We may not be able to compete effectively in those markets where overbuilding exists and future overbuilding in markets where we operate could adversely affect our operations.
Overbuilding in the senior living industry in the late 1990s reduced occupancy and revenue rates at senior living residences. This, combined with unsustainable levels of indebtedness, forced several senior living operators, including ALC, into bankruptcy. The occurrence of another period of overbuilding could adversely affect our future occupancy and resident fee rates.
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
Our residences are required to comply with the Americans with Disabilities Act, or ADA. The ADA generally requires that buildings be made accessible to people with disabilities. We must also comply with the Fair Housing Act, which prohibits discrimination against individuals on certain bases if it would cause such individuals to face barriers in gaining residency in any of our residences. In addition, we are required to operate our residences in compliance with applicable fire and safety regulations, building codes and other land use regulations and food licensing or certification requirements as they may be adopted by governmental agencies and bodies from time to time. We may be required to make substantial expenditures to comply with those requirements.
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
Several states have established certificate of need processes to regulate the expansion of assisted living residences. If additional states implement certificate of need or other similar requirements for assisted living residences, our failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals, and possible delays and expenses associated with obtaining such approvals, could adversely affect our ability to expand and, accordingly, to increase revenues and earnings.
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
Our credit facility, existing mortgage loans and lease agreements contain covenants that restrict our operations. Any default under such facilities, loans or leases could result in the acceleration of indebtedness, cross-defaults, or lease terminations, any of which would negatively impact our liquidity and our ability to grow our business and increase revenues.
Our credit facility contains financial covenants and cross-default provisions that may inhibit our ability to grow our business and increase revenues. In some cases, indebtedness is secured by both a mortgage on a residence (or residences) and a guaranty by us. In the event of a default under one of these scenarios, the lender could avoid judicial procedures required to foreclose on real property by declaring all amounts outstanding under the guaranty immediately due and payable and requiring us to fulfill our obligations to make such payments. In addition, our leases contain financial and operating covenants and cross default provisions. Breaches of certain lease covenants could give the landlord the right to require us to pre-pay future lease payments, write off our related assets, and replace us with new operators. The realization of any of these scenarios could have an adverse effect on our financial condition and capital structure. Further, because our mortgages and leases generally contain cross-default and cross-collateralization provisions, a default by us related to one residence could affect a significant number of residences and their corresponding financing arrangements and leases which could have a material adverse effect on our business as a whole.
If we do not comply with the requirements prescribed within our leases or debt agreements pertaining to revenue bonds, we would be subject to financial penalties.
In connection with the construction or lease of some of our residences, we or our landlord issued federal income tax exempt revenue bonds guaranteed by the states in which they were issued. Under the terms of the debt agreements relating to some of these bonds, we are required, among other things, to lease or make available at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. Non-compliance with these restrictions may result in an event of default and cause fines and other financial costs to us. For revenue bonds issued pursuant to our lease agreements, an event of default would result in a default of the terms of the lease and could adversely affect our financial condition and results of operations.
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
As of December 31, 2009, Scotia Investments Limited (which is owned directly or indirectly by members of the Jodrey family), and its subsidiaries, owned approximately 89% of the outstanding shares of our Class B Common Stock and approximately 2% of the outstanding shares of our Class A Common Stock, which together represents approximately 54% of the total voting power of our common stock. Accordingly, Scotia Investments Limited generally has the ability to influence or control matters requiring stockholder approval, including the nomination and election of directors and the determination of the outcome of corporate transactions such as mergers, acquisitions and asset sales. Our chairman, Mr. Hennigar, and one additional director, Mr. Brotz, are members of the Jodrey family. Mr. Hennigar and Mr. Brotz disclaim beneficial ownership of the shares held by Scotia Investments Limited. In addition, the disproportionate voting rights of our Class B Common Stock may make us a less attractive takeover target.
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

We could be liable for taxes imposed on Extendicare with respect to the distribution of our common stock in connection with our separation from Extendicare.
Extendicare is subject to U.S. Federal income tax on the distribution of our common stock at the time of the Separation. Under U.S. Federal income tax law, ALC and Extendicare are jointly and severally liable for any taxes imposed on Extendicare for the periods during which we were a member of its consolidated group, including any taxes imposed with respect to the distribution of our common stock. Under our tax allocation agreement with Extendicare, Extendicare has agreed to indemnify us if we are held liable for any taxes imposed in connection with the distribution of common stock. However, Extendicare may not have sufficient assets to satisfy any such liability, and we may not successfully recover from Extendicare any amounts for which we are held liable. Our liability for any taxes imposed on Extendicare could have a material adverse effect on our results of operations and financial condition.
Conflicts of interest may arise between us and Extendicare that could be resolved in a manner unfavorable to us.
As part of the Separation, we entered into a number of transition and service agreements with Extendicare, including agreements dealing with tax allocation, payroll and benefits services, and technology services. We also entered into a separation agreement with Extendicare which covers matters such as the allocation of responsibility for certain pre-existing liabilities. While the agreements other than the separation agreement are generally terminable at ALC’s option upon ninety (90) days’ notice, questions relating to conflicts of interest may arise between us and Extendicare relating to our past and ongoing relationships. Our Vice Chair and director, Mr. Rhinelander, also serves as Chairman and a trustee of Extendicare. Decisions with the potential to create, or appear to create, conflicts of interest could relate to the nature, quality and cost of transitional services rendered to us by Extendicare, competition for potential acquisition or other business opportunities, or employee retention or recruiting.
If Extendicare engages in the same type of business we conduct or takes advantage of business opportunities that might be attractive to us, our ability to successfully operate and expand our business may be hampered.
Extendicare is not prohibited from entering the businesses similar to ours and could use the knowledge that it gained through its ownership of us to its advantage, which could negatively affect our ability to compete.
ITEM 1B — UNRESOLVED STAFF COMMENTS
None.

ITEM 2 — PROPERTIES
As of December 31, 2009, we operated 215 residences across 20 states, with the capacity to serve 9,398 residents. Of the residences we operated at December 31, 2009, we owned 152 and leased 63 pursuant to operating leases. After the close of business on December 31, 2009, ALC ceased to operate four previously leased properties consisting of 118 units. As of January 1, 2010, ALC operated 211 properties with 9,280 units in 20 states.
Our senior living operations are outlined in the following table:

						Total Residences
	Owned			Leased from Others		Under Operation
			Resident		Resident		Resident
	Number	Encumbered (1)	Capacity	Number	Capacity	Number	Capacity
Texas	27	21	1,099	14	563	41	1,662
Indiana	21	9	940	2	78	23	1,018
Washington	13	5	588	8	308	21	896
Ohio	15	12	623	5	191	20	834
Wisconsin	11	11	687	—	—	11	687
Oregon	11	7	382	8	276	19	658
Iowa	6	4	434	1	35	7	449
Pennsylvania	10	10	393	1	39	11	432
Arizona	7	7	324	2	76	9	400
South Carolina	6	4	234	4	160	10	394
Idaho	5	5	196	4	148	9	344
Nebraska	5	2	168	4	156	9	324
New Jersey	5	3	195	3	117	8	312
Georgia	—	—	—	5	290	5	290
Louisiana	4	3	195	—	—	4	195
Michigan	4	1	180	—	—	4	180
Alabama	—	—	—	1	164	1	164
Minnesota	1	1	60	—	—	1	60
Kentucky	1	1	55	—	—	1	55
Florida	—	—	—	1	44	1	44

Total	152	106	6,753	63	2,645	215	9,398

(1)	Certain of our properties are pledged as collateral under debt obligations. See Note 11 to our consolidated financial statements.
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
ITEM 4 — (REMOVED AND RESERVED)

Executive Officers of the Registrant
Listed below are the executive officers of ALC, together with their ages, positions and business experience for the past five years. All executive officers hold office at the pleasure of the Board of Directors.

Name	Age	Position
Laurie A. Bebo	39	President and Chief Executive Officer
John Buono	46	Senior Vice President, Chief Financial Officer and Treasurer
Eric B. Fonstad	62	Senior Vice President, General Counsel and Corporate Secretary
Walter A. Levonowich	53	Vice President and Controller
Laurie A. Bebo. Ms. Bebo was Chief Operating Officer of ALC from February 2005 to November 2006 when she became President and Chief Executive Officer of ALC. She was elected a director of ALC in May 2008. Prior to February 2005, Ms. Bebo was employed by EHSI and was responsible for EHSI’s skilled nursing, assisted living and independent living operations.
John Buono. From 2005 until joining ALC in October 2006, Mr. Buono was a consultant to Wind Lake Solutions, Inc., an engineering consulting firm. From 2003 to 2005, Mr. Buono was the Chief Financial Officer and Secretary of Total Logistics, Inc., a publicly-owned provider of logistics services and manufacturer of refrigerator casements, and from 1988 until 2001 Mr. Buono was the Corporate Director-Accounting and Assistant Treasurer of Sybron International, Inc., a publicly-owned manufacturer of products for the laboratory and dental industries.
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
PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Effective March 16, 2009, we implemented a one-for-five reverse stock split of our Class A Common Stock, par value $0.01 per share, and Class B Common Stock, par value $0.01 per share. All share amounts, stock prices, and per share data in this report have been adjusted to reflect this reverse stock split.
On November 10, 2006, we issued 11,508,633 shares of Class A Common Stock, $0.01 par value, and 2,355,687 shares of Class B Common Stock, $0.01 par value in connection with the Separation.
Our Class A Common Stock is listed and began trading on the New York Stock Exchange under the symbol “ALC” on November 10, 2006. The following table shows the high and low sales prices of our Class A Common Stock during the last two fiscal years as reported by the NYSE.

	High	Low
2009:
First quarter	$23.90	$12.07
Second quarter	$20.18	$12.76
Third quarter	$23.65	$12.98
Fourth quarter	$26.75	$19.56

2008:
First quarter	$37.90	$27.30
Second quarter	$37.80	$27.10
Third quarter	$39.75	$25.25
Fourth quarter	$32.25	$15.00
The closing sale price of our Class A Common Stock as reported on the NYSE on March 4, 2010, was $28.65 per share. As of that date there were 269 holders of record.

Our Class B Common Stock is neither listed nor publicly traded. On March 4, 2010, there were 62 holders of record of our Class B Common Stock.
The relative rights of the Class A Common Stock and the Class B Common Stock are substantially identical in all respects, except for voting rights, conversion rights and transferability. Each share of Class A Common Stock entitles the holder to one vote and each share of Class B Common Stock entitles the holder to ten votes with respect to each matter presented to our stockholders on which the holders of common stock are entitled to vote.
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
A reconciliation of our outstanding shares since the Separation is as follows:

		Class A	Class B
		Common	Common	Treasury
		Stock	Stock	Stock
November 10, 2006		11,508,633	2,355,687	—
	Conversion of Class B to Class A	391,751	(364,419)	—

December 31, 2006		11,900,384	1,991,268	—
	Conversion of Class B to Class A	264,203	(245,776)	—
	Repurchase of Class A Common Stock	(938,212)	—	938,212

December 31, 2007		11,226,375	1,745,492	938,212
	Conversion of Class B to Class A	197,125	(183,391)	—
	Repurchase of Class A Common Stock	(980,187)	—	980,187

December 31, 2008		10,443,313	1,562,101	1,918,399
	Conversion of Class B to Class A	35,813	(33,451)	—
	Repurchase of Class A Common Stock	(430,452)	—	430,452

December 31, 2009		10,048,674	1,528,650	2,348,851

ISSUER PURCHASES OF EQUITY SECURITIES
The following summary of repurchases of Class A Common Stock during the fourth quarter of 2009 is provided in compliance with Item 703 of Regulation S-K.

				(d)
			(c)	Maximum Number
	(a)	(b)	Total Number of Shares	(or Approximate Dollar Value) of
	Total Number	Average Price	Purchased as Part of	Shares that May Yet Be
	of Shares	Paid Per	Publicly Announced Plans	Purchased Under the Plans or
Period	Purchased (1)	Share	or Programs	Programs (1)
October 1, 2009 to October 31, 2009	4,821	$19.97	4,821	$14,339,875
November 1, 2009 to November 30, 2009	48,625	$22.97	48,625	$13,223,055
December 1, 2009 to December 31, 2009	506	$23.62	506	$13,211,104

Total	53,952	$22.71	53,952	$13,211,104

(1)
Consists of purchases made through the share purchase program approved by the Board of Directors on August 9, 2009 under which ALC may purchase up to $15 million of its outstanding shares of Class A Common Stock through August 9, 2010 (exclusive of fees).

Performance Graph
The following Performance Graph shows the changes for the period beginning November 10, 2006 (the Separation Date) and ended December 31, 2009 in the value of $100 invested in: (1) ALC’s Class A Common Stock; (2) the Standard & Poor’s Broad Market Index (the “S&P 500”); and (3) the common stock of the peer group (as defined below) of companies, whose returns represent the arithmetic average for such companies. The values shown for each investment are based on changes in share price and assume the immediate reinvestment of any cash dividends.
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
ITEM 6 — SELECTED FINANCIAL DATA
The following selected financial data as of and for each of the five years in the period ended December 31, 2009 have been derived from our audited consolidated financial statements. The selected financial data do not purport to indicate results of operations as of any future date or for any future period. The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes included elsewhere in this report.
As of December 31, 2009, ALC and its subsidiaries operated 215 senior living residences in 20 states in the United States totaling 9,398 units. ALC’s residences average approximately 40 to 60 units and offer residents a supportive, home-like setting and assistance with the activities of daily living.

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
For periods prior to the Separation Date the historical consolidated financial and other data in this report have been prepared to include all of Extendicare’s assisted living business in the United States, consisting of:
•	177 assisted living residences operated by ALC since the time of the ALC Purchase;
•	the assisted living residences operated by EHSI through the Separation Date, which consisted of 32 residences operated by EHSI at December 31, 2005;
•	three assisted living residences that were constructed and owned by EHSI (two of which were operated by ALC) during 2005;
•	Pearson since its formation;
•	A residence in Escanaba, Michigan, since its acquisition on November 1, 2006.
Prior to the Separation, operations were terminated at four of the EHSI residences and were presented as discontinued operations. At the Separation Date, the historical financial statements included 209 residences (two of which remained with EHSI).
After the Separation Date, historical consolidated financial and other data include Pearson, 178 assisted living residences operated by ALC (including the Escanaba residence), 29 residences purchased from EHSI, one residence acquired by ALC in July 2007 and eight leased residences acquired by ALC in January 2008, from and after their respective dates of acquisition. On December 31, 2008, ALC opened additions on four of its properties adding an additional 78 units. During 2009, ALC opened additions on twelve of its properties adding an additional 244 units and combined two residences located on the same campus. After the close of business on December 31, 2009, ALC ceased to operate four previously leased properties consisting of 118 units. As of January 1, 2010, ALC operated 211 properties with 9,280 units in 20 states.
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
Certain reclassifications have been made to the consolidated financial statements to conform to the presentation for 2009.

The financial information presented below may not reflect what our results of operations, financial position and cash flows would have been had we operated as a separate, stand-alone entity during the periods prior to the Separation or what our results of operations, financial position and cash flows will be in the future.

	Years Ended December 31,
	2009	2008	2007	2006	2005
		[---------------------------------(Reclassified) (1)---------------------------------]
	(In thousands, except per share data)
Income Statement Data:
Revenues	$228,723	$231,576	$225,906	$227,427	$201,405
Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	142,048	150,645	149,168	151,125	136,081
General and administrative	13,515	12,789	13,073	10,857	6,789
Residence lease expense	20,044	19,910	14,323	14,302	12,796
Depreciation and amortization	21,219	18,333	17,290	16,363	14,454
Goodwill impairment	16,315	—	—	—	—
Impairment of long-lived assets	148	—	—	3,080	—
Transaction costs	—	—	56	4,415	—

Total operating expenses	213,289	201,677	193,910	200,142	170,120

Income from operations	15,434	29,899	31,996	27,285	31,285
Other expense:
Interest income	54	614	1,631	852	353
Interest expense	(7,343)	(7,149)	(6,201)	(9,444)	(11,365)

Income from continuing operations before income taxes	8,145	23,364	27,426	18,693	20,273
Income tax expense	(7,343)	(8,652)	(10,287)	(8,508)	(7,899)

Net income from continuing operations	802	14,712	17,139	10,185	12,374
Net (loss) income from discontinued operations	(957)	(389)	40	(1,176)	(32)

Net (loss) income	$(155)	$14,323	$17,179	$9,009	$12,342

Per share data (2):
Basic earnings per common share:
Income from continuing operations	$0.07	$1.18	$1.26	$0.73	$0.89
Loss from discontinued operations	(0.08)	(0.03)	—	(0.08)	—

Net (loss) income	$(0.01)	$1.15	$1.26	$0.65	$0.89

Diluted earnings per common share:
Income from continuing operations	$0.07	$1.17	$1.25	$0.73	$0.88
Loss from discontinued operations	(0.08)	(0.03)	—	(0.08)	—

Net (loss) income	$(0.01)	$1.14	$1.25	$0.65	$0.88

	Years Ended December 31,
	2009	2008	2007	2006	2005
		[---------------------------------(Reclassified) (1)---------------------------------]
	(In thousands)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$4,360	19,905	$14,066	$19,951	$6,439
Property and equipment	415,454	413,149	385,539	364,763	368,219
Total assets	455,369	498,621	476,241	447,340	420,697
Total debt	121,737	147,756	120,797	81,366	121,952
Parent’s investment	—	—	—	—	203,443
Stockholders’ equity	272,971	279,739	294,534	316,838	—

(1)	Reflects the reclassification of 118 units previously classified as continuing operations to discontinued operations.

(2)	For periods prior to December 31, 2006, basic and diluted earnings per share are computed using shares outstanding as of the Separation Date.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Forward-looking statements are subject to risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those described in Item 1A, “Risk Factors,” in Part I of this report and in “Forward-Looking Statements and Cautionary Factors” in Item 9B, “Other Information,” in Part II of this report.
The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” in Part II of this report.
Executive Overview
In 2009, we continued our strategy to make additional units available to private pay residents by reducing the number of units occupied by residents paying through various state Medicaid programs. Historically, a relatively large proportion of our residents paid for assisted living services through Medicaid programs. Since December 31, 2005, we have reduced the proportion of our residents who pay through Medicaid programs from 29.8% to 7.2% at December 31, 2009. We believe the planned reduction in Medicaid occupancy is a necessary part of our long-term operating strategy to improve our overall revenue base because:
•	our private pay rates generally exceed those paid through Medicaid reimbursement programs by 50% to 60%,

•	we reduce our exposure to reductions in reimbursement rates provided by government programs, and

•	our private pay residents typically have less severe health needs and require fewer services than residents funded by Medicaid programs, resulting in:
•	A better fit for our social and wellness model, and
•	A safer environment for employees and the other residents in our communities.
On a continuing residence basis, average private pay occupancy in the year ended December 31, 2009 declined by 89 units as compared to the year ended December 31, 2008. However, private pay average occupancy levels trended up in the second half of 2009. Average private pay occupied units in continuing residences in 2009 were 5,385, 5,353, 5,381 and 5,450 for the first, second, third and fourth quarters, respectively. We believe our success in attracting and maintaining private pay residents in 2009 was, and may continue to be, affected by the current poor general economic conditions. Poor general economic conditions affect private pay occupancy because:
•	family members are more willing and able to provide care at home;

•	residents have insufficient investment income or are unable to obtain necessary funds from the sale of their homes or other investments; and

•	independent living facilities are accepting traditional assisted living residents with home care services.
The impact of these factors is referred to in this report as the “Private Pay Impact”. In the event general economic conditions fail to improve, we believe these negative occupancy and revenue trends may continue.
On a continuing residence basis, average Medicaid occupancy in the year ended December 31, 2009 decreased by 300 units as compared to the year ended December 31, 2008. Our Medicaid census continues to decline overall because we no longer accept new Medicaid residents and only allow private pay residents to roll over into Medicaid programs at a very limited number of residences. This planned reduction in Medicaid occupancy is referred to in this report as the “Medicaid Impact”.
We review our rates on an annual basis or as market conditions dictate. As in past years, we implemented rate increases as of the first of January. On a continuing residence basis, for the year ended December 31, 2009, rate increases, combined with our improved mix of private pay occupancy, resulted in an overall average rate increase of 5.7% as compared to an increase of 8.6% in the year ended December 31, 2008. Because our census of residents paying through Medicaid programs has diminished, we expect our future overall rate increases to be impacted less by the change in payer mix.
Average occupancy as a percentage of total available units for all continuing residences in the years ended December 31, 2009, 2008 and 2007 was 64.2%, 69.1%, and 79.0%, respectively. Average private pay occupancy as a percentage of total occupied units in the years ended December 31, 2009, 2008 and 2007 for all continuing residences was 93.0%, 88.6%, and 79.9%, respectively. Private pay revenues as a percentage of total revenues for all continuing residences in the years ended December 31, 2009, 2008 and 2007 was 95.3%, 91.9% and 85.3%, respectively.

From time to time, we may increase or reduce the number of units we actively operate, which may affect reported occupancy and occupancy percentages.
Unit expansions
We have opened 322 units as part of our program to add 400 units to existing residences. These openings added 238 units to the average number of available units in the year ended December 31, 2009 as compared to the year ended December 31, 2008. The additional average occupied units from the expansion increased private pay occupancy during the year ended December 31, 2009 by 48 units as compared to the year ended December 31, 2008.
Temporary closings
In the year ended December 31, 2009, 298 units were temporarily closed for future refurbishment, reducing the average number of available units by 157 as compared to the year ended December 31, 2008. The reduction in average occupied units from the refurbishment programs reduced private pay occupancy by 53 units from the year ended December 31, 2008.
Discontinued Operations
In the third quarter of 2009, ALC elected not to exercise a purchase option on five residences it operated under a master lease agreement. As a result, after the close of business on December 31, 2009 ALC ceased operating four of the five residences and has classified these four residences (consisting of 118 units) as discontinued operations. The remaining residence (consisting of 39 units) will continue to be operated by ALC under an operating lease which expires in February 2014 (with a right to extend an additional five years). For the year ended December 31, 2009, the discontinued units were occupied by an average of 59 private pay residents and 9 Medicaid residents.
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
In February 2007, we announced plans to add a total of 400 units to our existing owned buildings. By December 31, 2009, we had completed, licensed, and begun accepting new residents in 322 of these units. Construction continues on the remaining expansion units. As of the date of this report, we are targeting completion of 47 units by the end of 2010 and the remaining units in 2011. We have spent $35.5 million through December 31, 2009, and expect to spend an additional $7.5 million in 2010 and $3.6 million in 2011 related to this expansion program. Our current cost estimate for the program is $115,000 per unit. This unit cost includes the addition of common areas such as media rooms, family gathering areas and exercise facilities. Our process of selecting buildings for expansion consisted of identifying what we believe to be our best performing buildings as determined by factors such as occupancy, strength of the local management team, private pay mix, and demographic trends for the area.
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
Specifically, from November 2006 through December 31, 2009, we increased the number of units available to private pay residents by exiting Medicaid contracts at 77 of our residences and reaching an agreement with the state of Oregon to gradually reduce the number of units available to Medicaid residents through attrition. In limited circumstances we may be required to allow residents who are private pay to remain in the residence if they later convert to Medicaid. We plan to continue to focus on moving private pay residents into our residences.
We consider improvement in payer mix an important part of our long-term strategy to improve our overall revenue base. To the extent we have not been able to immediately fill vacancies created by the exit of Medicaid residents with private pay residents, the reduction in the number of units occupied by Medicaid residents has significantly contributed to overall occupancy and revenue reductions. If general economic conditions fail to improve, our ability to fill vacant units with private pay residents may continue to be limited and the occupancy and revenue challenges may continue. However, as the proportion of the population in our residences who pay through Medicaid programs trends closer to zero, the impact on our revenues and occupancy from further reductions in the number of our Medicaid residents will diminish.
Applying efficiencies achievable from operating a large number of assisted living residences
The senior living industry is large and fragmented and characterized by many small and regional operators. According to figures available from the American Seniors Housing Association, the top five operators of senior living residences measured by total resident capacity service less than 14% of total capacity. We leverage the efficiencies of scale we have achieved through the consolidated purchasing power of our residences, our standardized operating model, and our centralized financial and management functions to lower costs at our residences.
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
In April 2008 we temporarily closed a 50 unit residence in Texas. In 2009 we temporarily closed three residences consisting of 109 units in Oregon and subsequently reopened two of them consisting of 76 units in the fourth quarter of 2009 after refurbishment. Also in the fourth quarter of 2009, we closed two properties consisting of 100 units in Arizona and one property consisting of 39 units in Idaho. While we currently expect to refurbish all of our closed residences, we are also considering a variety of other options, including the sale of one or more of these residences. We believe these residences are located in markets with strong growth potential but require some updating and repositioning in the market. Once underway, refurbishments are expected to take three to nine months to complete. Following refurbishment, we expect these projects will take approximately twelve additional months to stabilize occupancy. We spent approximately $200,000 to $400,000 on each of our reopened refurbishment projects and expect the cost of other refurbishments to be in that range.
As of the date of this report we have identified two properties, consisting of 80 units, which we expect to close in the first quarter of 2010. Similar to the 222 units that are currently closed, while we expect to refurbish these residences, we are considering a variety of other options, including the potential sale of one or more of these residences.
In the third quarter of 2009 we elected not to exercise a purchase option on five residences in Oregon. As a result, we ceased operating four of the five residences following the close of business on December 31, 2009.

On August 1, 2009, ALC elected to decline its option to renew its leases with one lessor on nine residences, two of which are located in New Jersey and seven of which are located in Texas, constituting of a total of 365 units. The residences have individual leases all with the same lessor. Three of the leases will terminate in November 2010, three terminate in August 2011, two terminate in April of 2012 and one terminates in May 2012. Although ALC has declined its option to renew its lease on these properties, it may consider alternative arrangements with the lessor.
In the event that alternative arrangements with the lessor are not made, ALC would cease to operate the nine residences consisting of 365 units and all assets and obligations would be written off to the extent they are not recoverable.  As of December 31, 2009, the net assets from these residences were approximately $0.8 million.  Effective with the decision to not renew the leases, ALC has accelerated the depreciation and amortization on the respective furniture, fixtures, equipment and leasehold improvements such that the net assets will be fully depreciated upon termination of the respective leases. The nine residences had revenues of $8.7 million and $8.8 million for the years ended December 31, 2009 and 2008, respectively, and a pre-tax loss of $0.0 million and $1.0 million for the years ended December 31, 2009 and 2008, respectively.  Average occupancy at these residences for the years ended December 31, 2009 and 2008 consisted of 204 and 201 private pay and 20 and 33 Medicaid residents, respectively.
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

•
Consolidated Results of Operations. This section provides an analysis of our results of operations for the year ended December 31, 2009 compared to the year ended December 31, 2008 and for the year ended December 31, 2008 compared to the year ended December 31, 2007.

•	Liquidity and Capital Resources. This section provides a discussion of our liquidity and capital resources as of December 31, 2009, and our expected future cash needs.
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
Basis of Presentation of Historical Consolidated Financial Statements
The following is a description of significant events that occurred in our business since January 2007 and how those events affected the basis of presentation of our historical consolidated financial statements:
•
On July 20, 2007, we completed the acquisition of a newly constructed 185 unit assisted and independent living residence in Dubuque, Iowa (the “Dubuque Acquisition”) at a purchase price including all fees and expenses of approximately $24.4 million. At the time of purchase, the residence was approximately 47% occupied with all private pay residents.

•
Effective January 1, 2008, we acquired the operations of BBLRG, LLC doing business as CaraVita (the “CaraVita Acquisition”), consisting of eight leased residences. The operations included a total of 541 units for a purchase price including expenses of $14.8 million. The residences, five of which are located in Georgia and one in each of South Carolina, Alabama and Florida, were occupied with 481 private pay residents at the time of acquisition. The lease has an initial term expiring in March 2015 with three five-year renewal options.

•	From December 31, 2007 to December 31, 2009, we constructed and opened 16 new additions consisting of a total of 322 units.
•
Effective December 31, 2009, we terminated the lease of four residences consisting of 118 units. For purposes of the audited consolidated financial statements, these residences have been reported as discontinued operations.

Business Overview
Revenues
We generate revenue from private pay and Medicaid sources. For the years ended December 31, 2009, 2008 and 2007, approximately 95%, 92% and 85%, respectively, of our revenues were generated from private pay sources. Residents are charged an accommodation fee that is based on the type of accommodation they occupy and a service fee that is based upon their assessed level of care. We generally offer studio, one-bedroom and two-bedroom accommodations. The accommodation fee is based on prevailing market rates of similar senior living accommodations. The service fee is based upon periodic assessments, which include input of the resident and the resident’s physician and family and establish the additional hours of care and service provided to the resident. We offer various levels of care for our residents who require less or more frequent and intensive care or supervision. For the years ended December 31, 2009, 2008 and 2007 approximately 77%, 78% and 79%, respectively, of our private pay revenue was derived from accommodation fees with the balance derived from service fees. Both the accommodation and level of care service fees are charged on a per day basis, pursuant to residency agreements.
Medicaid rates are generally lower than rates earned from private payers. Therefore, we consider our private pay mix an important performance indicator.
Although we intend to continue to reduce the number of units occupied by residents paying through Medicaid, as of December 31, 2009, we provided assisted living services to Medicaid funded residents at 50 of the residences we operate. Medicaid programs in each state determine the revenue rates for accommodations and levels of care. The basis of the Medicaid rates varies by state and in certain states is subject to negotiation.
Residence Operations Expenses
For all continuing residences, as defined below, residence operations expense percentages consisted of the following:

	2009	2008	2007
Wage and benefit costs	61%	61%	61%
Property related costs	22	21	20
Other operating costs	17	18	19

Total	100%	100%	100%

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
Private Pay Mix
Private pay occupancy mix is the measure of the percentage of private or non-Medicaid census. Private pay revenue mix is the measure of the percentage of private or non-Medicaid revenues. We focus on increasing private pay mix.
Average Revenue Rate
The average revenue rate represents the average daily revenues earned from accommodation and service fees provided to private pay and Medicaid residents. The daily revenue rate is calculated by dividing aggregate revenues earned by the ADC in the corresponding period.
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
Review of Key Performance Indicators
In order to compare our performance between periods, we assess the key performance indicators for all of our continuing residences. All “continuing residences” are defined as all residences excluding four assisted living residences in Oregon that ALC discontinued operating as of December 31, 2009. From time to time, we may temporarily close residences and subsequently reopen them after refurbishment which will increase or decrease the number of units we actively operate. These residences are included in continuing operations as long as they are available for occupancy.
In addition, we assess key performance indicators for residences that we operate in all reported periods, or “same residence” operations. Same residence operations includes those residences that have been available for occupancy for the entire reporting period. The same residence tables below exclude the Dubuque Acquisition, the CaraVita Acquisition, the 16 additions consisting of 322 units which were added to existing properties since December 31, 2006, and the seven residences that were temporarily closed at any point in time since December 31, 2006.

ADC
All Continuing Residences
The following table sets forth our average daily census for the years ended December 31, 2009, 2008 and 2007 for both private pay and Medicaid residents for all of the continuing residences whose results are reflected in our consolidated financial statements:
Average Daily Census

	2009	2008	2007
Private pay	5,393	5,482	5,241
Medicaid	408	708	1,317

Total ADC	5,801	6,190	6,558

Private pay occupancy mix	93.0%	88.6%	79.9%

Private pay revenue mix	95.3%	91.9%	85.3%

During 2009, total ADC decreased 6.3% from the prior year. Private pay ADC decreased 1.6% from the prior year primarily due to the Private Pay Impact, partially offset by increases in occupancy in the new additions. Medicaid ADC decreased 42.4% from the prior year due to the Medicaid Impact. As a result of the Medicaid Impact, partially offset by the Private Pay Impact, the private pay occupancy mix increased in percentage from 88.6% to 93.0% and the private pay revenue mix increased from 91.9% to 95.3%. During 2008, total ADC decreased 5.6% from the prior year. Private pay ADC increased 4.6% from the prior year primarily due to the CaraVita and Dubuque Acquisitions, partially offset by the Private Pay Impact. Medicaid ADC decreased 46.2% from the prior year due to the Medicaid Impact. As a result of the Medicaid Impact, partially offset by the Private Pay Impact, the private pay occupancy mix increased in percentage from 79.9% to 88.6% and the private pay revenue mix increased from 85.3% to 91.9%.
Same Residence Basis
The following table sets forth our average daily census for the years ended December 31, 2009, 2008 and 2007 for both private and Medicaid payers for all residences on a same residence basis.
Average Daily Census

	2009	2008	2007
Private pay	4,755	4,863	5,121
Medicaid	367	621	1,198

Total ADC	5,122	5,484	6,319

Private pay occupancy mix	92.8%	88.7%	81.1%

Private pay revenue mix	95.1%	91.9%	86.1%

During 2009, total ADC on a same-residence basis decreased 6.6% from the prior year. Private pay ADC decreased 2.2% primarily from the Private Pay Impact. Medicaid ADC decreased 40.9% from the prior year due to the Medicaid Impact. As a result of the Medicaid Impact, partially offset by the Private Pay Impact, the private pay occupancy mix increased in percentage from 88.7% to 92.8% and the private pay revenue mix increased from 91.9% to 95.1%. During 2008, total ADC on a same-residence basis decreased 13.2% from the prior year. Private pay ADC decreased 5.0% primarily from the Private Pay Impact. Medicaid ADC decreased 48.2% from the prior year due to the Medicaid Impact. As a result of the Medicaid Impact, partially offset by the Private Pay Impact, the private pay occupancy mix increased in percentage from 81.1% to 88.7% and the private pay revenue mix increased from 86.1% to 91.9%.
Occupancy Percentage
Occupancy percentages are affected by our acquisition of residences in lease-up mode and additions to existing residences as the residence is filling the additional units. After the completion of construction, we generally plan for additional units to take anywhere from one to one and a half years to reach optimum occupancy levels (defined by us as at least 90%).

Due to the impact on occupancy rates that developmental units have on historical results, we split occupancy information between mature and developmental units. In general, developmental units are defined as the additional units in a residence that has undergone an expansion or in a new residence that has opened. New units identified as developmental are classified as such for a period of no longer than 12 months after completion of construction. Between January 1, 2007 and December 31, 2009, we completed the following projects that increased our operational capacity: (1) 2007— two additions (48 units) and one acquisition (185 units), (2) 2008— the CaraVita Acquisition (eight residences comprising 541 units) and four additions (78 units), and (3) 2009 – twelve additions (244 units). The CaraVita Acquisition is classified as mature as these residences were approximately 90% occupied upon purchase. All units that are not developmental are considered mature units.
All Continuing Residences
The following table sets forth our occupancy percentages for the years ended December 31, 2009, 2008 and 2007 for all mature and developmental continuing residences whose results are reflected in our consolidated financial statements:
Occupancy Percentage

	2009	2008	2007
Mature	65.4%	69.8%	79.7%

Developmental	20.1%	44.3%	44.0%

Total residences	64.2%	69.1%	79.0%

For 2009, we saw a decline in mature residences occupancy percentage from 69.8% to 65.4% and a decrease in occupancy in our developmental residences from 44.3% to 20.1%. The reduction in mature occupancy is primarily a result of the Medicaid Impact and to a lesser extent, the Private Pay Impact. The reduction in developmental occupancy is primarily a result of the 322 expansion units that have been brought on line since December 31, 2008. For 2008, we saw a decline in mature residences’ occupancy percentage from 79.7% to 69.8% and an increase in occupancy in our developmental residences from 44.0% to 44.3%. The decline in mature occupancy is primarily a result of the Medicaid Impact.
Occupancy percentages for all residences decreased from 79.0% in 2007 to 69.1% in 2008 to 64.2% in 2009.
Same Residence Basis
The following table sets forth the occupancy percentages outlined above on a same residence basis:
Occupancy Percentage

	2009	2008	2007
Mature	64.2%	69.0%	80.1%

Developmental	46.0%	37.4%	46.0%

Total residences	64.6%	68.8%	81.0%

For 2009, we saw a decline in mature residences occupancy percentage from 69.0% to 64.2% and an increase in occupancy in our developmental residences from 37.4% to 46.0%.
For 2008, we saw a decline in mature residences occupancy percentage from 80.1% to 69.0% and a decrease in occupancy in our developmental residences from 46.0% to 37.4%.
Occupancy percentages for same residences decreased from 81.0% in 2007 to 68.8% in 2008 to 64.6% in 2009.
The declines in our mature and total occupancy percentage for 2009 through 2007 were due primarily to the Medicaid Impact and the Private Pay Impact.

Average Revenue Rate
All continuing residences
The following table sets forth our average daily revenue rates for the years ended December 31, 2009, 2008 and 2007 for all continuing residences whose results are reflected in our historical consolidated financial statements:

	2009	2008	2007
Average daily revenue rate	$108.02	$102.22	$94.14

The average daily revenue rate increased 5.7% and 8.6% in 2009 and 2008, respectively. In 2009, the average daily revenue rate increased primarily as a result of annual rate increases for both room and board and services and an improvement in private pay revenue mix. The increase in 2008 was driven by market rate increases of approximately 5% but also were enhanced by an improvement in private pay revenue mix and a significant increase in service fee revenue.
Number of Residences Under Operations
The following table sets forth the number of residences under operations as of December 31:

	2009(1)	2008	2007
Owned (2)	152	153	153
Under capital lease	—	5	5
Under operating leases	63	58	50

Total under operation	215	216	208

Percent of residences:
Owned	70.7%	70.8%	73.6%
Under capital leases	—	2.3	2.4
Under operating leases	29.3	26.9	24.0

	100.0%	100.0%	100.0%

(1)	In 2009, we combined two residences located on the same campus.

(2)
Includes seven residences temporarily closed for refurbishment in 2009 and one residence temporarily closed for refurbishment in 2008. Two of the seven residences closed for refurbishment in 2009 were reopened in December 2009.

ADJUSTED EBITDA and ADJUSTED EBITDAR
The following table sets forth a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDAR for the years ended December 31:

	2009	2008	2007
	(In thousands)
Net (loss) income	$(155)	$14,323	$17,179
(Income) loss from discontinued operations, net of taxes	957	389	(40)
Provision for income taxes	7,343	8,652	10,287

Income from continuing operations before income taxes	8,145	23,364	27,426
Add:
Depreciation and amortization	21,219	18,333	17,290
Interest income	(54)	(614)	(1,631)
Interest expense	7,343	7,149	6,201
Goodwill impairment	16,315	—	—
Transaction costs	—	—	56
Loss on impairment of long-lived assets	148	—	—
Non-cash equity based compensation	406	99	—
Loss on sale or disposal of fixed assets	54	382	—

Adjusted EBITDA	53,576	48,713	49,342

Add: Lease expense	20,044	19,910	14,323

Adjusted EBITDAR	$73,620	$68,623	$63,665

The following table sets forth the calculations of Adjusted EBITDA and Adjusted EBITDAR percentages for the years ended December 31:

	2009	2008	2007
	(Dollars in thousands)
Revenues	$228,723	$231,576	$225,906

Adjusted EBITDA	$53,576	$48,713	$49,342

Adjusted EBITDAR	$73,620	$68,623	$63,665

Adjusted EBITDA as percent of total revenue	23.4%	21.0%	21.8%

Adjusted EBITDAR as percent of total revenue	32.2%	29.6%	28.2%

For 2009, Adjusted EBITDA increased by $4.9 million, or 10.0%, over 2008 and Adjusted EBITDAR increased by $5.0 million, or 7.3%, over 2008.
For 2008, Adjusted EBITDA decreased $0.6 million, or 1.3%, from 2007 and Adjusted EBITDAR increased $5.0 million, or 7.8%, over 2007.
Please see the review of consolidated results of operations below for a discussion of the fluctuations in the components of Adjusted EBITDA and Adjusted EBITDAR.
Please see “— Business Overview — Key Performance Indicators — Adjusted EBITDA and Adjusted EBITDAR” above for a discussion of our use of Adjusted EBITDA and Adjusted EBITDAR and a description of the limitations of such use.
Consolidated Results of Operations
Three Year Financial Comparative Analysis
The following table sets forth details of our revenues and income as a percentage of total revenues for the years ended December 31:

	2009	2008	2007
Revenues	100.0%	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	62.1	65.1	66.0
General and administrative	5.9	5.5	5.8
Residence lease expense	8.8	8.6	6.3
Depreciation and amortization	9.3	7.9	7.7
Impairment of goodwill	7.1	—	—
Impairment of long-lived asset	0.1	—	—

Total operating expenses	93.3	87.1	85.8

Income from operations	6.7	12.9	14.2
Interest income	—	0.3	0.7
Interest expense	(3.2)	(3.1)	(2.7)

Income from continuing operations before income taxes	3.5	10.1	12.2

Income tax expense	(3.2)	(3.7)	(4.6)
Loss from discontinued operations, net of taxes	(0.4)	(0.2)	—

Net (loss) income	(0.1)%	6.2%	7.6%

Year Ended December 31, 2009 Compared with the Year Ended December 31, 2008
Revenues
Revenues in the year ended December 31, 2009 decreased $2.9 million, or 1.2% from the year ended December 31, 2008, primarily due to the planned reduction in the number of units occupied by Medicaid residents ($8.0 million), a reduction in the number of units occupied by private pay residents ($3.4 million) and, as a result of 2008 being a leap year, one less day in the year ended December 31, 2009 ($0.6 million), partially offset by higher average daily revenue as a result of rate increases ($9.1 million).

Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)
Residence operating costs decreased $8.6 million, or 5.7%, in 2009 compared to 2008. Residence operating costs decreased $4.7 million due to reductions in labor, $2.7 million due to kitchen and housekeeping costs, $0.9 million due to reductions in administrative expenses, $0.6 million due to lower utility costs, and $0.4 million due to the absence of hurricane costs in the 2009 year, partially offset by $0.7 million in higher property taxes and insurance costs. Staffing needs in 2009 as compared to 2008, decreased primarily because of a decline in the number of units occupied by Medicaid residents who tend to have higher care needs than private pay residents, and general economic conditions which enabled us to hire new employees at lower wage rates. Decreased overall occupancy and new group purchasing plans lowered purchasing costs related to kitchen and housekeeping expenses.
General and Administrative
General and administrative costs increased $0.7 million, or 5.7%, in 2009 compared 2008. Salaries and benefits increased $1.3 million, $0.3 million of which was related to non-cash equity-based compensation expense, partially offset by a $0.2 million reduction in travel and meetings expense due to the absence of our annual conference in 2009, a $0.2 million favorable legal decision, a $0.1 million reduction in consulting fees, and $0.1 million reduction in administrative expenses related to other cost control measures.
Residence Lease Expense
Residence lease expense for 2009 increased $0.1 million, or 0.7% compared to 2008.
Depreciation and Amortization
Depreciation and amortization expense increased $2.9 million to $21.2 million in 2009 compared to 2008. During 2009, depreciation expense increased $3.1 million from the prior year, which resulted from the impact of the additions at sixteen residences that opened from the fourth quarter of 2008 through the end of 2009 and from general capital expenditures across our portfolio. Intangible amortization expense decreased by $0.2 million as a result of resident relationship intangibles becoming fully amortized in January of 2008.
Impairment of Goodwill
Goodwill impairment charges for 2009 of $16.3 million resulted from a decline in our market capitalization in the first quarter of 2009.  In accordance with accounting guidance, we performed an impairment test on goodwill and intangibles as of the end of the first quarter of 2009.   As a result, we recorded a non-cash goodwill impairment charge of $16.3 million ($14.7 million net of related tax benefits) for 2009. The impairment charge was required as a result of the decline in the market value of our common stock primarily due to the depressed macroeconomic environment, constraints in the capital markets, and volatility in the equity markets.
Impairment of Long-Lived Assets
The loss due to the impairment of long-lived assets in 2009 was the result of our decision not to exercise a purchase option on a capital lease. The capital lease asset and obligation were written off resulting in a loss of $0.1 million primarily relating to assets retained by the lessor.
Income from Operations
Income from operations for 2009 was $15.4 million compared to income from operations of $29.9 million for 2008 due to the reasons described above.
Interest Income
Interest income decreased $0.6 million in 2009 compared to 2008. The decrease was due to lower interest rates on invested cash and decreased cash available for investment.
Interest Expense
Interest expense increased $0.2 million in 2009 compared to 2008.

Income from Continuing Operations before Income Taxes
Income from continuing operations before income taxes for 2009 was $8.1 million compared to income from continuing operations before income taxes of $23.4 million for 2008 due to the reasons described above.
Income Tax Expense
Income tax expense for 2009 was $7.3 million compared to $8.7 million for 2008. Due to our first quarter 2009 write-off of goodwill, of which $11.9 million was not tax deductible, our effective tax rates between 2008 and 2009 are not directly comparable. Excluding the goodwill impairment charge, our effective rate was 37.0% for both 2009 and 2008.
Net Income from Continuing Operations
Net income from continuing operations for 2009 was $0.8 million compared to net income from continuing operations of $14.7 million for 2008, due to the reasons described above.
Loss from Discontinued Operations, net of Taxes
Loss from discontinued operations, net of taxes, for 2009 was $1.0 million compared to loss from discontinued operations, net of taxes of $0.4 million for 2008. The loss from discontinued operations, net of taxes, for 2009, includes a $1.2 million loss on impairment of fixed assets recorded as a result of ALC’s election not to exercise a purchase option on four residences it operated under a master lease agreement.
Net (Loss) Income
Net loss for 2009 was $0.2 million compared to net income of $14.3 million for 2008 due to the reasons described above.
Year Ended December 31, 2008 Compared with the Year Ended December 31, 2007
Revenues
Revenues in 2008 increased $5.7 million or 2.5% from 2007 primarily due to additional revenues from acquired residences ($18.3 million), higher average daily revenue as a result of rate increases ($12.1 million), and one additional day in the 2008 period due to leap year ($0.6 million), partially offset by a reduction in the number of units occupied by private pay residents ($9.3 million), the planned reduction in the number of units occupied by Medicaid residents ($15.4 million), and revenue from leasing ALC’s corporate office ($0.6 million) in the 2007 period only.
Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)
Residence operations costs increased $1.5 million, or 1.0%, in 2008 compared to 2007. The CaraVita and Dubuque Acquisitions increased residence operations costs by $11.8 million and expenses related to the effects of hurricanes increased operating expenses by $0.4 million. These increases were largely offset by decreases in operating expenses related to the decline in occupancy. Payroll and benefits decreased $7.1 million, dietary related expenses decreased $2.1 million, resident care and activities expenses decreased $0.3 million, and housekeeping decreased $0.2 million. Other non-occupancy related expenses such as administrative expenses, insurance and property taxes, declined by $0.5 million, $0.3 million, and $0.2 million, respectively.
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

Depreciation and Amortization
Depreciation and amortization increased $1.0 million to $18.3 million in 2008 compared to $17.3 million in 2007. The increase in depreciation expense resulted from the full year impact of two additions that were completed during 2007, the Dubuque Acquisition in July 2007, and from general capital expenditures across our portfolio. Amortization expense decreased by $0.5 million from a reduction in resident relationship amortization of $1.9 million which was fully amortized in January 2008, partially offset by additional intangible amortization of $1.4 million resulting from the CaraVita and Dubuque Acquisitions.
Transaction Costs
No costs related to the separation from Extendicare were incurred in 2008. Transaction costs related to our separation amounted to approximately $0.1 million in 2007.
Impairment of Long-Lived Asset
ALC periodically assesses the recoverability of long-lived assets, including property and equipment, in accordance with accounting guidance. Long-lived assets must be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying value of an asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent the book value of the asset exceeds estimated fair value. No impaired properties were identified in 2008.
Income from Operations
Income from operations for 2008 was $29.9 million compared to $32.0 million for 2007 due to the reasons described above.
Interest Income
Interest income decreased $1.0 million to $0.6 million in 2008 compared to 2007. The decrease was due to lower interest rates on invested cash and a decrease in cash available for investment.
Interest Expense
Interest expense increased $0.9 million to $7.1 million in 2008 compared to 2007. The increase was primarily due to higher borrowings under our $120 million credit facility to fund the CaraVita and Dubuque Acquisitions and Class A Common Stock repurchases.
Income from Continuing Operations before Income Taxes
Income from continuing operations before income taxes for 2008 was $23.4 million compared to $27.4 million for 2007 due to the reasons described above.
 Income Tax Expense
Income tax expense for 2008 was $8.7 million compared to $10.3 million for 2007. Our effective tax rate was 37.0% and 37.5% for 2008 and 2007, respectively. Our effective rate declined 0.5% due to lower overall taxable income in 2008 resulting in a reduction of our current federal tax rate from 35% to 34%. Our deferred tax assets and liabilities remain tax effected at the 35% federal tax rate, the rate at which we expect our temporary differences to be recovered or settled.
Net Income from Continuing Operations
Net income from continuing operations for 2008 was $14.7 million compared to $17.1 million for 2007 due to the reasons described above.
Loss from Discontinued Operations, net of Taxes
The loss from discontinued operations, net of taxes was $0.4 million compared to $0.0 million for December 31, 2008 and 2007, respectively.

Net Income
Net income for 2008 was $14.3 million compared to $17.2 million due to the reasons described above.
Related Party Transactions
Extendicare and its affiliates were no longer affiliates of ALC effective with the Separation Date.
Liquidity and Capital Resources
Three Year Financial Comparative Analysis
Sources and Uses of Cash
We had cash and cash equivalents of $4.4 million at December 31, 2009 compared to $19.9 million at December 31, 2008 and $14.1 million as of December 31, 2007. The table below sets forth a summary of the significant sources and uses of cash for the years ended December 31:

	2009	2008	2007
	(In thousands)
Cash provided by operating activities	$43,674	$44,932	$49,112
Cash used in investing activities	(28,117)	(38,779)	(55,669)
Cash (used in) provided by financing activities	(31,102)	(314)	672

(Decrease) increase in cash and cash equivalents	$(15,545)	$5,839	$(5,885)

Cash provided by operating activities:
Cash flow from operating activities was $43.7 million in 2009 compared to $44.9 million in 2008 and $49.1 million in 2007.
2009 vs. 2008 cash provided by operating activities:
Decreased cash flow from operations in 2009 was primarily due to:
•
$5.4 million from decreases in other non-current assets primarily related to the 2008 modification of restricted cash requirements associated with a portion of our general liability and professional liability insurance;

•	$2.3 million from decreases in accounts payable;
•	$1.8 million from increases in prepaids and other assets;
•	$0.7 million from a decrease in deferred revenue;
•	$0.6 million from decreases in other long term liabilities;
•	$0.6 million in from an increase in accounts receivable; and
•	$0.4 million for increases in payments for self-insured liabilities;
partially offset by:
•	$5.0 million from increases in income taxes payable;
•	$3.4 million from an increase in net income adjusted for non-cash charges;
•	$1.3 million from increases in accrued liabilities;
•	$0.5 million from increases in long-term liabilities of discontinued operations; and
•	$0.3 million of other changes.

2008 vs. 2007 cash provided by operating activities:
Decreased cash flow from operations in 2008 was primarily due to:
•
$4.7 million decrease in cash generated from deferred revenues (primarily related to increased efforts in 2007 to collect revenues in advance of the due dates, deferred revenue balances increased in 2008 over 2007, but not to the same extent as 2007 increased over 2006);

•	$3.3 million from decreases in taxes payable (primarily from excess estimates paid in 2008);
•	$2.9 million from a decrease in net income;
•	$2.5 million from decreases in accounts payable;
•	$1.0 million from increases in accounts receivable;
•	$0.7 million from increases in fair values of derivatives; and
•	$0.4 million from decreases in bad debt reserves;
partially offset by:
•	$4.5 million from decreases in current deferred income taxes (primarily related to a tax refund as a result of the audit of our 2004 Federal tax return and continued bonus depreciation on our assets);
•	$3.0 million from decreases in other non-current assets (primarily from the refund of restricted cash previously collateralizing letters of credit);
•	$1.1 million of additional depreciation and amortization;
•	$0.9 million from increased amortization of purchase accounting adjustments;
•	$0.8 million from increases accrued liabilities;
•	$0.3 million from increases in prepaid expenses and other current assets;
•	$0.3 million in increases in other long term liabilities;
•	$0.2 million from a loss on disposal of property (primarily related to hurricane damage); and
•	$0.1 million increase in stock compensation expense.
Working capital:
In 2009 our working capital increased by $4.0 million from 2008 while in 2008 our working capital decreased by $6.6 million from 2007.
It is not unusual for us to operate in the position of a working capital deficit because our revenues are collected more quickly, often in advance, than our obligations are required to be paid. This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or used to pay off longer term liabilities.
2009 vs. 2008 working capital changes:
The increase in working capital in 2009 as compared to 2008 was primarily due to decreased current maturities of long-term debt of $9.0 million, decreased liabilities for discontinued operations of $8.5 million, a decrease in accounts payable of $5.5 million and a decrease in deferred revenue of $0.3 million, partially offset by a decrease in cash of $15.5 million, a decrease in income taxes receivable of $2.4 million and a decrease in accrued liabilities of $1.3 million.

2008 vs. 2007 working capital changes:
The increase in working capital in 2008 as compared to 2007 was primarily due to decreased current maturities of long-term debt of $7.2 million, increased cash of $5.8 million, increased accounts payable of $5.8 million, increased income tax receivable of $3.1 million, decreased investments of $2.1 million and decreased prepaid expenses of $1.8 million.
Cash used in investing activities:
Cash used in investing activities was $28.1 million, $38.8 million and $55.7 million for 2009, 2008 and 2007, respectively.
2009 vs. 2008 cash used in investing activities:
The decrease of $10.7 million in cash used for investing activities between 2009 and 2008 was due to:
•	$8.0 million in reduced cash used for new construction projects;
•	$3.2 million decrease in cash used for purchases of property and equipment; and
partially offset by:
•	$0.5 million decrease in cash designated for acquisitions.
2008 vs. 2007 cash used in investing activities:
The decrease of $16.9 million in cash used for investing activities between 2008 and 2007 was due to:
•	$39.6 million decrease in cash for acquisitions;
partially offset by:
•	$17.4 million in additional cash used for new construction projects; and
•	$5.3 million in additional payments for other construction, property and equipment.
2009 vs. 2008 property and equipment
Property and equipment decreased by $2.3 million in 2009. Property and equipment decreased by:
•	$19.6 million from depreciation expense;
•	$2.5 million due to termination of a capital lease; and
partially offset by:
•	$14.5 million from capital expenditures (excluding new construction projects); and
•	$9.9 million from new construction projects.
2008 vs. 2007 property and equipment
Property and equipment increased by $27.7 million in 2008. Property and equipment increased by:
•	$17.8 million from capital expenditures (excluding new construction projects);
•	$26.8 million from new construction projects;

partially offset by:
•	$16.9 million from depreciation expense.
Cash (used in) provided by financing activities:
Cash used in financing activities was $31.1 million and $0.3 million for 2009 and 2008, respectively. Cash provided by financing activities was $0.7 million for 2007.
For 2009, cash used in financing activities included:
•	$7.0 million of repurchases of Class A Common Stock;
•	$29.0 million from repayment on borrowings from our revolving credit facility; and
•	$9.1 million of normal recurring principal payments;
partially offset by:
•	$14.0 million from proceeds on new mortgage debt.
For 2008, cash used in financing activities included:
•	$27.1 million of repurchases of Class A Common Stock; and
•	$19.2 million of principal payments, $17.1 million of which were balloon payments paid at maturity with the remainder being normal recurring principal payments;
partially offset by:
•	$37.0 million from proceeds from borrowings under our revolving credit facility; and
•	$9.0 million from proceeds from refinancing mortgage debt.
2009 vs. 2008 Long-term debt
Total long-term debt, including current and long-term maturities, decreased by $26.0 million during 2009 primarily from:
•	$43.7 million of cash from operating activities (excluding amortization of debt purchase accounting market value adjustment of $0.2 million);
•	$15.5 million from a decrease in cash balances;
•	$2.3 million from the termination of a capital lease;
partially offset by:
•	$7.0 million from repurchases of Class A Common Stock; and
•	$27.8 million of capital expenditures.
2008 vs. 2007 Long-term debt
Total long-term debt, including current and long-term maturities, increased by $26.6 million during 2008 primarily from:
•	$27.1 million from repurchases of Class A Common Stock;
•	$39.1 million of capital expenditures;
•	$5.8 million from an increase in cash balances;

partially offset by:
•	$44.7 million of cash from operating activities (excluding amortization of debt purchase accounting market value adjustment of $0.2 million).
Discontinued Operations
Cash flows from discontinued operations for the year ended December 31, 2009 are detailed in the table below.

2009
(In thousands)
Net loss	$(957)
Adjustments to net loss
Depreciation	300
Loss on impairment of long-lived assets	1,235
Changes in assets and liabilities	629

Cash flows from operating activities	1,207
Cash used in investing activities	(64)
Cash used in financing activities	(335)

Net change in cash	$808

Cash generated by discontinued operations was $0.8 million, $0.4 million of which was generated by tax benefits of the loss on impairment of long-lived assets. While cash flows were positive, we determined they were not significant enough to warrant an investment of $10.3 million. The loss of cash flows from discontinued operations will not have a significant impact on our future operations.
Debt Instruments
Summary of Long-Term Debt

	December, 31
	2009	2008
Mortgage note, bearing interest at 6.24%, due 2014	$33,526	$34,352
Mortgage note, bearing interest at 6.5%, due 2014	13,829	—
Mortgage note, bearing interest at 8.65%, due 2009	—	7,140
Capital lease obligations, interest rates ranging from 2.84% to 13.54%, maturing through 2009	—	2,356
Mortgage note, bearing interest at 7.07%, due 2018	8,844	8,966
Oregon Trust Deed Notes, weighted average interest rate of 7.38%, maturing from 2021 through 2026	8,438	8,726
HUD Insured Mortgages, interest rates ranging from 5.66% to 5.85%, due 2032	4,123	4,201
HUD Insured Mortgage, bearing interest at 7.55%, due 2036	2,977	3,015
$120 million credit facility bearing interest at floating rates, due November 2011 (1)	50,000	79,000

Total debt	121,737	147,756
Less current maturities	(1,823)	(10,866)

Total long-term debt	$119,914	$136,890

(1)	Borrowings under this facility bear interest at a floating rate at ALC’s option equal to LIBOR plus a margin of 150 basis points or prime. At December 31, 2009, prime was 3.25% and LIBOR was 0.25%.
Mortgage Note due 2014
The mortgage note due in 2014 (the “6.24% 2014 Note”) has a fixed interest rate of 6.24% with a 25-year principal amortization and is secured by 24 assisted living residences with a carrying value of $59.1 million. Monthly principal and interest payments amount to approximately $0.3 million. A balloon payment of $29.6 million is due in January 2014. The 6.24% 2014 Note was entered into by subsidiaries of ALC and is subject to a limited guaranty by ALC.

The 6.24% 2014 Note contains customary affirmative and negative covenants applicable to the ALC subsidiaries that are the borrowers under the property level financings, including:
•	Limitations on the use of rents;
•	Notice requirements and requirements to provide annual audited and certified balance sheets and other financial information;
•	Requirement to keep the subject properties in good repair;
•	Compliance standards with respect to environmental laws;
•	Insurance maintenance requirements; and
•	Limitations on liens, operations, fundamental changes, lines of business, corporate activities, dispositions of property, and property management.
Events of default under the 6.24% 2014 Note are customary and include (subject to customary grace periods):
•	Failure to pay principal or interest when due;
•	Transfers of interests in subsidiaries, and changes in corporate or other status;
•	Transfers of all or part of mortgaged properties;
•	Failure to provide sufficient insurance;
•	Breaches of certain covenants; and
•	Bankruptcy related defaults.
We are a limited guarantor under the 6.24% 2014 Note. Our guarantee is of any loss or damage suffered by the lender as a result of any of the borrower’s failure to pay the proceeds due under insurance policies or condemnation awards, tenant security deposits, failure to apply rents/profits payable under the loan documents, and loss due to any fraud, material misrepresentation or failure to disclose a material fact by a borrower.
6.50% Mortgage Note due 2014
On June 12, 2009, ALC entered into a loan agreement by and between ALC Three, LLC, a wholly-owned subsidiary of ALC (“Borrower”), ALC as guarantor, and TCF National Bank (the “Loan Agreement”) pursuant to which TCF National Bank lent $14 million to Borrower.
The loan bears interest at a fixed rate of 6.5% per annum, has a five year maturity, is amortized over a twenty year period, and is secured by a mortgage and assignment of leases with respect to three assisted living residences consisting of 166 units with a carrying value of $13.1 million. Prepayment of the loan in excess of 10% of the principal balance in any anniversary year will require a prepayment fee of 3% in the first or second year, 2% in the third or forth year, and 1% thereafter. Performance and payment of obligations under the Loan Agreement and related note are guaranteed by ALC pursuant to the terms of a guaranty agreement. ALC incurred $0.2 million of closing costs which are being amortized over the five year life of the loan.
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
Capital Lease Obligations
In January 2005, ALC amended lease agreements relating to five assisted living residences located in Oregon. The amended lease agreements provided ALC with an option to purchase the residences in 2009 for cash of $5.6 million and the assumption of approximately $4.7 million of underlying Oregon Trust Deed Notes due 2036 bearing interest at an average rate of 8.03% (the “ALF Oregon Bonds”) which are secured by these properties. The option to purchase was determined to be a bargain purchase price, requiring that the classification of these leases be changed from operating to capital. As a result, a capital lease obligation of $12.8 million was recorded, which represents the estimated market value of the properties as of the lease amendment date and also approximates the present value of future payments due under the lease agreements, and the purchase option payment and contemplates payoff of the assumed debt.
On July 1, 2009, ALC allowed its option to purchase the five residences constituting a total of 157 units to expire. Based on the terms of the lease agreement, one of the five residences consisting of 39 units reverted back to a previous operating lease arrangement allowing ALC the ability to operate that residence until February 2014 (with a right to extend an additional five years). During 2009, ALC recorded an impairment charge of $0.1 million in continuing operations related to this building.
The lease agreement provides that ALC will cease to operate the other four residences consisting of 118 units on December 31, 2009. The four residences are classified as discontinued operations and ALC recorded an impairment charge in discontinued operations during 2009 related to the write off of the capital lease assets and capital lease obligation of $0.5 million and an additional impairment charge related to furniture and equipment remaining with the lessor of $0.7 million.
Mortgage Note due 2018
The mortgage note due in 2018 (“2018 Note”) has a fixed interest rate of 7.07%, an original principal amount of $9.0 million, and a 25-year principal amortization. It is secured by a deed of trust, assignment of rents and security agreement and fixture filing on three assisted living residences in Texas with a carrying value of $11.2 million. Monthly principal and interest payments amount to approximately $64,200. The 2018 Note has a balloon payment of $7.2 million due in July 2018 and was entered into by a wholly-owned subsidiary of ALC and is subject to a limited guaranty by ALC.
The security instrument for the 2018 Note contains customary covenants, including:
•	limitations on the use of the property;
•	protection of the lender’s security;
•	maintenance of books and records and requirements to provide financial reports on the properties;
•	payment of taxes and operating expenses;
•	preservation, management and maintenance of the properties
•	compliance standards with respect to environmental laws; and
•	maintenance of required insurance.
Events of default under the 2018 Note that would give the lender the option to accelerate payment include:
•	failure to pay principal or interest when due;
•	failure to maintain required insurance;
•	failure to maintain the borrower as a special purpose entity;
•	fraud or material misrepresentation by the borrower;

•	transfers of all or a part of the properties;
•	commencement of a forfeiture action which, in lender’s reasonable judgment, could result in forfeiture of the property;
•	failure to comply with the use and licensing requirements of the security instrument;
•	loss of any license necessary to operate the properties as senior housing facilities;
•	ceasing to operate any of the properties as a senior housing facility;
•	failure to cure breaches of certain covenants within 30 days of notice of breach; and
•	failure to cure defaults in related operating agreements within the applicable cure periods.
We are a limited guarantor under the 2018 Note. Our guarantee is of any loss or damage suffered by the lender as a result of:
•	borrower’s failure to apply all insurance proceeds and condemnation proceeds as required in the security instrument;
•	borrower’s failure to comply with the requirements in the security instrument to deliver books and records;
•	fraud or written misrepresentation; and
•	failure to apply rents as required by the security instrument.
In addition, we may become liable to lender for repayment of the loan if borrower acquires any property or operation that would cause the borrower to cease to be a single purpose entity or if borrower transfers any of the properties in violation of the security instrument.
Oregon Trust Deed Notes
The Oregon trust deed notes (“Oregon Trust Deed Notes”) are secured by buildings, land, furniture and fixtures of nine Oregon assisted living residences with a combined carrying value of $9.5 million. The notes are payable in monthly installments including interest at rates ranging from 0% to 9.00%. The effective rate on the remaining term of the Oregon Trust Deed Notes is 7.2%.
Under debt agreements relating to the Oregon Trust Deed Notes, ALC is required to comply with the terms of certain regulatory agreements until their scheduled maturity dates which range from June 2021 to March 2026.
ALC is the sole borrower and mortgagor under the Oregon Revenue Bonds, which contain affirmative and negative covenants customary for property level financings, including:
•	Notice requirements and requirements to provide annual audited balance sheets and other financial information;
•	The establishment and maintenance of operating and reserve accounts and security deposits;
•	The maintenance of monthly occupancy levels;
•	Requirements to maintain insurance and books and records, and compliance with laws; and
•	Limitations on liens, operations, fundamental changes, lines of business, corporate activities, dispositions of property, property management, and alterations or improvements.
Events of default under the Oregon Revenue Bonds are customary and include (subject to customary grace periods):
•	Failure to lease or make available 20% of the property units to low or moderate income persons;
•	Failure to pay principal or interest when due, to perform obligations in any loan documents, or to maintain subordination of other loan agreements;
•	Failure to provide sufficient insurance;

•	Breach of any warranty of title or misrepresentation in financial statements or reports;
•	Bankruptcy related defaults;
•	Failure to perform covenants or obligations; and
•	Certain changes in ownership or control, or transfers of interest in properties without prior consent.
HUD Insured Mortgages
The HUD insured mortgages (the “HUD Loans”) include three separate loan agreements entered into in 2001 between subsidiaries of ALC and the lenders. The mortgages are each secured by a separate assisted living residence located in Texas with a combined carrying value of $9.6 million. Two of the three HUD Loans were refinanced in the third quarter of 2007. The HUD loans bear interest ranging from 5.66% to 7.55% and averaging 6.35%. Principal on the refinanced loans may not be prepaid in the first two years. Prepayments may be made any time after the first two years. As of December 31, 2009, $4.2 million of HUD Loans mature in September 2032 and $3.0 million mature in August 2036.
The HUD Loans contain customary affirmative and negative covenants including:
•	Establishment and maintenance of a reserve account;
•	Maintenance of property and insurance;
•	Requirements to provide annual audited balance sheets and other financial information;
•	Maintenance of governmental approvals and licenses and compliance with applicable laws; and
•
Limitations on indebtedness, distributions, liens, operations, fundamental changes, lines of business, corporate activities, dispositions of property, property management, and alterations and improvements.

Events of default under the HUD Loans are customary and include (subject to customary grace periods):
•	Failure to establish and maintain a reserve account;
•	Conveyance, transfer or encumbrance of certain property without the lender’s consent;
•	Construction on mortgaged property without lender’s consent or failure to maintain the property or using the property for unauthorized purposes;
•	Establishment of unauthorized rental restrictions or making of certain distributions;
•	Bankruptcy related defaults; and
•	Breaches of certain other covenants.
$120 Million Credit Facility
On November 10, 2006, we entered into a five year, $100 million credit facility with General Electric Capital Corporation and other lenders. The facility, which matures in November 2011, is guaranteed by certain ALC subsidiaries that own 64 residences and secured by a lien against substantially all of the assets of ALC and such subsidiaries. Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate or LIBOR plus an amount that varies according to a pricing grid based on a consolidated leverage test. Since the inception of this facility, this amount has been 150 basis points. Average interest rates under the facility were 2.62% and 5.57% during the year ended December 31, 2009 and 2008, respectively.
On August 22, 2008, ALC entered into an agreement to amend its then $100 million revolving credit agreement to allow ALC to borrow up to an additional $20 million, bringing the size of the facility to $120 million. Under certain conditions and subject to possible market rate adjustments on the entire facility, ALC may request that the facility be increased up to an additional $30 million.

In general, borrowings under the facility are limited to five times ALC’s consolidated net income plus, in each case to the extent included in the calculation of consolidated net income, customary add-backs in respect of provisions for taxes, consolidated interest expense, amortization and depreciation, losses from extraordinary items, and other non-cash expenditures (including non-recurring expenses incurred by ALC in connection with the separation of ALC and Extendicare) minus, in each case to the extent included in the calculation of consolidated net income, customary deductions in respect of credits for taxes, interest income, gains from extraordinary items, and other non-recurring gains. ALC is subject to certain restrictions and financial covenants under the facility including maintenance of minimum consolidated leverage and minimum consolidated fixed charge coverage ratios. Payments for capital expenditures, acquisitions, dividends and stock repurchases may be restricted if ALC fails to maintain consolidated leverage ratio levels specified in the facility. In addition, upon the occurrence of certain transactions, including but not limited to sales of property mortgaged to General Electric Capital Corporation and the other lenders, equity and debt issuances and certain asset sales, ALC may be required to make mandatory prepayments. ALC is also subject to other customary covenants and conditions. Outstanding borrowings under the facility were $50 million and $79 million as of December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, ALC was in compliance with all applicable financial covenants and available borrowings under the facility were $70 million and $41 million, respectively.
We entered into derivative financial instruments in November 2008 and March 2009, specifically interest rate swaps, for non-trading purposes.  We may use interest rate swaps from time to time to manage interest rate risk associated with floating rate debt.  The November 2008 and March 2009 interest rate swap agreements expire in November 2011, the same time our $120 million revolving credit facility matures, and have a total notional amount of $50 million.  We elected to apply hedge accounting for both interest rate swaps because they are economic hedges of our floating rate debt and we do not enter into derivatives for speculative purposes.  Both interest rate swaps are cash flow hedges.  The November 2008 and March 2009 derivative contracts had negative net fair values as of December 31, 2009 of $0.9 million and $0.3 million, respectively, based on then current market conditions affecting interest rates and are recorded in other long-term liabilities.
Principal Repayment Schedule
Principal payments on long-term debt due within the next five years and thereafter as of December 31, 2009, are set forth below (in thousands).

2010	$1,860
2011	51,986
2012	2,115
2013	2,262
2014	42,587
After 2014	20,705

$121,515

Letters of Credit
As of December 31, 2009, ALC had $5.5 million in outstanding letters of credit, the majority of which are collateralized by property. Approximately $3.9 million of the letters of credit provide security for worker’s compensation insurance and the remaining $1.6 million of letters of credit are security for landlords of leased properties. During 2008, ALC changed general and professional liability insurance carriers and converted from being self-insured to full commercial insurance on a portion of its general and professional liability insurance program which resulted in the release of a $5.0 million letter of credit. The letters of credit have maturity dates ranging from April 2010 to November 2011.
Restricted Cash
As of December 31, 2009, restricted cash consisted of $1.3 million of cash deposits as security for Oregon Trust Deed Notes, $1.7 million of cash deposits as security for HUD Insured Mortgages, and $1.4 million of cash deposits securing letters of credit.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements.

Cash Management
As of December 31, 2009, we held unrestricted cash and cash equivalents of $4.4 million. We forecast cash flows on a regular monthly basis to determine the investment periods, if any, of certificates of deposit and we monitor daily incoming and outgoing expenditures to ensure available cash is invested on a daily basis when warranted. As of December 31, 2009, approximately $1.2 million of our cash balances are held by Pearson to provide for potential insurance claims.
Future Liquidity and Capital Resources
We believe that existing funds and cash flow from operations, together with other available sources of liquidity, including borrowings available under our $120 million revolving credit facility, which matures in November 2011, and other borrowings which may be obtained on currently unencumbered properties, will be sufficient to fund operations, expansions, acquisitions, stock repurchases, anticipated capital expenditures, and required payments of principal and interest on our debt for the next twelve months.
However, the failure to meet certain operating and occupancy covenants in the CaraVita operating lease could give the lessor the right to accelerate the lease obligations and terminate our right to operate all or some of those properties. We were in compliance with all such covenants as of December 31, 2009, but continued poor economic conditions could constrain our ability to remain in compliance in the future. Failure to comply with those obligations could result in our being required to make an accelerated payment of the present value of the remaining obligations under the lease through its expiration in March 2015 (approximately $24.7 million as of December 31, 2009), as well as the loss of future revenue and cash flow from the operations of those properties. The acceleration of the remaining obligation and loss of future cash flows from operating those properties could have a material adverse impact on our operations.
Expansion Program
In February 2007, we announced plans to add a total of 400 units onto our existing owned residences. By the end of 2009, we had completed, licensed, and begun accepting new residents in approximately 322 of these units. Construction continues on the remaining expansion units. As of the date of this report, we are targeting completion of 47 units by the end of 2010 and the remaining units in 2011. Our current cost estimate for the program is $115,000 per unit. We expended $35.5 million through December 31, 2009, and expect to spend an additional $7.5 million in 2010 and $3.6 million in 2011.
Share Repurchase
On August 9, 2009, ALC’s Board of Directors authorized the repurchase of up to $15 million of outstanding shares of Class A Common Stock over the twelve-month period ending August 9, 2010.  This share repurchase authorization replaces the share repurchase program initiated in December 2006 which authorized the repurchase of up to $80 million of shares of Class A Common Stock and which expired August 6, 2009.  In 2009, ALC repurchased 430,452 shares of its Class A Common Stock at an aggregate cost of approximately $7.0 million and an average price of $16.17 per share (excluding fees) under both share repurchase programs.  At December 31, 2009, approximately $13.2 million remained available under the new repurchase program.
Accrual for Self-Insured Liabilities
At December 31, 2009, we had an accrued liability for settlement of self-insured liabilities of $1.9 million in respect of general and professional liability claims. Claim payments were $0.6 million and $0.2 million in the years ended December 31, 2009 and 2008, respectively. The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported. We estimate that $0.5 million of the total $1.9 million liability will be paid in the next twelve months. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. Provisions for general and professional liability insurance are determined using annual independent actuarial valuations. We believe we have made sufficient provisions for general and professional liability claims as of December 31, 2009.
At December 31, 2009, we had an accrual for workers’ compensation claims of $3.2 million. Claim payments for the years ended December 31, 2009 and 2008 were $2.4 million and $1.4 million, respectively. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. Provisions for workers compensation insurance are determined using annual independent actuarial valuations. We believe we have made sufficient provisions for workers’ compensation claims as of December 31, 2009.

At December 31, 2009, we had an accrual for medical insurance claims of $0.9 million. The accrual is an estimate based on the historical claims per participant incurred over the historical lag time between date of service and payment by our third party administrator. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. We believe we have made sufficient provisions for medical insurance claims as of December 31, 2009.
Unfunded Deferred Compensation Plan
At December 31, 2009 and 2008 we had accruals of $2.9 million and $2.3 million, respectively, for our unfunded deferred compensation plan. We implemented an unfunded deferred compensation plan in 2005 which is offered to company employees who are defined as highly compensated by the Internal Revenue Code. Participants may defer up to 10% of their base salaries which is matched 50% by the Company. Deferred balances accrue interest at the current prime interest rate.
$120 Million Credit Facility
On November 10, 2006, we entered into a five-year $100 million revolving credit facility with General Electric Capital Corporation and other lenders. The facility was increased to $120 million in 2008. The revolving credit facility is available to us to provide liquidity for expansions, acquisitions, working capital, capital expenditures, share repurchases, and for other general corporate purposes. See “Debt Instruments — $120 Million Credit Facility” above for a more detailed description of the terms of the revolving credit facility.
Contractual Obligations
Set forth below is a table showing the estimated timing of payments under our contractual obligations as of December 31, 2009.

	Payments Due by Year
							After
	Total	2010	2011	2012	2013	2014	2014
	(In thousands)
Long-term debt	$121,515	$1,860	$51,986	$2,115	$2,262	$42,587	$20,705
Interest payments	29,716	4,645	4,520	4,391	4,244	2,103	9,813
Operating lease commitments	95,960	20,440	19,932	17,839	17,753	17,879	2,117
New construction purchase commitments	11,100	7,500	3,600	—	—	—	—

Total	$258,291	$34,445	$80,038	$24,345	$24,259	$62,569	$32,635

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
Revenue Recognition and Accounts Receivable
Revenues are recorded in the period in which services are provided at established rates. Revenues collected in advance are recorded as deferred revenue upon receipt and recorded to revenue in the period the revenues are earned. We derive our revenues primarily from providing senior living accommodation and healthcare services. In 2009, 2008 and 2007, approximately 95%, 92% and 85% of our revenues, respectively, were derived from private pay sources. The remaining revenues are derived from state Medicaid programs. These Medicaid programs establish the rates in their respective states.
We record accounts receivable at the net realizable value we expect to receive from individual residents and state Medicaid programs. We continually monitor and adjust our allowances associated with these receivables. We evaluate the adequacy of our allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds, which vary by payer type. Provisions are considered based upon the evaluation of the circumstances for each of these specific accounts. In addition, we have established internally-determined percentages for allowance for doubtful accounts that are based upon historical collection trends for each payer type and age of these receivables. Accounts receivable that we estimate to be uncollectible, based upon the above process, are fully reserved for in the allowance for doubtful accounts until they are written off or collected. If circumstances change, for instance due to economic downturn resulting in higher than expected defaults or denials, our estimates of the recoverability of our receivables could be reduced by a material amount. Our allowance for doubtful accounts for current accounts receivable totaled $0.7 million at December 31, 2009 and 2008.

Measurement of Acquired Assets and Liabilities in Business Combinations
In an acquisition, we assess the fair value of acquired assets which include land, building, furniture and equipment, licenses, resident relationships and other intangible assets, and acquired leases and liabilities. In respect of the valuation of the real estate acquired, we calculate the fair value of the land and buildings, or properties, using an “as if vacant” approach. The fair value of furniture and equipment is estimated on a depreciated replacement cost basis. The value of resident relationships and below (or above) market resident contracts are determined based upon the valuation methodology outlined below. We allocate the purchase price of the acquisition based upon these assessments with, if applicable, the residual value purchase price being recorded as goodwill. Goodwill recorded on acquisitions is not a deductible expense for tax purposes. These estimates are based upon historical, financial and market information. Imprecision of these estimates can affect the allocation of the purchase price paid on the acquisition of facilities between intangible assets and liabilities and the properties and goodwill values determined, and the related depreciation and amortization.
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
Changes in our level of retained risk and other significant assumptions that underlie our estimate of self-insured liabilities, could have a material effect on the future carrying value of the self-insured liabilities. Our accrual for general and professional self-insured liabilities totaled $1.9 million and $1.4 million as of December 31, 2009 and 2008, respectively. Our accrual for workers compensation liabilities was $3.2 million and $3.4 million at December 31, 2009 and 2008, respectively. Our accrual for medical insurance was $0.9 million and $0.8 million at December 31, 2009 and 2008, respectively.

Deferred Tax Assets
Prior to the Separation our results of operations were included in the consolidated federal tax return of our U.S. parent company, EHSI. Federal current and deferred income taxes payable (or receivable) were determined as if we filed our own income tax returns. Deferred tax assets and liabilities are recognized to reflect the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We establish a valuation allowance if we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon us generating future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. There was no valuation allowance for net state deferred tax assets at December 31, 2009 or 2008.
Recently Adopted Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“ASC”) effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The ASC is an aggregation of previously issued authoritative GAAP in one comprehensive set of guidance organized by subject area. ALC implemented this standard in the third quarter of 2009 and it did not have a material impact on ALC’s consolidated financial position and results of operations. In accordance with the ASC, references to previously issued accounting standards have been replaced by ASC references.  Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (“ASU”).
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
On January 1, 2009 ALC adopted new guidance on determining the useful life of intangible assets, primarily codified in ASC Topic 350.  The new guidance amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption did not have a material effect on the current period’s consolidated financial statements.
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

On January 1, 2009, ALC adopted new guidance requiring enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on entities’ financial position, financial performance and cash flows, primarily codified in ASC Topic 815.  Among other things, the new guidance requires disclosures of the fair value of derivative instruments and associated gains and losses in a tabular format.  Since the new guidance requires only additional disclosures about ALC’s derivative and hedging activities, the adoption did not affect ALC’s financial position or results of operations.  Related disclosures can be found in Note 18 in the Notes to Consolidated Financial Statements.
On June 30, 2009, ALC adopted new guidance on the treatment of subsequent events, primarily codified in ASC Topic 855.  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ALC has evaluated subsequent events through March 11, 2010, the date these financial statements were issued.
In June 2009, the FASB issued new accounting guidance on transfers of financial assets.  The new guidance eliminates the concept of a qualifying special purpose entity and removes the exception from applying the current guidance for consolidation of variable interest entities to qualifying special purpose entities.  The new guidance also defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale.  The statement also requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The guidance became effective for ALC on January 1, 2010 and did not have a material impact on ALC’s consolidated financial statements.
In June 2009, the FASB issued new accounting guidance on consolidation of variable interest entities, primarily codified in ASC Topic 810.  The new guidance amends the process for identifying the primary beneficiary in variable interest entities and requires ongoing assessments for purposes of identifying the primary beneficiary.  The new guidance also requires enhanced disclosures intended to provide users of financial statements with more transparent information about an entity’s involvement in variable interest entities.  The new guidance became effective for ALC on January 1, 2010, and did not have a material impact on ALC’s consolidated financial statements.
Recently Issued Accounting Pronouncements
Described below are recent changes in accounting guidance that may have a significant effect on ALC’s financial statements.  Recent guidance that is not anticipated to have an impact on or is unrelated to ALC’s financial condition, results of operations or related disclosures are not discussed.
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

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Qualitative Disclosures
At December 31, 2009, our long-term debt, including the current portion, consisted of fixed-rate debt of $71.5 million, exclusive of a $0.2 million purchase accounting market value adjustment and variable rate debt of $50.0 million. At December 31, 2008, our long-term debt, including the current portion, consisted of fixed-rate debt of $77.1 million, exclusive of a $0.2 million purchase accounting market value adjustment and variable rate debt of $79.0 million.
Our earnings are affected by changes in interest rates as a result of our borrowings on our $120 million credit facility.  At December 31, 2009, we had $50.0 million of variable rate borrowings based on LIBOR plus a premium.  As of December 31, 2009, our variable rate was 150 basis points in excess of LIBOR.  For every 1% change in LIBOR, our interest expense will change by approximately $500,000 annually.  This analysis does not consider changes in the actual level of borrowings or repayments that may occur subsequent to December 31, 2009.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

In order to reduce risk related to our variable rate debt, from time to time we may enter into interest rate swap contracts or other interest rate protection agreements.  As of December 31, 2009, we had the following interest rate swap contracts (in thousands):

Contract Date	Notional Amount	Fixed Rate	Maturity	Fair Value
November 13, 2008	$30 million	2.83%	November 2011	$(937)
March 10, 2009	$20 million	1.98%	November 2011	$(258)
A 1% increase in interest rates would increase the fair value of these swap contracts by approximately $1.0 million and a 1% decrease in interest rates would decrease the fair value of these swap contracts by approximately $1.0 million.
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
The downturn in the United States housing market in 2007 through 2009 triggered a constriction in the availability of credit that is expected to continue into  2010.  This could impact our ability to borrow money or refinance existing obligations at acceptable rates of interest.  Lending standards for securitized financing have become tighter, making it more difficult to borrow.  However, we have experienced no significant barriers to obtaining credit and do not expect to in the near future.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
We do not speculate using derivative instruments and do not engage in derivative trading of any kind.
Quantitative Disclosures
The table below presents principal, or notional, amounts and related weighted average interest rates by year of maturity for our fixed rate debt obligations as of December 31, 2009, (in thousands). Amounts exclude purchase accounting market value adjustment of debt of $0.2 million.

								Fair
								Value
						After		Liability
	2010	2011	2012	2013	2014	2014	Total	(Asset)
LONG-TERM DEBT:
Fixed Rate	$1,860	$1,986	$2,115	$2,262	$42,587	$20,705	$71,515	$66,164
Average Interest Rate	6.58%	6.58%	6.59%	6.59%	7.04%	6.95%	6.72%

The above table incorporates only those exposures that existed as of December 31, 2009, and does not consider those exposures or positions which could arise after that date or future interest rate movements.
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
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A — CONTROLS AND PROCEDURES
Management’s Assessment of Internal Control Over Financial Reporting
Management of ALC, including the Chief Executive Officer and the Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act. ALC’s internal controls were designed to provide reasonable assurance to ALC’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
  Management assessed the effectiveness of ALC’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.   Based on this assessment, ALC’s management believes that, as of December 31, 2009, ALC’s internal control over financial reporting is effective based on those criteria.
Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included below in this Item 9A.
Disclosure Controls and Procedures
ALC’s management, with the participation of ALC’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of ALC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2009. ALC’s disclosure controls and procedures are designed to ensure that information required to be disclosed by ALC in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to ALC’s management, including its Chief Executive Officer, to allow timely decisions regarding required disclosures. Based on such evaluation, ALC’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2009, ALC’s disclosure controls and procedures were effective.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Assisted Living Concepts, Inc.
We have audited Assisted Living Concepts, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Assisted Living Concepts, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Assisted Living Concepts, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, Assisted Living Concepts, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Assisted Living Concepts, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 11, 2010 expressed an unqualified opinion.
GRANT THORNTON LLP
Milwaukee, Wisconsin
March 11, 2010

ITEM 9B — OTHER INFORMATION
Forward-Looking Statements and Cautionary Factors
This report and other written or oral disclosures that we make or that are made on our behalf may contain both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are predictions and generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “will,” “target,” “intend,” “plan,” “foresee,” or other words or phrases of similar import. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated. In addition to factors that may accompany forward-looking statements, factors that could materially affect actual results include the following.
Factors and uncertainties facing our industry and us include:
•
unfavorable economic conditions, such as recessions, high unemployment levels, and declining housing and financial markets, could adversely affect the assisted living industry in general and cause us to lose revenue;

•	our strategy to reduce our reliance on Medicaid residents could cause overall occupancy and revenues to decline;
•
events which adversely affect the ability of seniors to afford our monthly resident fees including sustained economic downturns, difficult housing markets and losses on investments designated for retirement could cause our occupancy rates, revenues and results of operations to decline;

•	national, regional and local competition which could cause us to lose market share and revenue;
•	our ability to cultivate new or maintain existing relationships with physicians and others in the communities in which we operate who provide referrals for new residents could affect occupancy rates;
•	changes in the numbers of our residents who are private pay residents may significantly affect our profitability;
•	termination of our resident agreements and vacancies in the living spaces we lease could adversely affect our revenues, earnings and occupancy levels;
•	increases in labor costs, as a result of a shortage of qualified personnel, regulatory requirements or otherwise, could substantially increase our operating costs;
•	inability to increase resident fees to cover energy, food and other costs which could reduce operating margins;
•	markets where overbuilding exists and future overbuilding in other markets where we operate our residences may adversely affect our operations;
•	personal injury claims, if successfully made against us, could materially and adversely affect our financial condition and results of operations;
•	failure to comply with laws and government regulation could lead to fines and penalties;
•	compliance with regulations may require us to make unanticipated expenditures which could increase our costs and therefore adversely affect our earnings and financial condition;
•	new laws or regulations could increase our costs or negatively impact our business;
•	audits and investigations under our contracts with federal and state government agencies could have adverse findings that may negatively impact our business;
•	failure to comply with environmental laws, including laws regarding the management of infectious medical waste, could materially and adversely affect our financial condition and results of operations;
•	failure to comply with laws governing the transmission and privacy of health information could materially and adversely affect our financial condition and results of operations;

•	efforts to regulate the construction or expansion of healthcare providers could impair our ability to expand through construction of new residences or expansion of exiting residences;
•	acquisitions that could subject us to a number of operating risks; and
•	costs associated with capital improvements could adversely affect our profitability.
Factors and uncertainties related to our indebtedness and lease arrangements include:
•
loan and lease covenants could restrict our operations and a default could result in the acceleration of indebtedness or cross-defaults, any of which would negatively impact our liquidity and our ability to grow our business and revenues;

•	if we do not comply with the requirements in leases or debt agreements pertaining to revenue bonds, we would be subject to lost revenues and financial penalties;
•	restrictions in our indebtedness and long-term leases could adversely affect our liquidity and our ability to operate our business and our ability to execute our growth strategy; and
•	increases in interest rates could significantly increase the costs of our unhedged debt and lease obligations, which could adversely affect our liquidity and earnings.
Additional risk factors are discussed under the “Risk Factors” section in Item 1A of this report.

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our Directors, certain corporate governance matters and Section 16(a) beneficial ownership reporting compliance is incorporated by reference from our definitive proxy statement for the 2010 annual meeting of stockholders under the captions “Proposal 1: Election of Directors – Nominees,” “Proposal 1: Election of Directors – Board Leadership Structure and Role in Risk Oversight,” “Proposal 1: Election of Directors – Independence,” “Proposal 1: Election of Directors – Meetings,” “Proposal 1: Election of Directors – Committees,” “Proposal 1: Election of Directors – Governance Documents,” “Proposal 1: Election of Directors – Communications,” “Proposal 1: Election of Directors – Director Compensation,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The balance of the response to this item is contained in the information entitled “Executive Officers of the Registrant” following Item 4 in Part I of this report.
Information about our audit committee financial expert is incorporated by reference to our definitive proxy statement for the 2010 annual meeting of stockholders.
We have adopted a Code of Business Conduct and Ethics that applies to all employees, directors and officers, including our principal executive officer, principal financial officer and principal accounting officer, as well as a Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our principal executive officer, principal financial officer, principal accounting officer, and controller, both of which are available on our website at www.alcco.com. Any amendment to, or waiver from, a provision of such codes of ethics will be posted on our website.
ITEM 11 — EXECUTIVE COMPENSATION
Information about executive compensation is incorporated by reference to our definitive proxy statement for the 2010 annual meeting of stockholders under the captions “Proposal 1: Executive Compensation,” “Director Compensation,” and “Compensation Committee Report.”
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information about security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated by reference to our definitive proxy statement for the 2010 annual meeting of stockholders under the captions “Securities Authorized for Issuance under Equity Compensation Plans” and “Stock Ownership of Management and Others.”
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information about certain relationships and transactions with related persons, and director independence is incorporated herein by reference from our definitive proxy statement from the 2010 annual meeting of stockholders under the captions “Certain Business Relationships; Related Person Transactions”, “Proposal 1: Election of Directors – Independence”, and “Proposal 1: Election of Directors – Committees”.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information about principal accountant fees and services is incorporated by reference from our definitive proxy statement for the 2010 annual meeting of stockholders under the caption “Fees Paid to Independent Auditors.”

PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
1.	Our audited consolidated financial statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

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

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Assisted Living Concepts, Inc.
We have audited the accompanying consolidated balance sheets of Assisted Living Concepts, Inc. and subsidiaries, collectively the “Company”, as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Assisted Living Concepts, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
GRANT THORNTON LLP
Milwaukee, Wisconsin
March 11, 2010

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	2009	2008
		(Reclassified)
		(see Note 19)
ASSETS
Current Assets:
Cash and cash equivalents	$4,360	$19,905
Investments	3,427	3,139
Accounts receivable, less allowances of $738 and $689, respectively	2,668	2,679
Prepaid expenses, supplies and other receivables	3,537	3,357
Deposits in escrow	1,993	2,313
Income tax receivable	723	3,147
Deferred income taxes	4,636	4,614
Current assets of discontinued operations	36	153

Total current assets	21,380	39,307
Property and equipment, net	415,454	413,149
Goodwill	—	16,315
Intangible assets, net	11,812	13,443
Restricted cash	4,389	3,783
Other assets	1,935	2,027
Non-current assets of discontinued operations	399	10,597

Total Assets	$455,369	$498,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,005	$13,529
Accrued liabilities	19,228	17,947
Deferred revenue	6,368	6,687
Current maturities of long-term debt	1,823	10,866
Current portion of self-insured liabilities	500	300
Current liabilities of discontinued operations	34	8,574

Total current liabilities	35,958	57,903
Accrual for self-insured liabilities	1,416	1,176
Long-term debt	119,914	136,890
Deferred income taxes	13,257	11,811
Other long-term liabilities	11,853	11,088
Non-current liabilities of discontinued operations	—	14
Commitments and contingencies

Total Liabilities	182,398	218,882

Preferred Stock, par value $0.01 per share, 25,000,000 shares authorized, no shares issued and outstanding, respectively	—	—
Class A Common Stock, $0.01 par value, 80,000,000 authorized at December 31, 2009 and December 31, 2008; 12,397,525 and 12,361,711 shares issued and 10,048,674 and 10,443,313 shares outstanding, respectively	124	124
Class B Common Stock, $0.01 par value, 15,000,000 authorized at December 31, 2009 and December 31, 2008; 1,528,650 and 1,562,101 issued and outstanding, respectively	15	16
Additional paid-in capital	314,602	314,202
Accumulated other comprehensive loss	(2,012)	(1,989)
Retained earnings	33,486	33,641
Treasury stock at cost, 2,348,851 and 1,918,398 shares, respectively	(73,244)	(66,255)

Total Stockholders’ Equity	272,971	279,739

Total Liabilities and Stockholders’ Equity	$455,369	$498,621

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
		Reclassified see Note 19
Revenues	$228,723	$231,576	$225,906

Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	142,048	150,645	149,168
General and administrative	13,515	12,789	13,073
Residence lease expense	20,044	19,910	14,323
Depreciation and amortization	21,219	18,333	17,290
Impairment of goodwill	16,315	—	—
Transaction costs	—	—	56
Impairment of long-lived asset	148	—	—

Total operating expenses	213,289	201,677	193,910

Income from operations	15,434	29,899	31,996
Other expense:
Interest income	54	614	1,631
Interest expense	(7,343)	(7,149)	(6,201)

Income from continuing operations before income taxes	8,145	23,364	27,426
Income tax expense	(7,343)	(8,652)	(10,287)

Net income from continuing operations	802	14,712	17,139
(Loss) income from discontinued operations, net of taxes	(957)	(389)	40

Net (loss) income	$(155)	$14,323	$17,179

Weighted average common shares:
Basic	11,755	12,486	13,634
Diluted	11,755	12,617	13,773

Per share data:
Basic earnings per common share:
Income from continuing operations	$0.07	$1.18	$1.26
Loss from discontinued operations	(0.08)	(0.03)	—

Net (loss) income	$(0.01)	$1.15	$1.26

Diluted earnings per common share:
Income from continuing operations	$0.07	$1.17	$1.25
Loss from discontinued operations	(0.08)	(0.03)	—

Net (loss) income	$(0.01)	$1.14	$1.25

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Accumulated
	Common Stock		Additional	Other			Total
	Shares		Paid-In	Comprehensive	Retained	Treasury	Stockholders’	Comprehensive
	Issued	Par	Capital	Income	Earnings	Stock	Equity	Income
Balance, December 31, 2006	13,892	$139	$314,030	$530	$2,139	$—	$316,838	$—
Conversion of Class B Common Stock to Class A Common Stock	18	—	—	—	—	—	—	—
Unrealized losses on available for sale securities, net of tax benefit of $310	—	—	—	(427)	—	—	(427)	(427)
Capital contribution	—	—	74	—	—	—	74	—
Purchases of Treasury stock	—	—	—	—	—	(39,130)	(39,130)	—
Net income	—	—	—	—	17,179	—	17,179	17,179

Comprehensive income	—	—	—	—	—	—	—	16,752

Balance, December 31, 2007	13,910	139	314,104	103	19,318	(39,130)	294,534

Conversion of Class B Common Stock to Class A Common Stock	15	1	(1)	—	—	—	—	—
Unrealized losses on available for sale securities, net of tax benefit of $854	—	—	—	(1,437)	—	—	(1,437)	(1,437)
Unrealized loss on derivative, net of tax benefit of $401	—	—	—	(655)	—	—	(655)	(655)
Compensation expense related to employee and Director SAR/Options	—	—	99	—	—	—	99	—
Purchases of Treasury stock	—	—	—	—	—	(27,125)	(27,125)	—
Net income	—	—	—	—	14,323	—	14,323	14,323

Comprehensive income	—	—	—	—	—	—	—	12,231

Balance, December 31, 2008	13,925	140	314,202	(1,989)	33,641	(66,255)	279,739

Conversion of Class B Common Stock to Class A Common Stock	3	—	—	—	—	—	—	—
Unrealized gains on available for sale securities, net of tax expense of $44	—	—	—	63	—	—	63	63
Reverse stock split	—	(1)	(6)	—	—	—	(7)	—
Unrealized losses on derivative, net of tax benefit of $53	—	—	—	(86)	—	—	(86)	(86)
Compensation expense related to employee and Director SAR/Options	—	—	406	—	—	—	406	—
Purchases of Treasury stock	—	—	—	—	—	(6,989)	(6,989)	—
Net loss	—	—	—	—	(155)	—	(155)	(155)

Comprehensive income	—	—	—	—	—	—	—	$(178)

Balance, December 31, 2009	13,928	$139	$314,602	$(2,012)	$33,486	$(73,244)	$272,971

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES:
Net (loss) income	$(155)	$14,323	$17,179
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	21,518	18,710	17,642
Goodwill impairment	16,315	—	—
Loss due to property and equipment impairment	1,369	—	—
Amortization of purchase accounting adjustments for:
Leases and debt	(395)	(248)	(1,076)
Below market resident leases	—	—	(39)
Provision for bad debts	49	(303)	94
Provision for self-insured liabilities	1,080	435	78
Loss on sale or disposal of fixed assets	82	196	—
Equity-based compensation expense	406	99	—
Change in fair value of derivative	53	(655)	—
Deferred income taxes	1,424	5,878	1,334
Changes in assets and liabilities:
Accounts receivable	(38)	515	1,792
Supplies, prepaid expenses and other receivables	(180)	1,626	1,270
Deposits in escrow	320	139	(62)
Current assets — discontinued operations	117	—	—
Accounts payable	(2,076)	230	2,666
Accrued liabilities	1,281	(53)	(363)
Deferred revenue	(319)	393	5,080
Current liabilities — discontinued operations	(13)	—	—
Payments of self-insured liabilities	(640)	(200)	(308)
Income taxes payable/ receivable	2,415	(2,669)	370
Changes in other non-current assets	(514)	4,858	2,076
Other non-current assets — discontinued operations	539	—	—
Other long-term liabilities	1,050	1,658	1,379
Other long-term liabilities — discontinued operations	(14)	—	—

Cash provided by operating activities	43,674	44,932	49,112

INVESTING ACTIVITIES:
Payment for executive retirement plan securities	(216)	—	—
Payment for acquisitions	—	(14,546)	(24,444)
Cash designated for acquisition	—	14,864	(14,864)
Payments for new construction projects	(13,337)	(21,333)	(3,904)
Payments for purchases of property and equipment	(14,564)	(17,764)	(12,457)

Cash used in investing activities	(28,117)	(38,779)	(55,669)

FINANCING ACTIVITIES:
Capital contributions from Extendicare	—	—	74
Purchase of treasury stock	(6,989)	(27,125)	(39,130)
(Repayment of) proceeds on borrowings on revolving credit facility	(29,000)	37,000	42,000
Repayment of mortgage debt	(9,113)	(19,215)	(6,573)
Proceeds from mortgage debt	14,000	9,026	4,301

Cash (used in)provided by financing activities	(31,102)	(314)	672

(Decrease) increase in cash and cash equivalents	(15,545)	5,839	(5,885)
Cash and cash equivalents, beginning of year	19,905	14,066	19,951

Cash and cash equivalents, end of year	$4,360	$19,905	$14,066

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$7,575	$7,490	$7,422
Income tax payments, net of refunds	2,884	4,635	8,226
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Assisted Living Concepts, Inc. and its subsidiaries (“ALC” or the “Company”) operated 215 assisted and independent living residences in 20 states in the United States totaling 9,398 units as of December 31, 2009. ALC’s residences average approximately 40 to 60 units and offer residents a supportive, home-like setting and assistance with the activities of daily living. After the close of business on December 31, 2009, ALC ceased to operate four previously leased properties consisting of 118 units. All previously reported data relating to these units have been reclassified to discontinued operations. As of January 1, 2010, ALC operated 211 properties with 9,280 units in 20 states.
ALC became an independent, publicly traded company listed on the New York Stock Exchange on November 10, 2006, (the “Separation Date”) when ALC Class A and Class B Common Stock was distributed to Extendicare Inc., now known as Extendicare Real Estate Investment Trust (“Extendicare”), stockholders (the “Separation”).
Effective March 16, 2009, ALC implemented a one-for-five reverse stock split of its Class A Common Stock, par value $0.01 per share, and Class B Common Stock, par value $0.01 per share. All references to share amounts, stock prices, and per share data in this annual report on Form 10-K have been adjusted to reflect this reverse stock split.
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
(b) Cash and Cash Equivalents
ALC considers highly liquid investments that have a maturity of 90 days or less to be cash equivalents. ALC has a centralized approach to cash management. From time to time, ALC may have deposits in banks that exceed Federal Deposit Insurance Corporation limits. Management believes the credit risk related to these deposits is minimal.
(c) Investments
Investments in marketable securities are stated at fair value. Investments with no readily determinable fair value are carried at cost. Fair value is determined using quoted market prices at the end of the reporting period and, when appropriate, exchange rates at that date. Except as follows, all of our marketable securities are classified as available-for-sale. In December 2009, ALC elected to account for its investments in the executive retirement plan in accordance with the fair value option of ASC Topic 825. This provides for unrealized gains and losses being recorded in the statement of operations instead of through comprehensive income. Unrealized gains and losses from all other investments will continue to be recorded in accumulated other comprehensive income, net of tax. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the consolidated statements of operations. The cost of securities held to fund executive retirement plan obligations is based on the average cost method and for the remainder of our marketable securities we use the specific identification method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ALC regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. To determine whether a decline in value is other-than-temporary, ALC evaluates several factors, including the current economic environment, market conditions, operational and financial performance of the investee, and other specific factors relating to the business underlying the investment, including business outlook of the investee, future trends in the investee’s industry and ALC’s intent to carry the investment for a sufficient period of time for any recovery in fair value. If a decline in value is deemed as other-than-temporary, ALC records reductions in carrying values to estimated fair values, which are determined based on quoted market prices if available or on one or more of the valuation methods such as pricing models using historical and projected financial information, liquidation values, and values of other comparable public companies. ALC did not record an other-than-temporary impairment of investments in the years ended December 31, 2009, 2008 or 2007.
(d) Accounts Receivable
Accounts receivable are recorded at the net realizable value expected to be received from individual residents or their responsible parties (“private payers”) and government assistance programs such as Medicaid.
At December 31, 2009 and 2008, ALC had approximately 87% and 73%, respectively, of its accounts receivable derived from private payer sources, with the balance owing under various state Medicaid programs. Although management believes there are no credit risks associated with government agencies other than possible funding delays, claims filed under the Medicaid program can be denied if not properly filed prior to a statute of limitations.
ALC periodically evaluates the adequacy of its allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds, which vary by payer type. Allowances for uncollectibility are considered based upon the evaluation of the circumstances for each of these specific accounts. In addition, ALC has developed internally-determined percentages for establishing an allowance for doubtful accounts, which are based upon historical collection trends for each payer type and age of the receivables. Accounts receivable that ALC specifically estimates to be uncollectible, based upon the above process, are fully reserved in the allowance for doubtful accounts until they are written off or collected. ALC wrote off accounts receivable of $1.1 million, $1.3 million, and $0.8 million in 2009, 2008, and 2007, respectively. Bad debt expense was $1.1 million, $1.0 million, and $0.7 million for 2009, 2008 and 2007, respectively.
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
Construction in progress includes pre-acquisition costs and other direct costs related to acquisition, development and construction of properties, including interest, which are capitalized until the residence is opened. Depreciation of the residence, including interest capitalized, is commenced the month after the residence is opened and is based upon the useful life of the asset, as outlined above. ALC capitalized interest expense of $0.1 million, $0.4 million and $0.1 million in 2009, 2008 and 2007, respectively.
Maintenance and repairs are charged to expense as incurred. When property or equipment is retired or disposed, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is included in the results of operations.
Depreciation expense for 2009, 2008 and 2007 was $20.0 million, $16.5 million, and $15.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Leases that are operating leases with defined scheduled rent increases are accounted for in accordance with accounting guidance. The scheduled rent increases are recognized on a straight-line basis over the lease term.
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
During the first quarter of 2009, the economy experienced recessionary conditions, which were reflected in declining equity prices. ALC’s stock price declined along with the overall market. The Company determined that the resulting significant change in its market capitalization warranted an interim review of goodwill.
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
Based on the review described above, ALC recorded a goodwill impairment charge of $16.3 million during the first quarter of 2009. The impairment charge is included as a component of operating results in the accompanying consolidated statement of operations. The impairment charge is non-cash in nature.
Operating lease intangibles are valued upon acquisition using discounted cash flow projections that assume certain future revenues and costs over the remaining expected lease term. The value assigned to operating lease intangibles is amortized on a straight-line basis over the lease term.
Resident relationships intangible assets are stated at the amount determined upon acquisition, net of accumulated amortization. Resident relationships intangible assets are amortized on a straight-line basis, based upon a review of the time period to achieve optimal occupancy. The amortization period is subject to evaluation upon each acquisition and range from 36 to 48 months. Amortization of the resident relationships asset is included within amortization expense in the consolidated statements of operations. Acquisitions have included both independent and assisted living residents. Independent residents generally will occupy a unit for a longer period of time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(h) Long-lived Assets
ALC assesses annually the recoverability of long-lived assets, including property and equipment. Accounting guidance requires that all long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of an asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent the book value of the asset exceeds estimated fair value. ALC incurred an impairment of long-lived asset charge in continuing operations of $0.1 million on one property in 2009 and $1.2 million of impairment charges on four properties held in discontinued operations. There were no impairment charges in either 2008 or 2007. Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less all associated costs of disposition. Accounting guidance also requires separate reporting of discontinued operations to the component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Management considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors, in performing these analyses.
(i) Self-insured Liabilities
ALC maintains business insurance programs with significant self-insured retentions which cover workers’ compensation and general and professional liability claims. ALC accrues estimated losses using actuarial calculations, models and assumptions based on historical loss experience. ALC also maintains a self-insured health benefits plan which provides medical benefits to employees electing coverage under the plan. ALC maintains a reserve for incurred but not reported medical claims based on historical experience and other assumptions. ALC uses independent actuarial firms to assist in determining the adequacy of general, professional and workers’ compensation liability reserves.
(j) Stockholders’ Equity
ALC has authorized 80,000,000 shares of Class A Common Stock, $0.01 par value, and also has authorized 15,000,000 shares of Class B Common Stock, $0.01 par value.
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
ALC has also authorized 25,000,000 shares of Preferred Stock, none of which has been issued as of December 31, 2009 and 2008.
Effective March 16, 2009, Assisted Living Concepts, Inc. implemented a one-for-five reverse stock split of its Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share. All share amounts and per share data in this annual report on Form 10-K have been adjusted to reflect this reverse stock split.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of our outstanding shares is as follows:

		Class A	Class B
		Common	Common	Treasury
		Stock	Stock	Stock
December 31, 2007		11,226,375	1,745,492	938,212
	Conversion of Class B to Class A	197,125	(183,391)	—
	Repurchase of Class A Common Stock	(980,187)	—	980,187

December 31, 2008		10,443,313	1,562,101	1,918,399
	Conversion of Class B to Class A	35,813	(33,451)	—
	Repurchase of Class A Common Stock	(430,452)	—	430,452

December 31, 2009		10,048,674	1,528,650	2,348,851

On August 9, 2009, ALC’s Board of Directors authorized the repurchase of up to $15 million of shares of ALC’s outstanding Class A Common Stock over the twelve-month period ending August 9, 2010. This share repurchase authorization replaces the share repurchase program initiated in December 2006 which authorized the repurchase of up to $80 million of shares of Class A Common Stock and which expired August 6, 2009. In 2009, ALC repurchased 430,452 shares of its Class A Common Stock at an aggregate cost of approximately $7.0 million and an average price of $16.17 per share (excluding fees) under both share repurchase programs. At December 31, 2009, approximately $13.2 million remained available under the new repurchase program.
(k) Revenue Recognition
For 2009, 2008 and 2007 approximately 95%, 92% and 85%, respectively, of revenues were derived from private payers. The remainder of ALC’s revenue was derived from state-funded Medicaid reimbursement programs. Revenues are recorded in the period in which services and products are provided at established rates. Revenues collected in advance are recorded as deferred revenue upon receipt and recorded to revenue in the period the revenues are earned.
From time to time, ALC collects new residency fees from private pay residents. These fees are non-refundable and are generally used to prepare a resident’s room for occupancy. ALC defers these revenues and amortizes them over the average expected stay of private pay residents, which is approximately 14 months.
(l) Advertising Expense
Advertising costs are expensed as incurred. Advertising expense incurred for 2009, 2008 and 2007 totaled $1.0 million, $1.2 million and $1.7 million, respectively.
(m) Deferred Financing Costs
Costs associated with obtaining financing are capitalized and amortized over the term of the related debt. In 2009, ALC incurred deferred financing costs of $0.4 million related to mortgage debt refinancing. In 2008, ALC incurred deferred financing costs of $0.2 million related to mortgage debt refinancing and $0.1 million related to the expansion of what was the $100 million credit facility up to its current availability of $120 million. ALC amortized $0.4 million, $0.2 million and $0.2 million of these deferred financing fees through interest expense in 2009, 2008 and 2007. The deferred costs are being amortized over the life of the related debt through expense on a straight line basis.
(n) Comprehensive Income
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity which under GAAP are excluded from results of operations. In 2009, 2008 and 2007, this consists of unrealized (losses) gains on available for sale investment securities, net of any related tax effect and an unrealized loss on an interest rate swap derivative, net of tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2009	2008	2007
	(In thousands)
Net (loss) income	$(155)	$14,323	$17,179
Unrealized gains (losses), net of tax expense (benefit) of $44, $(854) and $(310), respectively	63	(1,437)	(427)
Unrealized loss on derivatives, net of tax benefit of $53 and $401, respectively	(86)	(655)	—

Total comprehensive (loss) income	$(178)	$12,231	$16,752

The components of Accumulated Other Comprehensive Income, net of tax, are as follows:

	2009	2008	2007
	(In thousands)
Unrealized (losses) gains on investments	$(1,271)	$(1,334)	$103
Net unrealized loss on derivative	(741)	(655)	—

Accumulated other comprehensive (loss) income	$(2,012)	$(1,989)	$103

(o) Income Taxes
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
ALC had $0.6 million of gross unrecognized tax benefits as of January 1, 2007. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.3 million as of January 1, 2007. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. As of January 1, 2007, we had accrued interest and penalties related to unrecognized tax benefits of $0.1 million. See Note 16 to the consolidated financial statements for additional disclosures.
(p) Derivative Financial Instruments
In November 2008 and March 2009, ALC entered into financial instruments to hedge interest rate risk and effectively converted floating rate debt to a fixed rate basis. The derivative instruments are recognized as long-term liabilities in the 2009 consolidated balance sheet with a negative fair value of $1.2 million. The change in mark-to-market of the value of the derivative is recorded as other comprehensive loss because it has been designated and qualifies as a cash flow hedge. ALC determined the hedge is 100% effective; therefore, the complete change in fair value was recorded in other comprehensive income. ALC did not enter into derivative financial instruments prior to 2008 so the net impact of $1.2 million referred to above is the cumulative net unrealized loss and no realized gains or losses have impacted our Consolidated Statements of Operations. ALC does not expect these derivative financial instruments to impact our earnings until 2011 when the instrument expires. In the event that ALC were to extinguish or refinance the related floating rate debt, ALC would record a loss on the derivative in the amount of the current fair value of the derivatives at that time.
Derivative contracts are not entered into for trading or speculative purposes. Furthermore, ALC has a policy of only entering into contracts with major financial institutions based upon their credit rating and other factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(q) Accounting for Acquisitions
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
(r) Fair Value Measurements
Accounting guidance establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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
ALC considers its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivatives. Any adjustments resulting from credit risk are recorded as a change in fair value of derivatives and amortization in the current period consolidated statement of operations.
(s) Recently Adopted Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“ASC”) effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC is an aggregation of previously issued authoritative GAAP in one comprehensive set of guidance organized by subject area. ALC implemented this standard in the third quarter of 2009 and it did not have a material impact on ALC’s consolidated financial position and results of operations. In accordance with the ASC, references to previously issued accounting standards have been replaced by ASC references. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (“ASU”).
On January 1, 2009, ALC adopted an amendment to ASC Topic 805. This guidance was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. ASC 805 establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption did not have a material effect on the current period’s Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On January 1, 2009 ALC adopted new guidance on determining the useful life of intangible assets, primarily codified in ASC Topic 350. The new guidance amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption did not have a material effect on the current period’s Consolidated Financial Statements.
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
On January 1, 2009, ALC adopted new guidance requiring enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on entities’ financial position, financial performance and cash flows, primarily codified in ASC Topic 815. Since the new guidance requires only additional disclosures about ALC’s derivative and hedging activities, the adoption did not affect ALC’s financial position or results of operations. Related disclosures can be found in Note 18 in the Notes to Consolidated Financial Statements.
On June 30, 2009, ALC adopted new guidance on the treatment of subsequent events, primarily codified in ASC Topic 855. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.
In June 2009, the FASB issued new accounting guidance on transfers of financial assets. The new guidance eliminates the concept of a qualifying special purpose entity and removes the exception from applying the current guidance for consolidation of variable interest entities to qualifying special purpose entities. The new guidance also defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. The statement also requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The guidance became effective for ALC on January 1, 2010, and did not have a material impact on ALC’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In June 2009, the FASB issued new accounting guidance on consolidation of variable interest entities, primarily codified in ASC Topic 810. The new guidance amends the process for identifying the primary beneficiary in variable interest entities and requires ongoing assessments for purposes of identifying the primary beneficiary. The new guidance also requires enhanced disclosures intended to provide users of financial statements with more transparent information about an entity’s involvement in variable interest entities. The new guidance became effective for ALC on January 1, 2010, and did not have a material impact on ALC’s consolidated financial statements
(t) Recently Issued Accounting Pronouncements
Described below are recent changes in accounting guidance that may have a significant effect on ALC’s financial statements. Recent guidance that is not anticipated to have an impact on or is unrelated to ALC’s financial condition, results of operations or related disclosures are not discussed.
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
(u) Reclassifications
Certain reclassifications have been made in the prior years’ financial statements to conform to the current year’s presentation. Such reclassifications had no effect on previously reported net income or stockholders’ equity.
3. ACQUISITIONS
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
On January 1, 2008, ALC acquired the operations of BBLRG, LLC, doing business as CaraVita, consisting of eight leased assisted and independent living residences and a total of 541 leased units, for a purchase price including fees and expenses of $14.8 million. The master lease has an initial term expiring in March 2015 with three five-year renewal options. ALC financed this transaction with borrowings under its $120 million credit facility. In connection with the master lease, ALC guarantees certain quarterly minimum occupancy levels and is subject to net worth, minimum capital expenditure requirements per residence, per annum and minimum fixed charge coverage ratios. Failure to meet certain operating and occupancy covenants in the Cara Vita operating lease would give the lessor the right to accelerate the lease obligations and terminate our right to operate all or some of those properties. At December 31, 2009 and 2008, ALC was in compliance with all master lease covenants.
ALC’s final allocation of fair value for the CaraVita acquisition resulted in the following:

(In thousands)
Operating lease intangible	$11,573
Resident relationship intangible	2,427
Non-compete agreements	331
Vehicles	107
Other	386

Total	$14,824

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The operating lease intangible is being amortized over 17.25 years which is the term of the lease excluding the final five years as the renewal is based on the then determined fair value. The resident relationship intangible is being amortized over three years for the assisted living properties and over four years for the independent living property, and the non-compete agreements are being amortized over five years which is the term of the non-compete agreements. Vehicles are being depreciated over four years.
4. INVESTMENTS
Investments consist of $1.0 million of securities held to fund ALC’s executive retirement plan (“ERP”) obligation and $2.4 million held in four individual equity securities which were contributed to ALC’s capital upon the Separation, all of which are classified as available-for-sale and stated at fair value based on market quotes.
The securities related to the executive retirement plan are held in a securities brokerage account and are invested at the specific direction of the participants. Investment options include a limited number of mutual funds and money market funds. At December 31, 2009, 100% of these funds were held in money market funds.
In December 2009, ALC elected to account for these investments under the fair value option of ASC Topic 825. As a result of making this election, all future gains and losses related to these investments will be recorded in the statement of operations as a component of general and administrative expense. Interest income and dividends are reported as a component of interest income. The purpose for making this election was to mitigate volatility in ALC’s reported earnings as the change in market value of the investments will be offset by the recording of the related deferred compensation expense.
The other four equity investments are being accounted for under ASC Topic 320 and are recorded at fair value and any unrealized gains and losses, net of deferred taxes, are recorded as a component of other comprehensive income.
Investments consisted of the following at December 31:

	2009			2008
		Fair			Fair
		Market	Unrealized		Market	Unrealized
	Cost	Value	Gain/(Loss)	Cost	Value	Gain/(Loss)
	(In thousands)
Investments with unrealized gains	$0	$2	$2	$0	$2	$2
Investments with unrealized losses	5,479	3,425	(2,054)	5,283	3,137	(2,146)

Total investments	$5,479	$3,427	$(2,052)	$5,283	$3,139	$(2,144)

The following table shows our investments gross unrealized losses and fair values that have been in a continuous loss position at December 31:

	Less Than Twelve Months		Greater Than Twelve Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)
2009 Equity securities	—	—	$2,411	$2,054	$2,411	$2,054
2008 Equity securities	$1,748	$1,392	$1,389	$754	$3,137	$2,146
5. PREPAID EXPENSES, SUPPLIES AND OTHER RECEIVABLES
Supplies, prepaid expenses and other receivables consisted of the following at December 31:

	2009	2008
	(In thousands)
Prepaid expenses	$1,921	$1,853
Supplies	974	974
Other receivables	642	530

	$3,537	$3,357

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. PROPERTY AND EQUIPMENT
Property and equipment and related accumulated depreciation and amortization consisted of the following at December 31:

	2009	2008
	(In thousands)
Land and land improvements	$27,207	$26,722
Buildings and improvements	442,176	401,986
Furniture and equipment	27,900	26,428
Leasehold improvements	8,216	5,336
Construction in progress	2,024	27,934

	507,523	488,406
Less accumulated depreciation and amortization	(92,069)	(75,257)

	$415,454	$413,149

In 2009 and 2008, ALC capitalized $16.5 million and $27.0 million related to the ongoing expansion program, respectively.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a summary of the changes in the carrying amount of goodwill:

	2009	2008
Balance at December 31, 2008	$16,315	19,909
Additions	—	—
Adjustments	(16,315)	(3,594)

Balance at December 31, 2009	$—	16,315

In 2009, the goodwill adjustment reflects the impairment charge recorded in the first quarter. The adjustment to goodwill recorded in 2008 related to reversing a valuation allowance against deferred tax assets associated with the completion of IRS audits of the 2004 and January 31, 2005 tax returns. This valuation allowance against deferred tax assets was recorded prior to ALC’s acquisition by Extendicare in January 2005.
Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of other intangible assets as of December 31, 2009 and 2008, respectively (in thousands):

	December 31, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Resident relationships	$3,169	$(1,868)	$1,301	$3,169	$(980)	$2,189
Operating lease intangible and renewal options	11,665	(1,352)	10,313	11,665	(676)	10,989
Non-compete agreements	331	(133)	198	331	(66)	265

Total	$15,165	$(3,353)	$11,812	$15,165	$(1,722)	$13,443

Amortization expense related to definite-lived intangible assets for the years ended December 31, 2009, 2008 and 2007, was $1.6 million, $1.8 million, and $2.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future amortization expense for definite-lived intangible assets is estimated to be as follows (in thousands):

2010	$1,619
2011	1,165
2012	743
2013	677
2014	677
After 2014	6,931

$11,812

8. RESTRICTED CASH
As of December 31, 2009, restricted cash consisted of $1.3 million of cash deposits as security for Oregon Trust Deed Notes, $1.7 million of cash deposits as security for HUD Insured Mortgages due 2036 and $1.4 million of cash deposits securing letters of credit.
9. OTHER ASSETS
Other assets consisted of the following at December 31:

	2009	2008
	(In thousands)
Deferred financing costs, net	$1,026	$1,035
Property tax, insurance and capital expenditure trust funds	885	969
Security deposits and other	24	23

	$1,935	$2,027

In 2009, ALC incurred deferred financing costs of $0.4 million related to mortgage debt refinancing.
10. ACCRUED LIABILITIES
Accrued liabilities consisted of the following at December 31:

	2009	2008
	(In thousands)
Property taxes, utilities and other taxes	$7,779	$7,452
Salaries and wages, fringe benefits and payroll taxes	6,177	4,944
Workers’ compensation	3,181	3,423
Accrued operating expenses	1,194	1,168
Other	897	960

	$19,228	$17,947

ALC self insures for health and dental claims. In addition, ALC self insures for workers’ compensation in all states, with the exception of Washington and Ohio where ALC participates in a state plan and Texas where ALC is insured with a third-party insurer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. DEBT
Long-term debt and capital lease obligations consisted of the following at December 31:

	2009	2008
Mortgage note, bearing interest at 6.24%, due 2014	$33,526	$34,352
Mortgage note, bearing interest at 6.5%, due 2014	13,829	—
Mortgage note, bearing interest at 8.65%, due 2009	—	7,140
Capital lease obligations, interest rates ranging from 2.84% to 13.54%, maturing through 2009	—	2,356
Mortgage note, bearing interest at 7.07%, due 2018	8,844	8,966
Oregon Trust Deed Notes, weighted average interest rate of 7.38%, maturing from 2021 through 2026	8,438	8,726
HUD Insured Mortgages, interest rates ranging from 5.66% to 5.85%, due 2032	4,123	4,201
HUD Insured Mortgage, bearing interest at 7.55%, due 2036	2,977	3,015
$120 million credit facility bearing interest at floating rates, due November 2011 (1)	50,000	79,000

Total debt	121,737	147,756
Less current maturities	(1,823)	(10,866)

Total long-term debt	$119,914	$136,890

(1)	Borrowings under this facility bear interest at a floating rate at ALC’s option equal to LIBOR plus a margin of 150 basis points or prime. At December 31, 2009, prime was 3.25% and LIBOR was 0.25%.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On July 1, 2009, ALC allowed its option to purchase the five residences constituting a total of 157 units to expire. Based on the terms of the lease agreement, one of the five residences consisting of 39 units reverted back to a previous operating lease arrangement allowing ALC the ability to operate that residence until February 2014 (with a right to extend an additional five years). In 2009, ALC recorded an impairment charge of $0.1 million in continuing operations related to this building.
ALC ceased to operate the other four residences consisting of 118 units following the close of business on December 31, 2009. The four residences are classified as discontinued operations and ALC recorded an impairment charge in discontinued operations during 2009 related to the write off of the capital lease assets and capital lease obligation of $0.5 million and an additional impairment charge related to furniture and equipment remaining with the lessor of $0.7 million
Mortgage Note due 2018
The mortgage note due in 2018 (“2018 Note”) has a fixed interest rate of 7.07%, an original principal amount of $9.0 million, and a 25-year principal amortization. It is secured by a deed of trust, assignment of rents and security agreement and fixture filing on three assisted living residences in Texas. Monthly principal and interest payments amount to approximately $64,200. The 2018 Note has a balloon payment of $7.2 million due in July 2018 and was entered into by a wholly-owned subsidiary of ALC and is subject to a limited guaranty by ALC.
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
HUD Insured Mortgages
The HUD insured mortgages (the “HUD Loans”) include three separate loan agreements entered into in 2001 between subsidiaries of ALC and the lenders. The mortgages are each secured by a separate assisted living residence located in Texas with a combined carrying value of $9.7 million. Two of the three HUD Loans were refinanced in the third quarter of 2007. The HUD loans bear interest ranging from 5.66% to 7.55% and averaging 6.35%. Principal on the refinanced loans may not be prepaid in the first two years. Prepayments may be made any time after the first two years. As of December 31, 2009, $4.2 million of HUD Loans mature in September 2032 and $3.0 million mature in August 2036.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$120 Million Credit Facility
On November 10, 2006, ALC entered into a five year, $100 million credit facility with General Electric Capital Corporation and other lenders. The facility is guaranteed by certain ALC subsidiaries that own 64 residences and secured by a lien against substantially all of the assets of ACL and such subsidiaries. Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate or LIBOR plus an amount that varies according to a pricing grid based on a consolidated leverage test. Since the inception of this facility, this amount has been 150 basis points. Average interest rates under the facility were 2.62% and 5.57% during the year ended December 31, 2009 and 2008, respectively.
On August 22, 2008, ALC entered into an agreement to amend its then $100 million revolving credit agreement to allow ALC to borrow up to an additional $20 million, bringing the size of the facility to $120 million. Under certain conditions and subject to possible market rate adjustments on the entire facility, ALC may request that the facility be increased up to an additional $30 million.
In general, borrowings under the facility are limited to five times ALC’s consolidated net income plus, in each case to the extent included in the calculation of consolidated net income, customary add-backs in respect of provisions for taxes, consolidated interest expense, amortization and depreciation, losses from extraordinary items, and other non-cash expenditures (including non-recurring expenses incurred by ALC in connection with the separation of ALC and Extendicare) minus, in each case to the extent included in the calculation of consolidated net income, customary deductions in respect of credits for taxes, interest income, gains from extraordinary items, and other non-recurring gains. ALC is subject to certain restrictions and financial covenants under the facility including maintenance of minimum consolidated leverage and minimum consolidated fixed charge coverage ratios. Payments for capital expenditures, acquisitions, dividends and stock repurchases may be restricted if ALC fails to maintain consolidated leverage ratio levels specified in the facility. In addition, upon the occurrence of certain transactions, including but not limited to sales of property mortgaged to General Electric Capital Corporation and the other lenders, equity and debt issuances and certain asset sales, ALC may be required to make mandatory prepayments. ALC is also subject to other customary covenants and conditions. Outstanding borrowings under the facility were $50 million and $79 million as of December 31, 2009 and December 31, 2008, respectively. As of December 31, 2009 and December 31, 2008, ALC was in compliance with all applicable financial covenants and available borrowings under the facility were $70 million and $41 million, respectively.
We entered into a derivative financial instruments in November 2008 and March 2009, specifically interest rate swaps, for non-trading purposes. We may use interest rate swaps from time to time to manage interest rate risk associated with floating rate debt. The November 2008 and March 2009 interest rate swap agreements expire in November 2011, the same time our $120 million revolving credit facility matures and have a total notational amount of $50.0 million. We elected to apply hedge accounting for both interest rate swaps because they are an economic hedge of our floating rate debt and we do not enter into derivatives for speculative purposes. Both interest rate swaps are cash flow hedges. The derivative contracts had a negative net fair value of $1.2 million and $1.1 million as of December 31, 2009 and 2008, based on current market conditions affecting interest rates and are recorded in other long-term liabilities.
Unfavorable Market Value of Debt Adjustment
ALC debt in existence at the date of the ALC Purchase was evaluated and determined, based upon prevailing market interest rates, to be under valued. The unfavorable market value adjustment upon acquisition was $3.2 million. The market value adjustment is amortized on an effective interest basis, as an offset to interest expense, over the term of the debt agreements. The amount of amortization of the unfavorable market value adjustment for 2009, 2008 and 2007 was $0.0 million, $0.2 million and $0.7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Principal Repayment Schedule
Principal payments on long-term debt due within the next five years and thereafter, as of December 31, 2009, are as follows (in thousands):

2010	$1,860
2011	51,986
2012	2,115
2013	2,262
2014	42,587
After 2014	20,705

121,515
Plus: Unamortized market value adjustment	222

Total debt	$121,737

Letters of credit
As of December 31, 2009, we had $5.5 million in outstanding letters of credit, the majority of which are collateralized by property. Approximately $3.9 million of the letters of credit provide security for worker’s compensation insurance and the remaining $1.6 million of letters of credit are security for landlords of leased properties. During 2008, we changed general and professional liability insurance carriers and converted from being self-insured to full commercial insurance on a portion of our general and professional liability insurance program which resulted in the release of a $5.0 million letter of credit. The letters of credit have maturity dates ranging from April 2010 to November 2011.
12. ACCRUAL FOR SELF-INSURED GENERAL AND PROFESSIONAL LIABILITIES
ALC insures general and professional liability risks with Pearson, its wholly-owned consolidated subsidiary, and other third-party insurers. ALC insures through Pearson on a claims made basis above specified self-insured retention levels. Pearson insures above ALC’s self-insured retention levels and re-insures for significant or catastrophic risks up to a specified level through third party insurers. The insurance policies cover comprehensive general and professional liability and employers’ liability in such amounts and with such deductibles as determined by ALC to be prudent and reasonable, based on the nature and risk of its business, historical experiences, availability of coverage and industry standards. Self-insured liabilities with respect to general and professional liability claims are included within the accrual for self-insured liabilities.
ALC regularly evaluates premiums paid to Pearson and independent third party insurers and levels of the self-insured liability through an independent actuarial review. ALC believes that the methods for pricing and evaluating the Pearson insurance coverage are reasonable and that the historical cost of similar coverage would not have been materially different if ALC had obtained such coverage from third parties. General and professional liability claims are the most volatile and significant of the risks for which ALC self insures. ALC’s estimate of the accrual for general and professional liability costs is significantly influenced by assumptions, which are limited by the uncertainty of predicting future events, and assessments regarding expectations of several factors. Such factors include, but are not limited to: the frequency and severity of claims, which can differ materially by jurisdiction; coverage limits of third-party reinsurance; the effectiveness of the claims management process; and the outcome of litigation. In addition, ALC estimates the amount of general and professional liability claims it will pay in the subsequent year and classifies this amount as a current liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Following is a summary of activity in the accrual for self-insured general and professional liabilities:

	2009	2008
	(In thousands)
Balances at beginning of year	$1,476	$1,241
Cash payments	(640)	(200)
Provisions	1,080	435

Balances at end of year	$1,916	$1,476

Current portion	$500	$300
Long-term portion	1,416	1,176

Balances at end of year	$1,916	$1,476

13. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following at December 31:

	2009	2008
	(In thousands)
Unfavorable lease adjustment as lessee	$2,084	$2,540
Future lease commitments	4,387	4,190
Deferred compensation	3,925	3,057
Fair value of derivative liability	1,195	1,056
Asset retirement obligation	262	245

	$11,853	$11,088

Unfavorable Lease Adjustment as Lessee
ALC evaluated the leases in existence at the date of the ALC Purchase and determined, based upon future discounted lease payments over the remaining terms of the leases, an excess was to be paid, as compared to the market, based upon the operating cash flows of the leased facilities. The unfavorable lease liability upon acquisition was $4.0 million. The unfavorable lease liability is amortized on a straight-line basis, as an offset to lease expense, over the term of the lease agreements. The unfavorable lease amortization was $0.4 million for 2009, 2008 and 2007.
Future Lease Commitments
Future lease commitments represent the cumulative excess of lease expense computed on a straight-line basis for the lease term over actual lease payments. The effects of scheduled rent increases, which are included in minimum lease payments, are recognized on a straight-line basis over the lease term.
Deferred Compensation
ALC implemented an unfunded deferred compensation plan in 2005 which is offered to all company employees defined as highly compensated by the Internal Revenue Code in which participants may defer up to 10% of their base salary. ALC matches 50% of the amount deferred. Expenses incurred by ALC under the deferred compensation plan were $163,000, $132,854 and $142,179 in 2009, 2008 and 2007, respectively.
ALC implemented the ERP, a non-qualified deferred compensation plan in 2005, covering certain executive employees. Expenses incurred from ALC contributions under the plan were $293,181, $65,655 and $226,205 in 2009, 2008 and 2007, respectively. The plan does not require ALC to fund the liability currently but ALC has funded it since the plan’s inception. Assets related to the plan are recorded as investments and classified as available for sale and were $1.0 million and $0.7 million as of December 31, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Employee Pension Arrangements
ALC maintains a defined contribution retirement 401(k) savings plan, which is made available to substantially all employees. ALC pays a matching contribution of 25% of every qualifying dollar contributed by plan participants, net of any forfeiture. Expenses incurred by ALC related to the 401(k) savings plans were $156,679, $177,203 and $185,829 in 2009, 2008 and 2007, respectively.
Fair Value of Derivatives
ALC entered into derivative financial instrument in November 2008 and March 2009, specifically interest rate swaps, for non-trading purposes. ALC uses interest rate swaps to manage interest rate risk associated with floating rate debt. The agreements expire at the same time as our $120 million revolving credit facility which expires in November 2011. As of December 31, 2009, ALC was party to interest rate swaps with a total notional amount of $50.0 million. ALC elected to apply hedge accounting for the interest rate swaps because they are an economic hedge of the ALC’s floating rate debt and ALC does not enter into derivatives for speculative purposes. The derivative contracts had a negative net fair value of $1.2 million and $1.1 million as of December 31, 2009 and 2008, based on current market conditions affecting interest rates and are recorded in other long-term liabilities.
Asset retirement obligation
ALC determined that a conditional asset retirement obligation exists for asbestos remediation in one of its residences. Although not a current health hazard, if ALC were to renovate the residence, ALC would be required to follow the appropriate remediation procedures in compliance with state law. The removal of asbestos-containing materials includes primarily floor and ceiling tiles. The fair value of the conditional asset retirement obligation was determined as the present value of the estimated future cost of remediation based on an estimated expected date of remediation. This computation is based on a number of assumptions which may change in the future based on the availability of new information, technology changes, changes in costs of remediation, and other factors.
14. LEASE COMMITMENTS
As of December 31, 2009, as a lessee, ALC was committed under non-cancelable leases requiring future minimum rentals as follows:

Operating
Leases

2010	$20,440
2011	19,932
2012	17,839
2013	17,753
2014	17,879
After 2014	2,117

Total minimum lease payments	$95,960

Lease agreement with LTC Properties, Inc.
Effective January 1, 2005, ALC entered into two new master lease agreements with LTC Properties, Inc. (“LTC”) relating to 37 residences leased to ALC by LTC. Under the terms of the master lease agreements, the initial 10 year lease term commenced on January 1, 2005, and there are three successive 10-year lease renewal terms, to be exercised at the option of ALC. There are no significant economic penalties to ALC if it decides not to exercise the renewal options. The aggregate minimum rent payments for the LTC leases for the calendar year 2009 was $10.9 million. The minimum rent will increase by 2% over the prior year’s minimum rent for each of the calendar years 2010 through 2014. Annual minimum rent during any renewal term will increase a minimum of 2% over the minimum rent of the immediately preceding year. ALC accounts for the effect of scheduled rent increases on a straight-line basis over the lease term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LTC obtained financing for five of the leased properties in the State of Washington through the sale of revenue bonds that contain certain terms and conditions within the debt agreements. ALC must comply with these terms and conditions and failure to adhere to those terms and conditions may result in an event of default to the lessor and termination of the lease. Refer to Note 15 for further details.
Lease agreement with Assisted Living Facilities, Inc. (“ALF”)
ALC had leased five properties in the State of Oregon with ALF until the close of business on December 31, 2009, that contained options to purchase the properties in July 2009. The options were determined to be at bargain purchase prices, requiring that the classification of these leases as capital leases. ALC elected not to exercise the purchase option and ceased operations at four of the buildings on December 31, 2009. Based on the terms of the original agreement, the fifth building reverted back to its original operating lease. ALF obtained financing for these properties through the sale of revenue bonds that contain certain terms and conditions within the debt agreements. ALC must continue to comply with these terms and conditions with respect to the one building ALC continues to operate and failure to adhere to those terms and conditions may result in an event of default to the lessor and termination of the lease.
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
In connection with the lease, ALC guarantees certain performance and payment obligations, including minimum occupancy, net worth, and capital expenditures per residence levels and minimum fixed charge coverage ratios. Failure to comply with these covenants could result in events of default under the lease and the guaranty. At December 31, 2009, ALC was in compliance with all covenants.
HCPI lease agreement
On August 1, 2009, ALC elected not to exercise its option to renew leases with one lessor for nine residences, two of which are located in New Jersey and seven of which are located in Texas, constituting a total of 365 units. The residences have individual leases all with the same lessor. Three of the leases will terminate in November 2010, three terminate in August 2011, two terminate in April of 2012 and one terminates in May 2012. Although ALC elected not to exercise its option to renew the leases on these properties, it may consider alternative arrangements with the lessor.
In the event that alternative arrangements with the lessor are not made, ALC would cease to operate the nine residences consisting of 365 units and all assets and obligations would be written off to the extent they are not recoverable. As of December 31, 2009, the net assets from these residences were approximately $0.8 million. Effective with the decision to not renew the leases, ALC accelerated the depreciation and amortization on the respective furniture, fixtures, equipment and leasehold improvements such that the net assets will be fully depreciated upon termination of the respective leases. The nine residences had revenues of $8.7 million and $8.8 million for the years ended December 31, 2009 and 2008, respectively, and a pre-tax loss of $0.0 million and $1.0 million for the years ended December 31, 2009 and 2008, respectively. Average occupancy at these residences for the years ended December 31, 2009 and 2008 consisted of 204 and 201 private pay and 20 and 33 Medicaid residents, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. COMMITMENTS AND CONTINGENCIES
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
In addition, ALC leases five properties from LTC in Washington that were financed through the sale of revenue bonds and contain certain terms and conditions within the debt agreements. ALC must comply with these terms and conditions and failure to adhere to those terms and conditions may result in an event of default to the lessor and termination of the lease for ALC. The leases require, among other things, that in order to preserve the federal income tax exempt status of the bonds, ALC is required to lease at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. There are additional requirements as to the age and physical condition of the residents with which ALC must also comply. Pursuant to the lease agreements with LTC, ALC must comply with the terms and conditions of the underlying trust deed relating to the debt agreement.
ALC had leased five properties from ALF in Oregon until the close of business on December 31, 2009 that were financed through the sale of revenue bonds and contain certain terms and conditions within the debt agreements. ALC elected not to exercise a purchase option on four of the buildings and terminated operations with the close of business on December 31, 2009. With the election not to purchase, the fifth building reverted back to its original operating lease. With regard to the operating lease, ALC must continue to comply with the original terms and conditions and failure to adhere to those terms and conditions may result in an event of default to the lessor and termination of the lease for ALC. The leases require, among other things, that in order to preserve the federal income tax exempt status of the bonds, ALC is required to lease at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. There are additional requirements as to the age and physical condition of the residents with which ALC must also comply. Pursuant to the lease agreements with ALF, ALC must comply with the terms and conditions of the underlying trust deed relating to the debt agreement.
Expansion Program
In February 2007, we announced plans to add a total of 400 units onto our existing owned residences. By the end of 2008, we had completed, licensed, and begun accepting new residents in 78 of these units. By December 31, 2009, we had completed, licensed and begun accepting new residents in 322 of these units. Construction continues on the remaining expansion units. As of the date of this report, we are targeting completion of 47 units by the end of 2010 and the remaining units in 2011. We have spent $35.5 million through December 31, 2009 and expect to spend an additional $7.5 million in 2010 and $3.6 million in 2011 related to this expansion program. Our current cost estimate for the program is $115,000 per unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Insurance and Self-insured Liabilities
ALC insures certain risks with Pearson, a wholly-owned subsidiary, and third-party insurers. The insurance policies cover comprehensive general and professional liability (including malpractice insurance) for ALC’s health providers, assistants and other staff as it relates to their respective duties performed on ALC’s behalf, workers’ compensation and employers’ liability in amounts and with such coverage and deductibles as determined by ALC, based on the nature and risk of its businesses, historical experiences, availability and industry standards. ALC also self insures for health and dental claims, in certain states for workers’ compensation and employer’s liability and for general and professional liability claims up to a certain amount per incident. Self-insured liabilities with respect to general and professional liability claims are included within the accrual for self-insured liabilities.
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
Energy Purchases
ALC enters into energy contracts for the purchase of electricity and natural gas for use in certain of our operations to reduce the variability of energy costs. The deregulation of the energy markets in selected areas of the country, the availability of products offered through energy brokers/providers, and our relatively stable demand for energy make it possible for us to enter longer term contracts to obtain favorable and more stable pricing. It is ALC’s intent to enter into contracts solely for its own use. Further, it is fully anticipated that ALC will make use of all the energy contracted. Expiration dates on our current energy contracts range from January 2010 to January 2012. Accounting guidance requires ALC to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that meet the definition of a derivative may be exempted from derivative accounting guidance as normal purchases or normal sales. Normal purchases are contracts that provide for the purchase of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases and sales are documented and exempted from typical accounting and reporting of derivatives. ALC has evaluated these energy contracts and determined they meet the normal purchases and sales exception and therefore are exempted from the accounting and reporting requirements.
16. INCOME TAXES
ALC’s results of operations are included in a consolidated federal tax return.
The income tax expense consists of the following for the years ended December 31:

	2009	2008	2007
	(In thousands)

Federal:
Current	$4,449	$3,455	$7,912
Deferred	1,615	3,772	234

Total Federal	6,064	7,227	8,146
State:
Current	1,228	1,209	1,917
Deferred	51	216	224

Total State	1,279	1,425	2,141

Total income tax expense	$7,343	$8,652	$10,287

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The differences between the effective tax rates on income before income taxes and the United States federal income tax rate are as follows:

	2009	2008	2007
Statutory federal income tax rate	35.0%	34.0%	35.0%
Increase (reduction) in tax rate resulting from:
State income taxes, net of federal income tax benefit	10.4	4.0	4.7
Work opportunity credit	(2.8)	(0.3)	(0.0)
Deductible goodwill amortization	(5.3)	(1.9)	(1.6)
Non-deductible goodwill	50.7	—	—
Other, net	2.1	1.2	(0.6)

Effective tax rate	90.1%	37.0%	37.5%

Unrecognized tax benefits
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	2009	2008
Gross unrecognized tax benefits at January 1, 2009	$722	$630
Increases in tax positions for prior years	—	92

Gross unrecognized tax benefits at December 31, 2009	$722	$722

Included in the balance of unrecognized tax benefits at December 31, 2009 and January 1, 2009 are tax positions related to past state income tax filings which will not reoccur in the future. There are no unrecognized tax benefits related to federal income tax issues.
The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.4 million at December 31, 2009. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2009, we had accrued interest and penalties related to unrecognized tax benefits of $0.2 million.
ALC and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions. Federal tax returns for all periods after December 31, 2006 are open for examination. Various state tax returns for all periods after December 31, 2004 are open for examination. For the tax periods between February 1, 2005 and November 10, 2006, ALC was included in the consolidated federal tax returns of EHI. Tax issues between ALC and Extendicare are governed by a Tax Allocation Agreement entered into by ALC and Extendicare at the time of the Separation. During 2009, the Internal Revenue Service completed an examination of the partial tax year ended December 31, 2005 and the partial tax year ended November 10, 2006. ALC contends that, as a result of the examinations, Extendicare is required to pay ALC approximately $3.0 million. As of the date of this report, Extendicare has taken the position that it is not required to pay this amount to ALC because Extendicare alleges ALC breached the Tax Allocation Agreement. The parties are seeking to resolve the matter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the net deferred tax assets and liabilities as of December 31 are as follows:

	2009	2008
	(In thousands)

Deferred tax assets:
Employee benefit accruals	$3,704	$3,203
Accrued liabilities	773	576
Accounts receivable reserves	297	269
Deferred revenue	554	564
Operating loss carryforwards	14,453	15,995
Goodwill/Intangibles	2,698	933
Fair value adjustment for leases	1,025	1,158
Fair value adjustment for debt	90	73
Deferred financing fee	286	343
Alternative minimum tax carry forward	560	560
Unrealized loss — derivative	454	—
Unrealized loss — stock investments	780	—
Other assets	2,902	2,829

Total deferred tax assets before valuation allowance	28,576	26,503
Valuation allowance	(2,840)	(2,840)

Total deferred tax assets	25,736	23,663
Deferred tax liabilities:
Depreciation	33,461	29,893
Miscellaneous	896	967

Total deferred tax liabilities	34,357	30,860

Net deferred tax liabilities	$(8,621)	$(7,197)

Valuation allowance:
Beginning of year	$(2,840)	$(6,441)
Decrease during year	—	3,601

End of year	$(2,840)	$(2,840)

	2009	2008
	(In thousands)

Deferred tax assets (liabilities) as presented on the Consolidated Balance Sheet:
Current deferred tax assets	$4,636	$4,614
Long-term deferred tax (liabilities)	(13,257)	(11,811)

Net deferred tax liabilities	$(8,621)	$(7,197)

ALC paid state income taxes of $1.0 million, $1.4 million and $1.9 million in 2009, 2008 and 2007, respectively.
ALC has $38.5 million (before an $8.1 million valuation allowance) of net operating losses available for federal income tax purposes, which will expire between 2010 and 2026. These net operating losses were partially generated prior to and after ALC’s emergence from bankruptcy on January 1, 2002. The emergence from bankruptcy created an ownership change as defined by the IRS. Section 382 of the Internal Revenue Code imposes limitations on the utilization of the loss carryfowards and built-in losses after certain ownership changes of a loss company. ALC was deemed to be a loss company for these purposes. Under these provisions, ALC’s ability to utilize the pre-acquisition loss carryforwards generated prior to ALC’s emergence from bankruptcy and built-in losses in the future will generally be subject to an annual limitation of approximately $1.6 million. Any unused amount is added to and increases the limitation in the succeeding year. ALC’s net unrealized built-in losses were $29.1 million as of December 31, 2009, and $29.1 million as of December 31, 2008. The deferred tax assets include loss carryforwards and built-in losses and their related tax benefit available to ALC to reduce future taxable income within the allowable IRS carryover period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
17. EARNINGS PER SHARE
ALC computes earnings per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of incremental shares available upon conversion of Class B Common Stock and dilutive stock options.
The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for 2009, 2008 and 2007:

	2009	2008	2007
	(In thousands, except per share data)
Basic earnings per share calculation:
Income from continuing operations	$802	$14,712	$17,139
(Loss) income from discontinued operations, net of tax	(957)	(389)	40

Net (loss) income to common stockholders	$(155)	$14,323	$17,179

Weighted average number of common shares outstanding	11,755	12,486	13,634

Income from continuing operations	$0.07	$1.18	$1.26
Loss from discontinued operations, net of tax	(0.08)	(0.03)	—

Basic net (loss) income per share	$(0.01)	$1.15	$1.26

Diluted earnings per share calculation:
Income from continuing operations	$802	$14,712	$17,139
(Loss) income from discontinued operations, net of tax	(957)	(389)	40

Net (loss) income to common stockholders	$(155)	$14,323	$17,179

Weighted average number of common shares outstanding	11,755	12,486	13,635
Assumed conversion of Class B shares	—	129	138
Effect of dilutive stock options	—	2	—

Diluted weighted average number of common shares outstanding	11,755	12,617	13,773

Income from continuing operations	$0.07	$1.17	$1.25
Loss from discontinued operations, net of tax	(0.08)	(0.03)	—

Diluted net (loss) income per share	$(0.01)	$1.14	$1.25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS
The estimated fair values of ALC’s financial instruments at December 31 are as follows:

	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)
ASSETS:
Cash and cash equivalents	$4,360	$4,360	$19,905	$19,905
Investments	3,427	3,427	3,139	3,139
Deposits in escrow	1,993	1,993	2,313	2,313
Other assets (long-term):
Restricted cash	4,389	4,389	3,783	3,783
Property tax, insurance and capital expenditure trust funds	918	918	1,043	1,043
Security deposits	24	24	23	23
LIABILITIES:
Long-term debt, including current maturities	121,737	116,164	147,756	147,669
Other long-term liabilities:
Fair value of derivative liability	$1,195	$1,195	$1,056	$1,056
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
Derivative financial instruments. ALC entered into derivative financial instruments, specifically interest rate swaps, for non-trading purposes. ALC may use interest rate swaps from time to time to manage interest rate risk associated with floating rate debt. As of December 31, 2009, ALC was party to two interest rate swaps with a total notional amount of $50.0 million. ALC elected to apply hedge accounting for these interest rate swaps because they are an economic hedge of ALC’s floating rate debt and ALC does not enter into derivatives for speculative purposes. As of December 31, 2009, these derivative contracts had a negative net fair value based on current market conditions affecting interest rates and are recorded in other long-term liabilities.
The table that follows summarizes the interest rate swap contracts outstanding at December 31, 2009 (dollars in thousands):

	Fixed	Notional	Effective	Expiration	Estimated
	Interest Rate	Amount	Date	Date	Fair Value
Interest rate swap — November 2008	2.83%	$30,000	11/13/2008	11/14/2011	$(937)
Interest rate swap — March 2009	1.98%	$20,000	3/11/2009	11/14/2011	$(258)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information about ALC’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by ALC to determine such fair value (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance at
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	December 31
2009
Assets
Investment securities — available-for-sale	$3,427	$—	$—	$3,427
Liabilities
Derivative financial instruments	—	1,195	—	1,195

2008
Assets
Investment securities — available-for-sale	$3,139	$—	$—	$3,139
Liabilities
Derivative financial instruments	—	1,056	—	1,056
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
For the year ended December 31, 2009, ALC recognized an unrealized gain of $0.1 million, which represents the change in the fair value of the interest rate swaps and an unrealized loss on its available-for-sale investments of $0.0 million.
19. DISCONTINUED OPERATIONS
In the third quarter of 2009, ALC elected not to exercise a purchase option on five residences it operates under a master lease agreement. As a result, at December 31, 2009 ALC ceased operating at four of the five residences and classified these four residences (consisting of 118 units) as discontinued operations. The remaining residence (consisting of 39 units) will continue to be operated by ALC under an operating lease which expires on February 28, 2014 (with a right to extend an additional five years).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of the results of operations for residences that are classified as discontinued operations.

	2009	2008	2007
	(In thousands, except per share data)
Revenues	$2,727	$2,509	$3,441

Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	2,098	2,206	2,516
Residence lease expense	240	(10)	(13)
Depreciation and amortization	300	377	352
Loss on impairment of long-lived assets*	1,235	—	—

Total operating expenses	3,873	2,573	2,855
(Loss) income from discontinued operations	(1,146)	(64)	586
Interest income	3	—	—
Interest expense	(416)	(562)	(521)

(Loss) income from discontinued operations before income taxes	(1,559)	(626)	65
Income tax benefit (expense)	602	232	(25)

Net (loss) income from discontinued operations	$(957)	$(394)	$40

Weighted average common shares:
Basic	11,755	12,486	13,634
Diluted	11,755	12,617	13,773
Revenue per share data:
Basic discontinued revenue per share	$0.23	$0.20	$0.25
Diluted discontinued revenue per share	$0.23	$0.20	$0.25

*
Includes $0.5 million impairment loss on write off of capital lease assets and obligations and $0.7 million impairment of furniture and equipment remaining with the lessor at the termination of the lease on December 31, 2009.

20. QUARTERLY RESULTS OF OPERATIONS (unaudited)
The following is a summary of our unaudited quarterly results of operations for 2009 and 2008.

	Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
2009
Revenues	$57,067	$56,683	$57,236	$57,737	$228,723
(Loss) income from continuing operations before taxes	(11,487)	6,123	6,483	7,026	8,145
Net (loss) income	(11,775)	3,907	3,386	4,327	(155)
Basic earnings per common share:
(Loss ) income from continuing operations	$(0.97)	$0.33	$0.36	$0.37	$0.07
(Loss) income from discontinued operations, net of tax	(0.01)	0.00	(0.07)	0.00	(0.08)

Basic net (loss) income per share	$(0.98)	$0.33	$0.29	$0.37	$(0.01)

Diluted earnings per common share:
(Loss) income from continuing operations	$(0.97)	$0.33	$0.36	$0.37	$0.07
(Loss) income from discontinued operations, net of tax	(0.01)	0.00	(0.07)	0.00	(0.08)

Diluted net (loss) income per share	$(0.98)	$0.33	$0.29	$0.37	$(0.01)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
2008
Revenues	$59,533	$57,202	$57,740	$57,101	$231,576
Income from continuing operations before taxes	6,603	7,017	4,951	4,793	23,364
Net income	4,051	4,276	2,966	3,030	14,323
Basic earnings per common share:
Income from continuing operations	$0.32	$0.35	$0.25	$0.26	$1.18
Loss from discontinued operations, net of tax	0.00	(0.01)	(0.01)	(0.01)	(0.03)

Basic net income per share	$0.32	$0.34	$0.24	$0.25	$1.15

Diluted earnings per common share:
Income from continuing operations	$0.31	$0.34	$0.25	$0.26	$1.17
Loss from discontinued operations, net of tax	0.00	(0.01)	(0.01)	(0.01)	(0.03)

Diluted net income per share	$0.31	$0.33	$0.24	$0.25	$1.14

21. LONG-TERM EQUITY-BASED COMPENSATION PROGRAM
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On February 22, 2009, the Committee approved the 2009 Long-Term Equity-Based Compensation Program and granted awards of Options/SARs to certain key employees (including executive officers) under the terms of the 2006 Omnibus Plan. The aggregate maximum number of Options/SARs granted to all participants was 95,000. The Options/SARs have both time vesting and performance vesting features. One-fifth (1/5) of each grant becomes exercisable in one-third increments on the first, second and third anniversaries of the grant date. On February 22, 2010, the Committee determined that the established performance goals (related to increases in private pay resident occupancy) were partially achieved in fiscal 2009, such that three-fifths (3/5) of the remaining four-fifths (4/5) of each grant vested and become exercisable in one-third increments on the first, second and third anniversaries of the grant date. Once exercisable, awards may be exercised either by exercising the stock option and purchasing shares of the Company’s Class A Common Stock at the exercise price or exercising the related stock appreciation right. The Committee has sole discretion to determine whether stock appreciation rights are settled in shares of Class A Common Stock, cash or a combination of shares of Class A Common Stock and cash. The Options/SARs have an exercise price of $15.35 per share, the mean between the high and low market prices of the Company’s Class A Common Stock on the New York Stock Exchange on February 26, 2009, the second business day following the February 24, 2009, release of quarterly and full year earnings, and expire five years from the date of grant.
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
A summary of Options/SARs activity for the years ended December 31, 2009, 2008 and 2007 is presented below.

			Wtd. Avg.	Aggregate
		Wtd. Avg.	Remaining	Intrinsic
		Exercise Price	Contractual	Value
	Shares	Per Share	Term (years)	(in thousands)

Outstanding, January 1, 2007	—	—
Granted	76,000	$59.00
Exercised	—	—
Expired or cancelled	(12,000)	$59.00

Outstanding, December 31, 2007	64,000	$59.00	4.3	—

Exercisable, December 31, 2007	—	—	—	—

Outstanding, January 1, 2008	64,000	$59.00
Granted	129,500	$30.10
Exercised	—	—
Expired or cancelled	(64,000)	$59.00

Outstanding, December 31, 2008	129,500	$30.10	4.3	—

Exercisable, December 31, 2008	—	—	—	—

Outstanding, January 1, 2009	129,500	$30.10
Granted	127,000	$15.65
Exercised	—	—
Expired or cancelled	(97,500)	$29.45

Outstanding, December 31, 2009	159,000	$18.96	4.0	1,226

Exercisable, December 31, 2009	10,672	$32.10	4.3	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes options outstanding and exercisable at December 31, 2009 and the related weighted average exercise price and remaining contractual life information:

	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted		Weighted
		Remaining	Avg.		Avg.
		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$15.35	95,000	4.2	$15.35	—	$15.35
$16.54	32,000	4.3	$16.54	—	$16.54
$32.10	32,000	3.3	$32.10	10,672	$32.10

	159,000	4.0	$18.96	10,672	$32.10

Options outstanding at December 31, 2009, consisted of a May 5, 2008 grant to non-employee directors, a February 22, 2009 grant to management, and an April 30, 2009 grant to non-employee directors. Each grant consisted of tandem stock options and stock appreciation rights (“Option/SARs”). One third of the May 5, 2008 non-employee grants were exercisable at December 31, 2009 and none of the grants were exercisable at December 31, 2008. The February 22, 2009 management Option/SARs have an exercise price of $15.35 per share and four-fifths become exercisable in annual one third increments beginning February 22, 2010 and one-fifth expired on February 22, 2010 without becoming exercisable. None of the April 30, 2009 non-employee director grant was exercisable as of December 31, 2009.
The grant of the Options/SAR’s increased the number of diluted shares by two thousand in 2008 and did not increase the number of diluted shares in 2009 due to a net loss. Compensation expense related to the director Options/SARs of $405,833, $98,830 and $0 was recorded in the years ended December 31, 2009, 2008 and 2007, respectively. Compensation expense related to the management Options/SARs was $185,741 in 2009. Overall occupancy performance goals were not achieved in 2008 or 2007. As a result, no compensation expense related to the management Options/SARs was recorded in either year. Unrecognized compensation cost at December 31, 2009 and 2008 was approximately $1.0 million and $0.4 million, respectively, and the weighted average period over which it is expected to be recognized is 3 years.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2010.

ASSISTED LIVING CONCEPTS, INC.
By:	/s/ Laurie A. Bebo
Laurie A. Bebo
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/s/ Laurie A. Bebo Laurie A. Bebo	President, Chief Executive Officer and Director	March 11, 2010

Principal Financial Officer and Principal Accounting Officer:

/s/ John Buono John Buono	Senior Vice President, Chief Financial Officer and Treasurer	March 11, 2010

(1) Alan Bell	Director

(1) Jesse C. Brotz	Director

(1) Derek H.L. Buntain	Director

(1) David J. Hennigar	Director

(1) Malen S. Ng	Director

(1) Melvin A. Rhinelander	Director

(1) Charles H. Roadman II, MD	Director

/s/ Michael J. Spector Michael J. Spector	Director	March 11, 2010

(1)
Michael J. Spector, by signing his name hereto, does hereby sign and execute this report on behalf of each of the above named directors of Assisted Living Concepts, Inc. pursuant to powers of attorney executed by each such director and filed with the Securities and Exchange Commission as an exhibit to this report.

By:	/s/ Michael J. Spector Michael J. Spector, Attorney in Fact	March 11, 2010

S-1

EXHIBIT INDEX TO 2009 ANNUAL REPORT ON FORM 10-K

Exhibit
Number	Description
2.1	Arrangement Agreement (incorporated by reference to Exhibit 2.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

2.2	Separation Agreement (incorporated by reference to Exhibit 2.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

2.2.1	Tax Allocation Agreement (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

2.2.2	Agreement for Payroll and Benefit Services (incorporated by reference to Exhibit 2.2.2 to Assisted Living Concepts, Inc. annual report on Form 10-K filed on March 28, 2007, File No. 001-13498)

2.2.3	Agreement for Reimbursement Services (incorporated by reference to Exhibit 10.3 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

3.1
Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Assisted Living Concepts, Inc. quarterly report on Form 10-Q for the quarter ended March 31, 2008, File No. 001-13498)

3.2
Certificate of Change Pursuant to NRS 78.209 For Nevada Profit Corporations (incorporated by reference to Exhibit 3.1 to Assisted Living Concepts, Inc. current report on Form 8-K dated march 16, 2009, File No. 001-13498)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

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

10.1	Separation Agreement (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

10.2	2006 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated April 30, 2009, File No. 001-13498)*

10.3	Employment Agreement — Laurie A. Bebo (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated April 15, 2008, File No. 001-13498)*

10.4	Employment Agreement — John Buono (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated April 15, 2008, File No. 001-13498)*

10.5	Employment Agreement — Eric B. Fonstad (incorporated by reference to Exhibit 10.3 to current report of Assisted Living Concepts, Inc. on Form 8-K dated April 15, 2008, File No. 001-13498)*

10.6	Employment Agreement — Walter A. Levonowich (incorporated by reference to Exhibit 10.4 to current report of Assisted Living Concepts, Inc. on Form 8-K dated April 15, 2008, File No. 001-13498)*

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

10.11
Form of Director Tandem Stock Option/Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated May 5, 2008, File No. 001-13498)*

10.12
Credit Agreement dated as of November 10, 2006 among Assisted Living Concepts, Inc. the lenders (as defined in the Credit Agreement), and General Electric Credit Corporation (incorporated by reference to Exhibit 10.7 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498) (Also included as Exhibit 4.2 above)

10.13
First Amendment, dated as of August 22, 2008, to Credit Agreement dated as of November 10, 2006 among Assisted Living Concepts, Inc., the lenders (as defined in the Credit Agreement), and General Electric Credit Corporation (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated August 22, 2008, File No. 001-13498) (Also included as Exhibit 4.3 above)

10.14
Form of Purchase and Sale Agreement pertaining to EHSI assisted living facilities (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Assisted Living Concepts, Inc.’s Form 10 Registration filed on July 21, 2006, File No. 001-13498)

10.15
Master Lease Agreement (I) between LTC Properties, Inc. and Texas-LTC Limited Partnership, as Lessor, and Assisted Living Concepts, Inc. and Extendicare Health Services, Inc., as Lessee, dated January 31, 2005 (incorporated by reference to Exhibit 10.5 to Assisted Living Concepts, Inc.’s Form 10 Registration Statement filed on June 7, 2006, File No. 001-13498)

10.16
Master Lease Agreement (II) between LTC Properties, Inc. as Lessor, and Assisted Living Concepts, Inc., Carriage House Assisted Living, Inc. and Extendicare Health Services, Inc., as Lessee, dated January 31, 2005 (incorporated by reference to Exhibit 10.6 to Assisted Living Concepts, Inc.’s Form 10 Registration Statement filed on June 7, 2006, File No. 001-13498)

10.17
Amended and Restated Master Lease Agreement, dated as of January 1, 2008, between subsidiaries of Assisted Living Concepts, Inc. and Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated December 31, 2007, File No. 001-13498)

10.18
Guaranty of Lease dated as of January 1, 2008, by Assisted Living Concepts, Inc. for the benefit of Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated December 31, 2007, File No. 001-13498)

10.19
Loan Agreement, effective as of June 12, 2009, by and between ALC Three, LLC as borrower, Assisted Living Concepts, Inc., as guarantor, TCF National Bank (incorporated by reference to Exhibit 10.1 to Current Report of Assisted Living Concepts, Inc. on Form 8-K, dated June 12, 2009, File No. 001-13498)

10.20
Guaranty Agreement, by Assisted Living Concepts, Inc. as guarantor pursuant to Loan Agreement (incorporated by reference to Exhibit 10.2 to Current Report of Assisted Living Concepts, Inc. on Form 8-K, dated June 12, 2009, File No. 001-13498)

10.21
Form of 2010 Tandem Stock Option/Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.3 to current report of Assisted Living Concepts, Inc. on Form 8-K dated March 3, 2010, File No. 001-13498)*

10.22
Form of 2010 Cash Incentive Compensation Award Agreement (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated March 3, 2010, File No. 001-13498)*

21.1	Subsidiaries of Assisted Living Concepts, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Information Statement of Assisted Living Concepts, Inc. dated November 10, 2006 (incorporated by reference to Exhibit 99.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

*	Denotes management contract or executive compensation plan or arrangement required to be filed pursuant to Item 15 of Form 10-K.

EI-2