Form 10-Q
period 2010-03-31
ASSISTED LIVING CONCEPTS INC
filed 2010-05-06
CIK 929994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 4, 2010, the Company had 10,054,006 shares of its Class A Common Stock, $0.01 par value per share, outstanding and 1,523,125 shares of its Class B Common Stock, $0.01 par value per share, outstanding.

ASSISTED LIVING CONCEPTS, INC.

ASSISTED LIVING CONCEPTS, INC.
Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,131	$4,360
Investments	3,851	3,427
Accounts receivable, less allowances of $842 and $738, respectively	2,594	2,668
Prepaid expenses, supplies and other receivables	4,886	3,537
Deposits in escrow	1,581	1,993
Income tax receivable	—	723
Deferred income taxes	3,960	4,636
Current assets of discontinued operations	168	36

Total current assets	27,171	21,380
Property and equipment, net	413,312	415,454
Intangible assets, net	11,408	11,812
Restricted cash	3,016	4,389
Other assets	2,033	1,935
Non-current assets of discontinued operations	—	399

Total Assets	$456,940	$455,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,591	$8,005
Accrued liabilities	16,337	19,228
Deferred revenue	7,873	6,368
Current maturities of long-term debt	1,853	1,823
Income tax payable	333	—
Current portion of self-insured liabilities	500	500
Current liabilities of discontinued operations	—	34

Total current liabilities	33,487	35,958
Accrual for self-insured liabilities	1,510	1,416
Long-term debt	119,434	119,914
Deferred income taxes	13,626	13,257
Other long-term liabilities	12,077	11,853
Commitments and contingencies

Total Liabilities	180,134	182,398

Preferred Stock, par value $0.01 per share, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 80,000,000 shares authorized at March 31, 2010 and December 31, 2009; 12,403,318 and 12,397,525 shares issued and 10,053,867 and 10,048,674 shares outstanding, respectively	124	124
Class B Common Stock, $0.01 par value, 15,000,000 shares authorized at March 31, 2010 and December 31, 2009; 1,523,255 and 1,528,650 shares issued and outstanding, respectively	15	15
Additional paid-in capital	314,739	314,602
Accumulated other comprehensive loss	(1,907)	(2,012)
Retained earnings	37,099	33,486
Treasury stock at cost, 2,349,451 and 2,348,851 shares, respectively	(73,264)	(73,244)

Total Stockholders’ Equity	276,806	272,971

Total Liabilities and Stockholders’ Equity	$456,940	$455,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Revenues	$57,859	$57,067

Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	35,712	37,253
General and administrative (including non-cash stock-based compensation expense of $137 and $65, respectively)	3,774	3,434
Residence lease expense	5,083	4,930
Depreciation and amortization	5,670	4,931
Goodwill impairment	—	16,315

Total operating expenses	50,239	66,863

Income (loss) from operations	7,620	(9,796)
Other income (expense):
Interest income	4	12
Interest expense	(1,888)	(1,703)

Income (loss) before income taxes	5,736	(11,487)
Income tax expense	(2,123)	(144)

Net income (loss) from continuing operations	3,613	(11,631)
Loss from discontinued operations, net of tax	—	(144)

Net income (loss)	$3,613	$(11,775)

Weighted average common shares:
Basic	11,578	11,956
Diluted	11,744	11,956
Per share data:
Basic earnings (loss) per common share
Earnings (loss) from continuing operations	$0.31	$(0.97)
Loss from discontinued operations	—	(0.01)

Net income (loss)	$0.31	$(0.98)

Diluted earnings (loss) per common share
Earnings (loss) from continuing operations	$0.31	$(0.97)
Loss from discontinued operations	—	(0.01)

Net income (loss)	$0.31	$(0.98)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
		(reclassified)
OPERATING ACTIVITIES:
Net income (loss)	$3,613	$(11,775)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,670	5,028
Goodwill impairment	—	16,315
Amortization of purchase accounting adjustments for leases	(99)	(99)
Provision for bad debts	104	(30)
Provision for self-insured liabilities	170	259
Loss on disposal of fixed assets	170	29
Unrealized gain on investments	(27)	—
Equity-based compensation expense	137	65
Change in fair value of derivatives	65	(172)
Deferred income taxes	1,045	(65)
Changes in assets and liabilities:
Accounts receivable	(30)	250
Supplies, prepaid expenses and other receivables	(1,349)	(2,283)
Deposits in escrow	412	566
Current assets — discontinued operations	(132)	—
Accounts payable	(904)	(1,423)
Accrued liabilities	(2,891)	(605)
Deferred revenue	1,505	1,591
Current liabilities — discontinued operations	(34)	—
Payments of self-insured liabilities	(77)	(89)
Income taxes payable / receivable	927	(88)
Changes in other non-current assets	1,275	(991)
Other non-current assets — discontinued operations	399	—
Other long-term liabilities	160	267

Cash provided by operating activities	10,109	6,750
INVESTING ACTIVITIES:
Payment for executive retirement plan securities	(56)	—
Payments for new construction projects	(1,371)	(8,359)
Payments for purchases of property and equipment	(2,432)	(4,077)

Cash used in investing activities	(3,859)	(12,436)
FINANCING ACTIVITIES:
Purchase of treasury stock	(20)	(1,969)
Proceeds on borrowings on revolving credit facility	—	6,000
Repayment of mortgage debt	(459)	(7,624)

Cash used by financing activities	(479)	(3,593)
Increase (decrease) in cash and cash equivalents	5,771	(9,279)

Cash and cash equivalents, beginning of year	4,360	19,905

Cash and cash equivalents, end of period	$10,131	$10,626

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$1,782	$1,807
Income tax payments, net of refunds	86	62
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
As of March 31, 2010, Assisted Living Concepts, Inc. and its subsidiaries (“ALC” or the “Company”) operated 211 senior living residences in 20 states in the United States totaling 9,280 units. ALC’s residences typically range from approximately 40 to 60 units and offer residents a supportive, home-like setting and assistance with the activities of daily living.
ALC became an independent, publicly traded company listed on the New York Stock Exchange on November 10, 2006, (the “Separation Date”), when shares of ALC Class A and Class B Common Stock were distributed to Extendicare Inc., now known as Extendicare Real Estate Investment Trust (“Extendicare”), stockholders (the “Separation”).
ALC operates in a single business segment with all revenues generated from properties located within the United States.
The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three month periods ended March 31, 2010 and 2009 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature except for the impairment charges related to goodwill and the loss from discontinued operations which were recorded in the first quarter of 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for interim periods are not necessarily indicative of results that may be expected for the entire year ending December 31, 2010.
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

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2010 and December 31, 2009, the Company had approximately 90% and 87%, respectively, of its accounts receivable derived from private payer sources, with the balance owing under various state Medicaid programs. Although management believes there are no credit risks associated with government agencies other than possible funding delays, claims filed under the Medicaid program can be denied if not properly filed prior to a statute of limitations.
The Company periodically evaluates the adequacy of its allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds, which vary by payer type. Allowances for uncollectibility are considered based upon the evaluation of the circumstances for each of these specific accounts. In addition, the Company has developed internally-determined percentages for establishing an allowance for doubtful accounts, which are based upon historical collection trends for each payer type and age of the receivables. Accounts receivable that the Company specifically estimates to be uncollectible, based upon the above process, are fully reserved in the allowance for doubtful accounts until they are written off or collected. The Company wrote off accounts receivable of $0.3 million and $0.2 million in the three month periods ended March 31, 2010 and 2009, respectively. Bad debt expense was $0.4 million and $0.3 million for the three month periods ended March 31, 2010 and 2009, respectively.
(c) Investments
Investments in marketable securities are stated at fair value. Investments with no readily determinable fair value are carried at cost. Fair value is determined using quoted market prices at the end of the reporting period and, when appropriate, exchange rates at that date. Except as follows, all of our marketable securities are classified as available-for-sale. In December 2009, ALC elected to account for its investments in the executive retirement plan in accordance with the fair value option of ASC Topic 825. This provides for unrealized gains and losses to be recorded in the statement of operations instead of through comprehensive income. ALC records unrealized gains and losses from executive retirement plan investments in general and administrative expense; interest income and dividends from these investments are reported as a component of interest income. The purpose for making this election was to mitigate volatility in ALC’s reported earnings as the change in market value of the investments will be offset by the recording of the related deferred compensation expense.
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
ALC regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. To determine whether a decline in value is other-than-temporary, ALC evaluates several factors, including the current economic environment, market conditions, operational and financial performance of the investee, and other specific factors relating to the business underlying the investment, including business outlook of the investee, future trends in the investee’s industry and ALC’s intent to carry the investment for a sufficient period of time for any recovery in fair value. If a decline in value is deemed as other-than-temporary, ALC records reductions in carrying values to estimated fair values, which are determined based on quoted market prices, if available, or on one or more of the valuation methods such as pricing models using historical and projected financial information, liquidation values, and values of other comparable public companies. ALC did not record an other-than-temporary impairment of investments in the three month periods ended March 31, 2010 and 2009.
(d) Goodwill
Goodwill represents the cost of acquired net assets in excess of their fair market values. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and also reviewed at least annually for impairment.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Company assessed its fair value using its stock price as well as applying an implied control premium. Due to the volatility of the market value of the stock price, the use of the average stock price over a range of dates around the valuation date was used. ALC compared the implied control premium to premiums paid in observable transactions of comparable companies.
At March 31, 2009, the market capitalization of ALC, using the average stock price from the five trading days prior to and through the five days after March 31, 2009 along with an implied control premium, resulted in a fair value estimate below its carrying value. In step two of the analysis, the Company completed a valuation of its assets and liabilities by estimating cash flows and market capitalization rates which were applied to income producing assets. Based on the review described above, ALC recorded a goodwill impairment charge of $16.3 million during the first quarter of 2009. The impairment charge is included as a component of operating results in the accompanying condensed consolidated statement of operations. The impairment charge is non-cash in nature.
The following is a summary of the changes in the carrying amount of goodwill for the three month period ended March 31, 2009 (in thousands):

Balance at December 31, 2008	$16,315
Additions	—
Adjustments	(16,315)

Balance at March 31, 2009 and 2010	$—

(e) Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity which under GAAP are excluded from results of operations. For the three months ended March 31, 2010 and 2009, this consists of unrealized gains and losses on available for sale investment securities, net of tax, and unrealized losses on interest rate swap derivatives, net of tax.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Net income (loss)	$3,613	$(11,775)
Unrealized gains (losses) on investments, net of tax expense (benefit) of $129 and ($160), respectively	212	(260)
Unrealized loss on derivatives, net of tax benefit of $65 and $106, respectively	(107)	(172)

Total comprehensive income (loss)	$3,718	$(12,207)

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The components of accumulated other comprehensive loss, net of tax, are as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Unrealized losses on investments	$(1,059)	$(1,271)
Net unrealized loss on derivatives	(848)	(741)

Accumulated other comprehensive loss	$(1,907)	$(2,012)

(f) Income Taxes
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
As of March 31, 2010 and December 31, 2009, ALC had total gross unrecognized tax benefits of approximately $0.7 million. Of the total gross unrecognized tax benefits, $0.4 million, if recognized, would reduce ALC’s effective tax rate in the period of recognition. At March 31, 2010 and December 31, 2009, ALC had accrued interest and penalties related to unrecognized tax benefits of $0.2 million.
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
(g) Recently Adopted Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“ASC”) effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC is an aggregation of previously issued authoritative GAAP in one comprehensive set of guidance organized by subject area. ALC implemented this standard in the third quarter of 2009 and it did not have a material impact on ALC’s consolidated financial position and results of operations. In accordance with the ASC, references to previously issued accounting standards have been replaced by ASC references. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (“ASUs”).

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
On June 30, 2009, ALC adopted new guidance on the treatment of subsequent events, primarily codified in ASC Topic 855. ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In February 2010, new guidance was issued which removes the requirement for public companies to disclose the date through which subsequent events were reviewed. This guidance was effective upon issuance and has been adopted by ALC.
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
In June 2009, the FASB issued new accounting guidance on consolidation of variable interest entities, primarily codified in ASC Topic 810. The new guidance amends the process for identifying the primary beneficiary in variable interest entities and requires ongoing assessments for purposes of identifying the primary beneficiary. The new guidance also requires enhanced disclosures intended to provide users of financial statements with more transparent information about an entity’s involvement in variable interest entities. The new guidance became effective for ALC on January 1, 2010, and did not have a material impact on ALC’s consolidated financial statements
(h) Recently Issued Accounting Pronouncements
Described below are recent changes in accounting guidance that may have a significant effect on ALC’s financial statements. Recent guidance that is not anticipated to have an impact on or is unrelated to ALC’s financial condition, results of operations or related disclosures is not discussed.
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

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. PROPERTY AND EQUIPMENT
Property and equipment and related accumulated depreciation and amortization consisted of the following:

	March 31,	December 31,
	2010	2009
	(In thousands)
Land and land improvements	$27,279	$27,207
Buildings and improvements	443,251	442,176
Furniture and equipment	28,194	27,900
Leasehold improvements	8,803	8,216
Construction in progress	3,070	2,024

	510,597	507,523
Less accumulated depreciation and amortization	(97,285)	(92,069)

	$413,312	$415,454

4. DEBT
Long-term debt consisted of the following:

	March 31,	December 31,
	2010	2009
	(In thousands)
$120 million credit facility bearing interest at floating rates, due November 2011 (1)	$50,000	$50,000
Mortgage note, bearing interest at 6.24%, due 2014	33,311	33,526
Mortgage note, bearing interest at 6.50%, due 2014	13,738	13,829
Mortgage note, bearing interest at 7.07%, due 2018	8,808	8,844
Oregon Trust Deed Notes, weighted average interest rate of 7.38%, maturing from 2021 through 2026	8,363	8,438
HUD Insured Mortgages, interest rates ranging from 5.66% to 5.85%, due 2032	4,100	4,123
HUD Insured Mortgage, bearing interest at 7.55%, due 2036	2,967	2,977
Total debt	121,287	121,737
Less current maturities	(1,853)	(1,823)

Total long-term debt	$119,434	$119,914

(1)	Borrowings under this facility bear interest at a floating rate at ALC’s option equal to LIBOR plus a margin of 150 basis points or prime. At March 31, 2010, prime was 3.25% and LIBOR was 0.25%.
$120 Million Credit Facility
On November 10, 2006, ALC entered into a five year, $100 million credit facility with General Electric Capital Corporation and other lenders. The facility is guaranteed by certain ALC subsidiaries that own 64 residences and secured by a lien against substantially all of the assets of ALC and such subsidiaries. Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate or LIBOR plus an amount that varies according to a pricing grid based on a consolidated leverage test. Since the inception of this facility, this amount has been 150 basis points. Average interest rates under the facility were 1.73% and 2.05% during the quarters ended March 31, 2010 and 2009, respectively.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On August 22, 2008, ALC entered into an agreement to amend its then $100 million revolving credit agreement to allow ALC to borrow up to an additional $20 million, bringing the size of the facility to $120 million. Under certain conditions and subject to possible market rate adjustments on the entire facility, ALC may request that the facility be increased up to an additional $30 million.
In general, borrowings under the facility are limited to five times ALC’s consolidated net income during the prior four fiscal quarters plus, in each case to the extent included in the calculation of consolidated net income, customary add-backs in respect of provisions for taxes, consolidated interest expense, amortization and depreciation, losses from extraordinary items, and other non-cash expenditures (including non-recurring expenses incurred by ALC in connection with the separation of ALC and its former parent, Extendicare) minus, in each case to the extent included in the calculation of consolidated net income, customary deductions related to credits for taxes, interest income, gains from extraordinary items, and other non-recurring gains. ALC is subject to certain restrictions and financial covenants under the facility including maintenance of minimum consolidated leverage and minimum consolidated fixed charge coverage ratios. Payments for capital expenditures, acquisitions, dividends and stock repurchases may be restricted if ALC fails to maintain consolidated leverage ratio levels specified in the facility. In addition, upon the occurrence of certain transactions, including but not limited to sales of property mortgaged to General Electric Capital Corporation and the other lenders, equity and debt issuances and certain asset sales, ALC may be required to make mandatory prepayments. ALC is also subject to other customary covenants and conditions. Outstanding borrowings under the facility were $50 million at both March 31, 2010 and December 31, 2009. As of March 31, 2010 and December 31, 2009, ALC was in compliance with all applicable financial covenants and available borrowings under the facility were $70 million.
ALC entered into derivative financial instruments in November 2008 and March 2009, specifically interest rate swaps, for non-trading purposes. ALC may use interest rate swaps from time to time to manage interest rate risk associated with floating rate debt. The November 2008 and March 2009 interest rate swap agreements expire in November 2011, the same time the $120 million revolving credit facility matures, and have a total notional amount of $50 million. We elected to apply hedge accounting for both interest rate swaps because they are an economic hedge of our floating rate debt. We do not enter into derivatives for speculative purposes. Both interest rate swaps are cash flow hedges. The derivative contracts had a negative net fair value of $1.4 million and $1.2 million as of March 31, 2010 and December 31, 2009, respectively, based on current market conditions affecting interest rates, and are recorded in other long-term liabilities.
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
The loan bears interest at a fixed rate of 6.5% per annum, has a five year maturity, is amortized over a twenty year period, and is secured by a mortgage and assignment of leases with respect to two assisted living residences in Iowa and one in Indiana consisting of a combined total of 166 units. Prepayment of the loan in excess of 10% of the principal balance in any anniversary year will require a prepayment fee of 3% in the first or second year, 2% in the third or fourth year, and 1% thereafter. Performance and payment of obligations under the Loan Agreement and related note are guaranteed by ALC pursuant to the terms of a guaranty agreement. ALC incurred $0.2 million of closing costs which are being amortized over the five year life of the loan.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Oregon Trust Deed Notes
The Oregon trust deed notes (“Oregon Trust Deed Notes”) are secured by buildings, land, furniture and fixtures of nine Oregon assisted living residences with a combined carrying value of $9.1 million. The notes are payable in monthly installments including interest at effective rates ranging from 0% to 9.00%. The effective rate on the remaining term of the Oregon Trust Deed Notes is 7.1%.
Under debt agreements relating to the Oregon Trust Deed Notes, ALC is required to comply with the terms of certain regulatory agreements until their scheduled maturity dates which range from June 2021 to March 2026.
HUD Insured Mortgages
The HUD insured mortgages (the “HUD Loans”) include three separate loan agreements entered into in 2001 between subsidiaries of ALC and the lenders. The mortgages are each secured by a separate assisted living residence located in Texas with a combined carrying value of $9.7 million. Two of the three HUD Loans were refinanced in the third quarter of 2007. The HUD loans bear interest ranging from 5.66% to 7.55% and averaging 6.35%. Principal on the refinanced loans may not be prepaid in the first two years. Prepayments may be made any time after the first two years. As of March 31, 2010, $4.2 million of HUD Loans mature in September 2032 and $3.0 million mature in August 2036.
Unfavorable Market Value of Debt Adjustment
ALC debt in existence in January 2005 when ALC was acquired by Extendicare Health Services, Inc. was evaluated and determined, based upon prevailing market interest rates, to be undervalued. The unfavorable market value adjustment upon acquisition was $3.2 million. The market value adjustment is amortized on an effective interest basis, as an offset to interest expense, over the term of the debt agreements. The amount of amortization of the unfavorable market value adjustment was $0.1 million for both of the three month periods ended March 31, 2010 and 2009, respectively.
Letters of credit
As of March 31, 2010, we had $6.4 million in outstanding letters of credit, the majority of which are collateralized by property. Approximately $4.8 million of the letters of credit provide security for worker’s compensation insurance and the remaining $1.6 million of letters of credit are security for landlords of leased properties. The letters of credit have maturity dates ranging from October 2010 to October 2011.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. LONG-TERM EQUITY-BASED COMPENSATION PROGRAM
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
The terms applicable to all Options/SARs that have been granted under the 2006 Omnibus Plan to date, as described below, provide that, once the options/SARs become vested, they become exercisable in one-third increments on the first, second and third anniversaries of the approval date and they expire five years from the approval date. Once exercisable, awards may be exercised either by purchasing shares of Class A Common Stock at the exercise price or exercising the related stock appreciation right. The Committee has sole discretion to determine whether stock appreciation rights are settled in shares of Class A Common Stock, cash or a combination of shares of Class A Common Stock and cash.
On March 29, 2008, the Committee approved the 2008 Long-Term Equity-Based Compensation Program and granted Options/SARs to certain key employees (including executive officers). The aggregate maximum number of Options/SARs granted to all participants was 97,500 and the exercise price was $29.45 per share. The Options/SARs had both time vesting and performance vesting features. On February 22, 2009, the Committee determined that the performance goals (related to private pay occupancy) were not achieved in 2008 and the Options/SARs expired.
On May 5, 2008, the Committee recommended and the Board of Directors approved grants of 4,000 Options/SARs to each of the eight non-management directors. The aggregate number of Options/SARs granted was 32,000 and the exercise price is $32.10 per share.
On February 22, 2009, the Committee approved the 2009 Long-Term Equity-Based Compensation Program and granted awards of Options/SARs to certain key employees (including executive officers). The aggregate maximum number of Options/SARs granted to all participants was 95,000 and the exercise price is $15.35 per share. The Options/SARs had both time vesting and performance vesting features. One fifth (1/5) of each grant vested on February 22, 2010. Also on February 22, 2010, the Committee determined that three-fifths (3/5) of the remaining four-fifths (4/5) of each grant vested.
On April 30, 2009, the Committee recommended and the Board of Directors approved grants of 4,000 Options/SARs to each of the eight non-management directors. The aggregate number of Options/SARs granted was 32,000 and the exercise price is $16.54 per share.
On March 3, 2010, the Committee approved the 2010 Long-Term Equity-Based Compensation Program and granted awards of Options/SARs to certain key employees (including executive officers). The aggregate maximum number of Options/SARs granted to all participants was 96,250 and the exercise price is $31.71 per share. The Options/SARs have both time vesting and performance vesting features. Two-elevenths (2/11) of each grant become exercisable in one-third increments on the first, second and third anniversaries of the approval date. If the established performance goals (related to increases in private pay resident occupancy) are achieved in fiscal 2010, some or all of the remaining nine-elevenths (9/11) of each grant will vest on the anniversary of the approval date.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of Options/SARs activity for the three month periods ended March 31, 2010 and 2009 is presented below.

	2010		2009
		Weighted		Weighted
	#	Average	#	Average
	Options /	Exercise	Options /	Exercise
	SARs	Price	SARs	Price
Outstanding at beginning of period	159,000	$18.96	129,500	$30.10
Granted	96,250	$31.71	95,000	$15.35
Exercised	—	—	—	—
Expired	(19,000)	$15.35	(97,500)	$29.45

Outstanding at end of period	236,250	$24.45	127,000	$19.57

Options Exercisable at March 31	36,009	$20.31	—	$—

Weighted average fair value of options	$13.09		$9.96

Aggregate intrinsic value of options	$2.0 Million		$—

Weighted average contractual term	4.2 years		4.7 years

ALC uses the Black-Scholes option value model to estimate the fair value of stock options and similar instruments. Stock option valuation models require various assumptions, including the expected stock price volatility, risk-free interest rate, dividend yield, and forfeiture rate. In estimating the fair value of the Options/SARs granted on March 3, 2010, the Company used a risk free rate equal to the five year U.S. Treasury yield in effect on the first business date after the grant date. The expected life of the Options/SARs (five years) was estimated using expected exercise behavior of option holders. Expected volatility was based on ALC’s Class A Common Stock volatility since it began trading on November 10, 2006, and ending on the date of grant. Because the Class A Common Stock has traded for less than the expected contractual term, an average of a peer group’s historical volatility for a period equal to the Options/SARs’ expected life, ending on the date of grant, was compared to the historical ALC volatility with no material difference. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. Because of a lack of history, the forfeiture rate was estimated at zero percent of the Options/SARs awarded and may be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. The Options/SARs have characteristics that are significantly different from those of traded options and changes in the various input assumptions can materially affect the fair value estimates. The fair value of the Options/SARs was estimated at the date of grant using the following weighted average assumptions.

	March 3,	Apr 30,	Feb 22,	May 5,	March 29,
	2010	2009	2009	2008	2008
Expected life from grant date (in years)	5	5	5	5	5
Risk-free interest rate	2.33%	2.02%	2.06%	3.15%	2.50%
Volatility	63.7%	68.9%	66.9%	45.8%	46.9%
Dividend yield	—	—	—	—	—
Weighted average fair value (per share)	$17.48	$9.62	$8.55	$14.15	$12.90
The grant of the Options/SAR’s had no impact on the diluted number of shares in the quarter ended March 31, 2009 because they were anti-dilutive. Compensation expense of $136,602 and $65,404 related to the Options/SARs was recorded in the quarters ended March 31, 2010 and 2009, respectively. Unrecognized compensation cost at March 31, 2010 and 2009 is approximately $2.3 million and $1.1 million, respectively, and the weighted average period over which it is expected to be recognized is three years.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. EARNINGS PER SHARE
ALC computes earnings per share under two different methods, basic and diluted, and presents per share data for all periods in which statements of operations are presented. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of incremental shares available upon conversion of Class B common shares which are convertible into Class A common shares at a rate of 1.075 Class A common shares per Class B common share. Common stock equivalents from both stock options and Class B common shares are excluded for the three month period ended March 31, 2009 because their effect was anti-dilutive.
The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three month periods ended March 31, 2010 and 2009.

	2010	2009
	(In thousands,
	except per share data)
Basic earnings (loss) per share calculation:
Income (loss) from continuing operations	$3,613	$(11,631)
Loss from discontinued operations, net of tax	—	(144)

Net income (loss) to common stockholders	$3,613	$(11,775)

Weighted average number of common shares outstanding	11,578	11,956

Income (loss) from continuing operations	$0.31	$(0.97)
Loss from discontinued operations, net of tax	—	(0.01)

Basic net income (loss) per share	$0.31	$(0.98)

Diluted earnings (loss) per share calculation:
Income (loss) from continuing operations	$3,613	$(11,631)
Loss from discontinued operations, net of tax	—	(144)

Net income (loss) to common stockholders	$3,613	$(11,775)

Weighted average number of common shares outstanding	11,578	11,956
Assumed conversion of Class B shares	114	—
Effect of dilutive stock options	52	—

Diluted weighted average number of common shares outstanding	11,744	11,956

Income (loss) from continuing operations	$0.31	$(0.97)
Loss from discontinued operations, net of tax	—	(0.01)

Diluted net income (loss) per share	$0.31	$(0.98)

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. SHARE REPURCHASE
On August 9, 2009, the Board of Directors authorized the repurchase of up to $15 million of shares of Class A Common Stock over the twelve-month period ending August 9, 2010. This share repurchase authorization replaced the share repurchase program initiated in December 2006 which authorized the repurchase of up to $80 million of shares of Class A Common Stock and which expired August 6, 2009. Shares may be repurchased in the open market or in privately negotiated transactions from time to time in accordance with appropriate Securities and Exchange Commission guidelines and regulations and subject to market conditions, applicable legal requirements, and other factors. During the first quarter of 2010, 600 shares of Class A Common Stock were repurchased. At March 31, 2010, approximately $13.2 million remained available under the current repurchase program. Stock repurchases have been financed through existing funds and borrowings under the Company’s $120 million revolving credit facility. Treasury stock has been accounted for using the cost method.
8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents information about ALC’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, and indicates the fair value hierarchy of the valuation techniques used by ALC to determine such fair value (in thousands):

			Significant
	Total carrying	Quoted prices	other	Significant
	value at	in active	observable	unobservable
	March 31,	markets	inputs	inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities — available-for-sale	$3,851	$3,851	$—	$—
Liabilities
Derivative financial instruments	(1,367)	—	(1,367)	—
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
For the quarter ended March 31, 2010, ALC recognized an unrealized gain of $0.1 million, which represents the net change in the fair value of interest rate swaps of $0.1 million and an unrealized gain on its available-for-sale investments of $0.2 million.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
ALC enters into derivative financial instruments, specifically interest rate swaps, for non-trading purposes. ALC may use interest rate swaps from time to time to manage interest rate risk associated with floating rate debt. As of March 31, 2010, ALC was party to two interest rate swaps with a total notional amount of $50.0 million. ALC elected to apply hedge accounting for these interest rate swaps because they are economic hedges of ALC’s floating rate debt and ALC does not enter into derivatives for speculative purposes. As of March 31, 2010, the derivative contracts both had negative net fair values based on current market conditions affecting interest rates and are recorded in other long-term liabilities.
The table that follows summarizes the interest rate swap contracts outstanding at March 31, 2010 (in thousands):

	Fixed	Notional	Effective	Expiration	Estimated
	Interest Rate	Amount	Date	Date	Fair Value
Interest rate swap — November 2008	2.83%	$30,000	11/13/2008	11/14/2011	$(1,016)
Interest rate swap — March 2009	1.98%	$20,000	3/11/2009	11/14/2011	$(351)
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
For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness (“Ineffectiveness”) are recognized in current earnings. Since the inception of ALC’s two interest rate swaps, there has been no impact on the consolidated statements of operations from Ineffectiveness as both swaps have been 100% effective since entering the contracts and the contracts do not expire until November 2011, at which point the effective portion, if any, which had been previously recorded in other comprehensive income will be reclassified to earnings in the current period.
At March 31, 2010, ALC had no derivative contracts either designated as hedging instruments or not designated as hedging instruments in an asset position and had no derivative contracts not designated as hedging instruments in a liability position.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Values of Derivative Instruments
Liability Derivatives
(In thousands)

	March 31, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
Derivatives Designated as Hedging Instruments	Location	Fair Value	Location	Fair Value
Interest rate contracts	Other long-term liabilities	$1,367	Other long-term liabilities	$1,195
10. DISCONTINUED OPERATIONS
In the third quarter of 2009, ALC elected not to exercise a purchase option on five residences it operated under a master lease agreement. As a result, at December 31, 2009 ALC ceased operating four of the five residences and classified these four residences (consisting of 118 units) as discontinued operations. The remaining residence (consisting of 39 units) will continue to be operated by ALC under an operating lease which expires on February 28, 2014 (with a right to extend an additional five years).
The following is a summary of the results of operations for residences that are classified as discontinued operations:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands,
	except per share data)
Revenues	$—	$567

Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	—	566
Residence lease income	—	(3)
Depreciation and amortization	—	97
Total operating expenses	—	660

Loss from operations	—	(93)
Other expense:
Interest income	—	1
Interest expense	—	(140)

Loss from discontinued operations before income taxes	—	(232)
Income tax benefit	—	88

Net loss from discontinued operations	$—	$(144)

Weighted average common shares:
Basic	11,578	11,956
Diluted	11,744	11,956
Revenue per share data:
Basic discontinued revenue per share	$0.00	$0.01
Diluted discontinued revenue per share	$0.00	$0.01

ASSISTED LIVING CONCEPTS, INC.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Forward-looking statements are subject to risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those risks, uncertainties and assumptions described or referred to in Item 1A — Risk Factors in Part I of ALC’s Annual Report on Form 10-K for the year ended December 31, 2009, and in Part II, Item 5 — Other Information — Forward-Looking Statements and Cautionary Factors in this report.
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements in Part I, Item 1 of this report.
Executive Overview
In the first quarter of 2010, we continued to pursue our strategy of increasing both revenues and profitability by increasing private pay occupancy.
On a continuing residence basis, average private pay occupancy in the quarter ended March 31, 2010 increased by 83 units as compared to the quarter ended March 31, 2009. Average private pay occupancy levels in the first quarter of 2010 were generally flat from average December 2009 levels and exceeded our fourth quarter 2009 average private pay occupancy by 18 units. In general, first quarter occupancy for both ALC and the senior living industry tends to be lower than other quarters because more residents leave senior living residences in winter months due to illnesses that require hospitalization or skilled nursing care. Although private pay occupancy improved in the first quarter of 2010, we believe our success in attracting and maintaining private pay residents has been and will continue to be affected by the current poor general economic conditions. Poor general economic conditions affect private pay occupancy because:
•	family members are more willing and able to provide care at home;

•	residents have insufficient investment income or are unable to obtain necessary funds from the sale of their homes or other investments; and

•	independent living facilities are accepting more traditional assisted living residents with home care services.
The impact of these factors is referred to in this report as the “Private Pay Impact”. In the event general economic conditions fail to improve or get worse, we believe there can be negative pressure on our private pay occupancy.
We consider increasing private pay occupancy to be more important than increasing overall occupancy because:
•	our private pay rates generally exceed those paid through Medicaid reimbursement programs by 50% to 60%;

•	we reduce our exposure to reductions in reimbursement rates provided by government programs; and

•	our private pay residents typically have less severe health needs and require fewer services than residents funded by Medicaid programs, resulting in:
•	a better fit for our social and wellness model; and

•	a safer environment for employees and the other residents in our communities.
On a continuing residence basis, average Medicaid occupancy in the quarter ended March 31, 2010 decreased by 308 units as compared to the quarter ended March 31, 2009. Our Medicaid census continues to decline overall because we no longer accept new Medicaid residents and only allow private pay residents to roll over into Medicaid programs at a very limited number of residences. This planned reduction in Medicaid occupancy is referred to in this report as the “Medicaid Impact”.

ASSISTED LIVING CONCEPTS, INC.
We review our rates on an annual basis or as market conditions dictate. As in past years, we implemented rate increases as of the first of January. On a continuing residence basis, for the quarter ended March 31, 2010, average rates increased 5.4% compared to the quarter ended March 31, 2009. This increase was attributable to an average private pay rate increase of 3.8%, supplemented by an improvement in our private pay mix.
Average private pay occupancy as a percentage of total available units for all continuing residences in the quarters ended March 31, 2010 and 2009 was 60.6% and 59.8%, respectively. Average overall occupancy as a percentage of total available units for all continuing residences in the quarters ended March 31, 2010 and 2009 was 63.0% and 65.9%, respectively. Average private pay occupancy as a percentage of total occupied units in the quarters ended March 31, 2010 and 2009 for all continuing residences was 96.2% and 91.2%, respectively. Private pay revenues as a percentage of total revenues for all continuing residences in the quarters ended March 31, 2010 and 2009 was 97.5% and 93.8%, respectively.
From time to time, we may increase or reduce the number of units we actively operate, which may affect reported occupancy and occupancy percentages.
Unit expansions
We have opened 322 units as part of our program to add 400 units to existing residences. These openings added 232 units to the average number of available units in the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009. The additional units from the expansion increased private pay occupancy during the quarter ended March 31, 2010 by 64 units as compared to the quarter ended March 31, 2009.
Temporary closings
In the quarter ended March 31, 2010, 287 units were temporarily closed for future refurbishment, reducing the average number of available units by 153 as compared to the quarter ended March 31, 2009.
Discontinued Operations
In the third quarter of 2009, ALC elected not to exercise a purchase option on five residences it operated under a master lease agreement. As a result, after the close of business on December 31, 2009, ALC ceased operating four of the five residences and has classified these four residences (consisting of 118 units) as discontinued operations. The remaining residence (consisting of 39 units) will continue to be operated by ALC under an operating lease which expires in February 2014 (with a right to extend an additional five years). For the quarter ended March 31, 2009, the discontinued units were occupied by an average of 49 private pay residents and 10 Medicaid residents.
Business Strategies
We plan to grow our revenue and operating income and improve our overall revenue base by:
•	increasing our private pay occupancy;

•	increasing the overall size of our portfolio by building additional capacity and making acquisitions;

•	applying operating efficiencies achievable from owning a large number of assisted living residences; and

•	increasing the attractiveness and operating results of our portfolio by refurbishing and repositioning residences or eliminating residences that do not meet our internal goals.
Increasing our private pay occupancy
One of our continuing strategies is to increase the number of residents in our communities by filling existing vacancies with private pay residents. Prior strategies to decrease the number of units available for residents who rely on Medicaid have resulted in a significant number of unoccupied units. We use a focused sales and marketing effort designed to increase demand for our services among private pay residents and to establish ALC as the provider of choice for residents who value wellness and quality of care.

ASSISTED LIVING CONCEPTS, INC.
If general economic conditions fail to improve, our ability to fill vacant units with private pay residents may continue to be limited and the occupancy and revenue challenges may continue.
Increasing the overall size of our portfolio by building additional capacity and making acquisitions
We continually review our portfolio for opportunities to add capacity to our best performing buildings.
In February 2007, we announced plans to add a total of 400 units to our existing owned buildings. By the end of the first quarter of 2010, we had completed, licensed, and begun accepting new residents in 322 of these units. Construction continues on the remaining expansion units. As of the date of this report, we are targeting completion of an additional 47 units in 2010 and the remaining units in 2011. We have spent $36.9 million through March 31, 2010, and our current cost estimate for the program is $115,000 per unit. This unit cost includes the addition of common areas such as media rooms, family gathering areas and exercise facilities. Our process of selecting buildings for expansion consisted of identifying what we believe to be our best performing buildings as determined by factors such as occupancy, strength of the local management team, private pay mix, and demographic trends for the area.
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

ASSISTED LIVING CONCEPTS, INC.
In April 2008 we temporarily closed a 50 unit residence in Texas. In 2009 we temporarily closed three residences consisting of 109 units in Oregon and subsequently reopened two of them consisting of 76 units in the fourth quarter of 2009 after refurbishment. Also in the fourth quarter of 2009, we closed two properties consisting of a total of 100 units in Arizona and one property consisting of 39 units in Idaho. In the first quarter of 2010, we closed one property in New Jersey consisting of 39 units and one property in Wisconsin consisting of 26 units. While we currently expect to refurbish all of our closed residences, we are also considering a variety of other options, including the sale of one or more of these residences. We believe these residences are located in markets with strong growth potential but require some updating and repositioning in the market. Once underway, refurbishments are expected to take three to nine months to complete. Following refurbishment, we expect these projects will take approximately twelve additional months to stabilize occupancy. We spent approximately $200,000 to $400,000 on each of our reopened refurbishment projects and expect the cost of other refurbishments to be in that range.
In the third quarter of 2009 we elected not to exercise a purchase option on five residences in Oregon. As a result, we ceased operating four of the five residences following the close of business on December 31, 2009.
On August 1, 2009, ALC elected to decline its option to renew leases on nine residences, two of which are located in New Jersey and seven of which are located in Texas, constituting a total of 365 units. All of the leases are with the same lessor. Three of the leases will terminate in November 2010, three terminate in August 2011, two terminate in April of 2012 and one terminates in May 2012. Although ALC has declined its option to renew its lease on these properties, it may consider alternative arrangements with the lessor. In the event that alternative arrangements with the lessor are not made, ALC would cease to operate the nine residences consisting of 365 units and all assets and obligations would be written off to the extent they are not recoverable. As of March 31, 2010, the net assets from these residences were approximately $0.8 million. Effective with the decision to not renew the leases, ALC accelerated the depreciation and amortization on the respective furniture, fixtures, equipment and leasehold improvements such that the net assets will be fully depreciated upon termination of the respective leases. The nine residences had revenues of $2.1 million and $2.3 million for the three month periods ended March 31, 2010 and 2009, respectively, and a pre-tax loss of $0.4 million and $0.1 million for the three month periods ended March 31, 2010 and 2009, respectively. Average occupancy at these residences for the three month periods ended March 31, 2010 and 2009 consisted of 205 and 215 private pay and 13 and 22 Medicaid residents, respectively.
The remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:
•	Business Overview. This section provides a general financial description of our business, including the sources and composition of our revenues and operating expenses. In addition, this section outlines the key performance indicators that we use to monitor and manage our business and to anticipate future trends.

•	Consolidated Results of Operations. This section provides an analysis of our results of operations for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009.

•	Liquidity and Capital Resources. This section provides a discussion of our liquidity and capital resources as of March 31, 2010, and our expected future cash needs.

•	Critical Accounting Policies. This section discusses accounting policies which we consider to be critical to obtain an understanding of our consolidated financial statements because their application on the part of management requires significant judgment and reliance on estimations of matters that are inherently uncertain.
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

ASSISTED LIVING CONCEPTS, INC.
Business Overview
Revenues
We generate revenue from private pay and Medicaid sources. For the three month periods ended March 31, 2010 and 2009, 97.5% and 93.8%, respectively, of our revenues were generated from private pay sources. Residents are charged an accommodation fee that is based on the type of accommodation they occupy and a service fee that is based upon their assessed level of care. We generally offer studio, one-bedroom and two-bedroom accommodations. The accommodation fee is based on prevailing market rates of similar assisted living accommodations. The service fee is based upon periodic assessments, which include input of the resident and the resident’s physician and family and establish the additional hours of care and service provided to the resident. We offer various levels of care for assisted living residents who require less or more frequent and intensive care or supervision. Residents who do not receive care from ALC are not charged a level of care service fee. For both the three month periods ended March 31, 2010 and 2009, approximately 77% of our private pay revenue was derived from accommodation fees with the balance derived from service fees. Both the accommodation and level of care service fees are charged on a per day basis, pursuant to residency agreements with mainly month-to-month terms.
Medicaid rates are generally lower than rates earned from private payers. Therefore, we consider our private pay mix an important performance indicator.
Although we intend to continue to reduce the number of units occupied by residents paying through Medicaid, as of March 31, 2010, we continue to provide assisted living services to Medicaid funded residents at 35 of the 211 residences we operate. Medicaid programs in each state determine the revenue rates for accommodations and levels of care. The basis of the Medicaid rates varies by state and in certain states is subject to negotiation.
Residence Operations Expenses
For all continuing residences, as defined below, residence operations expense percentages consisted of the following:

	Three Months Ended
	March 31,
	2010	2009
Wage and benefit costs	59%	60%
Property related costs	25	24
Other operating costs	16	16

Total	100%	100%

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
Average Revenue Rate
The average revenue rate represents the average daily revenues earned from accommodation and service fees provided to residents. The daily revenue rate is calculated by dividing aggregate revenues earned by the ADC in the corresponding period.
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

ASSISTED LIVING CONCEPTS, INC.
ADC
All Continuing Residences
The following table sets forth our average daily census (“ADC”) for the three month periods ended March 31, 2010 and 2009 for both private pay and Medicaid residents for all of the continuing residences whose results are reflected in our condensed consolidated financial statements.
Average Daily Census

	2010	2009
Private pay	5,468	5,385
Medicaid	214	522

Total ADC	5,682	5,907

Private pay occupancy percentage	96.2%	91.2%

Private pay revenue percentage	97.5%	93.8%

During the first quarter of 2010, total ADC decreased 3.8% from the first quarter of 2009. Private pay ADC increased 1.5% from the prior year primarily from successes in our sales and marketing approach as well as a perception that poor economic conditions leading to the Private Pay Impact have improved. Medicaid ADC decreased 59.0% from the similar period due to the Medicaid Impact. As a result of the Medicaid Impact as well as improved private pay occupancy, the private pay occupancy mix increased in percentage from 91.2% to 96.2% and the private pay revenue mix increased from 93.8% to 97.5%.
Same Residence Basis
The following table is presented on a same residence basis, and therefore removes the impact of the expansion units and residences temporarily closed for refurbishment. The table sets forth our ADC for the three month periods ended March 31, 2010 and 2009 for both private and Medicaid payers for all residences on a same residence basis.
Average Daily Census

	2010	2009
Private pay	5,396	5,326
Medicaid	210	452

Total ADC	5,606	5,778

Private pay occupancy percentage	96.3%	92.2%

Private pay revenue percentage	97.5%	94.5%

During the first quarter of 2010, total ADC on a same residence basis decreased 3.0% from the first quarter of 2009. Private pay ADC increased 1.3% primarily from successes in our sales and marketing approach as well as perception that poor economic conditions leading to the Private Pay Impact have improved. Medicaid ADC decreased 53.5% from the comparable period due to the Medicaid Impact. As a result of the Medicaid Impact as well as improved private pay occupancy, the private pay occupancy mix increased from 92.2% to 96.3% and the private pay revenue mix increased from 94.5% to 97.5%.
Occupancy Percentage
Occupancy percentages are affected by the completion and opening of new residences and additions to existing residences as well as the temporary closure of residences for refurbishment. As total capacity increases from the addition of expansion units or a new residence, occupancy percentages are negatively impacted as the residence is filling the additional units. After the completion of construction, we generally plan for additional units to take anywhere from one to one and a half years to reach optimum occupancy levels (defined by us as at least 90%). The temporary closure of residences for refurbishment generally has a positive impact on occupancy percentages.

ASSISTED LIVING CONCEPTS, INC.
Because of the impact that developmental units have on occupancy rates, we split occupancy information between mature and developmental units. In general, developmental units are defined as the additional units in a residence that has undergone an expansion or in a new residence that has opened. New units identified as developmental are classified as such for a period of no longer than twelve months after completion of construction. The 245 expansion units that opened subsequent to January 1, 2009 and the 76 units that reopened after refurbishment constitute the developmental units at March 31, 2010. All units that are not developmental are considered mature units.
All Continuing Residences
The following table sets forth our occupancy percentages for the three month periods ended March 31, 2010 and 2009 for all mature and developmental continuing residences whose results are reflected in our condensed consolidated financial statements:
Occupancy Percentage

	2010	2009
Mature	64.5%	66.4%

Developmental	21.6%	19.3%

Total residences	63.0%	65.9%

For the three months ended March 31, 2010, we saw a decline in mature residences’ occupancy percentage from 66.4% to 64.5% and an increase in occupancy in our developmental units from 19.3% to 21.6%.
Occupancy percentages for all residences decreased from 65.9% in the 2009 period to 63.0% in the 2010 period.
The declines in our occupancy percentages for the three months ended March 31, 2010 were primarily due to our continuing focused effort to reduce the number of units available for Medicaid residents partially offset by improvement in our private pay census. Changes in the developmental category are a function of the small number of units, the amount of time they have been open, and specific residences classified in this category.
Same Residence Basis
The following table sets forth the occupancy percentages outlined above on a same residence basis for the three month periods ended March 31, 2010 and 2009, and therefore removes the impact of the expansion units and residences temporarily closed for refurbishment.
Occupancy Percentage

	2010	2009
Mature	64.7%	67.0%

Developmental	—	—

Total residences	64.7%	67.0%

For the three months ended March 31, 2010, we saw a decline in mature residences’ occupancy percentage from 67.0% to 64.7%. There were no residences classified as developmental on a same residence basis as of March 31, 2010 or 2009, respectively. The decline is primarily due to our continuing focused effort to reduce the number of units available for Medicaid residents partially offset by an improvement in our private pay census.

ASSISTED LIVING CONCEPTS, INC.
Average Revenue Rate
All Continuing Residences
The following table sets forth our average daily revenue rates for the three month periods ended March 31, 2010 and 2009 for all continuing residences whose results are reflected in our condensed consolidated financial statements.
Average Daily Revenue Rate

	2010	2009
Average daily revenue rate	$113.13	$107.34

The average daily revenue rate increased by 5.4% for the three month period ended March 31, 2010 compared to the comparable period in 2009. The average daily revenue rate increased primarily as a result of annual rate increases for both room and board and services and an improvement in private pay mix.
Number of Residences Under Operation
The following table sets forth the number of residences under continuing operations as of March 31:

	2010	2009
Owned*	152	152
Under operating leases	59	59
Total under operation	211	211

Percent of residences:
Owned	72.0%	72.0%
Under operating leases	28.0	28.0

	100.0%	100.0%

*	Includes seven residences temporarily closed for refurbishment in 2010 and four residences temporarily closed for refurbishment in 2009.

ASSISTED LIVING CONCEPTS, INC.
ADJUSTED EBITDA and ADJUSTED EBITDAR
The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDAR for the quarters ended March 31:

	2010	2009
	(In thousands)
Net income (loss)	$3,613	$(11,775)
Income loss from discontinued operations, net of taxes	—	144
Provision for income taxes	2,123	144

Income (loss) from continuing operations before income taxes	5,736	(11,487)
Add:
Depreciation and amortization	5,670	4,931
Interest expense, net	1,884	1,691
Non-cash equity based compensation	137	65
Loss on disposal of fixed assets	170	29
Goodwill impairment	—	16,315

Adjusted EBITDA	13,597	11,544
Add: Residence lease expense	5,083	4,930

Adjusted EBITDAR	$18,680	$16,474

The following table sets forth the calculations of Adjusted EBITDA and Adjusted EBITDAR percentages for the quarters ended March 31:

	2010	2009
	($ In thousands)
Revenues	$57,859	$57,067

Adjusted EBITDA	$13,597	$11,544

Adjusted EBITDAR	$18,680	$16,474

Adjusted EBITDA as percent of total revenue	23.5%	20.2%

Adjusted EBITDAR as percent of total revenue	32.3%	28.9%

Both Adjusted EBITDA and Adjusted EBITDAR increased in the first quarter of 2010 primarily due to a decrease in residence operations expenses excluding the impact of the write-off of fixed assets caused by winter storms ($1.7 million) and an increase in revenues discussed below ($0.8 million), partially offset by an increase in general and administrative expenses excluding non-cash equity based compensation ($0.2 million) and, for Adjusted EBITDA only, an increase in residence lease expense ($0.1 million).
See “— Business Overview — Key Performance Indicators — Adjusted EBITDA and Adjusted EBITDAR” above for a discussion of our use of Adjusted EBITDA and Adjusted EBITDAR and a description of the limitations of such use.

ASSISTED LIVING CONCEPTS, INC.
Consolidated Results of Operations
Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009
The following table sets forth details of our revenues and income as a percentage of total revenues for the three month periods ended March 31:

	2010	2009
Revenues	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	61.7	65.3
General and administrative	6.5	6.0
Residence lease expense	8.8	8.6
Depreciation and amortization	9.8	8.6
Goodwill impairment	—	28.6

Income (loss) from operations	13.2	(17.1)
Interest expense, net	(3.3)	(2.9)
Income tax expense	(3.7)	(0.3)
Loss from discontinued operations, net of taxes	—	(0.3)

Net income (loss)	6.2%	(20.6)%

Revenues
Revenues in the first quarter of 2010 increased from the first quarter of 2009 primarily due to higher average daily revenue as a result of rate increases ($2.1 million) and an increase in private pay occupancy ($0.8 million), partially offset by the planned reduction in the number of units occupied by Medicaid residents ($2.1 million). Overall private pay rates increased in the first quarter of 2010 by an average of 3.8% over the first quarter of 2009. Overall rates, including the impact of improved payer mix, increased by 5.4% in the first quarter of 2010 over the first quarter of 2009.
Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)
Residence operating costs decreased $1.5 million, or 4.1%, in the three month period ended March 31, 2010 compared to the three month period ended March 31, 2009. Residence operations expenses decreased primarily from lower payroll and benefits. Staffing needs in the first quarter of 2010 as compared to the first quarter of 2009 decreased primarily because of a decline in the number of units occupied by Medicaid residents who tend to have higher care needs than private pay residents. In addition, general economic conditions enabled us to hire new employees at lower wage rates.
General and Administrative
General and administrative costs increased $0.3 million, or 9.9%, in the three month period ended March 31, 2010 compared to the three month period ended March 31, 2009. General and administrative expense increased primarily from professional fees, software charges, and an increase in non-cash stock based compensation expense.
Residence Lease Expense
Residence lease expense for the three month period ended March 31, 2010 increased $0.1 million, or 3.1% from the three month period ended March 31, 2009. Effective December 31, 2009, one property which was previously treated as a capital lease converted to an operating lease which resulted in an additional $0.1 million of lease expense in the first quarter of 2010 when compared to the first quarter of 2009.

ASSISTED LIVING CONCEPTS, INC.
Depreciation and Amortization
Depreciation and amortization increased $0.7 million to $5.7 million in the three month period ended March 31, 2010 compared to the three month period ended March 31, 2009. The $0.7 million increase in depreciation expense resulted from the impact of accelerating depreciation on nine residences whose lease was not renewed ($0.2 million), the additions at twelve residences that opened subsequent to the first quarter of 2009, and from general capital expenditures across our portfolio. Amortization expense for the first quarter of 2010 was unchanged when compared to the first quarter of 2009.
Impairment of Goodwill
The goodwill impairment charge for the first quarter of 2009 of $16.3 million resulted from a decline in our market capitalization. In accordance with accounting guidance, we performed an impairment test on goodwill and intangibles as of the end of the first quarter of 2009. As a result, we recorded a non-cash goodwill impairment charge of $16.3 million ($14.7 million net of related tax benefits) for 2009. The impairment charge was required as a result of the decline in the market value of our common stock primarily due to the depressed macroeconomic environment, constraints in the capital markets, and volatility in the equity markets.
Income (Loss) from Operations
Income from operations for the three month period ended March 31, 2010 was $7.6 million compared to a loss from operations of $9.8 million for the three month period ended March 31, 2009 due to the reasons described above.
Interest Income
Interest income was relatively unchanged in the three month period ended March 31, 2010 compared to the three month period ended March 31, 2009.
Interest Expense
Interest expense increased $0.2 million to $1.9 million in the three month period ended March 31, 2010 compared to the three month period ended March 31, 2009. The increase in interest expense was due to $0.2 million of additional interest expense on new mortgages and $0.1 million due to lower capitalized interest expense, partially offset by lower interest rates and lower balances on our $120 million revolving credit facility.
Income (Loss) from Continuing Operations before Income Taxes
Income from continuing operations before income taxes for the three month period ended March 31, 2010 was $5.7 million compared to a loss from continuing operations before income taxes of $11.5 million for the three month period ended March 31, 2009 due to the reasons described above.
Income Tax Expense
Income tax expense for the three month period ended March 31, 2010 was $2.1 million compared to $0.1 million for the three month period ended March 31, 2009. Our effective tax rate was 37.0% and 1.25% for the three month periods ended March 31, 2010 and 2009, respectively. The 2009 period tax rate reflects the impact of the write-off of goodwill, of which approximately $11.9 million was not tax deductible. Excluding the goodwill impairment charge our effective rate in the first quarter of 2009 would have been 36.5%.
Net Income (Loss) from Continuing Operations
Net income from continuing operations for the three month period ended March 31, 2010 was $3.6 million compared to a net loss from continuing operations of $11.6 million for the three month period ended March 31, 2009 due to the reasons described above.

ASSISTED LIVING CONCEPTS, INC.
Loss from Discontinued Operations, Net of Tax
There was no loss from discontinued operations, net of tax, for the three month period ended March 31, 2010, compared to a loss from discontinued operations, net of tax, of $0.1 million for the three month period ended March 31, 2009.
Net Income (Loss)
Net income for the three month period ended March 31, 2010 was $3.6 million compared to a net loss of $11.8 million for the three month period ended March 31, 2009 due to the reasons described above.
Liquidity and Capital Resources
Sources and Uses of Cash
We had cash and cash equivalents of $10.1 million and $4.4 million at March 31, 2010 and December 31, 2009, respectively. The table below sets forth a summary of the significant sources and uses of cash for the three month periods ended March 31:

	2010	2009
	(In thousands)
Cash provided by operating activities	$10,109	$6,750
Cash used in investing activities	(3,859)	(12,436)
Cash used in financing activities	(479)	(3,593)

Increase (decrease) in cash and cash equivalents	$5,771	$(9,279)

Cash provided by operating activities was $10.1 million in the three month period ended March 31, 2010 compared to $6.8 million in the three month period ended March 31, 2009.
Our working capital increased $8.1 million in the three month period ended March 31, 2010 compared to December 31, 2009. Working capital increased primarily because we increased cash by $5.8 million, decreased our accrued liabilities by $2.9 million, decreased accounts payable by $1.4 million, increased our supplies, prepaids and other receivables by $1.3 million, and increased our investments by $0.4 million, partially offset by an increase in deferred revenue of $1.5 million, a decrease in our income tax receivable of $1.0 million, a decrease in deferred taxes of $0.7 million, and a decrease in deposits in escrow of $0.5 million.
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
Property and equipment decreased $2.1 million in the three months ended March 31, 2010 compared to December 31, 2009. Property and equipment decreased $5.3 million from depreciation expense, $0.4 million from a decrease in accrued construction costs and $0.2 million from the disposal of fixed assets, partially offset by $3.8 million from capital expenditures (including new construction).
Total debt, including both current and long-term, was $121.3 million as of March 31, 2010, a decrease of $0.5 million from $121.7 million at December 31, 2009. The decrease in debt was due to repayments on mortgage debt of $0.5 million.

ASSISTED LIVING CONCEPTS, INC.
Cash used in investing activities was $3.9 million for the three months ended March 31, 2009 compared to $12.4 million in the three months ended March 31, 2009. Investment activities in the three months ended March 31, 2010 included $2.4 million for purchases of property and equipment, $1.4 million for the expansion program and $0.1 million for the purchase of securities for our executive retirement plan. Investment activities in the three months ended March 31, 2009, included payments for new construction projects of $8.4 million and other capital expenditures of $4.1 million.
Cash used in financing activities was $0.5 million for the three months ended March 31, 2010 compared to $3.6 million in the three months ended March 31, 2009. Financing activities in the three months ended March 31, 2010 included $0.5 million for the repayment of mortgage debt.
In the 2009 period, financing activities consisted primarily of the repurchase of 129,404 shares of Class A Common Stock at a total cost of $2.0 million, borrowings under our $120 million credit facility of $6.0 million, and $7.6 million of repayments of other mortgage debt.
$120 Million Credit Facility
On November 10, 2006, we entered into a five year, $100 million credit facility with General Electric Capital Corporation and other lenders. The facility, which matures in November 2011, is guaranteed by certain ALC subsidiaries that own 64 residences and secured by a lien against substantially all of the assets of ALC and such subsidiaries. Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate or LIBOR plus an amount that varies according to a pricing grid based on a consolidated leverage test. Since the inception of this facility, this amount has been 150 basis points. Average interest rates under the facility were 1.73% and 2.05% during the three month periods ended March 31, 2010 and 2009, respectively.
On August 22, 2008, ALC entered into an agreement to amend the $100 million revolving credit agreement to allow ALC to borrow up to an additional $20 million, bringing the size of the facility to $120 million. Under certain conditions and subject to possible market rate adjustments on the entire facility, ALC may request that the facility be increased up to an additional $30 million.
In general, borrowings under the facility are limited to five times ALC’s consolidated net income during the prior four fiscal quarters plus, in each case to the extent included in the calculation of consolidated net income, customary add-backs in respect of provisions for taxes, consolidated interest expense, amortization and depreciation, losses from extraordinary items, and other non-cash expenditures (including non-recurring expenses incurred by ALC in connection with the separation of ALC and its former parent, Extendicare) minus, in each case to the extent included in the calculation of consolidated net income, customary deductions in respect of credits for taxes, interest income, gains from extraordinary items, and other non-recurring gains. ALC is subject to certain restrictions and financial covenants under the facility including maintenance of minimum consolidated leverage and minimum consolidated fixed charge coverage ratios. Payments for capital expenditures, acquisitions, dividends and stock repurchases may be restricted if ALC fails to maintain consolidated leverage ratio levels specified in the facility. In addition, upon the occurrence of certain transactions, including but not limited to sales of property mortgaged to General Electric Capital Corporation and the other lenders, equity and debt issuances and certain asset sales, ALC may be required to make mandatory prepayments. ALC is also subject to other customary covenants and conditions. Outstanding borrowings under the facility were $50 million at both March 31, 2010 and December 31, 2009. As of March 31, 2010 and December 31, 2009, ALC was in compliance with all applicable financial covenants and available borrowings under the facility were $70 million.
We entered into derivative financial instruments in November 2008 and March 2009, specifically interest rate swaps, for non-trading purposes. We may use interest rate swaps from time to time to manage interest rate risk associated with floating rate debt. The November 2008 and March 2009 interest rate swap agreements expire in November 2011, the same time our $120 million revolving credit facility matures, and have a total notional amount of $50.0 million. We elected to apply hedge accounting for both interest rate swaps because they are an economic hedge of our floating rate debt and we do not enter into derivatives for speculative purposes. Both interest rate swaps are cash flow hedges. The derivative contracts had a negative net fair value of $1.4 million and $1.2 million as of March 31, 2010 and December 31, 2009, respectively, based on current market conditions affecting interest rates, and are recorded in other long-term liabilities.

ASSISTED LIVING CONCEPTS, INC.
Debt Instruments
There were no material changes in our debt obligations from December 31, 2009 to March 31, 2010, and, as of the date of this report, ALC was in compliance with all financial covenants in its debt agreements.
Principal Repayment Schedule
There were no material changes in our monthly debt service payments from December 31, 2009 to March 31, 2010.
Letters of Credit
As of March 31, 2010, ALC had $6.4 million in outstanding letters of credit, the majority of which are collateralized by property. Approximately $4.8 million of the letters of credit provide security for workers’ compensation insurance and the remaining $1.6 million of letters of credit are security for landlords of leased properties. The letters of credit have maturity dates ranging from October 2010 to October 2011.
Restricted Cash
As of March 31, 2010, restricted cash consisted of $1.3 million of cash deposits as security for Oregon Trust Deed Notes and $1.7 million of cash deposits as security for HUD insured mortgage loans.
Off Balance Sheet Arrangements
ALC has no off balance sheet arrangements.
Cash Management
As of March 31, 2010, we held unrestricted cash and cash equivalents of $10.1 million. We forecast cash flows on a regular monthly basis to determine the investment periods, if any, of certificates of deposit and we monitor daily incoming and outgoing expenditures to ensure available cash is invested on a daily basis when warranted. As of March 31, 2010, approximately $1.7 million of our cash balances were held by Pearson to provide for potential insurance claims.
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
However, the failure to meet certain operating and occupancy covenants in the CaraVita operating lease could give the lessor the right to accelerate the lease obligations and terminate our right to operate all or some of those properties. We were in compliance with all such covenants as of March 31, 2010, but continued poor economic conditions could constrain our ability to remain in compliance in the future. Failure to comply with those obligations could result in our being required to make an accelerated payment of the present value of the remaining obligations under the lease through its expiration in March 2015 (approximately $23.8 million as of March 31, 2010), as well as the loss of future revenue and cash flow from the operations of those properties. The acceleration of the remaining obligation and loss of future cash flows from operating those properties could have a material adverse impact on our operations.

ASSISTED LIVING CONCEPTS, INC.
Expansion Program
In February 2007, we announced plans to add a total of 400 units to our existing owned buildings. By the end of the first quarter of 2010, we had completed, licensed, and begun accepting new residents in 322 of these units. Construction continues on the remaining expansion units. As of the date of this report, we are targeting completion of an additional 47 units in 2010 and the remaining units in 2011. We have spent $36.9 million through on this expansion program through March 31, 2010 and our current cost estimate for the program is $115,000 per unit.
Share Repurchase
In the first quarter of 2010, we repurchased 600 shares of our Class A Common Stock at a cost of $19,897 and an average price of $33.16 per share (excluding fees). At March 31, 2010, approximately $13.2 million remained available under the current repurchase program.
Accrual for Self-Insured Liabilities
At March 31, 2010, we had an accrued liability for settlement of self-insured liabilities of $2.0 million in respect of general and professional liability claims. Claim payments were $0.1 million for each of the three month periods ended March 31, 2010 and 2009. The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported. We estimate that $0.5 million of the total $2.0 million liability will be paid in the next twelve months. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. Provisions for general and professional liability insurance are determined using annual independent actuarial valuations. We believe we have provided sufficient provisions for general and professional liability claims as of March 31, 2010.
At March 31, 2010, we had an accrual for workers’ compensation claims of $2.8 million. Claim payments for the three months ended March 31, 2010 and 2009 were $0.8 million and $0.7 million, respectively. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. Provisions for workers compensation insurance are determined using annual independent actuarial valuations. We believe we have provided sufficient provisions for workers’ compensation claims as of March 31, 2010.
At March 31, 2010, we had an accrual for medical insurance claims of $0.8 million. The accrual is an estimate based on the historical claims per participant incurred over the historical lag time between date of service and payment by our third party administrator. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. We believe we have provided sufficient provisions for medical insurance claims as of March 31, 2010.
Unfunded Deferred Compensation Plan
At March 31, 2010 we had an accrual of $3.1 million for our unfunded deferred compensation plan. We implemented an unfunded deferred compensation plan in 2005 which is offered to company employees who are defined as highly compensated by the Internal Revenue Code. Participants may defer up to 10% of their base salary.
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

ASSISTED LIVING CONCEPTS, INC.
Contractual Obligations
There were no material changes in our contractual obligations outside of the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
Critical Accounting Policies
Our condensed consolidated financial statements have been prepared in conformity with GAAP. For a full discussion of our accounting policies as required by GAAP, refer to our Annual Report on Form 10-K for the year ended December 31, 2009. We consider certain accounting policies to be critical to an understanding of our condensed consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

ASSISTED LIVING CONCEPTS, INC.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Qualitative Disclosures
At March 31, 2010, our long-term debt, including the current portion, consisted of fixed rate debt of $71.1 million, exclusive of a $0.2 million purchase accounting market value adjustment, and variable rate debt of $50 million. At December 31, 2009, our long-term debt, including the current portion, consisted of fixed rate debt of $71.5 million, exclusive of a $0.2 million purchase accounting market value adjustment, and variable rate debt of $50 million.
Our earnings are affected by changes in interest rates on unhedged borrowings under our $120 million credit facility. At March 31, 2010, we had $50 million of variable rate borrowings based on LIBOR plus a premium, all of which was hedged. As of March 31, 2010, our variable rate was 150 basis points in excess of LIBOR. For every 1% change in LIBOR, our interest expense will change by approximately $500,000 annually. This analysis does not consider changes in the actual level of borrowings or repayments that may occur subsequent to March 31, 2010. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.
In order to reduce risk related to our variable rate debt, from time to time we may enter into interest rate swap contracts or other interest rate protection agreements. As of March 31, 2010, we had the following interest rate swap contracts:

				Fair Value
Contract Date	Notional Amount	Fixed Rate	Maturity	at March 31, 2010
November 13, 2008	$30 million	2.83%	November 2011	$(1,016,000)
March 10, 2009	$20 million	1.98%	November 2011	$(351,000)
A 1% increase in interest rates would increase the fair value of these swap contracts by approximately $0.9 million and a 1% decrease in interest rates would decrease the fair value of these swap contracts by approximately $0.9 million.
We enter into contracts for the purchase of electricity and natural gas for use in certain of our operations in order to reduce the variability of energy costs. The deregulation of energy markets in selected areas of the country, the availability of products offered through energy brokers and providers, and our relatively stable demand for energy make it possible for us to enter longer term contracts to obtain more stable pricing. It is ALC’s intent to enter into contracts solely for its own use. Further, it is fully anticipated that ALC will make use of all of the energy contracted. Expiration dates on our current energy contracts range from June 2010 to April 2012. FASB guidance requires ALC to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. Normal purchases are contracts that provide for the purchase of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases and sales are documented and exempted from derivative accounting and reporting requirements. ALC has evaluated these energy contracts and determined they meet the normal purchases and sales exception and therefore are exempted from derivative accounting and reporting requirements.
The downturn in the United States housing market in 2007 through 2009 triggered a constriction in the availability of credit that is expected to continue through 2010. This could impact our ability to borrow money or refinance existing obligations at acceptable rates of interest. Lending standards for securitized financing have become tighter, making it more difficult to borrow. However, we have experienced no significant barriers to obtaining credit and do not expect to in the near future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “-Future Liquidity and Capital Resources.”
We do not speculate using derivative instruments and do not engage in derivative trading of any kind.

ASSISTED LIVING CONCEPTS, INC.
Quantitative Disclosures
There were no material changes in the principal or notional amounts and related weighted average interest rates by year of maturity for our debt obligations since December 31, 2009.
Item 4. CONTROLS AND PROCEDURES.
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
Part II. OTHER INFORMATION
Item 1A. RISK FACTORS.
There are no material changes to the disclosure regarding risk factors in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In compliance with Item 703 of Regulation S-K, the Company provides the following summary of its purchases of Class A Common Stock during its first quarter of 2010.

					(d)
			(b)		Maximum Number (or
			Average	(c)	Approximate Dollar
	(a)		Price Paid	Total Number of Shares	Value) of Shares that
	Total Number		Per Share	Purchased as Part of	May Yet Be Purchased
	of Shares		(excluding	Publicly Announced	Under the Plans or
Period	Purchased		fees)	Plans or Programs	Programs (1)
January 1, 2010 to January 31, 2010	—		—	—	$13,211,104

February 1, 2010 to February 28, 2010	—		—	—	$13,211,104

March 1, 2010 to March 31, 2010	600	(1)	$33.16	600	$13,191,207

Total	600	(1)	$33.16	600	$13,191,207

(1)	Consists of purchases made through the share purchase program approved by the Board of Directors on August 9, 2009 under which ALC may purchase up to $15 million of its outstanding shares of Class A Common Stock through August 9, 2010 (exclusive of fees).

ASSISTED LIVING CONCEPTS, INC.
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
Factors and uncertainties facing our industry and us include:
•	unfavorable economic conditions, such as recessions, high unemployment levels, and declining housing and financial markets, could adversely affect the assisted living industry in general and cause us to loose revenue;

•	our strategy to reduce our reliance on Medicaid customers could cause overall occupancy and revenues to decline;

•	events which adversely affect the ability of seniors to afford our monthly resident fees including sustained economic downturns, difficult housing markets and losses on investments designated for retirement could cause our occupancy rates, revenues and results of operations to decline;

•	national, regional and local competition could cause us to lose market share and revenue;

•	our ability to cultivate new or maintain existing relationships with physicians and others in the communities in which we operate who provide referrals for new residents could affect occupancy rates;

•	changes in the numbers of our residents who are private pay residents may significantly affect our profitability;

•	reductions in Medicaid rates may decrease our revenues;

•	termination of our resident agreements and vacancies in the living spaces we lease could adversely affect our revenues, earnings and occupancy levels;

•	increases in labor costs, as a result of a shortage of qualified personnel, regulatory requirements or otherwise, could substantially increase our operating costs;

•	we may not be able to increase residents fees to cover energy, food and other costs which could reduce operating margins;

•	markets where overbuilding exists and future overbuilding in other markets where we operate our residences may adversely affect our operations;

•	personal injury claims, if successfully made against us, could materially and adversely affect our financial condition and results of operations;

•	failure to comply with laws and government regulation could lead to fines, penalties or operating restrictions;

•	compliance with new laws or regulations may require us to change our operations and make unanticipated expenditures which could increase our costs and adversely affect our earnings and financial condition;

•	audits and investigations under our contracts with federal and state government agencies could have adverse findings that may negatively impact our business;

ASSISTED LIVING CONCEPTS, INC.
•	failure to comply with environmental laws, including laws regarding the management of infectious medical waste, could materially and adversely affect our financial condition and results of operations;

•	failure to comply with laws governing the transmission and privacy of health information could materially and adversely affect our financial condition and results of operations;

•	efforts to regulate the construction or expansion of healthcare providers could impair our ability to expand through construction of new residences or additions to existing residences;

•	we may make acquisitions that could subject us to a number of operating risks; and

•	costs associated with capital improvements could adversely affect our profitability.
Factors and uncertainties related to our indebtedness and lease arrangements include:
•	loan and lease covenants could restrict our operations and any default could result in the acceleration of indebtedness or cross-defaults, any of which would negatively impact our liquidity and our ability to grow our business and revenues;

•	if we do not comply with the requirements in leases or debt agreements pertaining to revenue bonds, we would be subject to lost revenues and financial penalties;

•	restrictions in our indebtedness and long-term leases could adversely affect our liquidity, our ability to operate our business, and our ability to execute our growth strategy; and

•	increases in interest rates could significantly increase the costs of our unhedged debt and lease obligations, which could adversely affect our liquidity and earnings.
Additional risk factors are discussed under the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission and available through the Investor Relations section of our website, www.alcco.com.
Item 6. EXHIBITS.
See the Exhibit Index included as the last part of this report (following the signature page), which is incorporated herein by reference.

ASSISTED LIVING CONCEPTS, INC.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSISTED LIVING CONCEPTS, INC.

By:	/s/ John Buono John Buono
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Date: May 6, 2010

S-1

ASSISTED LIVING CONCEPTS, INC.
EXHIBIT INDEX TO MARCH 31, 2010 QUARTERLY REPORT ON FORM 10-Q

Exhibit
Number	Description

10.1
Form of 2010 Cash Incentive Compensation Award Agreement (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K, dated March 3, 2010, File No. 001-13498)

10.2
Form of 2010 Tandem Stock Option/Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.3 to current report of Assisted Living Concepts, Inc. on Form 8-K, dated March 3, 2010, File No. 001-13498)

10.3
Form of Directors Tandem Stock Option/Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated May 5, 2008, File No. 001-13498)

10.4	Summary of Director Compensation

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EI-1