Form 10-Q
period 2010-09-30
ASSISTED LIVING CONCEPTS INC
filed 2010-11-04
CIK 929994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Registrant’s telephone number, including area code: (262) 257-8888
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2010, the Company had 12,401,169 shares of its Class A Common Stock, $0.01 par value per share, outstanding and 1,521,801 shares of its Class B Common Stock, $0.01 par value per share, outstanding.

ASSISTED LIVING CONCEPTS, INC.

ASSISTED LIVING CONCEPTS, INC.
Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$37,134	$4,360
Investments	3,930	3,427
Accounts receivable, less allowances of $1,008 and $738, respectively	3,209	2,668
Prepaid expenses, supplies and other receivables	3,785	3,537
Deposits in escrow	2,264	1,993
Income taxes receivable	59	723
Deferred income taxes	4,646	4,636
Current assets of discontinued operations	168	36

Total current assets	55,195	21,380
Property and equipment, net	410,370	415,454
Intangible assets, net	10,598	11,812
Restricted cash	3,018	4,389
Other assets	1,912	1,935
Non-current assets of discontinued operations	—	399

Total Assets	$481,093	$455,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,422	$8,005
Accrued liabilities	19,898	19,228
Deferred revenue	6,656	6,368
Current maturities of long-term debt	2,342	1,823
Current portion of self-insured liabilities	500	500
Current liabilities of discontinued operations	—	34

Total current liabilities	35,818	35,958
Accrual for self-insured liabilities	1,481	1,416
Long-term debt	130,290	119,914
Deferred income taxes	17,656	13,257
Other long-term liabilities	11,740	11,853
Commitments and contingencies

Total Liabilities	196,985	182,398

Preferred Stock, par value $0.01 per share, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 80,000,000 shares authorized at September 30, 2010 and December 31, 2009; 12,406,770 and 12,397,525 shares issued and 9,990,534 and 10,048,674 shares outstanding, respectively	124	124
Class B Common Stock, $0.01 par value, 15,000,000 shares authorized at September 30, 2010 and December 31, 2009; 1,521,801 and 1,528,650 shares issued and outstanding, respectively	15	15
Additional paid-in capital	315,247	314,602
Accumulated other comprehensive loss	(555)	(2,012)
Retained earnings	44,562	33,486
Treasury stock at cost, 2,416,236 and 2,348,851 shares, respectively	(75,285)	(73,244)

Total Stockholders’ Equity	284,108	272,971

Total Liabilities and Stockholders’ Equity	$481,093	$455,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$58,529	$57,236	$174,693	$170,986
Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	34,902	35,059	105,419	107,493
General and administrative	3,664	3,146	11,694	9,921
Residence lease expense	5,161	5,053	15,355	14,976
Depreciation and amortization	5,745	5,440	17,113	15,589
Impairment of long-lived asset	—	148	—	148
Goodwill impairment	—	—	—	16,315

Total operating expenses	49,472	48,846	149,581	164,442

Income from operations	9,057	8,390	25,112	6,544
Other income (expense):
Other-than-temporary investments impairment	—	—	(2,026)	—
Interest income	2	7	10	26
Interest expense	(1,893)	(1,914)	(5,680)	(5,451)

Income from continuing operations before income taxes	7,166	6,483	17,416	1,119
Income tax expense	(2,599)	(2,295)	(6,340)	(4,621)

Net income (loss) from continuing operations	4,567	4,188	11,076	(3,502)
Loss from discontinued operations, net of tax	—	(802)	—	(980)

Net income (loss)	$4,567	$3,386	$11,076	$(4,482)

Weighted average common shares:
Basic	11,517	11,655	11,554	11,806
Diluted	11,679	11,786	11,720	11,806
Per share data:
Basic earnings per common share
Earnings (loss) from continuing operations	$0.40	$0.36	$0.96	$(0.30)
Loss from discontinued operations	—	(0.07)	—	(0.08)

Net income (loss)	$0.40	$0.29	$0.96	$(0.38)

Diluted earnings per common share
Earnings (loss) from continuing operations	$0.39	$0.36	$0.95	$(0.30)
Loss from discontinued operations	—	(0.07)	—	(0.08)

Net income (loss)	$0.39	$0.29	$0.95	$(0.38)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$11,076	$(4,482)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,113	15,889
Other-than-temporary investments impairment	2,026	—
Goodwill impairment	—	16,315
Loss due to property and equipment impairment	—	1,379
Amortization of purchase accounting adjustments for leases	(295)	(296)
Provision for bad debts	270	(66)
Provision for self-insured liabilities	455	717
Loss on disposal of fixed assets	279	54
Equity-based compensation expense	614	320
Deferred income taxes	3,464	(28)
Changes in assets and liabilities:
Accounts receivable	(811)	367
Prepaid expenses, supplies and other receivables	(248)	(569)
Deposits in escrow	(271)	141
Current assets — discontinued operations	(132)	(106)
Accounts payable	(446)	(738)
Accrued liabilities	670	1,220
Deferred revenue	288	819
Current liabilities — discontinued operations	(34)	87
Payments of self-insured liabilities	(389)	(547)
Income taxes payable / receivable	664	3,312
Changes in other non-current assets	1,394	461
Other non-current assets — discontinued operations	399	534
Other long-term liabilities	225	1,049
Long-term liabilities — discontinued operations	—	(14)

Cash provided by operating activities	36,311	35,818

INVESTING ACTIVITIES:
Payment for executive retirement plan securities	(163)	(156)
Payments for new construction projects	(4,622)	(12,888)
Payments for purchases of property and equipment	(7,609)	(12,346)

Cash used in investing activities	(12,394)	(25,390)

FINANCING ACTIVITIES:
Purchase of treasury stock	(2,041)	(5,763)
Issuance of shares for employee stock options	31	—
Repayment of revolving credit facility	—	(24,000)
Proceeds from issuance of new mortgage debt	12,250	14,000
Repayment of mortgage debt	(1,383)	(8,675)

Cash provided by (used in) financing activities	8,857	(24,438)

Increase (decrease) in cash and cash equivalents	32,774	(14,010)
Cash and cash equivalents, beginning of year	4,360	19,905

Cash and cash equivalents, end of period	$37,134	$5,895

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$5,350	$5,771
Income tax payments, net of refunds	2,178	715
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
As of September 30, 2010, Assisted Living Concepts, Inc. and its subsidiaries (“ALC” or the “Company”) operated 211 senior living residences in 20 states in the United States totaling 9,305 units. ALC’s residences typically range from approximately 40 to 60 units and offer residents a supportive, home-like setting and assistance with the activities of daily living.
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
The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three and nine month periods ended September 30, 2010 and 2009 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature except for the impairment charges related to goodwill recorded in the first quarter of 2009, the losses from discontinued operations which were recorded throughout 2009, and the investment impairment and asset impairment recorded in the second quarter of 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for interim periods are not necessarily indicative of results that may be expected for the entire year ending December 31, 2010.
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

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2010 and December 31, 2009, the Company had approximately 94% and 87%, respectively, of its accounts receivable derived from private payer sources, with the balance owing under various state Medicaid programs. Although management believes there are no credit risks associated with government agencies other than possible funding delays, claims filed under the Medicaid program can be denied if not properly filed prior to a statute of limitations.
The Company periodically evaluates the adequacy of its allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds, which vary by payer type. Allowances for uncollectibility are considered based upon the evaluation of the circumstances for each of these specific accounts. In addition, the Company has developed internally-determined percentages for establishing an allowance for doubtful accounts, which are based upon historical collection trends for each payer type and age of the receivables. Accounts receivable that the Company specifically estimates to be uncollectible, based upon the above process, are fully reserved in the allowance for doubtful accounts until they are written off or collected. The Company wrote off accounts receivable of $0.8 million and $0.9 million in the nine month periods ended September 30, 2010 and 2009, respectively. Bad debt expense was $1.1 million and $0.8 million for the nine month periods ended September 30, 2010 and 2009, respectively.
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
ALC regularly reviews its investments to determine whether a decline in fair value below the cost basis is other-than-temporary. To determine whether a decline in value is other-than-temporary, ALC evaluates several factors, including the current economic environment, market conditions, operational and financial performance of the investee, and other specific factors relating to the business underlying the investment, including business outlook of the investee, future trends in the investee’s industry, and ALC’s intent to carry the investment for a sufficient period of time for any recovery in fair value. If declines in value are deemed other-than-temporary, ALC records reductions in carrying values to estimated fair values, which are determined based on quoted market prices, if available, or on one or more valuation methods such as pricing models using historical and projected financial information, liquidation values, and values of other comparable public companies. ALC recorded an other-than-temporary impairment of investments in the three month period ended June 30, 2010 of $2.0 million. There was no such impairment recorded in the comparable period of 2009, or in the three month periods ended September 30, 2010 and 2009.
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
(e) Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity which under GAAP are excluded from results of operations. For the three and nine month periods ended September 30, 2010 and 2009, this consists of unrealized gains and losses on available for sale investment securities, net of tax, and unrealized losses on interest rate swap derivatives, net of tax.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Net income (loss)	$4,567	$3,386	$11,076	$(4,482)
Unrealized gains (losses) on investments, net of tax expense (benefit) of $104, $1, $120 and $(8), respectively	171	122	200	(10)
Unrealized gains (losses) on derivatives, net of tax expense (benefit) of $30, $122, $6 and $(91), respectively	49	(199)	10	(147)
Other-than-temporary impairment loss on investments, net of tax benefit of $764	—	—	1,248	—

Total comprehensive income (loss)	$4,787	$3,309	$12,534	$(4,639)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Unrealized gains (losses) on investments	$176	$(1,271)
Net unrealized loss on derivatives	(731)	(741)

Accumulated other comprehensive loss	$(555)	$(2,012)

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
As of September 30, 2010 and December 31, 2009, ALC had total gross unrecognized tax benefits of approximately $0.7 million. Of the total gross unrecognized tax benefits, $0.4 million, if recognized, would reduce ALC’s effective tax rate in the period of recognition. At September 30, 2010 and December 31, 2009, ALC had accrued interest and penalties related to unrecognized tax benefits of $0.2 million.
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

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. PROPERTY AND EQUIPMENT
Property and equipment and related accumulated depreciation and amortization consisted of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)
Land and land improvements	$27,629	$27,207
Buildings and improvements	448,395	442,176
Furniture and equipment	29,266	27,900
Leasehold improvements	9,623	8,216
Construction in progress	3,278	2,024

	518,191	507,523
Less accumulated depreciation and amortization	(107,821)	(92,069)

	$410,370	$415,454

4. INVESTMENTS
Investments consist of $0.8 million of money market funds and $0.4 million of equity securities, both held to fund ALC’s executive retirement plan (“ERP”) obligations, and $2.7 million held in three individual equity securities which were contributed to ALC’s capital upon the Separation, all of which are classified as available-for-sale and stated at fair value based on market quotes.
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
The other three equity investments are being accounted for under ASC Topic 320 and are recorded at fair value. Unrealized gains and losses which are determined to be temporary in nature are recorded net of deferred taxes as a component of other comprehensive income. In the event unrealized losses are determined to be other-than-temporary, the unrealized loss is reclassified from comprehensive income and reported in the statement of operations. The current fair market value of the impaired investment then becomes the new cost basis of the investment. In the second quarter, the Company performed its quarterly review of investment securities and determined the severity and duration of the impairment on its equity investments and the likelihood of recovery of these investments was such that the investments were other-than-temporarily impaired. An other-than-temporary loss on investments of $2.0 million was recorded in the second quarter of 2010.

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Investments consisted of the following:

	September 30, 2010			December 31, 2009
		Fair	Unrealized		Fair	Unrealized
		Market	Gain/		Market	Gain/
	Cost	Value	(Loss)	Cost	Value	(Loss)
	(In thousands)
ERP Investments	$1,190	$1,217	$27	$1,079	$1,079	$—
Equity Investments with unrealized gains	2,441	2,713	272	—	2	2
Equity Investments with unrealized losses	—	—	—	4,400	2,346	(2,054)

Total Investments	$3,631	$3,930	$299	$5,479	$3,427	$(2,052)

5. DEBT
Long-term debt consisted of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)
$120 million credit facility bearing interest at floating rates, due November 2011 (1)	$50,000	$50,000
Mortgage note, bearing interest at 6.24%, due 2014	32,870	33,526
Mortgage note, bearing interest at 6.50%, due 2015	25,810	13,829
Mortgage note, bearing interest at 7.07%, due 2018	8,740	8,844
Oregon Trust Deed Notes, weighted average interest rate of 7.38%, maturing from 2021 through 2026	8,209	8,438
HUD Insured Mortgages, interest rates ranging from 5.66% to 5.85%, due 2032	4,056	4,123
HUD Insured Mortgage, bearing interest at 7.55%, due 2036	2,947	2,977

Total debt	132,632	121,737
Less current maturities	(2,342)	(1,823)

Total long-term debt	$130,290	$119,914

(1)	Borrowings under this facility bear interest at a floating rate at ALC’s option equal to LIBOR plus a margin of 150 basis points or prime. At September 30, 2010, prime was 3.25% and LIBOR was 0.26%.
$120 Million Credit Facility
On November 10, 2006, ALC entered into a five year, $100 million credit facility with General Electric Capital Corporation and other lenders. The facility is guaranteed by certain ALC subsidiaries that own 64 residences and secured by a lien against substantially all of the assets of ALC and such subsidiaries. Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate or LIBOR plus an amount that varies according to a pricing grid based on a consolidated leverage test. Since the inception of this facility, this amount has been 150 basis points. For the three and nine month periods ended September 30, 2010 and 2009, the average interest rates under the facility were 1.85% and 1.85% and 1.80% and 2.01%, respectively.
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

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In general, borrowings under the facility are limited to five times ALC’s consolidated net income during the prior four fiscal quarters plus, in each case to the extent included in the calculation of consolidated net income, customary add-backs in respect of provisions for taxes, consolidated interest expense, amortization and depreciation, losses from extraordinary items, and other non-cash expenditures (including non-recurring expenses incurred by ALC in connection with the separation of ALC and its former parent, Extendicare) minus, in each case to the extent included in the calculation of consolidated net income, customary deductions related to credits for taxes, interest income, gains from extraordinary items, and other non-recurring gains. ALC is subject to certain restrictions and financial covenants under the facility including maintenance of minimum consolidated leverage and minimum consolidated fixed charge coverage ratios. Payments for capital expenditures, acquisitions, dividends and stock repurchases may be restricted if ALC fails to maintain consolidated leverage ratio levels specified in the facility. In addition, upon the occurrence of certain transactions, including but not limited to sales of property mortgaged to General Electric Capital Corporation and the other lenders, equity and debt issuances and certain asset sales, ALC may be required to make mandatory prepayments. ALC is also subject to other customary covenants and conditions. Outstanding borrowings under the facility were $50 million at both September 30, 2010 and December 31, 2009. As of September 30, 2010 and December 31, 2009, ALC was in compliance with all applicable financial covenants and available borrowings under the facility were $70 million.
ALC entered into derivative financial instruments in November 2008 and March 2009, specifically interest rate swaps, for non-trading purposes. ALC may use interest rate swaps from time to time to manage interest rate risk associated with floating rate debt. The November 2008 and March 2009 interest rate swap agreements expire in November 2011, the same time as the $120 million revolving credit facility matures, and have a total notional amount of $50 million. ALC elected to apply hedge accounting for both interest rate swaps because they are an economic hedge of our floating rate debt. ALC does not enter into derivatives for speculative purposes. Both interest rate swaps are cash flow hedges. The derivative contracts had a negative net fair value of $1.2 million as of September 30, 2010 and December 31, 2009, based on current market conditions affecting interest rates, and are recorded in other long-term liabilities.
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
6.50% Mortgage Note due 2015
On June 12, 2009, ALC entered into a loan agreement by and between ALC Three, LLC, a wholly-owned subsidiary of ALC (“Borrower”), ALC as guarantor, and TCF National Bank pursuant to which TCF National Bank lent $14 million to Borrower. On September 29, 2010, ALC and Borrower entered into an amended and restated loan agreement with TCF National Bank, effective September 30, 2010, which increased the original principal amount of the loan to $26.3 million and extended the term of the loan to September 30, 2015.
The amended and restated loan bears interest at a fixed rate of 6.5% per annum and is secured by a mortgage and assignment of leases with respect to two senior living residences in Iowa, three in Indiana and one in Wisconsin consisting of a combined total of 314 units. The original $14.0 million portion of the loan is amortized over a twenty year period from June 12, 2009 and the additional $12.25 million portion of the loan is amortized over a fifteen year period from September 30, 2010. Prepayment of the loan in excess of 10% of the principal balance in any anniversary year will require a prepayment fee of 3% in the first or second year, 2% in the third or fourth year, and 1% thereafter. Performance and payment of obligations under the Loan Agreement and related note are guaranteed by ALC pursuant to the terms of a guaranty agreement. ALC incurred $0.4 million of closing costs which are being amortized over the five year life of the loan.
In addition to customary representations, covenants and default provisions, the loan requires that the senior living residences securing the loan maintain minimum annual levels of EBITDA (earnings before interest, taxes, depreciation and amortization) and rental income. In addition, the loan requires that ALC maintain minimum consolidated leverage and consolidated fixed charge coverage ratios. As of September 30, 2010 and December 31, 2009, ALC was in compliance with all applicable financial covenants.

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
Oregon Trust Deed Notes
The Oregon trust deed notes (“Oregon Trust Deed Notes”) are secured by buildings, land, furniture and fixtures of nine Oregon assisted living residences with a combined carrying value of $9.6 million. The notes are payable in monthly installments including interest at effective rates ranging from 0% to 9.00%. The effective rate on the remaining term of the Oregon Trust Deed Notes is 7.2%.
Under debt agreements relating to the Oregon Trust Deed Notes, ALC is required to comply with the terms of certain regulatory agreements until their scheduled maturity dates which range from June 2021 to March 2026.
HUD Insured Mortgages
The HUD insured mortgages (the “HUD Loans”) include three separate loan agreements entered into in 2001 between subsidiaries of ALC and the lenders. The mortgages are each secured by a separate assisted living residence located in Texas with a combined carrying value of $9.3 million. Two of the three HUD Loans were refinanced in the third quarter of 2007. The HUD loans bear interest ranging from 5.66% to 7.55% and averaging 6.23%. Prepayments may be made any time. As of September 30, 2010, $4.1 million of HUD Loans mature in June 2032 and $2.9 million mature in August 2036.
Letters of credit
As of September 30, 2010, ALC had $6.4 million in outstanding letters of credit, the majority of which are collateralized by property. Approximately $4.8 million of the letters of credit provide security for worker’s compensation insurance and the remaining $1.6 million of letters of credit are security for landlords of leased properties. The letters of credit have maturity dates ranging from October 2010 to October 2011.
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

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of Options/SARs activity for the nine month periods ended September 30, 2010 and 2009 is below:

	2010			2009
			Weighted			Weighted
	#		Average	#		Average
	Options		Exercise	Options		Exercise
	/ SARs		Price	/ SARs		Price
Outstanding at beginning of period	159,000		$18.96	129,500		$30.10
Granted	136,250		$32.13	127,000		$15.65
Exercised	(4,000)		$15.35	—		—
Expired	(19,000)		$15.35	(97,500)		$29.45
Forfeited	(4,000)		$15.35	—		—

Outstanding at end of period	268,250		$26.01	159,000		$18.96

Options Exercisable at September 30	53,353		$22.29	10,667		$32.10
Weighted average fair value of options	$13.95			$9.89
Aggregate intrinsic value of options	$1.2	Million		$0.6	Million
Weighted average contractual term	3.9	years		4.5	years
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
The 2010 Options/SARs granted to directors and employees and the 2008 Director Options/SARs were anti-dilutive and therefore had no effect on the diluted number of shares used in the earnings per share calculation for the quarter ended September 30, 2010. Compensation expense of $252,063 and $132,152 related to the Options/SARs was recorded in the three month periods ended September 30, 2010 and 2009, respectively. Compensation expense of $649,024 and $320,118 related to the Options/SARs was recorded in the nine month periods ended September 30, 2010 and 2009, respectively. Unrecognized compensation cost at September 30, 2010 and 2009 was approximately $1.9 million and $1.2 million, respectively, and the weighted average period over which it is expected to be recognized is three years.

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
The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Basic earnings per share calculation
Numerator:
Income (loss) from continuing operations	$4,567	$4,188	$11,076	$(3,502)
Loss from discontinued operations, net of tax	—	(802)	—	(980)

Net income (loss) to common stockholders	$4,567	$3,386	$11,076	$(4,482)

Denominator:
Weighted average of common shares outstanding	11,517	11,655	11,554	11,806

Basic earnings (loss) from continuing operations	$0.40	$0.36	$0.96	$(0.30)
Loss from discontinued operations, net of tax	—	(0.07)	—	(0.08)

Basic earnings (loss) per share	$0.40	$0.29	$0.96	$(0.38)

Diluted earnings per share calculation
Numerator:
Income (loss) from continuing operations	$4,567	$4,188	$11,076	$(3,502)
Loss from discontinued operations, net of tax	—	(802)	—	(980)

Net income (loss) to common stockholders	$4,567	$3,386	$11,076	$(4,482)

Denominator:
Weighted average of common shares outstanding	11,517	11,655	11,554	11,806
Assumed conversion of Class B shares	114	115	114	—
Dilutive effect of stock options	48	16	52	—

Diluted weighted average shares outstanding	11,679	11,786	11,720	11,806

Diluted earnings (loss) from continuing operations	$0.39	$0.36	$0.95	$(0.30)
Loss from discontinued operations, net of tax	—	(0.07)	—	(0.08)

Diluted earnings (loss) per share	$0.39	$0.29	$0.95	$(0.38)

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. SHARE REPURCHASE
On August 9, 2009, the Board of Directors authorized the repurchase of up to $15 million of shares of Class A Common Stock over the twelve-month period ended August 9, 2010. This share repurchase authorization replaced the share repurchase program initiated in December 2006 which authorized the repurchase of up to $80 million of shares of Class A Common Stock and which expired August 6, 2009. On August 9, 2010, the Board of Directors extended and expanded the repurchase program by authorizing the purchase of up to $15 million in Class A Common Stock over the twelve-month period ending August 9, 2011. Shares may be repurchased in the open market or in privately negotiated transactions from time to time in accordance with appropriate Securities and Exchange Commission guidelines and regulations and subject to market conditions, applicable legal requirements, and other factors. During the nine month period ended September 30, 2010, 67,385 shares of Class A Common Stock were repurchased. At September 30, 2010, approximately $14.8 million remained available under the extended and expanded repurchase program which was authorized on August 9, 2010. Stock repurchases have been financed through existing funds and borrowings under the Company’s $120 million revolving credit facility. Treasury stock has been accounted for using the cost method.
9. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents information about ALC’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010, and indicates the fair value hierarchy of the valuation techniques used by ALC to determine such fair value (in thousands):

			Significant
		Quoted prices	other	Significant
		in active	observable	unobservable
	Total carrying	markets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
September 30, 2010
Assets
Equity investments	$3,104	$3,104	$—	$—
Liabilities
Derivative financial instruments	1,179	—	1,179	—

December 31, 2009
Assets
Equity investments	$2,412	$2,412	$—	$—
Liabilities
Derivative financial instruments	1,195	—	1,195	—
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

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the nine month period ended September 30, 2010, ALC recognized an unrealized gain of $0.3 million on its available-for-sale investments. For the nine month period ended September 30, 2009, ALC recognized an unrealized loss of $0.3 million which represents the decrease in the fair value of interest rate swaps. ALC’s derivative liabilities include interest rate swaps that effectively convert a portion of ALC’s variable rate debt to fixed rate debt. The derivative positions are valued using models developed internally by the respective counterparty that use as their bases readily observable market parameters (such as forward yield curves) and are classified within Level 2 of the valuation hierarchy.
ALC considers its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivatives. Any adjustments resulting from credit risk are recorded as a change in fair value of derivatives and amortized in the current period statement of operations.
ALC enters into derivative financial instruments, specifically interest rate swaps, for non-trading purposes. ALC may use interest rate swaps from time to time to manage interest rate risk associated with floating rate debt. As of September 30, 2010, ALC was party to two interest rate swaps with a total notional amount of $50.0 million. ALC elected to apply hedge accounting for these interest rate swaps because they are economic hedges of ALC’s floating rate debt and ALC does not enter into derivatives for speculative purposes. As of September 30, 2010, the derivative contracts both had negative net fair values based on current market conditions affecting interest rates and are recorded in other long-term liabilities.
The table that follows summarizes the interest rate swap contracts outstanding at September 30, 2010 (in thousands):

	Fixed	Notional	Effective	Expiration	Estimated
	Interest Rate	Amount	Date	Date	Fair Value
Interest rate swap — November 2008	2.83%	$30,000	11/13/2008	11/14/2011	$(823)
Interest rate swap — March 2009	1.98%	$20,000	3/11/2009	11/14/2011	$(356)
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

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2010, ALC had no derivative contracts either designated as hedging instruments or not designated as hedging instruments in an asset position and had no derivative contracts not designated as hedging instruments in a liability position.
Fair Values of Derivative Instruments
Liability Derivatives
(In thousands)

	September 30, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
Derivatives Designated as Hedging Instruments	Location	Fair Value	Location	Fair Value
Interest rate contracts	Other long-term liabilities	$1,179	Other long-term liabilities	$1,195
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
The following is a summary of the results of operations for residences that are classified as discontinued operations:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	(In thousands, except per share data)
Revenues	$743	$2,008

Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	516	1,600
Residence lease income	(5)	(11)
Depreciation and amortization	105	300
Loss on impairment	1,231	1,231

Total operating expenses	1,847	3,120

Loss from operations	(1,104)	(1,112)
Other expense:
Interest income	1	3
Interest expense	(137)	(416)

Loss from discontinued operations before income taxes	(1,240)	(1,525)
Income tax benefit	438	545

Net loss from discontinued operations	$(802)	$(980)

Weighted average common shares:
Basic	11,655	11,806
Diluted	11,786	11,806
Revenue per share data:
Basic discontinued revenue per share	$0.06	$0.17
Diluted discontinued revenue per share	$0.06	$0.17

ASSISTED LIVING CONCEPTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12. SUBSEQUENT EVENTS
On November 1, 2010, ALC completed the acquisition of nine senior living residences from HCP, Inc. The nine residences were previously leased and operated by ALC under leases expiring between November 2010 and May 2012. The purchase price was $27.5 million plus certain transaction costs and was paid in cash. The nine residences, two of which are located in New Jersey and seven in Texas, contain a total of 365 units.

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
Executive Overview
In the third quarter of 2010, we continued to pursue our strategy of increasing both revenues and profitability by increasing private pay occupancy.
On a continuing residence basis, average private pay occupancy in the quarter ended September 30, 2010 increased by 111 units as compared to the quarter ended September 30, 2009. Average private pay occupancy levels exceeded our second quarter 2010 average private pay occupancy by 16 units. Although private pay occupancy improved in the third quarter of 2010, we believe our success in attracting and maintaining private pay residents has been and will continue to be affected by the current poor general economic conditions. Poor general economic conditions affect private pay occupancy because:
•	family members are more willing and able to provide care at home;
•	residents have insufficient investment income or are unable to obtain necessary funds from the sale of their homes or other investments; and
•	independent living facilities with home care services are accepting more traditional assisted living residents.
The impact of these factors is referred to in this report as the “Recession Impact”. In the event general economic conditions fail to improve or get worse, we believe there can be negative pressure on our private pay occupancy.
We consider increasing private pay occupancy to be more important than increasing overall occupancy because:
•	our private pay rates generally exceed those paid through Medicaid reimbursement programs by 60% to 70%;
•	we reduce our exposure to reductions in reimbursement rates provided by government programs; and
•	our private pay residents typically have less severe health needs and require fewer services than residents funded by Medicaid programs, resulting in:
•	a better fit for our social and wellness model;
•	a safer environment for employees and the other residents in our communities; and
•	lower staffing needs.
On a continuing residence basis, average Medicaid occupancy in the quarter ended September 30, 2010 decreased by 248 units as compared to the quarter ended September 30, 2009. Our Medicaid census continues to decline overall because we no longer accept new Medicaid residents and only allow private pay residents to roll over into Medicaid programs at a very limited number of residences. This planned reduction in Medicaid occupancy is referred to in this report as the “Medicaid Impact”.

ASSISTED LIVING CONCEPTS, INC.
We review our rates on an annual basis or as market conditions dictate. As in past years, we implemented rate increases as of the first of January. On a continuing residence basis, for the quarter ended September 30, 2010, average rates increased 5.3% compared to the quarter ended September 30, 2009. This increase was attributable to an average private pay rate increase of 3.4%, supplemented by an improvement in our private pay mix.
Average private pay occupancy as a percentage of total available units for all continuing residences in the quarters ended September 30, 2010 and 2009 was 60.9% and 59.2%, respectively. Average overall occupancy as a percentage of total available units for all continuing residences in the quarters ended September 30, 2010 and 2009 was 62.3% and 63.2%, respectively. Average private pay occupancy as a percentage of total occupied units in the quarters ended September 30, 2010 and 2009 for all continuing residences was 97.8% and 93.5%, respectively. Private pay revenues as a percentage of total revenues for all continuing residences in the quarters ended September 30, 2010 and 2009 was 98.7% and 95.7%, respectively.
From time to time, we may increase or reduce the number of units we actively operate, which may affect reported occupancy and occupancy percentages.
Unit expansions
As of December 31, 2009 we had opened 322 units as part of our program to add 400 units to existing residences and on July 1, 2010, we opened an additional 25 units. This opening added 25 units to the average number of available units in the quarter ended September 30, 2010 as compared to the quarter ended September 30, 2009. The additional units from the expansion increased average private pay occupancy during the quarter ended September 30, 2010 by 9 units as compared to the quarter ended September 30, 2009.
Acquisitions
On November 1, 2010, we completed the acquisition of nine senior living residences from HCP, Inc. The nine residences were leased and operated by ALC under leases expiring between November 2010 and May 2012. The purchase price was $27.5 million plus certain transaction costs and was paid in cash. The nine residences, two of which are located in New Jersey and seven in Texas, contain a total of 365 units. Occupancy of the nine residences is currently 60.0%. We expect pre-tax cash flow to improve by approximately $1.0 million because of the differential between current lease payments and expected future interest expense.
Temporary closings
For the quarter ended September 30, 2010, 261 units were temporarily closed for future refurbishment, reducing the average number of available units by 102 as compared to the quarter ended September 30, 2009.
Discontinued operations
In the third quarter of 2009, ALC elected not to exercise a purchase option on five residences it operated under a master lease agreement. As a result, after the close of business on December 31, 2009, ALC ceased operating four of the five residences and has classified these four residences (consisting of 118 units) as discontinued operations. The remaining residence (consisting of 39 units) continues to be operated by ALC under an operating lease which expires in February 2014 (with a right to extend an additional five years). For the quarter ended September 30, 2009, the discontinued units were occupied by an average of 66 private pay residents and 8 Medicaid residents.
Business Strategies
We plan to grow our revenue and operating income and improve our overall revenue base by:
•	increasing our private pay occupancy;
•	increasing the overall size of our portfolio by building additional capacity and making acquisitions;

ASSISTED LIVING CONCEPTS, INC.
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
In February 2007, we announced plans to add a total of 400 units to our existing owned buildings. By the end of the third quarter of 2010, we had completed, licensed, and begun accepting new residents in 347 of these units.
Construction continues on the remaining expansion units. As of the date of this report, we are targeting completion of the remaining units in 2011. Since the inception of our expansion program we have spent $40.1 million through September 30, 2010, and our current cost estimate for the program is $115,000 per unit, or a total of $46 million. This unit cost includes the addition of common areas such as media rooms, family gathering areas and exercise facilities. Our process of selecting buildings for expansion consisted of identifying what we believe to be our best performing buildings as determined by factors such as occupancy, strength of the local management team, private pay mix, and demographic trends for the area.
We expect to continue to evaluate our portfolio of properties for potential expansion opportunities.
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
Increasing the attractiveness and operating results of our portfolio by refurbishing and repostioning residences or eliminating residences that do not meet our internal goals
We continually evaluate our portfolio to identify opportunities to improve the attractiveness and operating results of our residences. We regularly upgrade and replace items such as flooring, wall coverings, furniture and dishes and flatware at our residences. In addition, from time to time we may temporarily close residences to facilitate refurbishing and repositioning them in the marketplace. If we determine that the investment necessary to refurbish and reposition a residence is not warranted, we may seek to remove the residence from our portfolio through sale or other disposition.

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
The remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:
•	Business Overview: This section provides a general financial description of our business, including the sources and composition of our revenues and operating expenses. In addition, this section outlines the key performance indicators that we use to monitor and manage our business and to anticipate future trends.
•	Consolidated Results of Operations: This section provides an analysis of our results of operations for the quarter and nine months ended September 30, 2010 compared to the quarter and nine months ended September 30, 2009.
•	Liquidity and Capital Resources: This section provides a discussion of our liquidity and capital resources as of September 30, 2010, and our expected future cash needs.
•	Critical Accounting Policies: This section discusses accounting policies which we consider to be critical to obtain an understanding of our consolidated financial statements because their application on the part of management requires significant judgment and reliance on estimations of matters that are inherently uncertain.
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
Business Overview
Revenues
We generate revenue from private pay and Medicaid sources. For the nine month periods ended September 30, 2010 and 2009, 98.1% and 94.8%, respectively, of our revenues were generated from private pay sources. Residents are charged an accommodation fee that is based on the type of accommodation they occupy. Our residents may also be charged a service fee based upon their assessed level of care. We generally offer studio, one-bedroom and two-bedroom accommodations. The accommodation fee is based on prevailing market rates of similar senior living accommodations. The service fee is based upon periodic assessments, which include input of the resident and the resident’s physician and family and establish the additional hours of care and service provided to the resident. We offer various levels of care for residents who require less or more frequent and intensive care or supervision. For both the nine month periods ended September 30, 2010 and 2009, approximately 77% of our private pay revenue was derived from accommodation fees with the balance derived from service fees. Both the accommodation and level of care service fees are charged on a per day basis, pursuant to residency agreements with mainly month-to-month terms.

ASSISTED LIVING CONCEPTS, INC.
Medicaid rates are generally lower than rates earned from private payers. Therefore, we consider our private pay mix an important performance indicator.
Although we intend to continue to reduce the number of units occupied by residents paying through Medicaid, as of September 30, 2010, we continue to provide assisted living services to Medicaid funded residents at 26 of the 211 residences we operate. Medicaid programs in each state determine the revenue rates for accommodations and levels of care. Medicaid rates vary by state and in certain states are subject to negotiation.
Residence Operations Expenses
For all continuing residences, as defined below, residence operations expense percentages consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Wage and benefit costs	60%	62%	61%	61%
Property related costs	24	22	23	22
Other operating costs	16	16	16	17

Total	100%	100%	100%	100%

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

ASSISTED LIVING CONCEPTS, INC.
Average Revenue Rate
The average revenue rate represents the average daily revenues earned from accommodation and service fees provided to residents. The daily revenue rate is calculated by dividing aggregate revenues earned by the ADC in the corresponding period.
Adjusted EBITDA and Adjusted EBITDAR
Adjusted EBITDA is defined as net income from continuing operations before income taxes, interest expense net of interest income, depreciation and amortization, non-cash equity based compensation expense, transaction costs and non-cash, non-recurring gains and losses, including disposal of assets, impairment of goodwill and other long-lived assets and impairment of investments. Adjusted EBITDAR is defined as Adjusted EBITDA before rent expenses incurred for leased senior living properties. Adjusted EBITDA and Adjusted EBITDAR are not measures of performance under accounting principles generally accepted in the United States of America, or GAAP. We use Adjusted EBITDA and Adjusted EBITDAR as key performance indicators and Adjusted EBITDA and Adjusted EBITDAR expressed as a percentage of total revenues as a measurement of margin.
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
ADC
All Continuing Residences
The following table sets forth our average daily census (“ADC”) for the three and nine month periods ended September 30, 2010 and 2009 for both private pay and Medicaid residents for all of the continuing residences whose results are reflected in our condensed consolidated financial statements.

ASSISTED LIVING CONCEPTS, INC.
Average Daily Census

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Private pay	5,492	5,381	5,479	5,373
Medicaid	123	371	166	446

Total ADC	5,615	5,752	5,645	5,819

Private pay occupancy percentage	97.8%	93.5%	97.1%	92.3%

Private pay revenue percentage	98.7%	95.7%	98.1%	94.8%

During the three and nine month periods ended September 30, 2010, total ADC decreased 2.4% and 3.0%, respectively, while private pay ADC increased 2.1% and 2.0%, and Medicaid ADC decreased 66.8% and 62.8% from the corresponding periods of 2009. Private pay ADC increased primarily from successes in our sales and marketing approach as well as a perception that poor economic conditions leading to the Recession Impact have improved. Medicaid ADC decreased primarily due to the Medicaid Impact. As a result of the Medicaid Impact as well as improved private pay occupancy, the private pay occupancy percentage increased in percentage for the three and nine month periods ended September 30, 2010 from 93.5% to 97.8% and 92.3% to 97.1%, respectively, and the private pay revenue percentage increased from 95.7% to 98.7% and 94.8% to 98.1%, respectively, from the corresponding periods of 2009.
Same Residence Basis
The following table is presented on a same residence basis, and therefore removes the impact of expansion units and residences temporarily closed for refurbishment that have not been open for the entire reporting period. The table sets forth our ADC for the three and nine month periods ended September 30, 2010 and 2009 for both private and Medicaid payers for all residences on a same residence basis.
Average Daily Census

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Private pay	5,455	5,334	5,396	5,303
Medicaid	123	321	164	386

Total ADC	5,578	5,655	5,560	5,689

Private pay occupancy percentage	97.8%	94.3%	97.0%	93.2%

Private pay revenue percentage	98.7%	96.2%	98.1%	95.4%

During the three and nine month periods ended September 30, 2010, total ADC decreased 1.4% and 2.3%, respectively, while private pay ADC increased 2.3% and 1.8%, and Medicaid ADC decreased 61.7% and 57.5% from the corresponding periods of 2009. Private pay and Medicaid ADC changed primarily for the same reasons discussed above in “Average Daily Census — All Continuing Residences”. As a result of the Medicaid Impact as well as improved private pay occupancy, the private pay occupancy mix increased in percentage for the three and nine month periods ended September 30, 2010 from 94.3% to 97.8% and 93.2% to 97.0%, respectively, and the private pay revenue percentage increased from 96.2% to 98.7% and 95.4% to 98.1%, respectively, from the corresponding periods of 2009.
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

ASSISTED LIVING CONCEPTS, INC.
Because of the impact that developmental units have on occupancy rates, we split occupancy information between mature and developmental units. In general, developmental units are defined as the additional units in a residence that has undergone an expansion or in a new residence that has opened. New units identified as developmental are classified as such for a period of no longer than twelve months after completion of construction. The 111 expansion units and 76 refurbished units that opened subsequent to September 30, 2009 constitute the developmental units for the quarter ended September 30, 2010. The 245 expansion units and 76 refurbished units that opened subsequent to December 31, 2009, constitute the developmental units for the nine months ended September 30, 2010. All units that are not developmental are considered mature units.
All Continuing Residences
The following table sets forth our occupancy percentages for the three and nine month periods ended September 30, 2010 and 2009 for all mature and developmental continuing residences whose results are reflected in our condensed consolidated financial statements:
Occupancy Percentage

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Mature	62.7%	64.7%	64.1%	65.5%
Developmental	30.0%	19.6%	25.0%	18.0%
Total residences	62.3%	63.2%	62.7%	64.4%
For the three and nine month periods ended September 30, 2010, we saw a decline in mature residences’ occupancy percentage from 64.7% to 62.7% and 65.5% to 64.1%, respectively, and an increase in occupancy in our developmental units from 19.6% to 30.0% and 18.0% to 25.0%, respectively, from the corresponding periods of 2009.
Occupancy percentages for all residences decreased in the three and nine month periods ended September 30, 2010 and 2009, from 63.2% to 62.3% and from 64.4% to 62.7%, respectively, from the corresponding periods of 2009.
The declines in our occupancy percentages for the three and nine months ended September 30, 2010 and 2009 were primarily due to our continuing focused effort to reduce the number of units available for Medicaid residents, partially offset by improvement in our private pay census. Changes in the developmental category are a function of the small number of units, the amount of time they have been open, and specific residences classified in this category.
Same Residence Basis
The following table sets forth the occupancy percentages outlined above on a same residence basis for the three and nine month periods ended September 30, 2010 and 2009, and therefore removes the impact of the expansion units and residences temporarily closed for refurbishment.
Occupancy Percentage

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Mature	62.7%	64.7%	64.2%	65.6%
Developmental	0.0%	0.0%	0.0%	0.0%
Total residences	62.7%	63.6%	64.2%	65.6%
For the three and nine months ended September 30, 2010, we saw a decline in mature residences’ occupancy percentage from 64.7% to 62.7% and from 65.6% to 64.2%, respectively. For the three and nine months ended September 30, 2010, there were no same residence developmental basis residences. The decline in mature residences’ occupancy is primarily due to the same reasons described above in “Occupancy Percentage — All Continuing Residences”.

ASSISTED LIVING CONCEPTS, INC.
Average Revenue Rate
All Continuing Residences
The following table sets forth our average daily revenue rates for the three and nine month periods ended September 30, 2010 and 2009 for all continuing residences whose results are reflected in our condensed consolidated financial statements.
Average Daily Revenue Rate

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Average daily revenue rate	$113.29	$108.15	$113.36	$107.64
The average daily revenue rate increased by 4.8% and 5.3%, respectively, for the three and nine month periods ended September 30, 2010 compared to the comparable periods in 2009. The average daily revenue rate increased primarily as a result of annual rate private pay increases for both room and board and services and an improvement in private pay percentage.
Number of Residences Under Operation
The following table sets forth the number of residences under continuing operations as of September 30:

	2010	2009
Owned*	152	152
Under operating leases**	59	59

Total under operation	211	211

Percent of residences:
Owned	72.0%	72.0%
Under operating leases	28.0	28.0

	100.0%	100.0%

*	Includes six residences temporarily closed for refurbishment in 2010 and four residences temporarily closed for refurbishment in 2009. Excludes nine residences purchased from HCP, Inc. on November 1, 2010, discussed above in “Executive Summary — Acquisitions”.

**	Includes nine residences purchased from HCP, Inc. on November 1, 2010, discussed above in “Executive Summary — Acquisitions”

ASSISTED LIVING CONCEPTS, INC.
ADJUSTED EBITDA and ADJUSTED EBITDAR
The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDAR for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Net income (loss)	$4,567	$3,386	$11,076	$(4,482)
Add: Loss from discontinued operations, net of tax	—	802	—	980
Add: Provision for income taxes	2,599	2,295	6,340	4,621

Income from continuing operations before income taxes	7,166	6,483	17,416	1,119
Add:
Depreciation and amortization	5,745	5,440	17,113	15,589
Interest expense, net	1,891	1,907	5,670	5,425
Non-cash equity based compensation	252	132	614	320
Loss due to property impairment	—	148	—	148
(Gain)/Loss on disposal of fixed asset	(36)	54	279	54
Write-down of equity investments	—	—	2,026	—
Transaction expenses associated with property acquisition	18	—	18	—
Goodwill impairment	—	—	—	16,315

Adjusted EBITDA	15,036	14,164	43,136	38,970

Add: Lease expense	5,161	5,053	15,355	14,976

Adjusted EBITDAR	$20,197	$19,217	$58,491	$53,946

The following table sets forth the calculations of Adjusted EBITDA and Adjusted EBITDAR percentages for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	($ In thousands)
Revenues	$58,529	$57,236	$174,693	$170,986

Adjusted EBITDA	$15,036	$14,164	$43,136	$38,970

Adjusted EBITDAR	$20,197	$19,217	$58,491	$53,946

Adjusted EBITDA as percent of total revenue	25.7%	24.7%	24.7%	22.8%

Adjusted EBITDAR as percent of total revenue	34.5%	33.6%	33.5%	31.5%

Both Adjusted EBITDA and Adjusted EBITDAR increased in the third quarter of 2010 compared to the third quarter of the prior year primarily due to an increase in revenues discussed below ($1.3 million) and a decrease in residence operations expenses ($0.1 million) (this excludes gains and losses on the disposals of fixed assets), partially offset by an increase in general and administrative expenses ($0.4 million) (this excludes non-cash equity based compensation) and, for Adjusted EBITDA only, an increase in residence lease expense ($0.1 million).
Both Adjusted EBITDA and Adjusted EBITDAR increased in the nine months ended September 30, 2010 compared to the prior year period primarily from a decrease in residence operations expenses ($2.3 million) (this excludes the loss on disposal of fixed assets), and the increase in revenues discussed below ($3.7 million), partially offset by an increase in general and administrative expenses ($1.5 million) (this excludes non-cash equity based compensation) and, for Adjusted EBITDA only, an increase in residence lease expense ($0.4 million).
See “— Business Overview — Key Performance Indicators — Adjusted EBITDA and Adjusted EBITDAR” above for a discussion of our use of Adjusted EBITDA and Adjusted EBITDAR and a description of the limitations of such use.

ASSISTED LIVING CONCEPTS, INC.
Consolidated Results of Operations
Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009
The following table sets forth details of our revenues and income as a percentage of total revenues for the three month periods ended September 30:

	2010	2009
Revenues	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	59.6	61.3
General and administrative	6.3	5.5
Residence lease expense	8.8	8.8
Loss on impairment — fixed assets	—	0.3
Depreciation and amortization	9.8	9.5

Total operating expenses	84.5	85.4

Income from operations	15.5	14.6
Interest expense, net	(3.2)	(3.3)
Income from continuing operations before income taxes	12.3	11.3
Income tax expense	(4.5)	(4.0)
Loss from discontinued operations, net of taxes	—	(1.4)

Net income	7.8%	5.9%

Revenues
Revenues in the third quarter of 2010 increased from the third quarter of 2009 primarily due to higher average daily revenue as a result of rate increases ($1.8 million) and an increase in private pay occupancy ($1.1 million), partially offset by the planned reduction in the number of units occupied by Medicaid residents ($1.6 million). Average private pay rates increased in the third quarter of 2010 by 3.4% over average private pay rates for the third quarter of 2009. Average overall rates, including the impact of improved payer mix, increased in the third quarter of 2010 by 4.8% over comparable rates for the third quarter of 2009.
Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)
Residence operating costs decreased $0.2 million, or 0.4% in the three month period ended September 30, 2010 compared to the three month period ended September 30, 2009. Residence operations expenses decreased primarily from lower payroll and benefits expenses ($0.6 million), partially offset by higher utility expenses ($0.4 million). Staffing needs in the third quarter of 2010 as compared to the third quarter of 2009 decreased primarily because of a decline in the number of units occupied by Medicaid residents who tend to have higher care needs than private pay residents. In addition, general economic conditions enabled us to hire new employees at lower wage rates.
General and Administrative
General and administrative costs increased $0.5 million, or 16.5%, in the three month period ended September 30, 2010 compared to the three month period ended September 30, 2009. General and administrative expense increased $0.3 million due to increases in salaries and benefits caused by normal inflationary pressures and $0.2 million from a non-recurring favorable legal settlement received in the third quarter of 2009.
Residence Lease Expense
Residence lease expense for the three month period ended September 30, 2010 increased $0.1 million or 2.1% from the three month period ended September 30, 2009. Effective December 31, 2009, one property which was previously treated as a capital lease, converted to an operating lease which resulted in an additional $0.1 million of lease expense in the third quarter of 2010 when compared to the third quarter of 2009.

ASSISTED LIVING CONCEPTS, INC.
Depreciation and Amortization
Depreciation and amortization increased $0.3 million to $5.7 million in the three month period ended September 30, 2010 compared to the three month period ended September 30, 2009. The $0.3 million increase in depreciation expense resulted from the additions at two residences that opened subsequent to the third quarter of 2009, and from general capital expenditures across our portfolio. Amortization expense for the third quarter of 2010 was unchanged when compared to the third quarter of 2009.
Income from Operations
Income from operations for the three month period ended September 30, 2010 increased to $9.1 million compared to $8.4 million for the three month period ended September 30, 2009 due to the reasons described above.
Interest Income
Interest income was relatively unchanged in the three month period ended September 30, 2010 compared to the three month period ended September 30, 2009.
Interest Expense
Interest expense was relatively unchanged in the three month period ended September 30, 2010 compared to the three month period ended September 30, 2009.
Income from Continuing Operations before Income Taxes
Income from continuing operations before income taxes for the three month period ended September 30, 2010 was $7.2 million compared to $6.5 million for the three month period ended September 30, 2009 due to the reasons described above.
Income Tax Expense
Income tax expense for the three month period ended September 30, 2010 was $2.6 million compared to $2.3 million for the three month period ended September 30, 2009. Our effective tax rate was 36.3% and 35.4% for the three month periods ended September 30, 2010 and 2009, respectively.
Net Income from Continuing Operations
Net income from continuing operations for the three month period ended September 30, 2010 was $4.6 million compared to $4.2 million for the three month period ended September 30, 2009 due to the reasons described above.
Loss from Discontinued Operations, Net of Tax
There was no loss from discontinued operations, net of tax, for the three month period ended September 30, 2010, compared to a loss from discontinued operations, net of tax, of $0.8 million for the three month period ended September 30, 2009.
Net Income
Net income for the three month period ended September 30, 2010 was $4.6 million compared to $3.4 million for the three month period ended September 30, 2009 due to the reasons described above.

ASSISTED LIVING CONCEPTS, INC.
Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009
The following table sets forth details of our revenues and income as a percentage of total revenues for the nine month periods ended September 30:

	2010	2009
Revenues	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	60.3	62.9
General and administrative	6.7	5.8
Residence lease expense	8.8	8.8
Depreciation and amortization	9.8	9.1
Goodwill impairment	—	9.5

Total operating expenses	85.6	96.1

Income from operations	14.4	3.9
Other-than-temporary investment impairments	(1.2)	—
Interest expense, net	(3.3)	(3.2)
Income from continuing operations before income taxes	9.9	0.7
Income tax expense	(3.6)	(2.7)
Loss from discontinued operations, net of taxes	—	(0.6)

Net income (loss)	6.3%	(2.6)%

Revenues
Revenues in the nine months ended September 30, 2010 increased from the nine months ended September 30, 2009 primarily due to higher average daily revenue from rate increases ($6.1 million) and an increase in private pay occupancy ($3.2 million), partially offset by the planned reduction in the number of units occupied by Medicaid residents ($5.6 million). Average private pay rates increased in the nine months ended September 30, 2010 by 3.7% over average private pay rates for the nine months ended September 30, 2009. Average overall rates, including the impact of improved payer mix, increased in the nine months ended September 30, 2010 by 5.3% over the comparable rates for the nine months ended September 30, 2009.
Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)
Residence operating costs decreased $2.1 million, or 1.9%, in the nine month period ended September 30, 2010 compared to the nine months ended September 30, 2009. Residence operations expenses decreased $2.6 million primarily from lower payroll and benefits expense, partially offset by $0.5 million of increased maintenance and repairs. Staffing needs in the nine month period ended September 30, 2010 as compared to the nine month period ended September 30, 2009, decreased primarily because of a decline in the number of units occupied by Medicaid residents who tend to have higher care needs than private pay residents. In addition, general economic conditions enabled us to hire new employees at lower wage rates.
General and Administrative
General and administrative costs increased $1.8 million, or 17.9%, in the nine month period ended September 30, 2010 compared to September 30, 2009. General and administrative expense increased $1.2 million from salaries and benefits expense, $0.3 million for our all company conference, $0.2 million from a non-recurring favorable legal settlement received in the third quarter of 2009, and $0.1 million from higher consulting expenses.
Residence Lease Expense
Residence lease expense for the nine month period ended September 30, 2010 increased $0.4 million, or 2.5% from the nine month period ended September 30, 2009. Effective December 31, 2009, one property which was previously treated as a capital lease, converted to an operating lease which resulted in an additional $0.2 million of lease expense in the nine month period ended September 30, 2010 when compared to the nine month period ended September 30, 2009. Normal annual rent increases accounted for an additional increase in lease expense of $0.2 million.

ASSISTED LIVING CONCEPTS, INC.
Depreciation and Amortization
Depreciation and amortization increased $1.5 million to $17.1 million in the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009. The $1.5 million increase in depreciation expense resulted from the impact of accelerating depreciation on nine residences whose leases were not renewed ($0.3 million), the additions at residences that opened during 2009 that now have a full nine months of depreciation reflected in our financial statements, and from general capital expenditures across our portfolio. Amortization expense for the first nine months of 2010 was unchanged when compared to the comparable period of 2009.
Impairment of Goodwill
The goodwill impairment charge for the first quarter of 2009 of $16.3 million resulted from a decline in our market capitalization. In accordance with accounting guidance, we performed an impairment test on goodwill and intangibles as of the end of the first quarter of 2009. As a result, we recorded a non-cash goodwill impairment charge of $16.3 million ($14.7 million net of related tax benefits) for 2009. The impairment charge was required as a result of the decline in the market value of our common stock primarily due to the depressed macroeconomic environment, constraints in the capital markets, and volatility in the equity markets. No impairment charge was recorded in the first nine months of 2010.
Income from Operations
Income from operations for the nine month period ended September 30, 2010 was $25.1 million compared to income from operations of $6.5 million for the nine month period ended September 30, 2009 due to the reasons described above.
Other-Than-Temporary Investments Impairment
Other-than-temporary investments impairment was $2.0 million in the nine months ended September 30, 2010. In the second quarter of 2010, the Company performed its quarterly review of investment securities and determined impairment of certain investments were other-than-temporary. No such impairment was identified in the comparable period of 2009.
Interest Income
Interest income was relatively unchanged in the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009.
Interest Expense
Interest expense increased $0.2 million to $5.7 million in the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009. The increase in interest expense was due to $0.3 million of additional interest expense on new mortgages, a $0.1 million reduction in capitalized interest expense, and $0.1 million due to higher financing fees, partially offset by a decrease of $0.2 million in credit facility interest expense due to lower outstanding balances on our $120 million revolving credit facility.
Income from Continuing Operations before Income Taxes
Income from continuing operations before income taxes for the nine month period ended September 30, 2010 was $17.4 million compared to income from continuing operations before income taxes of $1.1 million for the nine month period ended September 30, 2009 due to the reasons described above.
Income Tax Expense
Income tax expense for the nine month period ended September 30, 2010 was $6.3 million compared to $4.6 million for the nine month period ended September 30, 2009. Our effective tax rates for the nine month periods ended September 30, 2009 and 2010 are not directly comparable. As a result of our goodwill write-off in the nine months ended September 30, 2009, our tax expense exceeded our pre-tax income for that period. Excluding the goodwill impairment charge, our effective tax rates were 36.4% and 36.5% for the nine month periods ended September 30, 2010 and 2009, respectively.

ASSISTED LIVING CONCEPTS, INC.
Net Income (Loss) from Continuing Operations
Net income from continuing operations for the nine month period ended September 30, 2010 was $11.1 million compared to a net loss from continuing operations of $3.5 million for the nine month period ended September 30, 2009 due to the reasons described above.
Loss from Discontinued Operations, Net of Tax
There was no loss from discontinued operations, net of tax, for the nine month period ended September 30, 2010, compared to a loss from discontinued operations, net of tax, of $1.0 million for the nine month period ended September 30, 2009.
Net Income (Loss)
Net income for the nine month period ended September 30, 2010 was $11.1 million compared to a net loss of $4.5 million for the nine month period ended September 30, 2009 due to the reasons described above.
Liquidity and Capital Resources
Sources and Uses of Cash
We had cash and cash equivalents of $37.1 million and $4.4 million at September 30, 2010 and December 31, 2009, respectively. The table below sets forth a summary of the significant sources and uses of cash for the nine month periods ended September 30:

	2010	2009
	(In thousands)
Cash provided by operating activities	$36,311	$35,818
Cash used in investing activities	(12,394)	(25,390)
Cash provided by (used in) financing activities	8,857	(24,438)

Increase (decrease) in cash and cash equivalents	$32,774	$(14,010)

Cash provided by operating activities was $36.3 million in the nine month period ended September 30, 2010 compared to $35.8 million in the nine month period ended September 30, 2009.
Our working capital increased $34.0 million in the nine month period ended September 30, 2010 compared to December 31, 2009. Working capital increased primarily because we increased cash by $32.8 million, decreased our accounts payable by $1.6 million, increased our accounts receivable by $0.5 million, increased our investments by $0.5 million, increased our deposits in escrow by $0.3 million, increased our prepaid expenses, supplies and other receivables by $0.2 million, and increased our discontinued operations by $0.1 million, partially offset by an increase in our accrued liabilities of $0.7 million, an increase in income taxes receivable of $0.7 million, an increase in our current maturities of long-term debt of $0.5 million, and increased deferred revenue of $0.3 million.
Although not at September 30, 2010, it is not unusual for us to operate in the position of a working capital deficit because our revenues are collected more quickly, often in advance, than our obligations are required to be paid. This can result in a low level of current assets to the extent cash has been deployed in business development opportunities, used to pay off longer term liabilities, or used to repurchase common stock. As discussed below, we have a line of credit in place to provide cash needed to satisfy our current obligations.
Property and equipment, net decreased $5.1 million in the nine months ended September 30, 2010 compared to December 31, 2009. Property and equipment decreased $15.9 million from depreciation expense, $1.1 million from a decrease in accrued construction costs and $0.3 million from the disposal/impairment of fixed assets, partially offset by $12.2 million from capital expenditures (including new construction).

ASSISTED LIVING CONCEPTS, INC.
Total debt, including both current and long-term, was $132.6 million as of September 30, 2010, an increase of $10.9 million from $121.7 million at December 31, 2009. The increase in debt was due to additional mortgage debt of $12.3 million, offset by repayments on mortgage debt of $1.4 million.
Cash used in investing activities was $12.4 million for the nine months ended September 30, 2010 compared to $25.4 million in the nine months ended September 30, 2009. Investment activities in the nine months ended September 30, 2010 included $7.6 million for purchases of property and equipment, $4.6 million for the expansion program and $0.2 million for the purchase of securities for our executive retirement plan. Investment activities in the nine months ended September 30, 2009, included payments for new construction projects of $12.9 million, other capital expenditures of $12.3 million and $0.2 million for the purchase of securities for our executive retirement plan.
Cash provided by financing activities was $8.9 million for the nine months ended September 30, 2010 compared to cash used in financing activities of $24.4 million in the nine months ended September 30, 2009. Financing activities in the nine months ended September 30, 2010 included $12.3 million of additional mortgage debt, offset by $2.0 million for the repurchase of Class A Common Stock and $1.4 million for the repayment of mortgage debt. In the 2009 period, financing activities consisted primarily of the repayment of borrowings under our $120 million credit facility of $24.0 million, the issuance of mortgage debt of $14.0 million, the repayments of other mortgage debt of $8.3 million and the repurchase of Class A Common Stock at a total cost of $5.8 million.
$120 Million Credit Facility
On November 10, 2006, we entered into a five year, $100 million credit facility with General Electric Capital Corporation and other lenders. The facility, which matures in November 2011, is guaranteed by certain ALC subsidiaries that own 64 residences and secured by a lien against substantially all of the assets of ALC and such subsidiaries. Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate or LIBOR plus an amount that varies according to a pricing grid based on a consolidated leverage test. Since the inception of this facility, this amount has been 150 basis points. Average interest rates under the facility were 1.8% and 2.0% during the nine month periods ended September 30, 2010 and 2009, respectively.
On August 22, 2008, ALC entered into an agreement to amend the $100 million revolving credit agreement to allow ALC to borrow up to an additional $20 million, bringing the size of the facility to $120 million. Under certain conditions and subject to possible market rate adjustments on the entire facility, ALC may request that the facility be increased up to an additional $30 million.
In general, borrowings under the facility are limited to five times ALC’s consolidated net income during the prior four fiscal quarters plus, in each case to the extent included in the calculation of consolidated net income, customary add-backs in respect of provisions for taxes, consolidated interest expense, amortization and depreciation, losses from extraordinary items, and other non-cash expenditures (including non-recurring expenses incurred by ALC in connection with the separation of ALC and its former parent, Extendicare) minus, in each case to the extent included in the calculation of consolidated net income, customary deductions in respect of credits for taxes, interest income, gains from extraordinary items, and other non-recurring gains. ALC is subject to certain restrictions and financial covenants under the facility including maintenance of minimum consolidated leverage and minimum consolidated fixed charge coverage ratios. Payments for capital expenditures, acquisitions, dividends and stock repurchases may be restricted if ALC fails to maintain consolidated leverage ratio levels specified in the facility. In addition, upon the occurrence of certain transactions, including but not limited to sales of property mortgaged to General Electric Capital Corporation and the other lenders, equity and debt issuances and certain asset sales, ALC may be required to make mandatory prepayments. ALC is also subject to other customary covenants and conditions. Outstanding borrowings under the facility were $50 million at both September 30, 2010 and December 31, 2009. As of September 30, 2010 and December 31, 2009, ALC was in compliance with all applicable financial covenants and available borrowings under the facility were $70 million.

ASSISTED LIVING CONCEPTS, INC.
We entered into derivative financial instruments in November 2008 and March 2009, specifically interest rate swaps, for non-trading purposes. We may use interest rate swaps from time to time to manage interest rate risk associated with floating rate debt. The November 2008 and March 2009 interest rate swap agreements expire in November 2011, the same time our $120 million revolving credit facility matures, and have a total notional amount of $50.0 million. We elected to apply hedge accounting for both interest rate swaps because they are an economic hedge of our floating rate debt and we do not enter into derivatives for speculative purposes. Both interest rate swaps are cash flow hedges. The derivative contracts had a negative net fair value of $1.2 million as of September 30, 2010 and December 31, 2009, based on current market conditions affecting interest rates, and are recorded in other long-term liabilities.
Debt Instruments
Except for the addition of $12.3 million of new mortgage debt, there were no material changes in our debt obligations from December 31, 2009 to September 30, 2010, and, as of the date of this report, ALC was in compliance with all financial covenants in its debt agreements.
Principal Repayment Schedule
Except for the addition of $12.3 million of new mortgage debt, there were no material changes in our monthly debt service payments from December 31, 2009 to September 30, 2010.
Letters of Credit
As of September 30, 2010, ALC had $6.4 million in outstanding letters of credit, the majority of which are collateralized by property. Approximately $4.8 million of the letters of credit provide security for workers’ compensation insurance and the remaining $1.6 million of letters of credit are security for landlords of leased properties. The letters of credit have maturity dates ranging from October 2010 to October 2011.
Restricted Cash
As of September 30, 2010, restricted cash consisted of $1.2 million of cash deposits as security for Oregon Trust Deed Notes and $1.7 million of cash deposits as security for HUD insured mortgage loans.
Off Balance Sheet Arrangements
ALC has no off balance sheet arrangements.
Cash Management
As of September 30, 2010, we held unrestricted cash and cash equivalents of $37.1 million. Effective November 1, 2010, we utilized $27.5 million of cash to complete the purchase of nine senior living residences from HCP, Inc. We forecast cash flows on a regular monthly basis to determine the investment periods, if any, of certificates of deposit and we monitor daily incoming and outgoing expenditures to ensure available cash is invested on a daily basis when warranted. As of September 30, 2010, approximately $1.7 million of our cash balances were held by Pearson to provide for potential insurance claims.
Future Liquidity and Capital Resources
We believe that existing funds and cash flow from operations, together with other available sources of liquidity, including borrowings available under our $120 million revolving credit facility, which matures in November 2011, and other borrowings which may be obtained through refinancing maturing loans or additional loans on currently unencumbered properties, will be sufficient to fund operations, expansions, acquisitions, stock repurchases, anticipated capital expenditures, and required payments of principal and interest on our debt for the next twelve months.
However, the failure to meet certain operating and occupancy covenants in the CaraVita operating lease could give the lessor the right to accelerate the lease obligations and terminate our right to operate all or some of those properties. We were in compliance with all such covenants as of September 30, 2010, but continued poor economic conditions could constrain our ability to remain in compliance in the future. Failure to comply with those obligations could result in our being required to make an accelerated payment of the present value of the remaining obligations under the lease through its expiration in March 2015 (approximately $21.9 million as of September 30, 2010), as well as the loss of future revenue and cash flow from the operations of those properties. The acceleration of the remaining obligation and loss of future cash flows from operating those properties could have a material adverse impact on our operations.

ASSISTED LIVING CONCEPTS, INC.
Expansion Program
In February 2007, we announced plans to add a total of 400 units to our existing owned buildings. By the end of the third quarter of 2010, we had completed, licensed, and begun accepting new residents in 347 of these units. Construction continues on the remaining expansion units. We are planning on completing the remaining units in 2011. We have spent $40.1 million on this expansion program through September 30, 2010 and our current cost estimate for the program is $115,000 per unit, or a total of $46 million.
Share Repurchase
In the first nine months of 2010, we repurchased 67,385 shares of our Class A Common Stock at a cost of $2.0 million and an average price of $30.24 per share (excluding fees). At September 30, 2010, approximately $14.8 million remained available under the $15 million repurchase program that was extended and expanded on August 9, 2010.
Accrual for Self-Insured Liabilities
At September 30, 2010, we had an accrued liability for settlement of self-insured liabilities of $2.0 million in respect of general and professional liability claims. Claim payments were $0.4 million and $0.5 million for the nine month periods ended September 30, 2010 and 2009. The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported. We estimate that $0.5 million of the total $2.0 million liability will be paid in the next twelve months. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. Provisions for general and professional liability insurance are determined using annual independent actuarial valuations. We believe we have provided sufficient provisions for general and professional liability claims as of September 30, 2010.
At September 30, 2010, we had an accrual for workers’ compensation claims of $2.9 million. Claim payments for the nine months ended September 30, 2010 and 2009 were $1.9 million for both periods. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. Provisions for workers’ compensation insurance are determined using annual independent actuarial valuations. We believe we have provided sufficient provisions for workers’ compensation claims as of September 30, 2010.
At September 30, 2010, we had an accrual for medical insurance claims of $0.7 million. The accrual is an estimate based on the historical claims per participant incurred over the historical lag time between date of service and payment by our third party administrator. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. We believe we have provided sufficient provisions for medical insurance claims as of September 30, 2010.
Unfunded Deferred Compensation Plan
At September 30, 2010 we had an accrual of $3.2 million for our unfunded deferred compensation plan. We implemented an unfunded deferred compensation plan in 2005 which is offered to company employees who are defined as highly compensated by the Internal Revenue Code. Participants may defer up to 10% of their base salary.
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
Contractual Obligations
As of September 30, 2010, other than $12.3 million of new mortgage debt which closed on September 30, 2010, there were no material changes in our contractual obligations outside of the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ASSISTED LIVING CONCEPTS, INC.
On November 1, 2010, ALC completed the acquisition of nine senior living residences from HCP, Inc. The nine residences were previously leased and operated by ALC under leases expiring between November 2010 and May 2012. The purchase price was $27.5 million plus certain transaction costs and was paid in cash. The nine residences, two of which are located in New Jersey and seven in Texas, contain a total of 365 units.
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

ASSISTED LIVING CONCEPTS, INC.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Qualitative Disclosures
At September 30, 2010, our long-term debt, including the current portion, consisted of fixed rate debt of $82.4 million, exclusive of a $0.2 million purchase accounting market value adjustment, and variable rate debt of $50 million. At December 31, 2009, our long-term debt, including the current portion, consisted of fixed rate debt of $71.5 million, exclusive of a $0.2 million purchase accounting market value adjustment, and variable rate debt of $50 million.
Our earnings are affected by changes in interest rates on unhedged borrowings under our $120 million credit facility. At September 30, 2010, we had $50 million of variable rate borrowings based on LIBOR plus a premium, all of which was hedged. As of September 30, 2010, our variable rate was 150 basis points in excess of LIBOR. For every 1% change in LIBOR, our interest expense will change by approximately $500,000 annually. This analysis does not consider changes in the actual level of borrowings or repayments that may occur subsequent to September 30, 2010. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.
In order to reduce risk related to our variable rate debt, from time to time we may enter into interest rate swap contracts or other interest rate protection agreements. As of September 30, 2010, we had the following interest rate swap contracts:

				Fair Value
Contract Date	Notional Amount	Fixed Rate	Maturity	at September 30, 2010
November 13, 2008	$30 million	2.83%	November 2011	$(823,104)
March 10, 2009	$20 million	1.98%	November 2011	$(355,647)
A 1% increase in interest rates would increase the fair value of these swap contracts by approximately $0.6 million and a 1% decrease in interest rates would decrease the fair value of these swap contracts by approximately $0.6 million.
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
The downturn in the United States housing market in 2007 through 2009 triggered a constriction in the availability of credit that is expected to continue through 2011. This could impact our ability to borrow money or refinance existing obligations at acceptable rates of interest. Lending standards for securitized financing have become tighter, making it more difficult to borrow. However, we have experienced no significant barriers to obtaining credit and do not expect to in the near future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “—Future Liquidity and Capital Resources.”
We do not speculate using derivative instruments and do not engage in derivative trading of any kind.

ASSISTED LIVING CONCEPTS, INC.
Quantitative Disclosures
Other than $12.3 million of new mortgage debt which closed on September 30, 2010, there were no material changes in the principal or notional amounts and related weighted average interest rates by year of maturity for our debt obligations since December 31, 2009.

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

ASSISTED LIVING CONCEPTS, INC.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In compliance with Item 703 of Regulation S-K, the Company provides the following summary of its repurchases of Class A Common Stock during its third quarter of 2010.

					(d)
			(b)		Maximum Number (or
			Average	(c)	Approximate Dollar
	(a)		Price Paid	Total Number of Shares	Value) of Shares that
	Total Number		Per Share	Purchased as Part of	May Yet Be
	of Shares		(excluding	Publicly Announced	Repurchased Under the
Period	Repurchased		fees)	Plans or Programs	Plans or Programs (1)
July 1, 2010 to July 31, 2010	25,773		$29.22	25,773	$11,339,064
August 1, 2010 to August 31, 2010	5,902		$28.13	5,902	$14,833,996
September 1, 2010 to September 30, 2010	—		—	—	$14,833,996

Total	31,675	(1)	$29.02	31,675	$14,833,996

(1)	Consists of shares repurchased under the share repurchase program approved by the Board of Directors on August 9, 2009 under which ALC was authorized to purchase up to $15 million of its outstanding shares of Class A Common Stock through August 9, 2010 (exclusive of fees). On August 9, 2010, the Board of Directors extended and expanded the repurchase program by authorizing the purchase of up to $15 million in Class A Common Stock over the twelve-month period ending August 9, 2011.

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
John Buono
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Date: November 4, 2010

S-1

ASSISTED LIVING CONCEPTS, INC.
EXHIBIT INDEX TO SEPTEMBER 30, 2010 QUARTERLY REPORT ON FORM 10-Q

Exhibit
Number	Description

10.1
Amended and Restated Loan Agreement, effective as of September 30, 2010, by and between ALC Three, LLC as borrower, Assisted Living Concepts, Inc. as guarantor, and TCF National Bank (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated September 29, 2010, File No. 001-13498)

10.2
Amended and Restated Guaranty Agreement by Assisted Living Concepts, Inc. as guarantor pursuant to Amended and Restated Loan Agreement, effective as of September 30, 2010, by and between ALC Three, LLC as borrower, Assisted Living Concepts, Inc. as guarantor, and TCF National Bank (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated September 29, 2010, File No. 001-13498)

10.3
Purchase and Sale Agreement and Joint Escrow Instructions by and between HCP, Inc., Texas HCP Holdings, L.P. and Texas HCP Seven Holdings, L.P. as sellers and Assisted Living Concepts, Inc. and ALF Partners, L.P. as buyers made and entered into as of October 11, 2010 (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated October 11, 2010, File No. 001-13498)

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