Form 10-Q/A
period 2010-09-30
ASSISTED LIVING CONCEPTS INC
filed 2010-11-12
CIK 929994

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2010, the Company had 9,984,933 shares of its Class A Common Stock, $0.01 par value per share, outstanding and 1,521,801 shares of its Class B Common Stock, $0.01 par value per share, outstanding.

EXPLANATORY NOTE

This amended Quarterly Report on Form10-Q/A corrects the number of shares outstanding as of November 1, 2010 appearing on the cover page.

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