Form 10-K
period 2010-12-31
ASSISTED LIVING CONCEPTS INC
filed 2011-03-10
CIK 929994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $180 million. For purposes of this computation shares of Class B Common Stock were assumed to have the same market value as Class A Common Stock. Common shares held as of June 30, 2010 by executive officers, directors and holders of more than 5% of the outstanding common shares have been excluded from this computation because such persons or institutions may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.
As of March 3, 2011, the registrant had 10,003,069 shares of its Class A Common Stock, $0.01 par value outstanding and 1,468,553 shares of its Class B Common Stock, $0.01 par value outstanding.
Documents Incorporated by Reference
Certain sections of the registrant’s definitive proxy statement relating to its 2011 annual stockholders’ meeting to be held on May 2, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ASSISTED LIVING CONCEPTS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

ASSISTED LIVING CONCEPTS, INC.
PART I

ITEM 1	— BUSINESS
The Company
As of December 31, 2010, Assisted Living Concepts, Inc. (“ALC”) and its subsidiaries operated 211 senior living residences in 20 states in the United States totaling 9,305 units. ALC’s residences typically range from 40 to 60 units and offer residents a supportive, home-like setting and assistance with the activities of daily living.
ALC became an independent, publicly traded company listed on the New York Stock Exchange on November 10, 2006 (the Separation Date”) when shares of ALC Class A and Class B Common Stock were distributed by Extendicare Inc., now known as Extendicare Real Estate Investment Trust (“Extendicare”), to its stockholders (“the Separation”).
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
Following the ALC Purchase, Extendicare consolidated its assisted living operations with ALC’s and reorganized ALC’s internal reporting structure and operations to include previously owned EHSI assisted living residences. Between January 31, 2005 and November 10, 2006, ALC operated its 177 original residences and between 29 and 35 residences owned by EHSI. Shortly before the Separation, ALC purchased 29 assisted living residences from EHSI consisting of approximately 1,412 units. In addition, on November 1, 2006, ALC acquired an assisted living residence in Escanaba, Michigan consisting of 40 units from an unrelated third party. Together with ALC’s original 6,838 units and after certain other adjustments, ALC operated a total of 8,302 units at December 31, 2006. On July 20, 2007 ALC acquired a 185 unit property in Dubuque, Iowa and in the fourth quarter of 2007, opened additions to two existing properties which added 48 units. ALC operated 8,535 units as of December 31, 2007. On January 1, 2008, ALC acquired the operations of eight leased residences totaling 541 units and at the end of the fourth quarter of 2008, ALC opened additions on four of its properties adding an additional 78 units. ALC operated 9,154 units at December 31, 2008. During 2009, ALC opened additions on 12 of its properties adding an additional 244 units and combined two residences located on the same campus. After the close of business on December 31, 2009, ALC ceased to operate four previously leased properties consisting of 118 units. As of January 1, 2010, ALC operated 211 properties with 9,280 units in 20 states. During 2010, ALC opened an addition on one property adding 25 additional units. ALC operated 9,305 units at December 31, 2010.
On June 19, 2006, ALC formed Pearson Insurance Company, LTD (“Pearson”), a wholly-owned, consolidated, Bermuda- based captive insurance company, to self-insure general and professional liability risks. On July 30, 2009, ALC formed Swan Home Health, LLC (“Swan Home Health”), a wholly-owned consolidated subsidiary, to provide health care services in certain of our residences. In addition, on October 14, 2010, ALC formed Swan Companion Care, LLC (“Swan Companion Care”) a wholly-owned consolidated subsidiary, to provide health care services in our residence located in Alabama.
Financial Presentation
For periods prior to the Separation Date, the historical consolidated financial and other data in this report have been prepared to include all of Extendicare’s assisted living business in the United States, consisting of:
•	177 assisted living residences operated by ALC since the ALC Purchase:

•
the assisted living residences operated by EHSI through the Separation Date, which ranged from 29 to 36 residences between January 1, 2003 and the date of the ALC Purchase and consisted of 32 residences operated by EHSI at December 31, 2005;

•	three assisted living residences that were constructed and owned by EHSI (two of which were operated by ALC) during 2005;

•	Pearson since its formation; and

•	A residence in Escanaba, Michigan since its acquisition on November 1, 2006.
After the Separation Date, the consolidated financial statements represent Pearson, the 177 assisted living residences operated by ALC prior to the Separation, 29 residences purchased from EHSI shortly before the Separation (two of which were combined into one residence in 2009), one residence acquired by ALC in November 2006, one residence acquired by ALC in July 2007 and eight leased residences acquired by ALC in January 2008, from and after their respective dates of acquisition, 78 units opened as part of additions to existing residences in 2008, 244 units opened as part of additions to existing residences in 2009 and 25 units opened as part of additions in 2010 and Swan Home Health and Swan Companion Care since their formation.
After the close of business on December 31, 2009, ALC ceased to operate four previously leased properties consisting of 118 units. All previously reported data relating to these units have been reclassified to discontinued operations. As of December 31, 2010, ALC operated 211 residences with 9,305 units in 20 states.
ALC operates in a single business segment with all revenues generated from those properties located within the United States.
Our Business
We operate senior living residences that provide seniors with a supportive, home-like setting with care and services, including 24-hour assistance with activities of daily living, medication management, life enrichment, health and wellness, and other services either directly from ALC employees or indirectly through wholly-owned health care service subsidiaries. See “Our Services” below. Our residences are in the middle of a broad spectrum of senior living options that ranges from apartments to skilled nursing facilities. In general, the type of senior living residence that is appropriate for a senior depends on his or her particular preferences and life circumstances, especially health and physical condition and the corresponding level of care that he or she requires. Seniors may move into one of our residences by choice or by necessity. As of December 31, 2010, we provided senior living accommodations and services through 211 residences containing 9,305 units located in 20 states.
Our residences are purpose-built to meet the special needs of seniors and typically are located in targeted, middle-market suburban bedroom communities that were selected on the basis of a number of factors, including the size of our targeted demographic resident pool in the community. Our residences include features designed to appeal to seniors and their decision makers. The majority of our residences are 40 to 60 units, single story, square shaped buildings with an enclosed courtyard, a mix of studio and one-bedroom apartments, and wide hallways to accommodate our residents who use walkers and wheelchairs. The relatively small number of units in our residences and the design of our buildings enhance our ability to provide effective security and care, while also appealing to seniors who generally prefer easy access to their living quarters, pleasing aesthetics, and simplicity of design. At December 31, 2010, we owned 161 of our residences and operated 50 under various leases.
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
Expansion Program
In February 2007, we announced plans to add a total of 400 units onto our existing owned residences. In 2008, 2009 and 2010, we completed, licensed and began accepting new residents in 78, 244, and 25 units, respectively, aggregating a total of 347 units. As of the date of this report, we are targeting completion of 20 units in the first quarter of 2011. Our cost has been approximately $113,000 per unit. We expended $41.1 million through December 31, 2010, and expect to spend an additional $0.4 million in 2011. We continue to evaluate expansion opportunities in promising markets.
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
Seasonality
While our business generally does not experience significant fluctuations from seasonality, winter months tend to result in more residents exiting our residences due to illnesses requiring hospitalization or skilled nursing facility services. Approximately 23%, 22%, and 21% of our residence operating expenses came from property related costs, including utilities, in 2010, 2009, and 2008, respectively. Because we operate in many four season states, utility costs associated with heating and cooling our residences tend to fluctuate by season. Generally, our first and third quarter utility costs tend to exceed our second and fourth quarter utility expenses by approximately 25% to 35%.
Working Capital
It is not unusual for us to operate with a negative working capital position because our revenues are collected more quickly, often in advance, than our obligations are required to be paid. This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or used to repay longer term liabilities.

Customers
Payments from residents (or their responsible parties) who pay us directly (“private pay”) comprised approximately 98%, 95% and 92% of our revenues in 2010, 2009 and 2008, respectively. Our business is not materially dependent upon any single customer. Although our reliance has significantly diminished, we depend upon funding from various state Medicaid programs for payments of service fees for residents who pay through these programs. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Medicaid Programs” below.
Government Regulation
State licensing agencies regulate certain of our operations and where applicable monitor our compliance with a variety of state and local laws governing licensure, changes of ownership, personal and nursing services, accommodations, construction, life safety, food service, and cosmetology. Generally, the state oversight and monitoring of senior living operators has been less burdensome than experienced in the skilled nursing industry. Areas most often regulated by these state agencies include:
•	Qualifications of management and health care personnel;

•	Minimum staffing levels;

•	Dining services and overall sanitation;

•	Personal care and nursing services;

•	Assistance or administration of medication/pharmacy services;

•	Residency agreements;

•	Admission and retention criteria;

•	Discharge and transfer requirements; and

•	Resident rights.
Our residences may be subject to periodic unannounced surveys by state and other local government agencies to assess and assure compliance with the respective regulatory requirements. A survey can also occur following a state’s receipt of a complaint regarding a residence. If one of our residences is cited for alleged deficiencies by the respective state or other agencies, we may be required to implement a plan of correction within a prescribed timeframe. Upon notification or receipt of a deficiency report, our regional and corporate teams assist the residence to develop, implement and submit an appropriate corrective action plan. Most state citations and deficiencies are resolved through the submission of a plan of correction that is reviewed and approved by the state agency. The survey team will conduct a re-visit to validate substantial compliance with the state rules and regulations.
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
Medicaid Programs
As of December 31, 2010, 22 of our 211 residences participated in State Medicaid programs and at December 31, 2010, 97 of our 9,305 units were occupied by Medicaid residents. Medicaid programs generally reimburse providers for the cost associated with the service component of our operations. Medicaid residents are responsible to pay a certain amount of their available income each month to cover the room and board costs. The reimbursement rates paid to providers are established by state Medicaid departments. The same rates are paid to all providers irrespective of their actual costs. Reimbursement rates vary significantly from state to state.
In recent years, as state budgets have tightened, Medicaid annual rate increases for home and community-based services have decreased and in some instances rates have been frozen or have declined for several years. In order to reduce our reliance upon Medicaid funding, over the last year we decreased the number of our residences participating in the Medicaid program by approximately 56%. Medicaid revenues represented 2%, 5% and 8% of our overall revenues for 2010, 2009 and 2008, respectively. Our election to accept Medicaid within a state is on a residence by residence basis and we are not required to remain in any Medicaid programs (subject to notification requirements where required).
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
We compete directly with companies that provide living services to seniors as well as other companies that provide similar long-term care alternatives. In most of the communities in which we operate, we face two or three competitors that offer senior living residences similar to ours in size, price and range of services offered. In addition, we face competition from other providers in the senior living industry including companies that provide adult day care in the home, congregate care residences where residents elect the services to be provided, continuing care retirement centers on campus-like settings, and nursing homes that provide long-term care services.
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
The senior living industry, and specifically the independent living and assisted living segments, is large and fragmented. It is characterized by numerous local and regional operators, although there are several national operators similar in size or larger than us. The independent and senior living industry can be segregated into different market segments based upon the resources of the target population and the geographic area surrounding the operating residence. We compete with the national operators, as well as a combination of local and regional companies, several of which may have substantially more resources than us, directly or indirectly in the middle-market, suburban bedroom communities that we target.

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

•
our ownership of 161 assisted living residences, or more than 76% of the total number of residences we operate, which increases our operating flexibility by allowing us to refurbish or expand residences to meet changing consumer demands without having to obtain landlord consent, and divest residences and exit markets at our discretion;

•	the staffing model of our residences which emphasizes the importance we place on delivering quality care to our residents, with a particular emphasis on preventative care and wellness; and
•	targeting communities based on their demographic profile, the average wealth of the population, and the cost of operating in the community.
Employees
As of December 31, 2010, we employed approximately 4,200 people, including approximately 300 registered and licensed practical nurses, 2,400 nursing assistants and 1,500 dietary, housekeeping, maintenance and other staff.
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
Corporate Organization
Our corporate headquarters is located in Menomonee Falls, Wisconsin, where we have centralized various functions in support of our operations, including our human resources, legal, purchasing, internal audit, and accounting and information technology support functions. At our corporate offices, senior management provides overall strategic direction, seeks development and acquisition opportunities, and manages the overall business. The human resources function implements corporate personnel policies and administers wage and benefit programs. We have dedicated clinical, accounting, legal, marketing, and risk management support groups for our operations. Senior departmental staff are responsible for the development and implementation of corporate-wide policies pertaining to resident care, employee hiring, training and retention, marketing initiatives and strategies, risk management, residence maintenance, and project coordination.

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
On November 19, 2010, the New Jersey Department of Health and Senior Services (“DHSS”) issued a cease and desist order alleging that ALC was operating four unlicensed assisted living residences in the state of New Jersey. The order assessed a fine of $2,500 per day, per building beginning October 16, 2010. ALC management disagrees with DHSS’ allegations and has filed a timely appeal with the New Jersey Office of Administrative Law (“OAL”). This appeal is currently pending.
At the request of DHSS, ALC attended a meeting in January, 2011 with representatives from this agency and the Department of Community Affairs wherein the parties discussed the potential settlement of this dispute. An initial settlement proposal sent to ALC by DHSS included payments by ALC of certain administrative costs, but no monetary penalties related to the cease and desist order. Since the cease and desist order is based on a per day fine and limitations on the operation of the business in the state of New Jersey, the financial impact to ALC can not be determined at this time and could be material to the operations and financial condition of ALC. ALC believes the cease and desist order is without merit and that the resolution of this matter will not have a material effect on the operations or financial condition of ALC.
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
Risks Relating to Our Business
Unfavorable economic conditions, such as recessions, high unemployment, and declining housing markets, adversely affect the ability of seniors to afford our resident fees and could cause occupancy, revenues, and earnings to decline.
Economic downturns limit the ability of seniors to afford our resident fees. High unemployment levels may limit the ability of family members to provide financial support and may provide family members with the time necessary to take care of seniors in their homes. Some residents depend on income from the sale of their homes or from other investments or financial support from family members in order to afford our resident fees. Costs to seniors associated with senior living services are not generally reimbursable under government reimbursement programs such as Medicare and Medicaid. Our occupancy rates and revenues could decline if we are unable to retain or attract seniors with sufficient income, assets or other resources required to pay the fees associated with senior living services. If our average daily census in 2010 had decreased by one percentage point proportionately across all payer sources, we estimate our revenue would have decreased by approximately $2.3 million.

We face numerous competitors and, if we are unable to compete successfully, we could lose occupancy, revenues and earnings.
Our business is highly competitive, particularly with respect to private pay residents. We compete locally and regionally with other long-term care providers, including assisted and independent living providers, congregate care providers, home healthcare providers, skilled nursing facilities, and continuing care retirement communities, including both for-profit and not-for-profit entities. We compete based on price, the types of services provided, quality of care, reputation, and the age and appearance of residences. Because there are relatively few barriers to entry in the senior living industry, competitors could enter the areas in which we operate with new residences or upgrade existing residences and offer residents more appealing residences with more amenities than ours at a lower cost. The availability and quality of competing residences in the areas in which we operate can significantly influence occupancy levels in our residences. The entrance of any additional competitors or the expansion of existing competing residences could result in our loss of occupancy, revenues and earnings.
If we fail to cultivate new or maintain existing relationships with resident referral sources in the markets in which we operate, our occupancy, revenues, and earnings may deteriorate.
Our ability to improve our overall occupancy, revenues and earnings depends on our reputation in the communities we serve and our ability to successfully market to our target population. A large part of our marketing and sales efforts is directed towards cultivating and maintaining relationships with key community organizations who work with seniors, physicians and other healthcare providers in the communities we serve, whose referral practices significantly affect the choices seniors make with respect to their long-term care needs. If we are unable to successfully cultivate and maintain strong relationships with these community organizations, physicians and other healthcare providers, our occupancy, revenues and earnings could decline.
Events which adversely affect the perceived desirability, health or safety of our residences to current or potential residents could cause occupancy, revenues, and earnings to decline.
Our success depends upon maintaining our reputation for providing quality senior living services. In addition, our residents live in close proximity to one another and may be more susceptible to disease than the general population. Any event that raises questions about the quality of the management of one or more of our residences or that raises issues about the health or safety of our residents could cause occupancy, revenues, and earnings to decline.
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

Our planned exit from Medicaid programs has resulted in a significant number of vacancies.
Our strategy to increase revenues by increasing the proportion of units that are occupied by private pay residents included a planned, gradual exit from state Medicaid programs. As we exit these programs, units formerly occupied by Medicaid residents became available for private pay residents. There is no assurance that we will be successful in filling these vacant units with private pay residents. Failure to successfully fill vacated units with private pay residents on a timely basis could adversely affect our operations and financial results.
We operate in a regulated industry. Failure to comply with laws or government regulation could lead to fines and penalties.
The regulatory requirements for assisted living residence licensure generally prescribe standards relating to the provision of services, resident rights, qualification and level of staffing, employee training, administration and supervision of medication needs for the residents, and the physical environment and administration. These requirements could affect our ability to expand into new markets, to expand our services and residences in existing markets and, if any of our presently licensed residences were to operate outside of its licensing authority, may subject us to penalties including closure of the residence. Future regulatory developments as well as mandatory increases in the scope and severity of deficiencies determined by survey or inspection officials could cause our operations to suffer.
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
We face periodic reviews, audits and investigations from federal and state government agencies and these audits could have adverse findings that may negatively impact our business.
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

Risks Relating to Our Indebtedness and Lease Arrangements
Financial market conditions could restrict the availability of credit which could adversely affect our ability to refinance indebtedness or to borrow funds for working capital, acquisitions, expansions and share repurchases.
We believe the lenders under our new $125 million revolving credit facility with U.S. Bank National Association will continue to meet their obligations to fund our borrowing requests. However, given uncertainty in financial markets, we can not provide assurance of their continued ability to meet their obligations under the credit facility. We believe that existing funds and cash flow from operations will be sufficient to fund our operations, expansion program, and required payments of principal and interest on our debt until the maturity of our $125 million credit facility in February 2016. In the event that our lenders were unable to fulfill their obligations to provide funds upon our request under the $125 million revolving credit facility, it could have a material adverse impact on our ability to fund future expansions, acquisitions and share repurchases.
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
Risks Relating to Our Class A Common Stock and Our Continuing Relationships with Thornridge Holdings Limited and Extendicare
Thornridge Holdings Limited has the ability to control the direction of our business. The concentrated ownership of our Class B Common Stock makes it difficult for holders of our Class A Common Stock to influence significant corporate decisions.
On December 6, 2010, Thornridge Holdings Limited (“Thornridge Holdings”) (which is owned directly or indirectly by members of the extended family of Jean Hennigar, a daughter of the late R.A. Jodrey) filed a Schedule 13D with the United States Securities and Exchange Commission reporting that on November 5, 2010, Blomidon Investments Limited, the ultimate parent of Scotia Investments Limited, and three holding companies of Blomidon that owned all of the common shares of Blomidon, including Thornridge Holdings, completed a reorganization pursuant to which, among other things, Thornridge Holdings acquired all of the shares of Class A Common Stock and Class B common stock of Assisted Living Concepts, Inc. previously owned directly or indirectly by Scotia Investments Limited. Scotia Investments was also owned by members of the R.A. Jodrey family. As of December 31, 2010, Thornridge Holdings and its subsidiaries, owned approximately 89% of the outstanding shares of our Class B Common Stock and approximately 2% of the outstanding shares of our Class A Common Stock, which together represents approximately 54% of the total voting power of our common stock. Accordingly, Thornridge Holdings generally has the ability to influence or control matters requiring stockholder approval, including the nomination and election of directors and the determination of the outcome of corporate transactions such as mergers, acquisitions and asset sales. Our chairman, Mr. Hennigar, is chairman, chief executive officer and a director of Thornridge Holdings. Mr. Hennigar disclaims beneficial ownership of the shares held by Thornridge Holdings. In addition, the disproportionate voting rights of our Class B Common Stock may make us a less attractive takeover target.
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
Extendicare was subject to U.S. Federal income tax on the distribution of our common stock at the time of the Separation. Under U.S. Federal income tax law, ALC and Extendicare are jointly and severally liable for any taxes imposed on Extendicare for the periods during which we were a member of its consolidated group, including any taxes imposed with respect to the distribution of our common stock. Under our tax allocation agreement with Extendicare, Extendicare has agreed to indemnify us if we are held liable for any taxes imposed in connection with the distribution of common stock. However, Extendicare may not have sufficient assets to satisfy any such liability, and we may not successfully recover from Extendicare any amounts for which we are held liable. Our liability for any taxes imposed on Extendicare could have a material adverse effect on our results of operations and financial condition.
Conflicts of interest may arise between us and Extendicare that could be resolved in a manner unfavorable to us.
As part of the Separation, we entered into a number of transition agreements with Extendicare, including agreements dealing with tax allocations and a separation agreement which covers matters such as the allocation of responsibility for certain pre-existing liabilities. Questions relating to conflicts of interest may arise between us and Extendicare relating to our past and ongoing relationships. Our Vice Chair and director, Mr. Rhinelander, also serves as Chairman and a trustee of Extendicare. Decisions with the potential to create, or appear to create, conflicts of interest could relate to the nature, quality and cost of transitional services rendered to us by Extendicare, competition for potential acquisition or other business opportunities, or employee retention or recruiting.
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
As of December 31, 2010, we operated 211 residences across 20 states, with the capacity to serve 9,305 residents. Of the residences we operated at December 31, 2010, we owned 161 and leased 50 pursuant to operating leases.
Our senior living operations are outlined in the following table:

						Total Residences Under
	Owned			Leased from Others		Operation
			Resident		Resident		Resident
	Number	Encumbered(1)	Capacity	Number	Capacity	Number	Capacity
Texas	34	21	1,386	7	276	41	1,662
Indiana	21	11	940	2	78	23	1,018
Washington	13	5	588	8	308	21	896
Ohio	15	12	623	5	191	20	814
Wisconsin	11	11	712	—	—	11	712
Oregon	11	7	382	4	158	15	540
Iowa	6	3	434	1	35	7	469
Pennsylvania	10	10	393	1	39	11	432
Arizona	7	7	324	2	76	9	400
South Carolina	6	4	234	4	160	10	394
Idaho	5	5	196	4	148	9	344
Nebraska	5	2	168	4	156	9	324
New Jersey	7	2	273	1	39	8	312
Georgia	—	—	—	5	290	5	290
Louisiana	4	3	195	—	—	4	195
Michigan	4	1	180	—	—	4	180
Alabama	—	—	—	1	164	1	164
Minnesota	1	1	60	—	—	1	60
Kentucky	1	1	55	—	—	1	55
Florida	—	—	—	1	44	1	44

Total	161	106	7,143	50	2,162	211	9,305

(1)	Certain of our properties are pledged as collateral under debt obligations. See Note 11 to our consolidated financial statements.
On February 18, 2011, we simultaneously entered into a new $125 million credit facility and terminated our $120 million credit facility. See Managements Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Instruments — $120 Million Credit Facility and $125 Million Credit Facility in Item 7 of part II of this report. As a result, we reduced the number of encumbered properties by 33 properties from 106 at December 31, 2010 to 73 at February 18, 2011.
Corporate Offices
We own our corporate headquarters which is located in Menomonee Falls, Wisconsin. Our regional offices in Dallas, Texas and Seattle, Washington are leased.

ITEM 3	— LEGAL PROCEEDINGS
We are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to commercial contracts and premises and professional liability matters. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect the results of operations on a quarter-to-quarter basis, we believe that the outcome of such legal and other matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity. See “Legal Proceedings and Insurance in Item 1 of this report.

ITEM 4	— (REMOVED AND RESERVED)
Executive Officers of the Registrant
Listed below are the executive officers of ALC, together with their ages, positions and business experience for the past five years. All executive officers hold office at the pleasure of the Board of Directors.

Name	Age	Position
Laurie A. Bebo	40	President and Chief Executive Officer
John Buono	47	Senior Vice President, Chief Financial Officer and Treasurer
Walter A. Levonowich	54	Vice President and Controller
Mary T. Zak-Kowalczyk	47	Vice President and Corporate Secretary
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
Mary T. Zak-Kowalczyk. Ms. Zak-Kowalczyk was appointed Vice President and Corporate Secretary in December 2010. Prior to this appointment, Ms. Zak-Kowalczyk has been Senior Corporate Counsel for ALC since May 2006. From 2000 to 2006, she was employed by EHSI as corporate counsel and advised EHSI’s skilled nursing, assisted living and independent living operations on a variety of legal matters.

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

	High	Low
2010:
First quarter	$35.98	$24.24
Second quarter	$37.48	$29.00
Third quarter	$33.87	$26.15
Fourth quarter	$35.00	$29.01

2009:
First quarter	$23.90	$12.07
Second quarter	$20.18	$12.76
Third quarter	$23.65	$12.98
Fourth quarter	$26.75	$19.56
The closing sale price of our Class A Common Stock as reported on the NYSE on March 3, 2011, was $37.04 per share. As of that date there were 273 holders of record.
Our Class B Common Stock is neither listed nor publicly traded. On March 3, 2011, there were 58 holders of record of our Class B Common Stock.
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

A reconciliation of our outstanding shares since the Separation is as follows:

		Class A	Class B
		Common	Common	Treasury
		Stock	Stock	Stock
November 10, 2006		11,508,633	2,355,687	—
	Conversion of Class B to Class A	391,751	(364,419)	—

December 31, 2006		11,900,384	1,991,268	—
	Conversion of Class B to Class A	264,203	(245,776)	—
	Repurchase of Class A Common Stock	(938,212)	—	938,212

December 31, 2007		11,226,375	1,745,492	938,212
	Conversion of Class B to Class A	197,125	(183,391)	—
	Repurchase of Class A Common Stock	(980,187)	—	980,187

December 31, 2008		10,443,313	1,562,101	1,918,399
	Conversion of Class B to Class A	35,813	(33,451)	—
	Repurchase of Class A Common Stock	(430,452)	—	430,452

December 31, 2009		10,048,674	1,528,650	2,348,851
	Conversion of Class B to Class A	8,844	(8,340)	—
	Repurchase of Class A Common Stock	(92,485)	—	92,485
	Issuance of shares for stock options	2,000	—	—

December 31, 2010		9,967,033	1,520,310	2,441,336

ISSUER PURCHASES OF EQUITY SECURITIES
The following summary of repurchases of Class A Common Stock during the fourth quarter of 2010 is provided in compliance with Item 703 of Regulation S-K.

				(d)
				Maximum Number
			(c)	(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
	(a)	(b)	Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased (1)	Per Share	Programs	Programs (1)
October 1, 2010 to October 31, 2010	5,600	$29.38	5,600	$14,669,460
November 1, 2010 to November 30, 2010	12,800	$30.42	12,800	$14,280,115
December 1, 2010 to December 31, 2010	6,700	$31.00	6,700	$14,072,417

Total	25,100	$30.34	25,100	$14,072,417

(1)
Consists of shares repurchased under the extended and expanded share repurchase program approved by the Board of Directors on August 9, 2010 under which ALC is authorized to purchase up to $15 million of its outstanding shares of Class A Common Stock through August 9, 2011 (exclusive of fees).

Performance Graph
The following Performance Graph shows the changes for the period beginning November 10, 2006 (the Separation Date) and ended December 31, 2010 in the value of $100 invested in: (1) ALC’s Class A Common Stock; (2) the Standard & Poor’s Broad Market Index (the “S&P 500”); and (3) the common stock of the peer group (as defined below) of companies, whose returns represent the arithmetic average for such companies. The values shown for each investment are based on changes in share price and assume the immediate reinvestment of any cash dividends.
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
The following selected financial data as of and for each of the five years in the period ended December 31, 2010 have been derived from our audited consolidated financial statements. The selected financial data do not purport to indicate results of operations as of any future date or for any future period. The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes included elsewhere in this report.

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
Certain reclassifications have been made to the consolidated financial statements to conform to the presentation for 2010.
The financial information presented below may not reflect what our results of operations, financial position and cash flows will be in the future.

	Years Ended December 31,
	2010	2009	2008	2007	2006
			[-------------------- (Reclassified)[1]--------------------]
	(In thousands, except per share data)
Income Statement Data:
Revenues	$233,128	$228,723	$231,576	$225,906	$227,427
Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	139,689	142,048	150,645	149,168	151,125
General and administrative	15,080	13,515	12,789	13,073	10,857
Residence lease expense	19,846	20,044	19,910	14,323	14,302
Depreciation and amortization	22,806	21,219	18,333	17,290	16,363
Goodwill impairment	—	16,315	—	—	—
Impairment of long-lived assets	—	148	—	—	3,080
Transaction costs	—	—	—	56	4,415

Total operating expenses	197,421	213,289	201,677	193,910	200,142

Income from operations	35,707	15,434	29,899	31,996	27,285
Other expense:
Other-than- temporary investments impairment	(2,026)	—	—	—	—
Other	23	—	—	—	—
Interest income	11	54	614	1,631	852
Interest expense	(7,782)	(7,343)	(7,149)	(6,201)	(9,444)

Income from continuing operations before income taxes	25,933	8,145	23,364	27,426	18,693
Income tax expense	(9,449)	(7,343)	(8,652)	(10,287)	(8,508)

Net income from continuing operations	16,484	802	14,712	17,139	10,185
Net income (loss) from discontinued operations	—	(957)	(389)	40	(1,176)

Net income (loss)	$16,484	$(155)	$14,323	$17,179	$9,009

Per share data:
Basic earnings per common share:
Income from continuing operations	$1.43	$0.07	$1.18	$1.26	$0.73
Loss from discontinued operations	—	(0.08)	(0.03)	—	(0.08)

Net income (loss)	$1.43	$(0.01)	$1.15	$1.26	$0.65

Diluted earnings per common share:
Income from continuing operations	$1.41	$0.07	$1.17	$1.25	$0.73
Loss from discontinued operations	—	(0.08)	(0.03)	—	(0.08)

Net income (loss)	$1.41	$(0.01)	$1.14	$1.25	$0.65

	Years Ended December 31,
	2010	2009	2008	2007	2006
			[-------------------- (Reclassified)[1]--------------------]
	(In thousands)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$13,364	$4,360	$19,905	$14,066	$19,951
Property and equipment	437,303	415,454	413,149	385,539	364,763
Total assets	485,104	455,369	498,621	476,241	447,340
Total debt	132,110	121,737	147,756	120,797	81,366
Stockholders’ equity	289,259	272,971	279,739	294,534	316,838

(1)	Reflects the reclassification of 118 units previously classified as continuing operations to discontinued operations.

ITEM 7	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Executive Overview
In 2010, we continued to pursue our strategy of increasing both revenues and profitability by increasing private pay occupancy.
On a continuing residence basis, average private pay occupancy in the year ended December 31, 2010 increased by 90 units as compared to the year ended December 31, 2009. Over the course of 2010, private pay average occupancy levels trended up. Average private pay occupied units in continuing residences in 2010 were 5,468, 5,476, 5,492 and 5,495 for the first, second, third and fourth quarters, respectively. We believe our success in attracting and maintaining private pay residents in 2010 was, and may continue to be, affected by the current poor general economic conditions. Poor general economic conditions, especially those related to high unemployment levels and poor housing markets, affect private pay occupancy because:
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
Historically, a relatively large proportion of our residents paid for assisted living services through Medicaid programs. Since December 31, 2005, we have reduced the proportion of our residents who pay through Medicaid programs from 30% to less than 2% at December 31, 2010. We believe the planned reduction in Medicaid occupancy is a necessary part of our long-term operating strategy to improve our overall revenue base because:
•	our private pay rates generally exceed those paid through Medicaid reimbursement programs by 50% to 70%;
•	we reduce our exposure to reductions in reimbursement rates provided by government programs; and
•	our private pay residents typically have less severe health needs and require fewer services than residents funded by Medicaid programs, resulting in:
•	a better fit for our social and wellness model; and

•	a safer environment for employees and the other residents in our communities.
On a continuing residence basis, average Medicaid occupancy in the year ended December 31, 2010 decreased by 257 units as compared to the year ended December 31, 2009. Our Medicaid census continues to decline overall because we no longer accept new Medicaid residents at all but one of our residences. This planned reduction in Medicaid occupancy is referred to in this report as the “Medicaid Impact”. We expect the Medicaid Impact to lessen in 2011 and beyond. Our fourth quarter 2010 Medicaid occupancy represents less than 2% of our overall revenue.
We review our rates on an annual basis or as market conditions dictate. As in past years, we implemented rate increases as of the first of January. On a continuing residence basis, for the year ended December 31, 2010, rate increases, combined with our improved mix of private pay occupancy, resulted in an overall average rate increase of 5.0%. The increase in overall rates was attributable to an average private pay rate increase of 3.4%, enhanced by an improvement in our private pay mix. These increases compared to rate increases in the year ended December 31, 2009 of 5.7% and 4.4% for average overall and average private pay rates, respectively. Our private pay rate increases in 2010 were affected by the Recession Impact. We expect private pay rate increases in 2011 to range from 2.5% to 3.0%. Because our census of residents paying through Medicaid programs has and is expected to continue to decline, we expect our future overall rate increases to be impacted less by changes in payer mix.

Average occupancy as a percentage of total available units for all continuing residences in the years ended December 31, 2010, 2009 and 2008 was 62.5%, 64.2%, and 69.1%, respectively. Average private pay occupancy as a percentage of total occupied units in the years ended December 31, 2010, 2009 and 2008 for all continuing residences was 97.3%, 93.0%, and 88.6%, respectively. Private pay revenue as a percentage of total revenues for all continuing residences in the years ended December 31, 2010, 2009 and 2008 was 98.3%, 95.3% and 91.9%, respectively.
From time to time, we may increase or reduce the number of units we actively operate, which may affect reported occupancy and occupancy percentages.
Unit expansions
We have opened 347 units as part of our previously announced expansion program. These openings added 96 units to the average number of available units in the year ended December 31, 2010 as compared to the year ended December 31, 2009. The additional average occupied units from the expansion increased private pay occupancy during the year ended December 31, 2010 by 54 units as compared to the year ended December 31, 2009.
Acquisitions
On November 1, 2010, ALC completed the acquisition of nine senior living residences from HCP, Inc. The nine residences were previously leased and operated by ALC under leases expiring between November 2010 and May 2012. The purchase price was $27.5 million in cash plus certain transaction costs. As part of the consideration, ALC reclassified $0.5 million of unamortized leasehold improvements to property and equipment. The nine residences, two of which are located in New Jersey and seven in Texas, contain a total of 365 units.
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
In February 2007, we announced plans to add a total of 400 units to our existing owned buildings. By the end of 2010, we had completed, licensed, and begun accepting new residents in 367 of these units.
Construction continues on the remaining expansion units. As of the date of this report, we are targeting completion of 20 units in the first quarter of 2011. Since the inception of our expansion program we have spent $41.1 million through December 31, 2010, and our cost for the program has been $113,000 per unit, or a total of $41.5 million. This unit cost includes the addition of common areas such as media rooms, family gathering areas and exercise facilities. Our process of selecting buildings for expansion consisted of identifying what we believe to be our best performing buildings as determined by factors such as occupancy, strength of the local management team, private pay mix, and demographic trends for the area.
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
In April 2008 we temporarily closed a 50 unit residence in Texas. In 2009 we temporarily closed three residences consisting of 109 units in Oregon and subsequently reopened two of them consisting of 76 units in the fourth quarter of 2009 after refurbishment. Also in the fourth quarter of 2009, we closed two properties consisting of a total of 100 units in Arizona and one property consisting of 35 units in Idaho. In the first quarter of 2010, we closed a property in New Jersey consisting of 39 units. On January 1, 2011 we closed 2 properties consisting of 39 units in Washington and 35 units in Idaho. While we currently expect to refurbish all of our closed residences, we are also considering a variety of other options, including the sale of one or more of these residences. We believe the temporarily closed residences are located in markets with strong growth potential but require some updating and repositioning in the market. Once underway, refurbishments are expected to take three to six months to complete. Following refurbishment, we expect these projects will take approximately twelve additional months to stabilize occupancy. We spent approximately $200,000 to $400,000 on each of our reopened refurbishment projects and expect the cost of other refurbishments to be in that range.
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

•
Consolidated Results of Operations: This section provides an analysis of our results of operations for the year ended December 31, 2010 compared to the year ended December 31, 2009 and the year ended December 31, 2009 compared to the year ended December 31, 2008.

•	Liquidity and Capital Resources: This section provides a discussion of our liquidity and capital resources as of December 31, 2010, and our expected future cash needs.
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
Basis of Presentation of Historical Consolidated Financial Statements
The following is a description of significant events that occurred in our business since January 2008 and how those events affected the basis of presentation of our historical consolidated financial statements:
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

•	From December 31, 2007 to December 31, 2010, we constructed and opened 17 new additions consisting of a total of 347 units.
•
Effective December 31, 2009, we terminated the lease of four residences consisting of 118 units. For purposes of the audited consolidated financial statements, these residences have been reported as discontinued operations.

•	Effective November 1, 2010, we purchased nine residences consisting of 365 units which we had previously leased.
Business Overview
Revenues
We generate revenue from private pay and Medicaid sources. For the years ended December 31, 2010, 2009 and 2008, approximately 98%, 95% and 92%, respectively, of our revenues were generated from private pay sources. Residents are charged an accommodation fee that is based on the type of accommodation they occupy and a service fee that is based upon their assessed level of care. We generally offer studio, one-bedroom and two-bedroom accommodations. The accommodation fee is based on prevailing market rates of similar senior living accommodations. The service fee is based upon periodic assessments, which include input of the resident and the resident’s physician and family and establish the additional hours of care and service provided to the resident. We offer various levels of care for our residents who require less or more frequent and intensive care or supervision. For the years ended December 31, 2010, 2009 and 2008 approximately 76%, 77% and 78%, respectively, of our private pay revenue was derived from accommodation fees with the balance derived from service fees. Both the accommodation and level of care service fees are charged on a per day basis, pursuant to residency agreements.
Medicaid rates are generally lower than rates earned from private payers. Therefore, we consider our private pay mix an important performance indicator.

Although we intend to continue to reduce the number of units occupied by residents paying through Medicaid, as of December 31, 2010, we provided assisted living services to Medicaid funded residents at 22 of the residences we operate. Medicaid programs in each state determine the revenue rates for accommodations and levels of care. The basis of the Medicaid rates varies by state.
Residence Operations Expenses
For all continuing residences, as defined below, residence operations expense percentages consisted of the following:

	2010	2009	2008
Wage and benefit costs	60%	61%	61%
Property related costs	23	22	21
Other operating costs	17	17	18

Total	100%	100%	100%

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

We understand that EBITDA and EBITDAR, or derivatives of these terms, are customarily used by lenders, financial and credit analysts, and many investors as a performance measure in evaluating a company’s ability to service debt and meet other payment obligations or as a common valuation measurement in the long-term care industry. Moreover, our revolving credit facilities contain covenants in which a form of EBITDA is used as a measure of compliance, and we anticipate a form of EBITDA will be used in covenants in any new financing arrangements that we may establish. We believe Adjusted EBITDA and Adjusted EBITDAR provide meaningful supplemental information regarding our core results because these measures exclude the effects of non-operating factors related to our capital assets, such as the historical cost of the assets.
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
In addition, we assess key performance indicators for residences that we operate in all reported periods, or “same residence” operations. Same residence operations includes those residences that have been available for occupancy for the entire reporting period. The same residence tables below exclude the 17 additions consisting of 347 units which were added to existing properties since December 31, 2008, and the eight residences that were temporarily closed at any point in time since December 31, 2007.
ADC
All Continuing Residences
The following table sets forth our average daily census for the years ended December 31, 2010, 2009 and 2008 for both private pay and Medicaid residents for all of the continuing residences whose results are reflected in our consolidated financial statements:
Average Daily Census

	2010	2009	2008
Private pay	5,483	5,393	5,482
Medicaid	151	408	708

Total ADC	5,634	5,801	6,190

Private pay occupancy mix	97.3%	93%	88.6%

Private pay revenue mix	98.3%	95.3%	91.9%

During 2010, total ADC decreased 2.9% from the prior year. Private pay ADC increased 1.7% from the prior year primarily due to increases in occupancy in the new additions and existing units, partially offset by the Recession Impact. Medicaid ADC decreased 63.0% from the prior year due to the Medicaid Impact. As a result of the Medicaid Impact, and the increase in private pay residents, the private pay occupancy mix increased in percentage from 93.0% to 97.3% and the private pay revenue mix increased from 95.3% to 98.3%. During 2009, total ADC decreased 6.3% from the prior year. Private pay ADC decreased 1.6% from the prior year primarily due to the Recession Impact, partially offset by increases in occupancy in the new additions. Medicaid ADC decreased 42.4% from the prior year due to the Medicaid Impact. As a result of the Medicaid Impact, partially offset by the Recession Impact, the private pay occupancy mix increased in percentage from 88.6% to 93.0% and the private pay revenue mix increased from 91.9% to 95.3%.

Same Residence Basis
The following table sets forth our average daily census for the years ended December 31, 2010, 2009 and 2008 for both private and Medicaid payers for all residences on a same residence basis.
Average Daily Census

	2010	2009	2008
Private pay	5,360	5,317	5,416
Medicaid	150	357	607

Total ADC	5,510	5,674	6,023

Private pay occupancy mix	97.3%	93.7%	89.9%

Private pay revenue mix	98.2%	95.7%	92.8%

During 2010, total ADC on a same-residence basis decreased 2.9% from the prior year. Private pay ADC increased 0.8% primarily from increased occupancy from sales and marketing efforts. Medicaid ADC decreased 58.0% from the prior year due to the Medicaid Impact. As a result of the Medicaid Impact and the increase in private pay occupancy, the private pay occupancy mix increased in percentage from 93.7% to 97.3% and the private pay revenue mix increased from 95.7% to 98.2%. During 2009, total ADC on a same-residence basis decreased 6.6% from the prior year. Private pay ADC decreased 2.2% primarily from the Recession Impact. Medicaid ADC decreased 40.9% from the prior year due to the Medicaid Impact. As a result of the Medicaid Impact, partially offset by the Recession Impact, the private pay occupancy mix increased in percentage from 88.7% to 92.8% and the private pay revenue mix increased from 91.9% to 95.1%.
Occupancy Percentage
Occupancy percentages are affected by our acquisition of residences in lease-up mode and additions to existing residences as the residence is filling the additional units. After the completion of construction, we generally plan for additional units to take anywhere from one to one and a half years to reach optimum occupancy levels (defined by us as at least 90%). Recently the fill up rate has been slower than expected primarily due to the Recession Impact.
Due to the impact on occupancy rates that developmental units have on historical results, we split occupancy information between mature and developmental units. In general, developmental units are defined as the additional units in a residence that has undergone an expansion or in a new residence that has opened. New units identified as developmental are classified as such for a period of no longer than 12 months after completion of construction. Between January 1, 2008 and December 31, 2010, we completed the following projects that increased our operational capacity: (1) 2008— the CaraVita Acquisition (eight residences comprising 541 units) and four additions (78 units), (2) 2009 — twelve additions (244 units), and (3) 2010 one addition (25 units). The CaraVita Acquisition is classified as mature as these residences were approximately 90% occupied upon purchase. All units that are not developmental are considered mature units.
All Continuing Residences
The following table sets forth our occupancy percentages for the years ended December 31, 2010, 2009 and 2008 for all mature and developmental continuing residences whose results are reflected in our consolidated financial statements:
Occupancy Percentage

	2010	2009	2008
Mature	63.5%	65.4%	69.8%

Developmental	28.1%	20.1%	44.3%

Total residences	62.5%	64.2%	69.1%

For 2010, we saw a decline in mature residences occupancy percentage from 65.4% to 63.5% and an increase in occupancy in our developmental residences from 20.1% to 28.1%. The reduction in mature occupancy is primarily a result of the Medicaid Impact and to a lesser extent, the Recession Impact. The increase in developmental occupancy is primarily a result of the 347 expansion units that were brought on line since December 31, 2008. For 2009, we saw a decline in mature residences occupancy percentage from 69.8% to 65.4% and a decrease in occupancy in our developmental residences from 44.3% to 20.1%. The reduction in mature occupancy is primarily a result of the Medicaid Impact and to a lesser extent, the Recession Impact. The reduction in developmental occupancy is primarily a result of the 322 expansion units that were brought on line in 2008 and 2009.

Occupancy percentages for all residences decreased from 69.1% in 2008 to 64.2% and to 62.5% in 2010.
Same Residence Basis
The following table sets forth the occupancy percentages outlined above on a same residence basis:
Occupancy Percentage

	2010	2009	2008
Mature	64.1%	66.0%	70.2%

Developmental	—	—	44.3%

Total residences	64.1%	66.0%	69.5%

For 2010, we saw a decline in mature residences occupancy percentage from 66.0% to 64.1%.
For 2009, we saw a decline in mature residences occupancy percentage from 70.2% to 66.0%.
Occupancy percentages on a same residence basis decreased from 69.5% in 2008 to 66.0% in 2009 and to 64.1% in 2010.
The declines in our mature and total occupancy percentage for 2010 through 2008 were due primarily to the Medicaid Impact and the Recession Impact.
Average Revenue Rate
All continuing residences
The following table sets forth our average daily revenue rates for the years ended December 31, 2010, 2009 and 2008 for all continuing residences whose results are reflected in our historical consolidated financial statements:

	2010	2009	2008
Average daily revenue rate	$113.37	$108.02	$102.22

The average daily revenue rate increased 5.0% and 5.7% in 2010 and 2009, respectively. In 2010, the average daily revenue rate increased primarily as a result of annual rate increases for both room and board and an improvement in the private pay revenue mix. In 2009, the average daily revenue rate increased primarily as a result of annual rate increases for both room and board and services and an improvement in private pay revenue mix.
Number of Residences Under Operations
The following table sets forth the number of residences under operations as of December 31:

	2010	2009(1)	2008
Owned(2)	161	152	153
Under capital lease	—	—	5
Under operating leases	50	63	58

Total under operation	211	215	216

Percent of residences:
Owned	76.3%	70.7%	70.8%
Under capital leases	—	—	2.3
Under operating leases	23.7	29.3	26.9

	100.0%	100.0%	100.0%

(1)	In 2009, we combined two residences located on the same campus.

(2)
Includes six residences temporarily closed for refurbishment in 2010, seven residences temporarily closed for refurbishment in 2009 and one residence temporarily closed for refurbishment in 2008. Two of the seven residences closed for refurbishment in 2009 were reopened in December 2009.

ADJUSTED EBITDA and ADJUSTED EBITDAR
The following table sets forth a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDAR for the years ended December 31:

	2010	2009	2008
	(In thousands)
Net income (loss)	$16,484	$(155)	$14,323
Loss from discontinued operations, net of taxes	—	957	389
Provision for income taxes	9,449	7,343	8,652

Income from continuing operations before income taxes	25,933	8,145	23,364
Add:
Depreciation and amortization	22,806	21,219	18,333
Write-down of equity investments	2,026	—	—
Gain on sale of securities	(23)	—	—
Interest income	(11)	(54)	(614)
Interest expense	7,782	7,343	7,149
Goodwill impairment	—	16,315	—
Loss on impairment of long-lived assets	—	148	—
Non-cash equity based compensation	659	406	99
Transaction fees	128	—	—
Loss on sale or disposal of fixed assets	224	54	382

Adjusted EBITDA	59,524	53,576	48,713

Add: Lease expense	19,846	20,044	19,910

Adjusted EBITDAR	$79,370	$73,620	$68,623

The following table sets forth the calculations of Adjusted EBITDA and Adjusted EBITDAR percentages for the years ended December 31:

	2010	2009	2008
	(Dollars in thousands)
Revenues	$233,128	$228,723	$231,576

Adjusted EBITDA	$59,524	$53,576	$48,713

Adjusted EBITDAR	$79,370	$73,620	$68,623

Adjusted EBITDA as percent of total revenue	25.5%	23.4%	21.0%

Adjusted EBITDAR as percent of total revenue	34.0%	32.2%	29.6%

For 2010, Adjusted EBITDA increased by $5.9 million, or 11.1%, over 2009 and Adjusted EBITDAR increased by $5.6 million, or 7.6%, over 2009.
For 2009, Adjusted EBITDA increased by $4.9 million, or 10.0%, over 2008 and Adjusted EBITDAR increased by $5.0 million, or 7.3%, over 2008.
Adjusted EBITDAR increased in the year ended December 31, 2010 primarily from the increase in revenues discussed below ($4.4 million), and a decrease in residence operations expenses ($2.4 million) (this excludes the loss on disposal of fixed assets of $0.2 million), partially offset by an increase in general and administrative expenses ($1.1 million) (this excludes non-cash equity based compensation of $0.7 million and transaction fees of $0.1 million). Adjusted EBITDA increased in the year ended December 31, 2010 for the same reasons as Adjusted EBITDAR and from a decrease in residence lease expense ($0.2 million).
Please see the review of consolidated results of operations below for a discussion of the fluctuations in the components of Adjusted EBITDA and Adjusted EBITDAR.
Please see “— Business Overview — Key Performance Indicators — Adjusted EBITDA and Adjusted EBITDAR” above for a discussion of our use of Adjusted EBITDA and Adjusted EBITDAR and a description of the limitations of such use.

Consolidated Results of Operations
Three Year Financial Comparative Analysis
The following table sets forth details of our revenues and income as a percentage of total revenues for the years ended December 31:

	2010	2009	2008
Revenues	100.0%	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	59.9	62.1	65.1
General and administrative	6.5	5.9	5.5
Residence lease expense	8.5	8.8	8.6
Depreciation and amortization	9.8	9.3	7.9
Goodwill impairment	—	7.1	—
Impairment of long-lived asset	—	0.1	—

Total operating expenses	84.7	93.3	87.1

Income from operations	15.3	6.7	12.9
Other-than-temporary investment impairments	(0.9)	—	—
Other	—	—	—
Interest income	—	—	0.3
Interest expense	(3.3)	(3.2)	(3.1)

Income from continuing operations before income taxes	11.1	3.5	10.1
Income tax expense	(4.0)	(3.2)	(3.7)
Loss from discontinued operations, net of taxes	—	(0.4)	(0.2)

Net income (loss)	7.1%	(0.1)%	6.2%

Year Ended December 31, 2010 Compared with the Year Ended December 31, 2009
Revenues
Revenues in the year ended December 31, 2010 increased $4.4 million from the year ended December 31, 2009 primarily due to higher average daily revenue from rate increases ($7.5 million) and an increase in private pay occupancy ($3.7 million), partially offset by the planned reduction in the number of units occupied by Medicaid residents ($6.8 million). The average number of units occupied by private pay residents increased by 90 units and the average number of units occupied by Medicaid residents declined by 257 units. Average private pay rates increased in the year ended December 31, 2010 by 3.4% over average private pay rates for the year ended December 31, 2009. Average overall rates, including the impact of improved payer mix, increased in the year ended December 31, 2010 by 5.0% over the comparable rates for the year ended December 31, 2009.
Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)
Residence operating costs decreased $2.4 million, or 1.7%, in the year ended December 31, 2010 compared to the year ended December 31, 2009. Residence operations expenses decreased $3.3 million primarily from lower payroll and benefits expense, $0.5 million from lower insurance costs and, $0.3 million from lower property taxes, partially offset by $0.6 million of higher utility costs, $0.6 million of higher bad debt expense and a $0.5 million increase in maintenance and repairs. Staffing needs in the year ended December 31, 2010 as compared to the year ended December 31, 2009, decreased primarily because of a decline in the number of units occupied by Medicaid residents who tend to have higher care needs than private pay residents. In addition, general economic conditions enabled us to hire new employees at lower wage rates.
General and Administrative
General and administrative costs increased $1.6 million, or 11.6%, in the year ended December 31, 2010 compared to December 31, 2009. General and administrative expense increased $1.4 million from salaries and benefits expense, $0.3 million of which was non-cash equity based compensation expense, $0.3 million from our annual conference and, $0.2 million from a non-recurring favorable legal settlement received in the third quarter of 2009, partially offset by a $0.3 million decrease in other administrative expenses.

Residence Lease Expense
Residence lease expense for the year ended December 31, 2010 decreased $0.2 million, or 1.0% from the year ended December 31, 2009. The acquisition of nine formerly leased properties on November 1, 2010 reduced lease expense by $0.4 million and resulted in the reversal of a purchase accounting reserve of $0.2 million. Effective December 31, 2009, one property which was previously treated as a capital lease, converted to an operating lease which resulted in an additional $0.3 million of lease expense in the year ended December 31, 2010 when compared to the year ended December 31, 2009. Other annual rent increases accounted for an additional increase in lease expense of $0.1 million.
Depreciation and Amortization
Depreciation and amortization increased $1.6 million to $22.8 million in the year ended December 31, 2010 compared to the year ended December 31, 2009. The $1.6 million increase in depreciation expense resulted from the impact of accelerating depreciation on nine residences whose leases were not renewed and were later purchased by ALC, the additions at residences that opened during 2009 that now have a full year of depreciation reflected in our financial statements, and from general capital expenditures across our portfolio. Amortization expense for 2010 was unchanged when compared to 2009.
Impairment of Goodwill
No impairment charge was recorded in 2010. The goodwill impairment charge for the first quarter of 2009 of $16.3 million resulted from a decline in our market capitalization. In accordance with accounting guidance, we performed an impairment test on goodwill and intangibles as of the end of the first quarter of 2009. As a result, we recorded a non-cash goodwill impairment charge of $16.3 million ($14.7 million net of related tax benefits) for 2009. The impairment charge was required as a result of the decline in the market value of our common stock primarily due to the depressed macroeconomic environment, constraints in the capital markets, and volatility in the equity markets.
Income from Operations
Income from operations for the year ended December 31, 2010 was $35.7 million compared to income from operations of $15.4 million for the year ended December 31, 2009 due to the reasons described above.
Other-Than-Temporary Investments Impairment
Other-than-temporary investments impairment was $2.0 million in the year ended December 31, 2010. In the second quarter of 2010, the Company performed its quarterly review of investment securities and determined impairment of certain investments were other-than-temporary. No such impairment was identified in the comparable period of 2009.
Other
Other represents the gain on sale of securities. There were no sales of investment securities in the year ended December 31, 2009.
Interest Income
Interest income was relatively unchanged in the year ended December 31, 2010 compared to the year ended December 31, 2009.
Interest Expense
Interest expense increased $0.4 million to $7.8 million in the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase in interest expense was due to $0.5 million of additional interest expense on new mortgages, partially offset by a decrease of $0.1 million in credit facility interest expense due to lower outstanding balances on our $120 million revolving credit facility.
Income from Continuing Operations before Income Taxes
Income from continuing operations before income taxes for the year ended December 31, 2010 was $25.9 million compared to income from continuing operations before income taxes of $8.1 million for the year ended December 31, 2009 due to the reasons described above.

Income Tax Expense
Income tax expense for the year ended December 31, 2010 was $9.4 million compared to $7.3 million for the year ended December 31, 2009. Our effective tax rates for the year ended December 31, 2009 and 2010 are not directly comparable because of the non-tax deductible portion of our goodwill write-off in the year ended December 31, 2009. Excluding the goodwill impairment charge, our effective tax rates were 36.5% and 37.0% for the years ended December 31, 2010 and 2009, respectively.
Net Income from Continuing Operations
Net income from continuing operations for the year ended December 31, 2010 was $16.5 million compared to net income from continuing operations of $0.8 million for the year ended December 31, 2009 due to the reasons described above.
Loss from Discontinued Operations, Net of Tax
There was no loss from discontinued operations, net of tax, for the year ended December 31, 2010, compared to a net loss from discontinued operations, net of tax, of $1.0 million for the year ended December 31, 2009.
Net Income (Loss)
Net income for the year ended December 31, 2010 was $16.5 million compared to a net loss of $0.2 million for the year ended December 31, 2009 due to the reasons described above.
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

Liquidity and Capital Resources
Three Year Financial Comparative Analysis
Sources and Uses of Cash
We had cash and cash equivalents of $13.4 million at December 31, 2010 compared to $4.4 million at December 31, 2009 and $19.9 million as of December 31, 2008. The table below sets forth a summary of the significant sources and uses of cash for the years ended December 31:

	2010	2009	2008
	(In thousands)
Cash provided by operating activities	$46,172	$44,032	$45,176
Cash used in investing activities	(44,422)	(28,117)	(38,779)
Cash provided by (used in) financing activities	7,254	(31,460)	(558)

Increase (decrease) in cash and cash equivalents	$9,004	$(15,545)	$5,839

Cash provided by operating activities:
Cash flow from operating activities was $46.2 million in 2010 compared to $44.0 million in 2009 and $45.2 million in 2008.
2010 vs. 2009 cash provided by operating activities:
Increased cash flow from operations in 2010 was primarily due to:
•	$6.8 million from an increase in net income adjusted for non-cash charges;
•	$1.4 million from decreases in other non-current assets;
•	$0.9 million from increases in accounts payable;
•	$0.7 million from decreases in prepaids, supplies and other receivables; and
•	$0.2 million of other changes,
partially offset by:
•	$2.0 million from increases in income tax receivable;
•	$1.3 million from decreases in accrued liabilities;
•	$1.3 million from decreases in deferred revenue;
•	$1.2 million from increases in accounts receivable;
•	$1.0 million from decreases in other long-term liabilities;
•	$0.7 million from increases in deposits in escrow; and
•	$0.3 million for increases in current assets of discontinued operations.

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
Working capital:
2010 vs. 2009 working capital changes:
In 2010 our working capital increased by $12.4 million from 2009 while in 2009 our working capital increased by $4.0 million from 2008. The increase in working capital in 2010 as compared to 2009 was primarily due to increased cash and cash equivalents of $9.0 million, decreased accounts payable of $1.9 million, decreased deferred revenue of $1.6 million, an increase in investments of $1.2 million, an increase in accounts receivable of $0.5 million and an increase in deposits in escrow of $0.4 million, partially offset by an increase in accrued liabilities of $0.9 million, an increase in current maturities of long-term debt of $0.6 million, a decrease in prepaid expenses of $0.5 million and a decrease in income taxes receivable of $0.4 million.
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
Cash used in investing activities:
Cash used in investing activities was $44.4 million, $28.1 million and $38.8 million for 2010, 2009 and 2008, respectively.
2010 vs. 2009 cash used in investing activities:
The increase of $16.3 million in cash used for investing activities between 2010 and 2009 was due to:
•	$27.5 million from an increase in cash used for an acquisition;
•	$0.6 million from an increase in cash used in purchase of securities;

partially offset by:
•	$7.7 million from a reduction in cash flow used for new construction projects;
•	$3.6 million from a decrease in cash used for purchases of property and equipment; and
•	$0.5 million from an increase in cash provided by the sale of securities.
2009 vs. 2008 cash used in investing activities:
The decrease of $10.7 million in cash used for investing activities between 2009 and 2008 was due to:
•	$8.0 million in reduced cash used for new construction projects; and
•	$3.2 million in reduced cash used for purchases of property and equipment;
partially offset by:
•	$0.5 million in reduced cash designated for acquisitions.
2010 vs. 2009 property and equipment
Property and equipment increased by $21.8 million in 2010. Property and equipment increased by:
•	$27.5 million from the acquisition of previously leased properties;
•	$10.3 million from capital expenditures (excluding new construction projects); and
•	$5.6 million from new construction projects;
partially offset by:
•	$21.2 million from depreciation expense; and
•	$0.4 million due to disposals of fixed assets.
2009 vs. 2008 property and equipment
Property and equipment decreased by $2.3 million in 2009. Property and equipment decreased by:
•	$19.6 million from depreciation expense; and
•	$2.5 million due to termination of a capital lease;
partially offset by:
•	$14.5 million from capital expenditures (excluding new construction projects); and
•	$9.9 million from new construction projects.
Cash provided by (used in) financing activities:
Cash provided by / (used in) financing activities was $7.3 million and $(31.5) million for 2010 and 2009, respectively. Cash used in financing activities was $0.6 million for 2008.
For 2010, cash provided by financing activities included:
•	$12.3 million from proceeds on new mortgage debt;

partially offset by:
•	$2.8 million of repurchases of Class A Common Stock; and
•	$1.9 million of scheduled principal payments.
For 2009, cash used in financing activities included:
•	$7.0 million of repurchases of Class A Common Stock;
•	$29.0 million from repayment on borrowings from our revolving credit facility; and
•	$9.1 million of scheduled principal payments;
partially offset by:
•	$14.0 million from proceeds on new mortgage debt.
2010 vs. 2009 Long-term debt
Total long-term debt, including current and long-term maturities, increased by $10.4 million during 2010 primarily from:
•	$44.1 million of capital expenditures;
•	$9.0 million from an increase in cash balances;
•	$2.8 million from repurchases of Class A Common Stock;
partially offset by:
•	$45.9 million of cash from operating activities.
2009 vs. 2008 Long-term debt
Total long-term debt, including current and long-term maturities, decreased by $26.0 million during 2009 primarily from:
•	$43.7 million of cash from operating activities (excluding amortization of debt purchase accounting market value adjustment of $0.2 million);
•	$15.5 million from a decrease in cash balances; and
•	$2.3 million from the termination of a capital lease;
partially offset by:
•	$7.0 million from repurchases of Class A Common Stock; and
•	$27.8 million of capital expenditures.

Discontinued Operations
Cash flows from discontinued operations for the year ended December 31, 2009 are detailed in the table below:

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
Debt Instruments
Summary of Long-Term Debt

	December 31,
	2010	2009
	(In thousands)
$120 million credit facility bearing interest at floating rates, due November 2011(1)	$50,000	$50,000
Mortgage note, bearing interest at 6.24%, due 2014	32,644	33,526
Mortgage note, bearing interest at 6.50%, due 2015	25,663	13,829
Mortgage note, bearing interest at 7.07%, due 2018	8,703	8,844
Oregon Trust Deed Notes, weighted average interest rate of 7.38%, maturing from 2021 through 2026	8,130	8,438
HUD Insured Mortgages, interest rates ranging from 5.66% to 5.85%, due 2032	4,033	4,123
HUD Insured Mortgage, bearing interest at 7.55%, due 2036	2,937	2,977

Total debt	132,110	121,737
Less current maturities	(2,449)	(1,823)

Total long-term debt	$129,661	$119,914

(1)	Borrowings under this facility bore interest at a floating rate at ALC’s option equal to LIBOR plus a margin of 150 basis points or prime. At December 31, 2010, prime was 3.25% and LIBOR was 0.26%.
$120 Million Credit Facility
On November 10, 2006, ALC entered into a five year, $100 million credit facility with General Electric Capital Corporation and other lenders (the “GE Credit Facility”). The facility is guaranteed by certain ALC subsidiaries that own 64 residences and secured by a lien against substantially all of the assets of ALC and such subsidiaries. Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate or LIBOR plus an amount that varies according to a pricing grid based on a consolidated leverage test. Since the inception of this facility, this amount has been 150 basis points.
Average interest rates under the facility were 1.80% and 1.97% during the year ended December 31, 2010 and 2009, respectively.
On August 22, 2008, ALC entered into an agreement to amend its then $100 million revolving credit agreement to allow ALC to borrow up to an additional $20 million, bringing the size of the facility to $120 million.

In general, borrowings under the facility are limited to five times ALC’s consolidated net income during the prior four fiscal quarters plus, in each case to the extent included in the calculation of consolidated net income, customary add-backs in respect of provisions for taxes, consolidated interest expense, amortization and depreciation, losses from extraordinary items, and other non-cash expenditures (including non-recurring expenses incurred by ALC in connection with the separation of ALC and its former parent, Extendicare) minus, in each case to the extent included in the calculation of consolidated net income, customary deductions related to credits for taxes, interest income, gains from extraordinary items, and other non-recurring gains. ALC is subject to certain restrictions and financial covenants under the facility including maintenance of minimum consolidated leverage and minimum consolidated fixed charge coverage ratios. Payments for capital expenditures, acquisitions, dividends and stock repurchases may be restricted if ALC fails to maintain consolidated leverage ratio levels specified in the facility. In addition, upon the occurrence of certain transactions, including but not limited to sales of property mortgaged to General Electric Capital Corporation and the other lenders, equity and debt issuances and certain asset sales, ALC may be required to make mandatory prepayments. ALC is also subject to other customary covenants and conditions. Outstanding borrowings under the facility were $50 million at both December 31, 2010 and 2009. As of December 31, 2010 and 2009, ALC was in compliance with all applicable financial covenants and available borrowings under the facility were $70 million.
On February 18, 2011, ALC entered into a new $125 million credit facility and terminated the $120 million credit facility and repaid all amounts owed under that credit facility. See $125 Million Credit Facility below.
ALC entered into derivative financial instruments in November 2008 and March 2009, specifically interest rate swaps, for non-trading purposes. ALC may use interest rate swaps from time to time to manage interest rate risk associated with floating rate debt. The November 2008 and March 2009 interest rate swap agreements expire in November 2011 and have a total notional amount of $50 million. ALC elected to apply hedge accounting for both interest rate swaps because they are an economic hedge of our floating rate debt. ALC does not enter into derivatives for speculative purposes. Both interest rate swaps are cash flow hedges. The derivative contracts had a negative net fair value of $0.9 million and $1.2 million as of December 31, 2010 and December 31, 2009, respectively, based on current market conditions affecting interest rates, and are recorded in accrued liabilities.
In connection with the termination of the GE Credit Facility and entrance into the US Bank Credit Facility, ALC elected to forgo hedge accounting treatment on its interest rate swaps, as defined below. As a result, ALC expects to incur a first quarter of 2011 non-cash charge equal to the combined market value of the swaps. At December 31, 2010, the combined market value of the swaps was $0.9 million. In addition, in the first quarter of 2011, ALC also expects to expense $0.3 million relating to the remaining book value of deferred financing fees incurred in connection with the GE Credit Facility.
Mortgage Note due 2014
The mortgage note due in 2014 (the “6.24% 2014 Note”) has a fixed interest rate of 6.24% with a 25-year principal amortization and is secured by 24 assisted living residences with a carrying value of $57.7 million. Monthly principal and interest payments amount to approximately $0.3 million. A balloon payment of $29.6 million is due in January 2014. The 6.24% 2014 Note was entered into by subsidiaries of ALC and is subject to a limited guaranty by ALC.
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
6.5% Mortgage Note due 2015
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
The amended and restated loan bears interest at a fixed rate of 6.5% per annum and is secured by a mortgage and assignment of leases with respect to two senior living residences in Iowa, three in Indiana and one in Wisconsin consisting of a combined total of 314 units with a carrying value of $20.9 million. The original $14.0 million portion of the loan is amortized over a twenty year period from June 12, 2009 and the additional $12.25 million portion of the loan is amortized over a fifteen year period from September 30, 2010. Prepayment of the loan in excess of 10% of the principal balance in any anniversary year will require a prepayment fee of 3% in the first or second year, 2% in the third or fourth year, and 1% thereafter. Performance and payment of obligations under the Loan Agreement and related note are guaranteed by ALC pursuant to the terms of a guaranty agreement. ALC incurred $0.4 million of closing costs which are being amortized over the five year life of the loan.
In addition to customary representations, covenants and default provisions, the loan requires that the senior living residences securing the loan maintain minimum annual levels of EBITDA (earnings before interest, taxes, depreciation and amortization) and rental income. In addition, the loan requires that ALC maintain minimum consolidated leverage and consolidated fixed charge coverage ratios. As of December 31, 2010 and 2009, ALC was in compliance with all applicable financial covenants.
Mortgage Note due 2018
The mortgage note due in 2018 (“2018 Note”) has a fixed interest rate of 7.07%, an original principal amount of $9.0 million, and a 25-year principal amortization. It is secured by a deed of trust, assignment of rents and security agreement and fixture filing on three assisted living residences in Texas with a carrying value of $10.9 million. Monthly principal and interest payments amount to approximately $64,200. The 2018 Note has a balloon payment of $7.2 million due in July 2018 and was entered into by a wholly-owned subsidiary of ALC and is subject to a limited guaranty by ALC.
The security instrument for the 2018 Note contains customary covenants, including:
•	limitations on the use of the property;
•	protection of the lender’s security;
•	maintenance of books and records and requirements to provide financial reports on the properties;
•	payment of taxes and operating expenses;
•	preservation, management and maintenance of the properties;
•	compliance standards with respect to environmental laws; and
•	maintenance of required insurance.

Events of default under the 2018 Note that would give the lender the option to accelerate payment include:
•	failure to pay principal or interest when due;
•	failure to maintain required insurance;
•	failure to maintain the borrower as a special purpose entity;
•	fraud or material misrepresentation by the borrower;
•	transfers of all or a part of the properties;
•	commencement of a forfeiture action which, in lender’s reasonable judgment, could result in forfeiture of the property;
•	failure to comply with the use and licensing requirements of the security instrument;
•	loss of any license necessary to operate the properties as senior housing facilities;
•	ceasing to operate any of the properties as a senior housing facility;
•	failure to cure breaches of certain covenants within 30 days of notice of breach; and
•	failure to cure defaults in related operating agreements within the applicable cure periods.
We are a limited guarantor under the 2018 Note. Our guarantee is of any loss or damage suffered by the lender as a result of:
•	borrower’s failure to apply all insurance proceeds and condemnation proceeds as required in the security instrument;
•	borrower’s failure to comply with the requirements in the security instrument to deliver books and records;
•	fraud or written misrepresentation; and
•	failure to apply rents as required by the security instrument.
In addition, we may become liable to lender for repayment of the loan if borrower acquires any property or operation that would cause the borrower to cease to be a single purpose entity or if borrower transfers any of the properties in violation of the security instrument.
Oregon Trust Deed Notes
The Oregon trust deed notes (“Oregon Trust Deed Notes”) are secured by buildings, land, furniture and fixtures of six Oregon assisted living residences with a combined carrying value of $9.7 million. The notes are payable in monthly installments including interest at rates ranging from 0% to 9.00%. The effective rate on the remaining term of the Oregon Trust Deed Notes is 4.3%.
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
HUD Insured Mortgages
The HUD insured mortgages (the “HUD Loans”) include three separate loan agreements entered into in 2001 between subsidiaries of ALC and the lenders. The mortgages are each secured by a separate assisted living residence located in Texas with a combined carrying value of $9.2 million. Two of the three HUD Loans were refinanced in the third quarter of 2007. The HUD loans bear interest ranging from 5.66% to 7.55% and averaging 6.35%. Principal on the refinanced loans may not be prepaid in the first two years. Prepayments may be made any time after the first two years. As of December 31, 2010, $4.0 million of HUD Loans mature in September 2032 and $2.9 million mature in August 2036.
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

$125 Million Credit Facility
On February 18, 2011, ALC entered into a five year, $125 million revolving credit facility with U.S. Bank National Association, as administrative agent, and certain other lenders (the “U.S. Bank Credit Facility”). ALC’s obligations under the U.S. Bank Credit Facility are guaranteed by three ALC subsidiaries that own 31 residences and are secured by mortgage liens against such residences and by a lien against substantially all of the assets of ALC and those subsidiaries. Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate (essentially equal to the prime rate) or LIBOR plus, in each case, a margin that varies according to a pricing grid based on a consolidated leverage test. The initial margin on base rate and LIBOR rate loans are 1.75% and 2.75%, respectively.
ALC used proceeds of $50.0 million from the U. S. Bank Credit Facility to repay all outstanding amounts under the GE Credit Facility.
In general, borrowings under the facility are limited to three and three quarters times ALC’s consolidated net income during the prior four fiscal quarters plus, in each case to the extent included in the calculation of consolidated net income, customary add-backs in respect of provisions for taxes, consolidated interest expense, amortization and depreciation, losses from extraordinary items, loss on the sale of property outside the ordinary course of business, and other non-cash expenditures (including the amount of any compensation deduction as the result of any grant of stock or stock equivalent to employees, officers, directors or consultants), non-recurring expenses incurred by ALC in connection with transaction fees and expenses for acquisitions minus, in each case to the extent included in the calculation of consolidated net income, customary deductions related to credits for taxes, interest income, gains from extraordinary items, gains from the sale of property outside the ordinary course of business and other non-recurring gains.
ALC is subject to certain restrictions and financial covenants under the facility including maintenance of minimum consolidated leverage and minimum consolidated fixed charge coverage ratios, and restrictions on payments for capital expenditures, expansions and acquisitions. Payments for dividends and stock repurchases may be restricted if ALC fails to maintain consolidated leverage ratio levels specified in the facility. In addition, upon the occurrence of certain transactions, including but not limited to property loss events, ALC may be required to make mandatory prepayments. ALC is also subject to other customary covenants and conditions. Outstanding borrowings under the facility at February 18, 2011 were $50 million.
Principal Repayment Schedule
Principal payments on long-term debt due within the next five years and thereafter as of December 31, 2010, are set forth below (in thousands):

2011	$2,488
2012	2,649
2013	2,835
2014	31,477
2015	22,472
After 2015	69,930

$131,851

The principal payments differ from the debt reported in our Consolidated Balance Sheet because of the purchase accounting valuation reserve of $259,000.
Letters of Credit
As of December 31, 2010, ALC had $5.3 million in outstanding letters of credit, the majority of which are collateralized by property. Approximately $4.8 million of the letters of credit provide security for worker’s compensation insurance and the remaining $0.5 million of letters of credit are security for landlords of leased properties. The letters of credit have maturity dates ranging from October 2011 to December 2011.
As of December 31, 2009, ALC had $5.5 million in outstanding letters of credit, the majority of which were collateralized by property. Approximately $3.9 million of the letters of credit provided security for worker’s compensation insurance and the remaining $1.6 million of letters of credit was security for landlords of leased properties.

Restricted Cash
As of December 31, 2010, restricted cash consisted of $1.7 million of cash deposits as security for Oregon Trust Deed Notes and $1.7 million of cash deposits as security for HUD Insured Mortgages.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements.
Cash Management
As of December 31, 2010, we held unrestricted cash and cash equivalents of $13.4 million. We estimate cash flows on a regular monthly basis to determine the investment periods, if any, of certificates of deposit and we monitor daily incoming and outgoing expenditures to ensure available cash is invested on a daily basis when warranted. As of December 31, 2010, approximately $1.7 million of our cash balances are held by Pearson to provide for potential insurance claims.
Future Liquidity and Capital Resources
We believe that existing funds and cash flow from operations, together with other available sources of liquidity, including borrowings under the U. S. Bank Credit Facility maturing in February 2016 along with other borrowings which may be obtained through refinancing maturing loans or additional loans on currently unencumbered properties, will be sufficient to fund operations, expansions, acquisitions, stock repurchases, anticipated capital expenditures, and required payments of principal and interest on our debt for the next twelve months.
However, the failure to meet certain operating and occupancy covenants in the CaraVita operating lease could give the lessor the right to accelerate the lease obligations and terminate our right to operate all or some of those properties. We were in compliance with all such covenants as of December 31, 2010, but continued poor economic conditions could constrain our ability to remain in compliance in the future. Failure to comply with those obligations could result in our being required to make an accelerated payment of the present value of the remaining obligations under the lease through its expiration in March 2015 (approximately $20.9 million as of December 31, 2010), as well as the loss of future revenue and cash flow from the operations of those properties. The acceleration of the remaining obligation and loss of future cash flows from operating those properties could have a material adverse impact on our operations.
Expansion Program
In February 2007, we announced plans to add a total of 400 units onto our existing owned residences. In 2008, 2009 and 2010, we completed, licensed and began accepting new residents in 78, 244, and 25 units, respectively, aggregating a total of 347 units. As of the date of this report, we are targeting completion of 20 units in the first quarter of 2011. Our cost has been approximately $113,000 per unit. We expended $41.1 million through December 31, 2010, and expect to spend an additional $0.4 million in 2011. We continue to evaluate expansion opportunities in promising markets.
Share Repurchase
In 2010, we repurchased 92,485 shares of our Class A Common Stock at a cost of $2.8 million and an average price of $30.27 per share (excluding fees). At December 31, 2010, approximately $14.1 million remained available under the $15 million repurchase program that was extended and expanded on August 9, 2010.
Accrual for Self-Insured Liabilities
At December 31, 2010, we had an accrued liability for settlement of self-insured liabilities of $2.1 million in respect of general and professional liability claims. Claim payments were $0.5 million and $0.6 million for the year ended December 31, 2010 and 2009. The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported. We estimate that $0.5 million of the total $2.1 million liability will be paid in the next twelve months. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. Provisions for general and professional liability insurance are determined using annual independent actuarial valuations. We believe we have provided sufficient provisions for general and professional liability claims as of December 31, 2010.
At December 31, 2010, we had an accrual for workers’ compensation claims of $3.1 million. Claim payments for the years ended December 31, 2010 and 2009 were $2.3 million and $2.4 million, respectively. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. Provisions for workers’ compensation insurance are determined using annual independent actuarial valuations. We believe we have provided sufficient provisions for workers’ compensation claims as of December 31, 2010.

At December 31, 2010, we had an accrual for medical insurance claims of $0.8 million. The accrual is an estimate based on the historical claims per participant incurred over the historical lag time between date of service and payment by our third party administrator. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. We believe we have provided sufficient provisions for medical insurance claims as of December 31, 2010.
Unfunded Deferred Compensation Plan
At December 31, 2010 and 2009 we had accruals of $3.1 million and $2.9 million, respectively, for our unfunded deferred compensation plan. We implemented an unfunded deferred compensation plan in 2005 which is offered to company employees who are defined as highly compensated by the Internal Revenue Code. Participants may defer up to 10% of their base salaries which is matched 50% by the Company. Deferred balances accrue interest at the current prime interest rate.
$125 Million Credit Facility
On February 18, 2011, ALC entered into a five year, $125 million revolving credit facility with U.S. Bank National Association as administrative agent and certain other lenders (the “U.S. Bank Credit Facility”). The U.S. Bank Credit Facility is available to us to provide liquidity for expansions, acquisitions, working capital, capital expenditures, share repurchases, and for other general corporate purposes. See “Debt Instruments — $125 Million Credit Facility” above for a more detailed description of the terms of the revolving credit facility.
Contractual Obligations
Set forth below is a table showing the estimated timing of payments under our contractual obligations as of December 31, 2010:

	Payments Due by Year
	Total	2011	2012	2013	2014	2015	After 2015(1)
	(Dollars in thousands)
Long-term debt	$131,851	$2,488	$2,649	$2,835	$31,437	$22,511	$69,931
Interest payments	29,398	5,309	5,148	4,962	3,110	2,489	8,380
Operating lease commitments	73,349	18,156	17,444	17,753	17,879	1,467	650
New construction purchase commitments	400	400	—	—	—	—	—

Total	$234,998	$26,353	$25,241	$25,550	$52,426	$26,467	$78,961

(1)
The $50.0 million of outstanding debt as of December 31, 2010 on the GE Credit Facility is reflected in the “After 2015” column as it was refinanced into the new $125 million U.S. Bank Credit Facility which closed on February 18, 2011 and matures on February 18, 2016.

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
Revenue Recognition and Accounts Receivable
Revenues are recorded in the period in which services are provided at established rates. Revenues collected in advance are recorded as deferred revenue upon receipt and recorded to revenue in the period the revenues are earned. We derive our revenues primarily from providing senior living accommodation and healthcare services. In 2010, 2009 and 2008, approximately 98%, 95% and 92% of our revenues, respectively, were derived from private pay sources. The remaining revenues are derived from state Medicaid programs. These Medicaid programs establish the rates in their respective states.

We record accounts receivable at the net realizable value we expect to receive from individual residents and state Medicaid programs. We continually monitor and adjust our allowances associated with these receivables. We evaluate the adequacy of our allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds, which vary by payer type. Provisions are considered based upon the evaluation of the circumstances for each of these specific accounts. In addition, we have established internally-determined percentages for allowance for doubtful accounts that are based upon historical collection trends for each payer type and age of these receivables. Accounts receivable that we estimate to be uncollectible, based upon the above process, are fully reserved for in the allowance for doubtful accounts until they are written off or collected. If circumstances change, for instance due to economic downturn resulting in higher than expected defaults or denials, our estimates of the recoverability of our receivables could be reduced by a material amount. Our allowance for doubtful accounts for current accounts receivable totaled $1.4 million and $0.7 million at December 31, 2010 and 2009, respectively.
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
Changes in our level of retained risk and other significant assumptions that underlie our estimate of self-insured liabilities, could have a material effect on the future carrying value of the self-insured liabilities. Our accrual for general and professional self-insured liabilities totaled $2.1 million and $1.9 million as of December 31, 2010 and 2009, respectively. Our accrual for workers compensation liabilities was $3.1 million and $3.2 million at December 31, 2010 and 2009, respectively. Our accrual for medical insurance was $0.8 million and $0.9 million at December 31, 2010 and 2009, respectively.
Deferred Tax Assets
Deferred tax assets and liabilities are recognized to reflect the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We establish a valuation allowance if we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon us generating future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. There was no valuation allowance for net state deferred tax assets at December 31, 2010 or 2009.
New Accounting Pronouncements
In January 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-6, Improving Disclosures About Fair Value Measurements (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on ALC’s consolidated financial statements.
In January 2010, ALC adopted the amendment in ASC 820 requiring new fair value disclosures on fair value measurements for all nonfinancial assets and liabilities, including separate disclosure of significant transfers into and out of Level 3 and the reasons for the transfers, the amount of transfers between Level 1 and Level 2 and the reasons for the transfers, lower level of disaggregation for fair value disclosures (by class rather than major category) and additional details on the valuation techniques and inputs used to determine Level 2 and Level 3 measurements. Other than the required disclosures, the adoption of the guidance had no impact on the consolidated financial statements.
In January 2010, ALC adopted amendments to the variable interest consolidation model in ASC 810, Consolidation. Key amendment changes include: the scope exception for qualifying special purpose entities was eliminated, consideration of kick-out and participation rights in variable interest entity determination, qualitative analysis considerations for primary beneficiary determination, changes in related party considerations, and certain disclosure changes. ALC has no joint ventures and, as such, the adoption of the new guidance had no impact on ALC’s consolidated results of operations and financial condition.
In July 2010, the FASB issued a final accounting standards update that requires entities to provide extensive new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses. Adoption of this accounting standards update is required for public entities for interim or annual reporting periods ending on or after December 15, 2010. The adoption of the guidance had no impact on ALC’s consolidated financial statements.
In December 2010, the FASB released Accounting Standards Update 2010-28 (“ASU 2010-28”), Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The update requires a company to perform Step 2 of the goodwill impairment test if the carrying value of the reporting unit is zero or negative and adverse qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The qualitative factors to consider are consistent with the existing guidance and examples in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The requirements in ASU 2010-28 are effective for public companies in the first annual period beginning after December 15, 2010. ASU 2010-28 is not expected to materially impact ALC’s consolidated financial statements.

In December 2010, the FASB released Accounting Standards Update 2010-29 (“ASU 2010-29”), Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that when a public company completes a business combination(s), the company should disclose revenue and earnings of the combined entity as though the business combination(s) occurred as of the beginning of the comparable prior annual reporting period. The update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. The requirements in ASU 2010-29 are effective for business combinations that occur on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. ALC will apply the provisions of ASU 2010-29 on a prospective basis.
Reclassifications
Certain reclassifications have been made in the prior quarters’ and years’ financial statements to conform to the current quarters’ and years’ presentation. Such reclassifications had no effect on previously reported net income or stockholders’ equity.

ITEM 7A	— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Qualitative Disclosures
At December 31, 2010, our long-term debt, including the current portion, consisted of fixed-rate debt of $81.9 million, exclusive of a $0.3 million purchase accounting market value adjustment and variable rate debt of $50.0 million. At December 31, 2009, our long-term debt, including the current portion, consisted of fixed-rate debt of $71.5 million, exclusive of a $0.2 million purchase accounting market value adjustment and variable rate debt of $50.0 million.
Our earnings are affected by changes in interest rates as a result of our borrowings on our $120 million credit facility. At December 31, 2010, we had $50.0 million of variable rate borrowings based on LIBOR plus a premium. As of December 31, 2010, our variable rate was 150 basis points in excess of LIBOR. For every 1% change in LIBOR, our interest expense will change by approximately $500,000 annually. This analysis does not consider changes in the actual level of borrowings or repayments that may occur subsequent to December 31, 2010. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.
In order to reduce risk related to our variable rate debt, from time to time we may enter into interest rate swap contracts or other interest rate protection agreements. As of December 31, 2010, we had the following interest rate swap contracts (fair value in thousands):

Contract Date	Notional Amount	Fixed Rate	Maturity	Fair Value
November 13, 2008	$30 million	2.83%	November 2011	$(642)
March 10, 2009	$20 million	1.98%	November 2011	$(278)
On February 18, 2011, ALC terminated the $120.0 million GE Credit Facility and entered into a new $125.0 million credit facility with U.S. Bank National Association. In connection with this refinancing, ALC elected to forgo hedge accounting treatment on its interest rate swaps. As a result, ALC expects to incur a first quarter of 2011 non-cash charge equal to the combined market value of the swaps. At December 31, 2010, the combined market value of the swaps was $0.9 million.
A 1% increase in interest rates would increase the fair value of these swap contracts by approximately $0.4 million and a 1% decrease in interest rates would decrease the fair value of these swap contracts by approximately $0.4 million.
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
Quantitative Disclosures
The table below presents principal, or notional, amounts and related weighted average interest rates by year of maturity for our fixed rate debt obligations as of December 31, 2010, (in thousands). Amounts exclude purchase accounting market value adjustment of debt of $0.3 million.

								Fair Value
						After		Liability
	2011	2012	2013	2014	2015	2015	Total	(Asset)
LONG-TERM DEBT:
Fixed Rate	$2,488	$2,649	$2,835	$31,437	$22,511	$19,931	$81,851	$79,428
Average Interest Rate	6.59%	6.60%	6.59%	6.82%	7.09%	6.94%	6.72%
The above table incorporates only those exposures that existed as of December 31, 2010, and does not consider those exposures or positions which could arise after that date or future interest rate movements.

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
Management assessed the effectiveness of ALC’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, ALC’s management believes that, as of December 31, 2010, ALC’s internal control over financial reporting is effective based on those criteria.
Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included below in this Item 9A.

Disclosure Controls and Procedures
ALC’s management, with the participation of ALC’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of ALC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010. ALC’s disclosure controls and procedures are designed to ensure that information required to be disclosed by ALC in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to ALC’s management, including its Chief Executive Officer, to allow timely decisions regarding required disclosures. Based on such evaluation, ALC’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2010, ALC’s disclosure controls and procedures were effective.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Assisted Living Concepts, Inc.
We have audited Assisted Living Concepts, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Assisted Living Concepts, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Assisted Living Concepts, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, Assisted Living Concepts, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Assisted Living Concepts, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 10, 2011 expressed an unqualified opinion.
GRANT THORNTON LLP
Milwaukee, Wisconsin
March 10, 2011

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
Information regarding our Directors, certain corporate governance matters and Section 16(a) beneficial ownership reporting compliance is incorporated by reference from our definitive proxy statement for the 2011 annual meeting of stockholders under the captions “Proposal 1: Election of Directors — Nominees,” “Proposal 1: Election of Directors — Board Leadership Structure and Role of Board in Risk Oversight,” “Proposal 1: Election of Directors — Independence,” “Proposal 1: Election of Directors — Meetings,” “Proposal 1: Election of Directors — Committees,” “Proposal 1: Election of Directors — Governance Documents,” “Proposal 1: Election of Directors — Communications,” “Proposal 1: Election of Directors — Director Compensation,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The balance of the response to this item is contained in the information entitled “Executive Officers of the Registrant” following Item 4 in Part I of this report.
Information about our audit committee financial expert is incorporated by reference to our definitive proxy statement for the 2011 annual meeting of stockholders.
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
Information about executive compensation is incorporated by reference to our definitive proxy statement for the 2011 annual meeting of stockholders under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee Report.”

ITEM 12	— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information about security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated by reference to our definitive proxy statement for the 2011 annual meeting of stockholders under the captions “Securities Authorized for Issuance under Equity Compensation Plans” and “Stock Ownership of Management and Others.”

ITEM 13	— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information about certain relationships and transactions with related persons, and director independence is incorporated herein by reference from our definitive proxy statement from the 2011 annual meeting of stockholders under the captions “Certain Business Relationships; Related Person Transactions”, “Proposal 1: Election of Directors — Independence”, and “Proposal 1: Election of Directors — Committees”.

ITEM 14	— PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information about principal accountant fees and services is incorporated by reference from our definitive proxy statement for the 2011 annual meeting of stockholders under the caption “Fees Paid to Independent Auditors.”

PART IV

ITEM 15	— EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
1.	Our audited consolidated financial statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

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

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Assisted Living Concepts, Inc.
We have audited the accompanying consolidated balance sheets of Assisted Living Concepts, Inc. and subsidiaries, collectively the “Company”, as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Assisted Living Concepts, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
GRANT THORNTON LLP
Milwaukee, Wisconsin
March 10, 2011

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$13,364	$4,360
Investments	4,599	3,427
Accounts receivable, less allowances of $1,414 and $738, respectively	3,201	2,668
Prepaid expenses, supplies and other receivables	3,020	3,537
Deposits in escrow	2,371	1,993
Income tax receivable	356	723
Deferred income taxes	5,108	4,636
Current assets of discontinued operations	168	36

Total current assets	32,187	21,380
Property and equipment, net	437,303	415,454
Intangible assets, net	10,193	11,812
Restricted cash	3,448	4,389
Other assets	1,973	1,935
Non-current assets of discontinued operations	—	399

Total Assets	$485,104	$455,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,154	$8,005
Accrued liabilities	20,173	19,228
Deferred revenue	4,784	6,368
Current maturities of long-term debt	2,449	1,823
Current portion of self-insured liabilities	500	500
Current liabilities of discontinued operations	—	34

Total current liabilities	34,060	35,958
Accrual for self-insured liabilities	1,597	1,416
Long-term debt	129,661	119,914
Deferred income taxes	20,503	13,257
Other long-term liabilities	10,024	11,853
Commitments and contingencies

Total liabilities	195,845	182,398
Preferred Stock, par value $0.01 per share, 25,000,000 shares authorized, no shares issued and outstanding, respectively	—	—
Class A Common Stock, $0.01 par value, 80,000,000 authorized at December 31, 2010 and December 31, 2009; 12,408,369 and 12,397,525 shares issued and 9,967,033 and 10,048,674 shares outstanding, respectively	124	124
Class B Common Stock, $0.01 par value, 15,000,000 authorized at December 31, 2010 and December 31, 2009; 1,520,310 and 1,528,650 issued and outstanding, respectively	15	15
Additional paid-in capital	315,292	314,602
Accumulated other comprehensive loss	(95)	(2,012)
Retained earnings	49,970	33,486
Treasury stock at cost, 2,441,336 and 2,348,851 shares, respectively	(76,047)	(73,244)

Total stockholders’ equity	289,259	272,971

Total Liabilities and Stockholders’ Equity	$485,104	$455,369

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues	$233,128	$228,723	$231,576
Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	139,689	142,048	150,645
General and administrative	15,080	13,515	12,789
Residence lease expense	19,846	20,044	19,910
Depreciation and amortization	22,806	21,219	18,333
Impairment of long-lived asset	—	148	—
Goodwill impairment	—	16,315	—

Total operating expenses	197,421	213,289	201,677

Income from operations	35,707	15,434	29,899
Other income (expense):
Other-than-temporary investments impairment	(2,026)	—	—
Other	23	—	—
Interest income	11	54	614
Interest expense	(7,782)	(7,343)	(7,149)

Income from continuing operations before income taxes	25,933	8,145	23,364
Income tax expense	(9,449)	(7,343)	(8,652)

Net income from continuing operations	16,484	802	14,712
Loss from discontinued operations, net of taxes	—	(957)	(389)

Net income (loss)	$16,484	$(155)	$14,323

Weighted average common shares:
Basic	11,540	11,755	12,486
Diluted	11,706	11,755	12,617

Per share data:
Basic earnings (loss) per common share:
Income from continuing operations	$1.43	$0.07	$1.18
Loss from discontinued operations	—	(0.08)	(0.03)

Net income (loss)	$1.43	$(0.01)	$1.15

Diluted earnings (loss) per common share:
Income from continuing operations	$1.41	$0.07	$1.17
Loss from discontinued operations	—	(0.08)	(0.03)

Net income (loss)	$1.41	$(0.01)	$1.14

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Accumulated
	Common Stock		Additional	Other			Total
	Shares		Paid-In	Comprehensive	Retained	Treasury	Stockholders’	Comprehensive
	Issued	Par	Capital	Income	Earnings	Stock	Equity	Income
Balance, December 31, 2007	13,910	$139	$314,104	$103	$19,318	$(39,130)	$294,534	$—

Conversion of Class B Common Stock to Class A Common Stock	15	1	(1)	—	—	—	—	—
Unrealized losses on available for sale securities, net of tax benefit of $854	—	—	—	(1,437)	—	—	(1,437)	(1,437)
Unrealized loss on derivative, net of tax benefit of $401	—	—	—	(655)	—	—	(655)	(655)
Compensation expense related to employee and Director SAR/Options	—	—	99	—	—	—	99	—
Purchases of Treasury stock	—	—	—	—	—	(27,125)	(27,125)	—
Net income	—	—	—	—	14,323	—	14,323	14,323

Comprehensive income	—	—	—	—	—	—	—	12,231

Balance, December 31, 2008	13,925	140	314,202	(1,989)	33,641	(66,255)	279,739

Conversion of Class B Common Stock to Class A Common Stock	3	—	—	—	—	—	—	—
Unrealized gains on available for sale securities, net of tax expense of $44	—	—	—	63	—	—	63	63
Reverse stock split	—	(1)	(6)	—	—	—	(7)	—
Unrealized losses on derivative, net of tax benefit of $53	—	—	—	(86)	—	—	(86)	(86)
Compensation expense related to employee and Director SAR/Options	—	—	406	—	—	—	406	—
Purchases of Treasury stock	—	—	—	—	—	(6,989)	(6,989)	—
Net loss	—	—	—	—	(155)	—	(155)	(155)

Comprehensive income	—	—	—	—	—	—	—	(178)

Balance, December 31, 2009	13,928	139	314,602	(2,012)	33,486	(73,244)	272,971

Conversion of Class B Common Stock to Class A Common Stock	1	—	—	—	—	—	—	—
Other-than-temporary impairment of investments, net of tax expense of $765	—	—	—	1,247	—	—	1,247	1,247
Unrealized gains on available for sale securities, net of tax expense of $305	—	—	—	500	—	—	500	500
Issuance of shares for employee stock options	—	—	31	—	—	—	31	—
Unrealized gains on derivative, net of tax expense of $105	—	—	—	170	—	—	170	170
Compensation expense related to employee and Director SAR/Options	—	—	659	—	—	—	659	—
Purchases of Treasury stock	—	—	—	—	—	(2,803)	(2,803)	—
Net income	—	—	—	—	16,484	—	16,484	16,484

Comprehensive income	—	—	—	—	—	—	—	$18,401

Balance, December 31, 2010	13,929	$139	$315,292	$(95)	$49,970	$(76,047)	$289,259

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$16,484	$(155)	$14,323
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,807	21,518	18,710
Other-than-temporary investments impairment	2,026	—	—
Goodwill impairment	—	16,315	—
Loss due to property and equipment impairment	—	1,369	—
Amortization of purchase accounting adjustments for leases	(645)	(395)	(248)
Provision for bad debts	676	49	(303)
Provision for self-insured liabilities	639	1,080	435
Loss on sale or disposal of fixed assets	401	82	196
Equity-based compensation expense	659	406	99
Deferred income taxes	5,599	1,477	6,279
Gain on investments	(78)	—	—
Changes in assets and liabilities:
Accounts receivable	(1,209)	(38)	515
Prepaid expenses, supplies and other receivables	517	(180)	1,626
Deposits in escrow	(378)	320	139
Current assets — discontinued operations	(132)	117	—
Accounts payable	(1,170)	(2,076)	230
Accrued liabilities	25	1,281	(53)
Deferred revenue	(1,584)	(319)	393
Current liabilities — discontinued operations	(34)	(13)	—
Payments of self-insured liabilities	(458)	(640)	(200)
Income taxes payable/ receivable	367	2,415	(2,669)
Changes in other non-current assets	1,213	(156)	5,102
Other non-current assets — discontinued operations	399	539	—
Other long-term liabilities	48	1,050	602
Other long-term liabilities — discontinued operations	—	(14)	—

Cash provided by operating activities	46,172	44,032	45,176

INVESTING ACTIVITIES:
Payment for securities	(818)	(216)	—
Proceeds on sales of securities	515	—	—
Payment for acquisitions	(27,500)	—	(14,546)
Cash designated for acquisition	—	—	14,864
Payments for new construction projects	(5,619)	(13,337)	(21,333)
Payments for purchases of property and equipment	(11,000)	(14,564)	(17,764)

Cash used in investing activities	(44,422)	(28,117)	(38,779)

FINANCING ACTIVITIES:
Payments of financing costs	(310)	(358)	(244)
Purchase of treasury stock	(2,803)	(6,989)	(27,125)
Proceeds from issuance of shares for employee stock options	31	—	—
(Repayment of) proceeds on borrowings on revolving credit facility	—	(29,000)	37,000
Repayment of mortgage debt	(1,914)	(9,113)	(19,215)
Proceeds from mortgage debt	12,250	14,000	9,026

Cash provided by (used in) financing activities	7,254	(31,460)	(558)

Increase (decrease) in cash and cash equivalents	9,004	(15,545)	5,839
Cash and cash equivalents, beginning of year	4,360	19,905	14,066

Cash and cash equivalents, end of year	$13,364	$4,360	$19,905

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS — continued
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$7,285	$7,575	$7,490
Income tax payments, net of refunds	3,459	2,884	4,635
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Assisted Living Concepts, Inc. and its subsidiaries (“ALC” or the “Company”) operated 211 assisted and independent living residences in 20 states in the United States totaling 9,305 units as of December 31, 2010. ALC’s residences average 40 to 60 units and offer a supportive, home-like setting. Residents may receive assistance with activities of daily living either directly from ALC employees or indirectly through ALC’s wholly-owned health care subsidiaries.
ALC became an independent, publicly traded company listed on the New York Stock Exchange on November 10, 2006, (the “Separation Date”) when ALC Class A and Class B Common Stock was distributed by Extendicare Inc., now known as Extendicare Real Estate Investment Trust (“Extendicare”), to its stockholders (the “Separation”).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ALC regularly reviews its investments to determine whether a decline in fair value below the cost basis is other-than-temporary. To determine whether a decline in value is other-than-temporary, ALC evaluates several factors, including the current economic environment, market conditions, operational and financial performance of the investee, and other specific factors relating to the business underlying the investment, including business outlook of the investee, future trends in the investee’s industry, and ALC’s intent to carry the investment for a sufficient period of time for any recovery in fair value. If declines in value are deemed other-than-temporary, ALC records reductions in carrying values to estimated fair values, which are determined based on quoted market prices, if available, or on one or more valuation methods such as pricing models using historical and projected financial information, liquidation values, and values of other comparable public companies. ALC recorded an other-than-temporary impairment of investments in the year December 31, 2010 of $2.0 million. There was no such impairment recorded in the years ended December 31, 2009 and 2008.
(d) Accounts Receivable
Accounts receivable are recorded at the net realizable value expected to be received from individual residents or their responsible parties (“private payers”) and government assistance programs such as Medicaid.
At December 31, 2010 and 2009, ALC had approximately 94% and 87%, respectively, of its accounts receivable derived from private payer sources, with the balance owing under various state Medicaid programs. Although management believes there are no credit risks associated with government agencies other than possible funding delays, claims filed under the Medicaid program can be denied if not properly filed prior to a statute of limitations.
ALC periodically evaluates the adequacy of its allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds, which vary by payer type. Allowances for uncollectibility are considered based upon the evaluation of the circumstances for each of these specific accounts. In addition, ALC has developed internally-determined percentages for establishing an allowance for doubtful accounts, which are based upon historical collection trends for each payer type and age of the receivables. Accounts receivable that ALC specifically estimates to be uncollectible, based upon the above process, are fully reserved in the allowance for doubtful accounts until they are written off or collected. ALC wrote off accounts receivable of $1.1 million, $1.1 million, and $1.3 million in 2010, 2009, and 2008, respectively. Bad debt expense was $1.7 million, $1.1 million, and $1.0 million for 2010, 2009 and 2008, respectively.
(e) Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Provisions for depreciation and amortization are computed using the straight-line method for financial reporting purposes at rates based upon the following estimated useful lives:

Buildings	30 to 40 years
Building improvements	4 to 20 years
Furniture and equipment	3 to 10 years
Leasehold improvements	The shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased.
Construction in progress includes pre-acquisition costs and other direct costs related to acquisition, development and construction of properties, including interest, which are capitalized until the residence is opened. Depreciation of the residence, including interest capitalized, is commenced the month after the residence is opened and is based upon the useful life of the asset, as outlined above. ALC capitalized interest expense of $39,000, $0.1 million and $0.4 million in 2010, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maintenance and repairs are charged to expense as incurred. When property or equipment is retired or disposed, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is included in the consolidated statement of operations.
Depreciation expense for 2010, 2009 and 2008 was $21.2 million, $20.0 million, and $16.5 million, respectively.
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
The Company has assessed its fair value using its stock price as well as applying an implied control premium. Due to the volatility of the market value of its stock price, the use of the average stock price over a range of dates around the valuation date was used. ALC compared the implied control premium to premiums paid in observable recent transactions of comparable companies.
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
(h) Long-lived Assets
ALC assesses annually the recoverability of long-lived assets, including property and equipment. Accounting guidance requires that all long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of an asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent the book value of the asset exceeds estimated fair value. ALC incurred an impairment of long-lived asset charge in continuing operations of $0.1 million on one property in 2009 and $1.2 million of impairment charges on four properties held in discontinued operations. There were no impairment charges in either 2010 or 2008. Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less all associated costs of disposition. Accounting guidance also requires separate reporting of discontinued operations to the component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Management considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors, in performing these analyses.
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
ALC has also authorized 25,000,000 shares of Preferred Stock, none of which has been issued as of December 31, 2010 and 2009.
Effective March 16, 2009, Assisted Living Concepts, Inc. implemented a one-for-five reverse stock split of its Class A Common Stock, par value $0.01 per share, and Class B Common Stock, par value $0.01 per share. All share amounts and per share data in this annual report on Form 10-K have been adjusted to reflect this reverse stock split.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of our outstanding shares is as follows:

		Class A	Class B
		Common	Common	Treasury
		Stock	Stock	Stock
December 31, 2008		10,443,313	1,562,101	1,918,399
	Conversion of Class B to Class A	35,813	(33,451)	—
	Repurchase of Class A Common Stock	(430,452)	—	430,452

December 31, 2009		10,048,674	1,528,650	2,348,851
	Conversion of Class B to Class A	8,844	(8,340)	—
	Repurchase of Class A Common Stock	(92,485)	—	92,485
	Issuance of shares for stock options	2,000	—	—

December 31, 2010		9,967,033	1,520,310	2,441,336

On August 9, 2009, ALC’s Board of Directors authorized the repurchase of up to $15 million of shares of ALC’s outstanding Class A Common Stock over the twelve-month period ended August 9, 2010. This share repurchase authorization replaced the share repurchase program initiated in December 2006 which initially authorized the repurchase of up to $20 million of shares of Class A Common Stock (expanded to $80 million) and which expired August 6, 2009. On August 9, 2010, the Board of Directors extended and expanded the repurchase program by authorizing the purchase of up to $15 million in Class A Common Stock over the twelve-month period ending August 9, 2011. Shares may be repurchased in the open market or in privately negotiated transactions from time to time in accordance with appropriate Securities and Exchange Commission guidelines and regulations and subject to market conditions, applicable legal requirements, and other factors. In 2010, ALC repurchased 92,485 shares of its Class A Common Stock at an aggregate cost of approximately $2.8 million and an average price of $30.27 per share (excluding fees) under both share repurchase programs. At December 31, 2010, approximately $14.1 million remained available under the repurchase program. Stock repurchases have been financed through existing funds and borrowings under the Company’s $120 million revolving credit facility. Treasury stock has been accounted for using the cost method.
(k) Revenue Recognition
For 2010, 2009 and 2008 approximately 98%, 95% and 92%, respectively, of revenues were derived from private payers. The remainder of ALC’s revenue was derived from state-funded Medicaid reimbursement programs. Revenues are recorded in the period in which services and products are provided at established rates. Revenues collected in advance are recorded as deferred revenue upon receipt and recorded to revenue in the period the revenues are earned.
From time to time, ALC collects new residency fees from private pay residents. These fees are non-refundable and are generally used to prepare a resident’s room for occupancy. ALC defers these revenues and amortizes them over the average expected stay of private pay residents, which is approximately 14 months.
(l) Advertising Expense
Advertising costs are expensed as incurred. Advertising expense incurred for 2010, 2009 and 2008 totaled $0.8 million, $1.0 million and $1.2 million, respectively.
(m) Deferred Financing Costs
Costs associated with obtaining financing are capitalized and amortized over the term of the related debt. In 2010, ALC incurred deferred financing costs of $0.3 million related to mortgage debt refinancing. In 2009, ALC incurred deferred financing costs of $0.4 million related to mortgage debt refinancing. ALC amortized $0.5 million, $0.4 million and $0.2 million of these deferred financing fees through interest expense in 2010, 2009 and 2008, respectively. The deferred costs are being amortized over the life of the related debt through expense on a straight line basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(n) Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income and other gains and losses affecting stockholders’ equity which under GAAP are excluded from results of operations. In 2010, 2009 and 2008, this consists of unrealized gains (losses) on available for sale investment securities, net of any related tax effect and unrealized gains (losses) on interest rate swap derivatives, net of tax, and other than temporary losses on investments, net of tax. In 2010, ALC performed its quarterly review of investment securities and determined the severity and duration of the impairment on its equity investments and the likelihood of recovery of these investments was such that the investments were other-than-temporarily impaired and as a result reclassified a $1.2 million comprehensive loss to earnings.

	2010	2009	2008
	(In thousands)
Net income (loss)	$16,484	$(155)	$14,323
Unrealized gains (losses) on investments, net of tax expense (benefit) of $305, $44 and $(854), respectively	500	63	(1,437)
Unrealized gains (losses) on derivatives, net of tax expense (benefit) of $105, $(53) and $(401), respectively	170	(86)	(655)
Other-than-temporary loss on investments, net of tax benefit of $765	1,247	—	—

Total comprehensive income (loss)	$18,401	$(178)	$12,231

The components of Accumulated Other Comprehensive Income (Loss), net of tax, are as follows:

	2010	2009	2008
	(In thousands)
Unrealized gains (losses) on investments	$476	$(1,271)	$(1,334)
Net unrealized loss on derivatives	(571)	(741)	(655)

Accumulated other comprehensive income (loss)	$(95)	$(2,012)	$(1,989)

(o) Income Taxes
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
ALC accrues interest and penalties related to unrecognized tax benefits in the provision for income taxes. See Note 16 to the consolidated financial statements for additional disclosures.
(p) Derivative Financial Instruments
In November 2008 and March 2009, ALC entered into financial instruments to hedge interest rate risk and effectively converted floating rate debt to a fixed rate basis. The derivative instruments are recognized as accrued liabilities in the 2010 consolidated balance sheet with a negative fair value of $0.9 million. The change in mark-to-market of the value of the derivative is recorded as other comprehensive income (loss) because it has been designated and qualifies as a cash flow hedge. ALC determined the hedge was 100% effective as of December 31, 2010; therefore, the complete change in fair value was recorded in other comprehensive income. ALC did not enter into derivative financial instruments prior to 2008 so the net impact of the $0.9 million referred to above is the cumulative net unrealized loss and no realized gains or losses have impacted our Consolidated Statements of Operations. See Note 22 Subsequent Events.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
(s) Recently Adopted Accounting Pronouncements
In January 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-6, Improving Disclosures About Fair Value Measurements (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on ALC’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In January 2010, ALC adopted the amendment in ASC 820 requiring new fair value disclosures on fair value measurements for all nonfinancial assets and liabilities, including separate disclosure of significant transfers into and out of Level 3 and the reasons for the transfers, the amount of transfers between Level 1 and Level 2 and the reasons for the transfers, lower level of disaggregation for fair value disclosures (by class rather than major category) and additional details on the valuation techniques and inputs used to determine Level 2 and Level 3 measurements. Other than the required disclosures, the adoption of the guidance had no impact on the consolidated financial statements.
In January 2010, ALC adopted amendments to the variable interest consolidation model in ASC 810, Consolidation. Key amendment changes include: the scope exception for qualifying special purpose entities was eliminated, consideration of kick-out and participation rights in variable interest entity determination, qualitative analysis considerations for primary beneficiary determination, changes in related party considerations, and certain disclosure changes. ALC has no joint ventures and, as such, the adoption of the new guidance had no impact on ALC’s consolidated results of operations and financial condition.
In July 2010, the FASB issued a final accounting standards update that requires entities to provide extensive new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses. Adoption of this accounting standards update is required for public entities for interim or annual reporting periods ending on or after December 15, 2010. The adoption of the guidance had no impact on ALC’s consolidated financial statements.
(t) Recently Issued Accounting Pronouncements
Described below are recent changes in accounting guidance that may have a significant effect on ALC’s financial statements. Recent guidance that is not anticipated to have an impact on or is unrelated to ALC’s financial condition, results of operations or related disclosures are not discussed.
In December 2010, the FASB released Accounting Standards Update 2010-28 (“ASU 2010-28”), Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The update requires a company to perform Step 2 of the goodwill impairment test if the carrying value of the reporting unit is zero or negative and adverse qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The qualitative factors to consider are consistent with the existing guidance and examples in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The requirements in ASU 2010-28 are effective for public companies in the first annual period beginning after December 15, 2010. ASU 2010-28 is not expected to materially impact ALC’s consolidated financial statements.
In December 2010, the FASB released Accounting Standards Update 2010-29 (“ASU 2010-29”), Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that when a public company completes a business combination(s), the company should disclose revenue and earnings of the combined entity as though the business combination(s) occurred as of the beginning of the comparable prior annual reporting period. The update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. The requirements in ASU 2010-29 are effective for business combinations that occur on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. ALC will apply the provisions of ASU 2010-29 on a prospective basis.
(u) Reclassifications
Certain reclassifications have been made in the prior years’ financial statements to conform to the current year’s presentation. Such reclassifications had no effect on previously reported net income or stockholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. ACQUISITIONS
On January 1, 2008, ALC acquired the operations of BBLRG, LLC, doing business as CaraVita, consisting of eight leased assisted and independent living residences and a total of 541 leased units, for a purchase price including fees and expenses of $14.8 million. The master lease has an initial term expiring in March 2015 with three five-year renewal options. ALC financed this transaction with borrowings under its $120 million credit facility. In connection with the master lease, ALC guarantees certain quarterly minimum occupancy levels and is subject to net worth, minimum capital expenditure requirements per residence, per annum and minimum fixed charge coverage ratios. Failure to meet certain operating and occupancy covenants in the Cara Vita operating lease would give the lessor the right to accelerate the lease obligations and terminate our right to operate all or some of those properties. At December 31, 2010 and 2009, ALC was in compliance with all master lease covenants.
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
On November 1, 2010, ALC completed the acquisition of nine senior living residences from HCP, Inc. The nine residences, two of which are located in New Jersey and seven in Texas, contain a total of 365 units and were previously leased and operated by ALC under leases expiring between November 2010 and May 2012. The cash purchase price was $27.5 million plus certain transaction costs and was allocated $24.1 million to buildings and $3.4 million to land. As part of the consideration, ALC reclassified $0.5 million of unamortized leasehold improvements to property and equipment.
Because ALC has operated these nine properties in all periods presented, no transaction related pro forma adjustments to revenues are necessary in the Consolidated Financial Statement of Operations for all periods presented.
The pro forma impact on net income from continuing operations and net income would have been an increase in each reported amount by approximately $0.1 million in both the 2009 and 2010 periods. The pro forma impact for the 2009 period consist of a decrease from reported residence lease expense of $2.3 million and an increase in reported interest expense, depreciation and amortization, and income tax expense of $1.8 million, $0.3 million and $0.1 million, respectively. The pro forma impact for the 2010 period consist of a decrease from reported residence lease expense of $2.7 million and an increase in reported interest expense, depreciation and amortization, and income tax expense of $1.8 million, $0.7 million, and $0.1 million, respectively. The pro forma impact related to interest expense assumes the transaction was 100% financed using an interest rate of 6.5%.
4. INVESTMENTS
Investments consist of $0.9 million of money market funds and $0.1 million of equity securities, both held to fund ALC’s executive retirement plan (“ERP”) obligations, $3.0 million held in three individual equity securities which were contributed to ALC’s capital upon the Separation, all of which are classified as available-for-sale and stated at fair value based on market quotes and $0.6 million of time deposits.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The other three equity investments are being accounted for under ASC Topic 320 and are recorded at fair value. Unrealized gains and losses which are determined to be temporary in nature are recorded net of deferred taxes as a component of other comprehensive income. In the event unrealized losses are determined to be other-than-temporary, the unrealized loss is reclassified from comprehensive income and reported in the statement of operations. The current fair market value of the impaired investment then becomes the new cost basis of the investment. In the second quarter of 2010, the Company performed its quarterly review of investment securities and determined the severity and duration of the impairment on its equity investments and the likelihood of recovery of these investments was such that the investments were other-than-temporarily impaired. An other-than-temporary loss on investments of $2.0 million was recorded in the year ended December 31, 2010. No such impairment was recorded in the years ended December 31, 2009 or 2008.
ALC recorded realized gains of $27,000 in the year ended December 31, 2010 and realized losses of $53,000 in the year ended December 31, 2009. These gains and losses were reported in general and administrative expense in both 2010 and 2009.
Investments consisted of the following:

	December 31, 2010			December 31, 2009
		Fair	Unrealized		Fair	Unrealized
		Market	Gain/		Market	Gain/
	Cost	Value	(Loss)	Cost	Value	(Loss)
	(In thousands)
Time deposits	$601	$601	$—	$—	$—	$—
ERP Investments	1,029	1,036	7	1,079	1,079	—
Equity Investments with unrealized gains	2,201	2,962	761	—	2	2
Equity Investments with unrealized losses	—	—	—	4,400	2,346	(2,054)

Total Investments	$3,831	$4,599	$768	$5,479	$3,427	$(2,052)

The following table shows our investments gross unrealized losses and fair values that have been in a continuous loss position at December 31:

	Less Than Twelve Months		Greater Than Twelve Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
(In thousands)
2010 Equity securities	—	—	—	—	—	—
2009 Equity securities	—	—	$2,411	$2,054	$2,411	$2,054
5. PREPAID EXPENSES, SUPPLIES AND OTHER RECEIVABLES
Supplies, prepaid expenses and other receivables consisted of the following at December 31:

	2010	2009
	(In thousands)
Prepaid expenses	$1,528	$1,921
Supplies	974	974
Other receivables	518	642

	$3,020	$3,537

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. PROPERTY AND EQUIPMENT
Property and equipment and related accumulated depreciation and amortization consisted of the following at December 31:

	2010	2009
	(In thousands)
Land and land improvements	$31,426	$27,207
Buildings and improvements	475,332	442,176
Furniture and equipment	30,433	27,900
Leasehold improvements	8,442	8,216
Construction in progress	4,770	2,024

	550,403	507,523
Less accumulated depreciation and amortization	(113,100)	(92,069)

	$437,303	$415,454

In 2010 and 2009, ALC capitalized $4.9 million and $16.5 million related to the ongoing expansion program, respectively.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a summary of the changes in the carrying amount of goodwill:

	2010	2009
Balance at beginning of year	$—	$16,315
Additions	—	—
Adjustments	—	(16,315)

Balance at end of year	$—	$—

In 2009, the goodwill adjustment reflects the impairment charge recorded in the first quarter of 2009.
Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of other intangible assets as of December 31, 2010 and 2009, respectively (in thousands):

	December 31, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Resident relationships	$3,169	$(2,744)	$425	$3,169	$(1,868)	$1,301
Operating lease intangible and renewal options	11,665	(2,029)	9,636	11,665	(1,352)	10,313
Non-compete agreements	331	(199)	132	331	(133)	198

Total	$15,165	$(4,972)	$10,193	$15,165	$(3,353)	$11,812

Amortization expense related to definite-lived intangible assets for the years ended December 31, 2010, 2009 and 2008, was $1.6 million, $1.6 million, and $1.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future amortization expense for definite—lived intangible assets is estimated to be as follows (in thousands):

2011	$1,165
2012	743
2013	677
2014	677
2015	677
After 2015	6,254

$10,193

8. RESTRICTED CASH
As of December 31, 2010, restricted cash consisted of $1.7 million of cash deposits as security for Oregon Trust Deed Notes and $1.7 million of cash deposits as security for HUD insured mortgage loans. As of December 31, 2009, restricted cash consisted of $1.3 million of cash deposits as security for Oregon Trust Deed Notes, $1.7 million of cash deposits as security for HUD Insured Mortgages due 2036 and $1.4 million of cash deposits securing letters of credit.
9. OTHER ASSETS
Other assets consisted of the following at December 31:

	2010	2009
	(In thousands)
Deferred financing costs, net	$881	$1,026
Property tax, insurance and capital expenditure trust funds	1,069	885
Security deposits and other	23	24

	$1,973	$1,935

In 2010, ALC incurred deferred financing costs of $0.3 million related to mortgage debt refinancing.
10. ACCRUED LIABILITIES
Accrued liabilities consisted of the following at December 31:

	2010	2009
	(In thousands)
Property taxes, utilities and other taxes	$7,699	$7,779
Salaries and wages, fringe benefits and payroll taxes	6,715	6,177
Workers’ compensation	3,065	3,181
Fair value of derivative liability	920	—
Accrued operating expenses	830	1,194
Other	944	897

	$20,173	$19,228

ALC self insures for health and dental claims. In addition, ALC self insures for workers’ compensation in all states, with the exception of Washington and Ohio where ALC participates in a state plan and Texas where ALC is insured with a third-party insurer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. DEBT
Long-term debt consisted of the following at December 31:

	December 31,
	2010	2009
	(In thousands)
$120 million credit facility bearing interest at floating rates, due November 2011(1)	$50,000	$50,000
Mortgage note, bearing interest at 6.24%, due 2014	32,644	33,526
Mortgage note, bearing interest at 6.50%, due 2015	25,663	13,829
Mortgage note, bearing interest at 7.07%, due 2018	8,703	8,844
Oregon Trust Deed Notes, weighted average interest rate of 7.38%, maturing from 2021 through 2026	8,130	8,438
HUD Insured Mortgages, interest rates ranging from 5.66% to 5.85%, due 2032	4,033	4,123
HUD Insured Mortgage, bearing interest at 7.55%, due 2036	2,937	2,977

Total debt	132,110	121,737
Less current maturities(2)	(2,449)	(1,823)

Total long-term debt	$129,661	$119,914

(1)	Borrowings under this facility bear interest at a floating rate at ALC’s option equal to LIBOR plus a margin of 150 basis points or prime. At December 31, 2010, prime was 3.25% and LIBOR was 0.26%.

(2)
The $50.0 million of outstanding debt as of December 31, 2010 on the GE Credit Facility is not reflected as a current maturity as it was refinanced into the new $125 million credit facility which closed on February 18, 2011 and matures on February 18, 2016.

$120 Million Credit Facility due November 2011
On November 10, 2006, ALC entered into a five year, $100 million credit facility with General Electric Capital Corporation and other lenders. The facility is guaranteed by certain ALC subsidiaries that own 64 residences and secured by a lien against substantially all of the assets of ALC and such subsidiaries. Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate or LIBOR plus an amount that varies according to a pricing grid based on a consolidated leverage test. Since the inception of this facility, this amount has been 150 basis points. For the years ended December 31, 2010 and 2009, the average interest rates under the facility were 1.80% and 1.97%, respectively.
On August 22, 2008, ALC entered into an agreement to amend its then $100 million revolving credit agreement to allow ALC to borrow up to an additional $20 million, bringing the size of the facility to $120 million. Under certain conditions and subject to possible market rate adjustments on the entire facility, ALC may request that the facility be increased up to an additional $30 million.
In general, borrowings under the facility are limited to five times ALC’s consolidated net income during the prior four fiscal quarters plus, in each case to the extent included in the calculation of consolidated net income, customary add-backs in respect of provisions for taxes, consolidated interest expense, amortization and depreciation, losses from extraordinary items, and other non-cash expenditures (including non-recurring expenses incurred by ALC in connection with the separation of ALC and its former parent, Extendicare) minus, in each case to the extent included in the calculation of consolidated net income, customary deductions related to credits for taxes, interest income, gains from extraordinary items, and other non-recurring gains. ALC is subject to certain restrictions and financial covenants under the facility including maintenance of minimum consolidated leverage and minimum consolidated fixed charge coverage ratios. Payments for capital expenditures, acquisitions, dividends and stock repurchases may be restricted if ALC fails to maintain consolidated leverage ratio levels specified in the facility. In addition, upon the occurrence of certain transactions, including but not limited to sales of property mortgaged to General Electric Capital Corporation and the other lenders, equity and debt issuances and certain asset sales, ALC may be required to make mandatory prepayments. ALC is also subject to other customary covenants and conditions. Outstanding borrowings under the facility were $50 million at both December 31, 2010 and 2009. Average outstanding borrowings were $50.0 million and $66.1 million in 2010 and 2009, respectively. As of December 31, 2010 and 2009, ALC was in compliance with all applicable financial covenants and available borrowings under the facility were $50 million. On February 18, 2011, ALC entered into a new $125 million credit facility and terminated the $120 million credit facility and repaid all amounts owed under that credit facility. See Note 22 Subsequent Events below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ALC entered into derivative financial instruments in November 2008 and March 2009, specifically interest rate swaps, for non-trading purposes. ALC may use interest rate swaps from time to time to manage interest rate risk associated with floating rate debt. The November 2008 and March 2009 interest rate swap agreements expire in November 2011, the same time as the $120 million revolving credit facility matures, and have a total notional amount of $50 million. ALC elected to apply hedge accounting for both interest rate swaps because they are an economic hedge of our floating rate debt. ALC does not enter into derivatives for speculative purposes. Both interest rate swaps are cash flow hedges. The derivative contracts had a negative net fair value of $0.9 million and $1.2 million as of December 31, 2010 and December 31, 2009, respectively, based on current market conditions affecting interest rates, and are recorded in accrued liabilities in 2010 and in other long-term liabilities in 2009.
In connection with the termination of the GE Credit Facility and entrance into the US Bank Credit Facility, ALC elected to forgo hedge accounting treatment on its interest rate swaps described in Note 18 to these financial statements. As a result, ALC expects to incur a first quarter of 2011 non-cash charge equal to the combined market value of the swaps as determined on February 18, 2011. At December 31, 2010, the combined market value of the swaps was $0.9 million. In addition, in the first quarter of 2011, ALC also expects to expense $0.3 million relating to the remaining book value of deferred financing fees incurred in connection with the GE Credit Facility.
Mortgage Note due 2014
The mortgage note due in 2014 (the “6.24% 2014 Note”) has a fixed interest rate of 6.24% with a 25-year principal amortization and is secured by 24 assisted living residences with a carrying value of $57.7 million. Monthly principal and interest payments amount to approximately $0.3 million. A balloon payment of $29.6 million is due in January 2014. The 6.24% 2014 Note was entered into by subsidiaries of ALC and is subject to a limited guaranty by ALC.
6.5% Mortgage Note due 2015
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
The amended and restated loan bears interest at a fixed rate of 6.5% per annum and is secured by a mortgage and assignment of leases with respect to two senior living residences in Iowa, three in Indiana and one in Wisconsin consisting of a combined total of 314 units with a carrying value of 20.9 million. The original $14.0 million portion of the loan is amortized over a twenty year period from June 12, 2009 and the additional $12.25 million portion of the loan is amortized over a fifteen year period from September 30, 2010. Prepayment of the loan in excess of 10% of the principal balance in any anniversary year will require a prepayment fee of 3% in the first or second year, 2% in the third or fourth year, and 1% thereafter. Performance and payment of obligations under the Loan Agreement and related note are guaranteed by ALC pursuant to the terms of a guaranty agreement. ALC incurred $0.4 million of closing costs which are being amortized over the five year life of the loan.
In addition to customary representations, covenants and default provisions, the loan requires that the senior living residences securing the loan maintain minimum annual levels of EBITDA (earnings before interest, taxes, depreciation and amortization) and rental income. In addition, the loan requires that ALC maintain minimum consolidated leverage and consolidated fixed charge coverage ratios. As of December 31, 2010 and December 31, 2009, ALC was in compliance with all applicable financial covenants.
Mortgage Note due 2018
The mortgage note due in 2018 (“2018 Note”) has a fixed interest rate of 7.07%, an original principal amount of $9.0 million, and a 25-year principal amortization. It is secured by a deed of trust, assignment of rents and security agreement and fixture filing on three assisted living residences in Texas with a carrying value of $10.9 million. Monthly principal and interest payments amount to approximately $64,200. The 2018 Note has a balloon payment of $7.2 million due in July 2018 and was entered into by a wholly-owned subsidiary of ALC and is subject to a limited guaranty by ALC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Oregon Trust Deed Notes
The Oregon trust deed notes (“Oregon Trust Deed Notes”) are secured by buildings, land, furniture and fixtures of six Oregon assisted living residences with a combined carrying value of $9.7 million. The notes are payable in monthly installments including interest at rates ranging from 0% to 9.00%. The effective rate on the remaining term of the Oregon Trust Deed Notes is 4.3%.
Under debt agreements relating to the Oregon Trust Deed Notes, ALC is required to comply with the terms of certain regulatory agreements until their scheduled maturity dates which range from June 2021 to March 2026.
HUD Insured Mortgages
The HUD insured mortgages (the “HUD Loans”) include three separate loan agreements entered into in 2001 between subsidiaries of ALC and the lenders. The mortgages are each secured by a separate assisted living residence located in Texas with a combined carrying value of $9.2 million. Two of the three HUD Loans were refinanced in the third quarter of 2007. The HUD loans bear interest ranging from 5.66% to 7.55% and average 6.35%. Principal on the refinanced loans may not be prepaid in the first two years. Prepayments may be made any time after the first two years. As of December 31, 2010, $4.0 million of HUD Loans mature in September 2032 and $2.9 million mature in August 2036.
$125 Million Credit Facility
On February 18, 2011, ALC entered into a five year, $125 million revolving credit facility with U.S. Bank National Association as administrative agent and certain other lenders (the “U.S. Bank Credit Facility”). ALC’s obligation under the U.S. Bank Credit Facility are guaranteed by three ALC subsidiaries that own 31 residences and are secured by mortgage liens against such residences and by a lien against substantially all of the assets of ALC and those subsidiaries. Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate or LIBOR plus a margin that varies according to a pricing grid based on a consolidated leverage test. The initial margin on base rate and LIBOR loans are 1.75% and 2.75%, respectively.
ALC used proceeds of $50.0 million from the U. S. Bank Credit Facility to repay all outstanding amounts under the GE Credit Facility.
In general, borrowings under the facility are limited to three and three quarters times ALC’s consolidated net income during the prior four fiscal quarters plus, in each case to the extent included in the calculation of consolidated net income, customary add-backs in respect of provisions for taxes, consolidated interest expense, amortization and depreciation, losses from extraordinary items, loss on the sale of property outside the ordinary course of business, and other non-cash expenditures (including the amount of any compensation deduction as the result of any grant of stock or stock equivalent to employees, officers, directors or consultants), non-recurring expenses incurred by ALC in connection with transaction fees and expenses for acquisitions minus, in each case to the extent included in the calculation of consolidated net income, customary deductions related to credits for taxes, interest income, gains from extraordinary items, gains from the sale of property outside the ordinary course of business and other non-recurring gains.
ALC is subject to certain restrictions and financial covenants under the facility including maintenance of minimum consolidated leverage and minimum consolidated fixed charge coverage ratios, and restrictions on payments for capital expenditures, expansions and acquisitions. Payments for dividends and stock repurchases may be restricted if ALC fails to maintain consolidated leverage ratio levels specified in the facility. In addition, upon the occurrence of certain transactions, including but not limited to property loss events, ALC may be required to make mandatory prepayments. ALC is also subject to other customary covenants and conditions. Outstanding borrowings under the facility at February 18, 2011 were $50 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unfavorable Market Value of Debt Adjustment
ALC debt in existence at the date of the ALC Purchase was evaluated and determined, based upon prevailing market interest rates, to be under valued. The unfavorable market value adjustment upon acquisition was $3.2 million. The market value adjustment is amortized on an effective interest basis, as an offset to interest expense, over the term of the debt agreements. The amount of amortization of the unfavorable market value adjustment for 2010, 2009 and 2008 was $37,100, $35,800 and $248,500, respectively.
Principal Repayment Schedule
Principal payments on long-term debt after refinancing due within the next five years and thereafter, as of December 31, 2010, are as follows (in thousands):

2011	$2,488
2012	2,649
2013	2,835
2014	31,437
2015	22,511
After 2015	69,931

131,851
Plus: Unamortized market value adjustment	259

Total debt	$132,110

Letters of credit
As of December 31, 2010, ALC had $5.3 million in outstanding letters of credit, the majority of which are collateralized by property. Approximately $4.8 million of the letters of credit provide security for worker’s compensation insurance and the remaining $0.5 million of letters of credit are security for landlords of leased properties. The letters of credit have maturity dates ranging from October 2011 to December 2011.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Following is a summary of activity in the accrual for self-insured general and professional liabilities:

	2010	2009
	(In thousands)
Balances at beginning of year	$1,916	$1,476
Cash payments	(458)	(640)
Provisions	639	1,080

Balances at end of year	$2,097	$1,916

Current portion	$500	$500
Long-term portion	1,597	1,416

Balances at end of year	$2,097	$1,916

13. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following at December 31:

	2010	2009
	(In thousands)
Unfavorable lease adjustment as lessee	$1,393	$2,084
Future lease commitments	4,246	4,387
Deferred compensation	4,109	3,925
Fair value of derivative liability	—	1,195
Asset retirement obligation	276	262

	$10,024	$11,853

Unfavorable Lease Adjustment as Lessee
ALC evaluated the leases in existence at the date of the ALC Purchase and determined, based upon future discounted lease payments over the remaining terms of the leases, an excess was to be paid, as compared to the market, based upon the operating cash flows of the leased facilities. The unfavorable lease liability upon acquisition was $4.0 million. The unfavorable lease liability is amortized on a straight-line basis, as an offset to lease expense, over the term of the lease agreements. In 2010, in conjunction with the acquisition of nine residences which were formerly leased by ALC, the related $0.3 million purchase accounting reserve was reversed. The unfavorable lease amortization was $0.7 million for 2010 and $0.4 million for 2009 and 2008.
Future Lease Commitments
Future lease commitments represent the cumulative excess of lease expense computed on a straight-line basis for the lease term over actual lease payments. The effects of scheduled rent increases, which are included in minimum lease payments, are recognized on a straight-line basis over the lease term.
Deferred Compensation
ALC implemented an unfunded deferred compensation plan in 2005 which is offered to all company employees defined as highly compensated by the Internal Revenue Code in which participants may defer up to 10% of their base salary. ALC matches 50% of the amount deferred. Expenses incurred by ALC under the deferred compensation plan were $170,000, $163,000 and $133,000 in 2010, 2009 and 2008, respectively.
ALC implemented the ERP, a non-qualified deferred compensation plan in 2005, covering certain executive employees. Expenses incurred from ALC contributions under the plan were $280,000, $290,000 and $66,000 in 2010, 2009 and 2008, respectively. The plan does not require ALC to fund the liability currently but ALC has funded it since the plan’s inception. Assets related to the plan are recorded as investments and classified as available for sale and were $1.0 million and $1.0 million as of December 31, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Employee Pension Arrangements
ALC maintains a defined contribution retirement 401(k) savings plan, which is made available to substantially all employees. ALC pays a matching contribution of 25% of every qualifying dollar contributed by plan participants, net of any forfeiture. Expenses incurred by ALC related to the 401(k) savings plans were $200,000, $157,000 and $177,000 in 2010, 2009 and 2008, respectively.
Fair Value of Derivatives
ALC entered into derivative financial instruments in November 2008 and March 2009, specifically interest rate swaps, for non-trading purposes. ALC uses interest rate swaps to manage interest rate risk associated with floating rate debt. The agreements expire at the same time as our $120 million revolving credit facility which expires in November 2011. As of December 31, 2010, ALC was party to interest rate swaps with a total notional amount of $50.0 million. ALC elected to apply hedge accounting for the interest rate swaps because they are an economic hedge of the ALC’s floating rate debt. The derivative contracts had a negative fair value of $0.9 million and $1.2 million as of December 31, 2010 and 2009, based on current market conditions affecting interest rates. The negative fair value was reported in other long-term liabilities in 2009 but has been reclassified to short-term in 2010 and is reported in accrued liabilities.
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
14. LEASE COMMITMENTS
As of December 31, 2010, as a lessee, ALC was committed under non-cancelable leases requiring future minimum rentals as follows:

Operating
Leases
(in thousands)
2011	$18,156
2012	17,444
2013	17,753
2014	17,879
2015	1,467
After 2015	650

Total minimum lease payments	$73,349

Lease agreement with LTC Properties, Inc.
Effective January 1, 2005, ALC entered into two new master lease agreements with LTC Properties, Inc. (“LTC”) relating to 37 residences leased to ALC by LTC. Under the terms of the master lease agreements, the initial 10 year lease term commenced on January 1, 2005, and there are three successive 10-year lease renewal terms, to be exercised at the option of ALC. There are no significant economic penalties to ALC if it decides not to exercise the renewal options. The aggregate minimum rent payments for the LTC leases for the calendar year 2010 was $11.1 million. The minimum rent will increase by 2% over the prior year’s minimum rent for each of the calendar years 2011 through 2014. Annual minimum rent during any renewal term will increase a minimum of 2% over the minimum rent of the immediately preceding year. ALC accounts for the effect of scheduled rent increases on a straight-line basis over the lease term.

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
CaraVita lease agreement
On January 1, 2008, a wholly-owned subsidiary of ALC acquired the operations of eight assisted and independent living residences consisting of a total of 541 leased units for a purchase price including fees and expenses of $14.8 million. The lease has an initial term expiring in March 2015 with three five-year renewal options. Aggregate minimum rent payments for the remainder of the initial lease term (years 2011 through 2015) are $5.3 million, $5.5 million, $5.6 million, $5.8 million and $1.4 million (three months), respectively. The minimum rent for each year of the first renewal option term is scheduled to increase by 3.0% over the prior year’s minimum rent. The minimum rent for each year of the second renewal option term is scheduled to increase by the greater of 3.0% or 75% of the consumer price index over the prior year’s minimum rent. The rental rate for the final five-year renewal option is subject to negotiation. ALC accounts for the effect of scheduled rent increases on a straight-line basis over the lease term.
In connection with the lease, ALC guarantees certain performance and payment obligations, including minimum occupancy, net worth, and capital expenditures per residence levels and minimum fixed charge coverage ratios. Failure to comply with these covenants could result in events of default under the lease and the guaranty. At December 31, 2010, ALC was in compliance with all covenants.
HCPI lease agreement
On November 1, 2010, ALC completed the acquisition of nine senior living residences from HCP, Inc. The nine residences were previously leased and operated by ALC under leases expiring between November 2010 and May 2012. The cash purchase price was $27.5 million plus certain transaction costs. See Note 3 Acquisitions for further details. The nine residences, two of which are located in New Jersey and seven in Texas, contain a total of 365 units.
Lease agreement with Nationwide Health Properties, Inc. (“NHP”)
Effective January 1, 2002, ALC entered into a master lease and security agreement with Nationwide Health Properties, Inc. (“NHP”) relating to four residences leased to ALC by NHP. Under the terms of the master lease agreement, the initial 5 year lease term commenced on January 1, 2002, and there are seven successive 5-year lease renewal terms, to be exercised at the option of ALC. There are no significant economic penalties to ALC if it decides not to exercise the renewal options. The aggregate minimum rent payments for the NHP leases for the calendar year 2010 were $1.1 million. The rent will increase by the lesser of two times the CPI or 2%, over the prior year’s rent for the calendar year 2011 and successive years.

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
In addition, ALC formerly financed 15 assisted living facilities located in the States of Washington, Idaho and Ohio by revenue bonds that were prepaid in full in December 2005. The aggregate amount of the revenue bonds upon repayment was $21.1 million. However, despite the prepayment of the revenue bonds, under the terms and conditions of the debt agreements in Washington and Ohio, ALC could be required to continue to comply with the terms of the regulatory agreement until the original scheduled maturity dates for the revenue bonds. The original scheduled maturity dates were 2018 for the Washington Revenue Bonds, and 2018 for the Ohio Revenue Bonds. Under an agreement with the State of Idaho, ALC will no longer be required to comply with the regulatory agreement as of July 31, 2011.
Under the terms of the debt agreements relating to the revenue bonds, ALC is required, among other things, to lease at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. This condition is required in order to preserve the federal income tax exempt status of the revenue bonds during the term they are held by the bondholders. There are additional requirements as to the age and physical condition of the residents that ALC must also comply. ALC must also comply with the terms and conditions of the underlying trust deed relating to the debt agreement and report on a periodic basis to the State of Oregon, Housing and Community Services Department, for the Oregon Revenue Bonds, the Washington State Housing Finance Commission for the former Washington Revenue Bonds, the Ohio Housing Finance Commission for the former Ohio Revenue Bonds, and until July 31, 2011, the Idaho Housing and Community Services for the former Idaho Revenue Bonds. Non-compliance with these restrictions may result in an event of default and cause fines and other financial costs.
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
Expansion Program
In February 2007, we announced plans to add a total of 400 units onto our existing owned residences. In 2008, 2009 and 2010, we completed, licensed and began accepting new residents in 78, 244, and 25 units, respectively, aggregating a total of 347 units. As of the date of this report, we are targeting completion of 20 units by the first quarter of 2011. Our cost has been approximately $113,000 per unit. We expended $41.1 million through December 31, 2010, and expect to spend an additional $0.4 million in 2011. Although we do not have any immediate plans for additional expansion units, we continue to evaluate expansion opportunities in promising markets.

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
On November 19, 2010, the New Jersey Department of Health and Senior Services (“DHSS”) issued a cease and desist order alleging that ALC was operating four unlicensed assisted living residences in the state of New Jersey. The order assessed a fine of $2,500 per day, per building beginning October 16, 2010. ALC management disagrees with DHSS’ allegations and has filed a timely appeal with the New Jersey Office of Administrative Law (“OAL”). This appeal is currently pending.
At the request of DHSS, ALC attended a meeting in January, 2011 with representatives from this agency and the Department of Community Affairs wherein the parties discussed the potential settlement of these disputes. An initial settlement proposal sent to ALC by DHSS included payments by ALC of certain administrative costs but no monetary penalties related to the cease and desist order. Since the cease and desist order is based on a per day fine and limitations on the operation of the business in the state of New Jersey, the financial impact to ALC can not be determined at this time and could be material to the operations and financial condition of the Company. ALC believes the cease and desist order is without merit and that the resolution to this matter will not have a material effect on the operations or financial condition of the Company.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. INCOME TAXES
ALC’s results of operations are included in a consolidated federal tax return.
The income tax expense consists of the following for the years ended December 31:

	2010	2009	2008
	(In thousands)
Federal:
Current	$2,585	$4,449	$3,455
Deferred	5,245	1,615	3,772

Total Federal	7,830	6,064	7,227
State:
Current	1,265	1,228	1,209
Deferred	354	51	216

Total State	1,619	1,279	1,425

Total income tax expense	$9,449	$7,343	$8,652

The differences between the effective tax rates on income before income taxes and the United States federal income tax rate are as follows:

	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	34.0%
Increase (reduction) in tax rate resulting from:
State income taxes, net of federal income tax benefit	4.0	10.4	4.0
Work opportunity credit	(1.2)	(2.8)	(0.3)
Deductible goodwill amortization	(1.7)	(5.3)	(1.9)
Non-deductible goodwill	—	50.7	—
Other, net	0.4	2.1	1.2

Effective tax rate	36.5%	90.1%	37.0%

Unrecognized tax benefits
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	2010	2009
Gross unrecognized tax benefits at December 31, 2009	$722	$722
Increases in tax positions for prior years	—	—

Gross unrecognized tax benefits at December 31, 2010	$722	$722

Included in the balance of unrecognized tax benefits at December 31, 2010 and 2009 are tax positions related to past state income tax filings which will not reoccur in the future. There are no unrecognized tax benefits related to federal income tax issues.
The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.4 million at December 31, 2010. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2010, we had accrued interest and penalties related to unrecognized tax benefits of $0.2 million.
ALC and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions. Federal tax returns for all periods after December 31, 2006 are open for examination. Various state tax returns for all periods after December 31, 2005 are open for examination. For the tax periods between February 1, 2005 and November 10, 2006, ALC was included in the consolidated federal tax returns of Extendicare Holdings, Inc. Tax issues between ALC and Extendicare are governed by a Tax Allocation Agreement entered into by ALC and Extendicare at the time of the Separation. During 2009, the Internal Revenue Service completed an examination of the partial tax year ended December 31, 2005 and the partial tax year ended November 10, 2006. As a result of the examinations there were several open items to be resolved between Extendicare and ALC due to the Separation. Subsequent to year end, ALC and Extendicare have agreed in principle to settle all past and future differences arising from the Tax Allocation Agreement for a cash payment from Extendicare to ALC of $750 thousand.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the net deferred tax assets and liabilities as of December 31 are as follows:

	2010	2009
	(In thousands)
Deferred tax assets:
Employee benefit accruals	$3,835	$3,704
Accrued liabilities	848	773
Accounts receivable reserves	569	297
Deferred revenue	632	554
Operating loss carryforwards	12,300	14,453
Goodwill/Intangibles	2,766	2,698
Fair value adjustment for leases	752	1,025
Fair value adjustment for debt	105	90
Deferred financing fee	219	286
Alternative minimum tax carry forward	560	560
Unrealized loss — derivative	350	454
Unrealized loss — stock investments	—	780
Write down of investments	709	—
Other assets	2,920	2,902

Total deferred tax assets before valuation allowance	26,565	28,576
Valuation allowance	(2,840)	(2,840)

Total deferred tax assets	23,725	25,736
Deferred tax liabilities:
Depreciation	37,910	33,461
Unrealized loss — stock investments	289	—
Miscellaneous	921	896

Total deferred tax liabilities	39,120	34,357

Net deferred tax liabilities	$(15,395)	$(8,621)

Valuation allowance:
Beginning of year	$(2,840)	$(2,840)
Decrease during year	—	—

End of year	$(2,840)	$(2,840)

	2010	2009
	(In thousands)
Deferred tax assets (liabilities) as presented on the Consolidated Balance Sheet:
Current deferred tax assets	$5,108	$4,636
Long-term deferred tax liabilities	(20,503)	(13,257)

Net deferred tax liabilities	$(15,395)	$(8,621)

ALC paid state income taxes of $1.3 million, $1.0 million and $1.4 million in 2010, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2010, ALC has $33.0 million (before an $8.1 million valuation allowance) of net operating losses available for federal income tax purposes, which will expire between 2011 and 2026. These net operating losses were partially generated prior to and after ALC’s emergence from bankruptcy on January 1, 2002. The emergence from bankruptcy created an ownership change as defined by the IRS. Section 382 of the Internal Revenue Code imposes limitations on the utilization of the loss carryfowards and built-in losses after certain ownership changes of a loss company. ALC was deemed to be a loss company for these purposes. Under these provisions, ALC’s ability to utilize the pre-acquisition loss carryforwards generated prior to ALC’s emergence from bankruptcy and built-in losses in the future will generally be subject to an annual limitation of approximately $1.6 million. Any unused amount is added to and increases the limitation in the succeeding year. ALC’s net unrealized built-in losses were $29.1 million as of December 31, 2010, and $29.1 million as of December 31, 2009. The deferred tax assets include loss carryforwards and built-in losses and their related tax benefit available to ALC to reduce future taxable income within the allowable IRS carryover period.
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
The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for 2010, 2009 and 2008:

	2010	2009	2008
	(In thousands, except per share data)
Basic earnings (loss) per share calculation:
Income from continuing operations	$16,484	$802	$14,712
Loss from discontinued operations, net of tax	—	(957)	(389)

Net income (loss) to common stockholders	$16,484	$(155)	$14,323

Weighted average number of common shares outstanding	11,540	11,755	12,486

Income from continuing operations	$1.43	$0.07	$1.18
Loss from discontinued operations, net of tax	—	(0.08)	(0.03)

Basic net income (loss) per share	$1.43	$(0.01)	$1.15

Diluted earnings (loss) per share calculation:
Income from continuing operations	$16,484	$802	$14,712
Loss from discontinued operations, net of tax	—	(957)	(389)

Net income (loss) to common stockholders	$16,484	$(155)	$14,323

Weighted average number of common shares outstanding	11,540	11,755	12,486
Assumed conversion of Class B shares	114	—	129
Effect of dilutive stock options	52	—	2

Diluted weighted average number of common shares outstanding	11,706	11,755	12,617

Income from continuing operations	$1.41	$0.07	$1.17
Loss from discontinued operations, net of tax	—	(0.08)	(0.03)

Diluted net income (loss) per share	$1.41	$(0.01)	$1.14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS
The estimated fair values of ALC’s financial instruments at December 31 are as follows:

	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)
ASSETS:
Cash and cash equivalents	$13,364	$13,364	$4,360	$4,360
Investments	4,599	4,599	3,427	3,427
Deposits in escrow	2,371	2,371	1,993	1,993
Other assets (long-term):
Restricted cash	3,448	3,448	4,389	4,389
Property tax, insurance and capital expenditure trust funds	1,101	1,101	918	918
Security deposits	23	23	24	24
LIABILITIES:
Accrued liabilities:
Fair value of derivative liability	920	920	—	—
Long-term debt, including current maturities	132,110	129,428	121,737	116,164
Other long-term liabilities:
Fair value of derivative liability	—	—	1,195	1,195
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
Derivative financial instruments. ALC entered into derivative financial instruments, specifically interest rate swaps, for non-trading purposes. ALC may use interest rate swaps from time to time to manage interest rate risk associated with floating rate debt. As of December 31, 2010, ALC was party to two interest rate swaps with a total notional amount of $50.0 million. ALC elected to apply hedge accounting for these interest rate swaps because they are an economic hedge of ALC’s floating rate debt As of December 31, 2010, these derivative contracts had a negative net fair value based on current market conditions affecting interest rates and are recorded in accrued liabilities. For the year ended December 31, 2009, they were classified in other long-term liabilities.
The table that follows summarizes the interest rate swap contracts outstanding at December 31, 2010 (dollars in thousands):

	Fixed	Notional		Expiration	Estimated Fair
	Interest Rate	Amount	Effective Date	Date	Value
Interest rate swap — November 2008	2.83%	$30,000	11/13/2008	11/14/2011	$(642)
Interest rate swap — March 2009	1.98%	$20,000	3/11/2009	11/14/2011	$(278)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information about ALC’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, and indicates the fair value hierarchy of the valuation techniques utilized by ALC to determine such fair value (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance at
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	December 31
2010
Assets
Equity investments	$3,024	$—	$—	$3,024
Liabilities
Derivative financial instruments	—	920	—	920

2009
Assets
Equity investments	$3,427	$—	$—	$3,427
Liabilities
Derivative financial instruments	—	1,195	—	1,195
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
For the year ended December 31, 2010, ALC recognized an unrealized gain of $1.1 million, which represents a $0.3 million unrealized gain on the fair value of the interest rate swaps and an unrealized gain of $0.8 million on its available-for-sale investments.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of the results of operations for residences that are classified as discontinued operations.

	2009	2008
	(in thousands)
Revenues	$2,727	$2,509

Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	2,098	2,206
Residence lease expense	240	(10)
Depreciation and amortization	300	377
Loss on impairment of long-lived assets(1)	1,235	—

Total operating expenses	3,873	2,573
Loss from discontinued operations	(1,146)	(64)
Interest income	3	—
Interest expense	(416)	(562)

Loss from discontinued operations before income taxes	(1,559)	(626)
Income tax benefit	602	232

Net loss from discontinued operations	$(957)	$(394)

Weighted average common shares:
Basic	11,755	12,486
Diluted	11,755	12,617
Revenue per share data:
Basic discontinued revenue per share	$0.23	$0.20
Diluted discontinued revenue per share	$0.23	$0.20

(1)
Includes $0.5 million impairment loss on write off of capital lease assets and obligations and $0.7 million impairment of furniture and equipment remaining with the lessor at the termination of the lease on December 31, 2009.

20. QUARTERLY RESULTS OF OPERATIONS (unaudited)
The following is a summary of our unaudited quarterly results of operations for 2010 and 2009.

	Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
2010
Revenues	$57,859	$58,305	$58,529	$58,435	$233,128
Income from continuing operations before taxes	5,736	4,514	7,166	8,517	25,933
Net income	3,613	2,896	4,567	5,408	16,484
Basic earnings per common share:
Income from continuing operations	$0.31	$0.25	$0.40	$0.47	$1.43
Income from discontinued operations, net of tax	0.00	0.00	0.00	0.00	0.00

Basic net income per share	$0.31	$0.25	$0.40	$0.47	$1.43

Diluted earnings per common share:
Income from continuing operations	$0.31	$0.25	$0.39	$0.46	$1.41
Income from discontinued operations, net of tax	0.00	0.00	0.00	0.00	0.00

Diluted net income per share	$0.31	$0.25	$0.39	$0.46	$1.41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
2009
Revenues	$57,067	$56,683	$57,236	$57,737		$228,723
Income from continuing operations before taxes	(11,487)	6,123	6,483	7,026		8,145
Net income	(11,775)	3,907	3,386	4,327		(155)
Basic earnings per common share:
Income from continuing operations	$(0.97)	$0.33	$0.36	$0.37		$0.07
Income from discontinued operations, net of tax	(0.01)	0.00	(0.07)	0.00		(0.08)

Basic net income per share	$(0.98)	$0.33	$0.29	$0.37		$(0.01)

Diluted earnings per common share:
Income from continuing operations	$(0.97)	$0.33	$0.36	$0.37		$0.07
Income from discontinued operations, net of tax	(0.01)	0.00	(0.07)	0.00		(0.08)

Diluted net income per share	$(0.98)	$0.33	$0.29	$0.37	$	(0.01)

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
On February 22, 2009, the Committee approved the 2009 Long-Term Equity-Based Compensation Program and granted awards of Options/SARs to certain key employees (including executive officers). The aggregate maximum number of Options/SARs granted to all participants was 95,000 and the exercise price is $15.35 per share. The Options/SARs had both time vesting and performance vesting features. One fifth (1/5) of each grant was vested on February 22, 2010. Also on February 22, 2010, the Committee determined that three-fourths (3/4) of the remaining four-fifths (4/5) of each grant vested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
A summary of Options/SARs activity for the years ended December 31, 2010, 2009 and 2008 is presented below:

			Wtd. Avg.	Aggregate
		Wtd. Avg.	Remaining	Intrinsic
		Exercise Price	Contractual	Value
	Shares	Per Share	Term (years)	(in thousands)
Outstanding, January 1, 2008	64,000	$59.00
Granted	129,500	30.10
Exercised	—	—
Expired or cancelled	(64,000)	59.00

Outstanding, December 31, 2008	129,500	$30.10	4.3	—

Exercisable, December 31, 2008	—	—	—	—

Outstanding, January 1, 2009	129,500	$30.10
Granted	127,000	15.65
Exercised	—	—
Expired or cancelled	(97,500)	29.45

Outstanding, December 31, 2009	159,000	$18.96	4.0	$1,226

Exercisable, December 31, 2009	10,672	$32.10	4.3	—

Outstanding, January 1, 2010	159,000	$18.96
Granted	136,250	32.13
Exercised	(4,000)	15.35
Expired or cancelled	(19,000)	15.35
Forfeited	(6,666)	15.35

Outstanding, December 31, 2010	265,584	$26.12	3.6	$1,702

Exercisable, December 31, 2010	53,353	$22.29	3.0	$546

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes options outstanding and exercisable at December 31, 2010 and the related weighted average exercise price and remaining contractual life information:

	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted		Weighted
		Remaining	Avg.		Avg.
		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$15.35	65,334	3.2	$15.35	21,337	$15.35
$16.54	32,000	3.3	$16.54	10,672	$16.54
$31.71	96,250	4.2	$31.71	—	$31.71
$32.10	32,000	2.4	$32.10	21,344	$32.10
$33.13	40,000	4.3	$33.13	—	$33.13

	265,584	3.6	$26.12	53,353	$22.29

The grant of Options/SAR’s increased the number of diluted shares by fifty two thousand and two thousand in 2010 and 2009. The grant of Options/SAR’s did not increase the number of diluted shares in 2009 due to a net loss. Compensation expense related to the director Options/SARs of $0.4 million, $0.4 million and $0.1 million was recorded in the years ended December 31, 2010, 2009 and 2008, respectively. Compensation expense related to the management Options/SARs was $0.3 million and $0.2 million respectively, in 2010 and 2009. Overall occupancy performance goals were not achieved in 2008. As a result, no compensation expense related to the management Options/SARs was recorded. In 2010, ALC received $0.1 million in cash related to 4,000 exercised Options/SARs which had a total intrinsic value of $0.1 million. Unrecognized compensation cost at December 31, 2010 and 2009, was approximately $1.2 million and $1.0 million, respectively, and the weighted average period over which it is expected to be recognized is 3.6 years as of December 31, 2010.
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

	May 3,	March 3,	Apr 30,	Feb 22,	May 5,	March 29,
	2010	2010	2009	2009	2008	2008
Expected life from grant date (in years)	5	5	5	5	5	5
Risk-free interest rate	2.13%	2.33%	2.02%	2.06%	3.15%	2.50%
Volatility	62.60%	63.70%	68.90%	66.90%	45.80%	46.90%
Dividend yield	—	—	—	—	—	—
Weighted average fair value (per share)	$17.97	$17.48	$9.62	$8.55	$14.15	$12.90

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
22. SUBSEQUENT EVENTS
On February 18, 2011, ALC terminated its $120 million credit facility with General Electric Capital Corporation and other lenders (the “GE Credit Facility”) and entered into a five year, $125 million revolving credit facility with U.S. Bank National Association as administrative agent and certain other lenders (the “U.S. Bank Credit Facility”). ALC’s obligations under the U.S. Bank Credit Facility are guaranteed by three ALC subsidiaries that own 31 residences and are secured by mortgage liens against such residences and by a lien against substantially all of the assets of ALC and those subsidiaries. Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate or LIBOR plus a margin that varies according to a pricing grid based on a consolidated leverage test. The initial margin on base rate and LIBOR loans are 1.75% and 2.75%, respectively. The agreement provides for an unused commitment fee ranging from 0.3% to 0.625% based on a consolidated leverage test. The initial unused commitment fee was 0.5%. ALC used proceeds of $50.0 million from the U. S. Bank credit facility to repay all outstanding amounts, including accrued interest through February 18, 2011, under the GE Credit Facility.
In general, borrowings under the facility are limited to three and three quarters times ALC’s consolidated net income during the prior four fiscal quarters plus, in each case to the extent included in the calculation of consolidated net income, customary add-backs with respect to provisions for taxes, consolidated interest expense, amortization and depreciation, losses from extraordinary items, loss on the sale of property outside the ordinary course of business, and other non-cash expenditures (including the amount of any compensation deduction as the result of any grant of stock or stock equivalent to employees, officers, directors or consultants), non-recurring expenses incurred by ALC in connection with transaction fees and expenses for acquisitions minus, in each case to the extent included in the calculation of consolidated net income, customary deductions related to credits for taxes, interest income, gains from extraordinary items, gains from the sale of property outside the ordinary course of business and other non-recurring gains.
ALC is subject to certain restrictions and financial covenants under the facility including maintenance of minimum consolidated leverage, and minimum consolidated fixed charge coverage ratios, and restrictions on payments for capital expenditures, expansions and acquisitions. Payments for dividends and stock repurchases may be restricted if ALC fails to maintain consolidated leverage ratio levels specified in the U.S. Bank Facility. In addition, upon the occurrence of certain transactions, including but not limited property loss events, ALC may be required to make mandatory prepayments. ALC is also subject to other customary covenants and conditions.
In connection with the termination of the GE Credit Facility and entrance into the U.S. Bank Credit Facility, ALC elected to forgo hedge accounting treatment on its interest rate swaps described in Note 18 to these financial statements. As a result, ALC expects to incur a first quarter of 2011 non-cash charge equal to the combined market value of the swaps as determined on February 18, 2011. At December 31, 2010, the combined market value of the swaps was $0.9 million. In addition, in the first quarter of 2011, ALC also expects to expense $0.3 million relating to the remaining book value of deferred financing fees incurred in connection with the GE Credit Facility.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2011.

ASSISTED LIVING CONCEPTS, INC.
By:	/s/ Laurie A. Bebo
Laurie A. Bebo
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ Laurie A. Bebo Laurie A. Bebo	President, Chief Executive Officer and Director	March 10, 2011

Principal Financial Officer and Principal Accounting Officer:

/s/ John Buono John Buono	Senior Vice President, Chief Financial Officer and Treasurer	March 10, 2011

(1) Alan Bell	Director

(1) Jesse C. Brotz	Director

(1) Derek H.L. Buntain	Director

(1) David J. Hennigar	Director

(1) Malen S. Ng	Director

(1) Melvin A. Rhinelander	Director

(1) Charles H. Roadman II, MD	Director

/s/ Michael J. Spector Michael J. Spector	Director	March 10, 2011

(1)
Michael J. Spector, by signing his name hereto, does hereby sign and execute this report on behalf of each of the above named directors of Assisted Living Concepts, Inc. pursuant to powers of attorney executed by each such director and filed with the Securities and Exchange Commission as an exhibit to this report.

By:	/s/ Michael J. Spector Michael J. Spector, Attorney in Fact	March 10, 2011

S-1

EXHIBIT INDEX TO 2010 ANNUAL REPORT ON FORM 10-K

Exhibit
Number	Description

2.1	Arrangement Agreement (incorporated by reference to Exhibit 2.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

2.2	Separation Agreement (incorporated by reference to Exhibit 2.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

2.2.1	Tax Allocation Agreement (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

2.2.2	Agreement for Payroll and Benefit Services (incorporated by reference to Exhibit 2.2.2 to Assisted Living Concepts, Inc. annual report on Form 10-K filed on March 28, 2007, File No. 001-13498)

2.2.3	Agreement for Reimbursement Services (incorporated by reference to Exhibit 10.3 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

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

4.1
Article V of the Amended and Restated Articles of Incorporation, Article II of the Amended and Restated Bylaws, and other relevant portions of Exhibits 3.1, 3.2 and 3.3 above defining the rights of security holders

4.2
Credit Agreement dated as of November 10, 2006 among Assisted Living Concepts, Inc. the lenders (as defined in the Credit Agreement), and General Electric Credit Corporation (incorporated by reference to Exhibit 10.7 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

4.3
First Amendment, dated as of August 22, 2008, to Credit Agreement dated as of November 10, 2006 among Assisted Living Concepts, Inc., the lenders (as defined in the Credit Agreement), and General Electric Credit Corporation (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated August 22, 2008, File No. 001-13498)

4.4
$125,000,000 Credit Agreement dated as of February 18, 2011 among Assisted Living Concepts, Inc., as borrower, U.S. Bank National Association, as administrative agent and collateral agent, Compass Bank, FirstMerit Bank, N.A., and Harris N.A., as documentation agents, The Lenders and L/C Issuers Party Hereto, and U.S. Bank National Association, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated February 18, 2011, File No. 001-13498)

4.4.1
Guaranty and Security Agreement dated as of February 18, 2011 among Assisted Living Concepts, Inc., and ALC Real Estate, LLC, ALC Properties, II, Inc., and Texas ALC II, Inc. and each other grantor from time to time party hereto and U.S. Bank National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated February 18, 2011, File No. 001-13498)

10.1
Separation Agreement (incorporated by reference to Exhibit 2.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498) (Also included as Exhibit 2.2 above)

10.2
2006 Omnibus Incentive Compensation Plan, amended and restated April 30, 2009 to reflect March 16, 2009 one-for-five reverse stock split (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated April 30, 2009, File No. 001-13498)*

10.2.1
Form of 2009 Tandem Stock Option/Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.3 to current report of Assisted Living Concepts, Inc. on Form 8-K dated February 22, 2009, File No. 001-13498)*

10.2.2
Form of 2010 Tandem Stock Option/Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.1 to Assisted Living Concepts, Inc. quarterly report on Form 10-Q for the quarter ended June 30, 2010, File No. 001-13498)*

10.2.3
Form of 2010 Cash Incentive Compensation Award Agreement (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated March 3, 2010, File No. 001-13498)*

10.2.4
Form of 2011 Tandem Stock Option/Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.3 to current report of Assisted Living Concepts, Inc. on Form 8-K dated March 2, 2011, File No. 001-13498)*

EI-1

Exhibit
Number	Description

10.2.5
Form of 2011 Cash Incentive Compensation Award Agreement (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated March 2, 2011, File No. 001-13498)*

10.2.6
Form of Director Tandem Stock Option/Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated May 5, 2008, File No. 001-13498)*

10.3	Employment Agreement — Laurie A. Bebo (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated April 15, 2008, File No. 001-13498)*

10.4	Employment Agreement — John Buono (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated April 15, 2008, File No. 001-13498)*

10.5	Employment Agreement — Eric B. Fonstad (incorporated by reference to Exhibit 10.3 to current report of Assisted Living Concepts, Inc. on Form 8-K dated April 15, 2008, File No. 001-13498)*

10.6	Employment Agreement — Walter A. Levonowich (incorporated by reference to Exhibit 10.4 to current report of Assisted Living Concepts, Inc. on Form 8-K dated April 15, 2008, File No. 001-13498)*

10.7	Employment Agreement — Mary Zak-Kowalczyk*

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

10.11
Credit Agreement dated as of November 10, 2006 among Assisted Living Concepts, Inc. the lenders (as defined in the Credit Agreement), and General Electric Credit Corporation (incorporated by reference to Exhibit 10.7 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498) (Also included as Exhibit 4.2 above)

10.12
First Amendment, dated as of August 22, 2008, to Credit Agreement dated as of November 10, 2006 among Assisted Living Concepts, Inc., the lenders (as defined in the Credit Agreement), and General Electric Credit Corporation (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated August 22, 2008, File No. 001-13498) (Also included as Exhibit 4.3 above)

10.13
Amended and Restated Loan Agreement, effective as of September 30, 2010, by and between ALC Three, LLC as borrower, Assisted Living Concepts, Inc. as guarantor, and TCF National Bank (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated September 29, 2010, File No. 001-13498)

10.14
Amended and Restated Guaranty Agreement by Assisted Living Concepts, Inc. as guarantor pursuant to Amended and Restated Loan Agreement, effective as of September 30, 2010, by and between ALC Three, LLC as borrower, Assisted Living Concepts, Inc. as guarantor, and TCF National Bank (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated September 29, 2010, File No. 001-13498)

10.15
$125,000,000 Credit Agreement dated as of February 18, 2011 among Assisted Living Concepts, Inc., as borrower, U.S. Bank National Association, as administrative agent and collateral agent, Compass Bank, FirstMerit Bank, N.A., and Harris N.A., as documentation agents, The Lenders and L/C Issuers Party Hereto, and U.S. Bank National Association, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated February 18, 2011, File No. 001-13498) (Also included as Exhibit 4.4 above)

10.15.1
Guaranty and Security Agreement dated as of February 18, 2011 among Assisted Living Concepts, Inc., and ALC Real Estate, LLC, ALC Properties, II, Inc., and Texas ALC II, Inc. and each other grantor from time to time party hereto and U.S. Bank National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated February 18, 2011, File No. 001-13498) (Also included as Exhibit 4.4.1 above)

10.16
Form of Purchase and Sale Agreement pertaining to EHSI assisted living facilities (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Assisted Living Concepts, Inc.’s Form 10 Registration filed on July 21, 2006, File No. 001-13498)

10.17
Master Lease Agreement (I) between LTC Properties, Inc. and Texas-LTC Limited Partnership, as Lessor, and Assisted Living Concepts, Inc. and Extendicare Health Services, Inc., as Lessee, dated January 31, 2005 (incorporated by reference to Exhibit 10.5 to Assisted Living Concepts, Inc.’s Form 10 Registration Statement filed on June 7, 2006, File No. 001-13498)

10.18
Master Lease Agreement (II) between LTC Properties, Inc. as Lessor, and Assisted Living Concepts, Inc., Carriage House Assisted Living, Inc. and Extendicare Health Services, Inc., as Lessee, dated January 31, 2005 (incorporated by reference to Exhibit 10.6 to Assisted Living Concepts, Inc.’s Form 10 Registration Statement filed on June 7, 2006, File No. 001-13498)

10.19
Amended and Restated Master Lease Agreement, dated as of January 1, 2008, between subsidiaries of Assisted Living Concepts, Inc. and Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated December 31, 2007, File No. 001-13498)

EI-2

Exhibit
Number	Description

10.20
Guaranty of Lease dated as of January 1, 2008, by Assisted Living Concepts, Inc. for the benefit of Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated December 31, 2007, File No. 001-13498)

10.21
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

EI-3