Form 10-Q
period 2011-03-31
ASSISTED LIVING CONCEPTS INC
filed 2011-05-05
CIK 929994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2011, the Company had 9,999,639 shares of its Class A Common Stock, $0.01 par value per share, outstanding and 1,467,093 shares of its Class B Common Stock, $0.01 par value per share, outstanding.

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,908	$13,364
Investments	4,583	4,599
Accounts receivable, less allowances of $1,819 and $1,414, respectively	3,550	3,201
Prepaid expenses, supplies and other receivables	5,465	3,020
Deposits in escrow	3,055	3,472
Income tax receivable	—	356
Deferred income taxes	4,784	5,108
Current assets of discontinued operations	168	168

Total current assets	24,513	33,288
Property and equipment, net	435,584	437,303
Intangible assets, net	9,883	10,193
Restricted cash	3,448	3,448
Other assets	2,367	872

Total Assets	$475,795	$485,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,233	$6,154
Accrued liabilities	19,368	20,173
Deferred revenue	8,386	4,784
Income tax payable	1,519	—
Current maturities of long-term debt	2,460	2,449
Current portion of self-insured liabilities	500	500

Total current liabilities	38,466	34,060
Accrual for self-insured liabilities	1,768	1,597
Long-term debt	110,501	129,661
Deferred income taxes	20,961	20,503
Other long-term liabilities	9,900	10,024
Commitments and contingencies

Total Liabilities	181,596	195,845
Preferred Stock, par value $0.01 per share, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 80,000,000 shares authorized at March 31, 2011 and December 31, 2010; 12,464,070 and 12,408,369 shares issued and 9,998,134 and 9,967,033 shares outstanding, respectively	125	124
Class B Common Stock, $0.01 par value, 15,000,000 shares authorized at March 31, 2011 and December 31, 2010; 1,468,493 and 1,520,310 shares issued and outstanding, respectively	15	15
Additional paid-in capital	315,571	315,292
Accumulated other comprehensive income/(loss)	352	(95)
Retained earnings	54,981	49,970
Treasury stock at cost, 2,465,936 and 2,441,336 shares, respectively	(76,845)	(76,047)

Total Stockholders’ Equity	294,199	289,259

Total Liabilities and Stockholders’ Equity	$475,795	$485,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Revenues	$58,409	$57,859

Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	35,069	35,712
General and administrative (including non-cash stock-based compensation expense of $280 and $137, respectively)	3,889	3,774
Residence lease expense	4,368	5,083
Depreciation and amortization	5,741	5,670

Total operating expenses	49,067	50,239

Income from operations	9,342	7,620
Other (expense) income
Interest expense:
Debt	(2,082)	(1,888)
Change in fair value of derivative and amortization	(287)	—
Write-off of deferred financing costs	(279)	—
Interest income	2	4
Other	56	—

Income before income taxes	6,752	5,736
Income tax expense	(1,741)	(2,123)

Net income	$5,011	$3,613

Weighted average common shares:
Basic	11,472	11,578
Diluted	11,640	11,744
Per share data:
Basic earnings per common share	$0.44	$0.31
Diluted earnings per common share	$0.43	$0.31
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$5,011	$3,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,741	5,670
Amortization of purchase accounting adjustments for leases	(167)	(99)
Provision for bad debts	405	104
Provision for self-insured liabilities	255	170
Loss on disposal of fixed assets	—	170
Unrealized gain on investments	(56)	(27)
Equity-based compensation expense	280	137
Change in fair value of derivatives and amortization	287	—
Deferred income taxes	503	1,045
Changes in assets and liabilities:
Accounts receivable	(754)	(30)
Supplies, prepaid expenses and other receivables	(2,445)	(1,349)
Deposits in escrow	417	302
Current assets — discontinued operations	—	(132)
Accounts payable	267	(904)
Accrued liabilities	(559)	(2,891)
Deferred revenue	3,602	1,505
Current liabilities — discontinued operations	—	(34)
Payments of self-insured liabilities	(83)	(77)
Income taxes payable / receivable	1,875	927
Changes in other non-current assets	407	1,385
Other non-current assets — discontinued operations	—	399
Other long-term liabilities	(9)	225

Cash provided by operating activities	14,977	10,109
INVESTING ACTIVITIES:
Payment for securities	(46)	(56)
Proceeds on sales of securities	311	—
Payments for new construction projects	(463)	(1,371)
Payments for purchases of property and equipment	(3,437)	(2,432)

Cash used in investing activities	(3,635)	(3,859)
FINANCING ACTIVITIES:
Payments of financing costs	(1,902)	—
Purchase of treasury stock	(798)	(20)
Repayment of borrowings on revolving credit facility	(68,000)	—
Proceeds on borrowings from revolving credit facility	50,000	—
Repayment of mortgage debt	(1,098)	(459)

Cash used by financing activities	(21,798)	(479)

(Decrease)/Increase in cash and cash equivalents	(10,456)	5,771
Cash and cash equivalents, beginning of year	13,364	4,360

Cash and cash equivalents, end of period	$2,908	$10,131

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$2,047	$1,782
Income tax payments, net of refunds	114	86
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Assisted Living Concepts, Inc. and its subsidiaries (“ALC” or the “Company”) operated 211 assisted and independent living residences in 20 states in the United States totaling 9,325 units as of March 31, 2011. ALC’s residences average 40 to 60 units and offer a supportive, home-like setting. Residents may receive assistance with activities of daily living either directly from ALC employees or indirectly through ALC’s wholly-owned health care subsidiaries.
ALC became an independent, publicly traded company listed on the New York Stock Exchange on November 10, 2006, (the “Separation Date”) when ALC Class A and Class B Common Stock was distributed by Extendicare Inc., now known as Extendicare Real Estate Investment Trust (“Extendicare”), to its stockholders (the “Separation”).
Effective March 16, 2009, ALC implemented a one-for-five reverse stock split of its Class A Common Stock, par value $0.01 per share, and Class B Common Stock, par value $0.01 per share. All references to share amounts, stock prices, and per share data in this quarterly report on Form 10-Q have been adjusted to reflect this reverse stock split.
ALC operates in a single business segment with all revenues generated from those properties located within the United States.
The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three month periods ended March 31, 2011 and 2010 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for interim periods are not necessarily indicative of results that may be expected for the entire year ending December 31, 2011.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2011 and December 31, 2010, the Company had approximately 94% of its accounts receivable derived from private payer sources, with the balance owing under various state Medicaid programs. Although management believes there are no credit risks associated with government agencies other than possible funding delays, claims filed under the Medicaid program can be denied if not properly filed prior to a statute of limitations.
The Company periodically evaluates the adequacy of its allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds, which vary by payer type. Allowances for uncollectibility are considered based upon the evaluation of the circumstances for each of these specific accounts. In addition, the Company has developed internally-determined percentages for establishing an allowance for doubtful accounts, which are based upon historical collection trends for each payer type and age of the receivables. Accounts receivable that the Company specifically estimates to be uncollectible, based upon the above process, are fully reserved in the allowance for doubtful accounts until they are written off or collected. The Company wrote off accounts receivable of $0.1 million and $0.3 million in the three month periods ended March 31, 2011 and 2010, respectively. Bad debt expense was $0.5 million and $0.4 million for the three month periods ended March 31, 2011 and 2010, respectively.
(c) Investments
Investments in marketable securities are stated at fair value. Investments with no readily determinable fair value are carried at cost. Fair value is determined using quoted market prices at the end of the reporting period and, when appropriate, exchange rates at that date. Except as follows, all of our marketable securities are classified as available-for-sale. In December 2009, ALC elected to account for its investments in the executive retirement plan by providing for unrealized gains and losses to be recorded in the statements of income instead of through comprehensive income. ALC records unrealized gains and losses from executive retirement plan investments in general and administrative expense; interest income and dividends from these investments are reported as a component of interest income. The purpose for making this election was to mitigate volatility in ALC’s reported earnings as the change in market value of the investments will be offset by the recording of the related deferred compensation expense.
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
ALC regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. To determine whether a decline in value is other-than-temporary, ALC evaluates several factors, including the current economic environment, market conditions, operational and financial performance of the investee, and other specific factors relating to the business underlying the investment, including business outlook of the investee, future trends in the investee’s industry and ALC’s intent to carry the investment for a sufficient period of time for any recovery in fair value. If a decline in value is deemed as other-than-temporary, ALC records reductions in carrying values to estimated fair values, which are determined based on quoted market prices, if available, or on one or more of the valuation methods such as pricing models using historical and projected financial information, liquidation values, and values of other comparable public companies. ALC did not record an other-than-temporary impairment of investments in the three month periods ended March 31, 2011 and 2010.
(d) Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income and other gains and losses affecting stockholders’ equity which under GAAP are excluded from net income. For the three months ended March 31, 2011 and 2010, this consists of unrealized gains and losses on available for sale investment securities and losses on swap derivatives, net of tax.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net income	$5,011	$3,613
Unrealized gains on investments, net of tax expense of $73 and $129, respectively	120	212
Unrealized gain/loss on derivatives, net of tax benefit of $97 and $65, respectively	131	(107)
Reclassification of net losses on swap derivatives to earnings, net of tax benefit of $109	196	—

Total comprehensive income	$5,458	$3,718

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
Unrealized gain on investments	$596	$476
Net unrealized loss on derivatives	(244)	(571)

Accumulated other comprehensive income/(loss)	$352	$(95)

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
As of March 31, 2011 and December 31, 2010, ALC had total gross unrecognized tax benefits of approximately $0.7 million. Of the total gross unrecognized tax benefits, $0.4 million, if recognized, would reduce ALC’s effective tax rate in the period of recognition. At March 31, 2011 and December 31, 2010, ALC had accrued interest and penalties related to unrecognized tax benefits of $0.2 million.
ALC and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions. Federal tax returns for all periods after December 31, 2006 are open for examination. Various state tax returns for all periods after December 31, 2005 are open for examination. For the tax periods between February 1, 2005 and November 10, 2006, ALC was included in the consolidated federal tax returns of EHI. Tax issues between ALC and Extendicare are governed by a Tax Allocation Agreement entered into by ALC and Extendicare at the time of the Separation. During 2009, the Internal Revenue Service completed an examination of the partial tax year ended December 31, 2005 and the partial tax year ended November 10, 2006. As of the date of this report, EHI and ALC have agreed to settle this matter, and all matters under the Tax Allocation Agreement, with a $0.8 million payment from EHI to ALC. The $0.8 million settlement has been included as a reduction of the current period income tax provision in the consolidated statements of income and in prepaid expenses, supplies and other receivables in the consolidated balance sheet.
(f) Recently Adopted Accounting Pronouncements
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
In January 2010, ALC adopted amendments to the variable interest consolidation model in ASC 810, Consolidation. Key amendment changes include: the scope exception for qualifying special purpose entities was eliminated, consideration of kick-out and participation rights in variable interest entity determination, qualitative analysis considerations for primary beneficiary determination, changes in related party considerations, and certain disclosure changes. ALC has no joint ventures and, as such, the adoption of the new guidance had no impact on ALC’s consolidated financial statements.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. PROPERTY AND EQUIPMENT
Property and equipment and related accumulated depreciation and amortization consisted of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
Land and land improvements	$31,488	$31,426
Buildings and improvements	480,902	475,332
Furniture and equipment	31,074	30,433
Leasehold improvements	8,974	8,442
Construction in progress	1,675	4,770

	554,113	550,403
Less accumulated depreciation and amortization	(118,529)	(113,100)

	$435,584	$437,303

4. INTANGIBLE ASSETS, NET
Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of other intangible assets as of March 31, 2011, and December 31, 2010, respectively (in thousands):

	March 31, 2011			December 31, 2010
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Resident relationships	$3,169	$(2,869)	$300	$3,169	$(2,744)	$425
Operating lease intangible and renewal options	11,665	(2,198)	9,467	11,665	(2,029)	9,636
Non-compete agreements	331	(216)	115	331	(199)	132

Total	$15,165	$(5,283)	$9,883	$15,165	$(4,972)	$10,193

Amortization expense related to definite-lived intangible assets for the three month periods ended March 31, 2011 and 2010 was $0.3 million and $0.4 million, respectively.
Future amortization expense for definite—lived intangible assets is estimated to be as follows (in thousands):

2011	$1,165
2012	743
2013	677
2014	677
2015	677
After 2015	6,254

$10,193

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. DEBT
Long-term debt consisted of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
$125 million credit facility bearing interest at floating rates, due February 2016(1)	$32,000	$—
$120 million credit facility bearing interest at floating rates	—	50,000
Mortgage note, bearing interest at 6.24%, due 2014	32,414	32,644
Mortgage note, bearing interest at 6.50%, due 2015	25,441	25,663
Mortgage note, bearing interest at 7.07%, due 2018	8,664	8,703
Oregon Trust Deed Notes, weighted average interest rate of 6.82%, maturing from 2021 through 2026	7,506	8,130
HUD Insured Mortgages, interest rates ranging from 5.66% to 5.85%, due 2032	4,010	4,033
HUD Insured Mortgage, bearing interest at 7.55%, due 2036	2,926	2,937

Total debt	112,961	132,110
Less current maturities	(2,460)	(2,449)

Total long-term debt	$110,501	$129,661

(1)	Borrowings under this facility bear interest at a floating rate at ALC’s option equal to LIBOR or prime plus a margin. The margin is determined by ALC’s consolidated leverage ratio (as defined in the U.S. Bank Credit Facility) and ranges from 225 to 350 basis points over LIBOR or 137.5 to 250 basis points over prime. From February 18, 2011 through March 31, 2011 ALC’s LIBOR and prime margins were 275 and 175 basis points, respectively. At March 31, 2011, prime was 3.25% and LIBOR was 0.25%.
$125 Million Credit Facility
On February 18, 2011, ALC terminated its $120 million credit facility with General Electric Capital Corporation and other lenders (the “GE Credit Facility”) and entered into a five year, $125 million revolving credit facility with U.S. Bank National Association as administrative agent and certain other lenders (the “U.S. Bank Credit Facility”). ALC’s obligation under the U.S. Bank Credit Facility are guaranteed by three ALC subsidiaries that own 31 residences and are secured by mortgage liens against such residences and by a lien against substantially all of the assets of ALC and those subsidiaries. Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate plus a margin or LIBOR plus a margin that varies according to a pricing grid based on a consolidated leverage test. The initial margins on base rate and LIBOR loans are 1.75% and 2.75%, respectively.
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
ALC is subject to certain restrictions and financial covenants under the facility including maintenance of less than a maximum consolidated leverage ratio and greater than a minimum consolidated fixed charge coverage ratio, and restrictions on payments for capital expenditures, expansions and acquisitions. Payments for dividends and stock repurchases may be restricted if ALC fails to maintain consolidated leverage ratio levels specified in the facility. In addition, upon the occurrence of certain transactions, including but not limited to property loss events, ALC may be required to make mandatory prepayments. ALC is also subject to other customary covenants and conditions. Outstanding borrowings under the facility at March 31, 2011 were $32 million. In addition the facility provided collateral for $5.9 million in outstanding letters of credit. As of March 31, 2011, ALC was in compliance with all applicable financial covenants and available borrowings under the facility were $87.1 million. ALC incurred $1.9 million of closing costs which are being amortized over the five year life of the credit facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The amended and restated loan bears interest at a fixed rate of 6.5% per annum and is secured by a mortgage and assignment of leases with respect to two senior living residences in Iowa, three in Indiana and one in Wisconsin consisting of a combined total of 314 units with a carrying value of $20.7 million. The original $14.0 million portion of the loan is amortized over a twenty year period from June 12, 2009 and the additional $12.25 million portion of the loan is amortized over a fifteen year period from September 30, 2010. Prepayment of the loan in excess of 10% of the principal balance in any anniversary year will require a prepayment fee of 3% in the first or second year, 2% in the third or fourth year, and 1% thereafter. Performance and payment of obligations under the Loan Agreement and related note are guaranteed by ALC pursuant to the terms of a guaranty agreement. ALC incurred $0.4 million of closing costs which are being amortized over the five year life of the loan.
In addition to customary representations, covenants and default provisions, the loan requires that the senior living residences securing the loan maintain minimum annual levels of EBITDA (earnings before interest, taxes, depreciation and amortization) and rental income. In addition, the loan requires that ALC maintain less than a maximum consolidated leverage ratio and greater than a minimum consolidated fixed charge coverage ratio. As of March 31, 2011 and December 31, 2010, ALC was in compliance with all applicable financial covenants.
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
Oregon Trust Deed Notes
The Oregon trust deed notes (“Oregon Trust Deed Notes”) are secured by buildings, land, furniture and fixtures of six Oregon assisted living residences with a combined carrying value of $9.7 million. The notes are payable in monthly installments including interest at rates ranging from 0% to 9.00%. The effective rate on the remaining term of the Oregon Trust Deed Notes is 6.82%.
Under debt agreements relating to the Oregon Trust Deed Notes, ALC is required to comply with the terms of certain regulatory agreements until their scheduled maturity dates which range from June 2021 to March 2026.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
HUD Insured Mortgages
The HUD insured mortgages (the “HUD Loans”) include three separate loan agreements entered into in 2001 between subsidiaries of ALC and the lenders. The mortgages are each secured by a separate assisted living residence located in Texas with a combined carrying value of $9.2 million. Two of the three HUD Loans were refinanced in the third quarter of 2007. The HUD loans bear interest ranging from 5.66% to 7.55% and average 6.35%. Principal on the refinanced loans may not be prepaid in the first two years. Prepayments may be made any time after the first two years. As of March 31, 2011, $4.0 million of HUD Loans mature in September 2032 and $2.9 million mature in August 2036.
$120 Million Credit Facility due November 2011
On November 10, 2006, ALC entered into a five year, $100 million credit facility with General Electric Capital Corporation and other lenders. The facility was guaranteed by certain ALC subsidiaries that own 64 residences and secured by a lien against substantially all of the assets of ALC and such subsidiaries. Interest rates applicable to funds borrowed under the facility were based, at ALC’s option, on either a base rate essentially equal to the prime rate or LIBOR plus an amount that varies according to a pricing grid based on a consolidated leverage test. Since the inception of this facility, this amount has been 150 basis points.
On August 22, 2008, ALC entered into an agreement to amend its then $100 million revolving credit agreement to allow ALC to borrow up to an additional $20 million, bringing the size of the facility to $120 million.
On February 18, 2011, ALC entered into a new $125 million credit facility and terminated the $120 million credit facility and repaid all amounts owed under that credit facility.
ALC entered into derivative financial instruments in November 2008 and March 2009, specifically interest rate swaps, for non-trading purposes. ALC may use interest rate swaps from time to time to manage interest rate risk associated with floating rate debt. The November 2008 and March 2009 interest rate swap agreements expire in November 2011, and have a total notional amount of $50 million. Prior to February 18, 2011 ALC elected to apply hedge accounting for both interest rate swaps because they were an economic hedge of our floating rate debt. ALC does not enter into derivatives for speculative purposes. Both interest rate swaps are cash flow hedges. The derivative contracts had a negative net fair value of $0.7 million and $0.9 million as of March 31, 2011, and December 31, 2010, respectively, based on current market conditions affecting interest rates, and are recorded in accrued liabilities in 2011 and 2010.
In connection with the termination of the GE Credit Facility and entrance into the U.S. Bank Credit Facility, ALC discontinued hedge accounting prospectively for the previously designated swap instruments. ALC refinanced the underlying $50.0 million of hedged debt and subsequently paid down $18.0 million in the three months ended March 31, 2011. Consequently, the $0.4 million of losses, $0.2 million net of tax, accumulated in other comprehensive income related to the previously designated swap instruments was charged to interest expense. Although hedge accounting was discontinued on February 18, 2011, the swap instruments remain outstanding and are carried at fair value in the consolidated balance sheet. The change in fair value of $0.2 million beginning February 18, 2011 through March 31, 2011 has been included in interest expense in the statements of income. At March 31, 2011, the combined market value of the swaps was a negative $0.7 million. In addition, in the first quarter of 2011, ALC incurred a $0.3 million charge to interest expense relating to the remaining book value of deferred financing fees in connection with the termination of the GE Credit Facility.
Unfavorable Market Value of Debt Adjustment
ALC debt in existence at the date of the ALC Purchase was evaluated and determined, based upon prevailing market interest rates, to be undervalued. The unfavorable market value adjustment upon acquisition was $3.2 million. The market value adjustment is amortized on an effective interest basis, as an offset to interest expense, over the term of the debt agreements. The amount of amortization of the unfavorable market value adjustment was $(50,800) and $9,200 for the three month periods ended March 31, 2011 and 2010, respectively. In the first quarter of 2011, ALC repaid a $0.5 million mortgage which resulted in the write-off of a $62,000 purchase accounting reserve.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Letters of credit
As of March 31, 2011, ALC had $5.9 million in outstanding letters of credit, the majority of which are collateralized under the U.S. Bank Credit Facility. Approximately $5.4 million of the letters of credit provide security for worker’s compensation insurance and the remaining $0.5 million of letters of credit are security for landlords of leased properties. The letters of credit have maturity dates ranging from October 2011 to March 2012.
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
On March 3, 2010, the Committee approved the 2010 Long-Term Equity-Based Compensation Program and granted awards of Options/SARs to certain key employees (including executive officers). The aggregate maximum number of Options/SARs granted to all participants was 96,250 and the exercise price is $31.71 per share. The Options/SARs have both time vesting and performance vesting features. On March 3, 2011, the Committee determined that four-elevenths (4/11) of the grants vested and become exercisable in one-third increments beginning March 3, 2011.
On May 3, 2010, the Committee recommended and the Board of Directors approved grants of 5,000 Options/SARs to each of the eight non-management directors. The aggregate number of Options/SARs granted was 40,000 and the exercise price is $33.13 per share.
On March 2, 2011, the Committee approved the 2011 Long-Term Equity-Based Compensation Program and granted awards of Options/SARs to certain key employees (including executive officers). The aggregate maximum number of Options/SARs granted to all participants was 85,250 and the exercise price is $37.38 per share. The Options/SARs have both time vesting and performance vesting features. One-fifth (1/5) of each grant becomes exercisable in one-third increments on the first, second and third anniversaries of the approval date. If the established performance goals (related to increases in private pay resident occupancy) are achieved in fiscal 2011, some or all of the remaining four-fifths (4/5) of each grant becomes exercisable in one-third increments on the first, second and third anniversaries of the approval date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of Options/SARs activity for the three month periods ended March 31, 2011 and 2010 is presented below:

	2011		2010
		Weighted
	#	Average	#	Weighted Average
	Options/	Exercise	Options /	Exercise
	SARs	Price	SARs	Price
Outstanding at beginning of period	265,584	$26.12	159,000	$18.96
Granted	85,250	$37.38	96,250	$31.71
Exercised	—	—	—	—
Expired	(61,250)	$31.71	(19,000)	$15.35
Forfeited	(8,334)	$25.17	—	—

Outstanding at end of period	281,250	$28.34	236,250	$24.45

Options exercisable at March 31	92,030	$21.15	36,009	$20.31

Weighted average fair value of options	$14.88		$13.09

Aggregate intrinsic value of options	$3.0 million		$2.0 million

Weighted average contractual term	3.7 years		4.2 years

ALC uses the Black-Scholes option value model to estimate the fair value of stock options and similar instruments. Stock option valuation models require various assumptions, including the expected stock price volatility, risk-free interest rate, dividend yield, and forfeiture rate. In estimating the fair value of the Options/SARs granted on March 2, 2011, the Company used a risk free rate equal to the five year U.S. Treasury yield in effect on the first business date after the grant date. The expected life of the Options/SARs (five years) was estimated using expected exercise behavior of option holders. Expected volatility was based on ALC’s Class A Common Stock volatility since it began trading on November 10, 2006, and ending on the date of grant. Because the Class A Common Stock has traded for less than the expected contractual term, an average of a peer group’s historical volatility for a period equal to the Options/SARs’ expected life, ending on the date of grant, was compared to the historical ALC volatility with no material difference. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. Because of a lack of history, the forfeiture rate was estimated at zero percent of the Options/SARs awarded and may be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. The Options/SARs have characteristics that are significantly different from those of traded options and changes in the various input assumptions can materially affect the fair value estimates. The fair value of the Options/SARs was estimated at the date of grant using the following weighted average assumptions.

	March 2,	May 3,	March 3,	Apr 30,	Feb 22,	May 5,	March 29,
	2011	2010	2010	2009	2009	2008	2008
Expected life from grant date (in years)	5	5	5	5	5	5	5
Risk-free interest rate	2.21%	2.13%	2.33%	2.02%	2.06%	3.15%	2.5%
Volatility	58.63%	62.6%	63.7%	68.9%	66.9%	45.8%	46.9%
Dividend yield	—	—	—	—	—	—	—
Weighted average fair value (per share)	$19.37	$17.97	$17.48	$9.62	$8.55	$14.15	$12.90
Compensation expense of $279,819 and $136,602 related to the Options/SARs was recorded in the three month periods ended March 31, 2011 and 2010, respectively. Unrecognized compensation cost at March 31, 2011 and 2010 is approximately $2.7 million and $2.3 million, respectively, and the weighted average period over which it is expected to be recognized is three years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. EARNINGS PER SHARE
ALC computes earnings per share under two different methods, basic and diluted, and presents per share data for all periods in which statements of income are presented. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents consist of incremental shares available upon conversion of Class B common shares which are convertible into Class A common shares at a rate of 1.075 Class A common shares per Class B common share.
The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three month periods ended March 31, 2011 and 2010.

	2011	2010
	(In thousands,
	except per share data)
Basic earnings per share calculation:
Net income to common stockholders	$5,011	$3,613

Weighted average number of common shares outstanding	11,472	11,578

Basic net income per share	$0.44	$0.31

Diluted earnings per share calculation:
Net income to common stockholders	$5,011	$3,613

Weighted average number of common shares outstanding	11,472	11,578
Assumed conversion of Class B shares	112	114
Effect of dilutive stock options	56	52

Diluted weighted average number of common shares outstanding	11,640	11,744

Diluted net income per share	$0.43	$0.31

7. SHARE REPURCHASE
On August 9, 2009, the Board of Directors authorized the repurchase of up to $15 million of shares of Class A Common Stock over the twelve-month period ending August 9, 2010. This share repurchase authorization replaced the share repurchase program initiated in December 2006 which authorized the repurchase of up to $80 million of shares of Class A Common Stock and which expired August 6, 2009. On August 9, 2010, the Board of Directors extended and expanded the repurchase program by authorizing the purchase of up to $15 million in Class A Common Stock over the twelve-month period ending August 9, 2011. Shares may be repurchased in the open market or in privately negotiated transactions from time to time in accordance with appropriate Securities and Exchange Commission guidelines and regulations and subject to market conditions, applicable legal requirements, and other factors. During the first quarter of 2011, 24,600 shares of Class A Common Stock were repurchased at an aggregate cost of approximately $0.8 million and an average price of $32.42 per share (excluding fees). At March 31, 2011, approximately $13.3 million remained available under the repurchase program. Stock repurchases have been financed through existing funds and borrowings under the Company’s revolving credit facilities. Treasury stock has been accounted for using the cost method.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents information about ALC’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by ALC to determine such fair value (in thousands):

	Quoted Prices
	in Active	Significant	Significant
	Markets for	Other	Unobservable
	Identical Assets	Observable	Inputs
	(Level 1)	Inputs (Level 2)	(Level 3)	Total
March 31, 2011
Assets
Equity investments	$3,032	$—	$—	$3,032
Liabilities
Derivative financial instruments	—	674	—	674

December 31, 2010
Assets
Equity investments	$3,024	$—	$—	$3,024
Liabilities
Derivative financial instruments	—	920	—	920
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
For the three months ended March 31, 2011, ALC recognized an unrealized gain of $0.4 million, which represents a $0.2 million unrealized gain on the fair value of the interest rate swaps and an unrealized gain of $0.2 million on its available-for-sale investments.
ALC’s derivative liabilities include interest rate swaps. The derivative positions are valued using models developed internally by the respective counterparty that use as their basis readily observable market parameters (such as forward yield curves) and are classified within Level 2 of the valuation hierarchy.
ALC considers its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivatives. Any adjustments resulting from credit risk are recorded as a change in fair value of derivatives and amortized in the current period consolidated statements of income.
ALC enters into derivative financial instruments, specifically interest rate swaps, for non-trading purposes. ALC may use interest rate swaps from time to time to manage interest rate risk associated with floating rate debt. As of March 31, 2011, ALC was party to two interest rate swaps with a total notional amount of $50.0 million. Initially, ALC elected to apply hedge accounting for these interest rate swaps because they were an economic hedge of ALC’s floating rate debt. In connection with the termination of the GE Credit Facility and entrance into the U.S. Bank Credit Facility, ALC discontinued hedge accounting prospectively for the previously designated swap instruments. ALC refinanced the underlying $50.0 million of hedged debt and subsequently paid down $18.0 million in the three months ended March 31, 2011. Although hedge accounting was discontinued on February 18, 2011, the swap instruments remain outstanding and are carried at fair value and are reported in accrued liabilities in the consolidated balance sheet. At March 31, 2011, the combined market value of the swaps was a negative $0.7 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The table that follows summarizes the interest rate swap contracts outstanding at March 31, 2011 (dollars in thousands):

	Fixed	Notional	Effective	Expiration	Estimated
	Interest Rate	Amount	Date	Date	Fair Value
Interest rate swap — November 2008	2.83%	$30,000	11/13/2008	11/14/2011	$(469)
Interest rate swap — March 2009	1.98%	$20,000	3/11/2009	11/14/2011	$(205)
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
For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness (“Ineffectiveness”) are recognized in current earnings. From the inception of ALC’s two interest rate swaps until February 18, 2011, when ALC refinanced its $120 million credit facility, there has been no impact on the consolidated statements of income from Ineffectiveness as both swaps have been 100% effective since entering the contracts and the contracts do not expire until November 2011, at which point the effective portion, if any, which had been previously recorded in other comprehensive income will be reclassified to earnings in the current period. On February 18, 2011, as a result of entering into a new credit facility and repaying floating rate debt below the $50 million notional amount reflected in the cash flow hedge, ALC was required to record an amount equivalent to the proportion of outstanding LIBOR based floating rate debt plus an amount equal to the unamortized fair market value of the swaps in comprehensive income as of March 31, 2011. The remainder was recorded as interest expense in the statements of income.
At March 31, 2011, ALC had no derivative contracts either designated as hedging instruments or not designated as hedging instruments in an asset position.
Fair Values of Derivative Instruments
Liability Derivatives
(In thousands)

	March 31, 2011		December 31, 2010
Derivatives as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Accrued liabilities	$674	Accrued liabilities	$920
The above derivative liabilities were designated as cash flow hedges as of December 31, 2010 and were no longer designated as cash flow hedges at March 31, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. SUBSEQUENT EVENTS
On May 2, 2011, the Board of Directors approved a stock split of ALC Class A and Class B Common Stock at a ratio of 2 to 1, with a planned effective date of May 20, 2011. Accordingly, as of the effective date, each share of issued and outstanding Class A and Class B Common Stock will be converted into two shares of Class A and Class B Common Stock, respectively. The stock split will be effected by filing a Certificate of Change to ALC’s Amended and Restated Articles of Incorporation with the Secretary of State of Nevada. In addition, on May 2, 2011, the Board of Directors declared a post-stock split cash dividend of 12 cents per share payable to ALC shareholders of both Class A and Class B Common Stock of record at the close of business on May 20, 2011. The aggregate amount of the dividend is expected to be approximately $2.3 million and is expected to be paid on June 15, 2011.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Forward-looking statements are subject to risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those risks, uncertainties and assumptions described or referred to in Item 1A — Risk Factors in Part I of ALC’s Annual Report on Form 10-K for the year ended December 31, 2010, and in Part II, Item 5 — Other Information — Forward-Looking Statements and Cautionary Factors in this report.
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements in Part I, Item 1 of this report.
Executive Overview
In the first quarter of 2011, we continued to pursue our strategy of increasing revenues, operating margins and profitability by increasing private pay occupancy.
On a continuing residence basis, average private pay occupancy in the quarter ended March 31, 2011 increased by 29 units as compared to the quarter ended March 31, 2010. We believe our success in attracting and maintaining private pay residents in the first quarter of 2011 was, and may continue to be, affected by the current poor general economic conditions. Poor general economic conditions, especially those related to high unemployment levels and poor housing markets, affect private pay occupancy because:
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
We have substantially completed our transition from our relatively large proportion of residents that paid for our assisted living services through Medicaid programs to residents who pay with private funds. Since December 31, 2005, we have reduced the proportion of our residents who pay through Medicaid programs from 30% to approximately 1% in the quarter ended March 31, 2011. We believe the planned reduction in Medicaid occupancy was a necessary part of our long-term operating strategy to improve our overall revenue base because:
•	our private pay rates generally exceed those paid through Medicaid reimbursement programs by 50% to 70%;
•	we reduce our exposure to reductions in reimbursement rates provided by government programs;
•	Medicaid reimbursement rates in the first quarter of 2011 declined by 8.7% from the first quarter of 2010 in our residences and
•	our private pay residents typically have less severe health needs and require fewer services than residents funded by Medicaid programs, resulting in:
•	a better fit for our social and wellness model; and

•	a safer environment for employees and the other residents in our communities.

On a continuing residence basis, average Medicaid occupancy in the quarter ended March 31, 2011 decreased by 121 units as compared to the quarter ended March 31, 2010. Our Medicaid census continues to decline overall because we no longer accept new Medicaid residents at all but one of our residences. This planned reduction in Medicaid occupancy is referred to in this report as the “Medicaid Impact”. We expect the Medicaid Impact to lessen in 2011 and beyond.
We review our rates on an annual basis or as market conditions dictate. As in past years, we implemented rate increases as of the first of January. On a continuing residence basis, for the quarter ended March 31, 2011, rate increases, combined with our improved mix of private pay occupancy, resulted in an overall average rate increase of 2.6% over the corresponding quarter ended March 31, 2010. The increase in overall rates was attributable to an average private pay rate increase of 2.0%, enhanced by an improvement in our private pay mix. Our private pay rate increases in 2011 were affected by the Recession Impact. Because our census of residents paying through Medicaid programs has and is expected to continue to decline, we expect our future overall rate increases to be impacted less by changes in payer mix.
Average occupancy as a percentage of total available units for all continuing residences in the quarters ended March 31, 2011 and 2010 was 62.4%, and 63.0%, respectively. Average private pay occupancy as a percentage of total available units for all continuing residences in the quarters ended March 31, 2011 and 2010 was 61.4%, and 60.6%, respectively.
From time to time, we may increase or reduce the number of units we actively operate, which may affect reported occupancy and occupancy percentages.
Unit expansions
We have opened 367 units as part of our previously announced expansion program. These openings added 38 units to the average number of available units in the quarter ended March 31, 2011. The additional average occupied units from the expansion increased private pay occupancy during the quarter ended March 31, 2011 by 28 units as compared to the quarter ended March 31, 2010.
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
In February 2007, we announced plans to add a total of 400 units to our existing owned buildings. By the end of the first quarter of 2011, we had completed, licensed, and begun accepting new residents in 367 of these units.
In the first quarter of 2011, we completed and began to occupy an additional 20 units. Since the inception of our expansion program we have spent $41.6 million through March 31, 2011, and our cost for the program has been $113,000 per unit. This unit cost includes the addition of common areas such as media rooms, family gathering areas and exercise facilities. Our process of selecting buildings for expansion consisted of identifying what we believe to be our best performing buildings as determined by factors such as occupancy, strength of the local management team, private pay mix, and demographic trends for the area. We expect to continue to evaluate our portfolio of properties for potential expansion opportunities.
We intend to continue to grow our portfolio of residences by making selective acquisitions in markets with favorable private pay demographics. Because of the size of our operations and the depth of our experience in the senior living industry, we believe we are able to effectively identify and maximize cost efficiencies and expand our portfolio by investing in attractive assets in our target markets. Additional regional, divisional and corporate costs associated with our growth are anticipated to be proportionate to current operating levels. Acquiring additional properties can require significant outlays of cash. Our ability to make sizable future acquisitions may be limited by general economic conditions affecting credit markets. At March 31, 2011, we had available borrowings under our credit facilities of $87.1 million. See “Future Liquidity and Capital Resources” below.
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

The remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:
•	Business Overview: This section provides a general financial description of our business, including the sources and composition of our revenues and operating expenses. In addition, this section outlines the key performance indicators that we use to monitor and manage our business and to anticipate future trends.
•	Consolidated Results of Operations: This section provides an analysis of our results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.
•	Liquidity and Capital Resources: This section provides a discussion of our liquidity and capital resources as of March 31, 2011, and our expected future cash needs.
•	Critical Accounting Policies: This section discusses accounting policies which we consider to be critical to obtain an understanding of our consolidated financial statements because their application on the part of management requires significant judgment and reliance on estimations of matters that are inherently uncertain.
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
Business Overview
Revenues
We generate substantially all of our revenue from private pay sources. Residents are charged an accommodation fee that is based on the type of accommodation they occupy and a service fee that is based upon their assessed level of care. We generally offer studio, one-bedroom and two-bedroom accommodations. The accommodation fee is based on prevailing market rates of similar senior living accommodations. The service fee is based upon periodic assessments, which include input of the resident and the resident’s physician and family and establish the additional hours of care and service provided to the resident. We offer various levels of care for our residents who require less or more frequent and intensive care or supervision. For the three month periods ended March 31, 2011 and 2010, approximately 76% and 77%, respectively, of our private pay revenue was derived from accommodation fees with the balance derived from service fees. Both the accommodation and level of care service fees are charged on a per day basis, pursuant to residency agreements.
Medicaid rates are lower than rates earned from private payers. Therefore, we consider our private pay mix an important performance indicator.
Although we intend to continue to reduce the number of units occupied by residents paying through Medicaid, as of March 31, 2011, we provided assisted living services to Medicaid funded residents at 22 of the residences we operate. Medicaid programs in each state determine the revenue rates for accommodations and levels of care. The basis of the Medicaid rates varies by state. In the first quarter of 2011, Medicaid reimbursement rates at our residences declined by 8.7% as compared to the first quarter of 2010.

Residence Operations Expenses
For all continuing residences, as defined below, residence operations expense percentages consisted of the following:

	As of March 31,
	2011	2010
Wage and benefit costs	59%	59%
Property related costs	26	25
Other operating costs	15	16

Total	100%	100%

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
Key Performance Indicators
We manage our business by monitoring certain key performance indicators. We believe our most important key performance indicators are:
Census
Census is defined as the number of units rented at a given time.
Average Daily Census
Average daily census, or ADC, is the sum of rented units for each day over a period of time, divided by the number of days in that period.
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
In addition, when material, we assess key performance indicators for residences that we operate in all reported periods, or “same residence” operations. Same residence operations includes those residences that have been available for occupancy for the entire reporting period. For the three month period ended March 31, 2011, residences which are not considered “same residence” include the additions consisting of 25 units which opened July 1, 2010 and 20 units which opened February 1, 2011, and the three residences that were temporarily closed subsequent to January 1, 2010. The number of units, occupancy or payer mix associated with these residences were not materially different from data included in all continuing residences; therefore, same residence information has been omitted from our discussion of key performance indicators.
ADC
All Continuing Residences
The following table sets forth our average daily census (“ADC”) for the three month periods ended March 31, 2011 and 2010 for both private pay and Medicaid residents for all of the continuing residences whose results are reflected in our condensed consolidated financial statements.
Average Daily Census

	2011	2010
Private pay	5,497	5,468
Medicaid	93	214

Total ADC	5,590	5,682

Private pay occupancy percentage	98.3%	96.2%

Private pay revenue percentage	99.0%	97.5%

During the first quarter of 2011, total ADC decreased 1.6% from the first quarter of 2010. Private pay ADC increased 0.5% from the prior year primarily from successes in our sales and marketing approach as well as a perception that poor economic conditions have improved. Medicaid ADC decreased 57.0% from the similar period due to the Medicaid Impact. As a result of the Medicaid Impact as well as improved private pay occupancy, the private pay occupancy mix increased in percentage from 96.2% to 98.3% and the private pay revenue mix increased from 97.5% to 99.0%.
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
Because of the impact that developmental units have on occupancy rates, when material, we split occupancy information between mature and developmental units. In general, developmental units are defined as the additional units in a residence that has undergone an expansion or in a new residence that has opened. New units identified as developmental are classified as such for a period of no longer than twelve months after completion of construction. The 45 expansion units that opened subsequent to January 1, 2010 constitute the developmental units at March 31, 2011. All units that are not developmental are considered mature units. The number of units, occupancy or payer mix associated with the residences considered to be developmental and not mature are immaterial; therefore, mature versus development information has been omitted from our discussion of key performance indicators.
All Continuing Residences
The following table sets forth our occupancy percentages for the three month periods ended March 31, 2011 and 2010 for all continuing residences whose results are reflected in our condensed consolidated financial statements:
Occupancy Percentage

	2011	2010
All residences	62.4%	63.0%

Occupancy percentages for all residences decreased from 63.0% in the 2010 period to 62.4% in the 2011 period.
The declines in our occupancy percentages for the three months ended March 31, 2011 were primarily due to our continuing focused effort to reduce the number of units available for Medicaid residents partially offset by improvement in our private pay census.
Average Revenue Rate
All Continuing Residences
The following table sets forth our average daily revenue rates for the three month periods ended March 31, 2011 and 2010 for all continuing residences whose results are reflected in our condensed consolidated financial statements.
Average Daily Revenue Rate

	2011	2010
Average daily revenue rate	$116.09	$113.13

The average daily revenue rate increased by 2.6% for the three month period ended March 31, 2011 compared to the comparable period in 2010. The average daily revenue rate increased primarily as a result of annual rate increases for both room and board and services and an improvement in private pay mix. Compared to the first quarter of 2010, in 2011 the average daily private revenue rate increased 2.0% while the average daily Medicaid revenue rate decreased by 8.7%.

Number of Residences Under Operation
The following table sets forth the number of residences under operation as of March 31:

	2011	2010
Owned(1)	161	152
Under operating leases	50	59

Total under operation	211	211

Percent of residences:
Owned	76.3%	72.0%
Under operating leases	23.7	28.0

	100.0%	100.0%

(1)	Includes nine residences temporarily closed for refurbishment in 2011 and seven residences temporarily closed for refurbishment in 2010
ADJUSTED EBITDA and ADJUSTED EBITDAR
The following table sets forth a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDAR for the quarters ended March 31:

	2011	2010
	(In thousands)
Net income	$5,011	$3,613
Provision for income taxes	1,741	2,123

Income from continuing operations before income taxes	6,752	5,736
Add:
Depreciation and amortization	5,741	5,670
Interest expense, net	2,646	1,884
Non-cash equity based compensation	280	137
Loss on disposal of fixed assets	—	170
Other	(56)	—

Adjusted EBITDA	15,363	13,597
Add: Residence lease expense	4,368	5,083

Adjusted EBITDAR	$19,731	$18,680

The following table sets forth the calculations of Adjusted EBITDA and Adjusted EBITDAR percentages for the quarters ended March 31:

	2011	2010
	($ In thousands)
Revenues	$58,409	$57,859

Adjusted EBITDA	$15,363	$13,597

Adjusted EBITDAR	$19,731	$18,680

Adjusted EBITDA as percent of total revenue	26.3%	23.5%

Adjusted EBITDAR as percent of total revenue	33.8%	32.3%

Both Adjusted EBITDAR and Adjusted EBITDA increased in the first quarter of 2011 primarily due to a decrease in residence operations expenses ($0.5 million) (this excludes gains and losses on the disposals of fixed assets) and an increase in revenues discussed below ($0.5 million). Additionally, for Adjusted EBITDA only, a decrease in residence lease expense ($0.7 million).

See “— Business Overview — Key Performance Indicators — Adjusted EBITDA and Adjusted EBITDAR” above for a discussion of our use of Adjusted EBITDA and Adjusted EBITDAR and a description of the limitations of such use.
Consolidated Results of Operations
Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010
The following table sets forth details of our revenues and income as a percentage of total revenues for the three month periods ended March 31:

	2011	2010
Revenues	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	60.0	61.7
General and administrative	6.7	6.5
Residence lease expense	7.5	8.8
Depreciation and amortization	9.8	9.8

Income from operations	16.0	13.2
Interest expense, net	(4.5)	(3.3)
Other	0.1	—
Income tax expense	(3.0)	(3.7)

Net income	8.6%	6.2%

Revenues
Revenues in the first quarter of 2011 increased from the first quarter of 2010 primarily due to higher average daily revenue as a result of rate increases ($1.1 million) and an increase in private pay occupancy ($0.3 million), partially offset by the planned reduction in the number of units occupied by Medicaid residents ($0.9 million). Private pay rates increased in the first quarter of 2011 by an average of 2.0% over the first quarter of 2010. Overall rates, including the impact of improved payer mix, increased in the first quarter of 2011 by an average of 2.6% over the first quarter of 2010.
Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)
Residence operations expense decreased $0.6 million, or 1.8%, in the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010. Residence operations expenses decreased $0.2 million from lower salaries and benefits, $0.2 million from lower travel expenses and $0.2 million from lower property taxes. Staffing needs in the first quarter of 2011 as compared to the first quarter of 2010 decreased primarily because of a decline in the number of units occupied by Medicaid residents who tend to have higher care needs than private pay residents. In addition, general economic conditions enabled us to hire new employees at lower wage rates. Property taxes were lower due to successful appeals of assessments in a variety of states.
General and Administrative
General and administrative costs increased $0.1 million, or 3.0%, in the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010. General and administrative expenses were essentially unchanged as savings associated with upfront costs associated with transitioning payroll and benefits from a third party vendor to in-house in the first quarter of 2010 were offset by expenses associated with our 2011 all company conference. In 2010, the all company conference took place in the second quarter.
Residence Lease Expense
Residence lease expense for the three month period ended March 31, 2011 decreased $0.7 million, or 14.1% from the three month period ended March 31, 2010. The decrease of $0.7 million is the result of ALC acquiring nine properties on October 1, 2010, which it had previously leased.

Depreciation and Amortization
Depreciation and amortization increased $0.1 million to $5.7 million in the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010. The increase is the result of two additions that opened subsequent to the first quarter of 2010, and from general capital expenditures across our portfolio. Amortization expense for the first quarter of 2011 decreased $0.1 million from the first quarter of 2010 because a component of our intangible assets became fully amortized in January of 2011.
Income from Operations
Income from operations for the three month period ended March 31, 2011 was $9.3 million compared to $7.6 million for the three month period ended March 31, 2010 due to the reasons described above.
Interest Income
Interest income was relatively unchanged in the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010.
Interest Expense
Interest expense increased $0.8 million to $2.6 million in the three month period ended March 31, 2011, compared to the three month period ended March 31, 2010. Interest on debt (including amortization on financing fees) increased by $0.2 million due to a $12 million mortgage financing completed in the third quarter of 2010. Due to refinancing and subsequent reduction in the balances of floating rate debt, ALC undesignated its cash flow hedges in the first quarter of 2011 and reclassified $0.3 million of derivative losses in comprehensive income to interest expense. Interest expense also increased $0.3 million due to the write off of the remaining deferred financing costs associated with the $120 million revolving credit facility.
Other
Other income increased by $0.1 million from gains associated with the sale of an equity investment.
Income before Income Taxes
Income before income taxes for the three month period ended March 31, 2011 was $6.8 million compared to $5.7 million for the three month period ended March 31, 2010 due to the reasons described above.
Income Tax Expense
Income tax expense for the three month period ended March 31, 2011 was $1.7 million compared to $2.1 million for the three month period ended March 31, 2010. Our effective tax rates were 25.1% and 37.0% for the three month periods ended March 31, 2011 and 2010, respectively. Our effective rate was favorably impacted in the period ended March 31, 2011 by a settlement with Extendicare, Inc. regarding a dispute associated with a tax allocation agreement (11.4% reduction in current period effective rate) entered into in connection with our separation from Extendicare in 2006. Our effective tax rate excluding this settlement would have been 36.5%.
Net Income
Net income for the three month period ended March 31, 2011 was $5.0 million compared to $3.6 million for the three month period ended March 31, 2010 due to the reasons described above.

Liquidity and Capital Resources
Sources and Uses of Cash
We had cash and cash equivalents of $2.9 million and $13.4 million at March 31, 2011 and December 31, 2010, respectively. The table below sets forth a summary of the significant sources and uses of cash for the three month periods ended March 31:

	2011	2010
	(In thousands)
Cash provided by operating activities	$14,977	$10,109
Cash used in investing activities	(3,635)	(3,859)
Cash used in financing activities	(21,798)	(479)

(Decrease) increase in cash and cash equivalents	$(10,456)	$5,771

Cash provided by operating activities was $15.0 million in the three month period ended March 31, 2011 compared to $10.1 million in the three month period ended March 31, 2010.
Our working capital decreased $13.2 million in the three month period ended March 31, 2011 compared to December 31, 2010. Working capital decreased primarily because cash decreased by $10.5 million, deferred revenue increased by $3.6 million, net taxes payable/receivable increased by $1.8 million, deposits in escrow decreased by $0.4 million, deferred income taxes decreased by $0.3 million and accounts payable increased by $0.1 million, partially offset by an increase in supplies, prepaids and other receivables of $2.4 million, a decrease in accrued liabilities of $0.8 million, and an increase in accounts receivable of $0.3 million.
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
Property and equipment decreased $1.7 million in the three months ended March 31, 2011 compared to December 31, 2010. Property and equipment decreased $5.7 million from depreciation expense, partially offset by $4.0 million from capital expenditures (including new construction).
Total debt, including both current and long-term, was $113.0 million as of March 31, 2011, a decrease of $19.1 million from $132.1 million at December 31, 2010. The decrease in debt was due to repayments on revolving debt of $18.0 million and repayments on mortgage debt of $1.1 million.
Cash used in investing activities was $3.6 million for the three months ended March 31, 2011 compared to $3.9 million in the three months ended March 31, 2010. Investment activities in the three months ended March 31, 2011 included $3.4 million for purchases of property and equipment, and $0.5 million for the expansion program, partially offset by $0.3 million for the sale of securities. Investment activities in the three months ended March 31, 2010, included purchases of property and equipment of $2.4 million and payments for new construction projects of $1.4 million.
Cash used in financing activities was $21.8 million for the three months ended March 31, 2011 compared to $0.5 million in the three months ended March 31, 2010. Financing activities in the three months ended March 31, 2011 included $68.0 million for the repayment of revolving debt, $1.9 million for the payment of financing costs, $1.1 million for the repayment of other mortgage debt and $0.8 million for the repurchase of 24,600 shares of Class A Common Stock, partially offset by $50.0 million of proceeds from the refinancing of the revolving credit facility. In the 2010 period, financing activities consisted primarily of $0.5 million for the repayment of mortgage debt.

$125 Million Credit Facility
On February 18, 2011, ALC terminated its $120 million credit facility with General Electric Capital Corporation and other lenders (the “GE Credit Facility”) and entered into a five year, $125 million revolving credit facility with U.S. Bank National Association as administrative agent and certain other lenders (the “U.S. Bank Credit Facility”). ALC’s obligation under the U.S. Bank Credit Facility are guaranteed by three ALC subsidiaries that own 31 residences and are secured by mortgage liens against such residences and by a lien against substantially all of the assets of ALC and those subsidiaries. Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate plus a margin or LIBOR plus a margin that varies according to a pricing grid based on a consolidated leverage test. The initial margins on base rate and LIBOR loans are 1.75% and 2.75%, respectively.
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
ALC is subject to certain restrictions and financial covenants under the facility including maintenance of less than a maximum consolidated leverage ratio and greater than a minimum consolidated fixed charge coverage ratio, and restrictions on payments for capital expenditures, expansions and acquisitions. Payments for dividends and stock repurchases may be restricted if ALC fails to maintain consolidated leverage ratio levels specified in the facility. In addition, upon the occurrence of certain transactions, including but not limited to property loss events, ALC may be required to make mandatory prepayments. ALC is also subject to other customary covenants and conditions. Outstanding borrowings under the facility at March 31, 2011 were $32 million. In addition, the facility provided collateral for $5.9 million in outstanding letters of credit. At March 31, 2011, ALC was in compliance with all applicable covenants and available borrowings under the facility were $87.1 million.
$120 Million Credit Facility
On November 10, 2006, ALC entered into a five year, $100 million credit facility with General Electric Capital Corporation and other lenders. The facility was guaranteed by certain ALC subsidiaries that own 64 residences and secured by a lien against substantially all of the assets of ALC and such subsidiaries. Interest rates applicable to funds borrowed under the facility were based, at ALC’s option, on either a base rate essentially equal to the prime rate or LIBOR plus an amount that varies according to a pricing grid based on a consolidated leverage test. Since the inception of this facility, this amount has been 150 basis points.
On August 22, 2008, ALC entered into an agreement to amend its then $100 million revolving credit agreement to allow ALC to borrow up to an additional $20 million, bringing the size of the facility to $120 million.
On February 18, 2011, ALC entered into a new $125 million credit facility and terminated the $120 million credit facility and repaid all amounts owed under that credit facility.
We entered into derivative financial instruments in November 2008 and March 2009, specifically interest rate swaps, for non-trading purposes. We may use interest rate swaps from time to time to manage interest rate risk associated with floating rate debt. The November 2008 and March 2009 interest rate swap agreements expire in November 2011, the same time our $120 million revolving credit facility was scheduled to mature, and have a total notional amount of $50.0 million. We elected to apply hedge accounting for both interest rate swaps because they were an economic hedge of our floating rate debt and we do not enter into derivatives for speculative purposes. Both interest rate swaps are cash flow hedges. The derivative contracts had a negative net fair value of $0.7 million and $0.9 million as of March 31, 2011 and December 31, 2010, respectively, based on current market conditions affecting interest rates, and are recorded in accrued liabilities.

Debt Instruments
Other than the refinancing of our revolving credit facility and the subsequent $18.0 million repayment on our revolving credit facility, there were no material changes in our debt obligations from December 31, 2010 to March 31, 2011, and, as of the date of this report, ALC was in compliance with all financial covenants in its debt agreements.
Principal Repayment Schedule
There were no material changes in our monthly debt service payments from December 31, 2010 to March 31, 2011.
Letters of Credit
As of March 31, 2011, ALC had $5.9 million in outstanding letters of credit, which are collateralized under the U.S. Bank Credit Facility. Approximately $5.4 million of the letters of credit provide security for workers’ compensation insurance and the remaining $0.5 million of letters of credit are security for landlords of leased properties. The letters of credit have maturity dates ranging from October 2011 to March 2012.
Restricted Cash
As of March 31, 2011, restricted cash consisted of $1.7 million of cash deposits as security for Oregon Trust Deed Notes and $1.7 million of cash deposits as security for HUD insured mortgage loans.
Off Balance Sheet Arrangements
ALC has no off balance sheet arrangements.
Cash Management
As of March 31, 2011, we held unrestricted cash and cash equivalents of $2.9 million. We forecast cash flows on a regular monthly basis to determine the investment periods, if any, of certificates of deposit and we monitor daily incoming and outgoing expenditures to ensure available cash is invested on a daily basis when warranted. As of March 31, 2011, approximately $1.1 million of our cash balances were held by Pearson to provide for potential insurance claims.
Future Liquidity and Capital Resources
We believe that existing funds and cash flow from operations, together with other available sources of liquidity, including borrowings available under our $125 million revolving credit facility, which matures in February 2016, and other borrowings which may be obtained on currently unencumbered properties, will be sufficient to fund operations, expansions, acquisitions, stock repurchases, anticipated capital expenditures, dividends and required payments of principal and interest on our debt for the next twelve months.
However, the failure to meet certain operating and occupancy covenants in the CaraVita operating lease could give the lessor the right to accelerate the lease obligations and terminate our right to operate all or some of those properties. We were in compliance with all such covenants as of March 31, 2011, but continued poor economic conditions could constrain our ability to remain in compliance in the future. Failure to comply with those obligations could result in our being required to make an accelerated payment of the present value of the remaining obligations under the lease through its expiration in March 2015 (approximately $19.9 million as of March 31, 2011), as well as the loss of future revenue and cash flow from the operations of those properties. The acceleration of the remaining obligation and loss of future cash flows from operating those properties could have a material adverse impact on our operations.

Expansion Program
In February 2007, we announced plans to add a total of 400 units to our existing owned buildings. By the end of 2010 and the first quarter of 2011, we had completed, licensed, and begun accepting new residents in 367 of these units. We have spent $41.6 million through March 31, 2011 on this expansion program and our cost estimate for the program has been approximately $113,000 per unit.
Share Repurchase
In the first quarter of 2011, we repurchased 24,600 shares of our Class A Common Stock at a cost of $797,603 and an average price of $32.42 per share (excluding fees). At March 31, 2011, approximately $13.3 million remained available under the repurchase program. On May 2, 2011, the Board of Directors extended the stock repurchase plan by resetting the authorized amount of repurchases to $15 million and removing the expiration date. The plan will no longer be subject to an annual expiration date and will only expire upon completion of stock repurchases totaling $15 million or by action of the Board.
Dividends
On May 2, 2011, the Board of Directors declared a cash dividend on the outstanding Class A and Class B common stock estimated to aggregate $2.3 million to holders of record on May 20, 2011, payable on June 15, 2011. The declaration and payment of future dividends will be at the discretion of our Board of Directors and will be dependant on a number of factors including our financial condition, operating results, current and anticipated cash needs, plans for expansion, contractual restrictions with respect to the payment of dividends and other factors deemed relevant to the Board of Directors.
Accrual for Self-Insured Liabilities
At March 31, 2011, we had an accrued liability for settlement of self-insured liabilities of $2.3 million in respect of general and professional liability claims. Claim payments were $0.1 million for each of the three month periods ended March 31, 2011 and 2010. The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported. We estimate that $0.5 million of the total $2.3 million liability will be paid in the next twelve months. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. Provisions for general and professional liability insurance are determined using annual independent actuarial valuations. We believe we have provided sufficient provisions for general and professional liability claims as of March 31, 2011.
At March 31, 2011, we had an accrual for workers’ compensation claims of $3.1 million. Claim payments for the three months ended March 31, 2011 and 2010 were $0.5 million and $0.8 million, respectively. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. Provisions for workers compensation insurance are determined using annual independent actuarial valuations. We believe we have provided sufficient provisions for workers’ compensation claims as of March 31, 2011.
At March 31, 2011, we had an accrual for medical insurance claims of $1.3 million. The accrual is an estimate based on the historical claims per participant incurred over the historical lag time between date of service and payment by our third party administrator. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. We believe we have provided sufficient provisions for medical insurance claims as of March 31, 2011.
Unfunded Deferred Compensation Plan
At March 31, 2011, we had an accrual of $3.2 million for our unfunded deferred compensation plan. We implemented an unfunded deferred compensation plan in 2005 which is offered to company employees who are defined as highly compensated by the Internal Revenue Code. Participants may defer up to 10% of their base salary.

$125 Million Credit Facility
On February 18, 2011, ALC entered into a five year, $125 million revolving credit facility with U.S. Bank National Association as administrative agent and certain other lenders (the “U.S. Bank Credit Facility”). The revolving credit facility is available to us to provide liquidity for expansions, acquisitions, working capital, capital expenditures, share repurchases, and for other general corporate purposes. See “Liquidity and Capital Resources — $125 Million Credit Facility” above for a more detailed description of the terms of the revolving credit facility.
Contractual Obligations
Other than the refinancing of our revolving credit facility and the subsequent $18.0 million repayment on our revolving credit facility, there were no material changes in our contractual obligations outside of the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.
Critical Accounting Policies
Our condensed consolidated financial statements have been prepared in conformity with GAAP. For a full discussion of our accounting policies as required by GAAP, refer to our Annual Report on Form 10-K for the year ended December 31, 2010. We consider certain accounting policies to be critical to an understanding of our condensed consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Qualitative Disclosures
At March 31, 2011, our long-term debt, including the current portion, consisted of fixed rate debt of $80.8 million, exclusive of a $0.2 million purchase accounting market value adjustment, and variable rate debt of $32 million. At December 31, 2010, our long-term debt, including the current portion, consisted of fixed rate debt of $81.9 million, exclusive of a $0.3 million purchase accounting market value adjustment, and variable rate debt of $50 million.
Our earnings are affected by changes in interest rates on unhedged borrowings under our $125 million credit facility. At March 31, 2011, we had $30 million of variable rate borrowings based on LIBOR plus a premium and $2 million based on prime plus a premium. As of March 31, 2011, our variable rate was 275 basis points in excess of LIBOR on LIBOR-based loans and 175 basis points in excess of prime on prime-based loans. For every 1% change in LIBOR and prime, our interest expense will change by approximately $300,000 and $20,000, respectively, annually. This analysis does not consider changes in the actual level of borrowings or repayments that may occur subsequent to March 31, 2011. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.
In order to reduce risk related to our variable rate debt, from time to time we may enter into interest rate swap contracts or other interest rate protection agreements. As of March 31, 2011, we had the following interest rate swap contracts:

				Fair Value
Contract Date	Notional Amount	Fixed Rate	Maturity	at March 31, 2011
November 13, 2008	$30 million	2.83%	November 2011	$(469,000)
March 10, 2009	$20 million	1.98%	November 2011	$(205,000)
A 1% increase in interest rates would increase the fair value of these swap contracts by approximately $0.3 million and a 1% decrease in interest rates would decrease the fair value of these swap contracts by approximately $0.3 million.

We enter into contracts for the purchase of electricity and natural gas for use in certain of our operations in order to reduce the variability of energy costs. The deregulation of energy markets in selected areas of the country, the availability of products offered through energy brokers and providers, and our relatively stable demand for energy make it possible for us to enter longer term contracts to obtain more stable pricing. It is ALC’s intent to enter into contracts solely for its own use. Further, it is fully anticipated that ALC will make use of all of the energy contracted. Expiration dates on our current energy contracts range from May 2011 to June 2012. FASB guidance requires ALC to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. Normal purchases are contracts that provide for the purchase of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases and sales are documented and exempted from derivative accounting and reporting requirements. ALC has evaluated these energy contracts and determined they meet the normal purchases and sales exception and therefore are exempted from derivative accounting and reporting requirements.
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
Quantitative Disclosures
There were no material changes in the principal or notional amounts and related weighted average interest rates by year of maturity for our fixed rate debt obligations since December 31, 2010. During the three month period ended March 31, 2011, we refinanced our revolving credit facility and subsequently repaid $18.0 million on the revolving credit facility.

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
There are no material changes to the disclosure regarding risk factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In compliance with Item 703 of Regulation S-K, the Company provides the following summary of its purchases of Class A Common Stock during its first quarter of 2011.

				(d)
		(b)		Maximum Number (or
		Average	(c)	Approximate Dollar
	(a)	Price Paid	Total Number of Shares	Value) of Shares that
	Total Number	Per Share	Purchased as Part of	May Yet Be Purchased
	of Shares	(excluding	Publicly Announced	Under the Plans or
Period	Purchased	fees)	Plans or Programs	Programs(1)
January 1, 2011 to January 31, 2011	19,600	$31.48	19,600	$13,455,473
February 1, 2011 to February 28, 2011	—	—	—	$13,455,473
March 1, 2011 to March 31, 2011	5,000	$36.13	5,000	$13,274,814

Total	24,600	$32.42	24,600	$13,274,814

(1)	Consists of shares repurchased under the extended and expanded share repurchase program approved by the Board of Directors on August 9, 2010 under which ALC is authorized to purchase up to $15 million of its outstanding shares of Class A Common Stock through August 9, 2011 (exclusive of fees). On May 2, 2011, the Board of Directors extended the stock repurchase plan by resetting the authorized amount of repurchases to $15 million and removing the expiration date. The plan will no longer be subject to an annual expiration date and will only expire upon completion of stock repurchases totaling $15 million or by action of the Board.

Item 5.	OTHER INFORMATION.
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

Additional risk factors are discussed under the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission and available through the Investor Relations section of our website, www.alcco.com.

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
John Buono
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Date: May 5, 2011

S-1

ASSISTED LIVING CONCEPTS, INC.
EXHIBIT INDEX TO MARCH 31, 2011 QUARTERLY REPORT ON FORM 10-Q

Exhibit
Number	Description
10.1
Form of 2011 Cash Incentive Compensation Award Agreement (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K, dated March 2, 2011, File No. 001-13498)

10.2
Form of 2011 Tandem Stock Option/Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.3 to current report of Assisted Living Concepts, Inc. on Form 8-K, dated March 2, 2011, File No. 001-13498)

10.3
$125,000,000 Credit Agreement dated as of February 18, 2011 among Assisted Living Concepts, Inc., as borrower, U.S. Bank National Association, as administrative agent and collateral agent, Compass Bank, FirstMerit Bank, N.A., and Harris N.A., as documentation agents, The Lenders and L/C Issuers Party Hereto, and U.S. Bank National Association, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated February 18, 2011, File No. 001-13498)

10.4
Guaranty and Security Agreement dated as of February 18, 2011 among Assisted Living Concepts, Inc., and ALC Real Estate, LLC, ALC Properties, II, Inc., and Texas ALC II, Inc. and each other grantor from time to time party hereto and U.S. Bank National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated February 18, 2011, File No. 001-13498)

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