Form 10-Q/A
period 2011-03-31
ASSISTED LIVING CONCEPTS INC
filed 2011-05-09
CIK 929994

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

EXPLANATORY NOTE

This amended Quarterly Report on Form10-Q/A corrects a typographical error regarding the cash dividend per share amount appearing in Note 9. SUBSEQUENT EVENTS from 12 cents per share to 10 cents per share.

This Amendment contains the complete text of the original report with the corrected information appearing in Note 9 of the consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. SUBSEQUENT EVENTS
On May 2, 2011, the Board of Directors approved a stock split of ALC Class A and Class B Common Stock at a ratio of 2 to 1, with a planned effective date of May 20, 2011. Accordingly, as of the effective date, each share of issued and outstanding Class A and Class B Common Stock will be converted into two shares of Class A and Class B Common Stock, respectively. The stock split will be effected by filing a Certificate of Change to ALC’s Amended and Restated Articles of Incorporation with the Secretary of State of Nevada. In addition, on May 2, 2011, the Board of Directors declared a post-stock split cash dividend of 10 cents per share payable to ALC shareholders of both Class A and Class B Common Stock of record at the close of business on May 20, 2011. The aggregate amount of the dividend is expected to be approximately $2.3 million and is expected to be paid on June 15, 2011.

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