Form 10-Q
period 2011-06-30
ASSISTED LIVING CONCEPTS INC
filed 2011-08-08
CIK 929994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number: 001-13498

Assisted Living Concepts, Inc.
(Exact name of registrant as specified in its charter)

Nevada	93-1148702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

W140 N8981 Lilly Road
Menomonee Falls, Wisconsin	53051
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (262) 257-8888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑

As of July 31, 2011, the Company had 20,028,058 shares of its Class A Common Stock, $0.01 par value per share, outstanding and 2,931,910 shares of its Class B Common Stock, $0.01 par value per share, outstanding.

Index

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
ASSISTED LIVING CONCEPTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2011	2010
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$2,833	$13,364
Cash and escrow deposits – restricted	3,332	3,472
Investments	1,934	4,599
Accounts receivable, less allowances of $1,914 and $1,414, respectively	4,248	3,201
Prepaid expenses and other current assets, net	3,981	3,020
Income tax receivable	—	356
Deferred income taxes	4,840	5,108
Current assets of discontinued operations	168	168
Total current assets	21,336	33,288
Property and equipment, net	432,691	437,303
Intangible assets, net	9,571	10,193
Restricted cash	2,128	3,448
Other assets	2,249	872
Total assets	$467,975	$485,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,081	$6,154
Accrued liabilities	16,961	20,173
Deferred revenue	9,186	4,784
Income tax payable	350	—
Current maturities of long-term debt	2,501	2,449
Current portion of self-insured liabilities	500	500
Total current liabilities	34,579	34,060
Accrual for self-insured liabilities	1,955	1,597
Long-term debt, less current portion	101,460	129,661
Deferred income taxes	21,746	20,503
Other long-term liabilities	9,760	10,024
Commitments and contingencies
Total liabilities	169,500	195,845

Preferred Stock, par value $0.01 per share, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 160,000,000 shares authorized at June 30, 2011 and December 31, 2010; 24,958,537 and 24,816,738 shares issued and 20,026,665 and 19,934,066 shares outstanding, respectively	250	248
Class B Common Stock, $0.01 par value, 30,000,000 shares authorized at June 30, 2011 and December 31, 2010; 2,933,204 and 3,040,620 shares issued and outstanding, respectively	29	30
Additional paid-in capital	316,043	315,753
Accumulated other comprehensive income/(loss)	42	(95)
Retained earnings	58,956	49,970
Treasury stock at cost, 4,931,872 and 4,882,672 shares, respectively	(76,845)	(76,047)
Total stockholders’ equity	298,475	289,259
Total liabilities and stockholders’ equity	$467,975	$485,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ASSISTED LIVING CONCEPTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$58,627	$58,305	$117,036	$116,164
Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	33,530	34,805	68,599	70,517
General and administrative	3,741	4,256	7,630	8,030
Residence lease expense	4,427	5,111	8,795	10,194
Depreciation and amortization	5,712	5,698	11,453	11,368
Total operating expenses	47,410	49,870	96,477	100,109
Income from operations	11,217	8,435	20,559	16,055
Other (expense) income:
Other-than-temporary investments impairment	—	(2,026)	—	(2,026)
Interest expense:
Debt	(2,106)	(1,899)	(4,188)	(3,787)
Change in fair value of derivatives and amortization	29	—	(258)	—
Write-off of deferred financing costs	—	—	(279)	—
Interest income	4	4	6	8
Gain on sale of securities	854	—	910	—
Income before income taxes	9,998	4,514	16,750	10,250
Income tax expense	(3,722)	(1,618)	(5,463)	(3,741)
Net income	$6,276	$2,896	$11,287	$6,509
Weighted average common shares:
Basic	22,945	23,134	22,945	23,144
Diluted	23,266	23,476	23,273	23,482
Per share data:
Basic earnings per common share	$0.27	$0.13	$0.49	$0.28
Diluted earnings per common share	$0.27	$0.12	$0.49	$0.28

Dividend declared and paid per common share	$0.10	$—	$0.10	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ASSISTED LIVING CONCEPTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In thousands)

	Six Months Ended
	June 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$11,287	$6,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,453	11,368
Other-than-temporary investments impairment	—	2,026
Amortization of purchase accounting adjustments for leases	(272)	(197)
Provision for bad debts	500	358
Provision for self-insured liabilities	566	262
(Gain)/loss on disposal of fixed assets	(41)	315
Unrealized and realized gain on investments	(910)	(17)
Equity-based compensation expense	673	362
Change in fair value of derivatives and amortization	258	23
Deferred income taxes	1,426	306
Changes in assets and liabilities:
Accounts receivable	(1,547)	(1,317)
Supplies, prepaid expenses and other receivables	(961)	(558)
Deposits in escrow	140	230
Current assets – discontinued operations	—	(132)
Accounts payable	(346)	(1,432)
Accrued liabilities	(2,712)	(3,051)
Deferred revenue	4,402	(360)
Current liabilities – discontinued operations	—	(34)
Payments of self-insured liabilities	(152)	(261)
Income taxes payable / receivable	706	1,935
Changes in other non-current assets	1,846	1,330
Other non-current assets – discontinued operations	—	399
Other long-term liabilities	(88)	100
Cash provided by operating activities	26,228	18,164
INVESTING ACTIVITIES:
Payment for securities	(101)	(110)
Proceeds on sales of securities	3,140	—
Payments for new construction projects	(516)	(3,208)
Payments for purchases of property and equipment	(6,446)	(4,930)
Proceeds from the sale of fixed assets	57	—
Cash used in investing activities	(3,866)	(8,248)
FINANCING ACTIVITIES:
Payments of financing costs	(1,903)	—
Purchase of treasury stock	(798)	(1,120)
Proceeds on borrowings from revolving credit facility	73,000	—
Repayments on borrowings from revolving credit facility	(49,400)	—
Repayment of GE credit facility	(50,000)	—
Repayment of mortgage debt	(1,709)	(917)
Issuance of Class A common stock for stock options	218	—
Dividends paid to stockholders	(2,301)	—
Cash used by financing activities	(32,893)	(2,037)
(Decrease)/increase in cash and cash equivalents	(10,531)	7,879
Cash and cash equivalents, beginning of year	13,364	4,360
Cash and cash equivalents, end of period	$2,833	$12,239

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$3,981	$3,575
Income tax payments, net of refunds	4,081	1,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Assisted Living Concepts, Inc. and its subsidiaries (“ALC” or the “Company”) operated 211 assisted and independent living residences in 20 states in the United States totaling 9,325 units as of June 30, 2011.  ALC’s residences average 40 to 60 units and offer a supportive, home-like setting.  Residents may receive assistance with activities of daily living either directly from ALC employees or indirectly through ALC’s wholly-owned health care subsidiaries.

ALC became an independent, publicly traded company listed on the New York Stock Exchange on November 10, 2006, (the “Separation Date”) when ALC Class A and Class B Common Stock was distributed by Extendicare Inc., now known as Extendicare Real Estate Investment Trust (“Extendicare”), to its stockholders (the “Separation”).

Effective May 20, 2011, ALC implemented a two-for-one stock split of its Class A Common Stock, par value $0.01 per share, and Class B Common Stock, par value $0.01 per share.  All references to share amounts, stock prices, and per share data in this quarterly report on Form 10-Q have been adjusted to reflect this stock split.

ALC operates in a single business segment with all revenues generated from those properties located within the United States.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three and six month periods ended June 30, 2011 and 2010 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Operating results for interim periods are not necessarily indicative of results that may be expected for the entire year ending December 31, 2011.

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

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2011 and December 31, 2010, the Company had approximately 98% and 94%, respectively, of its accounts receivable derived from private payer sources, with the balance owing under various state Medicaid programs.  Although management believes there are no credit risks associated with government agencies other than possible funding delays, claims filed under the Medicaid program can be denied if not properly filed prior to a statute of limitations.

The Company periodically evaluates the adequacy of its allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds, which vary by payer type.  Allowances for uncollectibility are considered based upon the evaluation of the circumstances for each of these specific accounts.  In addition, the Company has developed internally-determined percentages for establishing an allowance for doubtful accounts, which are based upon historical collection trends for each payer type and age of the receivables.  Accounts receivable that the Company specifically estimates to be uncollectible, based upon the above process, are fully reserved in the allowance for doubtful accounts until they are written off or collected.  The Company wrote off accounts receivable of $0.5 million and $0.4 million in the six month periods ended June 30, 2011 and 2010, respectively.  Bad debt expense was $0.9 million and $0.8 million for the six month periods ended June 30, 2011 and 2010, respectively.

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

All other investments will continue to be recorded in accumulated other comprehensive income, net of tax. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the condensed consolidated statements of income. The cost of securities held to fund executive retirement plan obligations is based on the average cost method and for the remainder of our marketable securities we use the specific identification method.

ALC regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. To determine whether a decline in value is other-than-temporary, ALC evaluates several factors, including the current economic environment, market conditions, operational and financial performance of the investee, and other specific factors relating to the business underlying the investment, including business outlook of the investee, future trends in the investee’s industry and ALC’s intent to carry the investment for a sufficient period of time for any recovery in fair value. If a decline in value is deemed as other-than-temporary, ALC records reductions in carrying values to estimated fair values, which are determined based on quoted market prices, if available, or on one or more of the valuation methods such as pricing models using historical and projected financial information, liquidation values, and values of other comparable public companies.  ALC did not record an other-than-temporary impairment of investments in the three and six month periods ended June 30, 2011, but did record a $2.0 million other-than-temporary impairment of investments in the three and six month periods ended June 30, 2010.

(d) Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity which under GAAP are excluded from net income. For the three and six month periods ended June 30, 2011 and 2010, this consists of unrealized gains and losses on available for sale investment securities and losses on swap derivatives, net of tax.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$6,276	$2,896	$11,287	$6,509
Unrealized gains (losses) on investments, net of tax expense (benefit) of $(278), $(113), $(205) and $16, respectively	(452)	(184)	(332)	28
Unrealized gains (losses) on derivatives, net of tax expense (benefit) of $42 and $(24), respectively	—	68	—	(39)
Reclassification of net losses on swap derivatives to earnings, net of tax benefit of $83 and $290	142	—	469	—
Other-than-temporary impairment loss on investments, net of tax expense of $764	—	1,248	—	1,248
Total comprehensive income	$5,966	$4,028	$11,424	$7,746

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Unrealized gain on investments	$144	$476
Net unrealized loss on derivatives	(102)	(571)
Accumulated other comprehensive income/(loss)	$42	$(95)

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

As of June 30, 2011 and December 31, 2010, ALC had total gross unrecognized tax benefits of approximately $0.7 million.  Of the total gross unrecognized tax benefits, $0.4 million, if recognized, would reduce ALC’s effective tax rate in the period of recognition.  At June 30, 2011 and December 31, 2010, ALC had accrued interest and penalties related to unrecognized tax benefits of $0.2 million.

ALC and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions. Federal tax returns for all periods after December 31, 2006 are open for examination.  Various state tax returns for all periods after December 31, 2005 are open for examination.  For the tax periods between February 1, 2005 and November 10, 2006,  ALC was included in the consolidated federal tax returns of EHI.  Tax issues between ALC and Extendicare are governed by a Tax Allocation Agreement entered into by ALC and Extendicare at the time of the Separation.  During 2009, the Internal Revenue Service completed an examination of the partial tax year ended December 31, 2005 and the partial tax year ended November 10, 2006.  In May 2011, EHI and ALC agreed to settle this matter, and all matters under the Tax Allocation Agreement, with a $0.8 million payment from EHI to ALC.  The $0.8 million settlement has been paid and is included as a reduction of the income tax provision in the consolidated statements of income for the three and six month periods ended June 30, 2011.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(g) Recently Issued Accounting Pronouncements

Described below is a recent change in accounting guidance that may have a significant effect on ALC’s financial statements.  Recent guidance that is not anticipated to have an impact on or is unrelated to ALC’s financial condition, results of operations or related disclosures is not discussed.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220) - Presentation of Comprehensive Income.”  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The guidance requires changes in presentation only and is not expected to have a significant impact on the company's consolidated financial statements.

3.  PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation and amortization consisted of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)
Land and land improvements	$31,684	$31,426
Buildings and improvements	482,287	475,332
Furniture and equipment	31,629	30,433
Leasehold improvements	9,287	8,442
Construction in progress	1,718	4,770
	556,605	550,403
Less accumulated depreciation and amortization	(123,914)	(113,100)
	$432,691	$437,303

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  INTANGIBLE ASSETS, NET

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of other intangible assets (in thousands):

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Resident relationships	$3,169	$(2,995)	$174	$3,169	$(2,744)	$425
Operating lease intangible and renewal options	11,665	(2,367)	9,298	11,665	(2,029)	9,636
Non-compete agreements	$331	(232)	99	331	(199)	132
Total	$15,165	$(5,594)	$9,571	$15,165	$(4,972)	$10,193

Amortization expense related to definite-lived intangible assets for the three and six month periods ended June 30, 2011 and 2010 was $0.3 million and $0.4 million and $0.6 million and $0.8 million, respectively.

Remaining amortization expense for definite–lived intangible assets is estimated to be as follows (in thousands):

2011 (July through December)	$543
2012	743
2013	677
2014	677
2015	677
After 2015	6,254
$9,571

5. DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)
$125 million credit facility bearing interest at floating rates, due February 2016(1)	$23,600	$—
$120 million credit facility bearing interest at floating rates	—	50,000
Mortgage note, bearing interest at 6.24%, due 2014	32,181	32,644
Mortgage note, bearing interest at 6.50%, due 2015	25,225	25,663
Mortgage note, bearing interest at 7.07%, due 2018	8,628	8,703
Oregon Trust Deed Notes, weighted average interest rate of 6.82%, maturing from 2021 through 2026	7,430	8,130
HUD Insured Mortgages, interest rates ranging from 5.66% to 5.85%, due 2032	3,985	4,033
HUD Insured Mortgage, bearing interest at 7.55%, due 2036	2,912	2,937
Total debt	103,961	132,110
Less current maturities	(2,501)	(2,449)
Total long-term debt	$101,460	$129,661

(1) Borrowings under this facility bear interest at a floating rate at ALC’s option equal to LIBOR or prime plus a margin.  The margin is determined by ALC’s consolidated leverage ratio (as defined in the U.S. Bank Credit Facility) and ranges from 137.5 to 250 basis points over prime or 225 to 350 basis points over LIBOR.  From February 18, 2011 through May 6, 2011, ALC’s prime and LIBOR margins were 175 and 275 basis points, respectively.  On May 7, 2011, the prime and LIBOR margins were reduced to 150 and 250 basis points, respectively.  At June 30, 2011, prime was 3.25% and one month LIBOR was 0.19%.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$125 Million Credit Facility

On February 18, 2011, ALC terminated its $120 million credit facility with General Electric Capital Corporation and other lenders (the “GE Credit Facility”) and entered into a five year, $125 million revolving credit facility with U.S. Bank National Association as administrative agent and certain other lenders (the “U.S. Bank Credit Facility”). ALC’s obligations under the U.S. Bank Credit Facility are guaranteed by three ALC subsidiaries that own 31 residences and are secured by mortgage liens against such residences and by a lien against substantially all of the assets of ALC and those subsidiaries.  Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate plus a margin or LIBOR plus a margin that varies according to a pricing grid based on a consolidated leverage test.  The initial margins on base rate and LIBOR loans were 1.75% and 2.75%, respectively.  From May 7, 2011 through June 30, 2011, the margins on base rate and LIBOR loans were reduced to 1.5% and 2.5%, respectively.

ALC used proceeds of $50.0 million from the U.S. Bank Credit Facility to repay all outstanding amounts under the GE Credit Facility.  In general, borrowings under the facility are limited to three and three quarters times ALC’s consolidated net income during the prior four fiscal quarters plus, in each case to the extent included in the calculation of consolidated net income, customary add-backs in respect of provisions for taxes, consolidated interest expense, amortization and depreciation, losses from extraordinary items, loss on the sale of property outside the ordinary course of business, and other non-cash expenditures (including the amount of any compensation deduction as the result of any grant of stock or stock equivalents to employees, officers, directors or consultants), non-recurring expenses incurred by ALC in connection with transaction fees and expenses for acquisitions minus, in each case to the extent included in the calculation of consolidated net income, customary deductions related to credits for taxes, interest income, gains from extraordinary items, gains from the sale of property outside the ordinary course of business and other non-recurring gains.

ALC is subject to certain restrictions and financial covenants under the facility including maintenance of less than a maximum consolidated leverage ratio and greater than a minimum consolidated fixed charge coverage ratio, and restrictions on payments for capital expenditures, expansions and acquisitions. Payments for dividends and stock repurchases may be restricted if ALC fails to maintain consolidated leverage ratio levels specified in the facility.  In addition, upon the occurrence of certain transactions, including but not limited to property loss events, ALC may be required to make mandatory prepayments. ALC is also subject to other customary covenants and conditions.  Outstanding borrowings under the facility at June 30, 2011 were $23.6 million.  In addition the facility provided collateral for $5.9 million in outstanding letters of credit.  As of June 30, 2011, ALC was in compliance with all applicable financial covenants and available borrowings under the facility were $95.5 million.  ALC incurred $1.9 million of closing costs which are being amortized over the five year life of the U.S. Bank Credit Facility.

Mortgage Note due 2014

The mortgage note due in 2014 (the “6.24% 2014 Note”) has a fixed interest rate of 6.24% with a 25-year principal amortization and is secured by 24 assisted living residences with a carrying value of $57.4 million. Monthly principal and interest payments amount to approximately $0.3 million. A balloon payment of $29.6 million is due in January 2014.  The 6.24% 2014 Note was entered into by subsidiaries of ALC and is subject to a limited guaranty by ALC.

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

The amended and restated loan bears interest at a fixed rate of 6.5% per annum and is secured by a mortgage and assignment of leases with respect to two senior living residences in Iowa, three in Indiana and one in Wisconsin consisting of a combined total of 314 units with a carrying value of $20.5 million.  The original $14.0 million portion of the loan is amortized over a twenty year period from June 12, 2009 and the additional $12.25 million portion of the loan is amortized over a fifteen year period from September 30, 2010.  Prepayment of the loan in excess of 10% of the principal balance in any anniversary year will require a prepayment fee of 3% in the first or second year, 2% in the third or fourth year, and 1% thereafter.  Performance and payment of obligations under the loan agreement and related note are guaranteed by ALC pursuant to the terms of a guaranty agreement.  ALC incurred $0.4 million of closing costs which are being amortized over the five year life of the loan.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition to customary representations, covenants and default provisions, the loan requires that the senior living residences securing the loan maintain minimum annual levels of EBITDA (earnings before interest, taxes, depreciation and amortization) and rental income.  In addition, the loan requires that ALC maintain less than a maximum consolidated leverage ratio and greater than a minimum consolidated fixed charge coverage ratio.  As of June 30, 2011 and December 31, 2010, ALC was in compliance with all applicable financial covenants.

Mortgage Note due 2018

The mortgage note due in 2018 (“2018 Note”) has a fixed interest rate of 7.07%, an original principal amount of $9.0 million, and a 25-year principal amortization.  It is secured by a deed of trust, assignment of rents and security agreement and fixture filing on three assisted living residences in Texas with a carrying value of $10.8 million.  Monthly principal and interest payments amount to approximately $64,200. The 2018 Note, which has a balloon payment of $7.2 million due in July 2018 and was entered into by a wholly-owned subsidiary of ALC, is subject to a limited guaranty by ALC.

Oregon Trust Deed Notes

The Oregon trust deed notes (“Oregon Trust Deed Notes”) are secured by buildings, land, furniture and fixtures of six Oregon assisted living residences with a combined carrying value of $9.8 million. The notes are payable in monthly installments including interest at rates ranging from 0% to 9.00%.  The effective rate on the remaining term of the Oregon Trust Deed Notes is 6.82%.

Under debt agreements relating to the Oregon Trust Deed Notes, ALC is required to comply with the terms of certain regulatory agreements until their scheduled maturity dates which range from June 2021 to March 2026.

HUD Insured Mortgages

The HUD insured mortgages (the “HUD Loans”) include three separate loan agreements entered into in 2001 between subsidiaries of ALC and the lenders. The mortgages are each secured by a separate assisted living residence located in Texas with a combined carrying value of $9.1 million.  Two of the three HUD Loans were refinanced in the third quarter of 2007.  The HUD loans bear interest ranging from 5.66% to 7.55% and average 6.35%. Principal on the refinanced loans may not be prepaid in the first two years. Prepayments may be made any time after the first two years. As of June 30, 2011, $4.0 million of HUD Loans mature in September 2032 and $2.9 million mature in August 2036.

$120 Million Credit Facility

On November 10, 2006, ALC entered into a five year, $100 million credit facility with General Electric Capital Corporation and other lenders. The facility was guaranteed by certain ALC subsidiaries that owned 64 residences and secured by a lien against substantially all of the assets of ALC and such subsidiaries.  Interest rates applicable to funds borrowed under the facility were based, at ALC’s option, on either a base rate essentially equal to the prime rate or LIBOR plus an amount that varied according to a pricing grid based on a consolidated leverage test.  For the duration of this facility, this amount was 150 basis points.

On August 22, 2008, ALC entered into an agreement to amend its then $100 million revolving credit agreement to allow ALC to borrow up to an additional $20 million, bringing the size of the facility to $120 million.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 18, 2011, ALC entered into a new $125 million credit facility, terminated the $120 million credit facility and repaid all amounts owed under that credit facility.

ALC entered into derivative financial instruments in November 2008 and March 2009, specifically interest rate swaps, for non-trading purposes.  ALC may use interest rate swaps from time to time to manage interest rate risk associated with floating rate debt.  The November 2008 and March 2009 interest rate swap agreements expire in November 2011, and have a total notional amount of $50 million.  Prior to February 18, 2011 ALC elected to apply hedge accounting for both interest rate swaps because they were an economic hedge of its floating rate debt.  ALC does not enter into derivatives for speculative purposes.  Both interest rate swaps were cash flow hedges.  The derivative contracts had a negative net fair value of $0.4 million and $0.9 million as of June 30, 2011, and December 31, 2010, respectively, based on current market conditions affecting interest rates, and are recorded in accrued liabilities in 2011 and 2010.

In connection with the termination of the GE Credit Facility and entrance into the U.S. Bank Credit Facility, ALC discontinued hedge accounting prospectively for the previously designated swap instruments. ALC refinanced the underlying $50.0 million of hedged debt and subsequently paid down $26.4 million in the six months ended June 30, 2011.  Consequently, $0.6 million of losses, $0.4 million net of tax, accumulated in other comprehensive income related to the previously designated swap instruments was charged to interest expense.  Although hedge accounting was discontinued on February 18, 2011, the swap instruments remain outstanding and are carried at fair value in the consolidated balance sheet.  The change in fair value of $0.3 million beginning February 18, 2011 through June 30, 2011 has been included in interest expense in the statements of income. At June 30, 2011, the combined market value of the swaps was a negative $0.4 million.  In addition, in the first quarter of 2011, ALC incurred a $0.3 million charge to interest expense relating to the remaining book value of deferred financing fees in connection with the termination of the GE Credit Facility.

Unfavorable Market Value of Debt Adjustment

In 2005, certain of ALC’s debt was evaluated and determined, based upon prevailing market interest rates, to be undervalued. The unfavorable market value adjustment was $3.2 million. The market value adjustment is amortized on an effective interest basis, as an offset to interest expense, over the term of the debt agreements. The amount of amortization of the unfavorable market value adjustment was $11,000 and $9,200 for the three month periods ended June 30, 2011 and 2010, and $40,000 and $42,000 for the six month periods ended June 30, 2011 and 2010, respectively.  In the first quarter of 2011, ALC repaid a $0.5 million mortgage which resulted in the write-off of a $62,000 purchase accounting reserve.

Letters of credit

As of June 30, 2011, ALC had $5.9 million in outstanding letters of credit which are collateralized under the U.S. Bank Credit Facility. Approximately $5.4 million of the letters of credit provide security for worker’s compensation insurance and the remaining $0.5 million of letters of credit are security for landlords of leased properties. The letters of credit have maturity dates ranging from October 2011 to March 2012.

6.  LONG-TERM EQUITY-BASED COMPENSATION PROGRAM

Effective October 31, 2006, the Board of Directors approved and adopted and our sole stockholder approved the Assisted Living Concepts, Inc. 2006 Omnibus Incentive Compensation Plan (the “2006 Omnibus Plan”).  On May 5, 2008, the 2006 Omnibus Plan was again approved by ALC stockholders.  On April 30, 2009, the Board of Directors approved the amendment and restatement of the 2006 Omnibus Incentive Compensation Plan to reflect the March 16, 2009 one-for-five reverse stock split.  On August 4, 2011, the Board of Directors approved the amendment and restatement of the 2006 Omnibus Incentive Compensation Plan to reflect the May 20, 2011 two-for-one stock split.  The 2006 Omnibus Plan is administered by the Compensation/Nomination/Governance Committee of the Board of Directors (the “Committee”) and provides for grants of a variety of incentive compensation  awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, cash incentive awards and other equity-based or equity-related awards (performance awards).

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A total of 1,600,000 shares of our Class A Common Stock are reserved for issuance under the 2006 Omnibus Plan.  Awards with respect to a maximum of 80,000 shares may be granted to any one participant in any fiscal year (subject to adjustment for stock distributions or stock splits).  The maximum aggregate amount of cash and other property other than shares that may be paid or delivered pursuant to awards to any one participant in any fiscal year is $2.0 million.

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

On March 3, 2010, the Committee approved the 2010 Long-Term Equity-Based Compensation Program and granted awards of Options/SARs to certain key employees (including executive officers).  The aggregate maximum number of Options/SARs granted to all participants was 192,500 and the exercise price is $15.86 per share.  The Options/SARs have both time vesting and performance vesting features.  On March 3, 2011, the Committee determined that four- elevenths (4/11) of the grants vested and become exercisable in one-third increments beginning March 3, 2011.

On May 3, 2010, the Committee recommended and the Board of Directors approved grants of 10,000 Options/SARs to each of the non-management directors.  The aggregate number of Options/SARs granted was 80,000 and the exercise price is $16.57 per share.

On March 2, 2011, the Committee approved the 2011 Long-Term Equity-Based Compensation Program and granted awards of Options/SARs to certain key employees (including executive officers).  The aggregate maximum number of Options/SARs granted to all participants was 170,500 and the exercise price is $18.69 per share.  The Options/SARs have both time vesting and performance vesting features.  One-fifth (1/5) of each grant becomes exercisable in one-third increments on the first, second and third anniversaries of the approval date.  If the established performance goals (related to increases in private pay resident occupancy) are achieved in fiscal 2011, some or all of the remaining four-fifths (4/5) of each grant becomes exercisable in one-third increments on the first, second and third anniversaries of the approval date. Management has assessed the likelihood of meeting the performance targets and determined it is probable the targets will be met. Compensation expense has been recorded in the six month period ended June 30, 2011 as if all performance targets will be met.

On May 2, 2011, the Committee recommended and the Board of Directors approved grants of 10,000 Options/SARs to each of the non-management directors.  The aggregate number of Options/SARs granted was 70,000 and the exercise price is $17.49 per share.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of Options/SARs activity for the six month periods ended June 30, 2011 and 2010 is presented below:

	2011		2010
		Weighted		Weighted
	#	Average	#	Average
	Options /	Exercise	Options /	Exercise
	SARs	Price	SARs	Price
Outstanding at beginning of period	531,168	$13.06	318,000	$9.48
Granted	240,500	$18.34	272,500	$16.07
Exercised	(26,334)	$—	(4,000)	$7.68
Expired	(122,500)	$15,86	(38,000)	$7.68
Forfeited	(31,996)	$13.76	(8,000)	$7.68
Outstanding at end of period	590,838	$14.80	540,500	$12.97
Options exercisable at June 30	199,704	$12.15	80,688	$10.05
Weighted average fair value of options	$7.72		$6.96
Aggregate intrinsic value of options	$1.2 million		$1.0 million
Weighted average contractual term	3.7 years		4.1 years

ALC uses the Black-Scholes option value model to estimate the fair value of stock options and similar instruments.  Stock option valuation models require various assumptions, including the expected stock price volatility, risk-free interest rate, dividend yield, forfeiture rate and expected life.  In estimating the fair value of the Options/SARs granted on May 2, 2011, the Company used a risk free rate equal to the five year U.S. Treasury yield in effect on the first business date after the grant date.  The expected life of the Options/SARs (five years) was estimated using expected exercise behavior of option holders.  Expected volatility was based on ALC’s Class A Common Stock volatility since it began trading on November 10, 2006, and ending on the date of grant.  Because the Class A Common Stock has traded for less than the expected contractual term, an average of a peer group’s historical volatility for a period equal to the Options/SARs’ expected life, ending on the date of grant, was compared to the historical ALC volatility with no material difference.  Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  Because of a lack of history, the forfeiture rate was estimated at zero percent of the Options/SARs awarded and may be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.  The expected life is approximately 5 years.  The Options/SARs have characteristics that are significantly different from those of traded options and changes in the various input assumptions can materially affect the fair value estimates.  The fair value of the Options/SARs granted since December 31, 2009 was estimated at the date of grant using the following weighted average assumptions.

	May 2,	March 2,	May 3,	March 3,
	2011	2011	2010	2010
Expected life from grant date (in years)	5	5	5	5
Risk-free interest rate	1.88%	2.21%	2.13%	2.33%
Volatility	57.68%	58.63%	62.6%	63.7%
Dividend yield	—	—	—	—
Expected forfeiture rate	0%	0%	0%	0%
Weighted average fair value (per share)	$8.87	$9.69	$8.99	$8.74

Compensation expense is recognized based on the fair value of the options granted and the probability of meeting the performance targets and is allocated over the vesting period of the award.  Compensation expense related to the Options/SARs for the three month periods ended June 30, 2011 and 2010 was $393,050 and $260,358, respectively.  Compensation expense related to the Options/SARs for the six month periods ended June 30, 2011 and 2010 was $672,870 and $396,960, respectively.  Unrecognized compensation cost at June 30, 2011 and 2010 is approximately $2.9 million and $2.2 million, respectively, and the weighted average period over which it is expected to be recognized is three years.

Index

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and six month periods ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Basic earnings per share calculation :
Net income to common stockholders	$6,276	$2,896	$11,287	$6,509

Weighted average number of common shares outstanding	22,945	23,134	22,945	23,144

Basic net income per share	$0.27	$0.13	$0.49	$0.28

Diluted earnings per share calculation :
Net income to common stockholders	$6,276	$2,896	$11,287	$6,509

Weighted average number of common shares outstanding	$22,945	$23,134	$22,945	$23,144
Assumed conversion of Class B shares	220	230	221	230
Effect of dilutive stock options	101	112	107	108
Diluted weighted average number of common shares outstanding	$23,266	$23,476	$23,273	$23,482

Diluted net income per share	$0.27	$0.12	$0.49	$0.28

8. SHARE REPURCHASE

On August 9, 2009, the Board of Directors authorized the repurchase of up to $15 million of shares of Class A Common Stock over the twelve-month period ending August 9, 2010. This share repurchase authorization replaced the share repurchase program initiated in December 2006 which authorized the repurchase of up to $80 million of shares of Class A Common Stock and which expired August 6, 2009. On August 9, 2010, the Board of Directors extended and expanded the repurchase program by authorizing the purchase of up to $15 million in Class A Common Stock over the twelve-month period ending August 9, 2011. On May 2, 2011, the Board of Directors extended the stock repurchase plan by resetting the authorized amount of repurchases to $15 million and removing the expiration date.  The plan will no longer be subject to an annual expiration date and will only expire upon completion of stock repurchases totaling $15 million or by action of the Board. Shares may be repurchased in the open market or in privately negotiated transactions from time to time in accordance with appropriate Securities and Exchange Commission guidelines and regulations and subject to market conditions, applicable legal requirements, and other factors.  During the first six months of 2011, 49,200 shares of Class A Common Stock were repurchased at an aggregate cost of approximately $0.8 million and an average price of $16.21 per share (excluding fees).  At June 30, 2011, $15 million remained available under the repurchase program.  Stock repurchases have been financed through existing funds and borrowings under the Company’s revolving credit facilities. Treasury stock has been accounted for using the cost method.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about ALC’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by ALC to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2011
Assets
Equity investments	$946	$—	$—	$946
Liabilities
Derivative financial instruments	—	420	—	420

December 31, 2010
Assets
Equity investments	$3,024	$—	$—	$3,024
Liabilities
Derivative financial instruments	—	920	—	920

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

ALC enters into derivative financial instruments, specifically interest rate swaps, for non-trading purposes.  ALC may use interest rate swaps from time to time to manage interest rate risk associated with floating rate debt.  As of June 30, 2011, ALC was party to two interest rate swaps with a total notional amount of $50.0 million.  Initially, ALC elected to apply hedge accounting for these interest rate swaps because they were an economic hedge of ALC’s floating rate debt.  In connection with the termination of the GE Credit Facility and entrance into the U.S. Bank Credit Facility, ALC discontinued hedge accounting prospectively for the previously designated swap instruments. ALC refinanced the underlying $50.0 million of hedged debt and subsequently paid down $26.4 million in the six months ended June 30, 2011.  Although hedge accounting was discontinued on February 18, 2011, the swap instruments remain outstanding and are carried at fair value and are reported in accrued liabilities in the consolidated balance sheet.  At June 30, 2011, the combined market value of the swaps was a negative $0.4 million.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table that follows summarizes the interest rate swap contracts outstanding at June 30, 2011 (dollars in thousands):

	Fixed Interest Rate	Notional Amount	Effective Date	Expiration Date	Estimated Fair Value
Interest rate swap – November 2008	2.83%	$30,000	11/13/2008	11/14/2011	$(291)
Interest rate swap – March 2009	1.98%	$20,000	3/11/2009	11/14/2011	$(129)

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

For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness (“Ineffectiveness”) are recognized in current earnings.  From the inception of ALC’s two interest rate swaps until February 18, 2011, when ALC refinanced its $120 million credit facility, there has been no impact on the consolidated statements of income from Ineffectiveness as both swaps have been 100% effective since entering the contracts and the contracts do not expire until November 2011, at which point the effective portion, if any, which had been previously recorded in other comprehensive income will be reclassified to earnings in the current period.  On February 18, 2011, as a result of entering into a new credit facility and repaying floating rate debt below the $50 million notional amount reflected in the cash flow hedge, ALC was required to record an amount equivalent to the proportion of outstanding LIBOR based floating rate debt plus an amount equal to the unamortized fair market value of the swaps in comprehensive income as of June 30, 2011.  The remainder was recorded as interest expense in the statements of income.

At June 30, 2011, ALC had no derivative contracts either designated as hedging instruments or not designated as hedging instruments in an asset position.

Fair Values of Derivative Instruments
Liability Derivatives
(In thousands)

	June 30, 2011		December 31, 2010
Derivatives as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Accrued liabilities	$420	Accrued liabilities	$920

The above derivative liabilities were designated as cash flow hedges as of December 31, 2010 and were no longer designated as cash flow hedges at June 30, 2011.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.  SUBSEQUENT EVENT

On August 4, 2011, the Board of Directors declared a cash dividend of 10 cents per share on the Class A and Class B Common Stock payable on September 15, 2011 to stockholders of record at the close of business on August 19, 2011.  The aggregate amount of the dividend is expected to be approximately $2.3 million.

Index

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements.  Forward-looking statements are subject to risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those risks, uncertainties and assumptions described or referred to in Item 1A – Risk Factors in Part I of ALC’s Annual Report on Form 10-K for the year ended December 31, 2010, and in Part II, Item 5 – Other Information – Forward-Looking Statements and Cautionary Factors in this report.

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements in Part I, Item 1 of this report.

Executive Overview

In the second quarter of 2011, we continued to pursue our strategy of increasing revenues, operating margins and profitability by increasing private pay occupancy.

On a continuing residence basis, average private pay occupancy in the quarter ended June 30, 2011 increased by 30 units as compared to the quarter ended June 30, 2010. We believe our success in attracting and maintaining private pay residents in the second quarter of 2011 was, and may continue to be, affected by the current poor general economic conditions. Poor general economic conditions, especially those related to high unemployment levels and poor housing markets, affect private pay occupancy and rates because:

▪ family members are more willing and able to provide care at home;

▪ residents have insufficient investment income or are unable to obtain necessary funds from the sale of their homes or other investments;

▪ independent living facilities are accepting traditional assisted living residents with home care services; and

▪ promotional discounts may be necessary to attract new residents.

The impact of these factors is referred to in this report as the “Recession Impact”.  In the event general economic conditions fail to improve or get worse, we believe there can be negative pressure on our private pay occupancy.

We have substantially completed our transition from our relatively large proportion of residents that paid for our assisted living services through Medicaid programs to residents who pay with private funds. Since December 31, 2005, we have reduced the proportion of our residents who pay through Medicaid programs from 30% to approximately 1% in the quarter ended June 30, 2011.  We believe the planned reduction in Medicaid occupancy was a necessary part of our long-term operating strategy to improve our overall revenue base because:

▪ our private pay rates generally exceed those paid through Medicaid reimbursement programs by 50% to 70%;

▪ we reduce our exposure to reductions in reimbursement rates provided by government programs;

▪ Medicaid reimbursement rates in the second quarter of 2011 declined by 7.0% from the second quarter of 2010 in our residences; and

▪ our private pay residents typically have less severe health needs and require fewer services than residents funded by Medicaid programs, resulting in:

o a better fit for our social and wellness model; and

o a safer environment for employees and the other residents in our communities.

Index

On a continuing residence basis, average Medicaid occupancy in the quarter ended June 30, 2011 decreased by 81 units as compared to the quarter ended June 30, 2010.  Our Medicaid census continues to decline overall because we no longer accept new Medicaid residents at all but one of our residences.  This planned reduction in Medicaid occupancy is referred to in this report as the “Medicaid Impact”.  In light of the substantial completion of our transition to private pay residents, we expect the Medicaid Impact to lessen in 2011 and beyond.

We review our rates on an annual basis or as market conditions dictate.  As in past years, we implemented rate increases as of the first of January. On a continuing residence basis, for the quarter ended June 30, 2011, rate increases, combined with our improved mix of private pay occupancy, resulted in an overall average rate increase of 1.5% over the corresponding quarter ended June 30, 2010. The increase in overall rates was attributable to an average private pay rate increase of 1.0%, enhanced by an improvement in our private pay mix.  Our private pay rate increases in 2011 were affected by the Recession Impact. Because our census of residents paying through Medicaid programs has and is expected to continue to decline, we expect our future overall rate increases to be impacted less by changes in payer mix.

Average occupancy as a percentage of total available units for all continuing residences in the quarters ended June 30, 2011 and 2010 was 62.1%, and 62.7%, respectively.  Average private pay occupancy as a percentage of total available units for all continuing residences in the quarters ended June 30, 2011 and 2010 was 61.2%, and 60.9%, respectively.

From time to time, we may increase or reduce the number of units we actively operate, which may affect reported occupancy and occupancy percentages.

Unit expansions

We have opened 367 units as part of our previously announced expansion program.  These openings added 45 units to the average number of available units in the quarter ended June 30, 2011 compared to the same quarter of the prior year. The additional average occupied units from the expansion increased private pay occupancy during the quarter ended June 30, 2011 by 35 units as compared to the quarter ended June 30, 2010.

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

Business Strategies

We plan to grow our revenue and operating income and improve our overall revenue base by:

▪ increasing our private pay occupancy;

▪ increasing the overall size of our portfolio by building additional capacity and making acquisitions;

▪ applying efficiencies achievable from operating a large number of senior living residences; and

▪ increasing the attractiveness and operating results of our portfolio by refurbishing and repositioning residences or eliminating residences that do not meet our internal goals.

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

Index

If general economic conditions fail to improve, our ability to fill vacant units with private pay residents may continue to be limited and the occupancy and revenue challenges may continue.

Increasing the overall size of our portfolio by building additional capacity and making acquisitions

We continually review our portfolio for opportunities to add capacity to our best performing buildings.

In February 2007, we announced plans to add a total of 400 units to our existing owned buildings.  By the end of the second quarter of 2011, we had completed, licensed, and begun accepting new residents in 367 of these units.

Since the inception of our expansion program we have spent $41.6 million through June 30, 2011, and our cost for the program has been $113,000 per unit.  This unit cost includes the addition of common areas such as media rooms, family gathering areas and exercise facilities.  Our process of selecting buildings for expansion consisted of identifying what we believe to be our best performing buildings as determined by factors such as occupancy, strength of the local management team, private pay mix, and demographic trends for the area. We expect to continue to evaluate our portfolio of properties for potential expansion opportunities.

We intend to continue to grow our portfolio of residences by making selective acquisitions in markets with favorable private pay demographics.  Because of the size of our operations and the depth of our experience in the senior living industry, we believe we are able to effectively identify and maximize cost efficiencies and expand our portfolio by investing in attractive assets in our target markets.  Additional regional, divisional and corporate costs associated with our growth are anticipated to be proportionate to current operating levels.  Acquiring additional properties can require significant outlays of cash.  Our ability to make sizable future acquisitions may be limited by general economic conditions affecting credit markets.  At June 30, 2011, we had available borrowings under our credit facilities of $95.5 million.  See “Future Liquidity and Capital Resources” below.

Applying efficiencies achievable from operating a large number of senior living residences

The senior living industry is large and fragmented and characterized by many small and regional operators. According to figures available from the American Seniors Housing Association, the top five operators of senior living residences measured by total resident capacity service is less than 14% of total capacity.  We leverage the efficiencies of scale we have achieved through the consolidated purchasing power of our residences, our standardized operating model, and our centralized financial and management functions to lower costs at our residences.

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

In April 2008 we temporarily closed a 50 unit residence in Texas.  In 2009 we temporarily closed three residences consisting of 109 units in Oregon and subsequently reopened two of them in the fourth quarter of 2009 consisting of 76 units after refurbishment.  Also in the fourth quarter of 2009, we closed two properties consisting of a total of 100 units in Arizona and one property consisting of 35 units in Idaho.  In the first quarter of 2010, we closed a property in New Jersey consisting of 39 units.  On January 1, 2011 we closed 2 properties consisting of 39 units in Washington and 35 units in Idaho.  In the second quarter of 2011, we closed 1 property consisting of 23 units in Wisconsin and reopened 2 properties consisting of 33 units in Oregon and 39 units in Washington.  While we currently expect to refurbish all of our closed residences, we are also considering a variety of other options, including the sale of one or more of these residences.  We believe the temporarily closed residences are located in markets with strong growth potential but require some updating and repositioning in the market.  Once underway, refurbishments are expected to take three to six months to complete.  Following refurbishment, we expect these projects will take approximately twelve additional months to stabilize occupancy.  We spent approximately $200,000 to $400,000 on each of our reopened refurbishment projects and expect the cost of other refurbishments to be in that range.

Index

The remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

▪Business Overview: This section provides a general financial description of our business, including the sources and composition of our revenues and operating expenses.  In addition, this section outlines the key performance indicators that we use to monitor and manage our business and to anticipate future trends.

▪Consolidated Results of Operations: This section provides an analysis of our results of operations for the three and six month periods ended June 30, 2011 compared to the three and six month periods ended June 30, 2010.

▪Liquidity and Capital Resources: This section provides a discussion of our liquidity and capital resources as of June 30, 2011, and our expected future cash needs.

▪Critical Accounting Policies: This section discusses accounting policies which we consider to be critical to obtain an understanding of our consolidated financial statements because their application on the part of management requires significant judgment and reliance on estimations of matters that are inherently uncertain.

In addition to our core business, ALC holds share investments in Omnicare, Inc., a publicly traded corporation in the United States, and MedX Health Corporation, a Canadian publicly traded corporation, and cash or other investments held by Pearson Indemnity Company Ltd. (“Pearson”), our wholly-owned consolidated Bermuda based captive insurance company formed primarily to provide self-insured general and professional liability coverage.

Business Overview

Revenues

We generate substantially all of our revenue from private pay sources. Residents are charged an accommodation fee that is based on the type of accommodation they occupy and a service fee that is based upon their assessed level of care.  We generally offer studio, one-bedroom and two-bedroom accommodations. The accommodation fee is based on prevailing market rates of similar senior living accommodations. The service fee is based upon periodic assessments, which include input of the resident and the resident’s physician and family and establish the additional hours of care and service provided to the resident. We offer various levels of care for our residents who require less or more frequent and intensive care or supervision.  For the three month periods ended June 30, 2011 and 2010, approximately 76% and 77%, respectively, of our private pay revenue was derived from accommodation fees with the balance derived from service fees. Both the accommodation and level of care service fees are charged on a per day basis, pursuant to residency agreements.

Medicaid rates are lower than rates earned from private payers. Therefore, we consider our private pay mix an important performance indicator.

Although we intend to continue to reduce the number of units occupied by residents paying through Medicaid, as of June 30, 2011, we provided assisted living services to Medicaid funded residents at 21 of the residences we operate. Medicaid programs in each state determine the revenue rates for accommodations and levels of care. The basis of the Medicaid rates varies by state.  In the second quarter of 2011, Medicaid reimbursement rates at our residences declined by 7.0% as compared to the second quarter of 2010.

Index

Residence Operations Expenses

For all continuing residences, as defined below, residence operations expense percentages consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Wage and benefit costs	61%	62%	60%	61%
Property related costs	23	21	24	23
Other operating costs	16	17	16	16
Total	100%	100%	100%	100%

The largest component of our residence operations expense consist of wages and benefits and property related costs which include utilities, property taxes, and building maintenance related costs.  Other operating costs include food, advertising, insurance, and other operational costs related to providing services to our residents. Wage and benefit costs are generally variable (with the exception of minimum staffing requirements as provided from state to state) and can be adjusted with changes in census. Property related costs are generally fixed while other operating costs are a mix of fixed costs (e.g. insurance) and variable costs (e.g. food).

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

Index

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

In addition, when material, we assess key performance indicators for residences that we operate in all reported periods, or “same residence” operations. Same residence operations includes those residences that have been available for occupancy for the entire reporting period. For the three month period ended June 30, 2011, residences which are not considered “same residence” include the additions consisting of 25 units which opened July 1, 2010 and 20 units which opened February 1, 2011, two residences that were temporarily closed subsequent to April 1, 2010, and two refurbished residences that reopened in the second quarter of 2011. For the six month period ended June 30, 2011, residences which are not considered “same residence” include the additions consisting of 25 units which opened July 1, 2010 and 20 units which opened February 1, 2011, three residences that were temporarily closed subsequent to January 1, 2010 and two refurbished residences that reopened in the second quarter of 2011.The number of units, occupancy or payer mix associated with these residences were not materially different from data included in all continuing residences; therefore, same residence information has been omitted from our discussion of key performance indicators.

ADC

All Continuing Residences

The following table sets forth our average daily census (“ADC”) for the three and six month periods ended June 30, 2011 and 2010 for both private pay and Medicaid residents for all of the continuing residences whose results are reflected in our condensed consolidated financial statements.

Index

Average Daily Census

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Private pay	5,506	5,476	5,502	5,472
Medicaid	81	162	87	188
Total ADC	5,587	5,638	5,589	5,660
Private pay occupancy percentage	98.6%	97.1%	98.4%	96.7%
Private pay revenue percentage	99.1%	98.1%	99.1%	97.8%

During the three and six month periods ended June 30, 2011, total ADC decreased 0.9% and 1.3%, while private pay increased 0.5% and 0.5% and Medicaid decreased 50.0% and 53.7% , respectively, from the corresponding periods of 2010. Private pay ADC increased 0.5% from the prior year primarily from successes in our sales and marketing approach as well as a perception that poor economic conditions have improved.  Medicaid ADC decreased 53.7% from the similar period due to the Medicaid Impact.  As a result of the Medicaid Impact as well as improved private pay occupancy, the private pay occupancy percentage increased in percentage for the three and six month periods ended June 30, 2011 from 97.1% to 98.6% and 96.7% to 98.4% respectively, and the private pay revenue percentage increased from 98.1% to 99.1% and 97.8% to 99.1% respectively, from the corresponding periods of 2010.

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

Because of the impact that developmental units have on occupancy rates, when material, we split occupancy information between mature and developmental units.  In general, developmental units are defined as the additional units in a residence that has undergone an expansion or in a new residence that has opened.  New units identified as developmental are classified as such for a period of no longer than twelve months after completion of construction.  The 45 expansion units that opened subsequent to January 1, 2010 and the two refurbished residences that reopened in the second quarter of 2011 constitute the developmental units at June 30, 2011.  All units that are not developmental are considered mature units. The number of units, occupancy or payer mix associated with the residences considered to be developmental and not mature are immaterial; therefore, mature versus development information has been omitted from our discussion of key performance indicators.

All Continuing Residences

The following table sets forth our occupancy percentages for the three and six month periods ended June 30, 2011 and 2010 for all continuing residences whose results are reflected in our condensed consolidated financial statements:

Occupancy Percentage

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
All residences	62.1%	62.7%	62.2%	62.9%

Occupancy percentages for all residences decreased from 62.7% and 62.9% in the three and six month periods ended June 30, 2010, to 62.1% and 62.2% in the corresponding periods of 2011.

Index

The declines in our occupancy percentages for the three and six months ended June 30, 2011 were primarily due to our continuing focused effort to reduce the number of units available for Medicaid residents partially offset by improvement in our private pay census.

Average Revenue Rate

All Continuing Residences

The following table sets forth our average daily revenue rates for the three and six month periods ended June 30, 2011 and 2010 for all continuing residences whose results are reflected in our condensed consolidated financial statements.

Average Daily Revenue Rate

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Average daily revenue rate	$115.31	$113.64	$115.70	$113.39

The average daily revenue rate increased by 1.5% and 2.0% for the three and six month periods ended June 30, 2011 compared to the comparable periods in 2010.  The average daily revenue rate increased primarily as a result of annual rate increases for both room and board and services and an improvement in private pay mix.  Compared to the three and six month periods ended June 30, 2010, in 2011 the average daily private revenue rate increased 1.0% and 1.5% while the average daily Medicaid revenue rate decreased by 7.0% and 7.9%.  Private pay rate increases have historically been higher than those achieved in the three and six month periods ended June 30, 2011.  Our rate increases have been impacted by the recession impact and may continue to be impacted if general economic conditions do not improve.

Number of Residences Under Operation

The following table sets forth the number of residences under operation as of June 30:

	2011	2010
Owned(1)	161	152
Under operating leases	50	59
Total under operation	211	211

Percent of residences:
Owned	76.3%	72.0%
Under operating leases	23.7	28.0
	100.0%	100.0%

(1) Includes ten residences temporarily closed for refurbishment in 2011 and seven residences temporarily closed for refurbishment in 2010.

Index

ADJUSTED EBITDA and ADJUSTED EBITDAR

The following table sets forth a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDAR for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$6,276	$2,896	$11,287	$6,509
Add: Provision for income taxes	3,722	1,618	5,463	3,741
Income from continuing operations before income taxes	9,998	4,514	16,750	10,250
Add:
Depreciation and amortization	5,712	5,698	11,453	11,368
Other-than-temporary investments impairment	—	2,026	—	2,026
Interest expense, net	2,073	1,895	4,719	3,779
Non-cash equity based compensation	393	225	673	362
(Gain)/loss on disposal of fixed asset	(41)	145	(41)	315
Gain on sale of securities	(854)	—	(910)	—
Adjusted EBITDA	17,281	14,503	32,644	28,100
Add: Lease expense	4,427	5,111	8,795	10,194
Adjusted EBITDAR	$21,708	$19,614	$41,439	$38,294

The following table sets forth the calculations of Adjusted EBITDA and Adjusted EBITDAR percentages for the three and six month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Revenues	$58,627	$58,305	$117,036	$116,164
Adjusted EBITDA	$17,281	$14,503	$32,644	$28,100
Adjusted EBITDAR	$21,708	$19,614	$41,439	$38,294
Adjusted EBITDA as percent of total revenue	29.5%	24.9%	27.9%	24.2%
Adjusted EBITDAR as percent of total revenue	37.0%	33.6%	35.4%	33.0%

Both Adjusted EBITDA and Adjusted EBITDAR increased in the second quarter of 2011 primarily due to a decrease in residence operations expenses ($1.1 million) (this excludes the gain on disposal of fixed assets), a decrease in general and administrative expenses ($0.7 million) (this excludes non-cash equity based compensation), and an increase in revenues discussed below ($0.3 million), and, for Adjusted EBITDA only, a decrease in residence lease expense ($0.7 million).

Both Adjusted EBITDA and Adjusted EBITDAR increased in the six months ended June 30, 2011 primarily from a decrease in residence operations expenses ($1.5 million) (this excludes the gain on disposal of fixed assets), and the increase in revenues discussed below ($0.9 million), partially offset by an increase in general and administrative expenses ($0.7 million) (this excludes non-cash equity based compensation) and, for Adjusted EBITDA only, a decrease in residence lease expense ($1.4 million).

See “— Business Overview — Key Performance Indicators — Adjusted EBITDA and Adjusted EBITDAR” above for a discussion of our use of Adjusted EBITDA and Adjusted EBITDAR and a description of the limitations of such use.

Index

Consolidated Results of Operations

Three months ended June 30, 2011 compared with three months ended June 30, 2010

The following table sets forth details of our revenues and income as a percentage of total revenues for the three month periods ended June 30:

	2011	2010
Revenues	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	57.2	59.7
General and administrative	6.4	7.3
Residence lease expense	7.6	8.8
Depreciation and amortization	9.7	9.8
Income from operations	19.1	14.4
Other-than-temporary investments impairment	—	(3.5)
Interest expense, net	(3.5)	(3.3)
Gain on sale of securities	1.4	—
Income tax expense	(6.3)	(2.8)
Net income	10.7%	4.8%

Revenues

Revenues in the second quarter of 2011 increased from the second quarter of 2010 primarily due to higher average daily revenue as a result of rate increases ($0.6 million) and an increase in private pay occupancy ($0.3 million), partially offset by the planned reduction in the number of units occupied by Medicaid residents ($0.6 million). Average private pay rates increased in the second quarter of 2011 by 1.0% over average private pay rates for the second quarter of 2010. Average overall rates, including the impact of improved payer mix, increased in the second quarter of 2011 by 1.5% over the second quarter of 2010.

Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)

Residence operations expense decreased $1.3 million, or 3.7%, in the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010, primarily due to lower labor expenses.  Staffing needs in the second quarter of 2011 as compared to the second quarter of 2010 decreased primarily because of a decline in the number of units occupied by Medicaid residents who tend to have higher care needs than private pay residents. In addition, general economic conditions enabled us to hire new employees at lower wage rates.

General and Administrative

General and administrative costs decreased $0.5 million, or 12.1%, in the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010.  General and administrative expenses decreased as a result of expenses  incurred in the second quarter of 2010 associated with an all-company conference and expenses associated with the 2010 realignment of our divisions.

Residence Lease Expense

Residence lease expense for the three month period ended June 30, 2011 decreased $0.7 million, or 13.4% from the three month period ended June 30, 2010.  The decrease of $0.7 million is the result of ALC acquiring nine properties on October 1, 2010, which it had previously leased.

Index

Depreciation and Amortization

Depreciation and amortization remained relatively unchanged in the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010.  An increase of $0.1 million in depreciation expense for the second quarter is the result of one addition that opened subsequent to the second quarter of 2010, and from general capital expenditures across our portfolio. Amortization expense for the second quarter of 2011 decreased $0.1 million from the second quarter of 2010 because a component of our intangible assets became fully amortized in January of 2011.

Income from Operations

Income from operations for the three month period ended June 30, 2011 was $11.2 million compared to $8.4 million for the three month period ended June 30, 2010 due to the reasons described above.

Other-Than-Temporary Investments Impairment

There was no other than temporary investment impairments in the second quarter of 2011.  Other-than-temporary investments impairment was $2.0 million in the second quarter of 2010. In the second quarter of 2010, we performed a quarterly review of investment securities and determined impairment of certain investments were other-than-temporary.

Interest Income

Interest income was relatively unchanged in the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010.

Interest Expense

Interest expense increased $0.2 million to $2.1 million in the three month period ended June 30, 2011, compared to the three month period ended June 30, 2010.  Interest on debt (including amortization on financing fees) increased by $0.2 million primarily due to a $12 million mortgage financing completed in the third quarter of 2010.

Gain on Sale of Securities

ALC recorded a $0.9 million gain associated with the sale of equity investments in the three month period ended June 30, 2011.  There was no gain on the sale of securities in the three month period ended June 30, 2010

Income before Income Taxes

Income before income taxes for the three month period ended June 30, 2011 was $10.0 million compared to $4.5 million for the three month period ended June 30, 2010 due to the reasons described above.

Income Tax Expense

Income tax expense for the three month period ended June 30, 2011 was $3.7 million compared to $1.6 million for the three month period ended June 30, 2010.  Our effective tax rates were 37.2% and 35.8% for the three month periods ended June 30, 2011 and 2010, respectively.  Effective tax rates in the three month period ended June 30, 2011 increased due to an increase in taxable income.

Net Income

Net income for the three month period ended June 30, 2011 was $6.3 million compared to $2.9 million for the three month period ended June 30, 2010 due to the reasons described above.

Index

Six months ended June 30, 2011 compared with six months ended June 30, 2010

The following table sets forth details of our revenues and income as a percentage of total revenues for the six month periods ended June 30:

	2011	2010
Revenues	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	58.6	60.7
General and administrative	6.5	6.9
Residence lease expense	7.5	8.8
Depreciation and amortization	9.8	9.8
Income from operations	17.6	13.8
Other-than-temporary investments impairment	—	(1.7)
Interest expense, net	(4.1)	(3.3)
Gain on sale of securities	0.8	—
Income tax expense	(4.7)	(3.2)
Net income	9.6%	5.6%

Revenues

Revenues in the six months ended June 30, 2011 increased $0.9 million from the six months ended June 30, 2010 primarily due to higher average daily revenue as a result of rate increases ($1.7 million) and an increase in private pay occupancy ($0.6 million), partially offset by the planned reduction in the number of units occupied by Medicaid residents ($1.4 million). Private pay rates increased in the six months ended June 30, 2011 by an average of 1.5% over the six months ended June 30, 2010. Overall rates, including the impact of improved payer mix, increased in the six months ended June 30, 2011 by an average of 2.0% over the six months ended June 30, 2010.

Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)

Residence operations expense decreased $1.9 million, or 2.7%, in the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010.  Residence operations expenses decreased $1.4 million from lower salaries and benefits and $0.5 million from lower kitchen and housekeeping expenses.  Staffing needs in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 decreased primarily because of a decline in the number of units occupied by Medicaid residents who tend to have higher care needs than private pay residents. In addition, general economic conditions enabled us to hire new employees at lower wage rates. Kitchen expenses were lower due to new group purchasing plans and lower overall occupancy.

General and Administrative

General and administrative costs decreased $0.4 million, or 5.0%, in the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010. General and administrative decreased $0.4 million due to lower salaries and benefits and from non-recurring expenses associated with the realignment of our divisions in the six month period ended June 30, 2010.

Residence Lease Expense

Residence lease expense for the six month period ended June 30, 2011 decreased $1.4 million, or 13.7% from the six month period ended June 30, 2010.  The decrease of $1.4 million is the result of ALC acquiring nine properties on October 1, 2010, which it had previously leased.

Index

Depreciation and Amortization

Depreciation and amortization increased $0.1 million in the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010.  Depreciation expense increased $0.3 million in the six month period ended June 30, 2011 as a result of one addition that opened subsequent to the second quarter of 2010, and from general capital expenditures across our portfolio. Amortization expense for the six month period ended June 30, 2011 decreased $0.2 million from the six month period ended June 30, 2010 because a component of our intangible assets became fully amortized in January of 2011.

Income from Operations

Income from operations for the six month period ended June 30, 2011 was $20.6 million compared to $16.1 million for the six month period ended June 30, 2010 due to the reasons described above.

Other-Than-Temporary Investments Impairment

There was no other than temporary investment impairments in the six months ended June 30, 2011.  Other-than-temporary investments impairment was $2.0 million in the six months ended June 30, 2010. In the second quarter of 2010, we performed a quarterly review of investment securities and determined impairment of certain investments were other-than-temporary.

Interest Income

Interest income was relatively unchanged in the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010.

Interest Expense

Interest expense increased $0.9 million to $4.7 million in the six month period ended June 30, 2011, compared to the six month period ended June 30, 2010.  Interest on debt (including amortization on financing fees) increased by $0.3 million due to a $12 million mortgage financing completed in the third quarter of 2010.  Due to refinancing and subsequent reduction in the balances of floating rate debt, ALC undesignated its cash flow hedges in the first quarter of 2011 and reclassified $0.6 million of derivative losses in comprehensive income to interest expense by June 30, 2011.  Interest expense also increased $0.3 million due to the write off of the remaining deferred financing costs associated with the $120 million revolving credit facility. Due to an increase in interest rates, interest expense on floating rate debt increased $0.1 million despite a $15.0 million lower average outstanding balance.  The fair value of the remaining derivative liability declined resulting in a reduction of interest expense of $0.4 million.

Gain on Sale of Securities

ALC recorded a $0.9 million gain associated with the sale of equity investments in the six month period ended June 30, 2011.  There was no gain on the sale of securities in the six month period ended June 30, 2010.

Income before Income Taxes

Income before income taxes for the six month period ended June 30, 2011 was $16.8 million compared to $10.3 million for the six month period ended June 30, 2010 due to the reasons described above.

Income Tax Expense

Income tax expense for the six month period ended June 30, 2011 was $5.5 million compared to $3.7 million for the six month period ended June 30, 2010.  Our effective tax rates were 32.6% and 36.5% for the six month periods ended June 30, 2011 and 2010, respectively. Our effective rate was favorably impacted in the six month period ended June 30, 2011 by a settlement with Extendicare, Inc. regarding a dispute associated with a tax allocation agreement (4.3% reduction in current period effective rate) entered into in connection with our separation from Extendicare in 2006.  Our effective tax rate excluding this settlement would have been 37.0%.  Excluding the settlement, effective tax rates for the six month period ended June 30, 2011 increased from the six month period ended June 30, 2011 due to an increase in taxable income.

Index

Net Income

Net income for the six month period ended June 30, 2011 was $11.3 million compared to $6.5 million for the six month period ended June 30, 2010 due to the reasons described above.

Liquidity and Capital Resources

Sources and Uses of Cash

We had cash and cash equivalents of $2.8 million and $13.4 million at June 30, 2011 and December 31, 2010, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the six month periods ended June 30:

	2011	2010
	(In thousands)
Cash provided by operating activities	$26,228	$18,164
Cash used in investing activities	(3,866)	(8,248)
Cash used in financing activities	(32,893)	(2,037)
(Decrease) increase in cash and cash equivalents	$(10,531)	$7,879

Cash provided by operating activities was $26.3 million in the six month period ended June 30, 2011 compared to $18.2 million in the six month period ended June 30, 2010.

Our working capital decreased $12.5 million in the six month period ended June 30, 2011 compared to December 31, 2010.  Working capital decreased primarily because cash decreased by $10.5 million, deferred revenue increased by $4.4 million, investments decreased by $2.7 million, income tax receivable decreased by $0.4 million, income taxes payable increased by $0.4 million, deferred income taxes decreased by $0.3 million, and deposits in escrow decreased by $0.1 million, partially offset by a decrease in accrued liabilities $3.2 million, a decrease in accounts payable of $1.1 million, an increase in accounts receivable of $1.0 million and an increase of $1.0 million in supplies, prepaids and other current assets.

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

Property and equipment decreased $4.6 million in the six months ended June 30, 2011 compared to December 31, 2010.  Property and equipment decreased $10.8 million from depreciation expense, partially offset by $6.2 million from capital expenditures (including new construction).

Total debt, including both current and long-term, was $104.0 million as of June 30, 2011, a decrease of $28.1 million from $132.1 million at December 31, 2010.  The decrease in debt was due to repayments on revolving debt of $26.4 million and repayments on mortgage debt of $1.7 million.

Cash used in investing activities was $3.9 million for the six months ended June 30, 2011 compared to $8.2 million in the six months ended June 30, 2010.  Investing activities in the six months ended June 30, 2011 included $6.4 million for purchases of property and equipment, $0.5 million for the expansion program, and $0.1 million for the purchase of securities, partially offset by $3.1 million for the sale of securities.  Investment activities in the six months ended June 30, 2010, included purchases of property and equipment of $4.9 million, payments for new construction projects of $3.2 million and $0.1 million for the purchase of securities for our executive retirement plan.

Index

Cash used in financing activities was $32.9 million for the six months ended June 30, 2011 compared to $2.0 million in the six months ended June 30, 2010.  Financing activities in the six months ended June 30, 2011 included $50.0 million for the repayment of the GE revolving debt, $49.4 million for payments on the new revolving credit facility, $2.3 million for the payment of dividends, $1.9 million for the payment of financing costs, $1.7 million for the repayment of other mortgage debt and $0.8 million for the repurchase of 49,200 shares of Class A Common Stock, partially offset by $73.0 million of proceeds from borrowings on the new revolving credit facility and $0.2 million for the issuance of shares for stock options.  In the 2010 period, financing activities consisted primarily of $1.1 million for the purchase of Class A Common Stock and $0.9 million for the repayment of mortgage debt.

$125 Million Credit Facility

On February 18, 2011, ALC terminated its $120 million credit facility with General Electric Capital Corporation and other lenders (the “GE Credit Facility”) and entered into a five year, $125 million revolving credit facility with U.S. Bank National Association as administrative agent and certain other lenders (the “U.S. Bank Credit Facility”). ALC’s obligations under the U.S. Bank Credit Facility are guaranteed by three ALC subsidiaries that own 31 residences and are secured by mortgage liens against such residences and by a lien against substantially all of the assets of ALC and those subsidiaries.  Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate plus a margin or LIBOR plus a margin that varies according to a pricing grid based on a consolidated leverage test.  The initial margins on base rate and LIBOR loans were 1.75% and 2.75%, respectively.  On May 6, 2011 through June 30, 2011, the margins on base rate and LIBOR loans were reduced to 1.5% and 2.5% , respectively.

ALC used proceeds of $50.0 million from the U.S. Bank Credit Facility to repay all outstanding amounts under the GE Credit Facility.

In general, borrowings under the facility are limited to three and three quarters times ALC’s consolidated net income during the prior four fiscal quarters plus, in each case to the extent included in the calculation of consolidated net income, customary add-backs in respect of provisions for taxes, consolidated interest expense, amortization and depreciation, losses from extraordinary items, loss on the sale of property outside the ordinary course of business, and other non-cash expenditures (including the amount of any compensation deduction as the result of any grant of stock or stock equivalents to employees, officers, directors or consultants), non-recurring expenses incurred by ALC in connection with transaction fees and expenses for acquisitions minus, in each case to the extent included in the calculation of consolidated net income, customary deductions related to credits for taxes, interest income, gains from extraordinary items, gains from the sale of property outside the ordinary course of business and other non-recurring gains.

ALC is subject to certain restrictions and financial covenants under the facility including maintenance of less than a maximum consolidated leverage ratio and greater than a minimum consolidated fixed charge coverage ratio, and restrictions on payments for capital expenditures, expansions and acquisitions. Payments for dividends and stock repurchases may be restricted if ALC fails to maintain consolidated leverage ratio levels specified in the facility.  In addition, upon the occurrence of certain transactions, including but not limited to property loss events, ALC may be required to make mandatory prepayments. ALC is also subject to other customary covenants and conditions.  Outstanding borrowings under the facility at June 30, 2011 were $23.6 million.  In addition, the facility provided collateral for $5.9 million in outstanding letters of credit.  At June 30, 2011, ALC was in compliance with all applicable covenants and available borrowings under the facility were $95.5 million.

$120 Million Credit Facility

On November 10, 2006, ALC entered into a five year, $100 million credit facility with General Electric Capital Corporation and other lenders. The facility was guaranteed by certain ALC subsidiaries that owned 64 residences and secured by a lien against substantially all of the assets of ALC and such subsidiaries.  Interest rates applicable to funds borrowed under the facility were based, at ALC’s option, on either a base rate essentially equal to the prime rate or LIBOR plus an amount that varied according to a pricing grid based on a consolidated leverage test.  For the duration of this facility, this amount was 150 basis points.

Index

On August 22, 2008, ALC entered into an agreement to amend its then $100 million revolving credit agreement to allow ALC to borrow up to an additional $20 million, bringing the size of the facility to $120 million.

On February 18, 2011, ALC entered into a new $125 million credit facility, terminated the $120 million credit facility and repaid all amounts owed under that credit facility.

We entered into derivative financial instruments in November 2008 and March 2009, specifically interest rate swaps, for non-trading purposes.  We may use interest rate swaps from time to time to manage interest rate risk associated with floating rate debt.  The November 2008 and March 2009 interest rate swap agreements expire in November 2011, the same time our $120 million revolving credit facility was scheduled to mature, and have a total notional amount of $50.0 million.  We elected to apply hedge accounting for both interest rate swaps because they were an economic hedge of our floating rate debt and we do not enter into derivatives for speculative purposes.  Both interest rate swaps are cash flow hedges.  The derivative contracts had a negative net fair value of $0.4 million and $0.9 million as of June 30, 2011 and December 31, 2010, respectively, based on current market conditions affecting interest rates, and are recorded in accrued liabilities.

In connection with the termination of the GE Credit Facility and entrance into the U.S. Bank Credit Facility, ALC discontinued hedge accounting prospectively for the previously designated interest rate swap instruments. ALC refinanced the underlying $50.0 million of hedged debt and subsequently paid down $26.4 million in the six months ended June 30, 2011.  Consequently, $0.6 million of losses, $0.4 million net of tax, accumulated in other comprehensive income related to the previously designated swap instruments was charged to interest expense.  Although hedge accounting was discontinued on February 18, 2011, the swap instruments remain outstanding and are carried at fair value in the condensed consolidated balance sheet.  The change in fair value of $0.3 million beginning February 18, 2011 through June 30, 2011 has been included in interest expense in the condensed consolidated statements of income. At June 30, 2011, the combined market value of the swap instruments was a negative $0.4 million.  In addition, in the first quarter of 2011, ALC incurred a $0.3 million charge to interest expense relating to the remaining book value of deferred financing fees in connection with the termination of the GE Credit Facility.

Debt Instruments

Other than the refinancing of our revolving credit facility and the subsequent $26.4 million repayment on our revolving credit facility, there were no material changes in our debt obligations from December 31, 2010 to June 30, 2011, and, as of the date of this report, ALC was in compliance with all financial covenants in its debt agreements.

Principal Repayment Schedule

There were no material changes in our monthly debt service payments from December 31, 2010 to June 30, 2011.

Letters of Credit

As of June 30, 2011, ALC had $5.9 million in outstanding letters of credit, which are collateralized under the U.S. Bank Credit Facility. Approximately $5.4 million of the letters of credit provide security for workers’ compensation insurance and the remaining $0.5 million of letters of credit are security for landlords of leased properties. The letters of credit have maturity dates ranging from October 2011 to March 2012.

Restricted Cash

As of June 30, 2011, restricted cash consisted of $1.7 million of cash deposits as security for Oregon Trust Deed Notes, $0.3 million of cash deposits as security for HUD insured mortgage loans and $0.1 million for requirements associated with the payment of workers compensation claims.

Index

Off Balance Sheet Arrangements

ALC has no off balance sheet arrangements.

Cash Management

As of June 30, 2011, we held unrestricted cash and cash equivalents of $2.8 million.  We forecast cash flows on a regular monthly basis to determine the investment periods, if any, of certificates of deposit and we monitor daily incoming and outgoing expenditures to ensure available cash is invested on a daily basis when warranted.  As of June 30, 2011, approximately $1.7 million of our cash balances were held by Pearson to provide for potential insurance claims.

Future Liquidity and Capital Resources

At the present time and under the present circumstances, we believe our current and forecasted levels of cash flows, availability under our $125 million credit facility which matures in February 2016, and other available sources of capital, including possible refinancing of existing loans and availability of additional loans on unencumbered properties, will be sufficient to fund operations, expansions, acquisitions, stock repurchases, anticipated capital expenditures, dividends and required payments of principal and interest on our debt for the next twelve months and on a longer term basis for the foreseeable future.

However, the failure to meet certain operating and occupancy covenants in the CaraVita operating lease could give the lessor the right to accelerate the lease obligations and terminate our right to operate all or some of those properties.  We were in compliance with all such covenants as of June 30, 2011, but continued poor economic conditions could constrain our ability to remain in compliance in the future.

Failure to comply with those obligations could result in our being required to make an accelerated payment of the present value of the remaining obligations under the lease through its expiration in March 2015 (approximately $18.9 million as of June 30, 2011), as well as the loss of future revenue and cash flow from the operations of those properties.  The acceleration of the remaining obligation and loss of future cash flows from operating those properties could have a material adverse impact on our operations. Based upon current and reasonably foreseeable events and conditions, ALC does not believe that there is a reasonably likely degree of risk of breach of the CaraVita covenants.

Share Repurchase

In the six months ended June 30, 2011, we repurchased 49,200 shares of our Class A Common Stock at a cost of $797,603 and an average price of $16.21 per share (excluding fees), all of which was purchased in the first quarter of 2011.  On May 2, 2011, the Board of Directors extended the stock repurchase plan by resetting the authorized amount of repurchases to $15 million and removing the expiration date.  The plan will no longer be subject to an annual expiration date and will only expire upon completion of stock repurchases totaling $15 million or by action of the Board. At June 30, 2011, $15 million remained available under the repurchase program.

Dividends

On May 2, 2011, the Board of Directors declared a $0.10 per share cash dividend on the outstanding Class A and Class B common stock payable to stockholders of record on May 20, 2011.  The aggregate dividend was $2.3 million and was paid on June 15, 2011.   On August 4, 2011, the Board of Directors declared a cash dividend of 10 cents per share on the Class A and Class B Common Stock payable on September 15, 2011 to stockholders of record at the close of business on August 19, 2011.  The aggregate amount of the dividend is expected to be approximately $2.3 million. The declaration and payment of future dividends will be at the discretion of our Board of Directors and will depend on a number of factors including our financial condition, operating results, current and anticipated cash needs, plans for expansion, contractual restrictions with respect to the payment of dividends and other factors deemed relevant by the Board of Directors.

Index

Accrual for Self-Insured Liabilities

At June 30, 2011, we had an accrued liability for settlement of self-insured liabilities of $2.5 million in respect of general and professional liability claims.  Claim payments were $0.2 million and $0.3 million for the six month periods ended June 30, 2011 and 2010, respectively.  The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported.  We estimate that $0.5 million of the total $2.5 million liability will be paid in the next twelve months.  The timing of payments is not directly within our control, and, therefore, estimates are subject to change.  Provisions for general and professional liability insurance are determined using annual independent actuarial valuations.  We believe we have provided sufficient provisions for general and professional liability claims as of June 30, 2011.

At June 30, 2011, we had an accrual for workers’ compensation claims of $3.5 million.  Claim payments for the six months ended June 30, 2011 and 2010 were $0.9 million and $1.3 million, respectively.  The timing of payments is not directly within our control, and, therefore, estimates are subject to change.  Provisions for workers compensation insurance are determined using annual independent actuarial valuations.  We believe we have provided sufficient provisions for workers’ compensation claims as of June 30, 2011.

At June 30, 2011, we had an accrual for medical insurance claims of $0.8 million.  The accrual is an estimate based on the historical claims per participant incurred over the historical lag time between date of service and payment by our third party administrator.  The timing of payments is not directly within our control, and, therefore, estimates are subject to change.  We believe we have provided sufficient provisions for medical insurance claims as of June 30, 2011.

Unfunded Deferred Compensation Plan

At June 30, 2011, we had an accrual of $3.2 million for our unfunded deferred compensation plan.  We implemented an unfunded deferred compensation plan in 2005 which is offered to company employees who are defined as highly compensated by the Internal Revenue Code.  Participants may defer up to 10% of their base salary.

$125 Million Credit Facility

On February 18, 2011, ALC entered into a five year, $125 million revolving credit facility with U.S. Bank National Association as administrative agent and certain other lenders (the “U.S. Bank Credit Facility”). The revolving credit facility is available to us to provide liquidity for expansions, acquisitions, working capital, capital expenditures, share repurchases, dividends, debt service and for other general corporate purposes.  See “Liquidity and Capital Resources — $125 Million Credit Facility” above for a more detailed description of the terms of the revolving credit facility.

Contractual Obligations

Other than the refinancing of our revolving credit facility and the subsequent $26.4 million  repayment on our revolving credit facility, there were no material changes in our contractual obligations outside of the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Index

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Disclosures

At June 30, 2011, our long-term debt, including the current portion, consisted of fixed rate debt of $80.2 million, exclusive of a $0.2 million purchase accounting market value adjustment, and variable rate debt of $23.6 million.  At December 31, 2010, our long-term debt, including the current portion, consisted of fixed rate debt of $81.9 million, exclusive of a $0.3 million purchase accounting market value adjustment, and variable rate debt of $50 million.

Our earnings are affected by changes in interest rates on unhedged borrowings under our $125 million credit facility.  At June 30, 2011, we had $20 million of variable rate borrowings based on LIBOR plus a premium and $3.6 million based on prime plus a premium.  As of June 30, 2011, our variable rate was 250 basis points in excess of LIBOR on LIBOR-based loans and 150 basis points in excess of prime on prime-based loans.   For every 1% change in LIBOR and prime, our interest expense will change by approximately $200,000 and $36,000, respectively, annually.  This analysis does not consider changes in the actual level of borrowings or repayments that may occur subsequent to June 30, 2011.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

In order to reduce risk related to our variable rate debt, from time to time we may enter into interest rate swap contracts or other interest rate protection agreements.  As of June 30, 2011, we had the following interest rate swap contracts:

Contract Date	Notional Amount	Fixed Rate	Maturity	Fair Value at June 30, 2011
November 13, 2008	$30 million	2.83%	November 2011	$(291,000)
March 10, 2009	$20 million	1.98%	November 2011	$(129,000)

A 1% increase in interest rates would increase the fair value of these swap contracts by approximately $0.2 million and a 1% decrease in interest rates would decrease the fair value of these swap contracts by approximately $0.2 million.

We enter into contracts for the purchase of electricity and natural gas for use in certain of our operations in order to reduce the variability of energy costs.  The deregulation of energy markets in selected areas of the country, the availability of products offered through energy brokers and providers, and our relatively stable demand for energy make it possible for us to enter longer term contracts to obtain more stable pricing.  It is ALC’s intent to enter into contracts solely for its own use.  Further, it is fully anticipated that ALC will make use of all of the energy contracted.  Expiration dates on our current energy contracts range from December 2011 to May 2013.  FASB guidance requires ALC to evaluate these contracts to determine whether the contracts are derivatives.  Certain contracts that meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales.  Normal purchases are contracts that provide for the purchase of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases and sales are documented and exempted from derivative accounting and reporting requirements.  ALC has evaluated these energy contracts and determined they meet the normal purchases and sales exception and therefore are exempted from derivative accounting and reporting requirements.

The downturn in the United States housing market in 2007 through 2010 triggered a constriction in the availability of credit that is expected to continue through 2011.  This could impact our ability to borrow money or refinance existing obligations at acceptable rates of interest.  Lending standards for securitized financing have become tighter, making it more difficult to borrow.  However, we have experienced no significant barriers to obtaining credit and do not expect to in the near future.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “–Future Liquidity and Capital Resources.”

We do not speculate using derivative instruments and do not engage in derivative trading of any kind.

Index

Quantitative Disclosures

There were no material changes in the principal or notional amounts and related weighted average interest rates by year of maturity for our fixed rate debt obligations since December 31, 2010.  On February 18, 2011, we refinanced our revolving credit facility and subsequently repaid $26.4 million on the revolving credit facility.

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

Index

Part II. OTHER INFORMATION

Item 1A. RISK FACTORS.

There are no material changes to the disclosure regarding risk factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In compliance with Item 703 of Regulation S-K, the Company provides the following summary of its purchases of Class A Common Stock during its second quarter of 2011.

Period	(a)Total Number of Shares Purchased	(b)Average Price Paid Per Share (excluding fees)	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2011 to April 30, 2011	—	—	—	$13,274,814
May 1, 2011 to May 31, 2011	—	—	—	$15,000,000
June 1, 2011 to June 30, 2011	—	—	—	$15,000,000
Total	—	—	—	$15,000,000

(1)  Consists of shares authorized for repurchase under the extended and expanded share repurchase program approved by the Board of Directors on August 9, 2010 under which ALC was authorized to purchase up to $15 million of its outstanding shares of Class A Common Stock through August 9, 2011 (exclusive of fees). On May 2, 2011, the Board of Directors extended the stock repurchase plan by resetting the authorized amount of repurchases to $15 million and removed the expiration date.  Prior to the May 2, 2011 Board action there was $13.3 million remaining under the repurchase program.  The repurchase program will no longer be subject to an annual expiration date and will only expire upon completion of stock repurchases totaling $15 million or by action of the Board.

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

▪events which adversely affect the ability of seniors to afford our monthly resident fees including sustained economic downturns, difficult housing markets and losses on investments designated for retirement could cause our occupancy rates, revenues and results of operations to decline;

▪ national, regional and local competition could cause us to lose market share and revenue;

▪ our ability to cultivate new or maintain existing relationships with physicians and others in the communities in which we operate who provide referrals for new residents could affect occupancy rates;

Index

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

▪ we may not be able to increase residents’ fees to cover energy, food and other costs which could reduce operating margins;

▪ markets where overbuilding exists and future overbuilding in other markets where we operate our residences may adversely affect our operations;

▪ personal injury claims, if successfully made against us, could materially and adversely affect our financial condition and results of operations;

▪ failure to comply with laws and government regulation could lead to fines, penalties or operating restrictions;

▪ compliance with new laws or regulations may require us to change our operations and make unanticipated expenditures which could increase our costs and adversely affect our earnings and financial condition;

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

▪ restrictions in our indebtedness and long-term leases could adversely affect our liquidity, our ability to operate our business, and our ability to execute our growth strategy; and

▪ increases in interest rates could significantly increase the costs of our unhedged debt and lease obligations, which could adversely affect our liquidity and earnings.

Index

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

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSISTED LIVING CONCEPTS, INC.

By:	/s/ John Buono

John Buono
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: August 8, 2011

S-1

Index

ASSISTED LIVING CONCEPTS, INC.
EXHIBIT INDEX TO JUNE 30, 2011 QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
3.1
Certificate of Change filed Pursuant to Nevada revised Statutes 78.209 for Nevada profit Corporations, filed with the Nevada Secretary of State by Assisted Living Concepts, Inc., effective May 20, 2011 (incorporated by reference to Exhibit 3.1 to current report of Assisted Living Concepts, Inc. on Form 8-K, dated May 20, 2011 File No. 001-13498)

10.1	2006 Omnibus Incentive Compensation Plan, amended and restated August 4, 2011 to reflect May 20, 2011 two-for-one stock split.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

* Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 as amended, and otherwise is not subject to liability under these sections.

EI-1