Form 10-Q
period 2011-09-30
ASSISTED LIVING CONCEPTS INC
filed 2011-11-08
CIK 929994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, the Company had 20,038,915 shares of its Class A Common Stock, $0.01 par value per share, outstanding and 2,926,772 shares of its Class B Common Stock, $0.01 par value per share, outstanding.

Index

Part I. FINANCIAL INFORMATION

Item1.	FINANCIAL STATEMENTS
ASSISTED LIVING CONCEPTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$2,599	$13,364
Cash and escrow deposits – restricted	3,955	3,472
Investments	1,708	4,599
Accounts receivable, less allowances of $2,433 and $1,414, respectively	4,308	3,201
Prepaid expenses and other current assets, net	4,129	3,020
Income tax receivable	—	356
Deferred income taxes	3,560	5,108
Current assets of discontinued operations	168	168
Total current assets	20,427	33,288
Property and equipment, net	431,966	437,303
Intangible assets, net	9,295	10,193
Restricted cash	2,044	3,448
Other assets	2,130	872
Total assets	$465,862	$485,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,740	$6,154
Accrued liabilities	20,139	20,173
Deferred revenue	9,007	4,784
Income tax payable	500	—
Current maturities of long-term debt	2,497	2,449
Current portion of self-insured liabilities	500	500
Total current liabilities	38,383	34,060
Accrual for self-insured liabilities	2,075	1,597
Long-term debt, less current portion	92,356	129,661
Deferred income taxes	21,372	20,503
Other long-term liabilities	9,403	10,024
Commitments and contingencies
Total liabilities	163,589	195,845

Preferred Stock, par value $0.01 per share, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 160,000,000 shares authorized at September 30, 2011 and December 31, 2010; 24,970,599 and 24,816,738 shares issued and 20,038,727 and 19,934,066 shares outstanding, respectively	250	248
Class B Common Stock, $0.01 par value, 30,000,000 shares authorized at September 30, 2011 and December 31, 2010; 2,926,932 and 3,040,620 shares issued and outstanding, respectively	29	30
Additional paid-in capital	316,387	315,153
Accumulated other comprehensive income/(loss)	26	(95)
Retained earnings	62,426	49,970
Treasury stock at cost, 4,931,872 and 4,882,672 shares, respectively	(76,845)	(76,047)
Total stockholders’ equity	302,273	289,259
Total liabilities and stockholders’ equity	$465,862	$485,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ASSISTED LIVING CONCEPTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$58,553	$58,529	$175,589	$174,693
Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	34,545	34,902	103,144	105,419
General and administrative	2,928	3,664	10,558	11,694
Residence lease expense	4,430	5,161	13,225	15,355
Depreciation and amortization	5,807	5,745	17,260	17,113
Total operating expenses	47,710	49,472	144,187	149,581
Income from operations	10,843	9,057	31,402	25,112
Other (expense) income:
Other-than-temporary investments impairment	—	—	—	(2,026)
Interest expense:
Debt	(1,858)	(1,893)	(6,046)	(5,680)
Change in fair value of derivatives and amortization	164	—	(94)	—
Write-off of deferred financing costs	—	—	(279)	—
Interest income	2	2	8	10
Gain on sale of securities	—	—	910	—
Income before income taxes	9,151	7,166	25,901	17,416
Income tax expense	(3,388)	(2,599)	(8,851)	(6,340)
Net income	$5,763	$4,567	$17,050	$11,076
Weighted average common shares:
Basic	22,962	23,034	22,951	23,108
Diluted	23,236	23,358	23,261	23,440
Per share data:
Basic earnings per common share	$0.25	$0.20	$0.74	$0.48
Diluted earnings per common share	$0.25	$0.20	$0.73	$0.47

Dividends declared and paid per common share	$0.10	$—	$0.20	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ASSISTED LIVING CONCEPTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In thousands)

	Nine Months Ended
	September 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$17,050	$11,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,260	17,113
Other-than-temporary investments impairment	-	2,026
Amortization of purchase accounting adjustments for leases	(544)	(295)
Provision for bad debts	1,019	270
Provision for self-insured liabilities	765	455
(Gain)/Loss on disposal of fixed assets	(95)	279
Unrealized and realized gain on investments	(910)	-
Equity-based compensation expense	973	614
Change in fair value of derivatives and amortization	94	-
Deferred income taxes	2,344	3,464
Changes in assets and liabilities:
Accounts receivable	(2,126)	(811)
Supplies, prepaid expenses and other receivables	(1,109)	(248)
Deposits in escrow	(483)	(271)
Current assets - discontinued operations	-	(132)
Accounts payable	(265)	(446)
Accrued liabilities	749	670
Deferred revenue	4,223	288
Current liabilities - discontinued operations	-	(34)
Payments of self-insured liabilities	(287)	(389)
Income taxes payable / receivable	856	664
Changes in other non-current assets	2,049	1,394
Other non-current assets - discontinued operations	-	399
Other long-term liabilities	(273)	225
Cash provided by operating activities	41,290	36,311
INVESTING ACTIVITIES:
Payment for securities	(156)	(163)
Proceeds on sales of securities	3,274	-
Payments for new construction projects	(523)	(4,622)
Payments for purchases of property and equipment	(10,702)	(7,609)
Proceeds from the sale of fixed assets	146	-
Cash used in investing activities	(7,961)	(12,394)
FINANCING ACTIVITIES:
Payments of financing costs	(1,903)	-
Purchase of treasury stock	(798)	(2,041)
Proceeds on borrowings from revolving credit facility	81,000	-
Repayments on borrowings from revolving credit facility	(63,000)	-
Repayment of GE credit facility	(50,000)	-
Proceeds from issuance of new mortgage debt	-	12,250
Repayment of mortgage debt	(5,061)	(1,383)
Issuance of Class A common stock for stock options	262	31
Dividends paid to stockholders	(4,594)	-
Cash (used)/provided by financing activities	(44,094)	8,857
(Decrease)/increase in cash and cash equivalents	(10,765)	32,774
Cash and cash equivalents, beginning of year	13,364	4,360
Cash and cash equivalents, end of period	$2,599	$37,134

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$5,915	$5,350
Income tax payments, net of refunds	6,287	2,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Assisted Living Concepts, Inc. and its subsidiaries (“ALC” or the “Company”) operated 211 assisted and independent living residences in 20 states in the United States totaling 9,325 units as of September 30, 2011.  ALC’s residences average 40 to 60 units and offer a supportive, home-like setting.  Residents may receive assistance with activities of daily living either directly from ALC employees or indirectly through ALC’s wholly-owned health care subsidiaries.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three and nine month periods ended September 30, 2011 and 2010 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Operating results for interim periods are not necessarily indicative of results that may be expected for the entire year ending December 31, 2011.

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

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2011 and December 31, 2010, the Company had approximately 98% and 94%, respectively, of its accounts receivable derived from private payer sources, with the balance owing under various state Medicaid programs.  Although management believes there are no credit risks associated with government agencies other than possible funding delays, claims filed under the Medicaid program can be denied if not properly filed prior to a statute of limitations.

The Company periodically evaluates the adequacy of its allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds, which vary by payer type.  Allowances for uncollectibility are considered based upon the evaluation of the circumstances for each of these specific accounts.  In addition, the Company has developed internally-determined percentages for establishing an allowance for doubtful accounts, which are based upon historical collection trends for each payer type and age of the receivables.  Accounts receivable that the Company specifically estimates to be uncollectible, based upon the above process, are fully reserved in the allowance for doubtful accounts until they are written off or collected.  The Company wrote off accounts receivable of $0.6 million and $0.8 million in the nine month periods ended September 30, 2011 and 2010, respectively.  Bad debt expense was $1.5 million and $1.1 million for the nine month periods ended September 30, 2011 and 2010, respectively.

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

ALC regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. To determine whether a decline in value is other-than-temporary, ALC evaluates several factors, including the current economic environment, market conditions, operational and financial performance of the investee, and other specific factors relating to the business underlying the investment, including business outlook of the investee, future trends in the investee’s industry and ALC’s intent to carry the investment for a sufficient period of time for any recovery in fair value. If a decline in value is deemed as other-than-temporary, ALC records reductions in carrying values to estimated fair values, which are determined based on quoted market prices, if available, or on one or more of the valuation methods such as pricing models using historical and projected financial information, liquidation values, and values of other comparable public companies.  ALC did not record an other-than-temporary impairment of investments in the three and nine month periods ended September 30, 2011, but did record a $2.0 million other-than-temporary impairment of investments in the three and nine month periods ended September 30, 2010.

 (d) Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity which under GAAP are excluded from net income. For the three and nine month periods ended September 30, 2011 and 2010, this consists of unrealized gains and losses on available for sale investment securities and losses on swap derivatives, net of tax.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$5,763	$4,567	$17,050	$11,076
Unrealized gains (losses) on investments, net of tax expense (benefit) of $(56), $104, $(260) and $120, respectively	(91)	171	(422)	200
Unrealized gains on derivatives, net of tax expense of $30 and $6, respectively	—	49	—	10
Reclassification of net losses on swap derivatives to earnings, net of tax benefit of $44 and $333	75	—	543	—
Other-than-temporary impairment loss on investments, net of tax benefit of $764	—	—	—	1,248
Total comprehensive income	$5,747	$4,787	$17,171	$12,534

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	September 30,	December 31,
	2011	2010
	(In thousands)
Unrealized gain on investments	$53	$476
Net unrealized loss on derivatives	(27)	(571)
Accumulated other comprehensive income/(loss)	$26	$(95)

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

As of September 30, 2011 and December 31, 2010, ALC had total gross unrecognized tax benefits of approximately $0.7 million.  Of the total gross unrecognized tax benefits, $0.4 million, if recognized, would reduce ALC’s effective tax rate in the period of recognition.  At September 30, 2011 and December 31, 2010, ALC had accrued interest and penalties related to unrecognized tax benefits of $0.2 million.

ALC and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions. Federal tax returns for all periods after December 31, 2006 are open for examination.  Various state tax returns for all periods after December 31, 2005 are open for examination.  For the tax periods between February 1, 2005 and November 10, 2006,  ALC was included in the consolidated federal tax returns of EHI.  Tax issues between ALC and Extendicare are governed by a Tax Allocation Agreement entered into by ALC and Extendicare at the time of the Separation.  During 2009, the Internal Revenue Service completed an examination of the partial tax year ended December 31, 2005 and the partial tax year ended November 10, 2006.  In May 2011, EHI and ALC agreed to settle this matter, and all matters under the Tax Allocation Agreement, with a $0.8 million payment from EHI to ALC.  The $0.8 million settlement was paid in the second quarter of 2011 and is included as a reduction of the income tax provision in the consolidated statement of income for the nine month period ended September 30, 2011.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220) - Presentation of Comprehensive Income.”  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The guidance requires changes in presentation only and is not expected to have a significant impact on ALC’s consolidated financial statements.

3.  PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation and amortization consisted of the following:

	September 30,	December 31,
	2011	2010
	(In thousands)
Land and land improvements	$31,965	$31,426
Buildings and improvements	483,845	475,332
Furniture and equipment	32,700	30,433
Leasehold improvements	9,914	8,442
Construction in progress	2,980	4,770
	561,404	550,403
Less accumulated depreciation and amortization	(129,438)	(113,100)
	$431,966	$437,303

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  INTANGIBLE ASSETS, NET

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of other intangible assets (in thousands):

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Resident relationships	$3,169	$(3,085)	$84	$3,169	$(2,744)	$425
Operating lease intangible and renewal options	11,665	(2,536)	9,129	11,665	(2,029)	9,636
Non-compete agreements	331	(249)	82	331	(199)	132
Total	$15,165	$(5,870)	$9,295	$15,165	$(4,972)	$10,193

Amortization expense related to definite-lived intangible assets for the three and nine month periods ended September 30, 2011 and 2010 was $0.3 million and $0.4 million and $0.9 million and $1.2 million, respectively.

Remaining amortization expense for definite–lived intangible assets is estimated to be as follows (in thousands):

2011 (October through December)	$267
2012	743
2013	677
2014	677
2015	677
After 2015	6,254
$9,295

5. DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
	2011	2010
	(In thousands)
$125 million credit facility bearing interest at floating rates, due February 2016(1)	$18,000	$—
$120 million credit facility bearing interest at floating rates	—	50,000
Mortgage note, bearing interest at 6.24%, due 2014	31,944	32,644
Mortgage note, bearing interest at 6.50%, due 2015	25,004	25,663
Mortgage note, bearing interest at 7.07%, due 2018	8,591	8,703
Oregon Trust Deed Notes, weighted average interest rate of 6.82%, maturing from 2021 through 2026	7,353	8,130
HUD Insured Mortgages, interest rates ranging from 5.66% to 5.85%, due 2032	3,961	4,033
HUD Insured Mortgage, bearing interest at 7.55%, due 2036	—	2,937
Total debt	94,853	132,110
Less current maturities	(2,497)	(2,449)
Total long-term debt	$92,356	$129,661
(1) Borrowings under this facility bear interest at a floating rate at ALC’s option equal to LIBOR or prime plus a margin.  The margin is determined by ALC’s consolidated leverage ratio (as defined in the U.S. Bank Credit Facility) and ranges from 137.5 to 250 basis points over prime or 225 to 350 basis points over LIBOR.  From February 18, 2011 through May 6, 2011, ALC’s prime and LIBOR margins were 175 and 275 basis points, respectively.  On May 7, 2011, the prime and LIBOR margins were reduced to 150 and 250 basis points, respectively.  At September 30, 2011, prime was 3.25% and one month LIBOR was 0.24%.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$125 Million Credit Facility

On February 18, 2011, ALC terminated its $120 million credit facility with General Electric Capital Corporation and other lenders (the “GE Credit Facility”) and entered into a five year, $125 million revolving credit facility with U.S. Bank National Association as administrative agent and certain other lenders (the “U.S. Bank Credit Facility”). ALC’s obligations under the U.S. Bank Credit Facility are guaranteed by three ALC subsidiaries that own 31 residences and are secured by mortgage liens against such residences and by a lien against substantially all of the assets of ALC and those subsidiaries.  Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate plus a margin or LIBOR plus a margin that varies according to a pricing grid based on a consolidated leverage test.  The initial margins on base rate and LIBOR loans were 1.75% and 2.75%, respectively.  From May 7, 2011 through September 30, 2011, the margins on base rate and LIBOR loans were reduced to 1.5% and 2.5%, respectively.

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

ALC is subject to certain restrictions and financial covenants under the facility including maintenance of less than a maximum consolidated leverage ratio and greater than a minimum consolidated fixed charge coverage ratio, and restrictions on payments for capital expenditures, expansions and acquisitions. Payments for dividends and stock repurchases may be restricted if ALC fails to maintain consolidated leverage ratio levels specified in the facility.  In addition, upon the occurrence of certain transactions, including but not limited to property loss events, ALC may be required to make mandatory prepayments. ALC is also subject to other customary covenants and conditions.  Outstanding borrowings under the facility at September 30, 2011 were $18.0 million.  In addition, the facility provided collateral for $5.6 million in outstanding letters of credit.  As of September 30, 2011, ALC was in compliance with all applicable financial covenants and available borrowings under the facility were $101.4 million.  ALC incurred $1.9 million of closing costs which are being amortized over the five year life of the U.S. Bank Credit Facility.

Mortgage Note due 2014

The mortgage note due in 2014 (the “6.24% 2014 Note”) has a fixed interest rate of 6.24% with a 25-year principal amortization and is secured by 24 assisted living residences with a carrying value of $57.2 million. Monthly principal and interest payments amount to approximately $0.3 million. A balloon payment of $29.6 million is due in January 2014.  The 6.24% 2014 Note was entered into by subsidiaries of ALC and is subject to a limited guaranty by ALC.

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

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amended and restated loan bears interest at a fixed rate of 6.5% per annum and is secured by a mortgage and assignment of leases with respect to two senior living residences in Iowa, three in Indiana and one in Wisconsin consisting of a combined total of 314 units with a carrying value of $20.4 million.  The original $14.0 million portion of the loan is amortized over a twenty year period from June 12, 2009 and the additional $12.25 million portion of the loan is amortized over a fifteen year period from September 30, 2010.  Prepayment of the loan in excess of 10% of the principal balance in any anniversary year will require a prepayment fee of 3% in the first or second year, 2% in the third or fourth year, and 1% thereafter.  Performance and payment of obligations under the loan agreement and related note are guaranteed by ALC pursuant to the terms of a guaranty agreement.  ALC incurred $0.4 million of closing costs which are being amortized over the five year life of the loan.

In addition to customary representations, covenants and default provisions, the loan requires that the senior living residences securing the loan maintain minimum annual levels of EBITDA (earnings before interest, taxes, depreciation and amortization) and rental income.  In addition, the loan requires that ALC maintain less than a maximum consolidated leverage ratio and greater than a minimum consolidated fixed charge coverage ratio.  As of September 30, 2011 and December 31, 2010, ALC was in compliance with all applicable financial covenants.

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

HUD Insured Mortgages

The HUD insured mortgages (the “HUD Loans”) include three separate loan agreements entered into in 2001 between subsidiaries of ALC and the lenders. Two of the three HUD Loans were refinanced in the third quarter of 2007.  One of the HUD loans with a principal balance of $2.8 million was repaid in the third quarter of 2011.  The two remaining HUD loans bear interest of 5.66% and 5.85% and average 5.73%. The mortgages are each secured by a separate assisted living residence located in Texas with a combined carrying value of $4.3 million.  Prepayments may be made any time after the first two years.  The two remaining HUD Loans mature in September 2032.

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

ALC entered into derivative financial instruments in November 2008 and March 2009, specifically interest rate swaps, for non-trading purposes.  ALC may use interest rate swaps from time to time to manage interest rate risk associated with floating rate debt.  The November 2008 and March 2009 interest rate swap agreements expire in November 2011, and have a total notional amount of $50 million.  Prior to February 18, 2011 ALC elected to apply hedge accounting for both interest rate swaps because they were an economic hedge of its floating rate debt.  ALC does not enter into derivatives for speculative purposes.  Both interest rate swaps were cash flow hedges.  The derivative contracts had a negative net fair value of $0.1 million and $0.9 million as of September 30, 2011, and December 31, 2010, respectively, based on current market conditions affecting interest rates, and are recorded in accrued liabilities in 2011 and 2010.

In connection with the termination of the GE Credit Facility and entrance into the U.S. Bank Credit Facility, ALC discontinued hedge accounting prospectively for the previously designated swap instruments. ALC refinanced the underlying $50.0 million of hedged debt and subsequently paid down $32.0 million in the nine months ended September 30, 2011.  Consequently, $0.9 million of losses, $0.5 million net of tax, accumulated in other comprehensive income related to the previously designated swap instruments was charged to interest expense.  Although hedge accounting was discontinued on February 18, 2011, the swap instruments remain outstanding and are carried at fair value in the consolidated balance sheet.  The change in fair value of $0.5 million beginning February 18, 2011 through September 30, 2011 has been included in interest expense in the statements of income. At September 30, 2011, the combined market value of the swaps was a negative $0.1 million.  In addition, in the first quarter of 2011, ALC incurred a $0.3 million charge to interest expense relating to the remaining book value of deferred financing fees in connection with the termination of the GE Credit Facility.

Unfavorable Market Value of Debt Adjustment

In 2005, certain of ALC’s debt was evaluated and determined, based upon prevailing market interest rates, to be undervalued. The unfavorable market value adjustment was $3.2 million. The market value adjustment is amortized on an effective interest basis, as an offset to interest expense, over the term of the debt agreements. The amount of amortization of the unfavorable market value adjustment was $(156,000) and $9,200 for the three month periods ended September 30, 2011 and 2010, and $(196,200) and $42,000 for the nine month periods ended September 30, 2011 and 2010, respectively.  In the first quarter of 2011, ALC repaid a $0.5 million mortgage which resulted in the write-off of a $62,000 purchase accounting reserve.  In the third quarter of 2011, ALC repaid a $2.8 million mortgage which resulted in the write-off of a $168,000 purchase accounting reserve.

Letters of credit

As of September 30, 2011, ALC had $5.6 million in outstanding letters of credit which are collateralized under the U.S. Bank Credit Facility. Approximately $5.1 million of the letters of credit provide security for worker’s compensation insurance and the remaining $0.5 million of letters of credit are security for landlords of leased properties. The letters of credit have maturity dates ranging from October 2011 to March 2012.

6.  LONG-TERM EQUITY-BASED COMPENSATION PROGRAM

Effective October 31, 2006, the Board of Directors approved and adopted and our sole stockholder approved the Assisted Living Concepts, Inc. 2006 Omnibus Incentive Compensation Plan (the “2006 Omnibus Plan”).  On May 5, 2008, the 2006 Omnibus Plan was again approved by ALC stockholders.  On April 30, 2009, the Board of Directors approved the amendment and restatement of the 2006 Omnibus Incentive Compensation Plan to reflect the March 16, 2009 one-for-five reverse stock split.  On August 4, 2011, the Board of Directors approved the amendment and restatement of the 2006 Omnibus Incentive Compensation Plan to reflect the May 20, 2011 two-for-one stock split.  The 2006 Omnibus Plan is administered by the Compensation/Nomination/Governance Committee of the Board of Directors (the “Committee”) and provides for grants of a variety of incentive compensation awards, including stock options, stock appreciation rights restricted stock awards, restricted stock units, cash incentive awards and other equity-based or equity-related awards (performance awards).

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

On March 2, 2011, the Committee approved the 2011 Long-Term Equity-Based Compensation Program and granted awards of Options/SARs to certain key employees (including executive officers).  The aggregate maximum number of Options/SARs granted to all participants was 170,500 and the exercise price is $18.69 per share.  The Options/SARs have both time vesting and performance vesting features.  One-fifth (1/5) of each grant becomes exercisable in one-third increments on the first, second and third anniversaries of the approval date.  If the established performance goals (related to increases in private pay resident occupancy) are achieved in fiscal 2011, some or all of the remaining four-fifths (4/5) of each grant becomes exercisable in one-third increments on the first, second and third anniversaries of the approval date. Management has assessed the likelihood of meeting the performance targets and determined it is probable the targets will be met. Compensation expense has been recorded in the nine month period ended September 30, 2011 as if all performance targets will be met.

On May 2, 2011, the Committee recommended and the Board of Directors approved grants of 10,000 Options/SARs to each of the non-management directors.  The aggregate number of Options/SARs granted was 70,000 and the exercise price is $17.49 per share.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of Options/SARs activity for the nine month periods ended September 30, 2011 and 2010 is presented below:

	2011		2010
		Weighted		Weighted
	#	Average	#	Average
	Options /	Exercise	Options /	Exercise
	SARs	Price	SARs	Price
Outstanding at beginning of period	531,168	$13.06	318,000	$9.48
Granted	240,500	$18.34	272,500	$16.07
Exercised	(35,670)	$8.22	(8,000)	$7.68
Expired	(122,500)	$15.86	(38,000)	$7.68
Forfeited	(37,332)	$14.09	(8,000)	$7.68
Outstanding at end of period	576,166	$14.90	536,500	$13.01
Options exercisable at September 30	189,032	$12.15	106,706	$11.15
Weighted average fair value of options	$7.78		$6.98
Aggregate intrinsic value of options	$—		$1.2 million
Weighted average contractual term	3.5 years		3.9 years

ALC uses the Black-Scholes option value model to estimate the fair value of stock options and similar instruments.  Stock option valuation models require various assumptions, including the expected stock price volatility, risk-free interest rate, dividend yield, forfeiture rate, and expected life.  In estimating the fair value of the Options/SARs granted on May 2, 2011, the Company used a risk free rate equal to the five year U.S. Treasury yield in effect on the first business date after the grant date.  The expected life of the Options/SARs (five years) was estimated using expected exercise behavior of option holders.  Expected volatility was based on ALC’s Class A Common Stock volatility since it began trading on November 10, 2006, and ending on the date of grant.  Because the Class A Common Stock has traded for less than the expected contractual term, an average of a peer group’s historical volatility for a period equal to the Options/SARs’ expected life, ending on the date of grant, was compared to the historical ALC volatility with no material difference.  Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  Because of a lack of history, the forfeiture rate was estimated at zero percent of the Options/SARs awarded and may be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.  The expected life is approximately 5 years.  The Options/SARs have characteristics that are significantly different from those of traded options and changes in the various input assumptions can materially affect the fair value estimates.  The fair value of the Options/SARs granted since December 31, 2009 was estimated at the date of grant using the following weighted average assumptions.

	May 2,	March 2,	May 3,	March 3,
	2011	2011	2010	2010
Expected life from grant date (in years)	5	5	5	5
Risk-free interest rate	1.88%	2.21%	2.13%	2.33%
Volatility	57.68%	58.63%	62.6%	63.7%
Dividend yield	—	—	—	—
Expected forfeiture rate	0%	0%	0%	0%
Weighted average fair value (per share)	$8.87	$9.69	$8.99	$8.74

Compensation expense is recognized based on the fair value of the options granted and the probability of meeting the performance targets and is allocated over the vesting period of the award.  Compensation expense related to the Options/SARs for both three month periods ended September 30, 2011 and 2010 was $0.3 million.  Compensation expense related to the Options/SARs for the nine month periods ended September 30, 2011 and 2010 was $1.0 million and $0.6 million, respectively.  Unrecognized compensation cost at September 30, 2011 and 2010 is approximately $2.6 million and $1.9 million, respectively, and the weighted average period over which it is expected to be recognized is three years.

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

For the three month periods ended September 30, 2011 and 2010, 88,764 and 8,054, respectively, of potentially issuable common shares were anti-dilutive and therefore not included in the quarterly or year- to-date computations of diluted weighted average shares and diluted earnings per share.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and nine month periods ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
	(In thousands, except per share data)
Basic earnings per share calculation :
Net income to common stockholders	$5,763	$4,567	$17,050	$11,076

Weighted average number of common shares outstanding	22,962	23,034	22,951	23,108

Basic net income per share	$0.25	$0.20	$0.74	$0.48

Diluted earnings per share calculation :
Net income to common stockholders	$5,763	$4,567	$17,050	$11,076

Weighted average number of common shares outstanding	$22,962	$23,034	$22,951	$23,108
Assumed conversion of Class B shares	220	228	221	228
Effect of dilutive stock options	54	96	89	104
Diluted weighted average number of common shares outstanding	$23,236	$23,358	$23,261	$23,440

Diluted net income per share	$0.25	$0.20	$0.73	$0.47

8. SHARE REPURCHASE

On August 9, 2009, the Board of Directors authorized the repurchase of up to $15 million of shares of Class A Common Stock over the twelve-month period ending August 9, 2010. This share repurchase authorization replaced the share repurchase program initiated in December 2006 which authorized the repurchase of up to $80 million of shares of Class A Common Stock and which expired August 6, 2009. On August 9, 2010, the Board of Directors extended and expanded the repurchase program by authorizing the purchase of up to $15 million in Class A Common Stock over the twelve-month period ending August 9, 2011. On May 2, 2011, the Board of Directors extended the stock repurchase plan by resetting the authorized amount of repurchases to $15 million and removing the expiration date.  The plan will no longer be subject to an annual expiration date and will only expire upon completion of stock repurchases totaling $15 million or by action of the Board. Shares may be repurchased in the open market or in privately negotiated transactions from time to time in accordance with appropriate Securities and Exchange Commission guidelines and regulations and subject to market conditions, applicable legal requirements, and other factors.  During the first nine months of 2011, 49,200 shares of Class A Common Stock were repurchased at an aggregate cost of approximately $0.8 million and an average price of $16.21 per share (excluding fees).  At September 30, 2011, $15 million remained available under the repurchase program.  Stock repurchases have been financed through existing funds and borrowings under the Company’s revolving credit facilities. Treasury stock has been accounted for using the cost method.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about ALC’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by ALC to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2011
Assets
Equity investments	$941	$—	$—	$941
Liabilities
Derivative financial instruments	—	137	—	137

December 31, 2010
Assets
Equity investments	$3,024	$—	$—	$3,024
Liabilities
Derivative financial instruments	—	920	—	920

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

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALC enters into derivative financial instruments, specifically interest rate swaps, for non-trading purposes.  ALC may use interest rate swaps from time to time to manage interest rate risk associated with floating rate debt.  As of September 30, 2011, ALC was party to two interest rate swaps with a total notional amount of $50.0 million.  Initially, ALC elected to apply hedge accounting for these interest rate swaps because they were an economic hedge of ALC’s floating rate debt.  In connection with the termination of the GE Credit Facility and entrance into the U.S. Bank Credit Facility, ALC discontinued hedge accounting prospectively for the previously designated swap instruments. ALC refinanced the underlying $50.0 million of hedged debt and subsequently paid down $32.0 million in the nine months ended September 30, 2011.  Although hedge accounting was discontinued on February 18, 2011, the swap instruments remain outstanding and are carried at fair value and are reported in accrued liabilities in the consolidated balance sheet.  At September 30, 2011, the combined market value of the swaps was a negative $0.1 million.

The table that follows summarizes the interest rate swap contracts outstanding at September 30, 2011 (dollars in thousands):

	Fixed	Notional	Effective	Expiration	Estimated
	Interest Rate	Amount	Date	Date	Fair Value
Interest rate swap – November 2008	2.83%	$30,000	11/13/2008	11/14/2011	$(95)
Interest rate swap – March 2009	1.98%	$20,000	3/11/2009	11/14/2011	$(42)

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

For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness (“Ineffectiveness”) are recognized in current earnings.  From the inception of ALC’s two interest rate swaps until February 18, 2011, when ALC refinanced its $120 million credit facility, there has been no impact on the consolidated statements of income from Ineffectiveness as both swaps have been 100% effective since entering the contracts and the contracts do not expire until November 2011, at which point the effective portion, if any, which had been previously recorded in other comprehensive income will be reclassified to earnings in the current period.  On February 18, 2011, as a result of entering into a new credit facility and repaying floating rate debt below the $50 million notional amount reflected in the cash flow hedge, ALC was required to record an amount equivalent to the proportion of outstanding LIBOR based floating rate debt plus an amount equal to the unamortized fair market value of the swaps in comprehensive income as of September 30, 2011.  The remainder was recorded as interest expense in the statements of income.

At September 30, 2011, ALC had no derivative contracts either designated as hedging instruments or not designated as hedging instruments in an asset position.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Values of Derivative Instruments
Liability Derivatives
(In thousands)

	September 30, 2011		December 31, 2010
Derivatives as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Accrued liabilities	$137	Accrued liabilities	$920

The above derivative liabilities were designated as cash flow hedges as of December 31, 2010 and were no longer designated as cash flow hedges at September 30, 2011.

11.  SUBSEQUENT EVENT

On November 3, 2011, the Board of Directors declared a cash dividend of 10 cents per share on the Class A and Class B Common Stock payable on December 15, 2011 to stockholders of record at the close of business on November 18, 2011.  The aggregate amount of the dividend is expected to be approximately $2.3 million.

Index

Item2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

In the third quarter of 2011, we continued to pursue our strategy of increasing revenues, operating margins and profitability by increasing private pay occupancy.

On a continuing residence basis, average private pay occupancy in the quarter ended September 30, 2011 increased by 70 units as compared to the quarter ended September 30, 2010. In the third quarter of 2011 we implemented more aggressive room and board promotional discounts than the third quarter of 2010.  While we experienced an increase in private pay occupancy, the additional discounts combined with our intended decrease in the number of our residents paying through Medicaid and similar government programs resulted in revenues that were essentially unchanged. All promotional discounts we offer are for a limited period of time.  We believe our success in attracting and maintaining private pay residents in the third quarter of 2011 was, and may continue to be, affected by the current poor general economic conditions and, as a result, promotional discounts may continue to be necessary to attract and retain private pay residents. Continuing poor general economic conditions, especially those related to high unemployment levels and poor housing markets, affect private pay occupancy and rates because:

▪family members are more willing and able to provide care at home;

▪residents have insufficient investment income or are unable to obtain necessary funds from the sale of their homes or other investments; and

▪independent living facilities are accepting traditional assisted living residents with home care services;

The impact of these factors is referred to in this report as the “Recession Impact”.  In the event general economic conditions fail to improve or get worse, we believe there can be negative pressure on our private pay occupancy and rates.

We have substantially completed our transition from our relatively large proportion of residents that paid for our assisted living services through Medicaid programs to residents who pay with private funds. Since December 31, 2005, we have reduced the proportion of our residents who pay through Medicaid programs from 30% to approximately 1% in the quarter ended September 30, 2011.  We believe the planned reduction in Medicaid occupancy was a necessary part of our long-term operating strategy to improve our overall revenue base because:

▪our private pay rates generally exceed those paid through Medicaid reimbursement programs by 50% to 70%;

▪we reduce our exposure to reductions in reimbursement rates provided by government programs; and

▪our private pay residents typically have less severe health needs and require fewer services than residents funded by Medicaid programs, resulting in:

oa better fit for our social and wellness model; and

oa safer environment for employees and the other residents in our communities.

Index

On a continuing residence basis, average Medicaid occupancy in the quarter ended September 30, 2011 decreased by 57 units as compared to the quarter ended September 30, 2010.  Our Medicaid census continues to decline overall because we no longer accept new Medicaid residents at all but one of our residences.  This planned reduction in Medicaid occupancy is referred to in this report as the “Medicaid Impact”.  In light of the substantial completion of our transition to private pay residents, we expect the Medicaid Impact to lessen in the remainder of 2011 and beyond.

We review our rates on an annual basis or as market conditions dictate.  As in past years, we implemented rate increases as of the first of January. Because general economic conditions continue to put pressure on private pay occupancy, in the third quarter of 2011, we implemented more aggressive promotional pricing.  Although all promotional pricing is temporary in nature, we experienced a decline in overall rates.  On a continuing residence basis, for the quarter ended September 30, 2011, rates declined by an overall average of 0.2% from the corresponding quarter ended September 30, 2010. The decline in overall rates was attributable to an average private pay rate decline of 0.6%, enhanced by an improvement in our private pay mix.  Our private pay rate declines in 2011 were affected by the Recession Impact. We expect overall rates in the fourth quarter of 2011 to be consistent with rates achieved in the third quarter of 2011.

Average occupancy as a percentage of total available units for all continuing residences in the quarters ended September 30, 2011 and 2010 was 62.4%, and 62.3%, respectively.  Average private pay occupancy as a percentage of total available units for all continuing residences in the quarters ended September 30, 2011 and 2010 was 61.7%, and 60.9%, respectively.

From time to time, we may increase or reduce the number of units we actively operate, which may affect reported occupancy and occupancy percentages.

Unit expansions

We have opened 367 units as part of our previously announced expansion program.  These openings added 20 units to the average number of available units in the quarter ended September 30, 2011 compared to the same quarter of the prior year. The additional average occupied units from the expansion increased private pay occupancy during the quarter ended September 30, 2011 by 19 units as compared to the quarter ended September 30, 2010.

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

Business Strategies

We plan to grow our revenue and operating income and improve our overall revenue base by:

▪increasing our private pay occupancy;

▪increasing the overall size of our portfolio by building additional capacity and making acquisitions;

▪applying efficiencies achievable from operating a large number of senior living residences; and

▪increasing the attractiveness and operating results of our portfolio by refurbishing and repositioning residences or eliminating residences that do not meet our internal goals.

Index

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

In February 2007, we announced plans to add a total of 400 units to our existing owned buildings.  By the end of the third quarter of 2011, we had completed, licensed, and begun accepting new residents in 367 of these units.

Since the inception of our expansion program we have spent $42.1 million through September 30, 2011, and our cost for the program has been approximately $115,000 per unit.  This unit cost includes the addition of common areas such as media rooms, family gathering areas and exercise facilities.  Our process of selecting buildings for expansion consisted of identifying what we believe to be our best performing buildings as determined by factors such as occupancy, strength of the local management team, private pay mix, and demographic trends for the area. We expect to continue to evaluate our portfolio of properties for potential expansion opportunities.

We intend to continue to grow our portfolio of residences by making selective acquisitions in markets with favorable private pay demographics.  Because of the size of our operations and the depth of our experience in the senior living industry, we believe we are able to effectively identify and maximize cost efficiencies and expand our portfolio by investing in attractive assets in our target markets.  Additional regional, divisional and corporate costs associated with our growth are anticipated to be proportionate to current operating levels.  Acquiring additional properties can require significant outlays of cash.  Our ability to make sizable future acquisitions may be limited by general economic conditions affecting credit markets.  At September 30, 2011, we had available borrowings under our credit facilities of $101.4 million.  See “Future Liquidity and Capital Resources” below.

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

Index

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

▪Consolidated Results of Operations: This section provides an analysis of our results of operations for the three and nine month periods ended September 30, 2011 compared to the three and nine month periods ended September 30, 2010.

▪Liquidity and Capital Resources: This section provides a discussion of our liquidity and capital resources as of September 30, 2011, and our expected future cash needs.

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

Business Overview

Revenues

We generate substantially all of our revenue from private pay sources. Residents are charged an accommodation fee that is based on the type of accommodation they occupy and a service fee that is based upon their assessed level of care.  We generally offer studio, one-bedroom and two-bedroom accommodations. The accommodation fee is based on prevailing market rates of similar senior living accommodations. The service fee is based upon periodic assessments, which include input of the resident and the resident’s physician and family and establish the additional hours of care and service provided to the resident. We offer various levels of care for our residents who require less or more frequent and intensive care or supervision.  For the three month periods ended September 30, 2011 and 2010, approximately 75% and 76%, respectively, of our private pay revenue was derived from accommodation fees with the balance derived from service fees. Both the accommodation and level of care service fees are charged on a per day basis, pursuant to residency agreements.

Medicaid rates are lower than rates earned from private payers. Therefore, we consider our private pay mix an important performance indicator.

Although we intend to continue to reduce the number of units occupied by residents paying through Medicaid, as of September 30, 2011, we provided assisted living services to Medicaid funded residents at 18 of the residences we operate. Medicaid programs in each state determine the revenue rates for accommodations and levels of care. The basis of the Medicaid rates varies by state.  In the third quarter of 2011, Medicaid reimbursement rates at our residences were essentially unchanged as compared to the third quarter of 2010.

Index

Residence Operations Expenses

For all continuing residences, as defined below, residence operations expense percentages consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Wage and benefit costs	60%	60%	60%	61%
Property related costs	24	24	24	23
Other operating costs	16	16	16	16
Total	100%	100%	100%	100%

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

Index

Adjusted EBITDA and Adjusted EBITDAR

Adjusted EBITDA is defined as net income from continuing operations before income taxes, interest expense net of interest income, depreciation and amortization, non-cash equity based compensation expense, transaction costs and certain non-cash, gains and losses, including disposal of assets, impairment of goodwill and other long-lived assets, gains and losses on sales of securities, and impairment of investments. Adjusted EBITDAR is defined as Adjusted EBITDA before rent expenses incurred for leased assisted living properties. Adjusted EBITDA and Adjusted EBITDAR are not measures of performance under accounting principles generally accepted in the United States of America, or GAAP. We use Adjusted EBITDA and Adjusted EBITDAR as key performance indicators and Adjusted EBITDA and Adjusted EBITDAR expressed as a percentage of total revenues as a measurement of margin.

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

In addition, when material, we assess key performance indicators for residences that we operate in all reported periods, or “same residence” operations. Same residence operations includes those residences that have been available for occupancy for the entire reporting period. For the three month period ended September 30, 2011, residences which are not considered “same residence” include the additions consisting of 25 units which opened July 1, 2010 and 20 units which opened February 1, 2011, two residences that were temporarily closed subsequent to April 1, 2010, and two refurbished residences that reopened in the third quarter of 2011. For the nine month period ended September 30, 2011, residences which are not considered “same residence” include the additions consisting of 25 units which opened July 1, 2010 and 20 units which opened February 1, 2011, three residences that were temporarily closed subsequent to January 1, 2010 and two refurbished residences that reopened in the third quarter of 2011.The number of units, occupancy or payer mix associated with these residences were not materially different from data included in all continuing residences; therefore, same residence information has been omitted from our discussion of key performance indicators.

Index

ADC

All Continuing Residences

The following table sets forth our average daily census (“ADC”) for the three and nine month periods ended September 30, 2011 and 2010 for both private pay and Medicaid residents for all of the continuing residences whose results are reflected in our condensed consolidated financial statements.

Average Daily Census

	Three Months Ended September 30		Nine Months Ended September
	2011	2010	2011	2010
Private pay	5,562	5,492	5,522	5,479
Medicaid	66	123	80	166
Total ADC	5,628	5,615	5,602	5,645
Private pay occupancy percentage	98.8%	97.8%	98.6%	97.1%
Private pay revenue percentage	99.3%	98.7%	99.2%	98.1%

During the three and nine month periods ended September 30, 2011, total ADC increased 0.2% and decreased 0.8%, while private pay increased 1.3% and 0.8% and Medicaid decreased 46.3% and 51.8% , respectively, from the corresponding periods of 2010. Private pay ADC increased 1.3% from the prior year primarily from successes in our sales and marketing approach.  Medicaid ADC decreased 51.8% from the similar period due to the Medicaid Impact.  As a result of the Medicaid Impact as well as improved private pay occupancy, the private pay occupancy percentage increased in percentage for the three and nine month periods ended September 30, 2011 from 97.8% to 98.8% and 97.1% to 98.6% respectively, and the private pay revenue percentage increased from 98.7% to 99.3% and 98.1% to 99.2% respectively, from the corresponding periods of 2010.

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

Because of the impact that developmental units have on occupancy rates, when material, we split occupancy information between mature and developmental units.  In general, developmental units are defined as the additional units in a residence that has undergone an expansion or in a new residence that has opened.  New units identified as developmental are classified as such for a period of no longer than twelve months after completion of construction.  The 45 expansion units that opened subsequent to January 1, 2010 and the two refurbished residences that reopened in the second quarter of 2011 constitute the developmental units at September 30, 2011.  All units that are not developmental are considered mature units. The number of units, occupancy or payer mix associated with the residences considered to be developmental and not mature are immaterial; therefore, mature versus development information has been omitted from our discussion of key performance indicators.

Index

All Continuing Residences

The following table sets forth our occupancy percentages for the three and nine month periods ended September 30, 2011 and 2010 for all continuing residences whose results are reflected in our condensed consolidated financial statements:

Occupancy Percentage

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
All residences	62.4%	62.3%	62.3%	62.7%

Occupancy percentages for all residences increased from 62.3% to 62.4% in the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010, and decreased from 62.7% to 62.3% in the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010.

The change in our occupancy percentages for the three and nine months ended September 30, 2011 were primarily due to our continuing focused effort to reduce the number of units available for Medicaid residents partially offset by improvement in our private pay census.

Average Revenue Rate

All Continuing Residences

The following table sets forth our average daily revenue rates for the three and nine month periods ended September 30, 2011 and 2010 for all continuing residences whose results are reflected in our condensed consolidated financial statements.

Average Daily Revenue Rate

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Average daily revenue rate	$113.09	$113.29	$114.81	$113.36

The average daily revenue rate declined by 0.2% in the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010 primarily due to an increased use of promotional discounts.  The average daily revenue rate increased by 1.3% in the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010 due to January price increases partially offset by an increased use of promotional discounts.  Private pay rate increases have historically been higher than those achieved in the three and nine month periods ended September 30, 2011.  Our rate increases have been impacted by the Recession Impact and may continue to be impacted if general economic conditions do not improve.

Index

Number of Residences Under Operation

The following table sets forth the number of residences under operation as of September 30:

	2011	2010
Owned(1)	161	152
Under operating leases	50	59
Total under operation	211	211

Percent of residences:
Owned	76.3%	72.0%
Under operating leases	23.7	28.0
	100.0%	100.0%

(1) Includes ten residences temporarily closed for refurbishment in 2011 and six residences temporarily closed for refurbishment in 2010.

ADJUSTED EBITDA and ADJUSTED EBITDAR

The following table sets forth a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDAR for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$5,763	$4,567	$17,050	$11,076
Add: Provision for income taxes	3,388	2,599	8,851	6,340
Income from continuing operations before income taxes	9,151	7,166	25,901	17,416
Add:
Depreciation and amortization	5,807	5,745	17,260	17,113
Other-than-temporary investments impairment	—	—	—	2,026
Interest expense, net	2,024	1,891	6,206	5,670
Non-cash equity based compensation	299	252	973	614
(Gain)/loss on disposal of fixed asset	(54)	(36)	(95)	279
Transaction expenses associated with property acquisition	—	18	—	18
Recovery of Purchase accounting associated with early termination of debt	(168)	—	(168)	—
Change in value of derivative and amortization	(164)	—	94	—
Gain on sale of securities	—	—	(910)	—
Write-Off of deferred financing fees	—	—	279	—
Adjusted EBITDA	16,895	15,036	49,540	43,136
Add: Lease expense	4,430	5,161	13,225	15,355
Adjusted EBITDAR	$21,325	$20,197	$62,765	$58,491

Index

The following table sets forth the calculations of Adjusted EBITDA and Adjusted EBITDAR percentages for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Revenues	$58,553	$58,529	$175,589	$174,693
Adjusted EBITDA	$16,895	$15,036	$49,540	$43,136
Adjusted EBITDAR	$21,325	$20,197	$62,765	$58,491
Adjusted EBITDA as percent of total revenue	28.9%	25.7%	28.2%	24.7%
Adjusted EBITDAR as percent of total revenue	36.4%	34.5%	35.7%	33.5%

Both Adjusted EBITDAR and Adjusted EBITDA increased in the third quarter of 2011 primarily due to a decrease in residence operations expenses ($0.3 million) (this excludes the gain on disposal of fixed assets), a decrease in general and administrative expenses ($0.8 million) (this excludes non-cash equity based compensation), and, for Adjusted EBITDA only, a decrease in residence lease expense ($0.7 million).

Both Adjusted EBITDA and Adjusted EBITDAR increased in the nine months ended September 30, 2011 primarily from a decrease in residence operations expenses ($1.9 million) (this excludes the gain on disposal of fixed assets), a decrease in general and administrative expenses ($1.5 million) (this excludes non-cash equity based compensation), the increase in revenues discussed below ($0.9 million) and, for Adjusted EBITDA only, a decrease in residence lease expense ($2.1 million).

See “— Business Overview — Key Performance Indicators — Adjusted EBITDA and Adjusted EBITDAR” above for a discussion of our use of Adjusted EBITDA and Adjusted EBITDAR and a description of the limitations of such use.

Consolidated Results of Operations

Three months ended September 30, 2011 compared with three months ended September 30, 2010

The following table sets forth details of our revenues and income as a percentage of total revenues for the three month periods ended September 30:

	2011	2010
Revenues	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	59.0	59.6
General and administrative	5.0	6.3
Residence lease expense	7.6	8.8
Depreciation and amortization	9.9	9.8
Total operating expenses	81.5	84.5
Income from operations	18.5	15.5
Interest expense, net	(2.9)	(3.2)
Income tax expense	(5.8)	(4.5)
Net income	9.8%	7.8%

Revenues

Revenues in the third quarter of 2011 were essentially flat from the third quarter of 2010 primarily due to higher average daily revenue as a result of an increase in private pay occupancy ($0.7 million), offset by the planned reduction in the number of units occupied by Medicaid residents ($0.4 million) and rate decreases primarily associated with promotional discounts ($0.3 million).  Average private pay rates declined in the third quarter of 2011 by 0.6% over average private pay rates for the third quarter of 2010.  Average overall rates, including the impact of improved payer mix, decreased in the third quarter of 2011 by 0.2% over comparable rates for the third quarter of 2010.

Index

Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)

Residence operations expense decreased $0.4 million, or 1.0%, in the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010, primarily due to lower building maintenance expenses ($0.2 million) and lower labor expenses ($0.2 million).  Staffing needs in the third quarter of 2011 as compared to the third quarter of 2010 decreased primarily because of a decline in the number of units occupied by Medicaid residents who tend to have higher care needs than private pay residents. In addition, general economic conditions enabled us to hire new employees at lower wage rates.

General and Administrative

General and administrative costs decreased $0.7 million, or 20.1%, in the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010.  General and administrative expenses decreased as a result of lower salary and benefit expenses ($0.4 million), lower administrative expenses ($0.2 million) and lower travel expenses ($0.1 million).

Residence Lease Expense

Residence lease expense for the three month period ended September 30, 2011 decreased $0.7 million, or 14.1% from the three month period ended September 30, 2010.  The decrease of $0.7 million is the result of ALC acquiring nine properties on October 1, 2010, which it had previously leased.

Depreciation and Amortization

Depreciation and amortization increased $0.1 million or 1.1% in the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010.  An increase of $0.2 million in depreciation expense for the third quarter is the result of one addition that opened subsequent to the third quarter of 2010, and from general capital expenditures across our portfolio. Amortization expense for the third quarter of 2011 decreased $0.1 million from the third quarter of 2010 because a component of our intangible assets became fully amortized in January of 2011.

Income from Operations

Income from operations for the three month period ended September 30, 2011 was $10.9 million compared to $9.1 million for the three month period ended September 30, 2010 due to the reasons described above.

Other-Than-Temporary Investments Impairment

There was no other than temporary investment impairments in the third quarter of 2011.  Other-than-temporary investments impairment was $2.0 million in the third quarter of 2010. In the third quarter of 2010, we performed a quarterly review of investment securities and determined impairment of certain investments were other-than-temporary.

Interest Expense

Interest expense on debt decreased $0.2 million in the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010, due to an increase in the interest rate margin on the U.S. Bank Credit Facility as compared to the GE Credit Facility ($0.2 million), offset by the write-off of a purchase accounting reserve in connection with the repayment of a HUD mortgage.

Index

 Interest Income

Interest income was unchanged in the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010.

Income before Income Taxes

Income before income taxes for the three month period ended September 30, 2011 was $9.2 million compared to $7.2 million for the three month period ended September 30, 2010 due to the reasons described above.

Income Tax Expense

Income tax expense for the three month period ended September 30, 2011 was $3.4 million compared to $2.6 million for the three month period ended September 30, 2010.  Our effective tax rates were 37.0% and 36.3% for the three month periods ended September 30, 2011 and 2010, respectively.  Effective tax rates in the three month period ended September 30, 2011 increased due to an increase in taxable income.

Net Income

Net income for the three month period ended September 30, 2011 was $5.8 million compared to $4.6 million for the three month period ended September 30, 2010 due to the reasons described above.

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010

The following table sets forth details of our revenues and income as a percentage of total revenues for the nine month periods ended September 30:

	2011	2010
Revenues	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	58.7	60.3
General and administrative	6.0	6.7
Residence lease expense	7.5	8.8
Depreciation and amortization	9.8	9.8
Total operating expenses	82.0	85.6
Income from operations	18.0	14.4
Other-than-temporary investments impairment	—	(1.2)
Interest expense, net	(3.6)	(3.3)
Gain on sale of securities	0.5	—
Income tax expense	(5.1)	(3.6)
Net income	9.8%	6.3%

Revenues

Revenues in the nine months ended September 30, 2011 increased from the nine months ended September 30, 2010 primarily due to higher average daily revenue from rate increases ($1.3 million) and an increase in private pay occupancy ($1.3 million), partially offset by the planned reduction in the number of units occupied by Medicaid residents ($1.7 million).  Average private pay rates increased in the nine months ended September 30, 2011 by 0.8% over average private pay rates for the nine months ended September 30, 2010.  Average overall rates, including the impact of improved payer mix, increased in the nine months ended September 30, 2011 by 1.3% over the comparable rates for the nine months ended September 30, 2010.

Index

Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)

Residence operations expense decreased $2.3 million, or 2.2%, in the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010.  Residence operations expenses decreased $1.9 million from lower salaries and benefits and $0.4 million from lower kitchen and housekeeping expenses.  Staffing needs in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 decreased primarily because of a decline in the number of units occupied by Medicaid residents who tend to have higher care needs than private pay residents. In addition, general economic conditions enabled us to hire new employees at lower wage rates. Kitchen expenses were lower due to new group purchasing plans and lower overall occupancy.

General and Administrative

General and administrative costs decreased $1.1 million, or 9.7%, in the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010. General and administrative expenses decreased $0.8 million due to lower salaries and benefits and from non-recurring expenses associated with the realignment of our divisions in the nine month period ended September 30, 2010.

Residence Lease Expense

Residence lease expense for the nine month period ended September 30, 2011 decreased $2.1 million, or 13.9% from the nine month period ended September 30, 2010.  The decrease is the result of ALC acquiring nine properties on October 1, 2010, which it had previously leased.

Depreciation and Amortization

Depreciation and amortization increased $0.1 million in the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010.  Depreciation expense increased $0.4 million in the nine month period ended September 30, 2011 as a result of one addition that opened subsequent to the second quarter of 2010, and from general capital expenditures across our portfolio. Amortization expense for the nine month period ended September 30, 2011 decreased $0.3 million from the nine month period ended September 30, 2010 because a component of our intangible assets became fully amortized in January of 2011.

Income from Operations

Income from operations for the nine month period ended September 30, 2011 was $31.4 million compared to $25.1 million for the nine month period ended September 30, 2010 due to the reasons described above.

Other-Than-Temporary Investments Impairment

There was no other than temporary investment impairments in the nine months ended September 30, 2011.  Other-than-temporary investments impairment was $2.0 million in the nine months ended September 30, 2010. In the second quarter of 2010, we performed a quarterly review of investment securities and determined impairment of certain investments were other-than-temporary.

Interest Expense

Interest expense increased $0.7 million to $6.4 million in the nine month period ended September 30, 2011, compared to the nine month period ended September 30, 2010.  Interest on debt (including amortization on financing fees) increased by $0.4 million due to a $12.3 million mortgage financing completed in the third quarter of 2010.  Due to the refinancing of the GE Credit Facility and subsequent reduction in the balances of floating rate debt, ALC undesignated its cash flow hedges in the first quarter of 2011 and reclassified $0.5 million of derivative losses in comprehensive income to interest expense by September 30, 2011.  Interest expense also increased $0.3 million due to the write off of the remaining deferred financing costs associated with the GE Credit Facility. Recovery of a purchase accounting adjustment related to the early repayment of one of the HUD loans reduced interest expense by $0.2 million.  Due to an increase in the interest rate margin associated with with the U.S. Bank Credit Facility as compared to the GE Credit Facility, interest expense on floating rate debt remained unchanged despite an $18.4 million lower average outstanding balance.  The fair value of the remaining derivative liability declined resulting in a reduction of interest expense of $0.1 million.

Index

Interest Income

Interest income was relatively unchanged in the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010.

Gain on Sale of Securities

ALC recorded a $0.9 million gain associated with the sale of equity investments in the nine month period ended September 30, 2011.  There was no gain on the sale of securities in the nine month period ended September 30, 2010.

Income before Income Taxes

Income before income taxes for the nine month period ended September 30, 2011 was $25.9 million compared to $17.4 million for the nine month period ended September 30, 2010 due to the reasons described above.

Income Tax Expense

Income tax expense for the nine month period ended September 30, 2011 was $8.9 million compared to $6.3 million for the nine month period ended September 30, 2010.  Our effective tax rates were 34.2% and 36.4% for the nine month periods ended September 30, 2011 and 2010, respectively. Our effective rate was favorably impacted in the nine month period ended September 30, 2011 by a settlement with Extendicare, Inc. regarding a dispute associated with a tax allocation agreement (1.6% reduction in current period effective rate) entered into in connection with our separation from Extendicare in 2006.  Our effective tax rate excluding this settlement would have been 37.0%.  Excluding the settlement, effective tax rates for the nine month period ended September 30, 2011 increased from the nine month period ended September 30, 2011 due to an increase in taxable income.

Net Income

Net income for the nine month period ended September 30, 2011 was $17.1 million compared to $11.1 million for the nine month period ended September 30, 2010 due to the reasons described above.

Liquidity and Capital Resources

Sources and Uses of Cash

We had cash and cash equivalents of $2.6 million and $13.4 million at September 30, 2011 and December 31, 2010, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the nine month periods ended September 30:

	2011	2010
	(In thousands)
Cash provided by operating activities	$41,290	$36,311
Cash used in investing activities	(7,961)	(12,394)
Cash (used in)/provided by financing activities	(44,094)	8,857
(Decrease)/increase in cash and cash equivalents	$(10,765)	$32,774

Cash provided by operating activities was $41.3 million in the nine month period ended September 30, 2011 compared to $36.3 million in the nine month period ended September 30, 2010.

Index

Our working capital decreased $17.2 million in the nine month period ended September 30, 2011 compared to December 31, 2010.  Working capital decreased primarily because cash decreased by $10.8 million, deferred revenue increased by $4.2 million, investments decreased by $2.9 million, deferred income taxes decreased by $1.5 million, income taxes payable increased by $0.5 million, income tax receivable decreased $0.4 million, partially offset by an increase in supplies and prepaids of $1.1 million, an increase in accounts receivable of $1.1 million, an increase in deposits in escrow of $0.5 million, and a decrease in accounts payable of $0.4 million.

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

Property and equipment decreased $5.3 million in the nine months ended September 30, 2011 compared to December 31, 2010.  Property and equipment decreased $16.4 million from depreciation expense, partially offset by $11.1 million from capital expenditures (including new construction).

Total debt, including both current and long-term, was $94.9 million as of September 30, 2011, a decrease of $37.3 million from $132.1 million at December 31, 2010.  The decrease in debt was due to repayments on revolving debt of $32.0 million, repayments on mortgage debt of $5.1 million and the write-off of a purchase accounting reserve in relation to the repayment of a HUD loan of $0.2 million.

Cash used in investing activities was $8.0 million for the nine months ended September 30, 2011 compared to $12.4 million in the nine months ended September 30, 2010.  Investing activities in the nine months ended September 30, 2011 included $10.8 million for purchases of property and equipment, $0.5 million for the expansion program, and $0.2 million for the purchase of securities for our executive retirement plan, partially offset by $3.3 million for the sale of securities.  Investment activities in the nine months ended September 30, 2010, included purchases of property and equipment of $7.6 million, payments for new construction projects of $4.6 million and $0.2 million for the purchase of securities for our executive retirement plan.

Cash used in financing activities was $44.1 million for the nine months ended September 30, 2011 compared to cash provided by financing activities of $8.9 million in the nine months ended September 30, 2010.  Financing activities in the nine months ended September 30, 2011 included $50.0 million for the repayment of the GE revolving debt, $63.0 million for payments on the U.S. Bank Credit Facility, $5.1 million for the repayment of mortgage debt, $4.6 million for the payment of dividends, $1.9 million for the payment of financing costs, and $0.8 million for the repurchase of 49,200 shares of Class A Common Stock, partially offset by $81.0 million of proceeds from borrowings on the U.S. Bank Credit Facility and $0.3 million for the issuance of shares for stock options.  In the 2010 period, financing activities consisted primarily of $12.3 million in proceeds from the issuance of new mortgage debt, $2.0 million for the purchase of Class A Common Stock and $1.4 million for the repayment of mortgage debt.

$125 Million Credit Facility

On February 18, 2011, ALC terminated its $120 million credit facility with General Electric Capital Corporation and other lenders (the “GE Credit Facility”) and entered into a five year, $125 million revolving credit facility with U.S. Bank National Association as administrative agent and certain other lenders (the “U.S. Bank Credit Facility”). ALC’s obligations under the U.S. Bank Credit Facility are guaranteed by three ALC subsidiaries that own 31 residences and are secured by mortgage liens against such residences and by a lien against substantially all of the assets of ALC and those subsidiaries.  Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate plus a margin or LIBOR plus a margin that varies according to a pricing grid based on a consolidated leverage test.  The initial margins on base rate and LIBOR loans were 1.75% and 2.75%, respectively.  On May 6, 2011 through September 30, 2011, the margins on base rate and LIBOR loans were reduced to 1.5% and 2.5%, respectively.

ALC used proceeds of $50.0 million from the U.S. Bank Credit Facility to repay all outstanding amounts under the GE Credit Facility.

Index

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

ALC is subject to certain restrictions and financial covenants under the facility including maintenance of less than a maximum consolidated leverage ratio and greater than a minimum consolidated fixed charge coverage ratio, and restrictions on payments for capital expenditures, expansions and acquisitions. Payments for dividends and stock repurchases may be restricted if ALC fails to maintain consolidated leverage ratio levels specified in the facility.  In addition, upon the occurrence of certain transactions, including but not limited to property loss events, ALC may be required to make mandatory prepayments. ALC is also subject to other customary covenants and conditions.  Outstanding borrowings under the facility at September 30, 2011 were $18.0 million.  In addition, the facility provided collateral for $5.6 million in outstanding letters of credit.  At September 30, 2011, ALC was in compliance with all applicable covenants and available borrowings under the facility were $101.4 million.

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

We entered into derivative financial instruments in November 2008 and March 2009, specifically interest rate swaps, for non-trading purposes.  We may use interest rate swaps from time to time to manage interest rate risk associated with floating rate debt.  The November 2008 and March 2009 interest rate swap agreements expire in November 2011, the same time our $120 million revolving credit facility was scheduled to mature, and have a total notional amount of $50.0 million.  We elected to apply hedge accounting for both interest rate swaps because they were an economic hedge of our floating rate debt and we do not enter into derivatives for speculative purposes.  Both interest rate swaps are cash flow hedges.  The derivative contracts had a negative net fair value of $0.1 million and $0.9 million as of September 30, 2011 and December 31, 2010, respectively, based on current market conditions affecting interest rates, and are recorded in accrued liabilities.

In connection with the termination of the GE Credit Facility and entrance into the U.S. Bank Credit Facility, ALC discontinued hedge accounting prospectively for the previously designated interest rate swap instruments. ALC refinanced the underlying $50.0 million of hedged debt and subsequently paid down $32.0 million in the nine months ended September 30, 2011.  Consequently, $0.9 million of losses, $0.5 million net of tax, accumulated in other comprehensive income related to the previously designated swap instruments was charged to interest expense.  Although hedge accounting was discontinued on February 18, 2011, the swap instruments remain outstanding and are carried at fair value in the condensed consolidated balance sheet.  The change in fair value of $0.5 million beginning February 18, 2011 through September 30, 2011 has been included in interest expense in the condensed consolidated statements of income. At September 30, 2011, the combined market value of the swap instruments was a negative $0.1 million.  In addition, in the first quarter of 2011, ALC incurred a $0.3 million charge to interest expense relating to the remaining book value of deferred financing fees in connection with the termination of the GE Credit Facility.

Index

Debt Instruments

Other than the refinancing of our revolving credit facility and the subsequent $32.0 million repayment on our revolving credit facility, and the repayment of $2.8 million of one of the HUD mortgage loans, there were no material changes in our debt obligations from December 31, 2010 to September 30, 2011, and, as of the date of this report, ALC was in compliance with all financial covenants in its debt agreements.

Principal Repayment Schedule

Other than the repayment of one of the HUD mortgage loans, there were no material changes in our monthly debt service payments from December 31, 2010 to September 30, 2011.  The repayment resulted in a reduction in monthly principal and interest payments of approximately $20,000.

Letters of Credit

As of September 30, 2011, ALC had $5.6 million in outstanding letters of credit, which are collateralized under the U.S. Bank Credit Facility. Approximately $5.1 million of the letters of credit provide security for workers’ compensation insurance and the remaining $0.5 million of letters of credit are security for landlords of leased properties. The letters of credit have maturity dates ranging from October 2011 to March 2012.

Restricted Cash

As of September 30, 2011, restricted cash consisted of $0.3 million of cash deposits as security for Oregon Trust Deed Notes, $1.6 million of cash deposits as security for HUD insured mortgage loans and $0.1 million for requirements associated with the payment of workers compensation claims.

Off Balance Sheet Arrangements

ALC has no off balance sheet arrangements.

Cash Management

As of September 30, 2011, we held unrestricted cash and cash equivalents of $2.6 million.  We forecast cash flows on a regular monthly basis to determine the investment periods, if any, of certificates of deposit and we monitor daily incoming and outgoing expenditures to ensure available cash is invested on a daily basis when warranted.  As of September 30, 2011, approximately $1.7 million of our cash balances were held by Pearson to provide for potential insurance claims.

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

However, the failure to meet certain operating and occupancy covenants in the CaraVita operating lease could give the lessor the right to accelerate the lease obligations and terminate our right to operate all or some of those properties.  We were in compliance with all such covenants as of September 30, 2011, but continued poor economic conditions could constrain our ability to remain in compliance in the future.

Index

Failure to comply with those obligations could result in our being required to make an accelerated payment of the present value of the remaining obligations under the lease through its expiration in March 2015 (approximately $17.8 million as of September 30, 2011), as well as the loss of future revenue and cash flow from the operations of those properties.  The acceleration of the remaining obligation and loss of future cash flows from operating those properties could have a material adverse impact on our operations. Based upon current and reasonably foreseeable events and conditions, ALC does not believe that there is a reasonably likely degree of risk of breach of the CaraVita covenants.

Share Repurchase

In the nine months ended September 30, 2011, we repurchased 49,200 shares of our Class A Common Stock at a cost of $797,603 and an average price of $16.21 per share (excluding fees), all of which was purchased in the first quarter of 2011.  On May 2, 2011, the Board of Directors extended the stock repurchase plan by resetting the authorized amount of repurchases to $15 million and removing the expiration date.  The plan will no longer be subject to an annual expiration date and will only expire upon completion of stock repurchases totaling $15 million or by action of the Board. At September 30, 2011, $15 million remained available under the repurchase program.

Dividends

On May 2, 2011, the Board of Directors declared a $0.10 per share cash dividend on the outstanding Class A and Class B common stock payable to stockholders of record on May 20, 2011.  The aggregate dividend was $2.3 million and was paid on June 15, 2011.   On August 4, 2011, the Board of Directors declared $0.10 per share cash dividend on the outstanding Class A and Class B Common Stock payable to stockholders of record on August 19, 2011.  The aggregate dividend was $2.3 million and was paid on September 15, 2011. On November 3, 2011 the Board of Directors declared a $0.10 per share cash dividend on the outstanding Class A and Class B common stock payable on December 15, 2011 to stockholders of record at the close of business on November 18, 2011.  The aggregate dividend is estimated to be $2.3 million.  The declaration and payment of future dividends will be at the discretion of our Board of Directors and will depend on a number of factors including our financial condition, operating results, current and anticipated cash needs, plans for expansion, contractual restrictions with respect to the payment of dividends and other factors deemed relevant by the Board of Directors.

Accrual for Self-Insured Liabilities

At September 30, 2011, we had an accrued liability for settlement of self-insured liabilities of $2.5 million in respect of general and professional liability claims.  Claim payments were $0.3 million and $0.4 million for the nine month periods ended September 30, 2011 and 2010, respectively.  The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported.  We estimate that $0.5 million of the total $2.5 million liability will be paid in the next twelve months.  The timing of payments is not directly within our control, and, therefore, estimates are subject to change.  Provisions for general and professional liability insurance are determined using annual independent actuarial valuations.  We believe we have provided sufficient provisions for general and professional liability claims as of September 30, 2011.

At September 30, 2011, we had an accrual for workers’ compensation claims of $3.4 million.  Claim payments for the nine months ended September 30, 2011 and 2010 were $2.0 million and $1.9 million, respectively.  The timing of payments is not directly within our control, and, therefore, estimates are subject to change.  Provisions for workers compensation insurance are determined using annual independent actuarial valuations.  We believe we have provided sufficient provisions for workers’ compensation claims as of September 30, 2011.

At September 30, 2011, we had an accrual for medical insurance claims of $0.7 million.  The accrual is an estimate based on the historical claims per participant incurred over the historical lag time between date of service and payment by our third party administrator.  The timing of payments is not directly within our control, and, therefore, estimates are subject to change.  We believe we have provided sufficient provisions for medical insurance claims as of September 30, 2011.

Index

Unfunded Deferred Compensation Plan

At September 30, 2011, we had an accrual of $3.2 million for our unfunded deferred compensation plan.  We implemented an unfunded deferred compensation plan in 2005 which is offered to company employees who are defined as highly compensated by the Internal Revenue Code.  Participants may defer up to 10% of their base salary.

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

Contractual Obligations

Other than the refinancing of our revolving credit facility and the subsequent $32.0 million  repayment on our revolving credit facility, there were no material changes in our contractual obligations outside of the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Disclosures

At September 30, 2011, our long-term debt, including the current portion, consisted of fixed rate debt of $76.8 million, exclusive of a $0.1 million purchase accounting market value adjustment, and variable rate debt of $18.0 million.  At December 31, 2010, our long-term debt, including the current portion, consisted of fixed rate debt of $81.9 million, exclusive of a $0.3 million purchase accounting market value adjustment, and variable rate debt of $50 million.

Our earnings are affected by changes in interest rates on unhedged borrowings under our $125 million credit facility.  At September 30, 2011, we had $16.0 million of variable rate borrowings based on LIBOR plus a premium and $2.0 million based on prime plus a premium.  As of September 30, 2011, our variable rate was 250 basis points in excess of LIBOR on LIBOR-based loans and 150 basis points in excess of prime on prime-based loans.   For every 1% change in LIBOR and prime, our interest expense will change by approximately $160,000 and $20,000, respectively, annually.  This analysis does not consider changes in the actual level of borrowings or repayments that may occur subsequent to September 30, 2011.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

Index

In order to reduce risk related to our variable rate debt, from time to time we may enter into interest rate swap contracts or other interest rate protection agreements.  As of September 30, 2011, we had the following interest rate swap contracts:

Contract Date	Notional Amount	Fixed Rate	Maturity	Fair Value at September 30, 2011
November 13, 2008	$30 million	2.83%	November 2011	$(95,000)
March 10, 2009	$20 million	1.98%	November 2011	$(42,000)

A 1% increase in interest rates would increase the fair value of these swap contracts by approximately $46,000 and a 1% decrease in interest rates would decrease the fair value of these swap contracts by approximately $46,000.

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

Quantitative Disclosures

There were no material changes in the principal or notional amounts and related weighted average interest rates by year of maturity for our fixed rate debt obligations since December 31, 2010.  On February 18, 2011, we refinanced our revolving credit facility and subsequently repaid $32.0 million on the U.S. Bank Credit Facility.

Item4. CONTROLS AND PROCEDURES

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

Index

Internal Control Over Financial Reporting

There have not been any changes in ALC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, ALC’s internal control over financial reporting.

Index

Part II. OTHER INFORMATION

Item1. LEGAL PROCEEDINGS

      On November 19, 2010, the New Jersey Department of Health and Senior Services (“DHSS”) issued a cease and desist order alleging that ALC was operating four unlicensed assisted living residences in the state of New Jersey.  The order assessed a fine of $2,500 per day, per building beginning October 16, 2010.  ALC management disagreed with DHSS’ allegations and filed a timely appeal with the New Jersey Office of Administrative Law (“OAL”).

      On September 7, 2011, ALC and DHSS finalized a settlement resolving this dispute.  The settlement includes payment of $100,000 by ALC to DHSS for monetary penalties and administrative costs incurred by DHSS.  The agreement also requires DHSS to withdraw the cease and desist order and certain other fines and sanctions previously assessed against ALC for alleged violations of the New Jersey administrative code.  Finally, the settlement allows ALC to continue moving forward with its decision to operate six residences as registered multiple dwellings.

Item1A.RISK FACTORS.

      There are no material changes to the disclosure regarding risk factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In compliance with Item 703 of Regulation S-K, the Company provides the following summary of its purchases of Class A Common Stock during its third quarter of 2011.

Period	(a)Total Number of Shares Purchased	(b)Average Price Paid Per Share (excluding fees)	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2011 to July 31, 2011	—	—	—	$15,000,000
August 1, 2011 to August 31, 2011	—	—	—	$15,000,000
September 1, 2011 to September 30, 2011	—	—	—	$15,000,000
Total	—	—	—	$15,000,000

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

Item5. OTHER INFORMATION.

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

Index

Factors and uncertainties facing our industry and us include:

▪unfavorable economic conditions, such as recessions, high unemployment levels, and declining housing and financial markets, could adversely affect the assisted living industry in general and cause us to lose revenue;

▪events which adversely affect the ability of seniors to afford our monthly resident fees including sustained economic downturns, difficult housing markets and losses on investments designated for retirement could cause our occupancy rates, revenues and results of operations to decline;

▪national, regional and local competition could cause us to lose market share and revenue;

▪our ability to cultivate new or maintain existing relationships with physicians and others in the communities in which we operate who provide referrals for new residents could affect occupancy rates;

▪changes in the numbers of our residents who are private pay residents may significantly affect our profitability;

▪termination of our resident agreements and vacancies in the living spaces we lease could adversely affect our revenues, earnings and occupancy levels;

▪increases in labor costs, as a result of a shortage of qualified personnel, regulatory requirements or otherwise, could substantially increase our operating costs;

▪we may not be able to increase residents’ fees to cover energy, food and other costs which could reduce operating margins;

▪markets where overbuilding exists and future overbuilding in other markets where we operate our residences may adversely affect our operations;

▪personal injury claims, if successfully made against us, could materially and adversely affect our financial condition and results of operations;

▪failure to comply with laws and government regulation could lead to fines, penalties or operating restrictions;

▪compliance with new laws or regulations may require us to change our operations and make unanticipated expenditures which could increase our costs and adversely affect our earnings and financial condition;

▪audits and investigations under our contracts with federal and state government agencies could have adverse findings that may negatively impact our business;

▪failure to comply with environmental laws, including laws regarding the management of infectious medical waste, could materially and adversely affect our financial condition and results of operations;

▪failure to comply with laws governing the transmission and privacy of health information could materially and adversely affect our financial condition and results of operations;

▪efforts to regulate the construction or expansion of healthcare providers could impair our ability to expand through construction of new residences or additions to existing residences;

▪we may make acquisitions that could subject us to a number of operating risks; and

▪costs associated with capital improvements could adversely affect our profitability.

Index

Factors and uncertainties related to our indebtedness and lease arrangements include:

▪loan and lease covenants could restrict our operations and any default could result in the acceleration of indebtedness or cross-defaults, any of which would negatively impact our liquidity and our ability to grow our business and revenues;

▪if we do not comply with the requirements in leases or debt agreements pertaining to revenue bonds, we would be subject to lost revenues and financial penalties;

▪restrictions in our indebtedness and long-term leases could adversely affect our liquidity, our ability to operate our business, and our ability to execute our growth strategy; and

▪increases in interest rates could significantly increase the costs of our unhedged debt and lease obligations, which could adversely affect our liquidity and earnings.

Additional risk factors are discussed under the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission and available through the Investor Relations section of our website, www.alcco.com.

Item6. EXHIBITS.

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

John Buono
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: November 8, 2011

S-1

Index

ASSISTED LIVING CONCEPTS, INC.

EXHIBIT INDEX TO SEPTEMBER 30, 2011 QUARTERLY REPORT ON FORM 10-Q

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

* Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

EI-1