Form 10-K
period 2011-12-31
ASSISTED LIVING CONCEPTS INC
filed 2012-03-12
CIK 929994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $162 million.  For purposes of this computation shares of Class B Common Stock were assumed to have the same market value as Class A Common Stock.  Common shares held as of June 30, 2011 by executive officers, directors and holders of more than 5% of the outstanding common shares have been excluded from this computation because such persons or institutions may be deemed to be affiliates.  This determination of affiliate status is not a conclusive determination for any other purpose.

As of March 9, 2012, the registrant had 20,058,610 shares of its Class A Common Stock, $0.01 par value outstanding and 2,910,928 shares of its Class B Common Stock, $0.01 par value outstanding.

Documents Incorporated by Reference
Certain sections of the registrant’s definitive proxy statement relating to its 2012 annual stockholders’ meeting to be held on May 3, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ASSISTED LIVING CONCEPTS, INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

ASSISTED LIVING CONCEPTS, INC.
PART I

ITEM 1 — BUSINESS

The Company

As of December 31, 2011, Assisted Living Concepts, Inc. (“ALC”) and its subsidiaries operated 211 senior living residences in 20 states in the United States totaling 9,325 units.  ALC’s residences typically range from 40 to 60 units and offer residents a supportive, home-like setting and assistance with the activities of daily living.

ALC became an independent, publicly traded company listed on the New York Stock Exchange on November 10, 2006 (the “Separation Date”) when shares of ALC Class A and Class B Common Stock were distributed by Extendicare Inc., now known as Extendicare Real Estate Investment Trust (“Extendicare”), to its stockholders (“the Separation”).

References in this report to “Assisted Living Concepts,” “ALC,” “we,” “our,” and “us” refer to Assisted Living Concepts, Inc. and its consolidated subsidiaries, as constituted after the Separation, unless the context otherwise requires.

Effective March 16, 2009, ALC implemented a one-for-five reverse stock split of its Class A and Class B Common Stock and effective  May 20, 2011, ALC implemented a two-for-one stock split of its Class A and Class B Common Stock.  All share and per share data in this report have been adjusted to reflect these stock splits.

History

ALC was formed as a Nevada corporation in 1994.  ALC operated as an independent company until January 31, 2005 when it was acquired by Extendicare Health Services, Inc. (“EHSI”) (the “ALC Purchase”), a wholly-owned subsidiary of Extendicare.  Following the ALC Purchase, Extendicare consolidated its assisted living operations with ALC’s until the Separation.

The following table summarizes the changes in the number of residences and units under operation by ALC since December 31, 2006:

	Residences	Units
December 31, 2006	207	8,302
Iowa purchase	1	185
Expansion of two residences	—	48
December 31, 2007	208	8,535
Acquisition of eight leased residences	8	541
Expansion of four residences	—	78
December 31, 2008	216	9,154
Expansion of twelve residences	—	244
Combined two residences on one campus	(1)	—
December 31, 2009	215	9,398
Discontinued operations – formerly leased operations	(4)	(118)
Expansion of one residence	—	25
December 31, 2010	211	9,305
Expansion of one residence	—	20
December 31, 2011	211	9,325

On June 19, 2006, ALC formed Pearson Insurance Company, LTD (“Pearson”), a wholly-owned, consolidated, Bermuda- based captive insurance company, to self-insure general and professional liability risks.  On July 30, 2009, ALC formed Swan Home Health, LLC (“Swan Home Health”), a wholly-owned consolidated subsidiary, to provide health care services in certain of our residences.  In addition, on October 14, 2010, ALC formed Swan Companion Care, LLC (“Swan Companion Care”), a wholly-owned consolidated subsidiary, to provide health care services in our independent residence located in Alabama.

Financial Presentation

The consolidated financial statements include all senior living residences operated by ALC in the respective periods,  and include Pearson, Swan Home Health and Swan Companion Care since their formation.

After the close of business on December 31, 2009, ALC ceased to operate four previously leased properties consisting of 118 units.  All previously reported data relating to these units have been reclassified to discontinued operations.

ALC operates in a single business segment with all revenues generated from those properties located within the United States.

Our Business

We operate senior living residences that provide seniors with a supportive, home-like setting with care and services, including 24-hour assistance with activities of daily living, medication management, life enrichment, health and wellness, and other services either directly from ALC employees or indirectly through wholly-owned health care service subsidiaries. See “Our Services” below.  Our residences are in the middle of a broad spectrum of senior living options that ranges from apartments to skilled nursing facilities.  In general, the type of senior living residence that is appropriate for a senior depends on his or her particular preferences and life circumstances, especially health and physical condition and the corresponding level of care that he or she requires.  Seniors may move into one of our residences by choice or by necessity.  As of December 31, 2011, we provided senior living accommodations and services through 211 residences containing 9,325 units located in 20 states.

Our residences are purpose-built to meet the special needs of seniors and typically are located in targeted, middle-market suburban bedroom communities that were selected on the basis of a number of factors, including the size of our targeted demographic resident pool in the community.  Our residences include features designed to appeal to seniors and their decision makers.  The majority of our residences are 40 to 60 units, single story, square shaped buildings with an enclosed courtyard, a mix of studio and one-bedroom apartments, and wide hallways to accommodate our residents who use walkers and wheelchairs.  The relatively small number of units in our residences and the design of our buildings enhance our ability to provide effective security and care, while also appealing to seniors who generally prefer easy access to their living quarters, pleasing aesthetics, and simplicity of design.  At December 31, 2011, we owned 161 of our residences and operated 50 under various leases.

Our Services

Seniors in our residences are individuals who, for a variety of reasons, elect not to live alone, but do not need the 24-hour medical care provided in skilled nursing facilities.  We design the services provided to these residents to respond to their individual needs and to improve their quality of life.  This individualized assistance is available 24 hours a day and includes routine health-related services, which are made available and are provided according to the resident’s individual needs and state regulatory requirements.  Available services include:

●	general services, such as meals, activities, laundry and housekeeping;

●	support services, such as assistance with medication, monitoring health status, coordination of transportation, and coordination with physician offices;

●	personal care, such as dressing, grooming and bathing; and

●	a safe and secure environment with 24-hour access to assistance.

We also arrange access to additional services from third-party providers beyond basic housing and related services, including physical, occupational and respiratory therapy, home health, hospice, and pharmacy services.

Although a typical package of basic services provided to a resident includes meals, housekeeping, laundry and personal care, we accommodate the varying needs of our residents through the use of individual service plans and flexible staffing patterns.  Our rate structure for services is based upon the acuity, or level, of services needed by each resident and individual service plans are based on periodic assessments of the residents’ care needs.  Supplemental and specialized health-related services for those residents requiring 24-hour supervision or more extensive assistance with activities of daily living, are provided by third-party providers who are reimbursed directly by the resident or a third-party payer (such as Medicare, Medicaid or long-term care insurance).

Expansion Program

Since 2007 ALC has constructed and opened 367 units on owned properties as part of the expansion program announced in 2007.  These additions add to the attractiveness of residences by including amenities such as media rooms, family gathering areas and exercise facilities.  The final cost of this expansion program was $114,000 per unit.  The initial expansion program is now complete; however, ALC continues to evaluate opportunities to expand  upon owned residences and has actively begun construction on 23 units which are expected to open in the third quarter of 2012.

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

ALC ceased operating four of these residences consisting of 118 units following the close of business on December 31, 2009, and has classified these residences as discontinued operations.  ALC has continued to operate one residence consisting of 39 units under an operating lease expiring in February 2014 (with a right to extend an additional five years).

Servicemarks

We market and operate all of our residences under their own unique names.  We do not consider servicemarks to be important to our business.

Seasonality

While our business generally does not experience significant fluctuations from seasonality, winter months tend to result in more residents exiting our residences due to illnesses requiring hospitalization or skilled nursing facility services.  Approximately 24%, 23%, and 22% of our residence operating expenses came from property related costs, including utilities, in 2011, 2010, and 2009, respectively.  Because we operate in many four season states, utility costs associated with heating and cooling our residences tend to fluctuate by season.  Generally, our first and third quarter utility costs tend to exceed our second and fourth quarter utility expenses by approximately 25% to 35%.

Working Capital

It is not unusual for us to operate with a negative working capital position because our revenues are collected more quickly, often in advance, than our obligations are required to be paid.  This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or used to repay longer term liabilities.

Customers

Payments from residents (or their responsible parties) who pay us directly (“private pay”) comprised approximately 99%, 98% and 95% of our revenues in 2011, 2010 and 2009, respectively.  Our business is not materially dependent upon any single customer.  Although our reliance has significantly diminished, we depend upon funding from various state Medicaid programs for payments of service fees for the small number of remaining residents who pay through these programs.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Medicaid Programs” below.

Government Regulation

State licensing agencies regulate certain of our operations and, where applicable, monitor our compliance with a variety of state and local laws governing licensure, changes of ownership, personal and nursing services, accommodations, construction, life safety, food service, and cosmetology.  Generally, the state oversight and monitoring of senior living operators has been less burdensome than experienced in the skilled nursing industry.  Areas most often regulated by these state agencies include:

●	qualifications of management and health care personnel;

●	minimum staffing levels;

●	dining services and overall sanitation;

●	personal care and nursing services;

●	assistance or administration of medication/pharmacy services;

●	residency agreements;

●	admission and retention criteria;

●	discharge and transfer requirements; and

●	resident rights.

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

We are not a covered entity in respect of the Health Insurance Portability and Accountability Act of 1996, or HIPAA.  However, residences which electronically invoice state Medicaid programs are considered covered entities and are subject to HIPAA and its implementing regulations.  As of December 31, 2011, we electronically invoice state Medicaid programs in nine residences in three states. We use state provided software to reduce the complexity and risk in compliance with the HIPAA regulations.  HIPAA requires us to comply with standards for the exchange of health information at those residences and to protect the confidentiality and security of health data.  The Department of Health and Human Services has issued four rules that mandate the standards with respect to certain healthcare transactions and health information under HIPAA. The four rules pertain to:

●	privacy standards to protect the privacy of certain individually identifiable health information;

●	standards for electronic data transactions and code sets to allow entities to exchange medical, billing and other information and to process transactions in a more effective manner;

●	security of electronic health information privacy; and

●	use of a unique national provider identifier.

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

Medicaid Programs

As of December 31, 2011, nine of our 211 residences participated in State Medicaid programs and at December 31, 2011, 25 of our 9,325 units were occupied by Medicaid residents, a reduction from 22 residences and 97 units as of December 31, 2010.  Medicaid programs generally reimburse providers for the cost associated with the service component of our operations.  Medicaid residents are responsible to pay a certain amount of their available income each month to cover the room and board costs.  The reimbursement rates paid to providers are established by state Medicaid departments.  The same rates are paid to all providers irrespective of their actual costs.  Reimbursement rates vary significantly from state to state.

In recent years, as state budgets have tightened, Medicaid annual rate increases for home and community-based services have decreased and in some instances rates have been frozen or have declined for several years.  In order to reduce our reliance upon Medicaid funding, over the last year we decreased the number of our residences participating in the Medicaid program by approximately 54%.  Medicaid revenues represented 1%, 2% and 5% of our overall revenues for 2011, 2010 and 2009, respectively.  Our election to accept Medicaid within a state is on a residence by residence basis and, with the exception of one leased residence requiring us to provide four Medicaid funded units, we are not required to remain in any Medicaid programs (subject to notification requirements where required).

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

We believe that some markets, including some of the markets in which we operate, may have been overbuilt, in part because regulations and other barriers to entry into the assisted living industry are not substantial.  In addition, because the number of people who can afford to pay our daily resident fee is limited, the supply of senior living residences may outpace demand in some markets.  The impacts of such overbuilding include:

●	increased time to reach capacity at assisted living residences;

●	loss of existing residents to new residences;

●	pressure to lower or refrain from increasing rates;

●	competition for workers in tight labor markets; and

●	lower margins until excess units are absorbed.

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

●
the size and breadth of our portfolio, and the depth of our experience in the senior living industry, which allow us to achieve operating efficiencies that many of our competitors in the highly fragmented senior living industry cannot;

●
our ownership of 161 assisted living residences, or more than 76% of the total number of residences we operate, which increases our operating flexibility by allowing us to refurbish or expand residences to meet changing consumer demands without having to obtain landlord consent, and divest residences and exit markets at our discretion;

●	the staffing model of our residences which emphasizes the importance we place on delivering quality care to our residents, with a particular emphasis on preventative care and wellness; and

●	targeting communities based on their demographic profile, the average wealth of the population, and the cost of operating in the community.

Employees

As of December 31, 2011, we employed approximately 4,200 people, including approximately 350 registered and licensed practical nurses, 2,350 nursing assistants and 1,500 dietary, housekeeping, maintenance and other staff.

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

We have offices in Dallas, Texas  and Menomonee Falls, Wisconsin that oversee our operations in our geographic divisions.  A small staff in each office is responsible for overseeing all operational aspects of our residences in the respective divisions through teams of professionals located throughout the area.  The area team is responsible for compliance with standards involving resident care, rehabilitative services, recruitment and personnel matters, state regulatory requirements, marketing and sales activities, transactional accounting support, and participation in state associations.

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

On November 19, 2010, the New Jersey Department of Health and Senior Services (”DHSS”) issued a cease and desist order alleging that ALC was operating four unlicensed assisted living residences in the state of New Jersey.  The order assessed a fine of $2,500 per day, per building beginning October 16, 2010.  ALC management disagreed with DHSS’ allegations and filed an  appeal with the New Jersey Office of Administrative Law (“OAL”).

On September 7, 2011, ALC and DHSS finalized a settlement resolving this dispute.  The settlement included payment of $100,000 by ALC to DHSS for monetary penalties and administrative costs incurred by DHSS.  The agreement also required DHSS to withdraw the cease and desist order and certain other fines and sanctions previously assessed against ALC for alleged violations of the New Jersey administrative code.  Finally, the settlement allowed ALC to continue moving forward with its decision to operate six residences as registered multiple dwellings.

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

Economic downturns limit the ability of seniors to afford our resident fees.  High unemployment levels may limit the ability of family members to provide financial support and may provide family members with the time necessary to take care of seniors in their homes.  Some residents depend on income from the sale of their homes or from other investments or financial support from family members in order to afford our resident fees.  Costs to seniors associated with senior living services are not generally reimbursable under government reimbursement programs such as Medicare and Medicaid.  Our occupancy rates and revenues could decline if we are unable to retain or attract seniors with sufficient income, assets or other resources required to pay the fees associated with senior living services.  If our average daily census in 2011 had decreased by one percentage point proportionately across all payer sources, we estimate our revenue would have decreased by approximately $2.3 million.

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

We insure against general and professional liability and workers’ compensation risks with levels of coverage and self-insured retention levels that we believe are adequate based upon the nature and risk of the business, historical experience, and industry standards.  In addition, for the majority of our employees, we self-insure our health and dental coverage.  Our costs related to our self-insurance are a direct result of claims incurred, some of which are not within our control.  Although we employ risk management personnel to manage liability risks, maintain safe workplaces, and manage workers’ compensation claims and we use a third-party provider to manage our health claims, any materially adverse claim experience could have an adverse effect on our business.

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

We are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations.  An adverse review, audit or investigation could result in refunding, fines, penalties and other sanctions, loss of our right to participate in one or more private payer networks, and damage to our reputation.  We also are subject to potential lawsuits under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry.  These lawsuits can involve significant monetary awards to private plaintiffs who successfully bring these suits.

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

We believe the lenders under our $125 million revolving credit facility with U.S. Bank National Association will continue to meet their obligations to fund our borrowing requests.  However, given uncertainty in financial markets, we cannot provide assurance of their continued ability to meet their obligations under the credit facility.  We believe that existing funds and cash flow from operations will be sufficient to fund our operations, expansion program, and required payments of principal and interest on our debt until the maturity of our $125 million credit facility in February 2016.  In the event that our lenders were unable to fulfill their obligations to provide funds upon our request under the $125 million revolving credit facility, it could have a material adverse impact on our ability to fund future expansions, acquisitions and share repurchases.

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

●
we may have little or no cash flow apart from cash flow that is dedicated to the payment of any interest, principal or amortization required with respect to outstanding indebtedness and lease payments with respect to our long-term leases;

●
increases in our outstanding indebtedness, leverage and long-term leases will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; and

●	increases in our outstanding indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes.

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

Increases in market interest rates or various financial indices could significantly increase the costs of our debt and lease obligations, which could adversely affect our liquidity and earnings.

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

Risks Relating to Our Class A Common Stock and Our Continuing Relationships with Thornridge Holdings Limited

Thornridge Holdings Limited has the ability to control the direction of our business.  The concentrated ownership of our Class B Common Stock, which has ten votes per share, makes it difficult for holders of our Class A Common Stock to influence significant corporate decisions.

As of March 9, 2012, Thornridge Holdings Limited (“Thornridge Holdings”) owned approximately 94% of the outstanding shares of our Class B Common Stock and approximately 2% of the outstanding shares of our Class A Common Stock, which together represents approximately 56% of the total voting power of our common stock.  Accordingly, Thornridge Holdings generally has the ability to influence or control matters requiring stockholder approval, including the nomination and election of directors and the determination of the outcome of corporate transactions such as mergers, acquisitions and asset sales.  Our chairman, Mr. Hennigar, is chairman, chief executive officer and a director of Thornridge Holdings.  Mr. Hennigar  disclaims beneficial ownership of the shares held by Thornridge Holdings.  In addition, the disproportionate voting rights of our Class B Common Stock may make us a less attractive takeover target.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 —   PROPERTIES

As of December 31, 2011, we operated 211 residences across 20 states, containing 9,325 units.  Of the residences we operated at December 31, 2011, we owned 161 and leased 50 pursuant to operating leases.

Our senior living operations are outlined in the following table:

	Owned			Leased from Others		Total Residences Under Operation

	Number	Encumbered(1)	Units	Number	Units	Number	Units
Texas	34	17	1,386	7	276	41	1,662
Indiana	21	11	940	2	78	23	1,018
Washington	13	—	588	8	308	21	896
Ohio	15	3	623	5	191	20	814
Wisconsin	11	8	712	—	—	11	712
Oregon	11	7	382	4	158	15	540
Iowa	6	2	434	1	35	7	469
Pennsylvania	10	9	393	1	39	11	432
Arizona	7	2	324	2	76	9	400
South Carolina	6	4	234	4	160	10	394
Idaho	5	1	196	4	148	9	344
Nebraska	5	2	168	4	156	9	324
New Jersey	7	1	273	1	39	8	312
Georgia	—	—	—	5	290	5	290
Louisiana	4	2	215	—	—	4	215
Michigan	4	2	180	—	—	4	180
Alabama	—	—	—	1	164	1	164
Minnesota	1	—	60	—	—	1	60
Kentucky	1	1	55	—	—	1	55
Florida	—	—	—	1	44	1	44
Total	161	72	7,163	50	2,162	211	9,325
(1)  Certain of our properties are pledged as collateral under debt obligations.  See Note 11 to our consolidated financial statements.

Corporate Offices

We own our corporate headquarters which is located in Menomonee Falls, Wisconsin.  Our regional office in Dallas, Texas is  leased.

ITEM 3 — LEGAL PROCEEDINGS

We are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to commercial contracts and premises and professional liability matters.  Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect the results of operations on a quarter-to-quarter basis, we believe that the outcome of such legal and other matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.  See “Legal Proceedings and Insurance” in Item 1 of this report.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are the executive officers of ALC, together with their ages, positions and business experience for the past five years.  All executive officers hold office at the pleasure of the Board of Directors.

Name	Age	Position
Laurie A. Bebo	41	President and Chief Executive Officer
John Buono	48	Senior Vice President, Chief Financial Officer and Treasurer
Walter A. Levonowich	55	Vice President and Controller
Mary T. Zak-Kowalczyk	48	Vice President and Corporate Secretary

Laurie A. Bebo.   Ms. Bebo was Chief Operating Officer of ALC from February 2005 to November 2006 when she became President and Chief Executive Officer of ALC.  She was elected a director of ALC in May 2008.  Prior to February 2005, Ms. Bebo was employed by EHSI and was responsible for EHSI's skilled nursing, assisted living and independent living operations.

John Buono.  From 2005 until joining ALC in October 2006, Mr. Buono was a consultant to Wind Lake Solutions, Inc., an engineering consulting firm.  From 2003 to 2005, Mr. Buono was the Chief Financial Officer and Secretary of Total Logistics, Inc., a publicly-owned provider of logistics services and manufacturer of refrigerator casements, and from 1988 until 2001,  Mr. Buono was the Corporate Director-Accounting and Assistant Treasurer of Sybron International, Inc., a publicly-owned manufacturer of products for the laboratory and dental industries.

Walter A. Levonowich.  Mr. Levonowich has been Vice President and Controller of ALC since February 2005.  Prior to February 2005, he held a number of positions in various financial capacities with EHSI and its subsidiaries, including Vice President of Reimbursement Services and Vice President of Accounting.

Mary T. Zak-Kowalczyk. Ms. Zak-Kowalczyk was appointed Vice President and Corporate Secretary in December 2010.  Prior to this appointment, Ms. Zak-Kowalczyk had been Senior Corporate Counsel for ALC since May 2006.  From 2000 to 2006, she was employed by EHSI as corporate counsel and advised EHSI’s skilled nursing, assisted living and independent living operations on a variety of legal matters.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective March 16, 2009, we implemented a one-for-five reverse stock split of our Class A Common Stock, par value $0.01 per share, and Class B Common Stock, par value $0.01 per share, and on May 20, 2011, we implemented a two-for-one stock split of our Class A Common Stock, par value $0.01 per share, and Class B Common Stock, par value $0.01 per share.  All share amounts, stock prices, and per share data in this report have been adjusted to reflect the stock splits.

On November 10, 2006, we issued 23,017,266 shares of Class A Common Stock, and 4,711,374 shares of Class B Common Stock, in connection with the Separation.

Our Class A Common Stock is listed and began trading on the New York Stock Exchange under the symbol “ALC” on November 10, 2006.  The following table shows the high and low sales prices of our Class A Common Stock during the last two fiscal years as reported by the NYSE.

	High	Low
2011:
First quarter	$19.60	$15.36
Second quarter	$19.61	$15.94
Third quarter	$17.21	$11.16
Fourth quarter	$15.22	$12.00

2010:
First quarter	$17.99	$12.12
Second quarter	$18.74	$14.50
Third quarter	$16.94	$13.08
Fourth quarter	$17.50	$14.55

The Company paid the following dividends per share on the Class A and Class B Common Stock:

	2011	2010
First quarter	$—	$—
Second quarter	$0.10	$—
Third quarter	$0.10	$—
Fourth quarter	$0.10	$—
	$0.30	$—

The declaration and payment of future dividends will be at the discretion of our Board of Directors and will depend on a number of factors including our financial condition, operating results, current and anticipated cash needs, plans for expansion, contractual restrictions with respect to payment of dividends and other factors deemed relevant by the Board of Directors.

The closing sale price of our Class A Common Stock as reported on the NYSE on March 9, 2012, was $16.47 per share.  As of that date there were 271 holders of record.

Our Class B Common Stock is neither listed nor publicly traded.  On March 9, 2012, there were 53 holders of record of our Class B Common Stock.

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

A reconciliation of our outstanding shares since December 31, 2008 is as follows:

		Class A Common Stock	Class B Common Stock	Treasury Stock
December 31, 2008		20,886,626	3,124,202	3,836,798
	Conversion of Class B to Class A	71,626	(66,902)	—
	Repurchase of Class A Common Stock	(860,904)	—	860,904
December 31, 2009		20,097,348	3,057,300	4,697,702
	Conversion of Class B to Class A	17,688	(16,680)	—
	Repurchase of Class A Common Stock	(184,970)	—	184,970
	Issuance of shares for stock options	4,000	—	—
December 31, 2010		19,934,066	3,040,620	4,882,672
	Conversion of Class B to Class A	129,882	(120,830)	—
	Repurchase of Class A Common Stock	(49,200)	—	49,200
	Issuance of shares for stock options	34,338	—	—
December 31, 2011		20,049,086	2,919,790	4,931,872

ISSUER PURCHASES OF EQUITY SECURITIES

The following summary of repurchases of Class A Common Stock during the fourth quarter of 2011 is provided in compliance with Item 703 of Regulation S-K.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2011 to October 31, 2011	—	—	—	$15,000,000
November 1, 2011 to November 30, 2011	—	—	—	$15,000,000
December 1, 2011 to December 31, 2011	—	—	—	$15,000,000
Total	—	—	—	$15,000,000
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

Performance Graph

The following Performance Graph shows the changes for the period beginning December 31, 2006 and ended December 31, 2011 in the value of $100 invested in: (1) ALC’s Class A Common Stock; (2) the Standard & Poor’s Broad Market Index (the “S&P 500”); and (3) the common stock of the peer group (as defined below) of companies, whose returns represent the arithmetic average for such companies.  The values shown for each investment are based on changes in share price and assume the immediate reinvestment of any cash dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE DECEMBER 31, 2006
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

ITEM 6 — SELECTED FINANCIAL DATA

The following selected financial data as of and for each of the five years in the period ended December 31, 2011 have been derived from our audited consolidated financial statements.  The selected financial data do not purport to indicate results of operations as of any future date or for any future period.  The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes included elsewhere in this report.

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

Certain reclassifications have been made to the consolidated financial statements to conform to the presentation for 2011.

The financial information presented below may not reflect what our results of operations, financial position and cash flows will be in the future.

	Years Ended December 31,
	2011	2010	2009	2008	2007
			[-----------------------reclassified1-----------------------]
Income Statement Data:	(In thousands, except per share data)
Revenues	$234,452	$233,128	$228,723	$231,576	$225,906
Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	136,659	139,689	142,048	150,645	149,168
General and administrative	13,361	15,080	13,515	12,789	13,073
Residence lease expense	17,686	19,846	20,044	19,910	14,323
Depreciation and amortization	23,103	22,806	21,219	18,333	17,290
Goodwill impairment	—	—	16,315	—	—
Impairment of long-lived assets	—	—	148	—	—
Transaction costs	—	—	—	—	56
Total operating expenses	190,809	197,421	213,289	201,677	193,910
Income from operations	43,643	35,707	15,434	29,899	31,996
Other expense:
Other-than- temporary investments impairment	—	(2,026)	—	—	—
Other	956	23	—	—	—
Interest income	12	11	54	614	1,631
Interest expense	(8,151)	(7,782)	(7,343)	(7,149)	(6,201)
Income from continuing operations before income taxes	36,460	25,933	8,145	23,364	27,426
Income tax expense	(12,100)	(9,449)	(7,343)	(8,652)	(10,287)
Net income from continuing operations	24,360	16,484	802	14,712	17,139
Net (loss) income from discontinued operations	—	—	(957)	(389)	40
Net income (loss)	$24,360	$16,484	$(155)	$14,323	$17,179
Per share data:
Basic earnings per common share:
Income from continuing operations	$1.06	$0.71	$0.03	$0.59	$0.63
Loss from discontinued operations	—	—	(0.04)	(0.02)	—
Net income (loss)	$1.06	$0.71	$(0.01)	$0.57	$0.63
Diluted earnings per common share:
Income from continuing operations	$1.05	$0.70	0.03	$0.58	$0.62
Loss from discontinued operations	—	—	(0.04)	(0.02)	—
Net income (loss)	$1.05	$0.70	$(0.01)	$0.56	$0.62

Cash dividends paid per common share	$0.30	$—	$—	$—	$—

	Years Ended December 31,
	2011	2010	2009	2008	2007
			[-----------------------reclassified1-----------------------]
Balance Sheet Data (at end of period):	(In thousands)
Cash and cash equivalents	$2,652	$13,364	$4,360	$19,905	$14,066
Property and equipment	430,733	437,303	415,454	413,149	385,539
Total assets	464,053	485,104	455,369	498,621	476,241
Total debt	88,241	132,110	121,737	147,756	120,797
Stockholders’ equity	307,720	289,259	272,971	279,739	294,534

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

Executive Overview

In 2011, we continued to pursue our strategy of increasing both revenues and profitability by increasing private pay occupancy.

 On a continuing residence basis, average private pay occupancy in the year ended December 31, 2011 increased by 59 units as compared to the year ended December 31, 2010. Over the course of 2011, private pay average occupancy levels trended up. Average private pay occupied units in continuing residences in 2011 were 5,497, 5,506, 5,562 and 5,603 for the first, second, third and fourth quarters, respectively.  Beginning in the third quarter of 2011, we began more aggressive room and board promotional discounts resulting in lower average private pay rate per unit growth than prior years.  Private pay rate growth per unit was 0.5%, 3.4% and 4.4% for the years ended December 31, 2011, 2010 and 2009, respectively.  We believe our success in attracting and maintaining private pay residents in 2011 was, and may continue to be, affected by the current poor general economic conditions.  Poor general economic conditions, especially those related to high unemployment levels and poor housing markets, affect private pay occupancy and rate because:

●	family members are more willing and able to provide care at home;

●	residents have insufficient investment income or are unable to obtain necessary funds from the sale of their homes or other investments; and

●	independent living facilities are accepting traditional assisted living residents with home care services.

The impact of these factors is referred to in this report as the “Recession Impact”.  In the event general economic conditions fail to improve or get worse, we believe there can be negative pressure on our private pay occupancy and rates.

Historically, a relatively large proportion of our residents paid for assisted living services through Medicaid programs.  Since December 31, 2005, we have reduced the proportion of our residents who pay through Medicaid programs from 30% to less than 1% at December 31, 2011.  We believe the planned reduction in Medicaid occupancy is a necessary part of our long-term operating strategy to improve our overall revenue base because:

●	our private pay rates generally exceed those paid through Medicaid reimbursement programs by 50% to 70%;

●	we reduce our exposure to reductions in reimbursement rates provided by government programs; and

●	our private pay residents typically have less severe health needs and require fewer services than residents funded by Medicaid programs, resulting in:

o	a better fit for our social and wellness model; and

o	a safer environment for employees and the other residents in our communities.

On a continuing residence basis, average Medicaid occupancy in the year ended December 31, 2011 decreased by 81 units as compared to the year ended December 31, 2010.  Our Medicaid census continues to decline overall because we no longer accept new Medicaid residents at all but one of our residences.  This planned reduction in Medicaid occupancy is referred to in this report as the “Medicaid Impact”.  We expect the Medicaid Impact to lessen in 2012 and beyond.  Our fourth quarter 2011 Medicaid occupancy represents less than 1% of our overall revenue.

We review our rates on an annual basis or as market conditions dictate.  As in past years, we implemented rate increases as of the first of January.  We expect private pay rate increases in 2012 to range from 2.5% to 3.0%.

Average occupancy as a percentage of total available units for all continuing residences in the years ended December 31, 2011, 2010 and 2009 was 62.4%, 62.5%, and 64.2%, respectively.  Average private pay occupancy as a percentage of total available units for all continuing residences in the years ended December 31, 2011, 2010 and 2009 was 61.6%, 60.9%, and 59.7%,  respectively.  Average private pay occupancy as a percentage of total occupied units in the years ended December 31, 2011, 2010 and 2009 for all continuing residences was 98.8%, 97.3%, and 93.0%, respectively.  Private pay revenue as a percentage of total revenues for all continuing residences in the years ended December 31, 2011, 2010 and 2009 was 99.3%, 98.3% and 95.3%, respectively.

From time to time, we may increase or reduce the number of units we actively operate, which may affect reported occupancy and occupancy percentages.

Unit expansions

We have opened 367 units as part of our previously announced expansion program.  These openings added 30 units to the average number of available units in the year ended December 31, 2011 as compared to the year ended December 31, 2010.  The additional average occupied units from the expansion increased private pay occupancy during the year ended December 31, 2011 by 30 units as compared to the year ended December 31, 2010.

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

Business Strategies

We plan to grow our revenue and operating income and improve our overall revenue base by:

●	increasing our private pay occupancy;

●	increasing the overall size of our portfolio by building additional capacity and making acquisitions;

●	applying operating efficiencies achievable from owning a large number of senior living residences; and

●	increasing the attractiveness and operating results of our portfolio by refurbishing and repositioning residences or eliminating residences that do not meet our internal goals.

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

Since 2007 ALC has constructed and opened 367 units on owned properties as part of the expansion program announced in 2007.  These additions add to the attractiveness of residences by including amenities such as media rooms, family gathering areas and exercise facilities.  The final cost of this expansion program was $114,000 per unit.  The initial expansion program is now complete; however, ALC continues to evaluate opportunities to expand  upon owned residences and has actively begun construction on 23 units which are expected to open in the third quarter of 2012.

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

In April 2008 we temporarily closed a 50 unit residence in Texas.  In 2009 we temporarily closed three residences consisting of 109 units in Oregon and subsequently reopened two of them in the fourth quarter of 2009 consisting of 76 units after refurbishment.  Also in the fourth quarter of 2009, we closed two properties consisting of a total of 100 units in Arizona and one property consisting of 39 units in Idaho.  In the first quarter of 2010, we closed a property in New Jersey consisting of 39 units.  On January 1, 2011 we closed two properties consisting of 39 units in Washington and 35 units in Idaho.  In the second quarter of 2011, we closed one property consisting of 23 units in Wisconsin and reopened two properties consisting of 33 units in Oregon and 39 units in Washington.  In the fourth quarter of 2011, we closed one property consisting of 60 units in Minnesota.  While we currently expect to refurbish all of our closed residences, we are also considering a variety of other options, including the sale of one or more of these residences.  We believe the temporarily closed residences are located in markets with strong growth potential but require some updating and repositioning in the market.  Once underway, refurbishments are expected to take three to six months to complete.  Following refurbishment, we expect these projects will take approximately twelve additional months to stabilize occupancy.  We spent approximately $200,000 to $400,000 on each of our reopened refurbishment projects and expect the cost of other refurbishments to be in that range.

In the third quarter of 2009 we elected not to exercise a purchase option on five residences in Oregon.  As a result, we ceased operating four of the five residences following the close of business on December 31, 2009.

The remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

●
Business Overview: This section provides a general financial description of our business, including the sources and composition of our revenues and operating expenses.  In addition, this section outlines the key performance indicators that we use to monitor and manage our business and to anticipate future trends.

●
Consolidated Results of Operations: This section provides an analysis of our results of operations for the year ended December 31, 2011 compared to the year ended December 31, 2010 and the year ended December 31, 2010 compared to the year ended December 31, 2009.

●	Liquidity and Capital Resources: This section provides a discussion of our liquidity and capital resources as of December 31, 2011, and our expected future cash needs.

●
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

Basis of Presentation of Historical Consolidated Financial Statements

The following is a description of significant events that occurred in our business since January 2009 and how those events affected the basis of presentation of our historical consolidated financial statements:

●	From December 31, 2007 to December 31, 2011, we constructed and opened 18 new additions consisting of a total of 367 units.

●
Effective December 31, 2009, we terminated the lease of four residences consisting of 118 units. For purposes of the audited consolidated financial statements, these residences have been reported as discontinued operations.

●	Effective November 1, 2010, we purchased nine residences consisting of 365 units which we had previously leased.

Business Overview

Revenues

We generate revenue from private pay and to a lesser extent, Medicaid sources.  For the years ended December 31, 2011, 2010 and 2009, approximately 99%, 98% and 95%, respectively, of our revenues were generated from private pay sources.  Residents are charged an accommodation fee that is based on the type of accommodation they occupy and a service fee that is based upon their assessed level of care.  We generally offer studio, one-bedroom and two-bedroom accommodations.  The accommodation fee is based on prevailing market rates of similar senior living accommodations.  The service fee is based upon periodic assessments, which include input of the resident and the resident’s physician and family and establish the additional hours of care and service provided to the resident.  We offer various levels of care for our residents who require less or more frequent and intensive care or supervision.  For the years ended December 31, 2011, 2010 and 2009 approximately 76%, 76% and 77%, respectively, of our private pay revenue was derived from accommodation fees with the balance derived from service fees.  Both the accommodation and level of care service fees are charged on a per day basis, pursuant to residency agreements.

Medicaid rates are generally lower than rates earned from private payers.  Therefore, we consider our private pay mix an important performance indicator.

Although we intend to continue to reduce the number of units occupied by residents paying through Medicaid, as of December 31, 2011, we provided assisted living services to Medicaid funded residents at 9 of the residences we operate. Medicaid programs in each state determine the revenue rates for accommodations and levels of care.  The basis of the Medicaid rates varies by state.

Residence Operations Expenses

For all continuing residences, as defined below, residence operations expense percentages consisted of the following:

	2011	2010	2009
Wage and benefit costs	60%	60%	61%
Property related costs	24	23	22
Other operating costs	16	17	17
Total	100%	100%	100%

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

In addition, we assess key performance indicators for residences that we operate in all reported periods, or “same residence” operations.  Same residence operations includes those residences that have been available for occupancy for the entire reporting period.  The same residence tables below exclude the 14 additions consisting of 290 units which were added to existing properties since January 1, 2009, and the twelve residences that were closed at any point in time since January 1, 2009.

ADC

All Continuing Residences

The following table sets forth our average daily census for the years ended December 31, 2011, 2010 and 2009 for both private pay and Medicaid residents for all of the continuing residences whose results are reflected in our consolidated financial statements:

Average Daily Census

	2011	2010	2009
Private pay	5,542	5,483	5,393
Medicaid	70	151	408
Total ADC	5,612	5,634	5,801
Private pay occupancy mix	98.8%	97.3%	93.0%
Private pay revenue mix	99.3%	98.3%	95.3%

During 2011, total ADC decreased 0.4% from the prior year.  Private pay ADC increased 1.1% from the prior year primarily due to increases in occupancy in the new additions and existing units, partially offset by the Recession Impact.  Medicaid ADC decreased 53.6% from the prior year due to the Medicaid Impact.  As a result of the Medicaid Impact, and the increase in private pay residents, the private pay occupancy mix increased in percentage from 97.3% to 98.8% and the private pay revenue mix increased from 98.3% to 99.3%.  During 2010, total ADC decreased 2.9% from the prior year.  Private pay ADC increased 1.7% from the prior year primarily due to increases in occupancy in the new additions and existing units, partially offset by the Recession Impact.  Medicaid ADC decreased 63.0% from the prior year due to the Medicaid Impact.  As a result of the Medicaid Impact, and the increase in private pay residents, the private pay occupancy mix increased in percentage from 93.0% to 97.3% and the private pay revenue mix increased from 95.3% to 98.3%.

Same Residence Basis

The following table sets forth our average daily census for the years ended December 31, 2011, 2010 and 2009 for both private and Medicaid payers for all  residences on a same residence basis.

Average Daily Census

	2011	2010	2009
Private pay	5,366	5,332	5,264
Medicaid	65	132	323
Total ADC	5,431	5,464	5,587
Private pay occupancy mix	98.8%	97.6%	94.2%
Private pay revenue mix	99.3%	98.5%	96.2%

During 2011, total ADC on a same-residence basis decreased 0.6% from the prior year. Private pay ADC increased 0.6% primarily from increased occupancy from sales and marketing efforts.  Medicaid ADC decreased 50.8% from the prior year due to the Medicaid Impact.  As a result of the Medicaid Impact and the increase in private pay occupancy, the private pay occupancy mix increased in percentage from 97.6% to 98.8% and the private pay revenue mix increased from 98.5% to 99.3%.  During 2010, total ADC on a same-residence basis decreased 2.2% from the prior year. Private pay ADC increased 1.3% primarily from increased occupancy from sales and marketing efforts.  Medicaid ADC decreased 59.1% from the prior year due to the Medicaid Impact.  As a result of the Medicaid Impact and the increase in private pay occupancy, the private pay occupancy mix increased in percentage from 94.2% to 97.6% and the private pay revenue mix increased from 96.2% to 98.5%.

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

Because of the impact that developmental units have on occupancy rates, when material, we split occupancy information between mature and developmental units.  In general, developmental units are defined as the additional units in a residence that has undergone an expansion or in a new residence that has opened.  New units identified as developmental are classified as such for a period of no longer than twelve months after completion of construction.  Between January 1, 2009 and December 31, 2011, we completed the following projects that increased our operational capacity:   (1) 2009 – twelve additions (244 units),  (2) 2010 –one addition (25 units) and two refurbishments (76 units), and (3)  2011– one addition (20 units) and two refurbishments (72 units).  All units that are not developmental are considered mature units. The number of units, occupancy or payer mix associated with the residences considered to be developmental and not mature are immaterial; therefore, mature versus development information has been omitted from our discussion of key performance indicators.

All Continuing Residences

The following table sets forth our occupancy percentages for the years ended December 31, 2011, 2010 and 2009 for all residences whose results are reflected in our consolidated financial statements:

Occupancy Percentage

	2011	2010	2009
Total residences	62.4%	62.5%	64.2%

For 2011, occupancy percentage was essentially unchanged.  Medicaid occupancy continued to decline and was partially offset by an increase in private pay occupancy.  For 2010, occupancy percentage declined from 64.2% to 62.5% The reduction in occupancy is primarily a result of the Medicaid Impact and to a lesser extent, the Recession Impact, partially offset by increases in occupancy in the 367 expansion units that were brought on line since December 31, 2008.

Same Residence Basis

The following table sets forth the occupancy percentages outlined above on a same residence basis:

Occupancy Percentage

	2011	2010	2009
Total residences	63.8%	64.2%	65.6%

The declines in our occupancy percentage for 2011 through 2009 were due primarily to the Medicaid Impact, partially offset by increases in private pay occupancy.

Average Revenue Rate

All continuing residences

The following table sets forth our average daily revenue rates for the years ended December 31, 2011, 2010 and 2009 for all continuing residences whose results are reflected in our historical consolidated financial statements:

	2011	2010	2009
Average daily revenue rate	$114.46	$113.37	$108.02

The average daily revenue rate increased 1.0% and 5.0% in 2011 and 2010, respectively.  In 2011, the average daily revenue rate increased primarily as a result of annual rate increases for private pay residents and to a lesser extent than prior years, an improvement in the private pay revenue mix.  Rate increases were, however, offset by more aggressive room and board promotional discounts beginning in the third quarter of 2011.  In 2010, the average daily revenue rate increased primarily as a result of annual rate increases of 4% for private pay residents and an improvement in the private pay revenue mix.

Number of Residences Under Operations

The following table sets forth the number of residences under operations as of December 31:

	2011	2010	2009(1)
Owned(2)	161	161	152
Under operating leases	50	50	63
Total under operation	211	211	215

Percent of residences:
Owned	76.3%	76.3%	70.7%
Under operating leases	23.7	23.7	29.3
	100.0%	100.0%	100.0%

(1)  In 2009, we combined two residences located on the same campus.
(2)  Includes eight residences temporarily closed for refurbishment in 2011,  six residences temporarily closed for refurbishment in 2010, and seven residences temporarily closed for refurbishment in 2009.  Two of the seven residences closed for refurbishment in 2009 were reopened in December 2009 and one was reopened in May 2011.  One residence which closed in January 2011 was reopened in May 2011.

ADJUSTED EBITDA and ADJUSTED EBITDAR

The following table sets forth a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDAR for the years ended December 31:

	2011	2010	2009
	(In thousands)
Net income (loss)	$24,360	$16,484	$(155)
Loss from discontinued operations, net of taxes	—	—	957
Provision for income taxes	12,100	9,449	7,343
Income from continuing operations before income taxes	36,460	25,933	8,145
Add:
Depreciation and amortization	23,103	22,806	21,219
Write-down of equity investments	—	2,026	—
Gain on sale of securities	(956)	(23)	—
Interest income	(12)	(11)	(54)
Interest expense	8,040	7,782	7,343
Goodwill impairment	—	—	16,315
Loss on impairment of long-lived assets	—	—	148
Non-cash equity based compensation	1,199	659	406
Transaction fees	—	128	—
(Gain) loss on sale or disposal of fixed assets	(121)	224	54
Write-off of deferred financing fees	279	—	—
Recovery of debt-related purchase accounting reserve	(168)	—	—
Adjusted EBITDA	67,824	59,524	53,576
Add: Lease expense	17,686	19,846	20,044
Adjusted EBITDAR	$85,510	$79,370	$73,620

The following table sets forth the calculations of Adjusted EBITDA and Adjusted EBITDAR percentages for the years ended December 31 (dollars in thousands):

	2011	2010	2009
Revenues	$234,452	$233,128	$228,723
Adjusted EBITDA	$67,824	$59,524	$53,576
Adjusted EBITDAR	$85,510	$79,370	$73,620
Adjusted EBITDA as percent of total revenue	28.9%	25.5%	23.4%
Adjusted EBITDAR as percent of total revenue	36.5%	34.0%	32.2%

For 2011, Adjusted EBITDA increased by $8.3 million, or 13.9%, over 2010 and Adjusted EBITDAR increased by $6.1 million, or 7.7%, over 2010.

For 2010, Adjusted EBITDA increased by $5.9 million, or 11.1%, over 2009 and Adjusted EBITDAR increased by $5.6 million, or 7.6%, over 2009.

Both Adjusted EBITDA and Adjusted EBITDAR increased in the year ended December 31, 2011 primarily from a decrease in residence operations expenses ($2.7 million) (this excludes the gain on disposal of fixed assets), a decrease in general and administrative expenses ($2.1 million) (this excludes non-cash equity based compensation), the increase in revenues discussed below ($1.3 million) and, for Adjusted EBITDA only, a decrease in residence lease expense ($2.2 million).

Please see the review of consolidated results of operations below for a discussion of the fluctuations in the components of Adjusted EBITDA and Adjusted EBITDAR.

Please see “— Business Overview — Key Performance Indicators — Adjusted EBITDA and Adjusted EBITDAR” above for a discussion of our use of Adjusted EBITDA and Adjusted EBITDAR and a description of the limitations of such use.

Consolidated Results of Operations

Three Year Financial Comparative Analysis

The following table sets forth details of our revenues and income as a percentage of total revenues for the years ended December 31:

	2011	2010	2009
Revenues	100.0%	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	58.3	59.9	62.1
General and administrative	5.7	6.5	5.9
Residence lease expense	7.5	8.5	8.8
Depreciation and amortization	9.9	9.8	9.3
Impairment of long-lived asset	—	—	0.1
Goodwill impairment	—	—	7.1
Total operating expenses	81.4	84.7	93.3
Income from operations	18.6	15.3	6.7
Other-than-temporary investment impairments	—	(0.9)	—
Gain on sale of securities	0.4	—	—
Interest income	—	—	—
Interest expense	(3.4)	(3.3)	(3.2)
Income from continuing operations before income taxes	15.6	11.1	3.5
Income tax expense	(5.2)	(4.0)	(3.2)
Loss from discontinued operations, net of taxes	—	—	(0.4)
Net income (loss)	10.4%	7.1%	(0.1)%

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

Revenues

Revenues in the year ended December 31, 2011 increased from the year ended December 31, 2010 primarily due to higher average daily revenue from rate increases ($1.0 million) and an increase in private pay occupancy ($2.5 million), partially offset by the planned reduction in the number of units occupied by Medicaid residents ($2.2 million).  Average private pay rates increased in the year ended December 31, 2011 by 0.5% over average private pay rates for the year ended December 31, 2010.  Average overall rates, including the impact of improved payer mix, increased in the year ended December 31, 2011 by 1.0% over the comparable rates for the year ended December 31, 2010.

Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)

Residence operating costs decreased $3.0 million, or 2.2%, in the year ended December 31, 2011 compared to the year ended December 31, 2010.  Residence operations decreased $2.4 million from lower salaries and benefits, $0.3 million from lower kitchen expenses and $0.2 million from lower general and professional liability costs.  In addition, general economic conditions enabled us to hire new employees at lower wage rates. Kitchen expenses were lower due to new group purchasing plans and lower overall occupancy.

General and Administrative

General and administrative costs decreased $1.7 million, or 11.4%, in the year ended December 31, 2011 compared  to December 31, 2010.  General and administrative expenses decreased $0.5 million from non-recurring expenses associated with the realignment of our divisions in the 2010 period,  $0.6 million from the reversal of a purchase accounting adjustment and $0.5 million from lower travel costs.

Residence Lease Expense

Residence lease expense for the year ended December 31, 2011 decreased $2.2 million, or 10.9%, from the year ended December 31, 2010.  The acquisition of nine formerly leased properties on November 1, 2010 reduced lease expense by $2.0 million and resulted in the reversal of a purchase accounting reserve of $0.2 million.

Depreciation and Amortization

Depreciation and amortization increased $0.3 million to $23.1 million in the year ended December 31, 2011 compared to the year ended December 31, 2010.  Depreciation expense increased $0.8 million in the year ended December 31, 2011 as a result of the incremental depreciation on an addition opening in July of 2010, an addition opening in February of 2011, and from general capital expenditures across our portfolio. Amortization expense for the year ended December 31, 2011 decreased $0.5 million from the year ended December 31, 2010 because a component of our intangible assets became fully amortized in January of 2011.

Income from Operations

Income from operations for the year ended December 31, 2011 was $43.6 million compared to income from operations of $35.7 million for the year ended December 31, 2010 due to the reasons described above.

Other-Than-Temporary Investments Impairment

There was no other than temporary investment impairments in the year ended December 31, 2011.  Other-than-temporary investments impairment was $2.0 million in the year ended December 31, 2010. In the second quarter of 2010, we performed a quarterly review of investment securities and determined impairment of certain investments were other-than-temporary.

Gain on Sale of Securities

ALC recorded a $1.0 million gain associated with the sale of equity investments in the year ended December 31, 2011.  The  gain on the sale of securities in the year ended December 31, 2010 was $23,000.

Interest Income

Interest income was relatively unchanged in the year ended December 31, 2011 compared to the year ended December 31, 2010.

Interest Expense

Interest expense increased $0.4 million to $8.1 million in the year ended December 31, 2011, compared to the year ended December 31, 2010.  Interest on debt (including amortization on financing fees) increased by $0.6 million due to the full year impact of a $12.3 million mortgage financing completed at the end of the third quarter of 2010.  Interest expense also increased $0.3 million due to the write off of the remaining deferred financing costs associated with the revolving credit facility with General Electric Capital Corporation and other lenders (the “GE Credit Facility”). Recovery of a purchase accounting adjustment related to the early repayment of one of the HUD loans reduced interest expense by $0.2 million.  Interest expense on floating rate debt declined by $0.3 million due to a $22.1 million lower average outstanding balance in 2011 compared to 2010.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes for the year ended December 31, 2011 was $36.5 million compared to income from continuing operations before income taxes of $25.9 million for the year ended December 31, 2010 due to the reasons described above.

Income Tax Expense

Income tax expense for the year ended December 31, 2011 was $12.1 million compared to $9.4 million for the year ended December 31, 2010.  Our effective income tax rates were 33.2% and 36.4% for the years ended December 31, 2011 and 2010, respectively. In 2011, our effective income tax rate was favorably impacted  by a settlement related to a tax allocation agreement (2.0% reduction in the 2011 effective rate) entered into in connection with our separation from Extendicare in 2006 and the reversal of certain state tax reserves due to the expiration of the statute of limitations (1.6% reduction in 2011 effective rate).  Our effective tax rate excluding these items would have been 36.8%.  Excluding these items, effective tax rates for the year ended December 31, 2011 increased from the year ended December 31, 2010 due to an increase in taxable income.

Net Income

Net income for the year ended December 31, 2011 was $24.4 million compared to net income of $16.5 million for the year ended December 31, 2010 due to the reasons described above.

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

Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)

Residence operating costs decreased $2.4 million, or 1.7%, in the year ended December 31, 2010 compared to the year ended December 31, 2009.  Residence operations expenses decreased $3.3 million from lower payroll and benefits expense, $0.5 million from lower insurance costs and, $0.3 million from lower property taxes, partially offset by $0.6 million of higher utility costs, $0.6 million of higher bad debt expense and a $0.5 million increase in maintenance and repairs.  Staffing needs in the year ended December 31, 2010 as compared to the year ended December 31, 2009, decreased primarily because of a decline in the number of units occupied by Medicaid residents who tend to have higher care needs than private pay residents. In addition, general economic conditions enabled us to hire new employees at lower wage rates.

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

Gain on Sale of Securities

ALC recorded a $23,000 gain associated with the sale of equity investments in the year ended December 31, 2010.  There were no sales of investment securities in the year ended December 31, 2009.

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

Liquidity and Capital Resources

Three Year Financial Comparative Analysis

Sources and Uses of Cash

We had cash and cash equivalents of $2.7 million at December 31, 2011 compared to $13.4 million at December 31, 2010, and $4.4 million at December 31, 2009.  The table below sets forth a summary of the significant sources and uses of cash for the years ended December 31:

	2011	2010	2009
	(In thousands)
Cash provided by operating activities	$54,675	$46,172	$44,032
Cash used in investing activities	(12,385)	(44,422)	(28,117)
Cash (used in) provided by financing activities	(53,002)	7,254	(31,460)
(Decrease) increase in cash and cash equivalents	$(10,712)	$9,004	$(15,545)

Cash provided by operating activities

Cash flow from operating activities was $54.7 million in 2011 compared to $46.2 million in 2010, and $44.0 million in 2009.

2011 vs. 2010 cash provided by operating activities:

Increased cash flow from operations in 2011 was primarily due to:

●	$4.8 million from an increase in net income adjusted for non-cash charges;

●	$4.8 million from increases in deferred revenues;

●	$2.4 million from increases in accounts payable;

●	$1.0 million from decreases in other non-current assets;

●	$0.7 million from decreases in deposits in escrow; and

●	$0.1 million of other changes,

partially offset by:

●	$1.7 million from increases in accounts receivable;

●	$1.4 million from decreases in accrued liabilities;

●	$0.7 million from increases in prepaids, supplies and other receivables;

●	$0.6 million from increases in income taxes receivable;

●	$0.5 million from decreases in other long-term liabilities; and

●	$0.5 million for increases in long-term discontinued assets.

2010 vs. 2009 cash provided by operating activities:

Increased cash flow from operations in 2010 was primarily due to:

●	$6.8 million from an increase in net income adjusted for non-cash charges;

●	$1.4 million from decreases in other non-current assets;

●	$0.9 million from increases in accounts payable;

●	$0.7 million from decreases in prepaids, supplies and other receivables; and

●	$0.2 million of other changes,

partially offset by:

●	$2.0 million from increases in income tax receivable;

●	$1.3 million from decreases in accrued liabilities;

●	$1.3 million from decreases in deferred revenue;

●	$1.2 million from increases in accounts receivable;

●	$1.0 million from decreases in other long-term liabilities;

●	$0.7 million from increases in deposits in escrow; and

●	$0.3 million for increases in current assets of discontinued operations.

Working capital

2011 vs. 2010 working capital changes:

In 2011 our working capital decreased by $15.0 million from 2010 while in 2010 our working capital increased by $12.4 million from 2009.  The decrease in working capital in 2011 as compared to 2010 was primarily due to a decrease in cash and cash equivalents of $10.7 million, an increase in deferred revenue of $3.2 million, a decrease in investments of $2.8 million, a decrease in deferred taxes of $1.1 million, an increase in accounts payable of $0.9 million, a decrease in deposits in escrow of $0.3 million, a decrease in non-current discontinued assets of $0.2 million and an increase in current maturities of long-term debt of $0.1 million,  partially offset by a decrease in accrued liabilities of $2.3 million,  an increase in accounts receivable of $1.4 million,  an increase in prepaids, supplies and other accounts receivable of $0.4 million and an increase in income taxes receivable of $0.3 million.

It is not unusual for us to operate in the position of a working capital deficit because our revenues are collected more quickly, often in advance, than our obligations are required to be paid. This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or used to pay off longer term liabilities.

2010 vs. 2009 working capital changes:

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

Cash used in investing activities

Cash used in investing activities was $12.4 million, $44.4 million, and $28.1 million for 2011, 2010 and 2009, respectively.

2011 vs. 2010 cash used investing activities:

The decrease of $32.0  million in cash used for investing activities between 2011 and 2010 was due to:

●	$27.5 million from a decrease in cash used for an acquisition;

●	$4.9 million from a decrease in cash used for new construction projects;

●	$3.5 million from an increase in cash provided by the purchase and sale of equity securities; and

●	$0.2 million from an increase in cash provided by the sale of fixed assets,

partially offset by:

●	$4.1 million from an increase in cash used for purchases of property and equipment.

2010 vs. 2009 cash used in investing activities:

The increase of $16.3 million in cash used for investing activities between 2010 and 2009 was due to:

●	$27.5 million from an increase in cash used for an acquisition; and

●	$0.6 million from an increase in cash used in purchase of equity securities,

partially offset by:

●	$7.7 million from a reduction in cash used for new construction projects;

●	$3.6 million from a decrease in cash used for purchases of property and equipment; and

●	$0.5 million from an increase in cash provided by the sale of securities.

2011 vs. 2010 property and equipment

Property and equipment decreased by $6.6 million in 2011.  Property and equipment decreased by:

●	$21.9 million from depreciation expense,

partially offset by:

●	$14.6 million from capital expenditures (excluding new construction projects); and

●	$0.7 million from new construction projects.

2010 vs. 2009 property and equipment

Property and equipment increased by $21.8 million in 2010.  Property and equipment increased by:

●	$27.5 million from the acquisition of previously leased properties;

●	$10.3 million from capital expenditures (excluding new construction projects); and

●	$5.6 million from new construction projects,

partially offset by:

●	$21.2 million from depreciation expense; and

●	$0.4 million due to disposals of fixed assets.

Cash (used in) provided by financing activities

Cash (used in) provided by financing activities was $(53.0) million, $7.3 million and $(31.5) million for 2011,  2010, and 2009,  respectively.

For 2011, cash used by financing activities included:

●	$137.5 million to pay back borrowings on our revolving credit facility;

●	$6.9 million to pay dividends;

●	$0.8 million of repurchases of Class A Common Stock;

●	$5.7 million of scheduled principal payments; and

●	$1.9 million for refinancing costs,

partially offset by:

●	$99.5 million of borrowings on our revolving credit facility; and

●	$0.3 million provided by the issuance of Class A Common Stock from stock options.

For 2010, cash provided by financing activities included:

●	$12.3 million from proceeds on new mortgage debt,

partially offset by:

●	$2.8 million of repurchases of Class A Common Stock; and

●	$1.9 million of scheduled principal payments.

For 2009, cash used in financing activities included:

●	$7.0 million of repurchases of Class A Common Stock;

●	$29.0 million from repayments on borrowings from our revolving credit facility; and

●	$9.1 million of scheduled principal payments,

partially offset by:

●	$14.0 million from proceeds on new mortgage debt.

2011 vs. 2010 Long-term debt

Total long-term debt, including current and long-term maturities, decreased by $43.9 million during 2011 primarily from:

●	$54.7 million of cash from operating activities (excluding amortization of debt purchase accounting market value adjustment of $0.2 million);

●	$10.7 million from a decrease in cash balances; and

●	$2.2 million from other transactions,

partially offset by:

●	$0.8 million from repurchases of Class A Common Stock;

●	$6.9 million for the payment of dividends; and

●	$15.8 million of capital expenditures.

2010 vs. 2009 Long-term debt

Total long-term debt, including current and long-term maturities, increased by $10.4 million during 2010 primarily from:

●	$44.1 million of capital expenditures;

●	$9.0 million from an increase in cash balances; and

●	$2.8 million from repurchases of Class A Common Stock,

partially offset by:

●	$45.9 million of cash from operating activities.

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

Cash generated by discontinued operations was $0.8 million, $0.4 million of which was generated by tax benefits on the loss on impairment of long-lived assets.  While cash flows were positive, we determined they were not significant enough to warrant an investment of $10.3 million (ALC had an option to purchase).  The loss of cash flows from discontinued operations will not have a significant impact on our future operations.

Debt Instruments

Summary of Long-Term Debt

	December 31,
	2011	2010
	(In thousands)
$125 million credit facility bearing interest at floating rates, due February 2016(1)	$12,000	$—
$120 million credit facility bearing interest at floating rates	—	50,000
Mortgage note, bearing interest at 6.24%, due 2014	31,703	32,644
Mortgage note, bearing interest at 6.50%, due 2015	24,775	25,663
Mortgage note, bearing interest at 7.07%, due 2018	8,552	8,703
Oregon Trust Deed Notes, weighted average interest rate of 7.33%, maturing from 2021 through 2026	7,274	8,130
HUD Insured Mortgages, interest rates ranging from 5.66% to 5.85%, due 2032	3,937	4,033
HUD Insured Mortgage, bearing interest at 7.55%, due 2036	—	2,937
Total debt	88,241	132,110
Less current maturities	(2,538)	(2,449)
Total long-term debt	$85,703	$129,661
(1) Borrowings under this facility bear interest at a floating rate at ALC’s option equal to LIBOR or prime plus a margin.  The margin is determined by ALC’s consolidated leverage ratio (as defined in the U.S. Bank Credit Facility) and ranges from 137.5 to 250 basis points over prime or 225 to 350 basis points over LIBOR.  From February 18, 2011 through May 6, 2011, ALC’s prime and LIBOR margins were 175 and 275 basis points, respectively.  On May 7, 2011, the prime and LIBOR margins were reduced to 150 and 250 basis points, respectively.  At December 31, 2011, prime was 3.25% and one month LIBOR was 0.30%.

$125 Million Credit Facility

On February 18, 2011, ALC entered into a five year, $125 million revolving credit facility with U.S. Bank National Association, as administrative agent, and certain other lenders (the “U.S. Bank Credit Facility”).  ALC’s obligations under the U.S. Bank Credit Facility are guaranteed by three ALC subsidiaries that own 31 residences with a combined net book value of $66.1 million and are secured by mortgage liens against such residences and by a lien against substantially all of the assets of ALC and those subsidiaries.  Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate (essentially equal to the prime rate) or LIBOR plus, in each case, a margin that varies according to a pricing grid based on a consolidated leverage test.  From February 18, 2011 through May 6, 2011, ALC’s prime and LIBOR margins were 175 and 275 basis points, respectively.  On May 7, 2011, the prime and LIBOR margins were reduced to 150 and 250 basis points, respectively.  ALC is required to pay a monthly commitment fee of .375% per annum on the unused portion of the facility.

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

ALC is subject to certain restrictions and financial covenants under the facility including maintenance of less than a maximum consolidated leverage ratio and greater than a minimum consolidated fixed charge coverage ratio, and restrictions on payments for capital expenditures, expansions and acquisitions. Payments for dividends and stock repurchases may be restricted if ALC fails to maintain consolidated leverage ratio levels specified in the facility.  In addition, upon the occurrence of certain transactions, including but not limited to property loss events, ALC may be required to make mandatory prepayments. ALC is also subject to other customary covenants and conditions.  Outstanding borrowings under the facility at December 31, 2011 were $12 million.  In addition, the facility provided collateral for $5.6 million in outstanding letters of credit.  As of December 31, 2011 ALC was in compliance with all applicable financial covenants and available borrowings under the facility were $107.4 million.  ALC incurred $1.9 million in closing costs which are being amortized over the five year life of the U.S. Bank Credit Facility.

 Mortgage  Note due 2014

The mortgage note due in 2014 (the “6.24% 2014 Note”) has a fixed interest rate of 6.24% with a 25-year principal amortization and is secured by 24 assisted living residences with a carrying value of $57.1 million.  Monthly principal and interest payments amount to approximately $0.3 million. A balloon payment of $29.6 million is due in January 2014.  The 6.24% 2014 Note was entered into by subsidiaries of ALC and is subject to a limited guaranty by ALC.

The 6.24% 2014 Note contains customary affirmative and negative covenants applicable to the ALC subsidiaries that are the borrowers under the property level financings, including:

●	Limitations on the use of rents;

●	Notice requirements and requirements to provide annual audited and certified balance sheets and other financial information;

●	Requirement to keep the subject properties in good repair;

●	Compliance standards with respect to environmental laws;

●	Insurance maintenance requirements; and

●	Limitations on liens, operations, fundamental changes, lines of business, corporate activities, dispositions of property, and property management.

Events of default under the 6.24% 2014 Note are customary and include (subject to customary grace periods):

●	Failure to pay principal or interest when due;

●	Transfers of interests in subsidiaries, and changes in corporate or other status;

●	Transfers of all or part of mortgaged properties;

●	Failure to provide sufficient insurance;

●	Breaches of certain covenants; and

●	Bankruptcy related defaults.

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

The amended and restated loan bears interest at a fixed rate of 6.5% per annum and is secured by a mortgage and assignment of leases with respect to two senior living residences in Iowa, three in Indiana and one in Wisconsin consisting of a combined total of 314 units with a carrying value of $20.2 million.  The original $14.0 million portion of the loan is amortized over a twenty year period from June 12, 2009 and the additional $12.25 million portion of the loan is amortized over a fifteen year period from September 30, 2010.  Prepayment of the loan in excess of 10% of the principal balance in any anniversary year will require a prepayment fee of 3% in the first or second year, 2% in the third or fourth year, and 1% thereafter.  Performance and payment of obligations under the Loan Agreement and related note are guaranteed by ALC pursuant to the terms of a guaranty agreement.  ALC incurred $0.4 million of closing costs which are being amortized over the five year life of the loan.

In addition to customary representations, covenants and default provisions, the loan requires that the senior living residences securing the loan maintain minimum annual levels of EBITDA (earnings before interest, taxes, depreciation and amortization) and rental income.  In addition, the loan requires that ALC maintain less than a maximum consolidated leverage ration and greater than a minimum consolidated fixed charge coverage ratio.  As of December 31, 2011 and 2010, ALC was in compliance with all applicable financial covenants.

Mortgage Note due 2018

The mortgage note due in 2018 (“2018 Note”) has a fixed interest rate of 7.07%, an original principal amount of $9.0 million, and a 25-year principal amortization.  It is secured by a deed of trust, assignment of rents and security agreement and fixture filing on three assisted living residences in Texas with a carrying value of $10.7 million.  Monthly principal and interest payments amount to approximately $64,200.  The 2018 Note has a balloon payment of $7.2 million due in July 2018 and was entered into by a wholly-owned subsidiary of ALC and is subject to a limited guaranty by ALC.

The security instrument for the 2018 Note contains customary covenants, including:

●	limitations on the use of the property;

●	protection of the lender’s security;

●	maintenance of books and records and requirements to provide financial reports on the properties;

●	payment of taxes and operating expenses;

●	preservation, management and maintenance of the properties;

●	compliance standards with respect to environmental laws; and

●	maintenance of required insurance.

Events of default under the 2018 Note that would give the lender the option to accelerate payment include:

●	failure to pay principal or interest when due;

●	failure to maintain required insurance;

●	failure to maintain the borrower as a special purpose entity;

●	fraud or material misrepresentation by the borrower;

●	transfers of all or a part of the properties;

●	commencement of a forfeiture action which, in lender’s reasonable judgment, could result in forfeiture of the property;

●	failure to comply with the use and licensing requirements of the security instrument;

●	loss of any license necessary to operate the properties as senior housing facilities;

●	ceasing to operate any of the properties as a senior housing facility;

●	failure to cure breaches of certain covenants within 30 days of notice of breach; and

●	failure to cure defaults in related operating agreements within the applicable cure periods.

We are a limited guarantor under the 2018 Note.  Our guarantee is of any loss or damage suffered by the lender as a result of:

●	borrower’s failure to apply all insurance proceeds and condemnation proceeds as required in the security instrument;

●	borrower’s failure to comply with the requirements in the security instrument to deliver books and records;

●	fraud or written misrepresentation; and

●	failure to apply rents as required by the security instrument.

In addition, we may become liable to lender for repayment of the loan if borrower acquires any property or operation that would cause the borrower to cease to be a single purpose entity or if borrower transfers any of the properties in violation of the security instrument.

Oregon Trust Deed Notes

The Oregon trust deed notes (“Oregon Trust Deed Notes”) are secured by buildings, land, furniture and fixtures of six Oregon assisted living residences with a combined carrying value of $9.7 million.  ALC repaid a $0.5 million note in 2011 with a stated interest rate of 8.75%. The remaining notes are payable in monthly installments including interest at rates ranging from 0% to 9.00%.  The effective rate on the remaining term of the Oregon Trust Deed Notes is 7.33%.

Under debt agreements relating to the Oregon Trust Deed Notes, ALC is required to comply with the terms of certain regulatory agreements until their scheduled maturity dates which range from June 2021 to March 2026.

ALC is the sole borrower and mortgagor under the Oregon Revenue Bonds, which contain affirmative and negative covenants customary for property level financings, including:

●	Notice requirements and requirements to provide annual audited balance sheets and other financial information;

●	The establishment and maintenance of operating and reserve accounts and security deposits;

●	The maintenance of monthly occupancy levels;

●	Requirements to maintain insurance and books and records, and compliance with laws; and

●	Limitations on liens, operations, fundamental changes, lines of business, corporate activities, dispositions of property, property management, and alterations or improvements.

Events of default under the Oregon Revenue Bonds are customary and include (subject to customary grace periods):
●	Failure to lease or make available 20% of the property units to low or moderate income persons;

●	Failure to pay principal or interest when due, to perform obligations in any loan documents, or to maintain subordination of other loan agreements;

●	Failure to provide sufficient insurance;

●	Breach of any warranty of title or misrepresentation in financial statements or reports;

●	Bankruptcy related defaults;

●	Failure to perform covenants or obligations; and

●	Certain changes in ownership or control, or transfers of interest in properties without prior consent.

HUD Insured Mortgages

The HUD insured mortgages (the “HUD Loans”) included three separate loan agreements entered into in 2001 between subsidiaries of ALC and the lenders.  Two of the three HUD Loans were refinanced in the third quarter of 2007.  One of the HUD loans with a principal balance of $2.8 million was repaid in the third quarter of 2011 which resulted in the $0.2 million reversal of a purchase accounting reserve.  The two remaining HUD Loans bear interest of 5.66% to 5.85% and average 5.74%.  The mortgages are each secured by a separate assisted living residence located in Texas with a combined carrying value of $4.3 million.  Prepayments may be made any time after the first two years.  The two remaining HUD loans mature in September 2032.

The HUD Loans contain customary affirmative and negative covenants including:

●	Establishment and maintenance of a reserve account;

●	Maintenance of property and insurance;

●	Requirements to provide annual audited balance sheets and other financial information;

●	Maintenance of governmental approvals and licenses and compliance with applicable laws; and

●
Limitations on indebtedness, distributions, liens, operations, fundamental changes, lines of business, corporate activities, dispositions of property, property management, and alterations and improvements.

Events of default under the HUD Loans are customary and include (subject to customary grace periods):

●	Failure to establish and maintain a reserve account;

●	Conveyance, transfer or encumbrance of certain property without the lender’s consent;

●	Construction on mortgaged property without lender’s consent or failure to maintain the property or using the property for unauthorized purposes;

●	Establishment of unauthorized rental restrictions or making of certain distributions;

●	Bankruptcy related defaults; and

●	Breaches of certain other covenants.

$120 Million Credit Facility

On November 10, 2006, ALC entered into a five year, $100 million credit facility with General Electric Capital Corporation and other lenders.  The facility was guaranteed by certain ALC subsidiaries that owned 64 residences and secured by a lien against substantially all of the assets of ALC and such subsidiaries.  Interest rates applicable to funds borrowed under the facility were based, at ALC’s option, on either a base rate essentially equal to the prime rate or LIBOR plus an amount that varied according to a pricing grid based on a consolidated leverage test.  For the duration of the facility, this amount was 150 basis points.

Average interest rates under the facility were 1.80% and 1.97% during the year ended December 31, 2010 and 2009, respectively.

On August 22, 2008, ALC entered into an agreement to amend its then $100 million revolving credit agreement to allow ALC to borrow up to an additional $20 million, bringing the size of the facility to $120 million.

On February 18, 2011, ALC entered into a new $125 million credit facility and terminated the $120 million credit facility and repaid all amounts owed under that credit facility.  See $125 Million Credit Facility above.

ALC entered into derivative financial instruments in November 2008 and March 2009, specifically interest rate swaps, for non-trading purposes.  ALC may use interest rate swaps from time to time to manage interest rate risk associated with floating rate debt.  The November 2008 and March 2009 interest rate swap agreements expired in November 2011 and had a total notional amount of $50 million.  ALC elected to apply hedge accounting for both interest rate swaps because they were an economic hedge of our floating rate debt.  ALC does not enter into derivatives for speculative purposes.  Both interest rate swaps were cash flow hedges.  The derivative contracts had a negative net fair value of $0.9 million and $1.2 million as of December 31, 2010 and December 31, 2009, respectively, based on then current market conditions affecting interest rates, and are recorded in accrued liabilities.

In connection with the termination of the GE Credit Facility and entrance into the U.S. Bank Credit Facility on February 18, 2011,  ALC discontinued hedge accounting prospectively for the previously designated interest rate swap instruments. Consequently, $0.9 million of losses, $0.5 million net of tax, accumulated in other comprehensive income related to the previously designated swap instruments was charged to interest expense.  The change in fair value of $0.5 million beginning February 18, 2011 through the expiration of the SWAP agreements  has been included in interest expense in the condensed consolidated statements of operations. In addition, in the first quarter of 2011, ALC incurred a $0.3 million charge to interest expense relating to the remaining book value of deferred financing fees in connection with the termination of the GE Credit Facility.

Principal Repayment Schedule

Principal payments on long-term debt due within the next five years and thereafter as of December 31, 2011, are set forth below (in thousands):

2012	$2,591
2013	2,771
2014	31,369
2015	22,437
2016	12,749
After 2016	16,248
$88,165

The principal payments differ from the debt reported in our consolidated balance sheet because of the purchase accounting valuation reserve of $76 thousand.

Letters of Credit

As of December 31, 2011, ALC had $5.6 million in outstanding letters of credit, all of which are collateralized by the $125 million revolving credit facility.  Approximately $5.1 million of the letters of credit provide security for worker’s compensation insurance and the remaining $0.5 million of letters of credit are security for landlords of leased properties.  The letters of credit have maturity dates ranging from March 2012 to December 2012.

As of December 31, 2010, ALC had $5.3 million in outstanding letters of credit, the majority of which were collateralized by property.  Approximately $4.8 million of the letters of credit provided security for worker’s compensation insurance and the remaining $0.5 million of letters of credit was security for landlords of leased properties.

Restricted Cash

As of December 31, 2011, restricted cash consisted of $0.4 million of cash deposits as security for Oregon Trust Deed Notes and $1.6 million of cash deposits as security for HUD Insured Mortgages.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Cash Management

As of December 31, 2011, we held unrestricted cash and cash equivalents of $2.7 million.  We estimate cash flows on a regular monthly basis to determine the investment periods, if any, of certificates of deposit and we monitor daily incoming and outgoing expenditures to ensure available cash is invested on a daily basis when warranted.  As of December 31, 2011, approximately $1.2 million of our cash balances are held by Pearson to provide for potential insurance claims.

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

However, the failure to meet certain operating and occupancy covenants in the CaraVita operating lease could give the lessor the right to accelerate the lease obligations and terminate our right to operate all or some of those properties.  We were in compliance with all such covenants as of December 31, 2011, but continued poor economic conditions could constrain our ability to remain in compliance in the future.

Failure to comply with those obligations could result in our being required to make an accelerated payment of the present value of the remaining obligations under the lease through its expiration in March 2015 (approximately $16.7 million as of December 31, 2011), as well as the loss of future revenue and cash flow from the operations of those properties.  The acceleration of the remaining obligation and loss of future cash flows from operating those properties could have a material adverse impact on our operations. Based upon current and reasonably foreseeable events and conditions, ALC does not believe that there is a reasonably likely degree of risk of breach of the CaraVita covenants.

Expansion Program

Since 2007 ALC has constructed and opened 367 units on owned properties as part of the expansion program announced in 2007.  These additions add to the attractiveness of residences by including amenities such as media rooms, family gathering areas and exercise facilities.  The final cost of this expansion program was $114,000 per unit.  The initial expansion program is now complete; however, ALC continues to evaluate opportunities to expand  upon owned residences and has actively begun construction on 23 units which are expected to open in the third quarter of 2012.

Share Repurchase

In 2011, we repurchased 49,200 shares of our Class A Common Stock at a cost of $0.8 million and an average price of $16.21 per share (excluding fees).  At December 31, 2011, approximately $15.0 million remained available under the $15 million repurchase program that was extended and expanded on May 2, 2011.

Accrual for Self-Insured Liabilities

At December 31, 2011, we had an accrued liability for settlement of self-insured liabilities of $2.1 million in respect of general and professional liability claims.  Claim payments were $0.6 million and $0.5 million for the year ended December 31, 2011 and 2010, respectively.  The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported.  We estimate that $0.5 million of the total $2.1 million liability will be paid in the next twelve months.  The timing of payments is not directly within our control, and, therefore, estimates are subject to change.  Provisions for general and professional liability insurance are determined using annual independent actuarial valuations.  We believe we have provided sufficient provisions for general and professional liability claims as of December 31, 2011.

At December 31, 2011, we had an accrual for workers’ compensation claims of $3.2 million.  Claim payments for the years ended December 31, 2011 and 2010 were $2.6 million and $2.3 million, respectively.  The timing of payments is not directly within our control, and, therefore, estimates are subject to change.  Provisions for workers’ compensation insurance are determined using annual independent actuarial valuations.  We believe we have provided sufficient provisions for workers’ compensation claims as of December 31, 2011.

At December 31, 2011, we had an accrual for medical insurance claims of $0.8 million.  The accrual is an estimate based on the historical claims per participant incurred over the historical lag time between date of service and payment by our third party administrator.  The timing of payments is not directly within our control, and, therefore, estimates are subject to change.  We believe we have provided sufficient provisions for medical insurance claims as of December 31, 2011.

Unfunded Deferred Compensation Plan

At December 31, 2011 and 2010 we had accruals of $3.0 million and $3.1 million, respectively, for our unfunded deferred compensation plan.  We implemented an unfunded deferred compensation plan in 2005 which is offered to company employees who are defined as highly compensated by the Internal Revenue Code.  Participants may defer up to 10% of their base salaries which is matched 50% by the Company.  Deferred balances accrue interest at the current prime interest rate.

Contractual Obligations

Set forth below is a table showing the estimated timing of cash payments under our contractual obligations as of December 31, 2011:

	Payments Due by Year
	Total	2012	2013	2014	2015	2016	After 2016
	(Dollars in thousands)
Long-term debt	$88,165	$2,591	$2,771	$31,369	$22,437	$12,749	$16,248
Interest payments	25,297	4,903	4,722	2,875	2,260	1,154	9,383
Operating lease commitments	60,911	18,546	18,878	19,026	2,637	1,214	610
Total	$174,373	$26,040	$26,371	$53,270	$27,334	$15,117	$26,241

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

Revenue Recognition and Accounts Receivable

Revenues are recorded in the period in which services are provided at established rates.  Revenues collected in advance are recorded as deferred revenue upon receipt and recorded to revenue in the period the revenues are earned.  We derive our revenues primarily from providing senior living accommodation and healthcare services.  In 2011, 2010 and 2009, approximately 99%, 98%, and 95% of our revenues, respectively, were derived from private pay sources. The remaining revenues are derived from state Medicaid programs.  These Medicaid programs establish the rates in their respective states.

We record accounts receivable at the net realizable value we expect to receive from individual residents and state Medicaid programs.  We continually monitor and adjust our allowances associated with these receivables.  We evaluate the adequacy of our allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds, which vary by payer type.  Provisions are considered based upon the evaluation of the circumstances for each of these specific accounts. In addition, we have established internally-determined percentages for allowance for doubtful accounts that are based upon historical collection trends for each payer type and age of these receivables.  Accounts receivable that we estimate to be uncollectible, based upon the above process, are fully reserved for in the allowance for doubtful accounts until they are written off or collected. If circumstances change, for instance due to economic downturn resulting in higher than expected defaults or denials, our estimates of the recoverability of our receivables could be reduced by a material amount.  Our allowance for doubtful accounts for current accounts receivable totaled $2.9 million and $1.4 million at December 31, 2011 and 2010, respectively.

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

Changes in our level of retained risk and other significant assumptions that underlie our estimate of self-insured liabilities, could have a material effect on the future carrying value of the self-insured liabilities.  Our accrual for general and professional self-insured liabilities totaled $2.1 million at both December 31, 2011 and 2010.  Our accrual for workers compensation liabilities was $3.2 million and $3.1 million at December 31, 2011 and 2010, respectively.  Our accrual for medical insurance was $0.8 million at both December 31, 2011 and 2010.

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards,” which amends the current fair value measurement and disclosure guidance of ASC Topic 820 “Fair Value Measurement” to include increased transparency around valuation inputs and investment categorization. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. ALC does not expect the adoption of these provisions to have a material impact on ALC’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-5, “Presentation of Comprehensive Income”, an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard update will not have an impact on ALC’s consolidated financial position, results of operations, or cash flows, as it only requires a change in the format of its current presentation of comprehensive income.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” to allow entities to use a qualitative approach to test goodwill for impairment. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU No. 2011-08 is effective for annual and interim impairment tests performed in fiscal years beginning after December 15, 2011 and earlier adoption is permitted. ALC does not expect the adoption of these provisions to have a material impact on ALC’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”  ("ASU 2011-12"). The amendment requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ALC does not expect the adoption of ASU 2011-12 on January 1, 2012 to have an impact on its consolidated financial position or results of operations.

Reclassifications

Certain reclassifications have been made in the prior quarters’ and years’ financial statements to conform to the current quarters’ and years’ presentation.  Such reclassifications had no effect on previously reported net income or stockholders’ equity.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Disclosures

At December 31, 2011, our long-term debt, including the current portion, consisted of fixed-rate debt of $76.2 million, exclusive of a $0.1 million purchase accounting market value adjustment and variable rate debt of $12.0 million.  At December 31, 2010, our long-term debt, including the current portion, consisted of fixed-rate debt of $81.9 million, exclusive of a $0.3 million purchase accounting market value adjustment and variable rate debt of $50.0 million.

Our earnings are affected by changes in interest rates as a result of our borrowings on our $125 million credit facility.  At December 31, 2011, we had $12.0 million of variable rate borrowings based on LIBOR plus a premium.  As of December 31, 2011, our variable rate was 250 basis points in excess of LIBOR.  For every 1% change in LIBOR, our interest expense will change by approximately $120,000 annually.  This analysis does not consider changes in the actual level of borrowings or repayments that may occur subsequent to December 31, 2011.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

In order to reduce risk related to our variable rate debt, from time to time we may enter into interest rate swap contracts or other interest rate protection agreements.  ALC had no interest rate swap contracts outstanding as of December 31, 2011.  As of December 31, 2010, we had the following interest rate swap contracts (fair value in thousands):

Contract Date	Notional Amount	Fixed Rate	Maturity	Fair Value
November 13, 2008	$30 million	2.83%	November 2011	$(642)
March 10, 2009	$20 million	1.98%	November 2011	$(278)

On February 18, 2011, ALC terminated the $120.0 million GE Credit Facility and entered into a new $125.0 million credit facility with U.S. Bank National Association.  In connection with this refinancing, ALC elected to forgo hedge accounting treatment on its interest rate swaps.  As a result, ALC reclassified $0.9 million of pre-tax losses on derivatives ($0.5 million net of tax) from accumulated comprehensive income to earnings in 2011.  At December 31, 2010, the combined market value of the swaps was $0.9 million.

We enter into contracts for the purchase of electricity and natural gas for use in certain of our operations in order to reduce the variability of energy costs.  The deregulation of energy markets in selected areas of the country, the availability of products offered through energy brokers and providers, and our relatively stable demand for energy make it possible for us to enter longer term contracts to obtain more stable pricing.  It is ALC’s intent to enter into contracts solely for its own use.  Further, it is fully anticipated that ALC will make use of all of the energy contracted.  Expiration dates on our current energy contracts range from January 2012 to December 2013.  FASB guidance requires ALC to evaluate these contracts to determine whether the contracts are derivatives.  Certain contracts that meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales.  Normal purchases are contracts that provide for the purchase of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases and sales are documented and exempted from derivative accounting and reporting requirements.  ALC has evaluated these energy contracts and determined they meet the normal purchases and sales exception and therefore are exempted from derivative accounting and reporting requirements.

The downturn in the United States housing market in 2007 through 2009 triggered a constriction in the availability of credit that is expected to continue through 2012.  This could impact our ability to borrow money or refinance existing obligations at acceptable rates of interest.  Lending standards for securitized financing have become tighter, making it more difficult to borrow. We have experienced no significant barriers to obtaining credit and do not expect to in the near future.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “–Future Liquidity and Capital Resources.”

Quantitative Disclosures

The table below presents principal, or notional, amounts and related weighted average interest rates by year of maturity for our fixed rate debt obligations as of December 31, 2011, (in thousands).  Amounts exclude purchase accounting market value adjustment of debt of $0.1 million.

	2012	2013	2014	2015	2016	After 2016	Total	Fair Value Liability (Asset)
LONG-TERM DEBT:
Fixed Rate	$2,591	$2,771	$31,369	$22,437	$749	$16,248	$76,165	$82,825
Average Interest Rate	6.55%	6.54%	6.75%	7.03%	6.94%	6.72%	6.62%

The above table incorporates only those exposures that existed as of December 31, 2011, and does not consider those exposures or positions which could arise after that date or future interest rate movements.

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

 Management assessed the effectiveness of ALC’s internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.  Based on this assessment, ALC’s management believes that, as of December 31, 2011, ALC’s internal control over financial reporting is effective based on those criteria.

Management reviewed the results of their assessment with our Audit Committee.  The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included below in this Item 9A.

Disclosure Controls and Procedures

ALC’s management, with the participation of ALC’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of ALC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2011.  ALC’s disclosure controls and procedures are designed to ensure that information required to be disclosed by ALC in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to ALC’s management, including its Chief Executive Officer, to allow timely decisions regarding required disclosures.  Based on such evaluation, ALC’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2011, ALC’s disclosure controls and procedures were effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Assisted Living Concepts, Inc.

We have audited Assisted Living Concepts, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Assisted Living Concepts, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on Assisted Living Concepts, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Assisted Living Concepts, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Assisted Living Concepts, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 12, 2012 expressed an unqualified opinion.

GRANT THORNTON LLP
Milwaukee, Wisconsin
March 12, 2012

ITEM 9B — OTHER INFORMATION

Forward-Looking Statements and Cautionary Factors

This report and other written or oral disclosures that we make or that are made on our behalf may contain both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are predictions and generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “will,” “target,” “intend,” “plan,” “foresee,” or other words or phrases of similar import.  Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated.  In addition to factors that may accompany forward-looking statements, factors that could materially affect actual results include the following:

●
unfavorable economic conditions, such as recessions, high unemployment levels, and declining housing and financial markets, could adversely affect the assisted living industry in general and cause us to lose revenue;

●
events which adversely affect the ability of seniors to afford our monthly resident fees including sustained economic downturns, difficult housing markets and losses on investments designated for retirement could cause our occupancy rates, revenues and results of operations to decline;

●	national, regional and local competition which could cause us to lose market share and revenue;

●	our ability to cultivate new or maintain existing relationships with physicians and others in the communities in which we operate who provide referrals for new residents could affect occupancy rates;

●	changes in the numbers of our residents who are private pay residents may significantly affect our profitability;

●	termination of our resident agreements and vacancies in the living spaces we lease could adversely affect our revenues, earnings and occupancy levels;

●	increases in labor costs, as a result of a shortage of qualified personnel, regulatory requirements or otherwise, could substantially increase our operating costs;

●	inability to increase resident fees to cover energy, food and other costs which could reduce operating margins;

●	markets where overbuilding exists and future overbuilding in other markets where we operate our residences may adversely affect our operations;

●	personal injury claims, if successfully made against us, could materially and adversely affect our financial condition and results of operations;

●	failure to comply with laws and government regulation could lead to fines and penalties;

●	compliance with regulations may require us to make unanticipated expenditures which could increase our costs and therefore adversely affect our earnings and financial condition;

●	new laws or regulations could increase our costs or negatively impact our business;

●	audits and investigations under our contracts with federal and state government agencies could have adverse findings that may negatively impact our business;

●	failure to comply with environmental laws, including laws regarding the management of infectious medical waste, could materially and adversely affect our financial condition and results of operations;

●	failure to comply with laws governing the transmission and privacy of health information could materially and adversely affect our financial condition and results of operations;

●	efforts to regulate the construction or expansion of healthcare providers could impair our ability to expand through construction of new residences or expansion of existing residences;

●	acquisitions that could subject us to a number of operating risks; and

●	costs associated with capital improvements could adversely affect our profitability.

Factors and uncertainties related to our indebtedness and lease arrangements include:

●
loan and lease covenants could restrict our operations and a default could result in the acceleration of indebtedness or cross-defaults, any of which would negatively impact our liquidity and our ability to grow our business and revenues;

●	if we do not comply with the requirements in leases or debt agreements pertaining to revenue bonds, we would be subject to lost revenues and financial penalties;

●	restrictions in our indebtedness and long-term leases could adversely affect our liquidity and our ability to operate our business and our ability to execute our growth strategy; and

●	increases in interest rates could significantly increase the costs of our unhedged debt and lease obligations, which could adversely affect our liquidity and earnings.

Additional risk factors are discussed under the “Risk Factors” section in Item 1A of this report.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our Directors, certain corporate governance matters and Section 16(a) beneficial ownership reporting compliance is incorporated by reference from our definitive proxy statement for the 2012 annual meeting of stockholders under the captions “Proposal 1: Election of Directors – Nominees,” “Proposal 1: Election of Directors – Board Leadership Structure and Role of Board in Risk Oversight,” “Proposal 1: Election of Directors – Independence,” “Proposal 1: Election of Directors – Meetings,” “Proposal 1: Election of Directors – Committees,” “Proposal 1: Election of Directors – Governance Documents,” “Proposal 1: Election of Directors – Communications,” “Proposal 1: Election of Directors – Director Compensation,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  The balance of the response to this item is contained in the information entitled “Executive Officers of the Registrant” following Item 4 in Part I of this report.

Information about our audit committee financial expert is incorporated by reference to our definitive proxy statement for the 2012 annual meeting of stockholders.

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

ITEM 11 — EXECUTIVE COMPENSATION

Information about executive compensation is incorporated by reference to our definitive proxy statement for the 2012 annual meeting of stockholders under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee Report.”

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated by reference to our definitive proxy statement for the 2012 annual meeting of stockholders under the captions “Securities Authorized for Issuance under Equity Compensation Plans” and “Stock Ownership of Management and Others.”

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and transactions with related persons, and director independence is incorporated herein by reference from our definitive proxy statement from the 2012 annual meeting of stockholders under the captions “Certain Business Relationships; Related Person Transactions”, “Proposal 1: Election of Directors – Independence”, and “Proposal 1: Election of Directors – Committees”.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about principal accountant fees and services is incorporated by reference from our definitive proxy statement for the 2012 annual meeting of stockholders under the caption “Fees Paid to Independent Auditors.”

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Our audited consolidated financial statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

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

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Assisted Living Concepts, Inc.

We have audited the accompanying consolidated balance sheets of Assisted Living Concepts, Inc. and subsidiaries, collectively the “Company”, as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Assisted Living Concepts, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

GRANT THORNTON LLP
Milwaukee, Wisconsin
March 12, 2012

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$2,652	$13,364
Cash and escrow deposits - restricted	3,150	3,440
Investments	1,840	4,599
Accounts receivable, less allowances of $2,903 and $1,414, respectively	4,609	3,201
Prepaid expenses, supplies and other receivables	3,387	3,020
Income tax receivable	606	356
Deferred income taxes	4,027	5,108
Current assets of discontinued operations	—	168
Total current assets	20,271	33,256
Property and equipment, net	430,733	437,303
Intangible assets, net	9,028	10,193
Restricted cash	1,996	3,448
Other assets	2,025	904
Total Assets	$464,053	$485,104
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,086	$6,154
Accrued liabilities	17,877	20,173
Deferred revenue	8,004	4,784
Current maturities of long-term debt	2,538	2,449
Current portion of self-insured liabilities	500	500
Total current liabilities	36,005	34,060
Accrual for self-insured liabilities	1,557	1,597
Long-term debt	85,703	129,661
Deferred income taxes	23,961	20,503
Other long-term liabilities	9,107	10,024
Commitments and contingencies
Total liabilities	156,333	195,845
Preferred Stock, par value $0.01 per share, 25,000,000 shares authorized, no shares issued and outstanding, respectively	—	—
Class A Common Stock, $0.01 par value, 160,000,000 authorized at December 31, 2011 and December 31, 2010; 24,980,958 and 24, 816,738 shares issued and 20,049,086 and 19,934,066 shares outstanding, respectively	250	248
Class B Common Stock, $0.01 par value, 30,000,000 authorized at December 31, 2011 and December 31, 2010; 2,919,790 and 3,040,620 issued and outstanding, respectively	29	30
Additional paid-in capital	316,694	315,153
Accumulated other comprehensive income (loss)	156	(95
Retained earnings	67,436	49,970
Treasury stock at cost, 4,931,872 and 4,882,672 shares, respectively	(76,845)	(76,047)
Total stockholders’ equity	307,720	289,259
Total Liabilities and Stockholders’ Equity	$464,053	$485,104

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues	$234,452	$233,128	$228,723
Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	136,659	139,689	142,048
General and administrative	13,361	15,080	13,515
Residence lease expense	17,686	19,846	20,044
Depreciation and amortization	23,103	22,806	21,219
Impairment of long-lived asset	—	—	148
Goodwill impairment	—	—	16,315
Total operating expenses	190,809	197,421	213,289
Income from operations	43,643	35,707	15,434
Other (expense) income:
Other-than-temporary investments impairment	—	(2,026)	—
Other	956	23	—
Interest expense:
Debt	(7,872)	(7,782)	(7,343)
Write-off of deferred financing fees	(279)	—	—
Interest income	12	11	54
Income from continuing operations before income taxes	36,460	25,933	8,145
Income tax expense	(12,100	(9,449)	(7,343)
Net income from continuing operations	24,360	16,484	802
Loss from discontinued operations, net of taxes	—	—	(957)
Net income (loss)	$24,360	$16,484	$(155)
Weighted average common shares:
Basic	22,955	23,080	23,510
Diluted	23,256	23,412	23,510
Per share data:
Basic earnings (loss) per common share:
Income from continuing operations	$1.06	$0.71	$$0.03
Loss from discontinued operations	—	—	(0.04)
Net income (loss)	$1.06	$0.71	$(0.01)
Diluted earnings (loss) per common share:
Income from continuing operations	$1.05	$0.70	$$0.03
Loss from discontinued operations	—	—	(0.04)
Net income (loss)	$1.05	$0.70	$(0.01)

Dividends declared and paid per share	$0.30	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock
	Shares Issued	Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Comprehensive Income
Balance, December 31, 2008	27,850	$280	$314,062	$(1,989)	$33,641	$(66,255)	$279,739	$12,231

Conversion of Class B Common Stock to Class A Common Stock	6	—	—	—	—	—	—	—
Unrealized gains on available for sale securities, net of tax expense of $44	—	—	—	63	—	—	63	63
Reverse stock split	—	(2)	(5)	—	—	—	(7)	—
Unrealized losses on derivative, net of tax benefit of $53	—	—	—	(86)	—	—	(86)	(86)
Compensation expense related to employee and Director SAR/Options	—	—	406	—	—	—	406	—
Purchases of Treasury stock	—	—	—	—	—	(6,989)	(6,989)	—
Net loss	—	—	—	—	(155)	—	(155)	(155)
Comprehensive income	—	—	—	—	—	—	—	(178)
Balance, December 31, 2009	27,856	278	314,463	(2,012)	33,486	(73,244)	272,971

Conversion of Class B Common Stock to Class A Common Stock	2	—	—	—	—	—	—	—
Other-than-temporary impairment of investments, net of tax expense of $765	—	—	—	1,247	—	—	1,247	1,247
Unrealized gains on available for sale securities, net of tax expense of $305	—	—	—	500	—	—	500	500
Issuance of shares for employee stock options	—	—	31	—	—	—	31	—
Unrealized gains on derivative, net of tax expense of $105	—	—	—	170	—	—	170	170
Compensation expense related to employee and Director SAR/Options	—	—	659	—	—	—	659	—
Purchases of Treasury stock	—	—	—	—	—	(2,803)	(2,803)	—
Net income	—	—	—	—	16,484	—	16,484	16,484
Comprehensive income	—	—	—	—	—	—	—	18,401
Balance, December 31, 2010	27,858	278	315,153	(95)	49,970	(76,047)	289,259
Dividends paid	—	—	—	—	(6,894)	—	(6,894)	—
Unrealized gains on available for sale securities, net of tax expense of $112	—	—	—	182	—	—	182	182
Reclassification of unrealized gains on sales of investments, net of tax expense of $309	—	—	—	(502)	—	—	(502)	(502)
Issuance of shares for employee stock options	—	—	283	—	—	—	283	—
Conversion of Class B Common Stock to Class A Common Stock	—	1	(1)	—	—	—	—	—
Excess tax benefits on options exercised	—	—	60	—	—	—	60	—
Reclassification of net losses on swap derivatives to earnings net of tax expense of $349	—	—	—	571	—	—	571	571
Compensation expense related to employee and Director SAR/Options	—	—	1,199	—	—	—	1,199	—
Purchases of Treasury stock	—	—	—	—	—	(798)	(798)	—
Net income	—	—	—	—	24,360	—	24, 360	24,360
Comprehensive income	—	—	—	—	—	—	—	$24,611
Balance, December 31, 2011	27,858	$279	$316,694	$156	$67,436	$(76,845)	$307,720

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$24,360	$16,484	$(155)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,103	22,807	21,518
Other-than-temporary investments impairment	—	2,026	—
Goodwill impairment	—	—	16,315
Loss due to property and equipment impairment	—	—	1,369
Amortization of purchase accounting adjustments for leases and debt	(647)	(645)	(395)
Provision for bad debts	1,489	676	49
Provision for self-insured liabilities	554	639	1,080
Loss on sale or disposal of fixed assets	(121)	401	82
Equity-based compensation expense	1,199	659	406
Deferred income taxes	4,447	5,599	1,477
Gain on investments	(956)	(78)	—
Changes in assets and liabilities:
Accounts receivable	(2,897)	(1,209)	(38)
Prepaid expenses, supplies and other receivables	(199)	517	(180)
Deposits in escrow	290	(378)	320
Current assets – discontinued operations	—	(132)	117
Accounts payable	1,268	(1,170)	(2,076)
Accrued liabilities	(1,376)	25	1,281
Deferred revenue	3,220	(1,584)	(319)
Current liabilities – discontinued operations	—	(34)	(13)
Payments of self-insured liabilities	(592)	(458)	(640)
Income taxes payable/receivable	(250)	367	2,415
Changes in other non-current assets	2,238	1,213	(156)
Other non-current assets – discontinued operations	—	399	539
Other long-term liabilities	(455)	48	1,050
Other long-term liabilities – discontinued operations	—	—	(14)
Cash provided by operating activities	54,675	46,172	44,032
INVESTING ACTIVITIES:
Payment for securities	(208)	(818)	(216)
Proceeds on sales of securities	3,406	515	—
Payment for acquisitions	—	(27,500)	—
Proceeds on sale of fixed assets	168	—	—
Payments for new construction projects	(684)	(5,619)	(13,337)
Payments for purchases of property and equipment	(15,067)	(11,000)	(14,564)
Cash used in investing activities	(12,385)	(44,422)	(28,117)
FINANCING ACTIVITIES:
Payments of financing costs	(1,907)	(310)	(358)
Purchase of treasury stock	(798)	(2,803)	(6,989)
Proceeds from issuance of shares for employee stock options	283	31	—
Repayment of borrowings on revolving credit facility	(137,500)	—	(29,000)
Proceeds on borrowings on revolving credit facility	99,500	—	—
Repayment of mortgage debt	(5,686)	(1,914)	(9,113)
Proceeds from mortgage debt	—	12,250	14,000
Payment of dividends	(6,894)	—	—
Cash (used in) provided by financing activities	(53,002)	7,254	(31,460)
(Decrease) increase in cash and cash equivalents	(10,712)	9,004	(15,545)
Cash and cash equivalents, beginning of year	13,364	4,360	19,905
Cash and cash equivalents, end of year	$2,652	$13,364	$4,360

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$7,324	$7,285	$7,575
Income tax payments, net of refunds	8,651	3,459	2,884

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

Assisted Living Concepts, Inc. and its subsidiaries (“ALC” or the “Company”) operated 211 assisted and independent living residences in 20 states in the United States totaling 9,325 units as of December 31, 2011.  ALC’s residences average 40 to 60 units and offer a supportive, home-like setting.  Residents may receive assistance with activities of daily living either directly from ALC employees or indirectly through ALC’s wholly-owned health care subsidiaries.

ALC was formed as a Nevada corporation in 1994 and operated as an independent company until January 31, 2005 when it was acquired by Extendicare Health Services, Inc. (“EHSI”) (the “ALC Purchase”), a wholly-owned subsidiary of Extendicare Inc. now known as Extendicare Real Estate Investment Trust (“Extendicare”).   ALC once again became an independent, publicly traded company listed on the New York Stock Exchange on November 10, 2006, (the “Separation Date”) when ALC Class A and Class B Common Stock was distributed by Extendicare to its stockholders (the “Separation”).

Effective March 16, 2009, ALC implemented a one-for-five reverse stock split of its Class A and Class B Common Stock and effective  May 20, 2011, ALC implemented a two-for-one stock split of its Class A and Class B Common Stock.  All share and per share data in this report have been adjusted to reflect these stock splits.

ALC operates in a single business segment with all revenues generated from those properties located within the United States.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Principles of Presentation and Consolidation

ALC’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management’s most significant estimates include revenue recognition and valuation of accounts receivable, measurement of acquired assets and liabilities in business combinations, valuation of assets and determination of asset impairment, self-insured liabilities for general and professional liability, workers’ compensation and health and dental claims, valuation of conditional asset retirement obligations, and valuation of deferred tax assets.  Actual results could differ from those estimates.

(b)   Cash and Cash Equivalents

ALC considers highly liquid investments that have a maturity of 90 days or less to be cash equivalents. ALC has a centralized approach to cash management. From time to time, ALC may have deposits in banks that exceed Federal Deposit Insurance Corporation limits.  Management believes the credit risk related to these deposits is minimal.

(c)   Investments

Investments in marketable securities are stated at fair value.  Investments with no readily determinable fair value are carried at cost.  Fair value is determined using quoted market prices at the end of the reporting period and, when appropriate, exchange rates at that date. All of our marketable securities are classified as available-for-sale.  ALC accounts for its investments in the executive retirement plan in accordance with the fair value option of Accounting Standards Codification (“ASC”) Topic 825.  This provides for unrealized gains and losses to be recorded in the consolidated statements of operations instead of through comprehensive income.  ALC records unrealized gains and losses from executive retirement plan investments in general and administrative expense; interest income and dividends from these investments are reported as a component of interest income.  The purpose for making this election was to mitigate volatility in ALC’s reported earnings as the change in market value of the investments will be offset by the recording of the related deferred compensation expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALC regularly reviews its investments to determine whether a decline in fair value below the cost basis is other-than-temporary.  To determine whether a decline in value is other-than-temporary, ALC evaluates several factors, including the current economic environment, market conditions, operational and financial performance of the investee, and other specific factors relating to the business underlying the investment, including business outlook of the investee, future trends in the investee’s industry, and ALC’s intent to carry the investment for a sufficient period of time for any recovery in fair value.  If declines in value are deemed other-than-temporary, ALC records reductions in carrying values to estimated fair values, which are determined based on quoted market prices, if available, or on one or more valuation methods such as pricing models using historical and projected financial information, liquidation values, and values of other comparable public companies.  ALC recorded an other-than-temporary impairment of investments in the year December 31, 2010 of $2.0 million.  There was no such impairment recorded in the years ended December 31, 2011 and 2009.

(d)  Accounts Receivable

Accounts receivable are recorded at the net realizable value expected to be received from individual residents or their responsible parties (“private payers”) and government assistance programs such as Medicaid.

At December 31, 2011 and 2010, ALC had approximately 99% and 94%, respectively, of its accounts receivable derived from private payer sources, with the balance owing under various state Medicaid programs. Although management believes there are no credit risks associated with government agencies other than possible funding delays, claims filed under the Medicaid program can be denied if not properly filed prior to a statute of limitations.

ALC periodically evaluates the adequacy of its allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds, which vary by payer type.  Allowances for uncollectibility are considered based upon the evaluation of the circumstances for each of these specific accounts.  In addition, ALC has developed internally-determined percentages for establishing an allowance for doubtful accounts, which are based upon historical collection trends for each payer type and age of the receivables.  Accounts receivable that ALC specifically estimates to be uncollectible, based upon the above process, are fully reserved in the allowance for doubtful accounts until they are written off or collected.  ALC wrote off accounts receivable of $0.8 million, $1.1 million, and $1.1 million in 2011, 2010, and 2009, respectively.  Bad debt expense was $2.3 million,  $1.7 million, and $1.1 million for 2011, 2010 and 2009, respectively.

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

Construction in progress includes advance payments for refurbishment projects, pre-acquisition costs and other direct costs related to acquisition, development and construction of properties, including interest, which are capitalized until the residence is opened or the refurbishment project is completed.  Depreciation of the residence, including interest capitalized, is commenced the month after the residence is opened and is based upon the useful life of the asset, as outlined above.  ALC did not capitalize any interest expense in 2011.  ALC capitalized interest expense of $39,000 and $0.1 million in 2010 and 2009,  respectively.

Maintenance and repairs are charged to expense as incurred. When property or equipment is retired or disposed, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is included in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for 2011, 2010 and 2009 was $21.9 million, $21.2 million, and $20.0 million, respectively.

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

(g)   Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired net assets in excess of their fair market values.  Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and also reviewed at least annually for impairment or after a triggering event.

ALC recorded a goodwill impairment charge of $16.3 million during the first quarter of 2009.  The impairment charge is included as a component of operating results in the accompanying consolidated statements of operations.  The impairment charge is non-cash in nature.

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

(h)   Long-lived Assets

ALC assesses annually the recoverability of long-lived assets, including property and equipment.  Accounting guidance requires that all long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying value of an asset to the undiscounted future cash flows expected to be generated by the asset, including the eventual liquidation of the asset.  If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent the book value of the asset exceeds estimated fair value.  ALC incurred an impairment of long-lived asset charge in continuing operations of $0.1 million on one property in 2009 and $1.2 million of impairment charges on four properties held in discontinued operations.  There were no impairment charges in either 2011 or 2010.  Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less all associated costs of disposition.  Accounting guidance also requires separate reporting of discontinued operations to the component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  Management considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors, in performing these analyses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(j)    Stockholders’ Equity

ALC has authorized 160,000,000 shares of Class A Common Stock, $0.01 par value, and also has authorized 30,000,000 shares of Class B Common Stock, $0.01 par value.

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

ALC has also authorized 25,000,000 shares of Preferred Stock, none of which has been issued as of December 31, 2011 and 2010.

Effective March 16, 2009, ALC implemented a one-for-five reverse stock split of its Class A and Class B Common Stock and effective  May 20, 2011, ALC implemented a two-for-one stock split of its Class A and Class B Common Stock.  All share and per share data in this report have been adjusted to reflect these stock splits.

A reconciliation of our outstanding shares is as follows:

		Class A Common Stock	Class B Common Stock	Treasury Stock
December 31, 2009		20,097,348	3,057,300	4,697,702
	Conversion of Class B to Class A	17,688	(16,680)	—
	Repurchase of Class A Common Stock	(184,970)	—	184,970
	Issuance of shares for stock options	4,000	—	—
December 31, 2010		19,934,066	3,040,620	4,882,672
	Conversion of Class B to Class A	129,882	(120,830)	—
	Repurchase of Class A Common Stock	(49,200)	—	49,200
	Issuance of shares for stock options	34,338	—	—
December 31, 2011		20,049,086	2,919,790	4,931,872

On August 9, 2009, ALC’s Board of Directors authorized the repurchase of up to $15 million of shares of ALC’s outstanding Class A Common Stock over the twelve-month period ended August 9, 2010.  This share repurchase authorization replaced the share repurchase program initiated in December 2006 which initially authorized the repurchase of up to $20 million of shares of Class A Common Stock (expanded to $80 million) and which expired August 6, 2009.  On August 9, 2010, the Board of Directors extended and expanded the repurchase program by authorizing the purchase of up to $15 million in Class A Common Stock over the twelve-month period ending August 9, 2011.  On May 2, 2011, the Board of Directors extended the stock repurchase plan by resetting the authorized amount of repurchases to $15 million and removing the expiration date.  The plan will no longer be subject to an annual expiration date and will only expire upon completion of stock repurchases totaling $15 million or by action of the Board.  Shares may be repurchased in the open market or in privately negotiated transactions from time to time in accordance with appropriate Securities and Exchange Commission guidelines and regulations and subject to market conditions, applicable legal requirements, and other factors.  In 2011, ALC repurchased 49,200 shares of its Class A Common Stock at an aggregate cost of approximately $0.8 million and an average price of $16.21 per share (excluding fees) under share repurchase programs.  At December 31, 2011, $15 million remained available under the repurchase program.  Stock repurchases have been financed through existing funds and borrowings under the Company’s $120 million and $125 million revolving credit facilities.  Treasury stock has been accounted for using the cost method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(k)   Revenue Recognition

For 2011, 2010 and 2009 approximately 99%, 98% and 95%, respectively, of revenues were derived from private payers.  The remainder of ALC’s revenue was derived from state-funded Medicaid reimbursement programs.  Revenues are recorded in the period in which services and products are provided at established rates.  Revenues collected in advance are recorded as deferred revenue upon receipt and recorded to revenue in the period the revenues are earned.

From time to time, ALC collects new residency fees from private pay residents.  These fees are non-refundable and are generally used to prepare a resident’s room for occupancy.  ALC defers these revenues and amortizes them over the average expected stay of private pay residents, which is approximately 14 months.

(l)    Advertising Expense

Advertising costs are expensed as incurred. Advertising expense incurred for 2011, 2010 and 2009 totaled $0.6 million, $0.8 million and $1.0 million, respectively.

(m)  Deferred Financing Costs

Costs associated with obtaining financing are capitalized and amortized over the term of the related debt. In 2011, ALC incurred deferred financing costs of $1.9 million related to the revolving credit facility with U.S. Bank National Association, as administrative agent, and certain other lenders (the “U.S. Bank Credit Facility”) and charged $0.3 million of deferred financing costs to interest expense in connection with the termination of the revolving credit facility with General Electric Capital Corporation and other lenders (the “GE Credit Facility”) in 2011.  In 2010, ALC incurred deferred financing costs of $0.3 million related to mortgage debt refinancing.  In 2009, ALC incurred deferred financing costs of $0.4 million related to mortgage debt refinancing.  ALC amortized $0.8 million, $0.5 million and $0.4 million of these deferred financing fees through interest expense in 2011, 2010 and 2009, respectively.  The deferred costs are being amortized over the life of the related debt through expense on a straight line basis.

 (n)  Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains and losses affecting stockholders’ equity which under GAAP are excluded from results of operations.  In 2011, 2010 and 2009, this consists of unrealized gains (losses) on available for sale investment securities, net of tax,  unrealized gains (losses) on interest rate swap derivatives, net of tax, and other than temporary losses on investments, net of tax.  In 2011, $0.6 million of unrealized losses on derivatives and $0.5 million of realized gains on investment securities were reclassified to earnings.  In 2010, ALC performed its quarterly review of investment securities and determined the severity and duration of the impairment on its equity investments and the likelihood of recovery of these investments was such that the investments were other-than-temporarily impaired and as a result reclassified a $1.2 million comprehensive loss to earnings.  No such impairment took place in 2011 or 2009.

	2011	2010	2009
	(In thousands)
Net income (loss)	24,360	$16,484	$(155)
Unrealized gains on investments, net of tax expense $112, $305 and $44, respectively	182	500	63
Reclassification of realized gains on sales of investments to earnings, net of tax expense of $(309)	(502)	—	—
Unrealized gains (losses) on derivatives, net of tax expense (benefit) of $105 and $(53), respectively	—	170	(86)
Reclassification of net losses on swap derivatives to earnings, net of tax benefit of $(349)	571	—	—
Other-than-temporary loss on investments, net of tax benefit of $765	—	1,247	—
Total comprehensive income (loss)	24,611	$18,401	$(178)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of Accumulated Other Comprehensive Income (loss), net of tax, are as follows:

	2011	2010	2009
	(In thousands)
Unrealized gains (losses) on investments	156	$476	$(1,271)
Net unrealized loss on derivatives	—	(571)	(741)
Accumulated other comprehensive income (loss)	156	$(95)	$(2,012)

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

(p)   Derivative Financial Instruments

In November 2008 and March 2009, ALC entered into financial instruments to hedge interest rate risk and effectively converted floating rate debt to a fixed rate basis.  The derivative instruments are recognized as accrued liabilities in the 2010 consolidated balance sheet with a negative fair value of $0.9 million.  The change in mark-to-market of the value of the derivative was recorded as other comprehensive loss because it has been designated and qualified as a cash flow hedge.  ALC determined the hedge was 100% effective as of December 31, 2010.  In 2011, ALC elected to forego hedge accounting when its revolving credit facility was refinanced.  Subsequent to the refinancing, changes in the fair value of the derivatives were recorded directly to interest expense.  The derivative instruments expired in November 2011 and the accumulated derivative losses were reclassified to earnings in 2011.   ALC had no outstanding interest rate contracts as of December 31, 2011.

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

Resident relationships represent the assets acquired by virtue of acquiring a facility with existing residents and thus avoiding the cost of obtaining new residents, plus the value of lost net resident revenue over the estimated lease-up period of the property. In order to effect such purchase price allocation, management is required to make estimates of the average residence lease-up period, the average lease-up costs and the deficiency in operating profits relative to the residence’s performance when fully occupied.  Resident relationships are amortized on a straight-line basis over the estimated average resident stay at the residence and the expense is reflected in the depreciation and amortization line on the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Level 1 –	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 –
Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 –	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

ALC’s derivative position, if any, is valued using models developed internally by the respective counterparty that use as their basis readily observable market parameters (such as forward yield curves) and are classified within Level 2 of the valuation hierarchy.

ALC considers its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivatives, if any.  Any adjustments resulting from credit risk are recorded as a change in fair value of derivatives and amortization in the current period consolidated statement of operations.

(s)   New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards,” which amends the current fair value measurement and disclosure guidance of ASC Topic 820 “Fair Value Measurement” to include increased transparency around valuation inputs and investment categorization. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. ALC does not expect the adoption of these provisions to have a material impact on ALC’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-5, “Presentation of Comprehensive Income”, an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard update will not have an impact on ALC’s consolidated financial position, results of operations, or cash flows, as it only requires a change in the format of its current presentation of comprehensive income.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” to allow entities to use a qualitative approach to test goodwill for impairment. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU No. 2011-08 is effective for annual and interim impairment tests performed in fiscal years beginning after December 15, 2011 and earlier adoption is permitted. ALC does not expect the adoption of these provisions to have a material impact on ALC’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”  ("ASU 2011-12"). The amendment requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ALC does not expect the adoption of ASU 2011-12 on January 1, 2012 to have an impact on its consolidated financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(u)   Reclassifications

Certain reclassifications have been made in the prior years’ financial statements to conform to the current year’s presentation.   These reclasses include the reclassification of property tax and insurance escrows from other non-current assets to cash and escrow deposits – restricted.  Such reclassifications had no effect on previously reported net income or stockholders’ equity.

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

Because ALC has operated these nine properties in all periods presented, no transaction related pro forma adjustments to revenues are necessary in the consolidated financial statements of operations for all periods presented.

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

4.  INVESTMENTS

Investments consist of $0.8 million of money market funds and $0.3 million of equity securities, both held to fund ALC’s executive retirement plan (“ERP”) obligations, and $0.7 million held in individual equity securities which were contributed to ALC’s capital upon the Separation, all of which are classified as available-for-sale and stated at fair value based on market quotes at December 31, 2011.

The securities related to the executive retirement plan are held in a securities brokerage account and are invested at the specific direction of the participants.  Investment options include a limited number of mutual funds and money market funds.

In December 2009, ALC elected to account for securities related to the executive retirement plan under the fair value option of ASC Topic 825.  As a result of making this election, all future gains and losses related to these investments will be recorded in the consolidated statements of operations as a component of general and administrative expense.  Interest income and dividends are reported as a component of interest income.  The purpose for making this election was to mitigate volatility in ALC’s reported earnings as the change in market value of the investments will be offset by the recording of the related deferred compensation expense.

The other equity investments are being accounted for under ASC Topic 320 and are recorded at fair value.  Unrealized gains and losses which are determined to be temporary in nature are recorded net of deferred taxes as a component of other comprehensive income.  In the event unrealized losses are determined to be other-than-temporary, the unrealized loss is reclassified from comprehensive income and reported in the consolidated statements of operations.  The current fair market value of the impaired investment then becomes the new cost basis of the investment.  In the second quarter of 2010, the Company performed its quarterly review of investment securities and determined the severity and duration of the impairment on its equity investments and the likelihood of recovery of these investments was such that the investments were other-than-temporarily impaired.  An other-than-temporary loss on investments of $2.0 million was recorded in the year ended December 31, 2010.  No such impairment was recorded in the years ended December 31,  2011 or 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALC recorded realized gains of  $1.0 million in 2011 and $23,000 in 2010 and  realized losses of $53,000 in 2009.  The 2011 $1.0 million gain  and the $23,000 gain were reported as a separate line item in the consolidated income statement and the 2009 loss was reported in general and administrative expense. Gains and losses on ERP investments are reported in general and administrative expense.

         Investments consisted of the following:

	December 31, 2011			December 31, 2010
	Cost	Fair Market Value	Unrealized Gain	Cost	Fair Market Value	Unrealized Gain
	(In thousands)
Time deposits	$—	$—	$—	$601	$601	$—
ERP Investments	1,120	1,127	7	1,029	1,036	7
Equity Investments with unrealized gains	474	713	239	2,201	2,962	761
Total Investments	$1,594	$1,840	$246	$3,831	$4,599	$768

5.  PREPAID EXPENSES, SUPPLIES AND OTHER RECEIVABLES

Supplies, prepaid expenses and other receivables consisted of the following at December 31:

	2011	2010
	(In thousands)
Prepaid expenses	$1,705	$1,528
Supplies	974	974
Other receivables	708	518
	$3,387	$3,020

6.  PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation and amortization consisted of the following at December 31:

	2011	2010
	(In thousands)
Land and land improvements	$32,680	$31,426
Buildings and improvements	478,596	475,332
Furniture and equipment	38,715	30,433
Leasehold improvements	11,009	8,442
Construction in progress	4,723	4,770
	565,723	550,403
Less accumulated depreciation and amortization	(134,990)	(113,100)
	$430,733	$437,303

In 2011 and 2010, ALC capitalized $0.7 million and $5.6 million related to the ongoing expansion program, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  INTANGIBLE ASSETS, NET

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of other intangible assets (in thousands):

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Resident relationships	$3,169	$(3,167)	$2	$3,169	$(2,744)	$425
Operating lease intangible and renewal options	11,665	(2,705)	8,960	11,665	(2,029)	9,636
Non-compete agreements	331	(265)	66	331	(199)	132
Total	$15,165	$(6,137)	$9,028	$15,165	$(4,972)	$10,193

Amortization expense related to definite-lived intangible assets for the years ended December 31, 2011, 2010 and 2009, was $1.2 million, $1.6 million, and $1.6 million, respectively.

Remaining amortization expense for definite–lived intangible assets is estimated to be as follows (in thousands):

2012	$743
2013	677
2014	677
2015	677
2016	677
After 2016	5,577
$9,028

8.  RESTRICTED CASH

As of December 31, 2011, restricted cash consisted of $0.4 million of cash deposits as security for Oregon Trust Deed Notes and $1.6 million of cash deposits as security for HUD insured mortgage loans.  As of December 31, 2010, restricted cash consisted of $1.7 million of cash deposits as security for Oregon Trust Deed Notes and $1.7 million of cash deposits as security for HUD insured mortgage loans.

9.  OTHER ASSETS

Other assets consisted of the following at December 31:

	2011	2010
	(In thousands)
Deferred financing costs, net	$2,006	$881
Security deposits and other	19	23
	$2,025	$904

ALC incurred deferred financing costs of $1.9 million and $0.3 million related to mortgage debt refinancing in 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

	2011	2010
	(In thousands)
Property taxes and other taxes	$6,952	$7,699
Salaries, wages and benefits	6,181	6,715
Workers’ compensation	3,180	3,065
Fair value of derivative liability	—	920
Accrued operating expenses	726	830
Other	838	944
	$17,877	$20,173

ALC uses a combination of insurance and self-insurance for health and dental claims. ALC self-insures the first $1 million of risk for workers’ compensation in all states, with the exception of Washington and Ohio where ALC participates in state plans and Texas where ALC is insured with a third-party insurer.

11. DEBT

Long-term debt consisted of the following at December 31:

	2011	2010
	(In thousands)
$125 million credit facility bearing interest at floating rates, due February 2016(1)	$12,000	$—
$120 million credit facility bearing interest at floating rates	—	50,000
Mortgage note, bearing interest at 6.24%, due 2014	31,703	32,644
Mortgage note, bearing interest at 6.50%, due 2015	24,775	25,663
Mortgage note, bearing interest at 7.07%, due 2018	8,552	8,703
Oregon Trust Deed Notes, weighted average interest rate of 7.33%, maturing from 2021 through 2026	7,274	8,130
HUD Insured Mortgages, interest rates ranging from 5.66% to 5.85%, due 2032	3,937	4,033
HUD Insured Mortgage, bearing interest at 7.55%, due 2036	—	2,937
Total debt	88,241	132,110
Less current maturities	(2,538)	(2,449)
Total long-term debt	$85,703	$129,661
(1) Borrowings under this facility bear interest at a floating rate at ALC’s option equal to LIBOR or prime plus a margin.  The margin is determined by ALC’s consolidated leverage ratio (as defined in the U.S. Bank Credit Facility) and ranges from 137.5 to 250 basis points over prime or 225 to 350 basis points over LIBOR.  From February 18, 2011 through May 6, 2011, ALC’s prime and LIBOR margins were 175 and 275 basis points, respectively.  On May 7, 2011, the prime and LIBOR margins were reduced to 150 and 250 basis points, respectively.  At December 31, 2011, prime was 3.25% and one month LIBOR was 0.30%.

$125 Million Credit Facility

On February 18, 2011, ALC terminated its $120 million GE Credit Facility and entered into a five year, $125 million revolving credit facility with U.S. Bank National Association, as administrative agent, and certain other lenders.  ALC’s obligations under the U.S. Bank Credit Facility are guaranteed by three ALC subsidiaries that own 31 residences with a combined net book value of $66.1 million and are secured by mortgage liens against such residences and by a lien against substantially all of the assets of ALC and those subsidiaries.  Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate plus a margin or LIBOR plus a margin that varies according to a pricing grid based on a consolidated leverage test.  The initial margins on base rate and LIBOR loans were 1.75% and 2.75%, respectively.  From May 7, 2011 through December 31, 2011, the margins on base rate and LIBOR loans were reduced to 1.5 and 2.5%, respectively.  ALC is required to pay a quarterly commitment fee of .375% per annum on the unused portion of the facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ALC is subject to certain restrictions and financial covenants under the facility including maintenance of less than a maximum consolidated leverage ratio and greater than a minimum consolidated fixed charge coverage ratio, and restrictions on payments for capital expenditures, expansions and acquisitions.  Payments for dividends and stock repurchases may be restricted if ALC fails to maintain consolidated leverage ratio levels specified in the facility.  In addition, upon the occurrence of certain transactions, including but not limited to property loss events, ALC may be required to make mandatory prepayments.  ALC is also subject to other customary covenants and conditions.  Outstanding borrowings under the facility at December 31, 2011 were $12.0 million.  In addition, the facility provided collateral for $5.6 million in outstanding letters of credit.  As of December 31, 2011, ALC was in compliance with all applicable financial covenants and available borrowings under the facility were $107.4 million.  ALC incurred $1.9 million of closing costs which are being amortized over the five year life of the U.S. Bank Credit Facility.

Mortgage Note due 2014

The mortgage note due in 2014 (the “6.24% 2014 Note”) has a fixed interest rate of 6.24% with a 25-year principal amortization and is secured by 24 assisted living residences with a carrying value of $57.1 million.  Monthly principal and interest payments amount to approximately $0.3 million.  A balloon payment of $29.6 million is due in January 2014.  The 6.24% 2014 Note was entered into by subsidiaries of ALC and is subject to a limited guaranty by ALC.

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

The amended and restated loan bears interest at a fixed rate of 6.5% per annum and is secured by a mortgage and assignment of leases with respect to two senior living residences in Iowa, three in Indiana and one in Wisconsin consisting of a combined total of 314 units with a carrying value of $20.2 million.  The original $14.0 million portion of the loan is amortized over a twenty year period from June 12, 2009 and the additional $12.25 million portion of the loan is amortized over a fifteen year period from September 30, 2010.  Prepayment of the loan in excess of 10% of the principal balance in any anniversary year will require a prepayment fee of 3% in the first or second year, 2% in the third or fourth year, and 1% thereafter.  Performance and payment of obligations under the loan agreement and related note are guaranteed by ALC pursuant to the terms of a guaranty agreement.  ALC incurred $0.4 million of closing costs which are being amortized over the five year life of the loan.

In addition to customary representations, covenants and default provisions, the loan requires that the senior living residences securing the loan maintain minimum annual levels of EBITDA (earnings before interest, taxes, depreciation and amortization) and rental income.  In addition, the loan requires that ALC maintain less than a maximum consolidated leverage ratio and greater than a minimum consolidated fixed charge coverage ratio.  As of December 31, 2011 and 2010, ALC was in compliance with all applicable financial covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Note due 2018

The mortgage note due in 2018 (“2018 Note”) has a fixed interest rate of 7.07%, an original principal amount of $9.0 million, and a 25-year principal amortization.  It is secured by a deed of trust, assignment of rents and security agreement and fixture filing on three assisted living residences in Texas with a carrying value of $10.7 million.  Monthly principal and interest payments amount to approximately $64,200.  The 2018 Note, which has a balloon payment of $7.2 million due in July 2018 and was entered into by a wholly-owned subsidiary of ALC, is subject to a limited guaranty by ALC.

Oregon Trust Deed Notes

The Oregon trust deed notes (“Oregon Trust Deed Notes”) are secured by buildings, land, furniture and fixtures of six Oregon assisted living residences with a combined carrying value of $9.7 million.  The notes are payable in monthly installments including interest at rates ranging from 0% to 9.00%.  The effective rate on the remaining term of the Oregon Trust Deed Notes is 7.33%.

Under debt agreements relating to the Oregon Trust Deed Notes, ALC is required to comply with the terms of certain regulatory agreements until their scheduled maturity dates which range from June 2021 to March 2026.

HUD Insured Mortgages

The HUD insured mortgages (the “HUD Loans”) included three separate loan agreements entered into in 2001 between subsidiaries of ALC and the lenders.  Two of the three HUD Loans were refinanced in the third quarter of 2007.  One of the HUD loans with a principal balance of $2.8 million was repaid in the third quarter of 2011.  The two remaining HUD loans bear interest of 5.66% and 5.85% and average 5.74%.  The two remaining mortgages are each secured by a separate assisted living residence located in Texas with a combined carrying value of $4.3 million.  Prepayments may be made any time after the first two years.  The two remaining HUD Loans mature in September 2032.

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

ALC entered into derivative financial instruments in November 2008 and March 2009, specifically interest rate swaps, for non-trading purposes.  ALC may use interest rate swaps from time to time to manage interest rate risk associated with floating rate debt.  The November 2008 and March 2009 interest rate swap agreements expired in November 2011, and had a total notional amount of $50 million.  Prior to February 18, 2011 ALC elected to apply hedge accounting for both interest rate swaps because they were an economic hedge of its floating rate debt.  ALC does not enter into derivatives for speculative purposes.  Both interest rate swaps were cash flow hedges.  The derivative contracts had a negative net fair value of  $0.9 million at December 31, 2010, based on market conditions affecting interest rates, and were recorded in accrued liabilities in 2010.

In connection with the termination of the GE Credit Facility and entrance into the U.S. Bank Credit Facility, ALC discontinued hedge accounting prospectively for the previously designated swap instruments.  ALC refinanced the underlying $50.0 million of hedged debt and subsequently paid down $38.0 million in the twelve months ended December 31, 2011.  Consequently, $0.9 million of losses, $0.5 million net of tax, accumulated in other comprehensive income related to the previously designated swap instruments was charged to interest expense.  The change in fair value of $0.5 million beginning February 18, 2011 through December 31, 2011 was also charged to interest expense in the consolidated statement of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, in the first quarter of 2011, ALC incurred a $0.3 million charge to interest expense relating to the remaining book value of deferred financing fees in connection with the termination of the GE Credit Facility.

Unfavorable Market Value of Debt Adjustment

ALC debt in existence at the date of the ALC Purchase was evaluated and determined, based upon prevailing market interest rates, to be undervalued.  The unfavorable market value adjustment upon acquisition was $3.2 million.  The market value adjustment reserve is amortized on an effective interest basis, as an offset to interest expense, over the term of the debt agreements.  The amount of amortization of the unfavorable market value adjustment for 2011, 2010 and 2009 was $0.2 million, $37,100 and $35,800, respectively.  The increase in 2011 is the result of the reversal of a portion of the reserve due to the repayment of the related debt on one residence.

Principal Repayment Schedule

Principal payments on long-term debt due within the next five years and thereafter, as of December 31, 2011, are as follows (in thousands):

2012	$2,591
2013	2,771
2014	31,369
2015	22,437
2016	12,749
After 2016	16,248
88,165
Plus: Unamortized market value adjustment	76
Total debt	$88,241

Letters of credit

As of December 31, 2011, ALC had $5.6 million in outstanding letters of credit, all of which are collateralized under the $125 million revolving credit facility. Approximately $5.1 million of the letters of credit provide security for worker’s compensation insurance and the remaining $0.5 million of letters of credit are security for landlords of leased properties.  The letters of credit have maturity dates ranging from March 2012 to December 2012.

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

ALC regularly evaluates levels of the self-insured liability through an independent actuarial review.  ALC believes that the methods for pricing and evaluating the Pearson insurance coverage are reasonable and that the historical cost of similar coverage would not have been materially different if ALC had obtained such coverage from third parties.  General and professional liability claims are the most volatile and significant of the risks for which ALC self-insures.  ALC’s estimate of the accrual for general and professional liability costs is significantly influenced by assumptions, which are limited by the uncertainty of predicting future events, and assessments regarding expectations of several factors.  Such factors include, but are not limited to: the frequency and severity of claims, which can differ materially by jurisdiction; coverage limits of third-party reinsurance; the effectiveness of the claims management process; and the outcome of litigation.  In addition, ALC estimates the amount of general and professional liability claims it will pay in the subsequent year and classifies this amount as a current liability.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of activity in the accrual for self-insured general and professional liabilities:

	2011	2010
	(In thousands)
Balances at beginning of year	$2,097	$1,916
Cash payments	(592)	(458)
Provisions	552	639
Balances at end of year	$2,057	$2,097

Current portion	$500	$500
Long-term portion	1,557	1,597
Balances at end of year	$2,057	2,097

13. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following at December 31:

	2011	2010
	(In thousands)
Unfavorable lease adjustment as lessee	$929	$1,393
Future lease commitments	3,755	4,246
Deferred compensation	4,132	4,109
Asset retirement obligation	291	276
	$9,107	$10,024

Unfavorable Lease Adjustment as Lessee

ALC evaluated the leases in existence at the date of the ALC Purchase and determined, based upon future discounted lease payments over the remaining terms of the leases, an excess was to be paid, as compared to the market, based upon the operating cash flows of the leased facilities.  The unfavorable lease liability upon acquisition was $4.0 million.  The unfavorable lease liability is amortized on a straight-line basis, as an offset to lease expense, over the term of the lease agreements.  In 2010, in conjunction with the acquisition of  nine residences which were formerly leased by ALC, the related $0.3 million purchase accounting reserve was reversed.  The  unfavorable lease amortization, including the $0.3 million reversal in 2010, was $0.5 million, $0.7 million and $0.4 million for 2011, 2010 and 2009, respectively.

Future Lease Commitments

Future lease commitments represent the cumulative excess of lease expense computed on a straight-line basis for the lease term over actual lease payments.  The effects of scheduled rent increases, which are included in minimum lease payments, are recognized on a straight-line basis over the lease term.

Deferred Compensation

ALC implemented an unfunded deferred compensation plan in 2005 which is offered to all company employees defined as highly compensated by the Internal Revenue Code in which participants may defer up to 10% of their base salary.  ALC matches
50% of the amount deferred.  Expenses incurred by ALC under the deferred compensation plan were $199,000, $170,000 and $163,000 in 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALC implemented the ERP, a non-qualified deferred compensation plan in 2005, covering certain executive employees. Expenses incurred from ALC contributions under the plan were $193,000, $280,000 and $290,000 in 2011, 2010 and 2009, respectively.  The plan does not require ALC to fund the liability currently but ALC has funded it since the plan’s inception.  Assets related to the plan are recorded as investments and classified as available for sale and were $1.1 million and $1.0 million as of December 31, 2011 and 2010, respectively.

Other Employee Pension Arrangements

ALC maintains a defined contribution retirement 401(k) savings plan, which is made available to substantially all employees. ALC pays a matching contribution of 25% of every qualifying dollar contributed by plan participants, net of any forfeiture. Expenses incurred by ALC related to the 401(k) savings plans were $160,000, $200,000 and $157,000 in 2011, 2010 and 2009, respectively.

Fair Value of Derivatives

ALC entered into derivative financial instruments in November 2008 and March 2009, specifically interest rate swaps, for non-trading purposes.  ALC uses interest rate swaps to manage interest rate risk associated with floating rate debt.  The agreements expired on November 14, 2011, the same time as our original expiration date of our $120 million revolving credit facility.  As of December 31, 2010, ALC was party to interest rate swaps with a total notional amount of $50.0 million.  Until, February 18, 2011, when the $120 million revolving credit facility was repaid, ALC elected to apply hedge accounting for the interest rate swaps because they were an economic hedge of the ALC’s floating rate debt.  The derivative contracts had a negative fair value of $0.9 million as of December 31, 2010, based on current market conditions affecting interest rates.  The negative fair value was reported in accrued liabilities in 2010.  No derivative financial instruments were outstanding at December 31, 2011.  (See footnote 11. DEBT).

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

14. LEASE COMMITMENTS

As of December 31, 2011, as a lessee, ALC was committed under non-cancelable leases requiring future minimum rentals as follows:

Operating Leases
(in thousands)
2012	$18,546
2013	18,878
2014	19,026
2015	2,637
2016	1,214
After 2016	610
Total minimum lease payments	$60,911

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease agreement with LTC Properties, Inc.

Effective January 1, 2005, ALC entered into two new master lease agreements with LTC Properties, Inc. (“LTC”) relating to 37 residences leased to ALC by LTC.  Under the terms of the master lease agreements, the initial 10 year lease term commenced on January 1, 2005, with three successive 10-year lease renewal terms, which subject to certain conditions may be exercised at the option of ALC.  There are no significant economic penalties to ALC if it decides not to exercise the renewal options.  The aggregate minimum rent payments for the LTC leases for the calendar year 2011 was $11.4 million.  The minimum rent will increase by 2% over the prior year’s minimum rent for each of the calendar years 2012 through 2014.  Annual minimum rent during any renewal term will increase a minimum of 2% over the minimum rent of the immediately preceding year.  ALC accounts for the effect of scheduled rent increases on a straight-line basis over the lease term.

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

Lease agreement with Assisted Living Facilities, Inc. (“ALF”)

ALC had leased five properties in the State of Oregon with ALF until the close of business on December 31, 2009, that contained options to purchase the properties in July 2009.  At the inception of the lease, the options were determined to be at bargain purchase prices, requiring the classification of these leases as capital leases.  ALC elected not to exercise the purchase option and ceased operations at four of the buildings on December 31, 2009.  Based on the terms of the original agreement, the fifth building reverted back to its original operating lease.  ALF obtained financing for these properties through the sale of revenue bonds that contain certain terms and conditions within the debt agreements.  ALC must continue to comply with these terms and conditions with respect to the one building ALC continues to operate and failure to adhere to those terms and conditions may result in an event of default to the lessor and termination of the lease.

Lease agreements with Ventas, Inc.

On January 1, 2008, a wholly-owned subsidiary of ALC acquired the operations of eight assisted and independent living residences consisting of a total of 541 leased units for a purchase price including fees and expenses of $14.8 million.  The lease has an initial term expiring in March 2015 with three five-year renewal options.  Aggregate minimum rent payments for the remainder of the initial lease term (years 2012 through 2015) are $5.5 million, $5.6 million, $5.8 million, and $1.4 million (three months), respectively.  The minimum rent for each year of the first renewal option term is scheduled to increase by 3.0% over the prior year’s minimum rent.  The minimum rent for each year of the second renewal option term is scheduled to increase by the greater of 3.0% or 75% of the consumer price index over the prior year’s minimum rent.  The rental rate for the final five-year renewal option is subject to negotiation.  ALC accounts for the effect of scheduled rent increases on a straight-line basis over the lease term.

In connection with the lease, ALC guarantees certain performance and payment obligations, including minimum occupancy, net worth, and capital expenditures per residence levels and minimum fixed charge coverage ratios.  Failure to comply with these covenants could result in events of default under the lease and the guaranty.  At December 31, 2011, ALC was in compliance with all covenants.

Effective January 1, 2002, ALC entered into a master lease and security agreement with Nationwide Health Properties, Inc. (“NHP”, acquired by Ventas, Inc. in July 2011)  relating to four residences leased to ALC by NHP. Under the terms of the master lease agreement, the initial 5 year lease term commenced on January 1, 2002, and there were seven successive 5-year lease renewal terms, to be exercised at the option of ALC at rents determined by the fair market value of the property at the time of the renewal.  There are no significant economic penalties to ALC if it decides not to exercise the renewal options. ALC exercised its second 5-year  lease renewal resulting in no change in rent from 2011 to 2012.  The aggregate minimum rent payments for the NHP leases for the calendar year 2011 were $1.1 million.  Rent will increase by the lesser of two times the CPI or 2%, over the prior year’s rent for the calendar year 2013 through 2016.

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

In addition, ALC formerly financed 15 assisted living facilities located in the States of Washington, Idaho and Ohio by revenue bonds that were prepaid in full in December 2005.  The aggregate amount of the revenue bonds upon repayment was $21.1 million.  However, despite the prepayment of the revenue bonds, under the terms and conditions of the debt agreements in Washington and Ohio, ALC could be required to continue to comply with the terms of the regulatory agreement until the original scheduled maturity dates for the revenue bonds.  The original scheduled maturity dates were 2018 for the Washington Revenue Bonds, and 2018 for the Ohio Revenue Bonds.  Under an agreement with the State of Idaho, the regulatory agreement with Idaho expired.

Under the terms of the debt agreements relating to the revenue bonds, ALC is required, among other things, to lease or make available at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. This condition is required in order to preserve the federal income tax exempt status of the revenue bonds during the term they are held by the bondholders.  There are additional requirements as to the age and physical condition of the residents that ALC must also comply.  ALC must also comply with the terms and conditions of the underlying trust deed relating to the debt agreement and report on a periodic basis to the State of Oregon, Housing and Community Services Department, for the Oregon Revenue Bonds, the Washington State Housing Finance Commission for the former Washington Revenue Bonds, the Ohio Housing Finance Commission for the former Ohio Revenue Bonds, and until July 31, 2011, the Idaho Housing and Community Services for the former Idaho Revenue Bonds.  Non-compliance with these restrictions may result in an event of default and cause fines and other financial costs.

In addition, ALC leases five properties from LTC in Washington that were financed through the sale of revenue bonds and contain certain terms and conditions within the debt agreements.  ALC must comply with these terms and conditions and failure to adhere to those terms and conditions may result in an event of default to the lessor and termination of the lease for ALC.  The leases require, among other things, that in order to preserve the federal income tax exempt status of the bonds, ALC is required to lease or make available at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code.  There are additional requirements as to the age and physical condition of the residents with which ALC must also comply.  Pursuant to the lease agreements with LTC, ALC must comply with the terms and conditions of the underlying trust deed relating to the debt agreement.

ALC had leased five properties from ALF in Oregon until the close of business on December 31, 2009 that were financed through the sale of revenue bonds and contain certain terms and conditions within the debt agreements.  ALC elected not to exercise a purchase option on four of the buildings and terminated operations with the close of business on December 31, 2009.  With the election not to purchase, the fifth building reverted back to its original operating lease.  With regard to the operating lease, ALC must continue to comply with the original terms and conditions and failure to adhere to those terms and conditions may result in an event of default to the lessor and termination of the lease for ALC.  The leases require, among other things, that in order to preserve the federal income tax exempt status of the bonds, ALC is required to lease or make available at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code.  There are additional requirements as to the age and physical condition of the residents with which ALC must also comply.  Pursuant to the lease agreements with ALF, ALC must comply with the terms and conditions of the underlying trust deed relating to the debt agreement.

Expansion Program

Since 2007 ALC has constructed and opened 367 units on owned properties as part of the expansion program announced in 2007.  These additions add to the attractiveness of residences by including amenities such as media rooms, family gathering areas and exercise facilities.  The final cost of this expansion program was $114,000 per unit.  The initial expansion program is now complete; however, ALC continues to evaluate opportunities to expand  upon owned residences and has actively begun construction on 23 units which are expected to open in the third quarter of 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Insurance and Self-insured Liabilities

ALC insures certain risks with Pearson, a wholly-owned subsidiary, and third-party insurers.  The insurance policies with Pearson cover comprehensive general and professional liability (including malpractice insurance) for ALC’s health providers, assistants and other staff as it relates to their respective duties performed on ALC’s behalf,  and employers’ liability in amounts and with such coverage and deductibles as determined by ALC, based on the nature and risk of its businesses, historical experiences, availability and industry standards.  ALC also self-insures for health and dental claims, in certain states for workers’ compensation and employer’s liability and for general and professional liability claims up to a certain amount per incident.  Self-insured liabilities with respect to general and professional liability claims are included within the accrual for self-insured liabilities.

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

Energy Purchases

ALC enters into energy contracts for the purchase of electricity and natural gas for use in certain of our operations to reduce the variability of energy costs.  The deregulation of the energy markets in selected areas of the country, the availability of products offered through energy brokers/providers, and our relatively stable demand for energy make it possible for us to enter longer term contracts to obtain favorable and  more stable pricing.  It is ALC’s intent to enter into contracts solely for its own use.  Further, it is fully anticipated that ALC will make use of all the energy contracted.  Expiration dates on our current energy contracts range from January 2012 to December 2013.  Accounting guidance requires ALC to evaluate these contracts to determine whether the contracts are derivatives.  Certain contracts that meet the definition of a derivative may be exempted from derivative accounting guidance as normal purchases or normal sales.  Normal purchases are contracts that provide for the purchase of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases and sales are documented and exempted from typical accounting and reporting of derivatives.  ALC has evaluated these energy contracts and determined they meet the normal purchases and sales exception and therefore are exempted from the accounting and reporting requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. INCOME TAXES

ALC’s results of operations are included in a consolidated federal tax return.

The income tax expense consists of the following for the years ended December 31:

	2011	2010	2009
	(In thousands)
Federal:
Current	$7,412	$2,585	$4,449
Deferred	3,109	5,245	1,615
Total Federal	$10,521	$7,830	$6,064
State:
Current	989	1,265	1,228
Deferred	590	354	51
Total State	1,579	1,619	1,279
Total income tax expense	$12,100	$9,449	$7,343

The differences between the effective tax rates on income before income taxes and the United States federal income tax rate are as follows:

	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in tax rate resulting from:
State income taxes, net of federal income tax benefit	4.0	4.0	10.4
Work opportunity credit	(1.0)	(1.2)	(2.8)
Deductible goodwill amortization	(1.2)	(1.7)	(5.3)
Non-deductible goodwill	—	—	50.7
Settlement with former parent	(2.0)	—	—
Decrease is state tax reserve	(1.6)	—	—
Other, net	—	0.4	2.1
Effective tax rate	33.2%	36.5%	90.1%

Unrecognized tax benefits

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	2011	2010
Gross unrecognized tax benefits at December 31, 2010	$722	$722
Decrease due to expiration of statute of limitations	(597)	—
Gross unrecognized tax benefits at December 31, 2011	$125	$722

Included in the balance of unrecognized tax benefits at December 31, 2011 and 2010 are tax positions related to past state income tax filings which will not reoccur in the future.  There are no unrecognized tax benefits related to federal income tax issues.

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.1 million at December 31, 2011. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2011, we had no accrued interest and penalties related to unrecognized tax benefits.

ALC and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions. Federal tax returns for all periods after December 31, 2007 are open for examination. Various state tax returns for all periods after December 31, 2006 are open for examination. For the tax periods between February 1, 2005 and November 10, 2006, ALC was included in the consolidated federal tax returns of Extendicare Holdings, Inc. (“EHI”). Tax issues between ALC and Extendicare were governed by a Tax Allocation Agreement entered into by ALC and Extendicare at the time of the Separation. During 2009, the Internal Revenue Service completed an examination of the partial tax year ended December 31, 2005 and the partial tax year ended November 10, 2006. In May 2011, EHI and ALC agreed to settle this matter, and all matters under the Tax Allocation Agreement, with a $0.8 million payment from EHI to ALC. The $0.8 million settlement was paid in the second quarter of 2011 and is included as a reduction of the income tax provision in the consolidated statements of operations for the year ended December 31, 2011. As a result of this settlement, ALC wrote-off $2.9 million of net operating losses and a related $2.7 million of valuation allowance which off-set these net operating losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax assets and liabilities as of December 31 are as follows:

	2011	2010
	(In thousands)
Deferred tax assets:
Employee benefit accruals	$4,233	$3,835
Accrued liabilities	835	848
Accounts receivable reserves	1,172	569
Deferred revenue	712	632
Operating loss carryforwards	7,820	12,300
Goodwill/Intangibles	2,683	2,766
Fair value adjustment for leases	565	752
Fair value adjustment for debt	31	105
Deferred financing fee	155	219
Alternative minimum tax carry forward	46	560
Unrealized loss – derivative	—	350
Write down of investments	290	709
Other assets	2,714	2,920
Total deferred tax assets before valuation allowance	21,256	26,565
Valuation allowance	(163)	(2,840)
Total deferred tax assets	21,093	23,725
Deferred tax liabilities:
Depreciation	40,710	37,910
Unrealized loss – equity investments	91	289
Miscellaneous	228	921
Total deferred tax liabilities	41,029	39,120
Net deferred tax liabilities	$(19,934)	$(15,395)

Valuation allowance:
Beginning of year	$(2,840)	$(2,840)
Decrease during year	2,677	—
End of year	$(163)	$(2,840)

	2011	2010
	(In thousands)
Deferred tax assets (liabilities) as presented on the consolidated balance sheet:
Current deferred tax assets	$4,027	$5,108
Long-term deferred tax liabilities	(23,961)	(20,503)
Net deferred tax liabilities	$(19,934)	$(15,395)

ALC paid state income taxes of $1.5 million, $1.3 million and $1.0 million in 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, ALC has $21.2 million (before a $0.2 million valuation allowance) of net operating losses available for federal income tax purposes, which will expire between 2012 and 2026.  These net operating losses were partially generated prior to and after ALC’s emergence from bankruptcy on January 1, 2002.  The emergence from bankruptcy created an ownership change as defined by the IRS. Section 382 of the Internal Revenue Code and  imposes limitations on the utilization of the loss carryfowards and built-in losses after certain ownership changes of a loss company.  ALC was deemed to be a loss company for these purposes.  Under these provisions, ALC’s ability to utilize the pre-acquisition loss carryforwards generated prior to ALC’s emergence from bankruptcy and built-in losses in the future will generally be subject to an annual limitation of approximately $1.6 million.  Any unused amount is added to and increases the limitation in the succeeding year. ALC’s net unrealized built-in losses were $20.9 million as of December 31, 2011, and $29.1 million as of December 31, 2010.  The deferred tax assets include loss carryforwards and built-in losses and their related tax benefit available to ALC to reduce future taxable income within the allowable IRS carryover period.

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

17. EARNINGS PER SHARE

ALC computes earnings per share under two different methods, basic and diluted, and presents per share data for all periods in which consolidated statements of operations are presented.  Basic earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding.  Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of common stock and common stock equivalents outstanding.  Common stock equivalents consist of incremental shares available upon conversion of Class B Common Stock and dilutive stock options.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for 2011, 2010 and 2009:

	2011	2010	2009
	(In thousands, except per share data)
Basic earnings (loss) per share calculation:
Income from continuing operations	$24,360	$16,484	$802
Loss from discontinued operations, net of tax	—	—	(957)
Net income (loss) to common stockholders	$24,360	$16,484	$(155)

Weighted average number of common shares outstanding	22,955	23,080	23,510

Income from continuing operations	$1.06	$0.71	$0.03
Loss from discontinued operations, net of tax	—	—	(0.04)
Basic net income (loss) per common share	$1.06	$0.71	$(0.01)

Diluted earnings (loss) per share calculation:
Income from continuing operations	$24,360	$16,484	$802
Loss from discontinued operations, net of tax	—	—	(957)
Net income (loss) to common stockholders	$24,360	$16,484	$(155)

Weighted average number of common shares outstanding	22,955	23,080	23,510
Assumed conversion of Class B Common Stock	221	228	—
Effect of dilutive stock options	80	104	—
Diluted weighted average number of common shares outstanding	23,256	23,412	23,510

Income from continuing operations	$1.05	$0.70	$0.03
Loss from discontinued operations, net of tax	—	—	(0.04)
Diluted net income (loss) per common share	$1.05	$0.70	$(0.01)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of ALC’s financial instruments at December 31 are as follows:

	2011		2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
ASSETS:
Cash and cash equivalents	$2,652	$2,652	$13,364	$13,364
Investments	1,840	1,840	4,599	4,599
Cash and escrow deposits - restricted	3,150	3,150	3,472	3,472
Other assets (long-term):
Restricted cash	1,996	1,996	3,448	3,448
Security deposits	19	19	23	23
LIABILITIES:
Accrued liabilities:
Fair value of derivative liability	—	—	920	920
Long-term debt, including current maturities	$88,241	$94,901	$132,110	$129,428

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

Derivative financial instruments.  ALC entered into derivative financial instruments, specifically interest rate swaps, for non-trading purposes.  ALC may use interest rate swaps from time to time to manage interest rate risk associated with floating rate debt.  As of December 31, 2010, ALC was party to two interest rate swaps with a total notional amount of $50.0 million.  ALC elected to apply hedge accounting for these interest rate swaps because they are an economic hedge of ALC’s floating rate debt As of December 31, 2010, these derivative contracts had a negative net fair value based on current market conditions affecting interest rates and are recorded in accrued liabilities.  ALC held no derivative financial instruments as of December 31, 2011.

The following table presents information about ALC’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, and indicates the fair value hierarchy of the valuation techniques utilized by ALC to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31
2011
Assets
Equity investments	$1,028	$—	$—	$1,028

2010
Assets
Equity investments	$3,024	$—	$—	$3,024
Liabilities
Derivative financial instruments	—	920	—	920

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the year ended December 31, 2011, ALC recognized an unrealized gain of $0.3 million on the fair value of equity investments.

For the year ended December 31, 2010, ALC recognized an unrealized gain of $1.1 million, which represents a $0.3 million unrealized gain on the fair value of the interest rate swaps and an unrealized gain of $0.8 million on its available-for-sale investments.

19. DISCONTINUED OPERATIONS

In the third quarter of 2009, ALC elected not to exercise a purchase option on five residences it operates under a master lease agreement.  As a result, at December 31, 2009 ALC ceased operating four of the five residences and classified these four residences (consisting of 118 units) as discontinued operations.  The remaining residence (consisting of 39 units) continue to be operated by ALC under an operating lease which expires on February 28, 2014 (with a right to extend an additional five years).

The following is a summary of the results of operations for residences that are classified as discontinued operations:

2009
(in thousands)
Revenues	$2,727
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	2,098
Residence lease expense	240
Depreciation and amortization	300
Loss on impairment of long-lived assets(1)	1,235
Total operating expenses	3,873
Loss from discontinued operations	(1,146)
Interest income	3
Interest expense	(416)
Loss from discontinued operations before income taxes	(1,559)
Income tax benefit	602
Net loss from discontinued operations	$(957)
Weighted average common shares:
Basic	23,510
Diluted	23,510
Revenue per share data:
Basic discontinued revenue per share	$0.12
Diluted discontinued revenue per share	$0.12
(1)
Includes $0.5 million impairment loss on write off of capital lease assets and obligations and $0.7 million impairment of furniture and equipment remaining with the lessor at the termination of the lease on December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2011 and 2010:

	Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
2011
Revenues	$58,409	$58,627	$58,553	$58,863	$234,452
Income from continuing operations before taxes	6,752	9,998	9,151	10,559	36,460
Net income	5,011	6,276	5,763	7,310	24,360
Basic net income per share	$0.22	$0.27	$0.25	$0.32	$1.06
Diluted net income per share	$0.22	$0.27	$0.25	$0.31	$1.05

	Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
2010
Revenues	$57,859	$58,305	$58,529	$58,435	$233,128
Income from continuing operations before taxes	5,736	4,514	7,166	8,517	25,933
Net income	3,613	2,896	4,567	5,408	16,484
Basic net income per share	$0.16	$0.13	$0.20	$0.24	$0.71
Diluted net income per share	$0.15	$0.12	$0.20	$0.23	$0.70

21. LONG-TERM EQUITY-BASED COMPENSATION PROGRAM

Effective October 31, 2006, the Board of Directors approved and adopted and our sole stockholder approved the Assisted Living Concepts, Inc. 2006 Omnibus Incentive Compensation Plan (the “2006 Omnibus Plan”).  On May 5, 2008, the 2006 Omnibus Plan was again approved by ALC stockholders.  On April 30, 2009, the board of directors of ALC approved the amendment and restatement of the 2006 Omnibus Incentive Compensation Plan to reflect the March 16, 2009 one-for-five reverse stock split.  On August 4, 2011, the board of directors of ALC approved the amendment and restatement of the 2006 Omnibus Incentive Compensation Plan to reflect the May 20, 2011 two-for-one stock split.  The 2006 Omnibus Plan is administered by the Compensation/Nomination/Governance Committee of the Board of Directors (the “Committee”) and provides for grants of a variety of incentive compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, cash incentive awards and other equity-based or equity-related awards (performance awards).

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

On February 22, 2009, the Committee approved the 2009 Long-Term Equity-Based Compensation Program and granted awards of Options/SARs to certain key employees (including executive officers).  The aggregate maximum number of Options/SARs granted to all participants was 190,000 and the exercise price is $7.68 per share.  The Options/SARs had both time vesting and performance vesting features.  One fifth (1/5) of each grant was vested on February 22, 2010.  Also on February 22, 2010, the Committee determined that three-fourths (3/4) of the remaining four-fifths (4/5) of each grant vested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 30, 2009, the Committee recommended and the Board of Directors approved grants of 8,000 Options/SARs to each of the eight non-management directors.  The aggregate number of Options/SARs granted was 64,000 and the exercise price is $8.27 per share.

On March 3, 2010, the Committee approved the 2010 Long-Term Equity-Based Compensation Program and granted awards of Options/SARs to certain key employees (including executive officers).  The aggregate maximum number of Options/SARs granted to all participants was 192,500 and the exercise price is $15.86 per share.  The Options/SARs have both time vesting and performance vesting features.  Two-elevenths (2/11) of each grant become exercisable in one-third increments on the first, second and third anniversaries of the approval date.  On March 3, 2011, the Committee determined that four-elevenths (4/11) of the grants vested and becomes exercisable in one-third increments beginning March 3, 2011.

On May 3, 2010, the Committee recommended and the Board of Directors approved grants of 10,000 Options/SARs to each of the eight non-management directors.  The aggregate number of Options/SARs granted was 80,000 and the exercise price is $16.57 per share.

On March 2, 2011, the Committee approved the 2011 Long-Term Equity-Based Compensation Program and granted awards of Options/SARs to certain key employees (including executive officers).  The aggregate maximum number of Options/SARs granted to all participants was 170,500 and the exercise price is $18.69 per share.  The Options/SARs have both time vesting and performance vesting features.  One-fifth (1/5) of each grant becomes exercisable in one-third increments on the first, second and third anniversaries of the approval date.  On March 7, 2012, the Committee determined that all of the grants vested and become exercisable in one-third increments beginning March 3, 2012.

On May 2, 2011, the Committee recommended and the Board of Directors approved grants of 10,000 Options/SARs to each of the seven non-management directors.  The aggregate number of Options/SARs granted was 70,000 and the exercise price is $17.49 per share.

A summary of Options/SARs activity for the years ended December 31, 2011, 2010 and 2009 is presented below:

	Shares	Wtd. Avg. Exercise Price Per Share	Wtd. Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2009	259,000	$15.05
Granted	254,000	7.83
Exercised	—	—
Expired or cancelled	(195,000)	14.73
Outstanding, December 31, 2009	318,000	$9.48	4.0	$1,226
Exercisable, December 31, 2009	21,344	$16.05	4.3	—

Outstanding, January 1, 2010	318,000	$9.48
Granted	272,500	16.07
Exercised	(8,000)	7.68
Expired or cancelled	(38,000)	7.68
Forfeited	(13,332)	7.68
Outstanding, December 31, 2010	531,168	$13.06	3.6	1,702
Exercisable, December 31,2010	106,706	$11.15	3.0	546

Outstanding, January 1, 2011	531,168	$13.06
Granted	240,500	18.33
Exercised	(34,338)	8.24
Expired or cancelled	(122,500)	15.86
Forfeited	(50,164)	13.98
Outstanding, December 31, 2011	564,666	$14.91	3.2	—
Exercisable, December 31, 2011	187,018	$12.17	2.3	$509

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes nonvested options outstanding and the related weighted average grant date fair value at December 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	$424,462	$7.38
Granted	240,500	9.45
Vested	(122,676)	6.40
Expired or cancelled	(122,500)	8.74
Forfeited	(42,138)	7.35
Nonvested at December 31, 2011	$377,648	$8.56

The following table summarizes options outstanding, exercisable, the related weighted average exercise price and remaining contractual life information at December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Prices	Shares	Weighted Avg. Remaining Contractual Life (in years)	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
$7.68	91,666	2.2	$7.68	53,006	$7.68
$8.27	56,000	2.3	$8.27	37,338	$8.27
$15.86	56,000	3.2	$15.86	17,336	$15.86
$16.05	56,000	1.4	$16.05	56,000	$16.05
$16.57	70,000	3.3	$16.57	23,338	$16.57
$17.49	70,000	4.4	$17.49	—	—
$18.69	165,000	4.2	$18.69	—	—
	564,666	3.2	$14.9126.12	187,018	$12.17

The grant of Options/SAR’s increased the number of diluted shares by 80,000 and 52,000 in 2011 and 2010.  Compensation expense related to the director Options/SARs of  $0.5 million, $0.4 million and $0.4 million was recorded in the years ended December 31, 2011, 2010 and 2009, respectively.  Compensation expense related to the management Options/SARs was $0.7 million and $0.3 million and $0.2 million respectively, in 2011, 2010 and 2009.  In 2011 and 2010, ALC received $0.3 million and $0.1 million in cash related to 34,338 and 8,000 exercised Options/SARs which had a total intrinsic value of $0.3 million and $0.1 million.  Unrecognized compensation cost at December 31, 2011 and 2010, was approximately $2.2 million and $1.2 million, respectively, and the weighted average period over which it is expected to be recognized is 1.5 years and 3.6 years as of December 31, 2011 and 2010.

ALC uses the Black-Scholes option value model to estimate the fair value of stock options and similar instruments.  Stock option valuation models require various assumptions, including the expected stock price volatility, risk-free interest rate, dividend yield, and forfeiture rate.  In estimating the fair value of Options/SARs granted, the Company uses a risk free rate equal to the five year U.S. Treasury yield in effect on the first business day after the grant date.  The expected life of the Options/SARs (five years) was estimated using expected exercise behavior of option holders.  Expected volatility was based on ALC’s Class A Common Stock volatility since it began trading on November 10, 2006, and ending on the date of grant.  Because the Class A Common Stock has traded for less than the expected contractual term, an average of a peer group’s historical volatility for a period equal to the Options/SARs’ expected life, ending on the date of grant, was compared to the historical ALC volatility with no material difference.  Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  Because of a lack of history, the forfeiture rate was estimated at zero percent of the Options/SARs awarded and may be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.  The Options/SARs have characteristics that are significantly different from those of traded options and changes in the various input assumptions can materially affect the fair value estimates.  The fair value of the Options/SARs was estimated at the date of grant using the following weighted average assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	May 2, 2011	March 2, 2011	May 3, 2010	March 3, 2010	Apr 30, 2009	Feb 22, 2009
Expected life from grant date (in years)	5	5	5	5	5	5
Risk-free interest rate	1.88%	2.21%	2.13%	2.33%	2.02%	2.06%
Volatility	57.68%	58.63%	62.60%	63.70%	68.90%	66.90%
Dividend yield	—	—	—	—	—	—
Weighted average fair value (per share)	$8.87	$9.69	$8.99	$8.74	$4.81	$4.28

22.SUBSEQUENT  EVENTS

On March 7, 2012, the Board of Directors declared a cash dividend of 10 cents per share on the Class A and Class B Common Stock payable on March 30, 2012 to stockholders of record at the close of business on March 19, 2012.  The aggregate amount of the dividend is expected to be approximately $2.3 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2012.

ASSISTED LIVING CONCEPTS, INC.

By:	/s/ Laurie A. Bebo
Laurie A. Bebo
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/s/ Laurie A. Bebo	President, Chief Executive Officer and Director	March 12, 2012
Laurie A. Bebo

Principal Financial Officer and Principal Accounting Officer:

/s/ John Buono	Senior Vice President, Chief Financial Officer and Treasurer	March 12, 2012
John Buono

(1)
Alan Bell	Director

(1)
Derek H.L. Buntain	Director

(1)
David J. Hennigar	Director

(1)
Malen S. Ng	Director

(1)
Melvin A. Rhinelander	Director

(1)
Charles H. Roadman II, MD	Director

/s/ Michael J. Spector		March 12, 2012
Michael J. Spector	Director

(1) Michael J. Spector, by signing his name hereto, does hereby sign and execute this report on behalf of each of the above named directors of Assisted Living Concepts, Inc. pursuant to powers of attorney executed by each such director and filed with the Securities and Exchange Commission as an exhibit to this report.

By:	/s/ Michael J. Spector	March 12, 2012
Michael J. Spector, Attorney in Fact

S-1

EXHIBIT INDEX TO 2011 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description

2.1	Arrangement Agreement (incorporated by reference to Exhibit 2.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

2.2	Separation Agreement (incorporated by reference to Exhibit 2.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

2.2.1	Tax Allocation Agreement (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

2.2.2	Agreement for Payroll and Benefit Services (incorporated by reference to Exhibit 2.2.2 to Assisted Living Concepts, Inc. annual report on Form 10-K for the year ended December 31, 2006, File No. 001-13498)

2.2.3	Agreement for Reimbursement Services (incorporated by reference to Exhibit 10.3 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Assisted Living Concepts, Inc. quarterly report on Form 10-Q for the quarter ended March 31, 2008, File No. 001-13498)

3.2	Certificate of Change pursuant to Nevada Revised Statutes 78.209 for Nevada Profit Corporations, filed with the Nevada Secretary of State by Assisted Living Concepts, Inc., effective March 16, 2009 (incorporated by reference to Exhibit 3.1 to Assisted Living Concepts, Inc. current report on Form 8-K dated March 16, 2009, File No. 001-13498)

3.3	Certificate of Change pursuant to Nevada Revised Statutes 78.209 for Nevada Profit Corporations, filed with the Nevada Secretary of State by Assisted Living Concepts, Inc., effective May 20, 2011 (incorporated by reference to Exhibit 3.1 to current report of Assisted Living Concepts, Inc. on Form 8-K, dated May 20, 2011, File No. 001-13498)

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

4.1	Article V of the Amended and Restated Articles of Incorporation, Article II of the Amended and Restated Bylaws, and other relevant portions of Exhibits 3.1, 3.2 and 3.3 above defining the rights of security holders

4.2	$125,000,000 Credit Agreement dated as of February 18, 2011 among Assisted Living Concepts, Inc., as borrower, U.S. Bank National Association, as administrative agent and collateral agent, Compass Bank, FirstMerit Bank, N.A., and Harris N.A., as documentation agents, the Lenders and L/C Issuers Party Hereto, and U.S. Bank National Association, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated February 18, 2011, File No. 001-13498)

4.3	Guaranty and Security Agreement dated as of February 18, 2011 among Assisted Living Concepts, Inc., and ALC Real Estate, LLC, ALC Properties, II, Inc., and Texas ALC II, Inc. and each other grantor from time to time party hereto and U.S. Bank National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated February 18, 2011, File No. 001-13498)

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the registrant has omitted certain agreements with respect to long-term debt not exceeding 10% of consolidated total assets. The registrant agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request

10.1	Separation Agreement (incorporated by reference to Exhibit 2.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498) (Also included as Exhibit 2.2 above)

10.2	2006 Omnibus Incentive Compensation Plan, amended and restated August 4, 2011 to reflect May 20, 2011 two-for-one stock split (incorporated by reference to Exhibit 10.1 to quarterly report of Assisted Living Concepts, Inc. on Form 10-Q for the period ended June 30, 2011, File No. 001-13498)*

10.2.1	Form of 2009 Tandem Stock Option/Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.3 to current report of Assisted Living Concepts, Inc. on Form 8-K dated February 22, 2009, File No. 001-13498)*

10.2.2	Form of 2010 Tandem Stock Option/Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.1 to Assisted Living Concepts, Inc. quarterly report on Form 10-Q for the quarter ended June 30, 2010, File No. 001-13498)*

Exhibit Number	Description

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

10.5
Employment Agreement — Mary Zak-Kowalczyk (incorporated by reference to Exhibit 10.7 to Assisted Living Concepts, Inc. annual report on Form 10-K for the year ended December 31, 2010, File No. 001-13498)*

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

10.11
$125,000,000 Credit Agreement dated as of February 18, 2011 among Assisted Living Concepts, Inc., as borrower, U.S. Bank National Association, as administrative agent and collateral agent, Compass Bank, FirstMerit Bank, N.A., and Harris N.A., as documentation agents, the Lenders and L/C Issuers Party Hereto, and U.S. Bank National Association, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated February 18, 2011, File No. 001-13498) (Also included as Exhibit 4.2 above

10.12
Guaranty and Security Agreement dated as of February 18, 2011 among Assisted Living Concepts, Inc., and ALC Real Estate, LLC, ALC Properties, II, Inc., and Texas ALC II, Inc. and each other grantor from time to time party hereto and U.S. Bank National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated February 18, 2011, File No. 001-13498) (Also included as Exhibit 4.3 above)

10.13
Amended and Restated Loan Agreement, effective as of September 30, 2010, by and between ALC Three, LLC as borrower, Assisted Living Concepts, Inc. as guarantor, and TCF National Bank (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated September 29, 2010, File No. 001-13498)

10.14
Amended and Restated Guaranty Agreement by Assisted Living Concepts, Inc. as guarantor pursuant to Amended and Restated Loan Agreement, effective as of September 30, 2010, by and between ALC Three, LLC as borrower, Assisted Living Concepts, Inc. as guarantor, and TCF National Bank (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated September 29, 2010, File No. 001-13498)

10.15
Purchase and Sale Agreement and Joint Escrow Instructions by and between HCP, Inc., Texas HCP Holdings, L.P. and Texas HCP Seven Holdings, L.P. as sellers and Assisted Living Concepts, Inc. and ALF Partners, L.P. as buyers made and entered into as of October 11, 2010 (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated October 11, 2010, File No. 001-13498)

Exhibit Number	Description

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

99.1
Information Statement of Assisted Living Concepts, Inc. dated November 10, 2006 (incorporated by reference to Exhibit 99.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)

101
The following materials from Assisted Living Concepts, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text, furnished herewith.**

*  Denotes management contract or executive compensation plan or arrangement required to be filed pursuant to Item 15 of Form 10-K.
**  Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.