Form 10-Q
period 2012-03-31
ASSISTED LIVING CONCEPTS INC
filed 2012-05-15
CIK 929994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑

As of May 1, 2012, the Company had 20,058,610 shares of its Class A Common Stock, $0.01 par value per share, outstanding and 2,910,676 shares of its Class B Common Stock, $0.01 par value per share, outstanding.

Index

Part I.     FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2012	2011
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$2,679	$2,652
Cash and escrow deposits – restricted	2,882	3,150
Investments	2,015	1,840
Accounts receivable, less allowances of $3,525 and $2,903 respectively	4,323	4,609
Prepaid expenses, supplies and other receivables	4,753	3,387
Income tax receivable	—	606
Deferred income taxes	4,031	4,027
Total current assets	20,683	20,271
Property and equipment, net	429,947	430,733
Intangible assets, net	8,842	9,028
Restricted cash	1,994	1,996
Other assets	1,925	2,025
Total Assets	$463,391	$464,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,492	$7,086
Accrued liabilities	16,497	17,877
Deferred revenue	7,692	8,004
Income tax payable	2,500	—
Current maturities of long-term debt	2,586	2,538
Current portion of self-insured liabilities	500	500
Total current liabilities	36,267	36,005
Accrual for self-insured liabilities	1,698	1,557
Long-term debt	80,933	85,703
Deferred income taxes	24,038	23,961
Other long-term liabilities	8,975	9,107
Commitments and contingencies
Total Liabilities	151,911	156,333
Preferred Stock, par value $0.01 per share, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 160,000,000 shares authorized at March 31, 2012 and December 31, 2011; 24,990,482 and 24,980,958 shares issued and 20,058,610 and 20,049,086 shares outstanding, respectively	250	250
Class B Common Stock, $0.01 par value, 30,000,000 shares authorized at March 31, 2012 and December 31, 2011; 2,910,928 and 2,919,790 shares issued and outstanding, respectively	29	29
Additional paid-in capital	317,046	316,694
Accumulated other comprehensive income	212	156
Retained earnings	70,788	67,436
Treasury stock at cost, 4,931,872 and 4,931,872 shares, respectively	(76,845)	(76,845)
Total Stockholders’ Equity	311,480	307,720
Total Liabilities and Stockholders’ Equity	463,391	$464,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenues	$58,978	$58,409
Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	34,269	35,069
General and administrative (including non-cash stock-based compensationexpense of $352 and $280, respectively)	3,850	3,889
Residence lease expense	4,543	4,368
Depreciation and amortization	5,769	5,741
Total operating expenses	48,431	49,067
Income from operations	10,547	9,342
Other (expense) income
Interest expense:
Debt	(1,589)	(2,082)
Change in fair value of derivative and amortization	—	(287)
Write-off of deferred financing costs	—	(279)
Interest income	2	2
Other	—	56
Incomebefore income taxes	8,960	6,752
Income tax expense	(3,311)	(1,741)
Net income	$5,649	$5,011
Weighted average common shares:
Basic	22,969	22,944
Diluted	23,258	23,280
Per share data:
Basic earningsper common share	$0.25	$0.22
Diluted earningsper common share	$0.24	$0.22

Dividends declared and paid per share	$0.10	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$5,649	$5,011
Other comprehensive income:
Unrealized gains on investment, net of tax expense of $28 and $73, respectively	56	120
Unrealized gains on derivatives, net of tax benefit of $97	—	131
Reclassification of net losses on swap derivatives to earnings, net of tax benefit of $109	—	196
Total comprehensive income	$5,705	$5,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CONDENSEDCONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$5,649	$5,011
Adjustments to reconcile net incometo net cash provided by operating activities:
Depreciation and amortization	5,769	5,741
Amortization of purchase accounting adjustments for leases	(103)	(167)
Provision for bad debts	622	405
Provision for self-insured liabilities	255	255
Loss on disposal of fixed assets	28	—
Unrealized gain on investments	(36)	(56)
Equity-based compensation expense	352	280
Change in fair value of derivatives and amortization	—	287
Deferred income taxes	45	503
Changes in assets and liabilities:
Accounts receivable	(336)	(754)
Supplies, prepaid expenses and other receivables	(1,366)	(2,445)
Deposits in escrow	268	417
Accounts payable	(697)	267
Accrued liabilities	(1,380)	(559)
Deferred revenue	(312)	3,602
Payments of self-insured liabilities	(113)	(83)
Income taxes payable/ receivable	3,106	1,875
Changes in other non-current assets	102	407
Other long-term liabilities	(17)	(9)
Cash provided by operating activities	11,836	14,977
INVESTING ACTIVITIES:
Payment for securities	(55)	(46)
Proceeds on sales of securities	—	311
Proceeds on sales of fixed assets	175	—
Payments for new construction projects	(385)	(463)
Payments for purchases of property and equipment	(4,512)	(3,437)
Cash used in investing activities	(4,777)	(3,635)
FINANCING ACTIVITIES:
Payments of financing costs	—	(1,902)
Purchase of treasury stock	—	(798)
Repayment of borrowings on revolving credit facility	(21,100)	(68,000)
Proceeds on borrowings from revolving credit facility	17,000	50,000
Repayment of mortgage debt	(635)	(1,098)
Payment of Dividends	(2,297)	—
Cash used by financing activities	(7,032)	(21,798)
Increase/(decrease) in cash and cash equivalents	27	(10,456)
Cash and cash equivalents, beginning of year	2,652	13,364
Cash and cash equivalents, end of period	$2,679	$2,908

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$1,555	$2,047
Income tax payments, net of refunds	3,108	114

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Assisted Living Concepts, Inc. and its subsidiaries (“ALC” or the “Company”) operated 211 assisted and independent living residences in 20 states in the United States totaling 9,325 units as of March 31, 2012.  ALC’s residences average 40 to 60 units and offer a supportive, home-like setting.  Residents may receive assistance with activities of daily living either directly from ALC employees or indirectly through ALC’s wholly-owned health care subsidiaries.

ALC was formed as a Nevada corporation in 1994 and operated as an independent company until January 31, 2005, when it was acquired by Extendicare Health Services, Inc. (“EHSI”) (the “ALC Purchase”), a wholly-owned subsidiary of Extendicare Inc., now known as Extendicare Real Estate Investment Trust (“Extendicare”).   ALC once again became an independent, publicly traded company listed on the New York Stock Exchange on November 10, 2006 (the “Separation Date”), when ALC Class A and Class B Common Stock was distributed by Extendicare to its stockholders (the “Separation”).

Effective May 20, 2011, ALC implemented a two-for-one stock split of its Class A and Class B Common Stock.  All share and per share data in this report have been adjusted to reflect this stock split.

ALC operates in a single business segment with all revenues generated from those properties located within the United States.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three month periods ended March 31, 2012 and 2011 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Operating results for interim periods are not necessarily indicative of results that may be expected for the entire year ending December 31, 2012.

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

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(b) Accounts Receivable

Accounts receivable are recorded at the net realizable value expected to be received from individual residents or their responsible parties.

The Company periodically evaluates the adequacy of its allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds. Allowances for uncollectibility are considered based upon the evaluation of the circumstances for each of these specific accounts. In addition, the Company has developed internally-determined percentages for establishing an allowance for doubtful accounts, which are based uponhistorical collection trends for each age of the receivables. Accounts receivable that the Company specifically estimates to be uncollectible, based upon the above process, are fully reserved in the allowance for doubtful accounts until they are written off or collected. The Company wrote off accounts receivable of $0.1 million in thethree month period ended March 31, 2011. There were no write offs in the three month period ended March 31, 2012.  Bad debt expense was $0.7 million and $0.5 million for the three month periodsended March 31, 2012 and 2011, respectively.

(c) Investments

Investments in marketable securities are stated at fair value. Investments with no readily determinable fair value are carried at cost. Fair value is determined using quoted market prices at the end of the reporting period and, when appropriate, exchange rates at that date. Except as follows, all of ALC’s marketable securities are classified as available-for-sale.  ALC elects to account for its investments in the executive retirement plan by providing for unrealized gains and losses to be recorded in the statements of income instead of through comprehensive income.  ALC records unrealized gains and losses from executive retirement plan investments in general and administrative expense; interest income and dividends from these investments are reported as a component of interest income.  The purpose for making this election was to mitigate volatility in ALC’s reported earnings as the change in market value of the investments will be offset by the recording of the related deferred compensation expense.

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

ALC regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. To determine whether a decline in value is other-than-temporary, ALC evaluates several factors, including the current economic environment, market conditions, operational and financial performance of the investee, and other specific factors relating to the business underlying the investment, including business outlook of the investee, future trends in the investee’s industry and ALC’s intent to carry the investment for a sufficient period of time for any recovery in fair value. If a decline in value is deemed as other-than-temporary, ALC records reductions in carrying values to estimated fair values, which are determined based on quoted market prices, if available, or on one or more of the valuation methods such as pricing models using historical and projected financial information, liquidation values, and values of other comparable public companies.  ALC did not record another-than-temporary impairment of investments in the three month periods ended March 31, 2012 and 2011.

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

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012and December 31, 2011, ALC had total gross unrecognized tax benefits of approximately $0.7 million.Of the total gross unrecognized tax benefits, $0.1million, if recognized, would reduce ALC’s effective tax rate in the period of recognition. At March 31, 2012and December 31, 2011, ALC had no accrued interest and penalties related to unrecognized tax benefits.

ALC and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions. Federal tax returns for all periods after December 31, 2007 are open for examination.  Various state tax returns for all periods after December 31, 2006 are open for examination.  For the tax periods between February 1, 2005 and November 10, 2006,  ALC was included in the consolidated federal tax returns of EHI, its parent company.  Tax issues between ALC and Extendicare were governed by a Tax Allocation Agreement entered into by ALC and Extendicare at the time of the Separation.  During 2009, the Internal Revenue Service completed an examination of the partial tax year ended December 31, 2005 and the partial tax year ended November 10, 2006.  In May 2011, EHI and ALC agreed to settle this matter, and all matters under the Tax Allocation Agreement, with a $0.8 million payment from EHI to ALC.  The $0.8 million settlement was paid in the second quarter of 2011 and is included as a reduction of the income tax provision in the consolidated statements of operations for the year ended December 31, 2011. As a result of this settlement, ALC wrote-off $2.9 million of net operating losses and a related $2.7 million of valuation allowance which off-set these net operating losses.

(e) New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards,” which amends the current fair value measurement and disclosure guidance of ASC Topic 820 “Fair Value Measurement” to include increased transparency around valuation inputs and investment categorization. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. The adoption of these provisions did not have a material impact on ALC’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” to allow entities to use a qualitative approach to test goodwill for impairment. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwillimpairment test. Otherwise, the two-step goodwill impairment test is not required. ASU No. 2011-08 is effective for annual and interim impairment tests performed in fiscal years beginning after December 15, 2011 and earlier adoption is permitted. The adoption of these provisions did not have a material impact on ALC’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”  ("ASU 2011-12"). The amendment requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ALC adopted ASU 2011-12 and ASU2011-05 on January 1, 2012.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation and amortization consisted of the following:

	March 31,	December 31,
	2012	2011
	(In thousands)
Land and land improvements	$32,668	$32,680
Buildings and improvements	479,776	478,596
Furniture and equipment	39,198	38,715
Leasehold improvements	11,892	11,009
Construction in progress	5,827	4,723
	569,361	565,723
Less accumulated depreciation and amortization	(139,414)	(134,990)
	$429,947	$430,733

4. INTANGIBLE ASSETS, NET

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of other intangible assets as of March 31, 2012, and December 31, 2011, respectively (in thousands):

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Resident relationships	$3,169	$(3,167)	$2	$3,169	$(3,167)	$2
Operating lease intangible and renewal options	11,665	(2,874)	8,791	11,665	(2,705)	8,960
Non-compete agreements	331	(282)	49	331	(265)	66
Total	$15,165	$(6,323)	$8,842	$15,165	$(6,137)	$9,028

Amortization expense related to definite-lived intangible assets for the three month periods ended March 31, 2012 and 2011 was $0.2 million and $0.3 million, respectively.

Future amortization expense for definite–lived intangible assets is estimated to be as follows (in thousands):

2012 (remaining 9 months)	$557
2013	677
2014	677
2015	677
2016	677
After 2016	5,577
$8,842

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
	2012	2011
	(In thousands)
$125 million credit facility bearing interest at floating rates, due February 2016(1)	$7,900	$12,000
Mortgage note, bearing interest at 6.24%, due 2014	31,458	31,703
Mortgage note, bearing interest at 6.50%, due 2015	24,543	24,775
Mortgage note, bearing interest at 7.07%, due 2018	8,512	8,552
Oregon Trust Deed Notes, weighted average interest rate of 7.33%, maturing from 2021 through 2026	7,194	7,274
HUD Insured Mortgages, interest rates ranging from 5.66% to 5.85%, due 2032	3,912	3,937
Total debt	83,519	88,241
Less current maturities	(2,586)	(2,538)
Total long-term debt	$80,933	$85,703
(1) Borrowings under this facility bear interest at a floating rate at ALC’s option equal to LIBOR or prime plus a margin.  The margin is determined by ALC’s consolidated leverage ratio (as defined in the U.S. Bank Credit Facility) and ranges from 137.5 to 250 basis points over prime or 225 to 350 basis points over LIBOR.  From February 18, 2011 through May 6, 2011, ALC’s prime and LIBOR margins were 175 and 275 basis points, respectively.  On May 7, 2011, the prime and LIBOR margins were reduced to 150 and 250 basis points, respectively.  At March 31, 2012, prime was 3.25% and one month LIBOR was 0.30%.

$125 Million Credit Facility

On February 18, 2011, ALC terminated its $120 million credit facility with General Electric Capital Corporation and other lenders (the “GE Credit Facility”) and entered into a five year, $125 million revolving credit facility with U.S. Bank National Associationas administrative agent, and certain other lenders (the “U. S. Bank Credit Facility”).  ALC’s obligations under the U.S. Bank Credit Facility are guaranteed by three ALC subsidiaries that own 31 residences with a combined net book value of $66.1 million and are secured by mortgage liens against such residences and by a lien against substantially all of the assets of ALC and those subsidiaries.

Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate plus a margin or LIBOR plus a margin that varies according to a pricing grid based on a consolidated leverage test.  The initial margins on base rate and LIBOR loans were 1.75% and 2.75%, respectively. From May 7, 2011 through March 31, 2012, the margins on base rate and LIBOR loans were reduced to 1.5% and 2.5%, respectively.  ALC is required to pay a quarterly commitment fee of .375% per annum on the unused portion of the facility.

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

ALC is subject to certain restrictions and financial covenants under the facility including maintenance of less than a maximum consolidated leverage ratio and greater than a minimum consolidated fixed charge coverage ratio, and restrictions on payments for capital expenditures, expansions and acquisitions.  Payments for dividends and stock repurchases may be restricted if ALC fails to maintain consolidated leverage ratio levels specified in the facility.  In addition, upon the occurrence of certain transactions, including but not limited to property loss events, ALC may be required to make mandatory prepayments.  ALC is also subject to other customary covenants and conditions. Outstanding borrowings under the facility at March 31, 2012 were $7.9 million. In addition, the facility provided collateral for $6.1 million in outstanding letters of credit. As of March 31, 2012 and December 31, 2011, ALC was in compliance with all applicable financial covenants and available borrowings under the facility at March 31, 2012 were $111 million. ALC incurred $1.9 million of closing costs which are being amortized over the five year life of the U.S. Bank Credit Facility.

As more fully discussed in note 10 to the financial statements, ALC’s ability to borrow additional funds may be limited should the matters discussed therein be deemed to be reasonably likely to have a material adverse effect on ALC or trigger a requirement for ALC to obtain a consent or waiver from U.S. Bank.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Note due 2014

The mortgage note due in 2014 (the “6.24% 2014 Note”) has a fixed interest rate of 6.24% with a 25-year principal amortization and is secured by 24 assisted living residences with acarrying value of $56.8 million.  Monthly principal and interest payments amount to approximately $0.3 million.  A balloon payment of $29.6 million is due in January 2014.  The 6.24% 2014 Note was entered into by subsidiaries of ALC and is subject to a limited guaranty by ALC.

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

The amended and restated loan bears interest at a fixed rate of 6.5% per annum and is secured by a mortgage and assignment of leases with respect to two senior living residences in Iowa, three in Indiana and one in Wisconsin consisting of a combined total of 314 units with a carrying value of $20.0 million.  The original $14.0 million portion of the loan is amortized over a twenty year period from June 12, 2009 and the additional $12.25 million portion of the loan is amortized over a fifteen year period from September 30, 2010.  Prepayment of the loan in excess of 10% of the principal balance in any anniversary year will require a prepayment fee of 3% in the first or second year, 2% in the third or fourth year, and 1% thereafter.  Performance and payment of obligations under the loan agreement and related note are guaranteed by ALC pursuant to the terms of a guaranty agreement.  ALC incurred $0.4 million of closing costs which are being amortized over the five year life of the loan.

In addition to customary representations, covenants and default provisions, the loan requires that the senior living residences securing the loan maintain minimum annual levels of EBITDA (earnings before interest, taxes, depreciation and amortization) and rental income.  In addition, the loan requires that ALC maintain less than a maximum consolidated leverage ratio and greater than a minimum consolidated fixed charge coverage ratio.  As of March 31, 2012 and December 31, 2011, ALC was in compliance with all applicable financial covenants.

Mortgage Note due 2018

The mortgage note due in 2018 (“2018 Note”) has a fixed interest rate of 7.07%, an original principal amount of $9.0 million, and a 25-year principal amortization.  It is secured by a deed of trust, assignment of rents and security agreement and fixture filing on three assisted living residences in Texas with a carrying value of $10.6 million.  Monthly principal and interest paymentsamount to approximately $64,200.  The 2018 Note, which has a balloon payment of $7.2 million due in July 2018 and was entered into by a wholly-owned subsidiary of ALC, is subject to a limited guaranty by ALC.

Oregon Trust Deed Notes

The Oregon trust deed notes (“Oregon Trust Deed Notes”) are secured by buildings, land, furniture and fixtures of six Oregon assisted living residences with a combined carrying value of $9.7 million.  The notes are payable in monthly installments including interest at rates ranging from 0% to 9.00%.  The effective rate on the remaining term of the Oregon Trust Deed Notes is 7.39%.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Unfavorable Market Value of DebtAdjustment

ALC debt in existence at the date of the ALC Purchasewas evaluated and determined, based upon prevailing market interest rates, to be undervalued. The unfavorable market value adjustment upon acquisition was $3.2 million. The market value adjustment is amortized on an effective interest basis, as an offset to interest expense, over the term of the debt agreements. The amount of amortization of the unfavorable market value adjustment was $13,005 and $(50,800) for the three month periods ended March 31, 2012 and 2011, respectively.  In the first quarter of 2011, ALC repaid a $0.5 million mortgage which resulted in the write-off of a $62,000 unfavorable market value debt adjustment.

Letters of credit

As of March 31, 2012, ALC had $6.1 million in outstanding letters of credit, all of which are collateralized under the $125 million revolving credit facility. Approximately $5.6 million of the letters of credit provide security for worker’s compensation insurance and the remaining $0.5 million of letters of credit are security for landlords of leased properties.  The letters of credit have maturity dates ranging from October 2012 to March 2013.

As of December 31, 2011, ALC had $5.3 million in outstanding letters of credit, the majority of which are collateralized by property.  Approximately $4.8 million of the letters of credit provide security for worker’s compensation insurance and the remaining $0.5 million of letters of credit are security for landlords of leased properties.

6. LONG-TERM EQUITY-BASED COMPENSATION PROGRAM

Effective October 31, 2006, the Board of Directors approved and adopted and our sole stockholder approved the Assisted Living Concepts, Inc. 2006 Omnibus Incentive Compensation Plan (the “2006 Omnibus Plan”).  On May 5, 2008, the 2006 Omnibus Plan was again approved by ALC stockholders.  On April 30, 2009, the board of directors of ALC approved the amendment and restatement of the 2006 Omnibus Incentive Compensation Plan to reflect the March 16, 2009, one-for-five reverse stock split.  On August 4, 2011, the board of directors of ALC approved the amendment and restatement of the 2006 Omnibus Incentive Compensation Plan to reflect the May 20, 2011 two-for-one stock split.

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

Index

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

On April 30, 2009, the Committee recommended and the Board of Directors approved grants of 8,000 Options/SARs to each of the eight non-management directors.  The aggregate number of Options/SARs granted was 64,000 and the exercise price is $8.27per share.

On March 3, 2010, the Committee approved the 2010 Long-Term Equity-Based Compensation Program and granted awards of Options/SARs to certain key employees (including executive officers).  The aggregate maximum number of Options/SARsgranted to all participants was 192,500 and the exercise price is $15.86 per share.  The Options/SARs have both time vesting and performance vesting features.  Two-elevenths (2/11) of each grant become exercisable in one-third increments on the first, second and third anniversaries of the approval date.  On March 3, 2011, the Committee determined that four-elevenths (4/11) of the grants vested and becomes exercisable in one-third increments beginning March 3, 2011.

On May 3, 2010, the Committee recommended and the Board of Directors approved grants of 10,000 Options/SARs to each of the eight non-management directors.  The aggregate number of Options/SARs granted was 80,000 and the exercise price is $16.57per share.

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

On May 2, 2011, the Committee recommended and the Board of Directors approved grants of 10,000 Options/SARs to each of the seven non-management directors.  The aggregate number of Options/SARs granted was 70,000 and the exercise price is $17.49per share.

On March 15, 2012, the Committee approved the 2012 Long-Term Equity-Based Compensation Program and granted awards of Options/SARs to certain key employees (including executive officers).  The aggregate maximum number of Options/SARs granted to all participants was 198,000 and the exercise price is $17.01 per share.  The Options/SARs have both time vesting and performance vesting features.  One-fifth (1/5) of each grant becomes exercisable in one-third increments on the first, second and third anniversaries of the approval date. If the established performance goals (related to increases in private pay resident occupancy) are achieved in fiscal 2012, some or all of the remaining four fifths (4/5) of each grant becomes exercisable in one-third increments on the first, second and third anniversaries of March 15, 2012.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of Options/SARs activity for the three month periods ended March 31, 2012 and 2011 is presented below:

	2012		2011
	# Options/ SARs	Weighted Average Exercise Price	# Options / SARs	Weighted Average Exercise Price
Outstanding at beginning of period	564,666	$14.91	531,168	$13.06
Granted	198,000	$17.01	170,500	$18.69
Exercised	—	—	—	—
Expired	—	—	(122,500)	$15.86
Forfeited	—	—	(16,668)	$12.59
Outstanding at end of period	762,666	$15.46	562,500	$14.17
Options exercisable at March 31	298,017	$13.00	184,060	$10.58
Weighted average fair value of options	$7.60		$7.44
Aggregate intrinsic value of options	$0.9million		$3.0 million
Weighted average contractual term	3.5 years		3.7 years

The following table summarizes nonvested options outstanding and the related weighted average grant date fair value at March 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	377,648	$8.56
Granted	198,000	$7.08
Vested	(110,999)	$7.66
Expired or cancelled	—	—
Forfeited	—	—
Nonvested at March 31, 2012	464,649	$8.14

ALC uses the Black-Scholes option value model to estimate the fair value of stock options and similar instruments.  Stock option valuation models require various assumptions, including the expected stock price volatility, risk-free interestrate, dividend yield, and forfeiture rate.  In estimating the fair value of the Options/SARs approved on March 15, 2012, the Company used a risk free rate equal to the five year U.S. Treasury yield in effect on the first business date after the grant date.  The expected life of the Options/SARs (five years) was estimated using expected exercise behavior of option holders.  Expected volatility was based on ALC’s Class A Common Stock volatility since it began trading on November 10, 2006, and ending on the date of grant.  Because the Class A Common Stock has traded for less than the expected contractual term, an average of a peer group’s historical volatility for a period equal to the Options/SARs’ expected life, ending on the date of grant, was compared to the historical ALC volatility with no material difference.  Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  Because of a lack of history, the forfeiture rate was estimated at zero percent of the Options/SARs awarded and may be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.  The Options/SARs have characteristics that are significantly different from those of traded options and changes in the various input assumptions can materially affect the fair value estimates.  The fair value of the Options/SARs was estimated at the date of grant using the following weighted average assumptions.

	March15,	May 2,	March 2,	May 3 ,	Mar 3,
	2012	2011	2011	2010	2010
Expected life from grant date (in years)	5	5	5	5	5
Risk-free interest rate	1.11%	1.88%	2.21%	2.13%	2.33%
Volatility	55.52%	57.68%	58.63%	62.6%	63.7%
Dividend yield	2.4%	—	—	—	—
Weighted average fair value (per share)	$7.08	$8.87	$9.69	$8.99	$8.74

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Compensation expense of $351,678 and $279,819 related to the Options/SARs was recorded in the three month periods ended March 31, 2012 and 2011, respectively.  Unrecognized compensation cost at March 31, 2012 and 2011 is approximately $3.2 million and $2.7 million, respectively, and the weighted average period over which it is expected to be recognized is three years.

7. EARNINGS PER SHARE

ALC computes earnings per share under two different methods, basic and diluted, and presents per share data for all periods in which statements of income are presented.  Basic earningsper share are computed by dividing net incomeby the weighted average number of shares of common stock outstanding.  Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding.  Common stock equivalents consist of incremental shares available upon conversion of Class B common shares which are convertible into Class A common shares at a rate of 1.075 Class A common shares per Class B common share.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three month periods ended March 31, 2012 and 2011.

	2012	2011
	(In thousands, except per share data)
Basic earnings per share calculation :
Net income to common stockholders	$5,649	$5,011

Weighted average number of common shares outstanding	22,969	22,944

Basic net income per share	$0.25	$0.22

Diluted earnings per share calculation :
Net income to common stockholders	$5,649	$5,011

Weighted average number of common shares outstanding	22,969	22,944
Assumed conversion of Class B shares	219	224
Effect of dilutive stock options	70	112
Diluted weighted average number of common shares outstanding	23,258	23,280

Diluted net income per share	$0.24	$0.22

8. SHARE REPURCHASE

On May 2, 2011, the Board of Directors authorizedthe repurchase of up to $15 million of shares of ALC’s outstanding Class A Common Stock.  The plan is not subject to an annual expiration date and will only expire upon completion of stock repurchases totaling $15 million or by action of the Board.  Shares may be repurchased in the open market or in privately negotiated transactions from time to time in accordance with appropriate Securities and Exchange Commission guidelines and regulations and subject to market conditions, applicable legal requirements, and other factors.  In 2012, ALC has not repurchased any shares of its Class A Common Stock.

At March 31, 2012, $15 million remained available under the repurchase program.  Treasury stock is accounted for using the cost method.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about ALC’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011,and indicates the fair value hierarchy of the valuation techniques utilized by ALC to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2012
Assets
Equity investments	$1,160	$—	$—	$1,160

December 31, 2011
Assets
Equity investments	$1,028	$—	$—	$1,028

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

No derivative financial instruments were outstanding at December 31, 2011 or March 31, 2012.

For the three months endedMarch 31, 2012, ALC recognized an unrealized gain of $0.1 million on its available-for-sale investments.

10.  SUBSEQUENT EVENTS

Dividends

On May 3, 2012, the Board of Directors declared a cash dividend of 10 cents per share on the Class A and Class B Common Stock payable on June 15, 2012 to stockholders of record at the close of business on May 21, 2012.  The aggregate amount of the dividend is expected to be approximately $2.3 million.

Other Events

As previously disclosed, on April 26, 2012, Ventas Realty, Limited Partnership (“Ventas”), the landlord for eight assisted living facilities operated by the Company, instituted a lawsuit against the Company seeking a declaratory judgment that the Company has breached its obligations under the lease with Ventas and forfeited its right to possession of the leased premises. The complaint, captioned Ventas Realty, Limited Partnership v. ALC CVMA, LLC, et al., 12-cv-03107, was filed in United States District Court for the Northern District of Illinois and alleges that the Company’s receipt of notices of intent to revoke permits from state regulators with respect to its licenses to operate three assisted living facilities in Georgia and Alabama subject to the lease constitutes a violation of the lease. On May 4, 2012, Ventas filed papers with the court seeking the emergency appointment of a receiver to operate the facilities covered by the lease. The application for appointment of a receiver was denied by the court on May 9, 2012.

On May 9, 2012, the Company received a letter from Ventas, which included assertions that, in violation of the lease, the Company attempted to voluntarily terminate a license to operate an assisted living facility in Alabama, received notices of intent to revoke permits from state regulators with respect to its licenses to operate three assisted living facilities in Georgia and Alabama, and submitted fraudulent information by treating units leased to employees as bona fide rentals by third parties and, therefore, may not have been in compliance with the minimum occupancy covenant and coverage ratio covenants. In addition, the letter alleges that the Company failed to provide required notices, including with respect to fires at an assisted living facility in Florida subject to the lease, failed to comply with requirements with respect to repair work including prior notice before commencing work and failed to provide information previously requested by Ventas. Furthermore, the letter asserts that these alleged actions constitute events of default under the lease.

On May 10, 2012, Ventas filed a motion with the court to amend its original complaint to expand the factual allegations to include the allegations referenced in the May 9th letter relating to the Company’s proposed voluntary termination of a license to operate an assisted living facility in Alabama subject to the lease and to the Company’s failure to notify and obtain approvals from Ventas in relation to two fires at an assisted living facility in Florida subject to the lease; to withdraw its claims for declaratory relief; and to assert instead claims for breach of contract against the eight subsidiaries that are the tenants under the lease and a claim against the Company for breach of the Guaranty of Lease it executed with respect to the Ventas lease on or about January 1, 2008. The amended complaint also seeks to expand the requested relief to include termination of the lease and monetary damages including accelerated payment of all rental obligations thereunder, and monetary damages for breach of the Guaranty.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If Ventas is successful in pursuing its claims, Ventas could invoke the remedies available to it under the lease, which could include the acceleration of rent payments and the loss of the Company's ability to continue to operate the eight properties under the lease. Assuming the Company is able to realize tax benefits from the payments, at its current tax rate of 37.0%, the Company estimates, calculated as of March 31, 2012, that the accelerated rent payments would reduce future net income by approximately $10.2 million. This amount may be reduced in certain jurisdictions by future rent payments to Ventas from leasing the properties to others. In addition to the cash payment discussed above, if the Company were to lose the ability to operate these eight properties, it estimates, calculated as of March 31, 2012, that it would record certain non-cash charges to its future net income in the amount of $6.9 million assuming it is able to realize tax benefits from such charges at its current tax rate of 37.0%. These charges to net income consist of the write-off of $5.5 million of operating lease intangibles, $1.6 million of property and equipment remaining with the property and $0.3 million of other current assets, partially offset by $0.5 million of a deferred rent liability. The Company is not able to provide assurance that the tax benefits resulting from any such payments and write-offs would be realized. The eight properties under the Ventas lease had revenue and an operating loss of $3.2 million and $(0.4) million, respectively, for the first quarter of 2012 and $13.3 million and $(1.7) million, respectively, for the year ended December 31, 2011.

In addition, the Company is party to a lease with MLD Delaware Trust (“MLD”) under which the Company operates four properties containing a total of 156 units. The Company believes that Ventas, Inc., the general partner of Ventas, or an affiliate of Ventas, Inc., acquired this lease as part of a July 1, 2011 merger with Nationwide Health Properties, Inc. The MLD lease provides that a material default by the Company, or its affiliates, under any other agreement between the Company, or its affiliates, and MLD, or its affiliates, other than the MLD lease, which is not cured within the applicable cure period, if any, would be considered an event of default. Therefore, if the events referred to above were found to be a material default under the Ventas lease, MLD may assert that it has the ability to terminate the MLD lease, dispossess the Company from the premises, and accelerate all rent and obligations under the MLD lease. Assuming the Company is able to realize tax benefits from the payments at its current tax rate of 37.0%, the Company estimates, calculated as of March 31, 2012, that the accelerated rent payments would reduce future net income by approximately $3.5 million. This amount may be reduced in certain jurisdictions by future rent payments to Ventas from leasing the properties to others. In addition to the cash payment discussed above, if the Company were to lose the ability to operate these four properties, it estimates, calculated as of March 31, 2012, that it would record certain non-cash charges to its future net income in the amount of $0.8 million assuming it is able to realize tax benefits from such charges at its current tax rate of 37.0%. These charges to net income consist of the write-off of $0.7 million of property and equipment and $0.1 million of other current assets. The Company is not able to provide assurance that the tax benefits resulting from any such payments and write-offs would be realized. The four properties under the MLD lease had revenue and operating income of $1.4 million and $0.4 million, respectively, for the first quarter of 2012 and $5.0 million and $1.2 million, respectively, in the year ended December 31, 2011.

Because the resolution of these matters is unknown, the Company has not included the impact of any payments or write-offs related to Ventas’s potential remedies under these leases in the Company’s operating results reflected in this Quarterly Report on Form 10-Q for the period ended March 31, 2012.

In addition, under the terms of the Company's $125 million revolving credit facility with U.S. Bank National Association, as administrative agent, and certain other lenders, the Company’s ability to borrow additional funds may be limited if the matters discussed above were deemed to be reasonably likely to have a material adverse effect on the Company or trigger a requirement for the Company to obtain a consent or waiver from U.S. Bank.

While the Company is in discussions with Ventas to resolve these issues, no assurance can be given that such discussions will result in an agreement and, if so, the terms of any such agreement.

Index

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OFOPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements.  Forward-looking statements are subject to risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those risks, uncertainties and assumptions described or referred to in Item 1A – Risk Factors in Part I of ALC’s Annual Report on Form 10-K for the year ended December 31, 2011, and in Part II, Item 5 – Other Information – Forward-Looking Statements and Cautionary Factors in this report.

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements in Part I, Item 1 of this report.

Executive Overview

In the first quarter of 2012, we continued to pursue our strategy of increasing revenues, operating margins and profitability by focusing on private pay occupancy.

On a continuing residence basis, average private pay occupancy in the quarter ended March 31, 2012decreased by 31 units as compared to the quarter ended March 31, 2011 while overall average daily revenue per occupied unit increased by 1.8%. In the quarter ended March 31, 2012, discounting programs implemented in the latter half of 2011 were reduced, and combined with our annual rate increases implemented on January 1, 2012, resulted in an overall rate increase of 4.3% as compare to the quarter ended December 31, 2011.  Private pay and overall revenues for the quarter ended March 31, 2012 increased by $1.0 million from the quarter ended March 31, 2011.  We believe our success in attracting and maintaining private pay residents in the first quarter of 2012 was, and may continue to be, affected by the current poor general economic conditions and, as a result, promotional discounts may continue to be necessary to attract and retain private pay residents. Continuing poor general economic conditions, especially those related to high unemployment levels and poor housing markets, affect private pay occupancy and rates because:

■	family members are more willing and able to provide care at home;

■	residents have insufficient investment income or are unable to obtain necessary funds from the sale of their homes or other investments; and

■	independent living facilities are accepting traditional assisted living residents with home care services.

The impact of these factors is referred to in this report as the “Recession Impact”.  In the event general economic conditions fail to improve or get worse, we believe there can be negative pressure on our private pay occupancy and rates.

Average occupancy as a percentage of total available units for all continuing residences in the quarters ended March 31, 2012 and 2011 was 61.2%, and 62.4%, respectively.  Average private pay occupancy as a percentage of total available units for all continuing residences in the quarters ended March 31, 2012 and 2011 was 61.0%, and 61.4%, respectively.

From time to time, we may increase or reduce the number of units we actively operate, which may affect reported occupancy and occupancy percentages.

Business Strategies

We plan to grow our revenue and operating income and improve our overall revenue base by:

■	increasing our private pay occupancy;

■	increasing the overall size of our portfolio by building additional capacity and making acquisitions;

Index

■	applying efficiencies achievable from operating a large number of senior living residences; and

■	increasing the attractiveness and operating results of our portfolio by refurbishing and repositioning residences or eliminating residences that do not meet our internal goals.

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

Increasing the overall size of our portfolio by buildingadditional capacity and making acquisitions

We continually review our portfolio for opportunities to add capacity to our best performing buildings.

In February 2007, we announced plans to add a total of 400 units to our existing owned buildings.  By the end of the first quarter of 2012, we had completed, licensed, and begun accepting new residents in 367 of these units.

We intend to continue to grow our portfolio of residences by making selective acquisitions in markets with favorable private pay demographics.  Because of the size of our operations and the depth of our experience in the senior living industry, we believe we are able to effectively identify and maximize cost efficiencies and expand our portfolio by investing in attractive assets in our target markets.  Additional regional, divisional and corporate costs associated with our growth are anticipated to be proportionate to current operating levels.  Acquiring additional properties can require significant outlays of cash.  Our ability to make sizable future acquisitions may be limited by general economic conditions affecting credit markets.  At March 31, 2012, we had available borrowings under our credit facility of $111 million.  See “Future Liquidity and Capital Resources” below.

Applying efficiencies achievable from operating a large number ofsenior living residences

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

Index

The remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

■ Business Overview: This section provides a general financial description of our business, including the sources and composition of our revenues and operating expenses.  In addition, this section outlines the key performance indicators that we use to monitor and manage our business and to anticipate future trends.

■ Consolidated Results of Operations: This section provides an analysis of our results of operations for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011.

■ Liquidity and Capital Resources: This section provides a discussion of our liquidity and capital resources as of March 31, 2012, and our expected future cash needs.

■ Critical Accounting Policies: This section discusses accounting policies which we consider to be critical to obtain an understanding of our consolidated financial statements because their application on the part of management requires significant judgment and reliance on estimations of matters that are inherently uncertain.

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

Business Overview

Revenues

We generate substantially all of our revenue from private pay sources. Residents are charged an accommodation fee that is based on the type of accommodation they occupy and a service fee that is based upon their assessed level of care.  We generally offer studio, one-bedroom and two-bedroom accommodations. The accommodation fee is based on prevailing market rates of similar senior living accommodations. The service fee is based upon periodic assessments, which include input of the resident and the resident’s physician and family and establish the additional hours of care and service provided to the resident. We offer various levels of care for our residents who require less or more frequent and intensive care or supervision.  For the three month periods ended March 31, 2012 and 2011, approximately 76% and 77%, respectively, of our private pay revenue was derived from accommodation fees with the balance derived from service fees. Both the accommodation and level of care service fees are charged on a per day basis, pursuant to residency agreements.

Residence Operations Expenses

For all continuing residences, as defined below, residence operations expense percentages consisted of the following:

	As of March 31,
	2012	2011
Wage and benefit costs	58%	59%
Property related costs	25	26
Other operating costs	17	15
Total	100%	100%

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

Index

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

Index

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

In addition, when material, we assess key performance indicators for residences that we operate in all reported periods, or “same residence” operations. Same residence operations includes those residences that have been available for occupancy for the entire reporting period. For the three month period ended March 31, 2012, residences which are not considered “same residence” include the addition consisting of 20 units which opened February 1, 2011, two residences that were temporarily closed subsequent to April 1, 2011, and two refurbished residences that reopened in the third quarter of 2011. The number of units, occupancy or payer mix associated with these residences were not materially different from data included in all continuing residences; therefore, same residence information has been omitted from our discussion of key performance indicators.

ADC

All Continuing Residences

The following table sets forth our average daily census (“ADC”) for the three month periodsended March 31, 2012 and 2011 for both private pay and Medicaid residents for all of the continuing residences whose results are reflected in our condensed consolidated financial statements.

Average Daily Census

	2012	2011
Private pay	5,466	5,497
Medicaid	16	93
Total ADC	5,482	5,590
Private pay occupancy percentage	99.7%	98.3%
Private pay revenue percentage	99.8%	99.0%

During the first quarter of 2012, total ADC decreased 1.9% from the first quarter of 2011. Private pay ADC decreased 0.1% due to the ending of certain rate concessions offered in 2011 and an increase in themarket rates we charge as of January 1, 2012.Medicaid ADC decreased 82.8% from the similar period due to the strategic initiative to reduce the number of units available to Medicaid payers.  As a result of this initiative and despite a small decline in private pay occupancy, the private pay occupancy mix increased in percentage from 98.3% to 99.7% and the private pay revenue mix increased from 99.0% to 99.8%.

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

Because of the impact that developmental units have on occupancy rates, when material, we split occupancy information between mature and developmental units.  In general, developmental units are defined as the additional units in a residence that has undergone an expansion or in a new residence that has opened.  New units identified as developmental are classified as such for a period of no longer than twelve months after completion of construction.  The 20 expansion units that opened subsequent to January 1, 2011 and the two refurbished residences that reopened in the second quarter of 2011 constitute the developmental units at March 31, 2012.  All units that are not developmental are considered mature units. The number of units, occupancy or payer mix associated with the residences considered to be developmental and not mature are immaterial; therefore, mature versus development information has been omitted from our discussion of key performance indicators.

Index

All Continuing Residences

The following table sets forth our occupancy percentages for the three month periods ended March 31, 2012 and 2011 for all continuing residences whose results are reflected in our condensed consolidated financial statements:

Occupancy Percentage
	2012	2011
All residences	61.2%	62.4%

Occupancy percentages for all residences decreased from 62.4% in the 2011 period to 61.2% in the 2012 period. The declines in our occupancy percentages for the three months ended March 31, 2012were primarily due to the ending of certain rate concessions offered in 2011 and an increase in the market rates we charge as of January 1, 2012.

Average Revenue Rate

All Continuing Residences

The following table sets forth our average daily revenue rates for the three month periods ended March 31, 2012 and 2011 for all continuing residences whose results are reflected in our condensed consolidated financial statements.

Average Daily Revenue Rate
	2012	2011
Average daily revenue rate	$118.23	$116.09

The average daily revenue rate increased by 1.8% for the threemonth period ended March 31, 2012compared to the comparable period in 2011.The average daily revenue rate increased primarily as a result of annual rate increases for both room and board and services and an improvement in private pay mix.

Number of Residences Under Operation

The following table sets forth the number of residences under operation as of March 31:

	2012	2011
Owned(1)	161	161
Under operating leases	50	50
Total under operation	211	211

Percent of residences:
Owned	76.3%	76.3%
Under operating leases	23.7	23.7
	100.0%	100.0%
(1) Includes tenresidences temporarily closed for refurbishment in 2012 and nine residences temporarily closed for refurbishment in 2011

Index

ADJUSTED EBITDA and ADJUSTED EBITDAR

The following table sets forth a reconciliation of net incometo Adjusted EBITDA and Adjusted EBITDAR for the quarters endedMarch 31:

	2012	2011
	(In thousands)
Net income	$5,649	$5,011
Provision for income taxes	3,311	1,741
Income from continuing operations before income taxes	8,960	6,752
Add:
Depreciation and amortization	5,769	5,741
Interest expense, net	1,587	2,646
Non-cash equity based compensation	352	280
Loss on disposal of fixed assets	28	—
Other	—	(56)
Adjusted EBITDA	16,696	15,363
Add: Residence lease expense	4,543	4,368
Adjusted EBITDAR	$21,239	$19,731

The following table sets forth the calculations of Adjusted EBITDA and Adjusted EBITDAR percentages for the quarters endedMarch 31:

	2012	2011
	($ In thousands)
Revenues	$58,978	$58,409
Adjusted EBITDA	$16,696	$15,363
Adjusted EBITDAR	$21,239	$19,731
Adjusted EBITDA as percent of total revenue	28.3%	26.3%
Adjusted EBITDAR as percent of total revenue	36.0%	33.8%

Both Adjusted EBITDAR and Adjusted EBITDA increased in the first quarter of 2012 primarily due to a decrease in residence operations expenses ($0.8 million)(this excludes gains and losses on the disposals of fixed assets),an increase in revenues discussed below ($0.6 million) and a decrease in general and administrative expense ($0.1 million) (this excludes non-equity based compensation).

See “— Business Overview — Key Performance Indicators — Adjusted EBITDA and Adjusted EBITDAR” above for a discussion of our use of Adjusted EBITDA and Adjusted EBITDAR and a description of the limitations of such use.

Index

Consolidated Results of Operations

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

The following table sets forth details of our revenues and income as a percentage of total revenues for the three month periods ended March 31:

	2012	2011
Revenues	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	58.1	60.0
General and administrative	6.5	6.7
Residence lease expense	7.7	7.5
Depreciation and amortization	9.8	9.8
Income from operations	17.9	16.0
Interest expense, net	(2.7)	(4.5)
Other	0.0	0.1
Income tax expense	(5.6)	(3.0)
Net income	9.6%	8.6%

Revenues

Revenues in the first quarter of 2012increased from the first quarter of 2011 primarily due to higher average daily revenue as a result of rate increases ($0.7million) and one additional billing day in the 2012 quarter ($0.6 million), partially offset by a decrease in the number of units occupied by private pay residents ($0.3 million) and the planned reduction in the number of units occupied by Medicaid residents ($0.4 million). Overall rates increased during the first quarter of 2012 by an average of 1.8% compared to the first quarter of 2011.

Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)

Residence operations expensedecreased $0.8 million, or 2.1%, to $34.3 million in the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011. Residence operations expenses decreased $0.5 million from lower salaries and benefits, $0.3 million from lower maintenance expenses, $0.3 million from lower utility expenses which were partially offset by a $0.1 million increase in property tax expense and a $0.2 million increase in other administrative expenses.  Staffing needs in the first quarter of 2012 as compared to the first quarter of 2011 decreased primarily because of a decline in the number of units occupied by Medicaid residents who tend to have higher care needs than private pay residents. In addition, general economic conditions enabled us to hire new employees at lower wage rates.

General and Administrative

General and administrative costs were unchanged compared to the three month period ended March 31, 2011.General and administrative expenses increased $0.2 million due to salaries and benefits and $0.2 million from legal expenses.The increases were offset by a $0.3 million decrease in travel expenses and a $0.1 million reduction in other administrative costs.  The reduction in travel costs occurred primarily because the 2011 employee annual conference was held in the first quarter of 2011.

Residence Lease Expense

Residence lease expense for the three month period ended March 31, 2012increased $0.1 million, or 4.0%, to $4.5 million from the three month period ended March 31, 2011.  The increase of $0.2 million is the result of an increase in equipment rental expense of $0.1 million.

Index

Depreciation and Amortization
Depreciation and amortization increased $0.1 million to $5.8 million in the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011.  The increase is the result of an increase in leasehold improvement depreciation of $0.1 million and an increase in building equipment depreciation of $0.1 million which were partially offset by a decrease in building depreciation of $0.1 million.

Incomefrom Operations

Income from operations for the three month period ended March 31, 2012 was $10.5 million compared to$9.3 million for the three month period ended March 31, 2011 due to the reasons described above.

Interest Income

Interest income was relatively unchangedin the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011.

Interest Expense

Interest expense decreased $1.1 million to $1.6 million in the three month period ended March 31, 2012, compared to the three month period ended March 31, 2011.Interest on debt (including amortization on financing fees) decreased by $0.5 million due toa $33 million reduction in the average outstanding balance of our line of credit.  The three month period ended March 31, 2011 included $0.3 million of derivative losses which were reclassified from comprehensive income to interest expense and $0.3 million due to the write off of the remaining deferred financing costs associated with the refinancing of the $120 million revolving credit facility.

Other

Other income decreased by $0.1 million from gains associated with the sale of an equity investmentduring the period ending March 31, 2011.

Incomebefore Income Taxes

Incomebefore income taxes for the three month period ended March 31, 2012 was $9.0 million compared to$6.8 million for the three month period ended March 31, 2011 due to the reasons described above.

Income Tax Expense

Income tax expense for the three month period ended March 31, 2012, was $3.3 million compared to $1.7 million for the three month period ended March 31, 2011. Our effective tax rates were37.0% and 25.8% for the three month periods ended March 31, 2012, and 2011, respectively.Our effective rate was favorably impacted in the period ended March 31, 2011, by a settlement with Extendicare,Inc. regarding a dispute associated with a tax allocation agreement(10.7% reduction in 2011 period effective rate) entered into in connection with our separation from Extendicare in 2006.  Our effective tax rate excluding this settlement would have been 36.5%.

Net Income

Net income for the three month period ended March 31, 2012, was $5.6 million compared to $5.0 million for the three month period ended March 31, 2011, due to the reasons described above.

Index

Liquidity and Capital Resources

Sources and Uses of Cash

We had cash and cash equivalents of $2.7 millionat bothMarch 31, 2012,and December 31, 2011.The table below sets forth a summary of the significant sources and uses of cash for the three month periods ended March 31:

	2012	2011
	(In thousands)
Cash provided by operating activities	$11,836	$14,977
Cash used in investing activities	(4,777)	(3,635)
Cash used in financing activities	(7,032)	(21,798)
Increase/(decrease) in cash and cash equivalents	$27	$(10,456)

Cash provided by operating activities was $11.8 million in the three month period ended March 31, 2012, compared to $15.0 million in the three month period ended March 31, 2011.

Our working capital increased $0.2 million in the three month period ended March 31, 2012, compared to December 31, 2011.  Working capital increased primarily because accrued liabilities decreased $1.4 million, prepaid expenses, supplies and other receivables increased $1.3 million, accounts payable decreased $0.6 million, deferred revenue decreased $0.3 million, and investments increased $0.2 million.  These increases in working capital were partially offset by a net increase in taxes payable of $3.1 million, a $0.3 million decrease in accounts receivable and a $0.3 million decrease in cash and escrow deposits - restricted.

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

Property and equipment decreased $0.8 million in the three months ended March 31, 2012, compared to December 31, 2011. Property and equipment decreased $5.6 million from depreciation expense, partially offset by $4.8 million from capital expenditures (including new construction).

Total debt, including both current and long-term, was $83.5million as of March 31, 2012, a decrease of $4.7 million from $88.2 million at December 31, 2011. The decrease in debt was due to repayments on revolving debt of $4.1 million and repayments on mortgage debt of $0.6 million.

Cash used in investing activities was $4.8 million for the three months ended March 31, 2012, compared to $3.6 million in the three months ended March 31, 2011. Investment activities in the three months ended March 31, 2012, consisted primarily of$4.5 million for purchases of property and equipment, and$0.3 million for the expansion program.Investment activities in the three months ended March 31, 2011,included purchases of property and equipment of $3.4 million and payments for new construction projects of $0.5 million.

Cash used in financing activities was $7.0 million for the three months ended March 31, 2012, compared to $21.8 million in the three months ended March 31, 2011.  Financing activities in the three months ended March 31, 2012, included $21.1 million for the repayment of revolving debt, $2.3 million for the payment of dividends and $0.6 million for the repayment of other mortgage debt, partially offset by $17.0 million of proceeds fromnew borrowings on the revolving credit facility.Financing activities in the three months ended March 31, 2011, included $68.0 million for the repayment of revolving debt, $1.9 million for the payment of financing costs, $1.1 million for the repayment of other mortgage debt and $0.8 million for the repurchase of 24,600 shares of Class A Common Stock, partially offset by $50.0 million of proceeds from the refinancing of the revolving credit facility.

Index

$125 Million Credit Facility

On February 18, 2011, ALC terminated its $120 million credit facility with General Electric Capital Corporation and other lenders (the “GE Credit Facility”) and entered into a five year, $125 million revolving credit facility with U.S. Bank National Associationas administrative agent, and certain other lenders (the “U. S. Bank Credit Facility”).  ALC’s obligations under the U.S. Bank Credit Facility are guaranteed by three ALC subsidiaries that own 31 residences with a combined net book value of $66.1 million and are secured by mortgage liens against such residences and by a lien against substantially all of the assets of ALC and those subsidiaries.  Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate plus a margin or LIBOR plus a margin that varies according to a pricing grid based on a consolidated leverage test.  The initial margins on base rate and LIBOR loans were 1.75% and 2.75%, respectively.  From May 7, 2011 through March 31, 2012, the margins on base rate and LIBOR loans were reduced to 1.5% and 2.5%, respectively.  ALC is required to pay a quarterly commitment fee of .375% per annum on the unused portion of the facility.

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

ALC is subject to certain restrictions and financial covenants under the facility including maintenance of less than a maximum consolidated leverage ratio and greater than a minimum consolidated fixed charge coverage ratio, and restrictions on payments for capital expenditures, expansions and acquisitions. Payments for dividends and stock repurchases may be restricted if ALC fails to maintain consolidated leverage ratio levels specified in the facility.  In addition, upon the occurrence of certain transactions, including but not limited to property loss events, ALC may be required to make mandatory prepayments. ALC is also subject to other customary covenants and conditions.  Outstanding borrowings under the facility at March 31, 2012, were $7.9 million.  In addition, the facility provided collateral for $6.1 million in outstanding letters of credit.  At March 31, 2012, ALC was in compliance with all applicable covenants and available borrowings under the facility were $111 million.

As more fully discussed in note 10 to the financial statements, ALC’s ability to borrow additional funds may be limited should the matters discussed therein be deemed to be reasonably likely to have a material adverse effect on ALC or trigger a requirement for ALC to obtain a consent or waiver from U.S. Bank.

Debt Instruments

There were no material changes in our debt obligations from December 31, 2011, to March 31, 2012, and, ALC was in compliance with all financial covenants in its debt agreements.

Principal Repayment Schedule

There were no material changes in our monthly debt service payments from December 31, 2011, to March 31, 2012.

Letters of Credit

As of March 31, 2012, ALC had $6.1 million in outstanding letters of credit, all of which are collateralized by the $125 million revolving credit facility.  Approximately $5.6 million of the letters of credit provide security for worker’s compensation insurance and the remaining $0.5 million of letters of credit are security for landlords of leased properties.  The letters of credit have maturity dates ranging from October 2012 to March 2013.

As of December 31, 2011, ALC had $5.6 million in outstanding letters of credit, all of which were collateralized by the $125 million revolving credit facility.  Approximately $5.1 million of the letters of credit provide security for worker’s compensation insurance and the remaining $0.5 million of letters of credit are security for landlords of leased properties.  The letters of credit have maturity dates ranging from March 2012 to December 2012.

Index

Restricted Cash

As of December 31, 2011, restricted cash consisted of $0.4 million of cash deposits as security for Oregon Trust Deed Notes and $1.6 million of cash deposits as security for HUD Insured Mortgages.

Off Balance Sheet Arrangements

ALC has no off balance sheet arrangements.

Cash Management

As of March 31, 2012, we held unrestricted cash and cash equivalents of $2.7 million.  We forecast cash flows on a regular monthly basis to determine the investment periods, if any, of certificates of deposit and we monitor daily incoming and outgoing expenditures to ensure available cash is invested on a daily basis when warranted.  As of March 31, 2012, approximately $2.4 million of our cash balances were held by Pearson to provide for potential insurance claims.

Future Liquidity and Capital Resources

At the present time and under the present circumstances, we believe our current and forecasted levels of cash flows, availability under our $125 million credit facility which matures in February 2016, and other available sources of capital, including possible refinancing of existing loans and availability of additional loans on unencumbered properties, will be sufficient to fund operations, expansions, acquisitions, stock repurchases, anticipated capital expenditures, dividends,  required payments of principal and interest on our debt and if applicable the accelerated rent payments described below for the next twelve months and on a longer term basis for the foreseeable future.

As previously disclosed, on April 26, 2012, Ventas Realty, Limited Partnership (“Ventas”), the landlord for eight assisted living facilities operated by the Company, instituted a lawsuit against the Company seeking a declaratory judgment that the Company has breached its obligations under the lease with Ventas and forfeited its right to possession of the leased premises. The complaint, captioned Ventas Realty, Limited Partnership v. ALC CVMA, LLC, et al., 12-cv-03107, was filed in United States District Court for the Northern District of Illinois and alleges that the Company’s receipt of notices of intent to revoke permits from state regulators with respect to its licenses to operate three assisted living facilities in Georgia and Alabama subject to the lease constitutes a violation of the lease. On May 4, 2012, Ventas filed papers with the court seeking the emergency appointment of a receiver to operate the facilities covered by the lease. The application for appointment of a receiver was denied by the court on May 9, 2012.

On May 9, 2012, the Company received a letter from Ventas, which included assertions that, in violation of the lease, the Company attempted to voluntarily terminate a license to operate an assisted living facility in Alabama, received notices of intent to revoke permits from state regulators with respect to its licenses to operate three assisted living facilities in Georgia and Alabama, and submitted fraudulent information by treating units leased to employees as bona fide rentals by third parties and, therefore, may not have been in compliance with the minimum occupancy covenant and coverage ratio covenants. In addition, the letter alleges that the Company failed to provide required notices, including with respect to fires at an assisted living facility in Florida subject to the lease, failed to comply with requirements with respect to repair work including prior notice before commencing work and failed to provide information previously requested by Ventas. Furthermore, the letter asserts that these alleged actions constitute events of default under the lease.

On May 10, 2012, Ventas filed a motion with the court to amend its original complaint to expand the factual allegations to include the allegations referenced in the May 9th letter relating to the Company’s proposed voluntary termination of a license to operate an assisted living facility in Alabama subject to the lease and to the Company’s failure to notify and obtain approvals from Ventas in relation to two fires at an assisted living facility in Florida subject to the lease; to withdraw its claims for declaratory relief; and to assert instead claims for breach of contract against the eight subsidiaries that are the tenants under the lease and a claim against the Company for breach of the Guaranty of Lease it executed with respect to the Ventas lease on or about January 1, 2008. The amended complaint also seeks to expand the requested relief to include termination of the lease and monetary damages including accelerated payment of all rental obligations thereunder, and monetary damages for breach of the Guaranty.

If Ventas is successful in pursuing its claims, Ventas could invoke the remedies available to it under the lease, which could include the acceleration of rent payments and the loss of the Company's ability to continue to operate the eight properties under the lease. Assuming the Company is able to realize tax benefits from the payments, at its current tax rate of 37.0%, the Company estimates, calculated as of March 31, 2012, that the accelerated rent payments would reduce future net income by approximately $10.2 million. This amount may be reduced in certain jurisdictions by future rent payments to Ventas from leasing the properties to others. In addition to the cash payment discussed above, if the Company were to lose the ability to operate these eight properties, it estimates, calculated as of March 31, 2012, that it would record certain non-cash charges to its future net income in the amount of $6.9 million assuming it is able to realize tax benefits from such charges at its current tax rate of 37.0%. These charges to net income consist of the write-off of $5.5 million of operating lease intangibles, $1.6 million of property and equipment remaining with the property and $0.3 million of other current assets, partially offset by $0.5 million of a deferred rent liability. The Company is not able to provide assurance that the tax benefits resulting from any such payments and write-offs would be realized. The eight properties under the Ventas lease had revenue and an operating loss of $3.2 million and $(0.4) million, respectively, for the first quarter of 2012 and $13.3 million and $(1.7) million, respectively, for the year ended December 31, 2011.

Index

In addition, the Company is party to a lease with MLD Delaware Trust (“MLD”) under which the Company operates four properties containing a total of 156 units. The Company believes that Ventas, Inc., the general partner of Ventas, or an affiliate of Ventas, Inc., acquired this lease as part of a July 1, 2011 merger with Nationwide Health Properties, Inc. The MLD lease provides that a material default by the Company, or its affiliates, under any other agreement between the Company, or its affiliates, and MLD, or its affiliates, other than the MLD lease, which is not cured within the applicable cure period, if any, would be considered an event of default. Therefore, if the events referred to above were found to be a material default under the Ventas lease, MLD may assert that it has the ability to terminate the MLD lease, dispossess the Company from the premises, and accelerate all rent and obligations under the MLD lease. Assuming the Company is able to realize tax benefits from the payments at its current tax rate of 37.0%, the Company estimates, calculated as of March 31, 2012, that the accelerated rent payments would reduce future net income by approximately $3.5 million. This amount may be reduced in certain jurisdictions by future rent payments to Ventas from leasing the properties to others. In addition to the cash payment discussed above, if the Company were to lose the ability to operate these four properties, it estimates, calculated as of March 31, 2012, that it would record certain non-cash charges to its future net income in the amount of $0.8 million assuming it is able to realize tax benefits from such charges at its current tax rate of 37.0%. These charges to net income consist of the write-off of $0.7 million of property and equipment and $0.1 million of other current assets. The Company is not able to provide assurance that the tax benefits resulting from any such payments and write-offs would be realized. The four properties under the MLD lease had revenue and operating income of $1.4 million and $0.4 million, respectively, for the first quarter of 2012 and $5.0 million and $1.2 million, respectively, in the year ended December 31, 2011.

Because the resolution of these matters is unknown, the Company has not included the impact of any payments or write-offs related to Ventas’s potential remedies under these leases in the Company’s operating results reflected in this Quarterly Report on Form 10-Q for the period ended March 31, 2012.

In addition, under the terms of the Company's $125 million revolving credit facility with U.S. Bank National Association, as administrative agent, and certain other lenders, the Company’s ability to borrow additional funds may be limited if the matters discussed above were deemed to be reasonably likely to have a material adverse effect on the Company or trigger a requirement for the Company to obtain a consent or waiver from U.S. Bank.

While the Company is in discussions with Ventas to resolve these issues, no assurance can be given that such discussions will result in an agreement and, if so, the terms of any such agreement.

Share Repurchase

No shares of our Class A Common Stock were repurchasedduring the quarter ended March 31, 2012.At March 31, 2012, $15 million remained available under our repurchase program.

Dividends

On March 7, 2012, the Board of Directors declared a $0.10 per share cash dividend on the outstanding Class A and Class B common stock payable to stockholders of record on March 19, 2012.  The aggregate dividend was $2.3 million and was paid on March 30, 2012.The declaration and payment of future dividends will be at the discretion of our Board of Directors and will depend on a number of factors including our financial condition, operating results, current and anticipated cash needs, plans for expansion, contractual restrictions with respect to the payment of dividends and other factors deemed relevant by the Board of Directors.

Accrual for Self-Insured Liabilities

At March 31, 2012, we had an accrued liability for settlement of self-insured liabilities of $2.2 million in respect of general and professional liability claims. Claim payments were $0.1 million for each of the three month periods ended March 31, 2012 and 2011.The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported. We estimate that $0.5 million of the total $2.2 million liability will be paid in the next twelve months. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. Provisions for general and professional liability insurance are determined using annual independent actuarial valuations.  We believe we have provided sufficient provisions for general and professional liability claims as of March 31, 2012.

Index

At March 31, 2012, we had an accrual for workers’ compensation claims of $3.1 million.  Claim payments for the three months ended March 31, 2012 and 2011 were $0.3 million and $0.5 million, respectively.  The timing of payments is not directly within our control, and, therefore, estimates are subject to change. Provisions for workers compensation insurance are determined using annual independent actuarial valuations.  We believe we have provided sufficient provisions for workers’ compensation claims as of March 31, 2012.

At March 31, 2012, we had an accrual for medical insurance claims of $0.8 million. The accrual is an estimate based on the historical claims per participant incurred over the historical lag time between date of service and payment by our third party administrator. The timing of payments is not directly within our control, and, therefore, estimates are subject to change. We believe we have provided sufficient provisions for medical insurance claims as of March 31, 2012.

Unfunded Deferred Compensation Plan

At March 31, 2012, we had an accrual of $3.1 million for our unfunded deferred compensation plan.  We implemented an unfunded deferred compensation plan in 2005 which is offered to company employees who are defined as highly compensated by the Internal Revenue Code.  Participants may defer up to 10% of their base salary.

Contractual Obligations

At March 31, 2012, there were no material changes in our contractual obligations outside of the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in conformity with GAAP. For a full discussion of our accounting policies as required by GAAP, refer to our Annual Report on Form 10-K for the year ended December 31, 2011. We consider certain accounting policies to be critical to an understanding of our condensed consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Disclosures

At March 31, 2012, our long-term debt, including the current portion, consisted of fixed rate debt of $75.5 million, exclusive of a $0.1 million purchase accounting market value adjustment, and variable rate debt of $7.9million.  At December 31, 2011, our long-term debt, including the current portion, consisted of fixed rate debt of $76.1million, exclusive of a $0.1 million purchase accounting market value adjustment, and variable rate debt of $12.0 million.

Our earnings are affected by changes in interest rates on unhedged borrowings under our $125 million credit facility.  At March 31, 2012, we had $5.0 million of variable rate borrowings based on LIBOR plus a premium and $2.9 million based on prime plus a premium.  As of March 31, 2012, our variable rate was225 basis points in excess of LIBOR on LIBOR-based loans and 137.5 basis points in excess of prime on prime-based loans.  For every 1% change in LIBOR and prime, our interest expense will change by approximately $50,000 and $29,000, respectively, annually.  This analysis does not consider changes in the actual level of borrowings or repayments that may occur subsequent to March 31, 2012.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

Index

We enter into contracts for the purchase of electricity and natural gas for use in certain of our operations in order to reduce the variability of energy costs.  The deregulation of energy markets in selected areas of the country, the availability of products offered through energy brokers and providers, and our relatively stable demand for energy make it possible for us to enter longer term contracts to obtain more stable pricing.  It is ALC’s intent to enter into contracts solely for its own use.  Further, it is fully anticipated that ALC will make use of all of the energy contracted.  Expiration dates on our current energy contracts range from May 2012, to December 2013.  FASB guidance requires ALC to evaluate these contracts to determine whether the contracts are derivatives.  Certain contracts that meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales.  Normal purchases are contracts that provide for the purchase of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases and sales are documented and exempted from derivative accounting and reporting requirements.  ALC has evaluated these energy contracts and determined they meet the normal purchases and sales exception and therefore are exempted from derivative accounting and reporting requirements.

The downturn in the United States housing market in 2007 through 2009 triggered a constriction in the availability of credit that is expected to continue through2012.  This could impact our ability to borrow money or refinance existing obligations at acceptable rates of interest.  Lending standards for securitized financing have become tighter, making it more difficult to borrow.  However, we have experienced no significant barriers to obtaining credit and do not expect to in the near future.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “–Future Liquidity and Capital Resources.”

We do not speculate using derivative instruments and do not engage in derivative trading of any kind.

Quantitative Disclosures

There were no material changes in the principal or notional amounts and related weighted average interest rates by year of maturity for our fixed rate debt obligations since December 31, 2011.

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

Index

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

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

On April 26, 2012, a lawsuit captioned Ventas Realty, Limited Partnership v. ALC CVMA, LLC, et al. was filed by Ventas in the Northern District of Illinois.  The lawsuit seeks a declaration that the company is in default of the Ventas Lease and has materially breached the Ventas lease.  The complaint also seeks the appointment of a receiver to operate the eight facilities pursuant to the Ventas lease along with costs and fees and such other costs and further relief as the court deems just and proper.

Information regarding legal proceedings is included in the Notes to Unaudited Condensed Consolidated Financial Statements – Footnote 10. SUBSEQUENT EVENTS in this Form 10-Q under the caption "Other Events", and is incorporated by reference herein.

Item 1A.	RISK FACTORS.

There are no material changes to the disclosure regarding risk factors in our Annual Report onForm 10-Kfor the year ended December 31, 2011.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following summary of repurchases of Class A Common Stock during the first quarter of 2012 is provided in compliance with Item 703 of Regulation S-K.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2012 to January 31, 2012	—	—	—	$15,000,000
February 1, 2012 to February 29, 2012	—	—	—	$15,000,000
March 1, 2012 to March 31, 2012	—	—	—	$15,000,000
Total	—	—	—	$15,000,000
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

Index

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

Factors and uncertainties facing our industry and us include:

■unfavorable economic conditions, such as recessions, high unemployment levels, and declining housing and financial markets, could adversely affect the assisted living industry in general and cause us to lose revenue;

■events which adversely affect the ability of seniors to afford our monthly resident fees including sustained economic downturns, difficult housing markets and losses on investments designated for retirement could cause our occupancy rates, revenues and results of operations to decline;

■national, regional and local competition could cause us to lose market share and revenue;

■our ability to cultivate new or maintain existing relationships with physicians and others in the communities in which we operate who provide referrals for new residents could affect occupancy rates;

■changes in the numbers of our residents who are private pay residents may significantly affect our profitability;

■termination of our resident agreements and vacancies in the living spaces we lease could adversely affect our revenues, earnings and occupancy levels;

■increases in labor costs, as a result of a shortage of qualified personnel, regulatory requirements or otherwise, could substantially increase our operating costs;

■we may not be able to increase residents’ fees to cover energy, food and other costs which could reduce operating margins;

■markets where overbuilding exists and future overbuilding in other markets where we operate our residences may adversely affect our operations;

■personal injury claims, if successfully made against us, could materially and adversely affect our financial condition and results of operations;

■failure to comply with laws and government regulation could lead to fines, penalties or operating restrictions;

■compliance with new laws or regulations may require us to change our operations and make unanticipated expenditures which could increase our costs and adversely affect our earnings and financial condition;

■audits and investigations under our contracts with federal and state government agencies could have adverse findings that may negatively impact our business;

■failure to comply with environmental laws, including laws regarding the management of infectious medical waste, could materially and adversely affect our financial condition and results of operations;

Index

■failure to comply with laws governing the transmission and privacy of health information could materially and adversely affect our financial condition and results of operations;

■efforts to regulate the construction or expansion of healthcare providers could impair our ability to expand through construction of new residences or additions to existing residences;

■we may make acquisitions that could subject us to a number of operating risks; and

■costs associated with capital improvements could adversely affect our profitability.

Factors and uncertainties related to our indebtedness and lease arrangements include:

■loan and lease covenants could restrict our operations and any default could result in the acceleration of indebtedness or cross-defaults, any of which would negatively impact our liquidity and our ability to grow our business and revenues;

■if we do not comply with the requirements in leases or debt agreements pertaining to revenue bonds, we would be subject to lost revenues and financial penalties;

■restrictions in our indebtedness and long-term leases could adversely affect our liquidity, our ability to operate our business, and our ability to execute our growth strategy; and

■increases in interest rates could significantly increase the costs of our unhedged debt and lease obligations, which could adversely affect our liquidity and earnings.

Additional risk factors are discussed under the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission and available through the Investor Relations section of our website, www.alcco.com.

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

John Buono
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: May 15, 2012

S- 1

Index

ASSISTED LIVING CONCEPTS, INC.

EXHIBIT INDEX TO MARCH 31, 2012 QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
10.1
Form of 2012 Cash Incentive Compensation Award Agreement (incorporated by reference to Exhibit 10.1 to Current Report of Assisted Living Concepts, Inc. on form 8-K, filed on March 21, 2012, File No. 001-13498)

10.2
Form of 2012 Tandem Stock Option/Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.3 to Current Report of Assisted Living Concepts, Inc. on Form 8-K, filed on March 21, 2012, File No. 001-13498)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

(1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

EI-1