Form 10-Q
period 2012-06-30
ASSISTED LIVING CONCEPTS INC
filed 2012-08-08
CIK 929994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 1, 2012, the Company had 20,071,195 shares of its Class A Common Stock, $0.01 par value per share, outstanding and 2,899,682 shares of its Class B Common Stock, $0.01 par value per share, outstanding.

Index

Part I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2012	2011
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$3,493	$2,652
Cash and escrow deposits – restricted	2,332	3,150
Investments	1,848	1,840
Accounts receivable, less allowances of $3,817 and $2,903 respectively	4,542	4,609
Prepaid expenses, supplies and other receivables	4,538	3,387
Income tax receivable	10,974	606
Deferred income taxes	4,109	4,027
Total current assets	31,836	20,271
Property and equipment, net	491,315	430,733
Intangible assets, net	33	9,028
Restricted cash	1,993	1,996
Other assets	2,148	2,025
Total Assets	$527,325	$464,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,272	$7,086
Accrued liabilities	18,349	17,877
Deferred revenue	7,023	8,004
Current maturities of long-term debt	2,629	2,538
Current portion of self-insured liabilities	500	500
Total current liabilities	34,773	36,005
Accrual for self-insured liabilities	1,483	1,557
Long-term debt	180,564	85,703
Deferred income taxes	18,871	23,961
Other long-term liabilities	7,637	9,107
Commitments and contingencies
Total Liabilities	243,328	156,333
Preferred Stock, par value $0.01 per share, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 160,000,000 shares authorized at June 30, 2012 and December 31, 2011; 25,002,570 and 24,980,958 shares issued and 20,070,698 and 20,049,086 shares outstanding, respectively	250	250
Class B Common Stock, $0.01 par value, 30,000,000 shares authorized at June 30, 2012 and December 31, 2011; 2,899,682 and 2,919,790 shares issued and outstanding, respectively	29	29
Additional paid-in capital	317,054	316,694
Accumulated other comprehensive income	127	156
Retained earnings	43,382	67,436
Treasury stock at cost, 4,931,872 and 4,931,872 shares, respectively	(76,845)	(76,845)
Total Stockholders’ Equity	283,997	307,720
Total Liabilities and Stockholders’ Equity	$527,325	$464,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ASSISTED LIVING CONCEPTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$56,863	$58,627	$115,841	$117,036
Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	35,282	33,530	69,551	68,599
General and administrative	5,007	3,741	8,857	7,630
Residence lease expense	3,306	4,427	7,849	8,795
Lease termination and settlement	37,155	—	37,155	—
Depreciation and amortization	5,793	5,712	11,562	11,453
Impairment of intangibles	8,650	—	8,650	—
Transaction costs	1,046	—	1,046	—
Total operating expenses	96,239	47,410	144,670	96,477
(Loss)/income from operations	(39,376)	11,217	(28,829)	20,559
Other (expense) income:
Interest expense:
Debt	(1,750)	(2,106)	(3,339)	(4,188)
Change in fair value of derivatives and amortization	—	29	—	(258)
Write-off of deferred financing costs	—	—	—	(279)
Interest income	3	4	5	6
Gain on sale of securities	—	854	—	910
(Loss)/income before income taxes	(41,123)	9,998	(32,163)	16,750
Income tax benefit/(expense)	16,014	(3,722)	12,703	(5,463)
Net (loss)/income	$(25,109)	$6,276	$(19,460)	$11,287
Weighted average common shares:
Basic	22,970	22,945	22,970	22,945
Diluted	22,970	23,266	22,970	23,273
Per share data:
Basic earnings per common share	$(1.09)	$0.27	$(0.85)	$0.49
Diluted earnings per common share	$(1.09)	$0.27	$(0.85)	$0.49

Dividends declared and paid per common share	$0.10	$0.10	$0.20	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net (loss)/income	$(25,109)	$6,276	$(19,460)	$11,287
Other comprehensive (loss)/income:
Unrealized gains on investment, net of tax expense of $28 and $73, respectively	85	(452)	29	(332)
Reclassification of net losses on swap derivatives to earnings, net of tax benefit of $109	—	142	—	469
Total comprehensive (loss)/income	$(25,024)	$5,966	$(19,431)	$11,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net (loss)/income	$(19,460)	$11,287
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	11,562	11,453
Impairment of operating lease intangible	8,650	—
Amortization of purchase accounting adjustments for leases	(206)	(272)
Provision for bad debts	914	500
Provision for self-insured liabilities	510	566
Loss/(gain) on disposal of fixed assets	425	(41)
Unrealized gain on investments	(22)	(910)
Equity-based compensation expense	360	673
Change in fair value of derivatives and amortization	—	258
Deferred income taxes	(5,149)	1,426
Changes in assets and liabilities:
Accounts receivable	(847)	(1,547)
Supplies, prepaid expenses and other receivables	(1,151)	(961)
Deposits in escrow	818	140
Accounts payable	(519)	(346)
Accrued liabilities	472	(2,712)
Deferred revenue	(981)	4,402
Payments of self-insured liabilities	(584)	(152)
Income taxes payable / receivable	(10,368)	706
Changes in other non-current assets	242	1,846
Other long-term liabilities	(1,238)	(88)
Cash (used in)/provided by operating activities	(16,572)	26,228
INVESTING ACTIVITIES:
Payment for securities	(113)	(101)
Proceeds on sales of securities	75	3,140
Payments for acquisition of 12 previously leased residences	(62,845)	—
Proceeds on sales of fixed assets	580	57
Payments for new construction projects	(1,293)	(516)
Payments for purchases of property and equipment	(8,961)	(6,446)
Cash used in investing activities	(72,557)	(3,866)
FINANCING ACTIVITIES:
Payments of financing costs	(362)	(1,903)
Purchase of treasury stock	—	(798)
Repayment of borrowings on revolving credit facility	(48,800)	(49,400)
Proceeds on borrowings from revolving credit facility	145,000	73,000
Repayment of GE credit facility	—	(50,000)
Repayment of mortgage debt	(1,274)	(1,709)
Issuance of Class A common stock for stock options	—	218
Payment of dividends	(4,594)	(2,301)
Cash provided by/(used in) financing activities	89,970	(32,893)
Increase/(decrease) in cash and cash equivalents	841	(10,531)
Cash and cash equivalents, beginning of year	2,652	13,364
Cash and cash equivalents, end of period	$3,493	$2,833

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$3,539	$3,575
Income tax payments, net of refunds	2,814	1,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Assisted Living Concepts, Inc. and its subsidiaries (“ALC” or the “Company”) operated 211 assisted and independent living residences in 20 states in the United States totaling 9,325 units as of June 30, 2012.  ALC’s residences average 40 to 60 units and offer a supportive, home-like setting.  Residents may receive assistance with activities of daily living either directly from ALC employees or indirectly through ALC’s wholly-owned health care subsidiaries.

ALC was formed as a Nevada corporation in 1994 and operated as an independent company until January 31, 2005, when it was acquired by Extendicare Health Services, Inc. (the “ALC Purchase”), a wholly-owned subsidiary of a predecessor of Extendicare Inc., (“Extendicare”).   ALC once again became an independent, publicly traded company listed on the New York Stock Exchange on November 10, 2006 (the “Separation Date”), when ALC Class A and Class B Common Stock was distributed by Extendicare to its stockholders (the “Separation”).

Effective May 20, 2011, ALC implemented a two-for-one stock split of its Class A and Class B Common Stock.  All share and per share data in this report have been adjusted to reflect this stock split.

ALC operates in a single business segment with all revenues generated from those properties located within the United States.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three and six month periods ended June 30, 2012 and 2011 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  All such adjustments except for the lease termination and settlement expense and the write-off of the operating lease intangible are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Operating results for interim periods are not necessarily indicative of results that may be expected for the entire year ending December 31, 2012.

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

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company periodically evaluates the adequacy of its allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds.  Allowances for uncollectibility are considered based upon the evaluation of the circumstances for each of these specific accounts.  In addition, the Company has developed internally-determined percentages for establishing an allowance for doubtful accounts, which are based upon historical collection trends based on the age of the receivables.  Accounts receivable that the Company specifically estimates to be uncollectible, based upon the above process, are fully reserved in the allowance for doubtful accounts until they are written off or collected.  The Company wrote off accounts receivable of $0.6 million and $0.5 million in the six month periods ended June 30, 2012 and 2011, respectively.  Bad debt expense was $1.5 million and $0.9 million for the six month periods ended June 30, 2012 and 2011, respectively.

(c) Investments

Investments in marketable securities are stated at fair value. Investments with no readily determinable fair value are carried at cost. Fair value is determined using quoted market prices at the end of the reporting period and, when appropriate, exchange rates at that date. Except as follows, all of ALC’s marketable securities are classified as available-for-sale.  ALC elects to account for its investments in the executive retirement plan by providing for unrealized gains and losses to be recorded in the statements of operations instead of through comprehensive income.  ALC records unrealized gains and losses from executive retirement plan investments in general and administrative expense; interest income and dividends from these investments are reported as a component of interest income.  The purpose for making this election was to mitigate volatility in ALC’s reported earnings as the change in market value of the investments will be offset by the recording of the related deferred compensation expense.

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

ALC regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. To determine whether a decline in value is other-than-temporary, ALC evaluates several factors, including the current economic environment, market conditions, operational and financial performance of the investee, and other specific factors relating to the business underlying the investment, including business outlook of the investee, future trends in the investee’s industry and ALC’s intent to carry the investment for a sufficient period of time for any recovery in fair value. If a decline in value is deemed as other-than-temporary, ALC records reductions in carrying values to estimated fair values, which are determined based on quoted market prices, if available, or on one or more of the valuation methods such as pricing models using historical and projected financial information, liquidation values, and values of other comparable public companies.  ALC did not record an other-than-temporary impairment of investments in the three and six month periods ended June 30, 2012 and 2011.

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

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012 and December 31, 2011, ALC had total gross unrecognized tax benefits of approximately $0.7 million.  Of the total gross unrecognized tax benefits, $0.1 million, if recognized, would reduce ALC’s effective tax rate in the period of recognition.  At June 30, 2012 and December 31, 2011, ALC had no accrued interest and penalties related to unrecognized tax benefits.

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

3.	PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation and amortization consisted of the following:

	June 30,	December 31,
	2012	2011
	(In thousands)
Land and land improvements	$38,575	$32,680
Buildings and improvements	540,979	478,596
Furniture and equipment	39,299	38,715
Leasehold improvements	9,959	11,009
Construction in progress	5,315	4,723
	634,127	565,723
Less accumulated depreciation and amortization	(142,812)	(134,990)
	$491,315	$430,733

On June 15, 2012, ALC completed the acquisition of 12 properties which it previously leased.  The initial fair market valuation resulted in an increase of $5.7 million to land and $57.1 million to buildings and improvements.  ALC also reclassified $3.1 million of unamortized leasehold improvements to land improvements, building and building improvements.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	INTANGIBLE ASSETS, NET

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of other intangible assets as of June 30, 2012, and December 31, 2011, respectively (in thousands):

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Resident relationships	$—	$—	$—	$3,169	$(3,167)	$2
Operating lease intangible and renewal options	—	—	—	11,665	(2,705)	8,960
Non-compete agreements	331	(298)	33	331	(265)	66
Total	$331	$(298)	$33	$15,165	$(6,137)	$9,028

Amortization expense related to definite-lived intangible assets for the three and six month periods ended June 30, 2012 and 2011 was $0.1 million and $0.3 million, and $0.3 million and $0.6 million, respectively.

The $8.7 million unamortized balance of the operating lease intangible was written off in the three month period ended June 30, 2012 in connection with the purchase of the underlying leased properties.

Future amortization expense for definite–lived intangible assets is estimated to be as follows (in thousands):

2012 (remaining 6 months)	$18
2013	15
2014	—
2015	—
2016	—
After 2016	—
$33

5.	ACQUISITION

On June 15, 2012, ALC signed and closed on an agreement (the “Purchase Agreement”) with Ventas Realty, Limited Partnership (“Ventas Realty”) and MLD Delaware Trust (“MLD”) to purchase 12 residences consisting of 696 units (the “Properties”) for a purchase price of $97 million plus $3 million for a litigation settlement fee plus Ventas’s expenses in connection with the litigation.  The Properties, five located in Georgia, four in South Carolina and one in each of Florida, Alabama and Pennsylvania were previously operated by ALC under (i) the Amended and Restated Master lease Agreement, dated as of January 1, 2008, between Ventas Realty and various ALC subsidiaries signatory thereto, and (ii) the Master Lease and Security Agreement, effective January 1, 2002, between MLD and ALC (together the “Master Leases”).  The transaction was funded with borrowings available under ALC’s $125 million revolving credit agreement.

As part of the Purchase Agreement, Ventas Realty and MLD have agreed to release all past, present and future claims with respect to the Master Leases, the Properties and the Guaranty of Lease dated as of January 1, 2008, made by ALC for the benefit of Ventas Realty,  as well as those set forth in the complaint and amended complaint filed in Ventas Realty, Limited Partnership v. ALC CVMA, LLC, et al., 12-cv-03107, in the United States District Court for the Northern District of Illinois. Additionally, pursuant to the Purchase Agreement, ALC is obligated to indemnify Ventas against losses from third party claims, arising on or prior to the six year anniversary of the Purchase Agreement, relating to the Master Leases or the Properties.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALC will no longer be obligated under the Master Leases which provided for cash rent payments of $6.4 million and $1.6 million for the year ended December 31, 2011 and the quarter ended March 31, 2012, respectively.

The following table summarizes the initial estimated fair values of the assets acquired at the acquisition date (no liabilities were assumed):

(In thousands)
Land	$5,745
Building and building improvements	57,100
Total	$62,845

ALC also reclassified $3.1 million of unamortized leasehold improvements to land improvements, building and building improvements.

ALC obtained third party appraisals to determine the fair value received.  Such appraisals are preliminary and subject to change.  In conjunction with the acquisition, ALC also recorded a $37.2 million lease termination and settlement fee, an $8.7 million write-off of an operating lease intangible, and $1.0 million of transaction costs.

6.	DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
	2012	2011
	(In thousands)
$125 million credit facility bearing interest at floating rates, due February 2016(1)	$108,200	$12,000
Mortgage note, bearing interest at 6.24%, due 2014	31,209	31,703
Mortgage note, bearing interest at 6.50%, due 2015	24,311	24,775
Mortgage note, bearing interest at 7.07%, due 2018	8,473	8,552
Oregon Trust Deed Notes, weighted average interest rate of 7.33%, maturing from 2021 through 2026	7,113	7,274
HUD Insured Mortgages, interest rates ranging from 5.66% to 5.85%, due 2032	3,887	3,937
Total debt	183,193	88,241
Less current maturities	(2,629)	(2,538)
Total long-term debt	$180,564	$85,703
(1) Borrowings under this facility bear interest at a floating rate at ALC’s option equal to LIBOR or prime plus a margin.  The margin is determined by ALC’s consolidated leverage ratio (as defined in the U.S. Bank Credit Facility) and ranges from 137.5 to 250 basis points over prime or 225 to 350 basis points over LIBOR.  From February 18, 2011 through May 6, 2011, ALC’s prime and LIBOR margins were 175 and 275 basis points, respectively.  On May 7, 2011, the prime and LIBOR margins were reduced to 150 and 250 basis points, respectively.  On June 15, 2012, the prime and LIBOR margins were increased to 200 and 300 basis points, respectively. At June 30, 2012, prime was 3.25% and one month LIBOR was 0.25%.

$125 Million Credit Facility

On February 18, 2011, ALC entered into a five year, $125 million revolving credit facility with U.S. Bank National Association as administrative agent, and certain other lenders (the “U. S. Bank Credit Facility”).  ALC’s obligations under the U.S. Bank Credit Facility are guaranteed by three ALC subsidiaries that own 31 residences with a combined net book value of $66.4 million and are secured by mortgage liens against such residences and by a lien against substantially all of the assets of ALC and those subsidiaries.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 18, 2012, in anticipation of the purchase of the 12 previously leased properties, the revolving credit facility was amended.  Prior to the amendment, ALC was limited to $35,000,000 of consolidated growth capital expenditures per year.  The purchase of the 12 properties would have caused ALC to exceed this limitation.    The amendment allows the purchase, but otherwise limits ALC consolidated growth capital expenditures to $15,000,000 for the period from May 18, 2012 through December 31, 2012.  The annual limitation is restored to $35,000,000 for the year ended December 31, 2013 and each year thereafter.  ALC paid a fee of $0.4 million for the amendment which is being amortized over the remaining term of the revolving credit facility.

Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate plus a margin or LIBOR plus a margin that varies according to a pricing grid based on a consolidated leverage test.  Effective June 15, 2012 the margins on base rate and LIBOR loans were increased to 2.00% and 3.00%, respectively, and the quarterly commitment fee on the unused portion of the facility was increased to 0.5%.

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

Outstanding borrowings under the facility at June 30, 2012, and December 31, 2011 were $108.2 million and $12.0 million, respectively.  In addition, the facility provided collateral for $6.1 million and $5.6 million in outstanding letters of credit at June 30, 2012 and December 31, 2011, respectively.  At June 30, 2012 and December 31, 2011, ALC was in compliance with all applicable covenants and available borrowings under the facility were $10.7 million and $107.4 million, respectively. ALC incurred $1.9 million of initial closing costs and an additional $0.4 million on the 1st amendment which is being amortized over the remaining life of the U.S. Bank Credit Facility.

Mortgage Note due 2014

The mortgage note due in 2014 (the “6.24% 2014 Note”) has a fixed interest rate of 6.24% with a 25-year principal amortization and is secured by 24 assisted living residences with a carrying value of $56.5 million.  Monthly principal and interest payments amount to approximately $0.3 million.  A balloon payment of $29.6 million is due in January 2014.  The 6.24% 2014 Note was entered into by subsidiaries of ALC and is subject to a limited guaranty by ALC.

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

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amended and restated loan bears interest at a fixed rate of 6.5% per annum and is secured by a mortgage and assignment of leases with respect to two senior living residences in Iowa, three in Indiana and one in Wisconsin consisting of a combined total of 314 units with a carrying value of $19.8 million.  The original $14.0 million portion of the loan is amortized over a twenty year period from June 12, 2009 and the additional $12.25 million portion of the loan is amortized over a fifteen year period from September 30, 2010.  Prepayment of the loan in excess of 10% of the principal balance in any anniversary year will require a prepayment fee of 3% in the first or second year, 2% in the third or fourth year, and 1% thereafter.  Performance and payment of obligations under the loan agreement and related note are guaranteed by ALC pursuant to the terms of a guaranty agreement.  ALC incurred $0.4 million of closing costs which are being amortized over the five year life of the loan.

In addition to customary representations, covenants and default provisions, the loan requires that the senior living residences securing the loan maintain minimum annual levels of EBITDA (earnings before interest, taxes, depreciation and amortization) and rental income.  In addition, the loan requires that ALC maintain less than a maximum consolidated leverage ratio and greater than a minimum consolidated fixed charge coverage ratio.  As of June 30, 2012 and December 31, 2011, ALC was in compliance with all applicable financial covenants.

Mortgage Note due 2018

The mortgage note due in 2018 (“2018 Note”) has a fixed interest rate of 7.07%, an original principal amount of $9.0 million, and a 25-year principal amortization.  It is secured by a deed of trust, assignment of rents and security agreement and fixture filing on three assisted living residences in Texas with a carrying value of $10.4 million.  Monthly principal and interest payments amount to approximately $64,200.  The 2018 Note, which has a balloon payment of $7.2 million due in July 2018 and was entered into by a wholly-owned subsidiary of ALC, is subject to a limited guaranty by ALC.

Oregon Trust Deed Notes

The Oregon trust deed notes (“Oregon Trust Deed Notes”) are secured by buildings, land, furniture and fixtures of six Oregon assisted living residences with a combined carrying value of $9.6 million.  The notes are payable in monthly installments including interest at rates ranging from 0% to 9.00%.  The effective rate on the remaining term of the Oregon Trust Deed Notes is 7.39%.

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

Unfavorable Market Value of Debt Adjustment

ALC debt in existence at the date of the ALC Purchase was evaluated and determined, based upon prevailing market interest rates, to be undervalued. The unfavorable market value adjustment upon acquisition was $3.2 million. The market value adjustment is amortized on an effective interest basis, as an offset to interest expense, over the term of the debt agreements. Amortization of the unfavorable market value adjustment was $13,120 and $11,000 for the three month periods ended June 30, 2012 and 2011, and $26,124 and $40,000 for the six month periods ended June 30, 2012 and 2011, respectively.  In the first quarter of 2011, ALC repaid a $0.5 million mortgage which resulted in the write-off of a $62,000 unfavorable market value debt adjustment.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Letters of credit

As of June 30, 2012, ALC had $6.1 million in outstanding letters of credit, all of which are collateralized under the $125 million revolving credit facility. Approximately $5.8 million of the letters of credit provide security for worker’s compensation insurance and the remaining $0.3 million of letters of credit are security for landlords of leased properties.  The letters of credit have maturity dates ranging from October 2012 to March 2013.

As of December 31, 2011, ALC had $5.6 million in outstanding letters of credit, the majority of which are collateralized under the $125 million revolving credit facility.  Approximately $5.1 million of the letters of credit provide security for worker’s compensation insurance and the remaining $0.5 million of letters of credit are security for landlords of leased property.

7.	LONG-TERM EQUITY-BASED COMPENSATION PROGRAM

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

On March 2, 2011, the Committee approved the 2011 Long-Term Equity-Based Compensation Program and granted awards of Options/SARs to certain key employees (including executive officers).  The aggregate maximum number of Options/SARs granted to all participants was 170,500 and the exercise price is $18.69 per share.  The Options/SARs have both time vesting and performance vesting features.  One-fifth (1/5) of each grant becomes exercisable in one-third increments on the first, second and third anniversaries of the approval date.  On March 7, 2012, the Committee determined that all of the grants vested and became exercisable in one-third increments beginning March 3, 2012.

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

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of Options/SARs activity for the six month periods ended June 30, 2012 and 2011 is presented below:

	2012		2011
	# Options/ SARs	Weighted Average Exercise Price	# Options / SARs	Weighted Average Exercise Price
Outstanding at beginning of period	564,666	$14.91	531,168	$13.06
Granted	198,000	$17.01	240,500	$18.34
Exercised	—	—	(26,334)	—
Expired	—	—	(122,500)	$15.86
Forfeited	(121,000)	$16.16	(31,996)	$13.76
Outstanding at end of period	641,666	$15.33	590,838	$14.80
Options exercisable at June 30	321,020	$13.24	199,704	$12.15
Weighted average fair value of options	$7.55		$7.72
Aggregate intrinsic value of all options	$0.0 million		$1.2 million
Weighted average contractual term	3.2 years		3.7 years

The following table summarizes nonvested options outstanding and the related weighted average grant date fair value at June 30, 2012:

	# Options/ SARs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	377,648	$8.56
Granted	198,000	$7.08
Vested	(176,337)	$7.69
Expired or cancelled	—	—
Forfeited	(78,665)	$8.17
Nonvested at June 30, 2012	320,646	$8.22

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

	March 15,	May 2,	March 2,	May 3 ,	Mar 3,
	2012	2011	2011	2010	2010
Expected life from grant date (in years)	5	5	5	5	5
Risk-free interest rate	1.11%	1.88%	2.21%	2.13%	2.33%
Volatility	55.52%	57.68%	58.63%	62.6%	63.7%
Dividend yield	2.4%	—	—	—	—
Weighted average fair value (per share)	$7.08	$8.87	$9.69	$8.99	$8.74

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Compensation expense is recognized based on the fair value of the options granted and the probability of meeting the performance targets and is allocated over the vesting period of the award.  Compensation expense related to the Options/SARs for the three month periods ended June 30, 2012 and 2011 was $8,000 and $393,050, respectively.  Compensation expense related to the Options/SARs for the six month periods ended June 30, 2012 and 2011 was $359,445 and $672,870, respectively.  Unrecognized compensation cost at June 30, 2012 and 2011 is approximately $2.3 million and $2.9 million, respectively, and the weighted average period over which it is expected to be recognized is three years.

8.	LOSS/EARNINGS PER SHARE

ALC computes earnings per share under two different methods, basic and diluted, and presents per share data for all periods in which statements of income are presented.  Basic net loss/earnings per share are computed by dividing net loss/income by the weighted average number of shares of common stock outstanding.  Diluted net loss/earnings per share are computed by dividing net loss/income by the weighted average number of common stock and common stock equivalents outstanding.  Common stock equivalents consist of incremental shares available upon conversion of Class B common shares which are convertible into Class A common shares at a rate of 1.075 Class A common shares per Class B common share.

For the three and six month periods ended June 30, 2012 and 2011, 279,260 and 284,201, respectively, of potentially issuable common shares were anti-dilutive and therefore not included in the quarterly or year- to-date computations of diluted weighted average shares and diluted earnings per share.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and six month periods ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Basic earnings per share calculation :
Net (loss)/income to common stockholders	$(25,109)	$6,276	$(19,460)	$11,287

Weighted average number of common shares outstanding	22,970	22,945	22,970	22,945

Basic net (loss)/income per share	$(1.09)	$0.27	$(0.85)	$0.49

Diluted earnings per share calculation :
Net (loss)/income to common stockholders	$(25,109)	$6,276	$(19,460)	$11,287

Weighted average number of common shares outstanding	22,970	22,945	22,970	22,945
Assumed conversion of Class B shares	—	220	—	221
Effect of dilutive stock options	—	101	—	107
Diluted weighted average number of common shares outstanding	22,970	23,266	22,970	23,273

Diluted net (loss)/income per share	$(1.09)	$0.27	$(0.85)	$0.49

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	SHARE REPURCHASE

On May 2, 2011, the Board of Directors authorized the repurchase of up to $15 million of shares of ALC’s outstanding Class A Common Stock.  The plan is not subject to an annual expiration date and will only expire upon completion of stock repurchases totaling $15 million or by action of the Board.  Shares may be repurchased in the open market or in privately negotiated transactions from time to time in accordance with appropriate Securities and Exchange Commission guidelines and regulations and subject to market conditions, applicable legal requirements, and other factors.  In 2012, ALC has not repurchased any shares of its Class A Common Stock.

At June 30, 2012, $15 million remained available under the repurchase program.  Treasury stock is accounted for using the cost method.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about ALC’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by ALC to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2012
Assets
Equity investments	$1,070	$—	$—	$1,070

December 31, 2011
Assets
Equity investments	$1,028	$—	$—	$1,028

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

No derivative financial instruments were outstanding at December 31, 2011 or June 30, 2012.

11.	SUBSEQUENT EVENTS

On August 1, 2012, ALC entered into waiver and amendment No. 2 to the U.S. Bank Credit Facility which provided for the definition of Consolidated EBITDA (as defined in the US Bank Credit Facility) to be amended to i) allow the addition of the lease termination and settlement fee to net income to arrive at Consolidated EBITDA and ii) require ALC to remove from the collateral pool any residence with an occupancy percentage of less than 62% for two consecutive months and replace it with a residence with an occupancy greater than 62% and iii) require 70% of the aggregate value of the collateral pool to exceed the Borrowing base.

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

Executive Overview

In the second quarter of 2012, we began a review of our operations which included identifying and evaluating operational issues affecting the delivery of care and services to our residents.  Based upon our review, we believe that certain failures to meet ALC’s established performance standards have contributed to ALC’s inability to increase private pay occupancy as rapidly as desired.  In the second quarter of 2012, we initiated a number of measures to enhance the performance of our resident services to restore in all affected facilities the level of quality care and service expected by our residents, their families, the regulators, the board of directors and the stakeholders of the Company and to re-establish our reputation with regulators, our stakeholders and the communities in which our facilities are located.  In addition to naming Dr. Charles Roadman, MD as Interim President and Chief Executive Officer, we also:

●	Formed a Quality Review Committee of the Board of Directors
o	Engaged an independent consultant to review the quality of our resident services performance
o	Expect to perform on-going independent quality reviews of residences

●	Enhanced clinical procedures and quality performance standards
o	Hired a senior vice president of quality services and risk management
o	Added approximately 800 employees to enhance quality and clinical procedures
o	Implemented a satisfaction survey process to monitor progress

●	Revised staffing patterns to enhance the residents’ experience and provide quality outcomes

●	Met with state regulators to resolve issues in high priority states

While we believe these measures will have an immediate negative impact on our operating income we believe they are necessary to accomplish our longer term goals of improving occupancy and profitability.  We continue to believe that poor economic conditions continue to hinder our ability to attract and retain private pay residents.

On a continuing residence basis, average private pay occupancy in the quarter ended June 30, 2012 decreased by 144 units as compared to the quarter ended June 30, 2011 while overall average daily revenue per occupied unit increased by 1.0%.  Private pay and overall revenues for the quarter ended June 30, 2012 decreased by $1.8 million from the quarter ended June 30, 2011.  We believe our success in attracting and maintaining private pay residents in the second quarter of 2012 was, and may continue to be, affected by the current poor general economic conditions and, as a result, promotional discounts may continue to be necessary to attract and retain private pay residents. Continuing poor general economic conditions, especially those related to high unemployment levels and poor housing markets, affect private pay occupancy and rates because:

■	family members are more willing and able to provide care at home;

■	residents have insufficient investment income or are unable to obtain necessary funds from the sale of their homes or other investments; and

■	independent living facilities are accepting traditional assisted living residents with home care services.

Index

The impact of these factors is referred to in this report as the “Recession Impact”.  In the event general economic conditions fail to improve or get worse, we believe there can be negative pressure on our private pay occupancy and rates.

Average occupancy as a percentage of total available units for all continuing residences in the quarters ended June 30, 2012 and 2011 was 60.5% and 62.1%, respectively.

From time to time, we may increase or reduce the number of units we actively operate, which may affect reported occupancy and occupancy percentages.

On June 15, 2012, in connection with the settlement of litigation filed in April 2012 by Ventas, we signed and closed on an agreement with Ventas Realty, Limited Partnership (“Ventas Realty”) and MLD Delaware Trust (“MLD”) to purchase 12 residences consisting of 696 units for a purchase price of $97 million plus $3 million for a litigation settlement fee plus Ventas’s expenses in connection with the litigation. The residences, five located in Georgia, four in South Carolina and one in each of Florida, Alabama and Pennsylvania were previously operated by us under a master lease agreements with Ventas Realty and MLD.  The transaction was funded with borrowings available under our $125 million revolving credit agreement.  Subsequent to this acquisition, we now own 82% of our residences.

In the first quarter of 2012 we closed one property consisting of 56 units in Washington and in the second quarter of 2012, we closed an additional property consisting of 39 units in Idaho.  Both were closed due to regulatory issues.  We have several other residences with various degrees of regulatory issues.  The outcomes of these issues cannot be determined at this time.

Business Strategies

We plan to grow our revenue and operating income by:

■	increasing our private pay occupancy;

■	applying efficiencies achievable from operating a large number of senior living residences; and

■	increasing the attractiveness and operating results of our portfolio by refurbishing and repositioning residences

■	adding or reducing the number of units available in our portfolio by acquiring, expanding upon or divesting assets

Increasing our private pay occupancy

We continue to focus on increasing the number of residents in our communities by filling existing vacancies with private pay residents.  As discussed above, in the second quarter of 2012 we initiated programs to enhance the performance of our quality standards to improve customer satisfaction and restore our performance to meet quality standards to attract and retain residents.  We use a focused sales and marketing effort designed to increase demand for our services among private pay residents and to establish ALC as the provider of choice for residents who value wellness and quality of care.

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

Index

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

On January 1, 2011 we closed two properties consisting of 39 units in Washington and 35 units in Idaho.  In the second quarter of 2011, we closed one property consisting of 23 units in Wisconsin and reopened two properties consisting of 33 units in Oregon and 39 units in Washington.  In the fourth quarter of 2011 we closed one property consisting of 60 units in Minnesota.  In the first quarter of 2012 we closed one property consisting of 56 units in Washington and in the second quarter of 2012, we closed an additional property consisting of 39 units in Idaho.  We believe the temporarily closed residences are located in markets with strong growth potential but require some updating and repositioning in the market.  Once underway, refurbishments are expected to take three to six months to complete.  Following refurbishment, we expect these projects will take approximately twelve additional months to stabilize occupancy.  We spent approximately $200,000 to $400,000 on each of our reopened refurbishment projects and expect the cost of other refurbishments to be in that range.  We own 82% of our residences which provides us with significant flexibility.

Adding to or reducing the number of units available in our portfolio by acquiring, expanding upon or divesting assets

We intend to continue to grow our portfolio of residences by making selective acquisitions in markets with favorable private pay demographics.  Because of the size of our operations and the depth of our experience in the senior living industry, we believe we are able to effectively identify and maximize cost efficiencies and expand our portfolio by investing in attractive assets in our target markets.  Additional regional, divisional and corporate costs associated with our growth are anticipated to be proportionate to current operating levels.  Acquiring additional properties can require significant outlays of cash.  Our ability to make sizable future acquisitions may be limited by general economic conditions affecting credit markets and our ability to raise additional capital at acceptable terms.

On June 15, 2012, in connection with the settlement of litigation filed in April 2012 by Ventas, we signed and closed on an agreement with Ventas Realty, Limited Partnership (“Ventas Realty”) and MLD Delaware Trust (“MLD”) to purchase 12 residences consisting of 696 units for a purchase price of $97 million plus $3 million for a litigation settlement fee plus Ventas’s expenses in connection with the litigation. The residences, five located in Georgia, four in South Carolina and one in each of Florida, Alabama and Pennsylvania were previously operated by us under a master lease agreements with Ventas Realty and MLD.  The transaction was funded with borrowings available under our $125 million revolving credit agreement.

We expect to continue to evaluate our portfolio for assets that may not meet management’s long term expectations.  Assets that do not meet or are anticipated not to meet our performance expectations criteria may be closed or divested.

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

■ Consolidated Results of Operations: This section provides an analysis of our results of operations for the three and six month periods ended June 30, 2012 compared to the three and six month periods ended June 30, 2011.

■ Liquidity and Capital Resources: This section provides a discussion of our liquidity and capital resources as of June 30, 2012, and our expected future cash needs.

■ Critical Accounting Policies: This section discusses accounting policies which we consider to be critical to obtain an understanding of our consolidated financial statements because their application on the part of management requires significant judgment and reliance on estimations of matters that are inherently uncertain.

Index

In addition to our core business, ALC holds share investments in Omnicare, Inc., a publicly traded corporation in the United States, and MedX Health Corporation, a Canadian publicly traded corporation, and cash or other investments held by Pearson Indemnity Company Ltd. (“Pearson”), our wholly-owned consolidated Bermuda based captive insurance company formed primarily to provide self-insured general and professional liability coverage

Business Overview

Revenues

We generate substantially all of our revenue from private pay sources. Residents are charged an accommodation fee that is based on the type of accommodation they occupy and a service fee that is based upon their assessed level of care.  We generally offer studio, one-bedroom and two-bedroom accommodations. The accommodation fee is based on prevailing market rates of similar senior living accommodations. The service fee is based upon periodic assessments, which include input of the resident and the resident’s physician and family and establish the additional hours of care and service provided to the resident. We offer various levels of care for our residents who require less or more frequent and intensive care or supervision.  For both the three month periods ended June 30, 2012 and 2011, approximately 76%, of our private pay revenue was derived from accommodation fees with the balance derived from service fees. Both the accommodation and level of care service fees are charged on a per day basis, pursuant to residency agreements.

Residence Operations Expenses

For all continuing residences, as defined below, residence operations expense percentages consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Wage and benefit costs	60%	61%	59%	60%
Property related costs	22	23	23	24
Other operating costs	18	16	18	16
Total	100%	100%	100%	100%

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

Index

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

Adjusted EBITDA and Adjusted EBITDAR

Adjusted EBITDA is defined as net loss/income from continuing operations before income taxes, interest expense net of interest income, depreciation and amortization, non-cash equity based compensation expense, transaction costs and certain non-cash, gains and losses, including disposal of assets, impairment of goodwill and other long-lived assets, gains and losses on sales of securities, impairment of investments, impairment of intangibles and non-recurring lease termination and settlement fees.  Adjusted EBITDAR is defined as Adjusted EBITDA before rent expenses incurred for leased assisted living properties.  Adjusted EBITDA and Adjusted EBITDAR are not measures of performance under accounting principles generally accepted in the United States of America, or GAAP.  We use Adjusted EBITDA and Adjusted EBITDAR as key performance indicators and Adjusted EBITDA and Adjusted EBITDAR expressed as a percentage of total revenues as a measurement of margin.

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

In addition, when material, we assess key performance indicators for residences that we operate in all reported periods, or “same residence” operations. Same residence operations include those residences that have been available for occupancy for the entire reporting period. For the three month period ended June 30, 2012, residences which are not considered “same residence” include three residences that were temporarily closed subsequent to July 1, 2011, and two refurbished residences that reopened in the second quarter of 2011. For the six month period ended June 30, 2012, in addition to those residences not considered “same residence” for the three month period ended June 30, 2012, the property addition consisting of 20 units which opened February 1, 2011, was also not considered “same residence.” The number of units, occupancy or payer mix associated with these residences were not materially different from data included in all continuing residences; therefore, same residence information has been omitted from our discussion of key performance indicators.

Index

ADC

All Continuing Residences

The following table sets forth our average daily census (“ADC”) for the three and six month periods ended June 30, 2012 and 2011 for all of the continuing residences whose results are reflected in our condensed consolidated financial statements.

Average Daily Census

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Total ADC	5,365	5,587	5,423	5,589

During the second quarter of 2012, ADC decreased 4.0% from the second quarter of 2011. ADC decreased 2.6% due to the ending of certain rate concessions offered in 2011 and an increase in the market rates we charge as of January 1, 2012.  The remaining 1.4% was due to the planned reduction of residents paying through Medicaid.

Occupancy Percentage

Occupancy percentages are affected by the completion and opening of new residences and additions to existing residences as well as the temporary closure of residences. As total capacity increases from the addition of expansion units or a new residence, occupancy percentages are negatively impacted as the residence is filling the additional units.  After the completion of construction, we generally plan for additional units to take anywhere from one to one and a half years to reach optimum occupancy levels (defined by us as at least 90%). The temporary closure of residences generally has a positive impact on occupancy percentages.

Because of the impact that developmental units have on occupancy rates, when material, we split occupancy information between mature and developmental units.  In general, developmental units are defined as the additional units in a residence that has undergone an expansion or in a new residence that has opened.  New units identified as developmental are classified as such for a period of no longer than twelve months after completion of construction.  The 20 expansion units that opened subsequent to January 1, 2011 and the two refurbished residences that reopened in the second quarter of 2011 constitute the developmental units at June 30, 2012.  All units that are not developmental are considered mature units. The number of units, occupancy or payer mix associated with the residences considered to be developmental and not mature are immaterial; therefore, mature versus development information has been omitted from our discussion of key performance indicators.

All Continuing Residences

The following table sets forth our occupancy percentages for the three and six month periods ended June 30, 2012 and 2011 for all continuing residences whose results are reflected in our condensed consolidated financial statements:

Occupancy Percentage

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
All residences	60.5%	62.1%	60.8%	62.2%

Index

Occupancy percentages for all residences decreased from 62.7% and 62.9% in the three month and six month periods ended June 30, 2011, to 60.5% and 60.8% in the corresponding periods of 2012. The declines in our occupancy percentages for the three and six months ended June 30, 2012 were primarily due to the ending of certain rate concessions offered in 2011 and an increase in the market rates we charge as of January 1, 2012.

Average Revenue Rate

All Continuing Residences

The following table sets forth our average daily revenue rates for the three and six month periods ended June 30, 2012 and 2011 for all continuing residences whose results are reflected in our condensed consolidated financial statements.

Average Daily Revenue Rate

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Average daily revenue rate	$116.47	$115.31	$117.36	$115.70

The average daily revenue rate increased by 1.0% and 1.4% for the three and six month periods ended June 30, 2012 compared to the comparable period in 2011.  The average daily revenue rate increased primarily as a result of annual rate increases for both room and board and services.

Number of Residences Under Operation

The following table sets forth the number of residences under operation as of June 30:

	2012	2011
Owned(1)	173	161
Under operating leases	38	50
Total under operation	211	211

Percent of residences:
Owned	82.0%	76.3%
Under operating leases	18.0	23.7
	100.0%	100.0%
(1) Includes ten residences temporarily closed for refurbishment in 2012 and ten residences temporarily closed for refurbishment in 2011

Index

ADJUSTED EBITDA and ADJUSTED EBITDAR

The following table sets forth a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDAR for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Net (loss)/income	$(25,109)	$6,276	$(19,460)	$11,287
Add: Benefit provision for income taxes	(16,014)	3,722	(12,703)	5,463
(Loss)/income from operations before income taxes	(41,123)	9,998	(32,163)	$16,750
Add:
Depreciation and amortization	5,793	5,712	11,562	11,453
Write-off of operating lease intangible, lease termination fee and litigation settlement	45,805	—	45,805	—
Interest expense, net	1,747	2,073	3,334	4,719
Non-cash equity based compensation	7	393	359	673
(Gain)/loss on disposal of fixed asset	(112)	(41)	(84)	(41)
Write-off of cost associated with projects not completed	504	—	504	—
Transaction expenses associated with property acquisition	1,046	—	1,046	—
Change in value of derivative and amortization	—	—	—	(910)
Gain on sale of securities	—	(854)	—	—
Adjusted EBITDA	13,667	17,281	30,363	32,644
Add: Lease expense	3,306	4,427	7,849	8,795
Adjusted EBITDAR	$16,973	$21,708	$38,212	$41,439

The following table sets forth the calculations of Adjusted EBITDA and Adjusted EBITDAR percentages for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Revenues	56,863	$58,627	$115,841	$117,036
Adjusted EBITDA	13,667	$17,281	$30,363	$32,644
Adjusted EBITDAR	16,973	$21,708	$38,212	$41,439
Adjusted EBITDA as percent of total revenue	24.0%	29.5%	26.2%	27.9%
Adjusted EBITDAR as percent of total revenue	29.8%	37.0%	33.0%	35.4%

Both Adjusted EBITDAR and Adjusted EBITDA decreased in the second quarter of 2012 primarily due to a decrease in revenues ($1.8 million), an increase in residence operations expenses ($1.3 million) (this excludes the gain on disposal of fixed assets and write-off of construction costs) and an increase in general and administrative expenses ($1.7 million) (this excludes non-cash equity based compensation) and, for Adjusted EBITDA only, a decrease in residence lease expense ($1.1 million).

Both Adjusted EBITDA and Adjusted EBITDAR decreased in the six months ended June 30, 2012 primarily from an increase in residence operation expenses ($0.5 million) (this excludes the gain on disposal of fixed assets and write-off of construction costs), a decrease in revenues ($1.2 million) and an increase in general and administrative expense ($1.5 million) (this excludes non-cash equity based compensation) and, for Adjusted EBITDA only, a decrease in residence lease expense ($0.9 million).

See “— Business Overview — Key Performance Indicators — Adjusted EBITDA and Adjusted EBITDAR” above for a discussion of our use of Adjusted EBITDA and Adjusted EBITDAR and a description of the limitations of such use.

Index

Consolidated Results of Operations

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

The following table sets forth details of our revenues and expenses as a percentage of total revenues for the three month periods ended June 30:

	2012	2011
Revenues	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	62.0	57.2
General and administrative	8.8	6.4
Residence lease expense	5.8	7.6
Lease termination and settlement	65.3	—
Depreciation and amortization	10.2	9.7
Impairment of intangibles	15.2	—
Transaction costs	1.9	—
(Loss)/income from operations	(69.2)	19.1
Interest expense, net	(3.1)	(3.5)
Other	0.0	1.4
Income tax benefit/(expense)	28.1	(6.3)
Net (loss)/income	(44.2)%	10.7%

Revenues

Revenues in the second quarter of 2012 decreased from the second quarter of 2011 primarily due to lower occupancy ($1.5 million) and the planned reduction in the number of units occupied by Medicaid residents ($0.5 million) partially offset by rate increases ($0.2 million).  Average rates increased in the second quarter of 2012 by 1.0% over comparable rates for the second quarter of 2011.

Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)

Residence operations expense increased $1.8 million, or 5.2%, to $35.3 million in the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011.  Residence operations expenses increased $0.5 million for the write-off of expansion projects management decided it would not complete, $0.5 million higher salaries and benefits for new employees related to our improved quality and clinical initiatives, $0.4 million for increased bad debt expense, $0.4 million for regulatory matters and new quality initiatives.

General and Administrative

General and administrative costs increased $1.3 million, or 33.8% compared to the three month period ended June 30, 2011. General and administrative expenses increased $1.0 million for legal fees associated with the on-going internal audit committee investigation, $0.4 million in public relations and quality initiative costs, $0.2 million  for legal fees associated with litigation and lease termination matters with Ventas Realty, $0.2 million due to our all-company conference which took place in the second quarter of 2012, $0.2 million for other administrative fees, $0.1 million for increased board of director fees related to new board committees and an increase in the number of meetings held, partially offset by $0.4 million reduction in salaries and benefits and $0.4 million of stock option compensation reductions in connection with forfeiture of employee stock options by the terminated Chief Executive Officer.

Residence Lease Expense

Residence lease expense for the three month period ended June 30, 2012 decreased $1.1 million, or 25.3%, to $3.3 million from the three month period ended June 30, 2011.  Residence lease expense decreased $0.9 million from the reversal of a deferred rent liability associated with the purchase of the 12 previously leased properties.

Index

Lease Termination and Settlement

On June 15, 2012, in connection with the settlement of litigation filed in April 2012 by Ventas, we signed and closed on an agreement with Ventas Realty and MLD to purchase 12 residences and settle on a lawsuit brought by Ventas Realty against ALC with respect to the Master Leases, the Properties and the Guaranty of Lease for a purchase price of $100 million. The fair market value of the assets received as determined by the third party appraisals was $62.8 million.  The net difference of $37.2 million represents the lease termination fee and cost to settle the lawsuit.

Depreciation and Amortization

Depreciation and amortization increased $0.1 million to $5.8 million in the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011.  The increase is the result of an increase in building depreciation of $0.2 million partially offset by a decrease in amortization of in-place leases of $0.1 million.

Impairment of Intangibles

Impairment of intangibles expense of $8.7 million occurred due to the purchase of 12 previously leased properties and the corresponding lease intangible write-off.

Transaction Costs

Transaction costs expense of $1.0 million occurred due to the purchase of the 12 previously leased properties.

Loss/Income from Operations

Loss from operations for the three month period ended June 30, 2012 was $39.4 million compared to income from operations $11.2 million for the three month period ended June 30, 2011 due to the reasons described above.

Interest Income

Interest income was not significantly different in the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011.

Interest Expense

Interest expense decreased $0.4 million to $1.8 million in the three month period ended June 30, 2012, compared to the three month period ended June 30, 2011.  Interest on debt (including amortization on financing fees) decreased by $0.4 million due to a lower principle balance on outstanding debt for the majority of the period.

Other

Other income decreased by $0.9 million from gains associated with the sale of an equity investment during the three month period ending June 30, 2011.

Loss/Income before Income Taxes

Loss before income taxes for the three month period ended June 30, 2012 was $41.1 million compared to income before income taxes of $10.0 million for the three month period ended June 30, 2011 due to the reasons described above.

Income Tax Benefit/Expense

Income tax benefit for the three month period ended June 30, 2012, was $16.0 million compared to income tax expense of $3.7 million for the three month period ended June 30, 2011.  Our effective tax benefit rate was 38.9% compared to our effective tax expense rate of 37.2% for the three month periods ended June 30, 2012, and 2011, respectively.  Our tax benefit rate in the three month period ended June 30, 2012 increased due to the size of our pre-tax loss relative to our permanent differences.

Index

Net Loss/Income

Net loss for the three month period ended June 30, 2012, was $25.1 million compared to net income of $6.3 million for the three month period ended June 30, 2011, due to the reasons described above.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

The following table sets forth details of our revenues and expenses as a percentage of total revenues for the six month periods ended June 30:

	2012	2011
Revenues	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	60.0	58.6
General and administrative	7.6	6.5
Residence lease expense	6.8	7.5
Lease termination and settlement	32.1	—
Depreciation and amortization	10.0	9.8
Impairment of intangibles	7.5	—
Transaction costs	0.9	—
(Loss)/income from operations	(24.9)	17.6
Interest expense, net	(2.9)	(4.1)
Other	0.0	0.8
Income tax benefit/(expense)	11.0	(4.7)
Net (loss)/income	(16.8)%	9.6%

Revenues

Revenues in the six months ended June 30, 2012 decreased from the six months ended June 30, 2011 primarily due to a decrease in private pay occupancy ($1.8 million) and the planned reduction in the number of units occupied by Medicaid residents ($1.0 million), partially offset by a higher average daily revenue from rate increases ($1.0 million) and one additional revenue day in the 2012 period due to leap year ($0.6 million).  Average rates increased in the six months ended June 30, 2012 by 1.4% over average rates for the six months ended June 30, 2011.

Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)

Residence operations expense increased $1.0 million, or 1.4%, to $69.6 million in the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011. Residence operations expenses increased $0.6 million from higher bad debt expense, $0.5 million for the write-off of projects which management determined would not be completed, $0.3 million for legal costs associated with regulatory issues, and $0.1 increase in kitchen related expenses, partially offset by a $0.5 million decline in utility costs.

General and Administrative

General and administrative costs increased $1.2 million, or 16.1% compared to the six month period ended June 30, 2011. General and administrative expenses increased $1.0 million for legal fees associated with the on-going internal audit committee investigation, $0.5 million in legal fees associated with public relations and quality initiative, $0.2 million  for legal fees associated with litigation and lease termination matters with Ventas Realty, $0.2 million for increased board of director fees associated with new board level committees and an increase in the number of meetings held, partially offset by a $0.4 million in lower salaries and wages, $0.4 million in stock option compensation reductions as a result of the forfeiture of employee stock options by the terminated Chief Executive Officer.

Index

Residence Lease Expense

Residence lease expense for the six month period ended June 30, 2012 decreased $0.9 million, or 12.4%, to $7.8 million from the six month period ended June 30, 2011.  The decrease of $0.9 million is the reversal of a deferred rent liability associated with the purchase of the 12 previously leased properties.

Lease Termination and Settlement

On June 15, 2012, in connection with the settlement of litigation filed in April 2012 by Ventas, we signed and closed on an agreement with Ventas Realty and MLD to purchase 12 residences and settle on a lawsuit brought by Ventas Realty against ALC with respect to the Master Leases, the Properties and the Guaranty of Lease for a purchase price of $100 million. The fair market value of the assets received as determined by the third party appraisals was $62.8 million.  The net difference of $37.2 million represents the lease termination fee and cost to settle the lawsuit.

Depreciation and Amortization

Depreciation and amortization increased $0.1 million to $11.6 million in the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011.  The increase is due to $0.2 million increase in building depreciation, $0.2 million increase in leasehold improvement depreciation, partially offset by a $0.1 million decrease in building improvement depreciation.

Impairment of Intangibles

Impairment of intangibles expense of $8.7 million occurred due to the purchase of 12 previously leased properties and the corresponding lease intangible was written off.

Transaction Costs

Transaction costs of $1.0 million occurred due to the purchase of the 12 previously leased properties.

Loss/Income from Operations

Loss from operations for the six month period ended June 30, 2012 was $28.8 million compared to income from operations of $20.6 million for the six month period ended June 30, 2011 due to the reasons described above.

Interest Income

Interest income was not significantly different in the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011.

Interest Expense

Interest expense decreased $0.8 million to $3.3 million in the six month period ended June 30, 2012, compared to the six month period ended June 30, 2011.  Interest on debt (including amortization on financing fees) decreased by $0.8 million due to a lower principle balance on outstanding debt for the majority of the period.  The six month period ended June 30, 2011 included $0.3 million of derivative losses which were reclassified from comprehensive income to interest expense and $0.3 million due to the write-off of the remaining deferred financing costs associated with the refinancing of the $120 million revolving credit facility.

Other

Other income decreased by $0.9 million from gains associated with the sale of an equity investment during the six month period ending June 30, 2011.

Loss/Income before Income Taxes

Loss before income taxes for the six month period ended June 30, 2012 was $32.2 million compared to income before income taxes of $16.8 million for the six month period ended June 30, 2011 due to the reasons described above.

Index

Income Tax Benefit/Expense

Income tax benefit for the six month period ended June 30, 2012, was $12.7 million compared to income tax expense of $5.5 million for the six month period ended June 30, 2011.  Our effective tax benefit rate was 39.5% compared to our effective tax expense rate of 32.6% for the six month periods ended June 30, 2012, and 2011, respectively. Our effective expense rate was favorably impacted in the period ended June 30, 2011, by a settlement with Extendicare, Inc. regarding a dispute associated with a tax allocation agreement (10.7% reduction in 2011 period effective rate) entered into in connection with our separation from Extendicare in 2006.  Our effective tax rate excluding this settlement would have been 37.0%.  Our tax benefit rate in the six month period ended June 30, 2012 increased due to the size of our pre-tax loss relative to our permanent differences.

Net Loss/Income

Net loss for the six month period ended June 30, 2012, was $19.5 million compared to net income of $11.3 million for the six month period ended June 30, 2011, due to the reasons described above.

Liquidity and Capital Resources

Sources and Uses of Cash

We had cash and cash equivalents of $3.5 million and $2.7 million at June 30, 2012, and December 31, 2011, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the six month periods ended June 30:

	2012	2011
	(In thousands)
Cash (used in)/provided by operating activities	$(16,572)	$26,228
Cash used in investing activities	(72,557)	(3,866)
Cash provided by/(used in) financing activities	89,970	(32,893)
Increase/(decrease) in cash and cash equivalents	$841	$(10,531)

Cash used in operating activities was $16.6 million in the six month period ended June 30, 2012, compared to cash provided of $26.2 million in the six month period ended June 30, 2011. Cash used in operating activities consisted primarily of a decrease in net income of $30.7 million, a decrease in income taxes payable of $11.1 million, and a decrease in deferred income taxes of $6.6 million, partially offset by an increase in intangible impairment of $8.7 million.

Our working capital increased $12.8 million in the six month period ended June 30, 2012, compared to December 31, 2011.  Working capital increased primarily because income tax receivable increased $10.4 million, prepaid expenses, supplies and other receivables increased $1.2 million, deferred revenue decreased $1.0 million, accounts payable decreased $0.8 million, and cash increased $0.8 million.  These increases in working capital were partially offset by a net increase in accrued liabilities of $0.5 million, a $0.1 million decrease in accounts receivable and a $0.8 million decrease in cash and escrow deposits - restricted.

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

Property and equipment increased $60.6 million in the six months ended June 30, 2012, compared to December 31, 2011.  Property and equipment increased $62.8 million from the purchase of the 12 previously leased properties, and $10.3 million from capital expenditures (including new construction), partially offset by $11.2 million from depreciation expense, and $0.4 million for loss on disposals of fixed assets.

Index

Total debt, including both current and long-term, was $183.2 million as of June 30, 2012, an increase of $95.0 million from $88.2 million at December 31, 2011.  The increase in debt was due to the purchase of 12 previously leased properties for $100 million including a $3 million litigation settlement fee, and repayments on mortgage debt of $1.3 million.

Cash used in investing activities was $72.6 million for the six months ended June 30, 2012, compared to $3.9 million in the six months ended June 30, 2011.  Investment activities in the six months ended June 30, 2012, consisted primarily of $62.8 million for the purchase of the 12 previously leased properties and $10.3 million for purchases of property and equipment (including new construction).  Investment activities in the six months ended June 30, 2011, included purchases of property and equipment of $6.4 million, payments for new construction projects of $0.5 million, and $0.1 million for the purchase of securities, partially offset by $3.1 million for the sale of securities.

Cash used in financing activities was $90.0 million for the six months ended June 30, 2012, compared to $32.9 million in the three months ended June 30, 2011.  Financing activities in the three months ended June 30, 2012, included $145 million of proceeds from new borrowings on the revolving credit facility, partially offset by $48.8 million for the repayment of revolving debt, $4.6 million for the payment of dividends, $1.3 million for the repayment of other mortgage debt, and $0.4 million for payments for financing costs.  Financing activities in the six months ended June 30, 2011, included $50.0 million for the repayment of the GE revolving debt, $49.4 million for payment of financing costs, $1.7 million for the repayment of other mortgage debt, and $0.8 million for the repurchase of 49,200 shares of Class A Common Stock, partially offset by $73.0 million of proceeds from borrowings on the new revolving credit facility and $0.2 million for the issuance of shares for stock options.

$125 Million Credit Facility

On February 18, 2011, ALC entered into a five year, $125 million revolving credit facility with U.S. Bank National Association as administrative agent, and certain other lenders (the “U. S. Bank Credit Facility”).  ALC’s obligations under the U.S. Bank Credit Facility are guaranteed by three ALC subsidiaries that own 31 residences with a combined net book value of $66.4 million and are secured by mortgage liens against such residences and by a lien against substantially all of the assets of ALC and those subsidiaries.    Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate plus a margin or LIBOR plus a margin that varies according to a pricing grid based on a consolidated leverage test.  The amendment increased the margins on base rate and LIBOR loans to 2.00% and 3.00%, respectively, and increased the quarterly commitment fee of .375% per annum on the unused portion of the facility to 0.5%.

On May 18, 2012, in anticipation of the purchase of the 12 previously leased properties, the revolving credit facility was amended.  Prior to the amendment, ALC was limited to $35,000,000 of consolidated growth capital expenditures per year.  The purchase of the 12 properties would have caused ALC to exceed this limitation.    The amendment allows the purchase, but otherwise limits ALC consolidated growth capital expenditures to $15,000,000 for the period from May 18, 2012 through December 31, 2012.  The annual limitation is restored to $35,000,000 for the year ended December 31, 2013 and each year thereafter.  ALC paid a fee of $0.4 million for the amendment which is being amortized over the remaining term of the revolving credit facility.

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

Index

ALC is subject to certain restrictions and financial covenants under the facility including maintenance of less than a maximum consolidated leverage ratio and greater than a minimum consolidated fixed charge coverage ratio, and restrictions on payments for capital expenditures, expansions and acquisitions. Payments for dividends and stock repurchases may be restricted if ALC fails to maintain consolidated leverage ratio levels specified in the facility.  In addition, upon the occurrence of certain transactions, including but not limited to property loss events, ALC may be required to make mandatory prepayments. ALC is also subject to other customary covenants and conditions.  Outstanding borrowings under the facility at June 30, 2012, and December 31, 2011 were $108.2 million and $12.0 million, respectively.  In addition, the facility provided collateral for $6.1 million and $5.6 million in outstanding letters of credit at June 30, 2012 and December 31, 2011, respectively.  At June 30, 2012 and December 31, 2011, ALC was in compliance with all applicable covenants and available borrowings under the facility were $10.7 million and $107.4 million, respectively.

Debt Instruments

Except for the $100 million borrowings which funded the purchase of 12 leased properties for $63 million and the lease termination fee and lawsuit settlement for $37 million, there were no material changes in our debt obligations from December 31, 2011, to June 30, 2012, and, ALC was in compliance with all financial covenants in its debt agreements.

Principal Repayment Schedule

There were no material changes in our monthly debt service payments from December 31, 2011, to June 30, 2012.

Letters of Credit

As of June 30, 2012, ALC had $6.1 million in outstanding letters of credit, all of which are collateralized by the $125 million revolving credit facility.  Approximately $5.8 million of the letters of credit provide security for worker’s compensation insurance and the remaining $0.3 million of letters of credit are security for landlords of leased properties.  The letters of credit have maturity dates ranging from October 2012 to March 2013.

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

Restricted Cash

As of June 30, 2012, restricted cash consisted of $0.4 million of cash deposits as security for Oregon Trust Deed Notes and $1.6 million of cash deposits as security for HUD Insured Mortgages.

Off Balance Sheet Arrangements

ALC has no off balance sheet arrangements.

Cash Management

As of June 30, 2012, we held unrestricted cash and cash equivalents of $3.5 million.  We forecast cash flows on a regular monthly basis to determine the investment periods, if any, of certificates of deposit and we monitor daily incoming and outgoing expenditures to ensure available cash is invested on a daily basis when warranted.  As of June 30, 2012, approximately $2.4 million of our cash balances were held by Pearson to provide for potential insurance claims.

Index

Future Liquidity and Capital Resources

At the present time and under the present circumstances, we believe our current and forecasted levels of cash flows, availability under our $125 million credit facility which matures in February 2016, and other available sources of capital, including possible refinancing of existing loans and availability of additional loans on unencumbered properties, will be sufficient to fund operations, expansions, acquisitions, stock repurchases, anticipated capital expenditures, dividends,  required payments of principal and interest on our debt.  There can be no assurance that any such additional financing will be available or on terms that we find acceptable to us.

Share Repurchase

No shares of our Class A Common Stock were repurchased during the six months ended June 30, 2012.  At June 30, 2012, $15 million remained available under our repurchase program.

Dividends

The Board of Directors has confirmed that future dividends will be dependent on a number of factors including the Company’s financial condition, operating results, current and anticipated cash needs, plans for expansion, contractual restrictions, and other factors deemed relevant by the Board of Directors.

Accrual for Self-Insured Liabilities

At June 30, 2012, we had an accrued liability for settlement of self-insured liabilities of $2.0 million in respect of general and professional liability claims.  Claim payments were $0.5 million and $0.2 million for the six month periods ended June 30, 2012 and June 30, 2011, respectively.  The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported.  We estimate that $0.5 million of the total $2.0 million liability will be paid in the next twelve months.  The timing of payments is not directly within our control, and, therefore, estimates are subject to change.  Provisions for general and professional liability insurance are determined using annual independent actuarial valuations.  We believe we have provided sufficient provisions for general and professional liability claims as of June 30, 2012.

At June 30, 2012, we had an accrual for workers’ compensation claims of $3.3 million.  Claim payments for the six months ended June 30, 2012 and 2011 were $0.7 million and $0.9 million, respectively.  The timing of payments is not directly within our control, and, therefore, estimates are subject to change.  Provisions for workers compensation insurance are determined using annual independent actuarial valuations.  We believe we have provided sufficient provisions for workers’ compensation claims as of June 30, 2012.

At June 30, 2012, we had an accrual for medical insurance claims of $0.7 million.  The accrual is an estimate based on the historical claims per participant incurred over the historical lag time between date of service and payment by our third party administrator.  The timing of payments is not directly within our control, and, therefore, estimates are subject to change.  We believe we have provided sufficient provisions for medical insurance claims as of June 30, 2012.

Unfunded Deferred Compensation Plan

At June 30, 2012, we had an accrual of $2.9 million for our unfunded deferred compensation plan.  We implemented an unfunded deferred compensation plan in 2005 which is offered to company employees who are defined as highly compensated by the Internal Revenue Code.  Participants may defer up to 10% of their base salary.

Index

Contractual Obligations

Except for the purchase of 12 leased properties for $100 million, at June 30, 2012, there were no material changes in our contractual obligations outside of the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Qualitative Disclosures

At June 30, 2012, our long-term debt, including the current portion, consisted of fixed rate debt of $74.9 million, exclusive of a $0.1 million purchase accounting market value adjustment, and variable rate debt of $108.2 million.  At December 31, 2011, our long-term debt, including the current portion, consisted of fixed rate debt of $76.1 million, exclusive of a $0.1 million purchase accounting market value adjustment, and variable rate debt of $12.0 million.

Our earnings are affected by changes in interest rates on unhedged borrowings under our $125 million credit facility.  At June 30, 2012, we had $105.0 million of variable rate borrowings based on LIBOR plus a premium and $3.2 million based on prime plus a premium.  As of June 30, 2012, our variable rate was 300 basis points in excess of LIBOR on LIBOR-based loans and 200 basis points in excess of prime on prime-based loans.   For every 1% change in LIBOR and prime, our interest expense will change by approximately $1.1 million and $32,000, respectively, annually.  This analysis does not consider changes in the actual level of borrowings or repayments that may occur subsequent to June 30, 2012.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

We enter into contracts for the purchase of electricity and natural gas for use in certain of our operations in order to reduce the variability of energy costs.  The deregulation of energy markets in selected areas of the country, the availability of products offered through energy brokers and providers, and our relatively stable demand for energy make it possible for us to enter longer term contracts to obtain more stable pricing.  It is ALC’s intent to enter into contracts solely for its own use.  Further, it is fully anticipated that ALC will make use of all of the energy contracted.  Expiration dates on our current energy contracts range from January 2013, to December 2013.  FASB guidance requires ALC to evaluate these contracts to determine whether the contracts are derivatives.  Certain contracts that meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales.  Normal purchases are contracts that provide for the purchase of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases and sales are documented and exempted from derivative accounting and reporting requirements.  ALC has evaluated these energy contracts and determined they meet the normal purchases and sales exception and therefore are exempted from derivative accounting and reporting requirements.

We do not speculate using derivative instruments and do not engage in derivative trading of any kind.

Quantitative Disclosures

There were no material changes in the principal or notional amounts and related weighted average interest rates by year of maturity for our fixed rate debt obligations since December 31, 2011.

Index

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

On April 26, 2012, a lawsuit captioned Ventas Realty, Limited Partnership v. ALC CVMA, LLC, et al. was filed by Ventas in the Northern District of Illinois.  In connection with the purchase of the 12 previously leased properties from Ventas Realty, this litigation was terminated on June 15, 2012.

The previously disclosed internal investigation being conducted by the Board of Directors is still on-going.

On May 29, 2012, the Board of Directors terminated Ms. Bebo’s employment as CEO for cause.  On June 29, 2012, Ms. Bebo initiated an arbitration proceeding against ALC disputing the existence of cause for her termination and alleging that she is entitled to more than $2.4 million in severance pay and other termination benefits because her termination was without cause.  ALC must respond to Ms. Bebo’s claim in arbitration by August 10, 2012.  ALC will vigorously defend against Ms. Bebo’s claim and is considering a counterclaim seeking monetary recovery from Ms. Bebo.

On June 29, 2012, a lawsuit captioned Laurie Bebo v. Assisted Living Concepts, Inc. was filed in Waukesha County Circuit Court, State of Wisconsin.  The lawsuit seeks an order requiring ALC to produce certain company records previously requested by Ms. Bebo as a former director of ALC.  The complaint also seeks a judgment requiring ALC to indemnify Ms. Bebo for all expenses incurred in connection with the Company’s investigation as well as to advance Ms. Bebo all expenses incurred by her in connection with this investigation.  ALC will vigorously defend against Ms. Bebo’s claim and has filed a motion to dismiss the lawsuit.

Index

Item 1A.	RISK FACTORS.

There are no material changes to the disclosure regarding risk factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following summary of repurchases of Class A Common Stock during the second quarter of 2012 is provided in compliance with Item 703 of Regulation S-K.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2012 to April 30, 2012	—	—	—	$15,000,000
May 1, 2012 to May 31, 2012	—	—	—	$15,000,000
June 1, 2012 to June 30, 2012	—	—	—	$15,000,000
Total	—	—	—	$15,000,000
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

On August 2, 2012, ALC was informed by the United States Securities and Exchange Commission (the “SEC”) that the SEC staff is conducting an investigation relating to ALC. As part of this investigation, the SEC issued a subpoena to ALC. The subpoena requires ALC to produce documents on a number of topics, including, among other, compliance with occupancy covenants in the now-superseded lease with Ventas Realty, Limited Partnership and leasing of units for employee use. ALC intends to cooperate fully with the SEC in its investigation.

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

Factors and uncertainties facing us and our industry include:

■ unfavorable economic conditions, such as recessions, high unemployment levels, and declining housing and financial markets, could adversely affect the assisted living industry in general and cause us to lose revenue;

■ failure to comply with laws and government regulation could lead to fines, penalties or operating restrictions;

■ events which adversely affect the ability of seniors to afford our monthly resident fees including sustained economic downturns, difficult housing markets and losses on investments designated for retirement could cause our occupancy rates, revenues and results of operations to decline;

■ national, regional and local competition could cause us to lose market share and revenue;

■ our ability to cultivate new or maintain existing relationships with physicians and others in the communities in which we operate who provide referrals for new residents could affect occupancy rates;

Index

■ changes in the numbers of our residents who are private pay residents may significantly affect our profitability;

■ termination of our resident agreements and vacancies in the living spaces we lease could adversely affect our revenues, earnings and occupancy levels;

■ increases in labor costs, as a result of a shortage of qualified personnel, regulatory requirements or otherwise, could substantially increase our operating costs;

■ we may not be able to increase residents’ fees to cover energy, food and other costs which could reduce operating margins;

■ markets where overbuilding exists and future overbuilding in other markets where we operate our residences may adversely affect our operations;

■ personal injury claims, if successfully made against us, could materially and adversely affect our financial condition and results of operations;

■ audits and investigations under our contracts with federal and state government agencies could have adverse findings that may negatively impact our business;

■ compliance with new laws or regulations may require us to change our operations and make unanticipated expenditures which could increase our costs and adversely affect our earnings and financial condition;

■ failure to comply with environmental laws, including laws regarding the management of infectious medical waste, could materially and adversely affect our financial condition and results of operations;

■ failure to comply with laws governing the transmission and privacy of health information could materially and adversely affect our financial condition and results of operations;

■ failure to meet our standards of quality care for our residents may result in material adverse consequences to the Company, including State regulatory sanctions, detrimentally affecting our relationships with State regulators and our residents and reputational damage.

■ efforts to regulate the construction or expansion of healthcare providers could impair our ability to expand through construction of new residences or additions to existing residences;

■ we may make acquisitions that could subject us to a number of operating risks; and

■ costs associated with capital improvements could adversely affect our profitability.

Factors and uncertainties related to our indebtedness and lease arrangements include:

■ we have substantial indebtedness under our credit facility which limits our availability of additional liquidity;

■ loan and lease covenants could restrict our operations and any default could result in the acceleration of indebtedness or cross-defaults, any of which would negatively impact our liquidity and our ability to grow our business and revenues;

■ if we do not comply with the requirements in leases or debt agreements pertaining to revenue bonds, we would be subject to lost revenues and financial penalties;

■ restrictions in our indebtedness and long-term leases could adversely affect our liquidity, our ability to operate our business, and our ability to execute our growth strategy; and

Index

■ increases in interest rates could significantly increase the costs of our unhedged debt and lease obligations, which could adversely affect our liquidity and earnings.

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

John Buono
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: August 8, 2012

S-1

Index

ASSISTED LIVING CONCEPTS, INC.

EXHIBIT INDEX TO JUNE 30, 2012 QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
10.1
Form of 2012 Cash Incentive Compensation Award Agreement (incorporated  by reference to Exhibit 10.1 to Current Report of Assisted Living Concepts, Inc. on form 8-K, filed on March 21, 2012, File No. 001-13498)

10.2
Form of 2012 Tandem Stock Option/Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.3 to Current Report of Assisted Living Concepts, Inc. on Form 8-K, filed on March 21, 2012, File No. 001-13498)

10.3
Purchase and Sale Agreement by and between Ventas Realty, Limited Partnership and MLD Delaware Trust as sellers and Assisted Living Concepts, Inc. as purchaser made and entered into as of June 15, 2012. (incorporated  by reference to Exhibit 10.1 to Current Report of Assisted Living Concepts, Inc. on Form 8-K, filed on June 15, 2012, File No. 001-13498)

10.4
Amendment No. 1 to Credit Agreement dated as of February 18, 2011 among Assisted Living Concepts, Inc., as borrower, U.S. Bank National Association, as administrative agent and collateral agent, Compass Bank, First Merit Bank, N.A., and Harris N.A., as documentation agents, the Lenders and L/C Issuers Party Hereto, and U.S. Bank National Association, as sole lead arranger and sole bookrunner, made and entered into as of May 18, 2012.

10.5
Amendment No. 2 to Credit Agreement dated as of February 18, 2011 among Assisted Living Concepts, Inc., as borrower, U.S. Bank National Association, as administrative agent and collateral agent, Compass Bank, First Merit Bank, N.A., and Harris N.A., as documentation agents, the Lenders and L/C Issuers Party Hereto, and U.S. Bank National Association, as sole lead arranger and sole bookrunner, made and entered into as of August 1, 2012.

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