Form 10-Q
period 2012-09-30
ASSISTED LIVING CONCEPTS INC
filed 2012-11-08
CIK 929994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, the Company had 20,072,122 shares of its Class A Common Stock, $0.01 par value per share, outstanding and 2,898,356 shares of its Class B Common Stock, $0.01 par value per share, outstanding.

Index

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2012	December 31, 2011
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$2,653	$2,652
Cash and escrow deposits – restricted	2,688	3,150
Investments	1,967	1,840
Accounts receivable, less allowances of $3,534 and $2,903 respectively	4,679	4,609
Prepaid expenses, supplies and other receivables	3,438	3,387
Income tax receivable	12,210	606
Deferred income taxes	4,173	4,027
Total current assets	31,808	20,271
Property and equipment, net	486,385	430,733
Intangible assets, net	17	9,028
Restricted cash	2,036	1,996
Other assets	2,030	2,025
Total Assets	$522,276	$464,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,908	$7,086
Accrued liabilities	21,597	17,877
Deferred revenue	5,401	8,004
Current maturities of long-term debt	6,401	2,538
Current portion of self-insured liabilities	500	500
Total current liabilities	40,807	36,005
Accrual for self-insured liabilities	1,465	1,557
Long-term debt	173,858	85,703
Deferred income taxes	18,509	23,961
Other long-term liabilities	7,456	9,107
Commitments and contingencies
Total Liabilities	242,095	156,333
Preferred Stock, par value $0.01 per share, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 160,000,000 shares authorized at September 30, 2012 and December 31, 2011; 25,003,822 and 24,980,958 shares issued and 20,071,950 and 20,049,086 shares outstanding, respectively	250	250
Class B Common Stock, $0.01 par value, 30,000,000 shares authorized at September 30, 2012 and December 31, 2011; 2,898,516 and 2,919,790 shares issued and outstanding, respectively	29	29
Additional paid-in capital	317,236	316,694
Accumulated other comprehensive income	171	156
Retained earnings	39,340	67,436
Treasury stock at cost, 4,931,872 and 4,931,872 shares, respectively	(76,845)	(76,845)
Total Stockholders’ Equity	280,181	307,720
Total Liabilities and Stockholders’ Equity	$522,276	$464,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$55,576	$58,553	$171,417	$175,589
Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	42,314	34,545	111,865	103,144
General and administrative	4,792	2,928	13,649	10,558
Residence lease expense	2,834	4,430	10,683	13,225
Lease termination and settlement	(25)	—	37,130	—
Depreciation and amortization	6,526	5,807	18,088	17,260
Intangible impairment	—	—	8,650	—
Asset impairment	3,500	—	3,500	—
Transaction costs	—	—	1,046	—
Total operating expenses	59,941	47,710	204,611	144,187
(Loss)/income from operations	(4,365)	10,843	(33,194)	31,402
Other (expense) income:
Interest expense:
Debt	(2,321)	(1,858)	(5,660)	(6,046)
Change in fair value of derivatives and amortization	—	164	—	(94)
Write-off of deferred financing costs	—	—	—	(279)
Interest income	3	2	8	8
Gain on sale of securities	—	—	—	910
(Loss)/income before income taxes	(6,683)	9,151	(38,846)	25,901
Income tax benefit/(expense)	2,641	(3,388)	15,344	(8,851)
Net (loss)/income	$(4,042)	$5,763	$(23,502)	$17,050
Weighted average common shares:
Basic	22,970	22,962	22,970	22,951
Diluted	22,970	23,236	22,970	23,261
Per share data:
Basic earnings per common share	$(0.18)	$0.25	$(1.02)	$0.74
Diluted earnings per common share	$(0.18)	$0.25	$(1.02)	$0.73

Dividends declared and paid per common share	$0.00	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss)/income	$(4,042)	$5,763	$(23,502)	$17,050
Other comprehensive (loss)/income:
Unrealized gains/(losses) on investments, net of tax expense/(benefit) of $25 and $(56) and $2 and $(260), respectively	44	(91)	15	(422)
Reclassification of net losses on swap derivatives to earnings, net of tax benefit of $ 44 and $333	—	75	—	543
Total comprehensive (loss)/income	$(3,998)	$5,747	$(23,487)	$17,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net (loss)/income	$(23,502)	$17,050
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	18,088	17,260
Impairment of fixed assets	3,500	—
Impairment of operating lease intangible	8,650	—
Amortization of purchase accounting adjustments for leases	(309)	(544)
Provision for bad debts	641	1,019
Provision for self-insured liabilities	765	765
(Gain)/loss on disposal of fixed assets	(14)	(95)
Unrealized gain on investments	(31)	(910)
Equity-based compensation expense	542	973
Change in fair value of derivatives and amortization	—	94
Deferred income taxes	(5,600)	2,344
Changes in assets and liabilities:
Accounts receivable	(711)	(2,126)
Supplies, prepaid expenses and other receivables	(51)	(1,109)
Deposits in escrow	462	(483)
Accounts payable	182	(265)
Accrued liabilities	3,720	749
Deferred revenue	(2,603)	4,223
Payments of self-insured liabilities	(845)	(287)
Income taxes payable / receivable	(11,604)	856
Changes in other non-current assets	317	2,049
Other long-term liabilities	(1,315)	(273)
Cash (used in)/provided by operating activities	(9,718)	41,290
INVESTING ACTIVITIES:
Payment for securities	(163)	(156)
Proceeds on sales of securities	84	3,274
Payments for acquisition of 12 previously leased residences	(62,870)	—
Proceeds on sales of fixed assets	1,427	146
Payments for new construction projects	(1,959)	(523)
Payments for purchases of property and equipment	(13,823)	(10,702)
Cash used in investing activities	(77,304)	(7,961)
FINANCING ACTIVITIES:
Payments of financing costs	(362)	(1,903)
Purchase of treasury stock	—	(798)
Repayment of borrowings on revolving credit facility	(79,100)	(63,000)
Proceeds on borrowings from revolving credit facility	173,000	81,000
Repayment of GE credit facility	—	(50,000)
Repayment of mortgage debt	(1,921)	(5,061)
Issuance of Class A common stock for stock options	—	262
Payment of dividends	(4,594)	(4,594)
Cash provided by/(used in) financing activities	87,023	(44,094)
Increase/(decrease) in cash and cash equivalents	1	(10,765)
Cash and cash equivalents, beginning of year	2,652	13,364
Cash and cash equivalents, end of period	$2,653	$2,599

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$5,662	$5,915
Income tax payments, net of refunds	1,860	6,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Assisted Living Concepts, Inc. and its subsidiaries (“ALC” or the “Company”) operated 211 assisted and independent living residences in 20 states in the United States totaling 9,325 units as of September 30, 2012.  ALC’s residences average 40 to 60 units and offer a supportive, home-like setting.  Residents may receive assistance with activities of daily living either directly from ALC employees or indirectly through ALC’s wholly-owned health care subsidiaries.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three and nine month periods ended September 30, 2012 and 2011 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  All such adjustments except for the lease termination and settlement expense, the write-off of the operating lease intangible and the asset impairment are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Operating results for interim periods are not necessarily indicative of results that may be expected for the entire year ending December 31, 2012.

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

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company periodically evaluates the adequacy of its allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds.  Allowances for uncollectibility are considered based upon the evaluation of the circumstances for each of these specific accounts.  In addition, the Company has developed internally-determined percentages for establishing an allowance for doubtful accounts, which are based upon historical collection trends based on the age of the receivables.  Accounts receivable that the Company specifically estimates to be uncollectible, based upon the above process, are fully reserved in the allowance for doubtful accounts until they are written off or collected.  The Company wrote off accounts receivable of $1.7 million and $0.6 million in the nine month periods ended September 30, 2012 and 2011, respectively.  Bad debt expense was $2.3 million and $1.5 million for the nine month periods ended September 30, 2012 and 2011, respectively.

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

ALC regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. To determine whether a decline in value is other-than-temporary, ALC evaluates several factors, including the current economic environment, market conditions, operational and financial performance of the investee, and other specific factors relating to the business underlying the investment, including business outlook of the investee, future trends in the investee’s industry and ALC’s intent to carry the investment for a sufficient period of time for any recovery in fair value. If a decline in value is deemed as other-than-temporary, ALC records reductions in carrying values to estimated fair values, which are determined based on quoted market prices, if available, or on one or more of the valuation methods such as pricing models using historical and projected financial information, liquidation values, and values of other comparable public companies.  ALC did not record an other-than-temporary impairment of investments in the three and nine month periods ended September 30, 2012 and 2011.

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

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2012 and December 31, 2011, ALC had total gross unrecognized tax benefits of approximately $0.7 million.  Of the total gross unrecognized tax benefits, $0.1 million, if recognized, would reduce ALC’s effective tax rate in the period of recognition.  At September 30, 2012 and December 31, 2011, ALC had no accrued interest and penalties related to unrecognized tax benefits.

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

3.	PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation and amortization consisted of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Land and land improvements	$38,546	$32,680
Buildings and improvements	539,969	478,596
Furniture and equipment	40,458	38,715
Leasehold improvements	11,034	11,009
Construction in progress	5,458	4,723
	635,465	565,723
Less accumulated depreciation and amortization	(149,080)	(134,990)
	$486,385	$430,733

Long-lived assets with definite useful lives are depreciated on a straight-line basis over their estimated useful lives (or, in certain cases, the shorter of their useful lives or the expected lease term) and are tested for impairment whenever indicators of impairment arise.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2012, there were indicators of impairment on certain long-lived assets.  ALC compared the estimated fair value of assets to their carrying value and recorded an impairment charge for the excess carrying value over their fair value.  A non-cash charge of $3.5 million was recorded in ALC’s operating results and is reflected as an impairment in the accompanying condensed consolidated statements of operations.  These charges are reflected as a decrease to the gross carrying value of the asset.  The estimated fair market value was determined by independent third party appraisers.

On June 15, 2012, ALC completed the acquisition of 12 properties which it previously leased.  The initial fair market valuation resulted in an increase of $5.7 million to land and $57.1 million to buildings and improvements.  ALC also reclassified $3.1 million of unamortized leasehold improvements to land improvements, building and building improvements.

4.	INTANGIBLE ASSETS, NET

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of other intangible assets as of September 30, 2012, and December 31, 2011, respectively (in thousands):

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Resident relationships	$—	$—	$—	$3,169	$(3,167)	$2
Operating lease intangible and renewal options	—	—	—	11,665	(2,705)	8,960
Non-compete agreements	331	(314)	17	331	(265)	66
Total	$331	$(314)	$17	$15,165	$(6,137)	$9,028

Amortization expense related to definite-lived intangible assets for the three and nine month periods ended September 30, 2012 and 2011 was $17 thousand and $0.3 million, and $0.4 million and $0.9 million, respectively.

The $8.7 million unamortized balance of the operating lease intangible was written off in the three month period ended June 30, 2012 in connection with the purchase of the underlying leased properties.

The remaining net book value of definite–lived intangible assets will be amortized by the end of 2012.

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

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As part of the Purchase Agreement, Ventas Realty and MLD have agreed to release all past, present and future claims with respect to the Master Leases, the Properties and the Guaranty of Lease dated as of January 1, 2008, made by ALC for the benefit of Ventas Realty,  as well as those set forth in the complaint and amended complaint filed in Ventas Realty, Limited Partnership v. ALC CVMA, LLC, et al., 12-cv-03107, in the United States District Court for the Northern District of Illinois. Additionally, pursuant to the Purchase Agreement, ALC is obligated to indemnify Ventas against losses from third party claims, arising on or prior to the nine year anniversary of the Purchase Agreement, relating to the Master Leases or the Properties.

ALC will no longer be obligated under the Master Leases which provided for cash rent payments of $6.4 million and $1.6 million for the year ended December 31, 2011 and the quarter ended March 31, 2012, respectively.

The following table summarizes the initial estimated fair values of the assets acquired at the acquisition date (no liabilities were assumed):

(In thousands)
Land	$5,770
Building and building improvements	57,100
Total	$62,870

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

6.	DEBT

Long-term debt consisted of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
$125 million credit facility bearing interest at floating rates, due February 2016(1)	$105,900	$12,000
Mortgage note, bearing interest at 6.24%, due 2014	30,956	31,703
Mortgage note, bearing interest at 6.50%, due 2015	24,078	24,775
Mortgage note, bearing interest at 7.07%, due 2018	8,433	8,552
Oregon Trust Deed Notes, weighted average interest rate of 7.33%, maturing from 2021 through 2026	7,030	7,274
HUD Insured Mortgages, interest rates ranging from 5.66% to 5.85%, due 2032	3,862	3,937
Total debt	180,259	88,241
Less current maturities	(6,401)	(2,538)
Total long-term debt	$173,858	$85,703
(1) Borrowings under this facility bear interest at a floating rate at ALC’s option equal to LIBOR or prime plus a margin.  The margin is determined by ALC’s consolidated leverage ratio (as defined in the U.S. Bank Credit Facility) and ranges from 137.5 to 250 basis points over prime or 225 to 350 basis points over LIBOR.  From February 18, 2011 through May 6, 2011, ALC’s prime and LIBOR margins were 175 and 275 basis points, respectively.  On May 7, 2011, the prime and LIBOR margins were reduced to 150 and 250 basis points, respectively.  On June 15, 2012, the prime and LIBOR margins were increased to 200 and 300 basis points, respectively. Based upon ALC’s consolidated leverage ratios at September 30, 2012, prime and LIBOR margins will increase to the maximum levels of 250 and 350 basis points, respectively.  At September 30, 2012, prime was 3.25% and one month LIBOR was 0.25%.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$125 Million Credit Facility

On February 18, 2011, ALC entered into a five year, $125 million revolving credit facility with U.S. Bank National Association as administrative agent, and certain other lenders (the “U. S. Bank Credit Facility”).  ALC’s obligations under the U.S. Bank Credit Facility are guaranteed by three ALC subsidiaries that own 31 residences with a combined net book value of $66.6 million and are secured by mortgage liens against such residences and by a lien against substantially all of the assets of ALC and those subsidiaries.

On May 18, 2012, in anticipation of the Purchase Agreement, ALC entered into the first amendment to the U.S. Bank Credit Facility (the “First Amendment”). The First Amendment allowed ALC to exceed the limitation of $35,000,000 of consolidated growth capital expenditure per year. The First Amendment also limits ALC’s consolidated growth capital expenditures to $15,000,000 for the period from May 18, 2012 through December 31, 2012.  The annual limitation is restored to $35,000,000 for the year ended December 31, 2013 and each year thereafter.  ALC paid a fee of $0.4 million for the First Amendment which is being amortized over the remaining term of the U.S. Bank Credit Facility.

On August 1, 2012 ALC entered into waiver and amendment No. 2 to the U.S. Bank Credit Facility which provided for the definition of Consolidated EBITDA (as defined in the U.S. Bank Credit Facility) to be amended to i) allow the addition of the lease termination and settlement fee to net income to arrive at Consolidated EBITDA, ii) require ALC to remove from the collateral pool any residence with an occupancy percentage of less than 62% for two consecutive months and replace it with a residence with an occupancy greater than 62% and iii) require 70% of the aggregate value of the collateral pool to exceed the borrowing base.

As of a result of this amendment, ALC is in the process of removing three properties comprising of 127 units and adding four properties comprising 160 units to the collateral pool.

Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate plus a margin or LIBOR plus a margin that varies according to a pricing grid based on a consolidated leverage test.  Effective June 15, 2012 the margins on base rate and LIBOR loans were increased to 2.00% and 3.00%, respectively, and the quarterly commitment fee on the unused portion of the facility was increased to 0.5%. Based upon ALC’s consolidated leverage ratios at September 30, 2012, prime and LIBOR margins will increase to the maximum levels of 250 and 350 basis points, respectively.

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

Outstanding borrowings under the facility at September 30, 2012, and December 31, 2011 were $105.9 million and $12.0 million, respectively.  In addition, the facility provided collateral for $5.8 million and $5.6 million in outstanding letters of credit at September 30, 2012 and December 31, 2011, respectively.  At September 30, 2012 and December 31, 2011, ALC was in compliance with all applicable covenants and available borrowings under the facility were $13.3 million and $107.4 million, respectively. ALC incurred $1.9 million of initial closing costs and an additional $0.4 million on the First Amendment which is being amortized over the remaining life of the U.S. Bank Credit Facility.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALC anticipates that, without the sale of certain of its properties, alternative sources of financing, and/or significant improvement in its cash generated from operations, it is unlikely that ALC will meet its covenant with respect to its maximum leverage ratio set forth in the U.S. Bank Credit Facility at December 31, 2012. The failure to satisfy this covenant would constitute a breach of, and potentially a default under, the U.S. Bank Credit Facility and other borrowings subject to cross-default provisions ($135.8 million in total as of September 30, 2012).  If the lenders were to declare a default under the U.S. Bank Credit Facility and ALC’s other borrowings subject to cross-default provisions, they could, among other remedies, accelerate the repayment of all existing borrowings, terminate ALC’s ability to make new borrowings and foreclose on their liens described above.  There is no assurance that ALC would be able to obtain financing to pay amounts owed under such circumstances.  ALC is pursuing measures to avoid a default under the U.S. Bank Credit Facility.  These measures include pursuing sales of certain of its properties, negotiating waivers or amendments with our existing lenders, and exploring alternative sources of financing.  On November 2, 2012, ALC announced that a Special Committee of the Board would continue its strategic review process to explore corporate alternatives with a view to enhancing shareholder value.  No assurance can be given that the process will result in a transaction or, if a transaction is undertaken, the timing or the terms of any such transaction.  ALC believes it will avoid a default under the U.S. Bank Credit Facility but can provide no assurances.

Mortgage Note due 2014

The mortgage note due in 2014 (the “6.24% 2014 Note”) has a fixed interest rate of 6.24% with a 25-year principal amortization and is secured by 24 assisted living residences with a carrying value of $55.5 million.  Monthly principal and interest payments amount to approximately $0.3 million.  A balloon payment of $29.6 million is due in January 2014.  The 6.24% 2014 Note was entered into by subsidiaries of ALC and is subject to a limited guaranty by ALC.

On January 17, 2012, ALC received a reservation of rights letter from the lender regarding one residence and the requirement to comply with all laws, ordinances, regulations and requirements of any governmental authority.  On June 12, 2012, ALC received a second reservation of rights letter from the lender regarding a different residence and the requirement to comply with all laws, ordinances, regulations and requirements of any governmental authority.  On August 13, 2012, ALC received a letter from the lender alleging certain events of default by ALC regarding these two residences.  While ALC disputes the lender’s allegations that certain events of default exist, ALC proposed, and the lender agreed, to prepay the proportionate share of the mortgage balances for these two residences in the amount of $3.2 million along with a third residence whose proportionate share of the mortgage balance is $0.7 million.  The combined prepayment by ALC of $3.9 million along with lender expenses and reasonable attorney fees must be made by December 31, 2012.  The $3.9 million is classified as a current liability in the accompanying condensed consolidated balance sheet.

6.5% Mortgage Note due 2015

On June 12, 2009, ALC entered into a loan agreement by and between ALC Three, LLC, a wholly-owned subsidiary of ALC (“Borrower”), ALC, as guarantor, and TCF National Bank (“TCF”) pursuant to which TCF lent $14 million to Borrower.  On September 29, 2010, ALC and Borrower entered into an amended and restated loan agreement with TCF, effective September 30, 2010, which increased the original principal amount of the loan to $26.3 million and extended the term of the loan to September 30, 2015.

The amended and restated loan bears interest at a fixed rate of 6.5% per annum and is secured by a mortgage and assignment of leases with respect to two senior living residences in Iowa, three in Indiana and one in Wisconsin consisting of a combined total of 314 units with a carrying value of $19.7 million.  The original $14.0 million portion of the loan is amortized over a twenty year period from June 12, 2009 and the additional $12.25 million portion of the loan is amortized over a fifteen year period from September 30, 2010.  Prepayment of the loan in excess of 10% of the principal balance in any anniversary year will require a prepayment fee of 3% in the first or second year, 2% in the third or fourth year, and 1% thereafter.  Performance and payment of obligations under the loan agreement and related note are guaranteed by ALC pursuant to the terms of a guaranty agreement.  ALC incurred $0.4 million of closing costs which are being amortized over the five year life of the loan.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition to customary representations, covenants and default provisions, the loan requires that the senior living residences securing the loan maintain minimum annual levels of EBITDA (earnings before interest, taxes, depreciation and amortization) and rental income.  In addition, the loan requires that ALC maintain less than a maximum consolidated leverage ratio and greater than a minimum consolidated fixed charge coverage ratio.  As of September 30, 2012 and December 31, 2011, ALC was in compliance with all applicable financial covenants. ALC has determined that it is probable that the minimum annual level of EBITDA with respect to one property consisting of 60 units in the collateral pool is unlikely to meet the minimum threshold required at December 31, 2012. Because ALC and TCF have agreed to remove the property from the collateral pool in exchange for different unencumbered properties consisting of 79 units owned by ALC, ALC does not believe a default is likely.

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

Oregon Trust Deed Notes

The Oregon trust deed notes (“Oregon Trust Deed Notes”) are secured by buildings, land, furniture and fixtures of nine Oregon assisted living residences with a combined carrying value of $9.5 million.  The notes are payable in monthly installments including interest at rates ranging from 0% to 9.00%.  The effective rate on the remaining term of the Oregon Trust Deed Notes is 6.84%.

Under debt agreements relating to the Oregon Trust Deed Notes, ALC is required to comply with the terms of certain regulatory agreements until their scheduled maturity dates which range from June 2021 to March 2026.

HUD Insured Mortgages

The HUD insured mortgages (the “HUD Loans”) included three separate loan agreements entered into in 2001 between subsidiaries of ALC and the lenders.  One of the HUD loans with a principal balance of $2.8 million was repaid in the third quarter of 2011.  The two remaining HUD loans were refinanced in the third quarter of 2007 and bear interest of 5.66% and 5.85% and average 5.74%.  The two remaining mortgages are each secured by a separate assisted living residence located in Texas with a combined carrying value of $4.3 million.  Prepayments may be made any time after the first two years.  The two remaining HUD Loans mature in September 2032.

Unfavorable Market Value of Debt Adjustment

ALC debt in existence at the date of the ALC Purchase was evaluated and determined, based upon prevailing market interest rates, to be undervalued. The unfavorable market value adjustment upon acquisition was $3.2 million. The market value adjustment is amortized on an effective interest basis, as an offset to interest expense, over the term of the debt agreements. Amortization of the unfavorable market value adjustment was $13,236 and $(156,000) for the three month periods ended September 30, 2012 and 2011, and $39,360 and $(196,200) for the nine month periods ended September 30, 2012 and 2011, respectively.  In the first quarter of 2011, ALC repaid a $0.5 million mortgage which resulted in the write-off of $62,000 of the unfavorable market value debt adjustment.

Letters of credit

As of September 30, 2012, ALC had $5.8 million in outstanding letters of credit, all of which are collateralized under the $125 million U. S. Bank Credit Facility. The letters of credit provide security for worker’s compensation insurance and have maturity dates ranging from October 2012 to March 2013.  On October 1, 2012, $0.8 million of the letters of credit were released.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, ALC had $5.6 million in outstanding letters of credit, the majority of which are collateralized under the $125 million U. S. Bank Credit Facility.  Approximately $5.1 million of the letters of credit provide security for worker’s compensation insurance and the remaining $0.5 million of letters of credit are security for landlords of leased property.

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

The terms applicable to all Options/SARs that have been granted under the 2006 Omnibus Plan to date, as described below, provide that, once the options/SARs become vested, they become exercisable in one-third increments on the first, second, and third anniversaries of the approval date and they expire five years from the approval date.  Once exercisable, awards may be exercised either by purchasing shares of Class A Common Stock at the exercise price or exercising the related stock appreciation right.  The Committee has sole discretion to determine whether stock appreciation rights are settled in shares of Class A Common Stock, cash or a combination of shares of Class A Common Stock and cash.

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

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of Options/SARs activity for the nine month periods ended September 30, 2012 and 2011 is presented below:

	2012		2011
	# Options/ SARs	Weighted Average Exercise Price	# Options / SARs	Weighted Average Exercise Price
Outstanding at beginning of period	564,666	$14.91	531,168	$13.06
Granted	198,000	$17.01	240,500	$18.34
Exercised	—	—	(35,670)	8.22
Expired	—	—	(122,500)	$15.86
Forfeited	(121,000)	$16.16	(37,332)	$14.09
Outstanding at end of period	641,666	$15.33	576,166	$14.90
Options exercisable at September 30	321,020	$13.24	189,032	$12.15
Weighted average fair value of options	$7.55		$7.78
Aggregate intrinsic value of all options	—		—
Weighted average contractual term	2.9 years		3.5 yearss

The following table summarizes nonvested options outstanding and the related weighted average grant date fair value at September 30, 2012:

	# Options/ SARs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	377,648	$8.56
Granted	198,000	$7.08
Vested	(176,337)	$7.69
Expired or cancelled	—	—
Forfeited	(78,665)	$8.17
Nonvested at September 30, 2012	320,646	$8.22

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

	March 15, 2012	May 2, 2011	March 2, 2011	May 3 , 2010	Mar 3, 2010
Expected life from grant date (in years)	5	5	5	5	5
Risk-free interest rate	1.11%	1.88%	2.21%	2.13%	2.33%
Volatility	55.52%	57.68%	58.63%	62.6%	63.7%
Dividend yield	2.4%	—	—	—	—
Weighted average fair value (per share)	$7.08	$8.87	$9.69	$8.99	$8.74

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Compensation expense is recognized based on the fair value of the options granted and the probability of meeting the performance targets and is allocated over the vesting period of the award.  Compensation expense related to the Options/SARs for the three month periods ended September 30, 2012 and 2011 was $182,045 and $393,050, respectively.  Compensation expense related to the Options/SARs for the nine month periods ended September 30, 2012 and 2011 was $541,491 and $672,870, respectively.  Unrecognized compensation cost at September 30, 2012 and 2011 is approximately $2.0 million and $2.9 million, respectively, and the weighted average period over which it is expected to be recognized is three years.

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

For the three and nine month periods ended September 30, 2011, 88,764 and 29,588, respectively, of  potentially issuable common shares were anti-dilutive and therefore not included in the quarterly or year- to-date computations of diluted weighted average shares and diluted earnings per share. For the three and nine month periods ended September 30, 2012, ALC reported a consolidated loss therefore no potentially issuable common shares were included in the earnings per share calculation.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and nine month periods ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Basic earnings per share calculation :
Net (loss)/income to common stockholders	$(4,042)	$5,763	$(23,502)	$17,050

Weighted average number of common shares outstanding	22,970	22,962	22,970	22,951

Basic net (loss)/income per share	$(0.18)	$0.25	$(1.02)	$0.74

Diluted earnings per share calculation :
Net (loss)/income to common stockholders	$(4,042)	$5,763	$(23,502)	$17,050

Weighted average number of common shares outstanding	22,970	22,962	22,970	22,951
Assumed conversion of Class B shares	—	220	—	221
Effect of dilutive stock options	—	54	—	89
Diluted weighted average number of common shares outstanding	22,970	23,236	22,970	23,261

Diluted net (loss)/income per share	$(0.18)	$0.25	$(1.02)	$0.73

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	SHARE REPURCHASE

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

At September 30, 2012, $15 million remained available under the repurchase program.  Treasury stock is accounted for using the cost method.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about ALC’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by ALC to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2012
Assets
Equity investments	$894	$—	$—	$894

December 31, 2011
Assets
Equity investments	$1,028	$—	$—	$1,028

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

No derivative financial instruments were outstanding at December 31, 2011 or September 30, 2012.

11.	RELATED PARTY DISCLOSURE

In August 2012, ALC engaged Bennett Jones LLP, a Canadian law firm, to provide advisory services.  Alan Bell, a member of the Board of Directors of ALC, is a partner in this law firm. Prior to the engagement of Bennett Jones, Mr. Bell was elected Co-Vice Chairman of the Board of Directors and stepped down as a member of both the Audit Committee and the Compensation/Nominating/Governance Committee.  In the three months ended September 30, 2012, ALC incurred fees of $282,000 to Bennett Jones under the terms of this engagement.  Fees incurred are included in general and administrative expense in the consolidated statement of operations.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	COMMITMENTS AND CONTINGENCIES

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

The previously disclosed internal investigation being conducted by the Board of Directors has been completed.  The Board has determined not to take any action.

On May 29, 2012, the Board of Directors terminated Ms. Bebo’s employment as CEO for cause.  On June 29, 2012, Ms. Bebo initiated an arbitration proceeding against ALC disputing the existence of cause for her termination and alleging that she is entitled to more than $2.4 million in severance pay and other termination benefits because her termination was without cause.  In addition, ALC learned, on or about October 15, 2012, that on July 26, 2012, Ms. Bebo filed a purported Sarbanes-Oxley whistleblower complaint with the Department of Labor, alleging that her termination was in retaliation for her suggestion that the Company disclose that the reason for the delay in its earnings report and earnings call, announced on May 3, 2012, was the above-described litigation with Ventas.  ALC has responded to Ms. Bebo’s claim in arbitration, denying the material allegations of Ms. Bebo’s demand.  ALC must submit its response to Ms. Bebo’s whistleblower complaint to the Department of Labor by December 5, 2012.  ALC will assert that Ms. Bebo’s complaint is without merit, and ALC will vigorously defend against Ms. Bebo’s arbitration demand and the whistleblower complaint.  ALC determined not to file a counterclaim in the arbitration, but retains the ability to file claims against Ms. Bebo, including for matters relating to her conduct and performance in her capacity as CEO of ALC.

On June 29, 2012, a lawsuit captioned Laurie Bebo v. Assisted Living Concepts, Inc. was filed in Waukesha County Circuit Court, State of Wisconsin.  The lawsuit seeks (1) an order requiring ALC to produce certain company records previously requested by Ms. Bebo as a former director of ALC and (2) a judgment requiring ALC to indemnify Ms. Bebo for all expenses incurred in connection with the Company’s internal investigation relating to the Ventas lease as well as to advance Ms. Bebo all expenses incurred by her in connection with this investigation.  On October 19, 2012, the court granted ALC’s motion to dismiss Ms. Bebo’s claim for access to company records and denied the motion to dismiss the claims for indemnification.  ALC will vigorously defend against Ms. Bebo’s claims.

On August 2, 2012, ALC was informed by the United States Securities and Exchange Commission (the ”SEC”) that the SEC staff is conducting an investigation relating to ALC.  As part of this investigation, the SEC issued a subpoena to ALC.  The subpoena, subsequently withdrawn and replaced by a new subpoena requesting additional information, requires ALC to produce documents on a number of topics, including, among others, compliance with occupancy covenants in the now-superseded lease with Ventas Realty, Limited Partnership and leasing of units for employee use.  ALC intends to cooperate fully with the SEC in its investigation.

On August 29, 2012, a putative securities class action lawsuit was filed against ALC and Ms. Bebo on behalf of individuals and entities who allegedly purchased or otherwise acquired ALC’s Class A Common Stock between March 12, 2011 and August 6, 2012.  The complaint, which has not yet been served on ALC, is captioned Robert E. Lifson, Individually and On Behalf of All Others Similarly Situated, v. Assisted Living Concepts, Inc. and Laurie A. Bebo, 2:12-cv-00884, and was filed in the United States District Court for the Eastern District of Wisconsin.  The lawsuit seeks damages and other relief for alleged violations of Section 10(b) of the Securities Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The allegations relate to disclosures made by ALC pertaining to ALC’s former lease with Ventas Realty, Limited Partnership.  On or about October 19, 2012, Steve Pasek filed a motion for appointment as lead plaintiff and approval of selection of lead counsel in this litigation.  ALC intends to vigorously defend itself against these claims.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 13, 2012, a lawsuit was filed derivatively by an alleged stockholder of ALC against certain of ALC’s current and former executive officers and directors and ALC, as nominal defendant.  The complaint is captioned George Passaro, Individually and Derivatively on Behalf of Assisted Living Concepts, Inc. v. Laurie A. Bebo, et al., Case No. 12CV010106, and was filed in the Milwaukee County Circuit Court for the State of Wisconsin.  The complaint alleges that the individual defendants breached their fiduciary duties to exercise good faith to ensure that ALC was operated in a diligent, honest and prudent manner, and to exercise good faith in taking appropriate action to prevent and correct certain issues relating to ALC’s legal and regulatory compliance.  The lawsuit seeks damages and other relief in favor of ALC and the plaintiff’s costs and disbursements with respect to the litigation.  The plaintiff has agreed to extend ALC’s time to answer or move.  On or about October 19, 2012, ALC’s Board of Directors received a demand letter from another potential derivative plaintiff, David Raul.  ALC intends to vigorously defend itself against these claims.

No accruals of liability have been recorded in the financial statements on the specifically identified lawsuits described above as the likelihood of loss on any of the lawsuits is not both probable and reasonably estimated.

13.	SUBSEQUENT EVENTS

On November 2, 2012, ALC announced that as part of an operational review of certain of its residences and taking into account the recommendation of its Facility Review Committee, it will be commencing a process to divest its seven owned residences in New Jersey, which as of September 30, 2012 had combined assets and liabilities of $18.8 million and $2.3 million, respectively. In the first three quarters of 2012, the New Jersey residences had revenues of $2.7 million and a pre-tax loss of $1.1 million.  At November 1, 2012, two of the seven residences comprising 78 units are closed and the remaining residences are 43% occupied.  If the New Jersey residences are divested, it is intended that the proceeds will be used primarily to pay down debt. The Board of Directors expects the process to be completed in the first quarter of 2013.  Although ALC has received expressions of interest in respect of the New Jersey residences and will be conducting a divesture process, no assurance can be given that such a divestiture will be completed, the timing or the amount of proceeds from the divestiture of such residences.  In addition, the Board is considering divestiture of certain closed and other underperforming residences.

On November 2, 2012, ALC also announced that a Special Committee of the Board would continue its strategic review process to explore corporate alternatives with a view to enhancing shareholder value.  No assurance can be given that the process will result in a transaction or, if a transaction is undertaken, the timing or the terms of any such transaction.

Index

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements.  Forward-looking statements are subject to risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those risks, uncertainties and assumptions described or referred to in Item 1A – Risk Factors in Part I of ALC’s Annual Report on Form 10-K for the year ended December 31, 2011, and in Part II, Item 1A Risk Factors and Part II, Item 5 – Other Information – Forward-Looking Statements and Cautionary Factors in this report.

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements in Part I, Item 1 of this report.

Executive Overview

In the second quarter of 2012, we began a review of our operations which included identifying and evaluating operational issues affecting the delivery of care and services to our residents.  Based upon our review, we believe that certain failures to meet ALC’s established performance standards have damaged ALC’s reputation in the marketplace and contributed to ALC’s inability to increase private pay occupancy as rapidly as desired.  We initiated a number of measures to enhance the performance of our resident services to restore in all affected facilities the level of quality care and service expected by our residents, their families, the regulators, the Board of Directors and the stakeholders of the Company and to re-establish our reputation with regulators, our stakeholders and the communities in which our facilities are located.  In addition to naming Dr. Charles H. Roadman II, M.D. as Interim President and Chief Executive Officer, we also:

●	Formed a Quality Review Committee of the Board of Directors
o	Engaged an independent consultant to review the quality of our resident services performance
o	Expect to perform on-going independent quality reviews of residences

●	Enhanced clinical procedures and quality performance standards
o	Hired a senior vice president of quality services and risk management
o	Added approximately 800 employees to enhance quality and clinical procedures
o	Implemented a satisfaction survey process to monitor progress

●	Revised staffing patterns to enhance the residents’ experience and provide quality outcomes

●	Met with state regulators to resolve licensing issues in high priority states

As compared to the second quarter of 2012, these measures resulted in approximately $ 5.1 million of additional salaries, wages and benefits, $0.3 million in additional food and kitchen related expenses and $0.3 million of consulting expenses. We believe they are necessary to accomplish our longer term goals of improving occupancy and profitability.  We continue to believe that poor economic conditions continue to hinder our ability to attract and retain private pay residents.

On a continuing residence basis, average private pay occupancy in the quarter ended September 30, 2012 decreased by 114 units as compared to the quarter ended September 30, 2011, while overall average daily revenue per occupied unit increased by 1.7%.  Private pay and overall revenues for the quarter ended September 30, 2012, decreased by $3.0 million from the quarter ended September 30, 2011.  We believe our success in attracting and maintaining private pay residents in the third quarter of 2012 was, and may continue to be, affected by the current poor general economic conditions and, as a result, promotional discounts may continue to be necessary to attract and retain private pay residents. Continuing poor general economic conditions, especially those related to high unemployment levels and poor housing markets, affect private pay occupancy and rates because:

■	family members are more willing and able to provide care at home;

■	residents have insufficient investment income or are unable to obtain necessary funds from the sale of their homes or other investments; and

■	independent living facilities are accepting traditional assisted living residents with home care services.

Index

The impact of these factors is referred to in this report as the “Economic Impact”.  In the event general economic conditions fail to improve or get worse, we believe there can be negative pressure on our private pay occupancy and rates.

Average occupancy as a percentage of total available units for all continuing residences in the quarters ended September 30, 2012 and 2011 was 59.5% and 62.4%, respectively.

From time to time, we may increase or reduce the number of units we actively operate, which may affect reported occupancy and occupancy percentages.

On June 15, 2012, in connection with litigation filed in April 2012 by Ventas, we signed and closed on an agreement with Ventas Realty, Limited Partnership (“Ventas Realty”) and MLD Delaware Trust (“MLD”) to purchase 12 residences consisting of 696 units for a purchase price of $97 million plus $3 million for a litigation settlement fee plus Ventas’s expenses in connection with the litigation. The residences, five located in Georgia, four in South Carolina and one in each of Florida, Alabama and Pennsylvania were previously operated by us under a master lease agreements with Ventas Realty and MLD.  The transaction was funded with borrowings available under our $125 million revolving credit agreement.  Subsequent to this acquisition, we now own 82% of our residences.

In the third quarter of 2012, we agreed to voluntarily surrender the assisted living license for 50 units which are part of a campus consisting of 164 independent and assisted living units in Alabama.  This decision was due to past regulatory noncompliance.  The apartments will reopen as independent living units.  We have several other residences with various degrees of regulatory issues.  The outcomes of these issues cannot be determined at this time.

Business Strategies

We plan to grow our revenue and operating income by:

■	increasing our private pay occupancy;

■	applying efficiencies achievable from operating a large number of senior living residences;

■	increasing the attractiveness and operating results of our portfolio by refurbishing and repositioning residences; and

■	adding or reducing the number of units available in our portfolio by acquiring, expanding upon or divesting assets.

Increasing our private pay occupancy

We continue to focus on increasing the number of residents in our communities by filling existing vacancies with private pay residents.  As discussed above, in the second quarter of 2012 we initiated programs to enhance the performance of our quality standards to improve customer satisfaction and restore our performance to meet quality standards to attract and retain residents.  We use a focused sales and marketing effort designed to increase demand for our services among private pay residents and to establish ALC as the provider of choice for residents who value wellness and quality of care. We intend to leverage our fixed cost structure and may provide incentives to attract a larger number of private pay residents.

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

On January 1, 2011 we closed two properties consisting of 39 units in Washington and 35 units in Idaho.  In the second quarter of 2011, we closed one property consisting of 23 units in Wisconsin and reopened two properties consisting of 33 units in Oregon and 39 units in Washington.  In the fourth quarter of 2011 we closed one property consisting of 60 units in Minnesota.  In the first quarter of 2012 we closed one property consisting of 56 units in Washington and in the second quarter of 2012 we closed an additional property consisting of 39 units in Idaho.  We believe the temporarily closed residences are located in markets with strong growth potential but require some updating and repositioning in the market.  Once underway, refurbishments are expected to take three to nine months to complete.  Following refurbishment, we expect these projects will take approximately twelve additional months to stabilize occupancy.  We spent approximately $200,000 to $400,000 on each of our reopened refurbishment projects and expect the cost of other refurbishments to be in that range.  We own 82% of our residences which provides us with significant flexibility.

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

■ Consolidated Results of Operations: This section provides an analysis of our results of operations for the three and nine month periods ended September 30, 2012 compared to the three and nine month periods ended September 30, 2011.

■ Liquidity and Capital Resources: This section provides a discussion of our liquidity and capital resources as of September 30, 2012, and our expected future cash needs.

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

Business Overview

Revenues

We generate substantially all of our revenue from private pay sources. Residents are charged an accommodation fee that is based on the type of accommodation they occupy and a service fee that is based upon their assessed level of care.  We generally offer studio, one-bedroom and two-bedroom accommodations. The accommodation fee is based on prevailing market rates of similar senior living accommodations. The service fee is based upon periodic assessments, which include input of the resident and the resident’s physician and family and establish the additional hours of care and service provided to the resident. We offer various levels of care for our residents who require less or more frequent and intensive care or supervision.  For the three month periods ended September 30, 2012 and 2011, approximately 76% and 75%, respectively, of our private pay revenue was derived from accommodation fees with the balance derived from service fees. Both the accommodation and level of care service fees are charged on a per day basis, pursuant to residency agreements.

Residence Operations Expenses

For all continuing residences, as defined below, residence operations expense percentages consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Wage and benefit costs	57%	60%	60%	60%
Property related costs	22	24	23	24
Other operating costs	21	16	17	16
Total	100%	100%	100%	100%

The largest component of our residence operations expense consist of wages and benefits and property related costs which include utilities, property taxes, and building maintenance related costs.  Other operating costs include food, advertising, insurance, and other operational costs related to providing services to our residents. Wage and benefit costs are generally variable (with the exception of minimum staffing requirements as provided from state to state) and can be adjusted with changes in census. Property related costs are generally fixed while other operating costs are a mix of fixed (i.e. insurance) and variable costs (i.e. food).  In the third quarter of 2012, other operating costs increased as a percentage of total operating costs primarily due to legal expenses associated with regulatory issues in the southeast, increased bad debt expense and higher food related costs related to our improved quality initiatives.

Key Performance Indicators

We manage our business by monitoring certain key performance indicators. We believe our most important key performance indicators are:

Census

Census is defined as the number of units rented at a given time.

Index

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

In addition, when material, we assess key performance indicators for residences that we operate in all reported periods, or “same residence” operations. Same residence operations include those residences that have been available for occupancy for the entire reporting period. For the three month periods ended September 30, 2012 and 2011, residences which are not considered “same residence” include four residences consisting of 194 units that were closed subsequent to October 1, 2011. For the nine month periods ended September 30, 2012 and 2011, in addition to those residences not considered “same residence” for the three month periods ended September 30, 2012 and 2011, one additional closed residence consisting of 23 units, a property addition consisting of 20 units which opened February 1, 2011, and two refurbished properties consisting of 72 units which reopened May 1, 2011 were also not considered “same residence.” The number of units, occupancy or payer mix associated with these residences were not materially different from data included in all continuing residences; therefore, same residence information has been omitted from our discussion of key performance indicators.

Index

ADC

All Continuing Residences

The following table sets forth our average daily census (“ADC”) for the three and nine month periods ended September 30, 2012 and 2011 for all of the continuing residences whose results are reflected in our condensed consolidated financial statements.

Average Daily Census

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Total ADC	5,251	5,628	5,365	5,602

During the third quarter of 2012, ADC decreased 6.7% from the third quarter of 2011. ADC decreased 5.6% due to the ending of certain rate concessions offered in 2011 and an increase in the market rates we charge as of January 1, 2012.  The remaining 1.1% was due to the planned reduction of residents paying through Medicaid.  In the nine month period ended September 30, 2012, ADC decreased 4.2% from the comparable period of 2011. ADC decreased 2.9% due to the ending of certain rate concessions offered in 2011 and an increase in the market rates we charge as of January 1, 2012.  The remaining 1.3% was due to the planned reduction of residents paying through Medicaid.

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

Because of the impact that developmental units have on occupancy rates, when material, we split occupancy information between mature and developmental units.  In general, developmental units are defined as the additional units in a residence that has undergone an expansion or in a new residence that has opened.  New units identified as developmental are classified as such for a period of no longer than twelve months after completion of construction.  The 20 expansion units that opened subsequent to January 1, 2011 and the two refurbished residences that reopened in the second quarter of 2011 constitute the developmental units at September 30, 2012.  All units that are not developmental are considered mature units. The number of units, occupancy or payer mix associated with the residences considered to be developmental and not mature are immaterial; therefore, mature versus development information has been omitted from our discussion of key performance indicators.

All Continuing Residences

The following table sets forth our occupancy percentages for the three and nine month periods ended September 30, 2012 and 2011 for all continuing residences whose results are reflected in our condensed consolidated financial statements:

Occupancy Percentage

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
All residences	59.5%	62.4%	60.4%	62.3%

Index

Occupancy percentages for all residences decreased from 62.4% and 62.3% in the three month and nine month periods ended September 30, 2011, to 59.5% and 60.4%, respectively, in the corresponding periods of 2012. The declines in our occupancy percentages for the three and nine months ended September 30, 2012 were primarily due to the ending of certain rate concessions offered in 2011 and an increase in the market rates we charge as of January 1, 2012.

Average Revenue Rate

All Continuing Residences

The following table sets forth our average daily revenue rates for the three and nine month periods ended September 30, 2012 and 2011 for all continuing residences whose results are reflected in our condensed consolidated financial statements.

Average Daily Revenue Rate

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Average daily revenue rate	$115.05	$113.09	$116.60	$114.81

The average daily revenue rate increased by 1.7% and 1.6% for the three and nine month periods ended September 30, 2012 compared to the comparable period in 2011.  For both periods, the average daily revenue rate increased primarily as a result of annual rate increases, but was partially offset by greater use of promotions.  Our ability to obtain rate increases has been impacted by the Economic Impact and may continue to be impacted if general economic conditions do not improve.

Number of Residences Under Operation

The following table sets forth the number of residences under operation as of September 30:

	2012	2011
Owned(1)	173	161
Under operating leases	38	50
Total under operation	211	211

Percent of residences:
Owned	82.0%	76.3%
Under operating leases	18.0	23.7
	100.0%	100.0%
(1)	Includes ten residences temporarily closed for refurbishment in 2012 and 2011.

Index

ADJUSTED EBITDA and ADJUSTED EBITDAR

The following table sets forth a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDAR for the three and nine month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net (loss)/income	$(4,042)	$5,763	$(23,502)	$17,050
Add: Benefit provision for income taxes	(2,641)	3,388	(15,344)	8,851
(Loss)/income from operations before income taxes	(6,683)	9,151	(38,846)	$25,901
Add:
Depreciation and amortization	6,526	5,807	18,088	17,260
Write-off of operating lease intangible, lease termination fee and litigation settlement	(25)	—	45,780	—
Asset Impairment	3,500	—	3,500	—
Interest expense, net	2,318	2,024	5,652	6,206
Non-cash equity based compensation	182	299	542	973
(Gain)/loss on disposal of fixed asset	(433)	(54)	(517)	(95)
Write-off of cost associated with projects not completed	—	—	504	—
Transaction expenses associated with property acquisition	—	—	1,046	—
Recovery of Purchase accounting associated with early termination of debt	—	(168)	—	(168)
Change in value of derivative and amortization	—	(164)	—	94
Gain on sale of securities	—	—	—	(910)
Write-Off of deferred financing fees	—	—	—	279
Adjusted EBITDA	5,385	16,895	35,749	49,540
Add: Lease expense	2,834	4,430	10,683	13,225
Adjusted EBITDAR	$8,219	$21,325	$46,432	$62,765

The following table sets forth the calculations of Adjusted EBITDA and Adjusted EBITDAR percentages for the three and nine month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Revenues	$55,576	$58,553	$171,417	$175,589
Adjusted EBITDA	$5,385	$16,895	$35,749	$49,540
Adjusted EBITDAR	$8,219	$21,325	$46,432	$62,765
Adjusted EBITDA as percent of total revenue	9.7%	28.9%	20.9%	28.2%
Adjusted EBITDAR as percent of total revenue	14.8%	36.4%	27.1%	35.7%

Both Adjusted EBITDAR and Adjusted EBITDA decreased in the third quarter of 2012 primarily due to an increase in residence operations expenses ($8.1 million) (this excludes the gain on disposal of fixed assets), an increase in general and administrative expenses ($2.0 million) (this excludes non-cash equity based compensation) and a decrease in revenue ($3.0 million) partially offset, for Adjusted EBITDA only, a decrease in residence lease expense ($1.6 million).

Both Adjusted EBITDA and Adjusted EBITDAR decreased in the nine months ended September 30, 2012 primarily from an increase in residence operations expenses ($8.6 million) (this excludes the gain on disposal of fixed assets and write-off of construction costs), a decrease in revenues discussed below ($4.2 million) and an  increase in general and administrative expenses ($3.5 million) (this excludes non-cash equity based compensation) and, for Adjusted EBITDA only, a decrease in residence lease expense ($2.5 million).
See “— Business Overview — Key Performance Indicators — Adjusted EBITDA and Adjusted EBITDAR” above for a discussion of our use of Adjusted EBITDA and Adjusted EBITDAR and a description of the limitations of such use.

Index

Consolidated Results of Operations

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

The following table sets forth details of our revenues and expenses as a percentage of total revenues for the three month periods ended September 30:

	2012	2011
Revenues	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	76.1	59.0
General and administrative	8.6	5.0
Residence lease expense	5.1	7.6
Lease termination and settlement	—	—
Depreciation and amortization	11.7	9.9
Impairment of fixed assets	6.3	—
Impairment of intangibles	—	—
Transaction costs	—	—
(Loss)/income from operations	(7.8)	18.5
Interest expense, net	(4.2)	(3.2)
Other	—	0.3
Income tax benefit/(expense)	4.8	(5.8)
Net (loss)/income	(7.2)%	9.8%

Revenues

Revenues in the third quarter of 2012 decreased by $3.0 million from the third quarter of 2011 primarily due to a decrease in private pay occupancy ($3.3 million), and the planned reduction in the number of units occupied by Medicaid residents ($0.4 million), partially offset by rate increases ($0.7 million).  Average private pay rates increased in the third quarter of 2012 by 1.2% from average private pay rates for the third quarter of 2011.  Average overall rates, including the impact of improved payer mix, increased in the third quarter of 2012 by 1.7% from comparable rates for the third quarter of 2011.

Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)

Residence operations expense increased $7.8 million, or 22.6%, to $42.3 million in the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011.  Residence operations expenses increased $5.0 million for higher salaries and benefits for new employees related to our improved quality and clinical initiatives, $1.0 million for increased building maintenance, $1.0 million for increased professional fees, $0.3 million for increased bad debt expense, $0.2 million for increased utility costs and $0.3 million for an increase in all other expenses.

General and Administrative

General and administrative costs increased $1.9 million, or 63.7% compared to the three month period ended September 30, 2011. General and administrative expenses increased $1.3 million for legal fees associated with the internal Board of Director’s investigation and the Securities and Exchange Commission investigation, $0.2 million for travel expenses, $0.1 million for board of director fees related to new board committees and an increase in the number of meetings held and $0.3 million for other administrative expenses.

Residence Lease Expense

Residence lease expense for the three month period ended September 30, 2012 decreased $1.6 million, or 36.0%, to $2.9 million from the three month period ended September 30, 2011.  Residence lease expense decreased $1.6 million because the 12 previously leased properties were purchased on June 15, 2012.

Index

Depreciation and Amortization

Depreciation and amortization increased $0.7 million to $6.5 million in the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011.  Depreciation and amortization increased $1.0 million primarily due to additional depreciation on the 12 buildings that were purchased on June 15, 2012, partially offset by a decline of $0.2 million in amortization because the operating lease intangible was written off in the second quarter of 2012 in conjunction with the purchase of the previously leased residences and $0.1 million due to the in place leases being completely amortized by the end of 2011.

Impairment of Fixed Assets

During the three months ended September 30, 2012, ALC recognized $3.5 million of impairment charges as a result of writing down the carrying value of assets to their estimated fair value as determined by independent third party appraisals. The gross carrying cost of land was written down by $0.2 million and the gross carrying cost of buildings was written down by $3.3 million.

Loss/Income from Operations

Loss from operations for the three month period ended September 30, 2012 was $4.4 million compared to income from operations of $10.8 million for the three month period ended September 30, 2011 due to the reasons described above.

Interest Income

Interest income was not significantly different in the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011.

Interest Expense

Interest expense increased $0.6 million to $2.3 million in the three month period ended September 30, 2012, compared to the three month period ended September 30, 2011.  The increase was primarily related to $0.5 million on the U. S. Bank Credit Facility caused by higher average outstanding balances, a $0.2 million increase in amortization of the debt valuation reserve, partially offset by $0.1 million in lower mortgage interest.

Loss/Income before Income Taxes

Loss before income taxes for the three month period ended September 30, 2012 was $6.7 million compared to income before income taxes of $9.2 million for the three month period ended September 30, 2011 due to the reasons described above.

Income Tax Benefit/Expense

Income tax benefit for the three month period ended September 30, 2012, was $2.6 million compared to income tax expense of $3.4 million for the three month period ended September 30, 2011.  Our effective tax benefit rate was 39.5% compared to our effective tax expense rate of 37.0% for the three month periods ended September 30, 2012, and 2011, respectively.  Our tax benefit rate in the three month period ended September 30, 2012 increased due to the size of our pre-tax loss relative to our permanent differences.

Net Loss/Income

Net loss for the three month period ended September 30, 2012, was $4.0 million compared to net income of $5.8 million for the three month period ended September 30, 2011, due to the reasons described above.

Index

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

The following table sets forth details of our revenues and expenses as a percentage of total revenues for the nine month periods ended September 30:

	2012	2011
Revenues	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	65.3	58.7
General and administrative	8.0	6.0
Residence lease expense	6.2	7.5
Lease termination and settlement	21.7	—
Depreciation and amortization	10.6	9.8
Impairment of intangibles	5.0	—
Impairment of fixed assets	2.0	—
Transaction costs	0.6	—
(Loss)/income from operations	(19.4)	18.0
Interest expense, net	(3.3)	(3.6)
Other	—	0.5
Income tax benefit/(expense)	9.0	(5.1)
Net (loss)/income	(13.7)%	9.8%

Revenues

Revenues in the nine months ended September 30, 2012 decreased by $4.2 million from the nine months ended September 30, 2011 primarily due to a decrease in private pay occupancy ($5.2 million), and the planned reduction in the number of units occupied by Medicaid residents ($1.3 million), partially offset by higher average daily revenue from rate increases ($1.7 million) and one additional day in the 2012 period due to leap year ($0.6 million).  Average rates increased in the nine months ended September 30, 2012 by 1.6% over average rates for the nine months ended September 30, 2011.

Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)

Residence operations expense increased $8.7 million, or 8.5%, to $111.9 million in the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011. Residence operations expenses increased $4.7 for new employees related to our improved quality and clinical initiatives, $1.3 million associated with higher professional fees associated with regulatory issues, $0.8 million from higher bad debt expense, $0.7 million for increased building maintenance, $0.5 million increase from the write off of projects which management determined would not be completed, $0.5 million increase in kitchen and food expenses related to our improved quality and clinical initiatives, and $0.3 increase in property taxes.

General and Administrative

General and administrative costs increased $3.1 million, or 29.6% compared to the nine month period ended September 30, 2011. General and administrative expenses increased $2.3 million for legal fees associated with the internal Board of Director’s investigation and Securities and Exchange Commission investigation, $0.4 million for consulting fees related to our public relations and quality initiatives, $0.4 million for new employee’s payroll related to our improved quality and clinical initiatives, $0.3 million for legal fees associated with litigation and lease termination matters with Ventas Realty, $0.3 million for increased board of director fees associated with new board level committees and an increase in the number of meetings held, $0.2 million for increased travel expenses, and $0.2 million for other administrative expenses, partially offset by a $1.0 million in bonus and stock option compensation reductions as a result of the forfeiture of employee stock options by the terminated Chief Executive Officer.

Residence Lease Expense

Residence lease expense for the nine month period ended September 30, 2012 decreased $2.5 million, or 19.2%, to $10.7 million from the nine month period ended September 30, 2011.  Residence lease expense decreased primarily due to the purchase of 12 previously leased properties on June 15, 2012.
Lease Termination and Settlement

On June 15, 2012, in connection with the settlement of litigation filed in April 2012 by Ventas, we signed and closed on an agreement with Ventas Realty and MLD to purchase 12 residences and settle a lawsuit brought by Ventas Realty against ALC with respect to the Master Leases, the Properties and the Guaranty of Lease for a purchase price of $100 million. The fair market value of the assets received as determined by third party appraisals was $62.8 million.  The net difference of $37.2 million represents the lease termination fee and cost to settle the lawsuit.

Index

Depreciation and Amortization

Depreciation and amortization increased $0.8 million to $18.1 million in the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011.  Depreciation increased $1.3 million primarily due to the purchase of the 12 previously leased residences on June 15, 2012.  Amortization expense decreased $0.3 million primarily because in place leases were fully amortized in 2011 and $0.2 million because the operating lease intangible was written off in the second quarter of 2012 in conjunction with the purchase of the 12 previously leased properties.

Impairment of Intangibles

Impairment of intangibles expense of $8.7 million occurred due to the purchase of 12 previously leased properties and the corresponding lease intangible was written off.

 Impairment of Fixed Assets

During the nine months ended September 30, 2012, ALC recognized $3.5 million of impairment charges primarily as a result of writing down the carrying value of assets to their estimated fair value as determined by independent third party appraisals. The gross carrying cost of land was written down by $0.2 million and the gross carrying cost of buildings was written down by $3.3 million.

Transaction Costs

Transaction costs of $1.0 million occurred due to the purchase of the 12 previously leased properties.

Loss/Income from Operations

Loss from operations for the nine month period ended September 30, 2012 was $33.2 million compared to income from operations of $31.4 million for the nine month period ended September 30, 2011 due to the reasons described above.

Interest Income

Interest income was not significantly different in the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011.

Interest Expense

Interest expense decreased $0.8 million to $5.7 million in the nine month period ended September 30, 2012, compared to the nine month period ended September 30, 2011.  Interest expense decreased $0.4 million on the U. S. Bank Credit Facility, $0.2 million on mortgage interest, $0.2 million from the amortization and write-off of deferred financing costs and $0.1 million on the amortization and change in value of derivatives, partially offset by a $0.2 million increase in amortization of the debt valuation reserve.

Other

Other income decreased by $0.9 million from gains associated with the sale of an equity investment during the nine month period ending September 30, 2011.

Loss/Income before Income Taxes

Loss before income taxes for the nine month period ended September 30, 2012 was $38.8 million compared to income before income taxes of $25.9 million for the nine month period ended September 30, 2011 due to the reasons described above.

Index

Income Tax Benefit/Expense

Income tax benefit for the nine month period ended September 30, 2012, was $15.3 million compared to income tax expense of $8.9 million for the nine month period ended September 30, 2011.  Our effective tax benefit rate was 39.5% compared to our effective tax expense rate of 34.2% for the nine month periods ended September 30, 2012, and 2011, respectively. Our effective expense rate was favorably impacted in the period ended September 30, 2011, by a settlement with Extendicare, Inc. regarding a dispute associated with a tax allocation agreement (10.7% reduction in 2011 period effective rate) entered into in connection with our separation from Extendicare in 2006.  Our effective tax rate excluding this settlement would have been 37.0%.  Our tax benefit rate in the nine month period ended September 30, 2012 increased due to the size of our pre-tax loss relative to our permanent differences.

Net Loss/Income

Net loss for the nine month period ended September 30, 2012, was $23.5 million compared to net income of $17.0 million for the nine month period ended September 30, 2011, due to the reasons described above.

Liquidity and Capital Resources

Sources and Uses of Cash

We had cash and cash equivalents of $2.7 million at both September 30, 2012, and December 31, 2011, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the nine month periods ended September 30:

	2012	2011
	(In thousands)
Cash (used in)/provided by operating activities	$(9,718)	$41,290
Cash used in investing activities	(77,304)	(7,961)
Cash provided by/(used in) financing activities	87,023	(44,094)
Increase/(decrease) in cash and cash equivalents	$1	$(10,765)

Cash used in operating activities was $9.7 million in the nine month period ended September 30, 2012, compared to cash provided by operating activities of $41.3 million in the nine month period ended September 30, 2011. Cash used in operating activities increased primarily from a decrease in net income of $40.6 million, a decrease in income taxes payable of $12.5 million, a decrease in deferred income taxes of $7.9 million and a decrease in deferred revenue of $6.8 million, partially offset by $12.2 million of write-offs on long-lived and intangible assets and an increase in accrued liabilities of $3.0 million.

Our working capital increased $6.7 million in the nine month period ended September 30, 2012, compared to December 31, 2011.  Working capital increased primarily because income tax receivable increased $11.6 million, deferred revenue decreased $2.6 million, accounts payable decreased $0.2 million, partially offset by an increase in current maturities of long-term debt of $3.9 million and an increase in accrued liabilities of $3.7 million.

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

Property and equipment increased $55.7 million in the nine months ended September 30, 2012, compared to December 31, 2011.  Property and equipment increased $62.8 million from the purchase of the 12 previously leased properties, and $15.4 million from capital expenditures (including new construction), partially offset by $17.7 million of depreciation expense and a write-down of $3.5 million for asset impairment.

Index

Total debt, including both current and long-term, was $180.3 million as of September 30, 2012, an increase of $92.0 million from $88.2 million at December 31, 2011.  The increase in debt was due to the purchase of 12 previously leased properties for $100 million including a $3 million litigation settlement fee, and offset by repayments on mortgage debt of $1.9 million.

Cash used in investing activities was $77.3 million for the nine months ended September 30, 2012, compared to $8.0 million in the nine months ended September 30, 2011.  Investment activities in the nine months ended September 30, 2012, consisted primarily of $62.9 million for the purchase of the 12 previously leased properties and $15.8 million for purchases of property and equipment (including new construction).  Investment activities in the nine months ended September 30, 2011, included purchases of property and equipment of $11.2 million (including new construction, and $0.2 million for the purchase of securities, partially offset by $3.3 million for the sale of securities.

Cash provided by financing activities was $87.0 million for the nine months ended September 30, 2012, compared to cash used by financing activities of $44.1 million in the nine months ended September 30, 2011.  Financing activities in the nine months ended September 30, 2012, included $173 million of proceeds from new borrowings on the revolving credit facility, partially offset by $79.1 million for the repayment of revolving debt, $4.6 million for the payment of dividends, $1.9 million for the repayment of other mortgage debt, and $0.4 million for payments for financing costs.  Financing activities in the nine months ended September 30, 2011, included $50.0 million for the repayment of the GE revolving debt, $63.0 million of repayment of revolving debt, $4.6 million for the payment of dividends, $1.9 million for payment of financing costs, $5.1 million for the repayment of other mortgage debt, and $0.8 million for the repurchase of 49,200 shares of Class A Common Stock, partially offset by $81.0 million of proceeds from borrowings on the new revolving credit facility and $0.3 million for the issuance of shares for stock options.

$125 Million Credit Facility

On February 18, 2011, ALC entered into a five year, $125 million revolving credit facility with U.S. Bank National Association as administrative agent, and certain other lenders (the “U. S. Bank Credit Facility”).  ALC’s obligations under the U.S. Bank Credit Facility are guaranteed by three ALC subsidiaries that own 31 residences with a combined net book value of $66.6 million and are secured by mortgage liens against such residences and by a lien against substantially all of the assets of ALC and those subsidiaries.    Interest rates applicable to funds borrowed under the facility are based, at ALC’s option, on either a base rate essentially equal to the prime rate plus a margin or LIBOR plus a margin that varies according to a pricing grid based on a consolidated leverage test.  The amendment increased the margins on base rate and LIBOR loans to 2.00% and 3.00%, respectively, and increased the quarterly commitment fee of .375% per annum on the unused portion of the facility to 0.5%.  Upon submission of quarterly covenants, we expect margins to increase to 2.5% and 3.0%.

On May 18, 2012, in anticipation of the Purchase Agreement, ALC entered into the first amendment to the U.S. Bank Credit Facility (the “First Amendment”). The First Amendment allowed ALC to exceed the limitation of $35,000,000 of consolidated growth capital expenditure per year. The First Amendment also limits ALC consolidated growth capital expenditures to $15,000,000 for the period from May 18, 2012 through December 31, 2012.  The annual limitation is restored to $35,000,000 for the year ended December 31, 2013 and each year thereafter.  ALC paid a fee of $0.4 million for the First Amendment which is being amortized over the remaining term of the revolving credit facility.

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

On August 1, 2012 ALC entered into waiver and amendment No. 2 to the U.S. Bank Credit Facility which provided for the definition of Consolidated EBITDA (as defined in the U.S. Bank Credit Facility) to be amended to i) allow the addition of the lease termination and settlement fee to net income to arrive at Consolidated EBITDA and ii) require ALC to remove from the collateral pool any residence with an occupancy percentage of less than 62% for two consecutive months and replace it with a residence with an occupancy greater than 62% and iii) require 70% of the aggregate value of the collateral pool to exceed the borrowing base.

Index

As of a result of this amendment, ALC is in the process of removing three properties comprising of 127 units and adding four properties comprising of 160 units to the collateral pool.

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

Outstanding borrowings under the facility at September 30, 2012, and December 31, 2011 were $105.9 million and $12.0 million, respectively.  In addition, the facility provided collateral for $5.8 million and $5.6 million in outstanding letters of credit at September 30, 2012 and December 31, 2011, respectively.  At September 30, 2012 and December 31, 2011, ALC was in compliance with all applicable covenants and available borrowings under the facility were $13.3 million and $107.4 million, respectively.

As further described in note 13 to the condensed consolidated financial statements in this report captioned "Subsequent Events," (i) the Board of Directors has implemented a plan to divest its seven owned residences in New Jersey, which as of September 30, 2012 had combined assets and liabilities of $18.8 million and $2.3 million, respectively, and (ii) a Special Committee of the Board will continue its strategic review process to explore corporate alternatives with a view to enhancing shareholder value.  ALC anticipates that, without the sale of certain of its properties, alternative sources of financing, and/or significant improvement in its cash generated from operations, it is unlikely that ALC will meet its covenant with respect to its maximum leverage ratio set forth in the U.S. Bank Credit Facility at December 31, 2012. The failure to satisfy this covenant or any other covenants would constitute a breach of, and potentially a default under, the U.S. Bank Credit Facility and other borrowings subject to cross-default provisions ($135.8 million in total as of September 30, 2012).  If the lenders were to declare a default under the U.S. Bank Credit Facility and ALC’s other borrowings subject to cross-default provisions, they could, among other remedies, accelerate the repayment of all existing borrowings, terminate ALC’s ability to make new borrowings and foreclose on their liens described above.  There is no assurance that ALC would be able to obtain financing to pay amounts owed under such circumstances.  ALC is pursuing measures to avoid a default under the U.S. Bank Credit Facility.  These measures include pursuing sales of certain of its properties, negotiating waivers or amendments with our existing lenders, and exploring alternative sources of financing.  ALC believes it will avoid a default under the U.S. Bank Credit Facility but can provide no assurances.

Debt Instruments

Except for the $100 million borrowings which funded the purchase of 12 leased properties for $63 million and the lease termination fee and lawsuit settlement for $37 million, there were no material changes in our debt obligations from December 31, 2011, to September 30, 2012, and, except as discussed above ALC was in compliance with all financial covenants in its debt agreements.

Principal Repayment Schedule

There were no material changes in our monthly debt service payments from December 31, 2011, to September 30, 2012, except for the acceleration of $3.7 million of the mortgage note due in 2014.

Letters of Credit

As of September 30, 2012, ALC had $5.8 million in outstanding letters of credit, all of which are collateralized by the $125 million revolving credit facility.  The letters of credit provide security for worker’s compensation insurance and have maturity dates ranging from October 2012 to March 2013.  On October 1, 2012, $0.8 million of the letters of credit were released.

Index

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

Restricted Cash

As of September 30, 2012, restricted cash consisted of $0.4 million of cash deposits as security for Oregon Trust Deed Notes and $1.6 million of cash deposits as security for HUD Insured Mortgages.

Off Balance Sheet Arrangements

ALC has no off balance sheet arrangements.

Cash Management

As of September 30, 2012, we held unrestricted cash and cash equivalents of $2.7 million.  We forecast cash flows on a regular monthly basis to determine the investment periods, if any, of certificates of deposit and we monitor daily incoming and outgoing expenditures to ensure available cash is invested on a daily basis when warranted.  As of September 30, 2012, approximately $2.4 million of our cash balances were held by Pearson to provide for potential insurance claims.

Future Liquidity and Capital Resources

At the present time and under the present circumstances, we believe our current and forecasted levels of cash flows, availability under our $125 million credit facility which matures in February 2016, and other available sources of capital, including possible refinancing of existing loans and availability of additional loans on unencumbered properties, will, except for the risk described in the following paragraph, be sufficient to fund operations, anticipated capital expenditures, required payments of principal and interest on our debt.  There can be no assurance that any such additional financing will be available or on terms that we find acceptable to us.

As further described in note 13 to the condensed consolidated financial statements in this report captioned "Subsequent Events," (i) the Board of Directors has implemented a plan to divest its seven owned residences in New Jersey, which as of September 30, 2012 had combined assets and liabilities of $18.8 million and $2.3 million, respectively, and (ii) a Special Committee of the Board will continue its strategic review process to explore corporate alternatives with a view to enhancing shareholder value.  ALC anticipates that, without the sale of certain of its properties, alternative sources of financing, and/or significant improvement in its cash generated from operations, it is unlikely that ALC will meet its covenant with respect to its maximum leverage ratio set forth in the U.S. Bank Credit Facility at December 31, 2012. The failure to satisfy this covenant or any other covenants would constitute a breach of, and potentially a default under, the U.S. Bank Credit Facility and other borrowings subject to cross-default provisions ($135.8 million in total as of September 30, 2012).  If the lenders were to declare a default under the U.S. Bank Credit Facility and ALC’s other borrowings subject to cross-default provisions, they could, among other remedies, accelerate the repayment of all existing borrowings, terminate ALC’s ability to make new borrowings and foreclose on their liens described above.  There is no assurance that ALC would be able to obtain financing to pay amounts owed under such circumstances.  ALC is pursuing measures to avoid a default under the U.S. Bank Credit Facility.  These measures include pursuing sales of certain of its properties, negotiating waivers or amendments with our existing lenders, and exploring alternative sources of financing.  ALC believes it will avoid a default under the U.S. Bank Credit Facility but can provide no assurances.

Share Repurchase

No shares of our Class A Common Stock were repurchased during the nine months ended September 30, 2012.  At September 30, 2012, $15 million remained available under our repurchase program.

Index

Dividends

The Board of Directors has confirmed that future dividends will be dependent on a number of factors including the Company’s financial condition, operating results, current and anticipated cash needs, plans for expansion, contractual restrictions, and other factors deemed relevant by the Board of Directors.

Accrual for Self-Insured Liabilities

At September 30, 2012, we had an accrued liability for settlement of self-insured liabilities of $2.0 million in respect of general and professional liability claims.  Claim payments were $0.8 million and $0.3 million for the nine month periods ended September 30, 2012 and September 30, 2011, respectively.  The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported.  We estimate that $0.5 million of the total $2.0 million liability will be paid in the next twelve months.  The timing of payments is not directly within our control, and, therefore, estimates are subject to change.  Provisions for general and professional liability insurance are determined using annual independent actuarial valuations.  We believe we have provided sufficient provisions for general and professional liability claims as of September 30, 2012.

At September 30, 2012, we had an accrual for workers’ compensation claims of $3.4 million.  Claim payments for the nine months ended September 30, 2012 and 2011 were $1.0 million and $2.0 million, respectively.  The timing of payments is not directly within our control, and, therefore, estimates are subject to change.  Provisions for workers compensation insurance are determined using annual independent actuarial valuations.  We believe we have provided sufficient provisions for workers’ compensation claims as of September 30, 2012.

At September 30, 2012, we had an accrual for medical insurance claims of $0.6 million.  The accrual is an estimate based on the historical claims per participant incurred over the historical lag time between dates of service and payment by our third party administrator.  The timing of payments is not directly within our control, and, therefore, estimates are subject to change.  We believe we have provided sufficient provisions for medical insurance claims as of September 30, 2012.

Unfunded Deferred Compensation Plan

At September 30, 2012, we had an accrual of $3.0 million for our unfunded deferred compensation plan.  We implemented an unfunded deferred compensation plan in 2005 which is offered to company employees who are defined as highly compensated by the Internal Revenue Code.  Participants may defer up to 10% of their base salary.

Contractual Obligations

Except for the purchase of 12 leased properties for $100 million, at September 30, 2012, there were no material changes in our contractual obligations outside of the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in conformity with GAAP.  For a full discussion of our accounting policies as required by GAAP, refer to our Annual Report on Form 10-K for the year ended December 31, 2011.  We consider certain accounting policies to be critical to an understanding of our condensed consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K

Index

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Disclosures

At September 30, 2012, our long-term debt, including the current portion, consisted of fixed rate debt of $71.6 million, exclusive of a $0.1 million purchase accounting market value adjustment, and variable rate debt of $105.9 million.  At December 31, 2011, our long-term debt, including the current portion, consisted of fixed rate debt of $76.1 million, exclusive of a $0.1 million purchase accounting market value adjustment, and variable rate debt of $12.0 million.

Our earnings are affected by changes in interest rates on unhedged borrowings under our $125 million credit facility.  At September 30, 2012, we had $102.0 million of variable rate borrowings based on LIBOR plus a premium and $3.9 million based on prime plus a premium.  As of September 30, 2012, our variable rate was 300 basis points in excess of LIBOR on LIBOR-based loans and 200 basis points in excess of prime on prime-based loans.   For every 1% change in LIBOR and prime, our interest expense will change by approximately $1.0 million and $39,000, respectively, annually.  This analysis does not consider changes in the actual level of borrowings or repayments that may occur subsequent to September 30, 2012.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

We enter into contracts for the purchase of electricity and natural gas for use in certain of our operations in order to reduce the variability of energy costs.  The deregulation of energy markets in selected areas of the country, the availability of products offered through energy brokers and providers, and our relatively stable demand for energy make it possible for us to enter longer term contracts to obtain more stable pricing.  It is ALC’s intent to enter into contracts solely for its own use.  Further, it is fully anticipated that ALC will make use of all of the energy contracted.  Expiration dates on our current energy contracts range from January 2013 to December 2013.  FASB guidance requires ALC to evaluate these contracts to determine whether the contracts are derivatives.  Certain contracts that meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales.  Normal purchases are contracts that provide for the purchase of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases and sales are documented and exempted from derivative accounting and reporting requirements.  ALC has evaluated these energy contracts and determined they meet the normal purchases and sales exception and therefore are exempted from derivative accounting and reporting requirements.

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

The previously disclosed internal investigation being conducted by the Board of Directors has been completed.  The Board has determined not to take any action.

On May 29, 2012, the Board of Directors terminated Ms. Bebo’s employment as CEO for cause.  On June 29, 2012, Ms. Bebo initiated an arbitration proceeding against ALC disputing the existence of cause for her termination and alleging that she is entitled to more than $2.4 million in severance pay and other termination benefits because her termination was without cause.  In addition, ALC learned, on or about October 15, 2012, that on July 26, 2012, Ms. Bebo filed a purported Sarbanes-Oxley whistleblower complaint with the Department of Labor, alleging that her termination was in retaliation for her suggestion that the Company disclose that the reason for the delay in its earnings report and earnings call, announced on May 3, 2012, was the above-described litigation with Ventas.  ALC has responded to Ms. Bebo’s claim in arbitration, denying the material allegations of Ms. Bebo’s demand.  ALC must submit its response to Ms. Bebo’s whistleblower complaint to the Department of Labor by December 5, 2012.  ALC will assert that Ms. Bebo’s complaint is without merit, and ALC will vigorously defend against Ms. Bebo’s arbitration demand and the whistleblower complaint.  ALC determined not to file a counterclaim in the arbitration, but retains the ability to file claims against Ms. Bebo, including for matters relating to her conduct and performance in her capacity as CEO of ALC.

On June 29, 2012, a lawsuit captioned Laurie Bebo v. Assisted Living Concepts, Inc. was filed in Waukesha County Circuit Court, State of Wisconsin.  The lawsuit seeks (1) an order requiring ALC to produce certain company records previously requested by Ms. Bebo as a former director of ALC and (2) a judgment requiring ALC to indemnify Ms. Bebo for all expenses incurred in connection with the Company’s internal investigation relating to the Ventas lease as well as to advance Ms. Bebo all expenses incurred by her in connection with this investigation.  On October 19, 2012, the court granted ALC’s motion to dismiss Ms. Bebo’s claim for access to company records and denied the motion to dismiss the claims for indemnification.  ALC will vigorously defend against Ms. Bebo’s claims.

On August 2, 2012, ALC was informed by the United States Securities and Exchange Commission (the ”SEC”) that the SEC staff is conducting an investigation relating to ALC.  As part of this investigation, the SEC issued a subpoena to ALC.  The subpoena, subsequently withdrawn and replaced by a new subpoena requesting additional information, requires ALC to produce documents on a number of topics, including, among others, compliance with occupancy covenants in the now-superseded lease with Ventas Realty, Limited Partnership and leasing of units for employee use.  ALC intends to cooperate fully with the SEC in its investigation.

On August 29, 2012, a putative securities class action lawsuit was filed against ALC and Ms. Bebo on behalf of individuals and entities who allegedly purchased or otherwise acquired ALC’s Class A Common Stock between March 12, 2011 and August 6, 2012.  The complaint, which has not yet been served on ALC, is captioned Robert E. Lifson, Individually and On Behalf of All Others Similarly Situated, v. Assisted Living Concepts, Inc. and Laurie A. Bebo, 2:12-cv-00884, and was filed in the United States District Court for the Eastern District of Wisconsin.  The lawsuit seeks damages and other relief for alleged violations of Section 10(b) of the Securities Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The allegations relate to disclosures made by ALC pertaining to ALC’s former lease with Ventas Realty, Limited Partnership.  On or about October 19, 2012, Steve Pasek filed a motion for appointment as lead plaintiff and approval of selection of lead counsel in this litigation.  ALC intends to vigorously defend itself against these claims.

Index

On September 13, 2012, a lawsuit was filed derivatively by an alleged stockholder of ALC against certain of ALC’s current and former executive officers and directors and ALC, as nominal defendant.  The complaint is captioned George Passaro, Individually and Derivatively on Behalf of Assisted Living Concepts, Inc. v. Laurie A. Bebo, et al., Case No. 12CV010106, and was filed in the Milwaukee County Circuit Court for the State of Wisconsin.  The complaint alleges that the individual defendants breached their fiduciary duties to exercise good faith to ensure that ALC was operated in a diligent, honest and prudent manner, and to exercise good faith in taking appropriate action to prevent and correct certain issues relating to ALC’s legal and regulatory compliance.  The lawsuit seeks damages and other relief in favor of ALC and the plaintiff’s costs and disbursements with respect to the litigation.  The plaintiff has agreed to extend ALC’s time to answer or move.  On or about October 19, 2012, ALC’s Board of Directors received a demand letter from another potential derivative plaintiff, David Raul.  ALC intends to vigorously defend itself against these claims.

Item 1A.	LEGAL RISK FACTORS.

The information presented below updates and should be read in conjunction with the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

We may not be able to satisfy certain financial covenants in our U.S. Bank Credit Facility. If we are not able to satisfy these covenants, obtain waivers of or amendments to the covenants, our lenders could declare a default and demand repayment.

As further described in note 13 to the condensed consolidated financial statements in this report captioned "Subsequent Events," (i) the Board of Directors has implemented a plan to divest its seven owned residences in New Jersey, which as of September 30, 2012 had combined assets and liabilities of $18.8 million and $2.3 million, respectively, and (ii) a Special Committee of the Board will continue its strategic review process to explore corporate alternatives with a view to enhancing shareholder value.  ALC anticipates that, without the sale of certain of its properties, alternative sources of financing, and/or significant improvement in its cash generated from operations, it is unlikely that ALC will meet its covenant with respect to its maximum leverage ratio set forth in the U.S. Bank Credit Facility at December 31, 2012. The failure to satisfy this covenant or any other covenants would constitute a breach of, and potentially a default under, the U.S. Bank Credit Facility and other borrowings subject to cross-default provisions ($135.8 million in total as of September 30, 2012).  If the lenders were to declare a default under the U.S. Bank Credit Facility and ALC’s other borrowings subject to cross-default provisions, they could, among other remedies, accelerate the repayment of all existing borrowings, terminate ALC’s ability to make new borrowings and foreclose on their liens described above.  There is no assurance that ALC would be able to obtain financing to pay amounts owed under such circumstances.  ALC is pursuing measures to avoid a default under the U.S. Bank Credit Facility.  These measures include pursuing sales of certain of its properties, negotiating waivers or amendments with our existing lenders, and exploring alternative sources of financing.  ALC believes it will avoid a default under the U.S. Bank Credit Facility but can provide no assurances.

Index

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following summary of repurchases of Class A Common Stock during the third quarter of 2012 is provided in compliance with Item 703 of Regulation S-K.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2012 to July 31, 2012	—	—	—	$15,000,000
August 1, 2012 to August 31, 2012	—	—	—	$15,000,000
September 1, 2012 to September 30, 2012	—	—	—	$15,000,000
Total	—	—	—	$15,000,000
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

Index

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

Additional risk factors are discussed under the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission and available through the Investor Relations section of our website, www.alcco.com; and in Part II, Item1A  Risk Factors of this report.

Index

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

John Buono
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: November 8, 2012

S- 1

Index

ASSISTED LIVING CONCEPTS, INC.

EXHIBIT INDEX TO SEPTEMBER 30, 2012 QUARTERLY REPORT ON FORM 10-Q

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

EI- 1