Form 10-K
period 2012-12-31
ASSISTED LIVING CONCEPTS INC
filed 2013-03-14
CIK 929994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):
Large accelerated filer ☐                      Accelerated filer ☑                         Non-accelerated filer ☐                    Smaller reporting company ☐
                                           (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $129 million.  For purposes of this computation shares of Class B Common Stock were assumed to have the same market value as Class A Common Stock.  Common shares held as of June 30, 2012 by executive officers, directors and holders of more than 5% of the outstanding common shares have been excluded from this computation because such persons or institutions may be deemed to be affiliates.  This determination of affiliate status is not a conclusive determination for any other purpose.

As of March 8, 2013, the registrant had 20,073,025 shares of its Class A Common Stock, $0.01 par value outstanding and 2,897,516 shares of its Class B Common Stock, $0.01 par value outstanding.

ASSISTED LIVING CONCEPTS, INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

ASSISTED LIVING CONCEPTS, INC.
PART I

ITEM 1	— BUSINESS

The Company

As of December 31, 2012, the 211 senior living residences of Assisted Living Concepts, Inc. (“ALC”) and its subsidiaries are located in 20 states in the United States and total 9,348 units.  ALC’s residences typically range from 40 to 60 units and offer residents a supportive, home-like setting and assistance with the activities of daily living.

ALC became an independent, publicly traded company listed on the New York Stock Exchange on November 10, 2006 (the “Separation Date”) when shares of ALC Class A and Class B Common Stock were distributed by Extendicare Inc. (“Extendicare”), to its stockholders (“the Separation”).

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

The following table summarizes the changes in the number of residences and units under operation by ALC since December 31, 2007:

	Residences	Units
December 31, 2007	208	8,535
Acquisition of eight leased residences	8	541
Expansion of four residences	—	78
December 31, 2008	216	9,154
Expansion of twelve residences	—	244
Combined two residences on one campus	(1)	—
December 31, 2009	215	9,398
Discontinued operations – formerly leased operations	(4)	(118)
Expansion of one residence	—	25
December 31, 2010	211	9,305
Expansion of one residence	—	20
December 31, 2011	211	9,325
Expansion of one residence	—	23
December 31, 2012	211	9,348

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

Our Business

We operate senior living residences that provide seniors with a supportive, home-like setting with care and services, including 24-hour assistance with activities of daily living, medication management, life enrichment, health and wellness, and other services either directly from ALC employees or indirectly through wholly-owned health care service subsidiaries. See “Our Services” below.  Our residences are in the middle of a broad spectrum of senior living options that ranges from apartments to skilled nursing facilities.  In general, the type of senior living residence that is appropriate for a senior depends on his or her particular preferences and life circumstances, especially health and physical condition and the corresponding level of care that he or she requires.  Seniors may move into one of our residences by choice or by necessity.  As of December 31, 2012, we have 211 residences containing 9,348 units located in 20 states of which at December 31, 2012, 173 were owned and 38 were leased.

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

Our Services

Seniors in our residences are individuals who, for a variety of reasons, elect not to live alone, but do not need the 24-hour medical care provided in skilled nursing facilities.  We design the services provided to these residents to respond to their individual needs and to improve their quality of life.  This individualized assistance is available 24 hours a day and includes routine health-related services, which are made available and are provided according to the residents’  individual needs and state regulatory requirements.  Available services include:

▪	general services, such as meals, activities, laundry and housekeeping;

▪	support services, such as assistance with medication, monitoring health status, coordination of transportation, and coordination with physician offices;

▪	personal care, such as dressing, grooming and bathing; and

▪	a safe and secure environment with 24-hour access to assistance.

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

Because we own rather than lease a significant number of our properties, we have the ability to add additional units onto existing properties without complications such as renegotiating leases with landlords.  Expansions are targeted where existing residences have demonstrated the ability to support increased capacity.  We continually evaluate ways to expand our portfolio of properties.  In 2012, we expanded one residence in Indiana, increasing it by 23 units.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview,” in this Annual Report for a discussion of our business strategies.

Servicemarks

We market and operate all of our residences under their own unique names.  We do not consider servicemarks to be important to our business.

The Merger Agreement

On February 25, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aid Holdings, LLC, a Delaware limited liability company (“Aid Holdings”), and Aid Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Aid Holdings (“Aid Merger Sub”), providing for the merger of Aid Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Aid Holdings. Aid Holdings and Aid Merger Sub are affiliates of TPG Capital, L.P.  At the effective time of the Merger, each share of Class A Common Stock issued and outstanding immediately prior to the effective time of the Merger (other than shares owned by the Company, Aid Holdings or any direct or indirect subsidiary of either of them) will be converted automatically into the right to receive $12.00 in cash, without interest (the “Class A Per Share Merger Consideration”). Each share of Class B Common Stock issued and outstanding immediately prior to the effective time of the Merger (other than shares owned by the Company, Aid Holdings or any direct or indirect subsidiary of either of them or stockholders who have properly exercised and perfected dissenters’ rights under Nevada law) will be converted automatically into the right to receive $12.90 in cash, without interest (as required under the Company’s amended and restated articles of incorporation based on the Class A Per Share Merger Consideration).

Consummation of the Merger is subject to various conditions, including, without limitation: (i) the approval by the holders of a majority of the voting power of outstanding shares of Class A Common Stock and Class B Common Stock, voting as a single class (with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes), (ii) the approval by the holders of a majority of the voting power of outstanding shares of Class A Common Stock, excluding shares owned, directly or indirectly, by holders of Class B Common Stock, Aid Holdings, Aid Merger Sub or officers or directors of the Company, or any of their respective affiliates, voting as a single separate class (which condition, pursuant to the terms of the Merger Agreement, may not be waived), (iii) the absence of any law, injunction, judgment or ruling that prohibits, restrains or makes illegal the consummation of the Merger and (iv) the accuracy of the parties’ respective representations and warranties and the performance of the parties’ respective covenants (in each case, subject to certain materiality thresholds).  In addition, the obligation of Aid Holdings and Aid Merger Sub to consummate the Merger is subject to (a) the absence, since the date of the Merger Agreement, of any change, effect, event, development, fact, occurrence or circumstance that, individually or in the aggregate, has had or would reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement) and (b) the receipt by Aid Holdings of certain state licenses and permits to operate the Company’s facilities. The Merger is expected to close in the summer of 2013, but we cannot be certain when or if the conditions to the closing of the Merger will be satisfied or, to the extent permitted, waived.

Seasonality

While our business generally does not experience significant fluctuations from seasonality, winter months tend to result in more residents exiting our residences due to illnesses requiring hospitalization or skilled nursing facility services.  Approximately 23%, 24%, and 23% of our residence operating expenses came from property related costs, including utilities, in 2012, 2011, and 2010, respectively.  Because we operate in many “four season states”, utility costs associated with heating and cooling our residences tend to fluctuate by season.  Generally, our first and third quarter utility costs tend to exceed our second and fourth quarter utility expenses by approximately 25% to 35%, respectively.

Working Capital

It is not unusual for us to operate with a negative working capital position because our revenues are collected more quickly, often in advance, than our obligations are required to be paid.  This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or used to repay longer term liabilities.  Because our borrowings under the $125 million revolving credit facility with U.S. Bank National Association, as administrative agent and collateral agent (“U.S. Bank”), and certain other lenders (the “U.S. Bank Credit Facility”) are due within the current year, the $108.0 million outstanding under the U.S. Bank Credit Facility was classified as a current liability in our consolidated financial statements.

Customers

Payments from residents (or their responsible parties) who pay us directly (“private pay”) comprised approximately 100%, 99% and 98% of our revenues in 2012, 2011 and 2010, respectively.  Our business is not materially dependent upon any single customer.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Medicaid Programs” below.

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

In the third quarter of 2012, we agreed to a resolution with the State of Alabama in which we voluntarily surrendered the assisted living license for 50 units which are part of a campus consisting of 164 independent living and assisted living units in Alabama, and the State of Alabama withdrew its notice of revocation asserting past regulatory noncompliance. The apartments have reopened as independent living units. We have several other residences with various degrees of regulatory issues. The outcomes of these issues cannot be determined at this time.

Health Privacy Regulations and Health Insurance Portability and Accountability Act

Our residences are subject to state laws to protect the confidentiality of our residents’ health information.  We have implemented procedures to meet the requirements of the state laws and we train our residence personnel on those requirements.

We are not a covered entity in respect of the Health Insurance Portability and Accountability Act of 1996, or HIPAA.  However, residences which electronically invoice state Medicaid programs are considered covered entities and are subject to HIPAA and its implementing regulations.  As of December 31, 2012, we electronically invoice the Medicaid program for one residence in the State of New Jersey. We use state provided software to reduce the complexity and risk in compliance with the HIPAA regulations.  HIPAA requires us to comply with standards for the exchange of health information at that residence and to protect the confidentiality and security of health data.  The Department of Health and Human Services has issued four rules that mandate the standards with respect to certain healthcare transactions and health information under HIPAA. The four rules pertain to:

▪	privacy standards to protect the privacy of certain individually identifiable health information;

▪	standards for electronic data transactions and code sets to allow entities to exchange medical, billing and other information and to process transactions in a more effective manner;

▪	security of electronic health information privacy; and

▪	use of a unique national provider identifier.

We believe we are in compliance with these rules as they currently affect our residence that electronically invoices state Medicaid programs.  We monitor compliance with health privacy rules including the HIPAA standards.  Should it be determined that we have not complied with the new standards, we could be subject to criminal penalties and civil sanctions.

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

In general, we believe that the markets in which we currently operate are capable of supporting only three or four senior living residences.

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

We believe our major competitive strengths are:

▪	the size and breadth of our portfolio, and the depth of our experience in the senior living industry;

▪
our ownership of 173 assisted living residences, or  82% of the total number of our residences, which increases our operating flexibility by allowing us to refurbish or expand residences to meet changing consumer demands without having to obtain landlord consent, and divest residences and exit markets at our discretion;

▪	the staffing model of our residences which emphasizes the importance we place on delivering quality care to our residents, with a particular emphasis on preventative care and wellness; and

▪	targeting communities based on their demographic profile, the average wealth of the population, and the cost of operating in the community.

Employees

As of December 31, 2012, we employed approximately 4,600 people, including approximately 450 registered and licensed practical nurses, 2,350 nursing assistants and 1,800 dietary, housekeeping, maintenance and other staff.

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

In the second quarter of 2012, we began a review of our operations which included identifying and evaluating operational issues affecting the delivery of care and services to our residents. These measures resulted in approximately $9.9 million of additional salaries, wages and benefits in the second half of 2012 as compared to the first half of 2012.  The higher level of expenses is expected to continue for the foreseeable future.

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

Our corporate headquarters also oversees our operations in our geographic divisions.  A small staff in the office is responsible for overseeing all operational aspects of our residences in the respective divisions through teams of professionals located throughout the area.  The area team is responsible for compliance with standards involving resident care, rehabilitative services, recruitment and personnel matters, state regulatory requirements, marketing and sales activities, transactional accounting support, and participation in state associations.

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

Legal Proceedings and Insurance

The provision of services in senior living residences involves an inherent risk of personal injury liability.  Senior living residences are subject to general and professional liability lawsuits alleging negligence of care and services and related legal theories.  Some of these lawsuits may involve substantial claims and can result in significant legal defense costs.  See “Item 3. Legal Proceedings” below.

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

Available Information

We file our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports with the U.S. Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934.  A copy of any document we file with the SEC is available for review at the SEC's public reference room, 100 F Street, N.E., Washington, D.C. 20549. The SEC is reachable at 1-800-SEC-0330 for further information on the public reference room.  Our SEC filings are also available to the public on the SEC's Web site at http://www.sec.gov.

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

Risks Related to Our Announced Merger

There are a number of risks and uncertainties associated with the proposed Merger. Failure to complete the proposed Merger could negatively impact our business, financial condition, results of operations or stock price.

As discussed in “Item 1 – Business”, we have entered into an Agreement and Plan of Merger, dated as of February 25, 2013, with Aid Holdings and Aid Merger Sub, which contemplates the Merger of Aid Merger Sub with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Aid Holdings.  A number of risks and uncertainties are associated with the proposed Merger. For example, the Merger may not be consummated in the time frame or manner currently anticipated or at all, as a result of several factors, including, among other things, the failure of one or more of the Merger Agreement’s closing conditions or litigation relating to the Merger. In addition, there can be no assurance that the approvals of our stockholders will be obtained, that certain state licenses and permits to operate the Company’s facilities will be obtained by Aid Holdings, that the other conditions to closing of the Merger will be satisfied or, to the extent permitted, waived or that other events will not intervene to delay or result in the termination of the Merger.  If the Merger is not effected on or before September 16, 2013, either Aid Holdings or the Company may terminate the Merger Agreement unless such party has breached in any material respect its obligations under the Merger Agreement in any manner that shall have substantially contributed to the failure of the Merger to be consummated on or before September 16, 2013.  If the proposed Merger is not completed, we will be subject to several risks, including:
•	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees;
•
customers and other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with other parties or seek to alter their business relationships with us;

•	we may be required to pay a termination fee of $7,250,000 to Aid Holdings and reimburse up to $2,750,000 of Aid Holdings’ expenses if the Merger Agreement is terminated under certain circumstances;
•	we would not realize any of the anticipated benefits of having completed the proposed Merger;
•	the price of the Company’s Class A Common Stock may decrease to the extent that the current market price of such Class A Common Stock reflects an assumption that the Merger will be consummated; and
•	the Company could experience additional costs in refinancing the U.S. Bank Credit Facility.

The proposed Merger could cause disruptions to the Company’s business or business relationships, which could have an adverse impact on the Company’s results of operations, liquidity and financial condition.

Under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the proposed Merger, which could have an adverse impact on the Company’s results of operations, liquidity and financial condition. Such restrictions could adversely affect our ability to realize certain of our business strategies or to pursue opportunities that may arise prior to the closing of the Merger.  Furthermore, as a result of the proposed Merger, our management and Board of Directors have devoted and will continue to devote a significant amount of time and attention to the proposed Merger.  In addition, the Company has incurred, and will continue to incur, significant fees and expenses for professional services and other transaction costs in connection with the Merger, and many of these fees, expenses and costs are payable regardless of whether or not the Merger is consummated.  The Company’s relationships with customers, employees or suppliers may be adversely impacted following the announcement of the Merger Agreement, which may adversely affect its ability to hire and retain key personnel and its suppliers may seek alternative relationships with third parties or seek to alter their present business relationships with the Company.

Risks Relating to Our Business

Unfavorable economic conditions, such as recessions, high unemployment, and declining housing markets, adversely affect the ability of seniors to afford our resident fees and could cause occupancy, revenues, and earnings to decline.

Economic downturns limit the ability of seniors to afford our resident fees.  High unemployment levels may limit the ability of family members to provide financial support and may provide family members with the time necessary to take care of seniors in their homes.  Some residents depend on income from the sale of their homes or from other investments or financial support from family members in order to afford our resident fees.  Costs to seniors associated with senior living services are not generally reimbursable under government reimbursement programs such as Medicare and Medicaid.  Our occupancy rates and revenues could decline if we are unable to retain or attract seniors with sufficient income, assets or other resources required to pay the fees associated with senior living services.  If our average daily census in 2012 had decreased by one percentage point proportionately across all payer sources, we estimate our revenue would have decreased by approximately $2.3 million.

We face numerous competitors and, if we are unable to compete successfully, we could lose occupancy, revenues and earnings.

Our business is highly competitive. We compete locally and regionally with other long-term care providers, including assisted and independent living providers, congregate care providers, home healthcare providers, skilled nursing facilities, and continuing care retirement communities, including both for-profit and not-for-profit entities.  We compete based on price, the types of services provided, quality of care, reputation, the age and appearance of residences and location.  Because there are relatively few barriers to entry in the senior living industry, competitors could enter the areas in which we operate with new residences or upgrade existing residences and offer residents more appealing residences with more amenities than ours at a lower cost.  The availability and quality of competing residences in the areas in which we operate can significantly influence occupancy levels in our residences.  The entrance of any additional competitors or the expansion of existing competing residences could result in our loss of occupancy, revenues and earnings.

If we fail to cultivate new or maintain existing relationships with resident referral sources in the markets in which we operate, our occupancy, revenues, and earnings may deteriorate.

Our ability to improve our overall occupancy, revenues and earnings depends on our reputation in the communities we serve and our ability to successfully market to our target population.  A large part of our marketing and sales efforts is directed towards cultivating and maintaining relationships with key community organizations who work with seniors, physicians and other healthcare providers in the communities we serve, and whose referral practices significantly affect the choices seniors make with respect to their long-term care needs.  If we are unable to successfully cultivate and maintain strong relationships with these community organizations, physicians and other healthcare providers, our occupancy, revenues and earnings could decline.

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

We compete with other healthcare providers for residence directors and nurses and with various industries for healthcare assistants and other employees.  A shortage of nurses and other trained personnel and general inflationary pressures may force us to enhance our wage and benefits packages in order to compete for and retain qualified personnel.  In order to supplement staffing levels, we periodically may be forced to use more costly temporary help from staffing agencies.  Because labor costs represent a substantial portion of our operating expenses, increases in wage rates could increase costs and reduce earnings.  In addition, regulatory changes could increase staffing requirements which could increase costs and reduce earnings.

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

We operate in a regulated industry.  Failure to comply with laws or government regulation could lead to fines, penalties and loss of licenses.

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

We are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations.  An adverse review, audit or investigation could result in refunding, fines, penalties, loss of licenses and other sanctions, loss of our right to participate in one or more private payer networks, requirements to modify our operations and damage to our reputation.  We also are subject to potential lawsuits under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry.  These lawsuits can involve significant monetary awards to private plaintiffs who successfully bring these suits.

There are significant costs associated with pending governmental investigations and inquiries, and the ultimate outcome of these matters is uncertain.

We have been informed that ALC is the subject of an investigation by the SEC.  As part of this investigation, the SEC has issued subpoenas to us, and we have produced documents to the SEC as required on a number of topics, including ALC’s performance of its obligations under its former lease of certain facilities from Ventas Realty, Limited Partnership (“Ventas Realty”).  It is not possible to predict the outcome of the SEC investigation, which could include, among other things, the imposition of fines or the commencement of enforcement proceedings.  We have incurred substantial legal expenses to date in connection with the SEC investigation and will likely continue to do so during 2013.  We intend to cooperate fully with the SEC in its investigation.

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

Risks Relating to Our Indebtedness and Lease Arrangements

But for the most recent amendment to our U.S. Bank Credit Facility, we would not be in compliance with the maximum consolidated leverage ratio covenant of the U.S. Bank Credit Facility. If we do not consummate the transactions contemplated by the Merger Agreement or do not refinance the U.S. Bank Credit Facility, in either case, within the timeframe described in the most recent amendment, or we do not obtain waivers of or amendments to the covenants, our lenders could declare a default and demand repayment.

As of December 31, 2012, we had approximately $108.0 million of indebtedness outstanding under the U.S. Bank Credit Facility. This indebtedness is secured by the assets of, and is guaranteed by, certain of our subsidiaries. Our U.S. Bank Credit Facility includes financial covenants which require us to maintain compliance with certain financial ratios during the term of the agreement. Failure to comply with the financial covenants is an event of default under the U.S. Bank Credit Facility. In an event of default, the lenders have the right to accelerate repayment of all outstanding indebtedness, impose a higher default interest rate and take any and all action, at their sole option, to collect monies owed to them, including enforcing and foreclosing on their security interest. Although we continue to be current with all principal and interest payments with our lenders, we entered into the Waiver & Amendment No. 3 to Credit Agreement (the “Third Amendment”) with our lenders on December 31, 2012 to waive “Existing Alleged Defaults” under the U.S. Bank Credit Facility potentially arising from certain events and matters, and specifically to waive any noncompliance with the maximum consolidated leverage ratio of the U.S. Bank Credit Facility, which occurs (i) on or before December 31, 2012, (ii) from the date of the Third Amendment through March 31, 2013, and (iii) from and after the date ALC provides the lenders with a fully-executed agreement which provides for the repayment of all of the obligations under the U.S. Bank Credit Facility within a reasonable period of time through August 15, 2013, subject to extension to September 30, 2013 (for so long as the contemplated agreement is in full force and effect).   The Merger Agreement was delivered to U.S. Bank on February 27, 2013 in satisfaction of the requirement that we provide to the lenders, on or before March 31, 2013, a fully-executed agreement which provides for the repayment of all of the obligations under the U.S. Bank Credit Facility within a reasonable period of time.  As a result, compliance with the maximum consolidated leverage ratio was waived through August 15, 2013, subject to extension to September 30, 2013, for so long as the Merger Agreement remains in full force and effect.

The failure to satisfy any covenant in the Third Amendment or any other covenants in the U.S. Bank Credit Facility would constitute a breach of, and potentially a default under, the U.S. Bank Credit Facility and other borrowings subject to cross-default provisions ($23.8 million in total as of December 31, 2012). If the lenders were to declare a default under the U.S. Bank Credit Facility and ALC’s other borrowings subject to cross-default provisions, they could, among other remedies, accelerate the repayment of all existing borrowings, terminate ALC’s ability to make new borrowings and foreclose on their liens described above. If our obligations under the U.S. Bank Credit Facility are accelerated, funding may not be available on favorable terms, if at all, or without potentially very substantial dilution to our stockholders.

Our U.S. Bank Credit Facility, existing mortgage loans and lease agreements contain covenants that restrict our operations.  Any default under such facilities, loans or leases could result in the acceleration of indebtedness, cross-defaults, or lease terminations, any of which would negatively impact our liquidity and our ability to grow our business and increase revenues.

Our U.S. Bank Credit Facility contains financial covenants and cross-default provisions that may inhibit our ability to grow our business and increase revenues. In some cases, indebtedness is secured by both a mortgage on a residence (or residences) and a guaranty by us.  In the event of a default under one of these scenarios, the lender could avoid judicial procedures required to foreclose on real property by declaring all amounts outstanding under the guaranty immediately due and payable and requiring us to fulfill our obligations to make such payments.  In addition, our leases contain financial and operating covenants and cross default provisions.  Breaches of certain lease covenants could give the landlord the right to require us to pre-pay future lease payments, write off our related assets, and replace us with new operators.  The realization of any of these scenarios could have an adverse effect on our financial condition and capital structure.  Further, because our mortgages and leases generally contain cross-default and cross-collateralization provisions, a default by us related to one residence could affect a significant number of residences and their corresponding financing arrangements and leases which could have a material adverse effect on our business as a whole.

If we do not comply with the requirements prescribed within our leases or debt agreements pertaining to revenue bonds, we would be subject to financial penalties.

In connection with the construction or lease of some of our residences, we or our landlord issued federal income tax exempt revenue bonds guaranteed by the states in which they were issued.  Under the terms of the debt agreements relating to some of these bonds, we are required, among other things, to lease or make available at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code.  Non-compliance with these restrictions may result in an event of default and cause us to incur fines and other financial costs.  For revenue bonds issued pursuant to our lease agreements, an event of default would result in a default of the terms of the lease and could adversely affect our financial condition and results of operations.

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

As of March 8, 2013, Thornridge Holdings Limited (“Thornridge Holdings”) owned approximately 94% of the outstanding shares of our Class B Common Stock and approximately 2% of the outstanding shares of our Class A Common Stock, which together represents approximately 56% of the total voting power of our common stock.  Accordingly, Thornridge Holdings generally has the ability to influence or control matters requiring stockholder approval, including the nomination and election of directors and the determination of the outcome of corporate transactions such as mergers, acquisitions and asset sales.  Our chairman, Mr. David J. Hennigar, is chairman, chief executive officer and a director of Thornridge Holdings.  Mr. Hennigar disclaims beneficial ownership of the shares held by Thornridge Holdings.  In addition, the disproportionate voting rights of our Class B Common Stock may make us a less attractive takeover target.  In connection with the execution of the Merger Agreement, Thornridge Holdings entered into a voting agreement pursuant to which Thornridge Holdings has agreed to, among other things, vote all of its shares of Company Stock in favor of the transactions contemplated under the Merger Agreement and vote against any alternative acquisition proposals.  The voting agreement terminates upon the termination of the Merger Agreement.

Our corporate governance documents may delay or prevent an acquisition of us that stockholders may consider favorable.

Our amended and restated articles of incorporation and amended and restated bylaws include a number of provisions that may deter hostile takeovers or changes of control. These provisions include:

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

As of December 31, 2012, our 211 residences were located in 20 states, and contain 9,348 units.  We own 173 residences and lease 38 residences pursuant to operating leases.

Our senior living operations are outlined in the following table:

	Owned			Leased from Others		Total Residences Under Operation
	Number	Encumbered(1)	Units	Number	Units	Number	Units
Texas	34	17	1,386	7	277	41	1,663
Indiana	21	12	963	2	78	23	1,041
Washington	13	—	588	8	308	21	896
Ohio	15	4	623	5	191	20	814
Wisconsin	12	8	712	—	—	12	712
Oregon	10	7	347	4	158	14	505
Iowa	6	2	434	1	35	7	469
Pennsylvania	11	10	432	—	—	11	432
Arizona	7	2	324	2	76	9	400
South Carolina	10	7	394	—	—	10	394
Idaho	5	1	231	4	148	9	379
Nebraska	5	2	168	4	156	9	324
Georgia	5	—	289	—	—	5	289
New Jersey	7	1	273	1	39	8	312
Louisiana	4	2	215	—	—	4	215
Michigan	4	3	180	—	—	4	180
Alabama	1	—	164	—	—	1	164
Minnesota	1	—	60	—	—	1	60
Kentucky	1	1	55	—	—	1	55
Florida	1	—	44	—	—	1	44
Total	173	79	7,882	38	1,466	211	9,348
(1)  Certain of our properties are pledged as collateral under debt obligations.  See Note 11 to our consolidated financial statements.

Corporate Offices

We own our corporate headquarters which is located in Menomonee Falls, Wisconsin.

ITEM 3	— LEGAL PROCEEDINGS

ALC is involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to commercial contracts and premises and professional liability matters.  Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect the results of operations on a quarter-to-quarter basis, we believe that the outcome of such legal and other matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.  See “Legal Proceedings and Insurance” in Item 1 of this report.

In addition, we are involved in the following legal matters:

On May 29, 2012, the Board of Directors terminated Ms. Laurie Bebo’s employment as President and CEO for cause.  On June 29, 2012, Ms. Bebo initiated an arbitration proceeding against ALC disputing the existence of cause for her termination and alleging that she is entitled to more than $2.4 million in severance pay and other termination benefits because her termination was without cause.  That arbitration is being administered by the American Arbitration Association.  In addition, ALC learned, on or around October 15, 2012, that on July 26, 2012, Ms. Bebo filed a purported Sarbanes-Oxley whistleblower complaint with the Occupational Safety and Health Administration of the U.S. Department of Labor.  Ms. Bebo’s whistleblower complaint alleges that her termination was in retaliation for her purported suggestion that ALC disclose that the reason for the delay in its earnings report and earnings call, announced on May 3, 2012, was the litigation filed against ALC by Ventas Realty on April 26, 2012 (which litigation was dismissed with prejudice as part of a transactional resolution with Ventas Realty in June 2012).  ALC has responded to Ms. Bebo’s claim in arbitration, denying the material allegations of Ms. Bebo’s demand.  ALC has also responded to Ms. Bebo’s whistleblower complaint, asserting that Ms. Bebo’s complaint is legally and factually without merit.  ALC will continue to vigorously defend against Ms. Bebo’s arbitration demand and the whistleblower complaint.  ALC determined not to file a counterclaim in the arbitration, but retains the ability to file claims against Ms. Bebo, including for matters relating to her conduct and performance in her capacity as CEO of ALC.

On June 29, 2012, a lawsuit captioned Laurie Bebo v. Assisted Living Concepts, Inc. was filed in Waukesha County Circuit Court, State of Wisconsin.  The lawsuit seeks an order requiring ALC to produce certain company records previously requested by Ms. Bebo as a director of ALC and a judgment requiring ALC to indemnify Ms. Bebo for all expenses incurred in connection with ALC’s internal investigation relating to the Ventas lease as well as to advance Ms. Bebo all expenses incurred by her in connection with the investigation.  On October 19, 2012, the court granted ALC’s motion to dismiss Ms. Bebo’s claim for access to company records and allowed the claims for indemnification.  ALC will continue to vigorously defend against Ms. Bebo’s claims.

On August 2, 2012, ALC was informed by the SEC that the SEC staff is conducting an investigation relating to ALC.  As part of this investigation, the SEC issued a subpoena to ALC.  The first subpoena was subsequently withdrawn and replaced by a new subpoena requesting additional information.  In compliance with the subpoenas, ALC has produced to the SEC documents on a number of topics, including, among others, compliance with occupancy covenants in the now-terminated lease with Ventas Realty and leasing of units for employee use.  ALC intends to cooperate fully with the SEC in its investigation.

On August 29, 2012, a putative securities class action lawsuit was filed against ALC and Ms. Bebo on behalf of individuals and entities who allegedly purchased or otherwise acquired ALC’s Class A Common Stock between March 12, 2011 and August 6, 2012.  The complaint, captioned Robert E. Lifson, Individually and On Behalf of All Others Similarly Situated, v. Assisted Living Concepts, Inc. and Laurie A. Bebo, 2:12-cv-00884, was filed in the United States District Court for the Eastern District of Wisconsin.  On November 14, 2012, the court approved the Pension Trust for Operating Engineers as lead plaintiff in the action and also appointed lead counsel for the putative class.  An amended complaint was filed on February 15, 2013, among other things changing the start date of the class period to March 4, 2011.  The lawsuit, as amended, asserts that ALC did not accurately disclose occupancy data, falsely touted the success of its “private pay” business model, and falsely reported that it was in compliance with its former lease with Ventas Realty, and seeks damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, plus an award of plaintiff’s legal fees and expenses with respect to the litigation. ALC intends to vigorously defend itself against these claims.

On September 13, 2012, a lawsuit was filed derivatively by an alleged stockholder of ALC against certain of ALC’s current and former executive officers and directors and ALC, as nominal defendant.  The complaint is captioned George Passaro, Individually and Derivatively on Behalf of Assisted Living Concepts, Inc. v. Laurie A. Bebo, et al., Case No. 12CV010106, and was filed in the Milwaukee County Circuit Court for the State of Wisconsin.  The complaint alleges that the individual defendants, which include all of ALC’s directors at the filing date of the lawsuit, certain senior officers and Ms. Bebo, breached their fiduciary duties to exercise good faith to ensure that ALC was operated in a diligent, honest and prudent manner, and to exercise good faith in taking appropriate action to prevent and correct certain issues relating to ALC’s legal and regulatory compliance.  The lawsuit seeks damages and other relief in favor of ALC and the plaintiff's costs and disbursements with respect to the litigation.  On February 15, 2013, the defendants filed motions to dismiss the complaint.  ALC believes that this lawsuit is without merit.

On or around October 19, 2012, ALC’s Board of Directors received a demand letter from another potential derivative plaintiff, David Raul, asserting matters similar to those asserted in the Passaro complaint.  The Board of Directors has determined to defer detailed consideration of Mr. Raul’s demand until a ruling on the motion to dismiss the Passaro action and has so informed Mr. Raul.

On December 21, 2012, a lawsuit was filed derivatively by an alleged stockholder of ALC against certain of ALC’s current and former executive officers and directors and ALC, as nominal defendant. The complaint is captioned Guy Somers, Derivatively on Behalf of Assisted Living Concepts, Inc. v. Laurie A. Bebo, et al., Case No. A-12-674054-C, and was filed in the Eighth Judicial District Court of the State of Nevada in and for Clark County.  The substantive allegations of the Somers complaint, as originally filed, were similar to the allegations in the Passaro litigation described above, and focused upon ALC’s alleged failure to comply with state regulatory and licensing requirements bearing upon the operation of assisted living facilities, and the defendants’ alleged failure to take action to correct the claimed regulatory noncompliance.  Unlike the Passaro complaint, which purports to allege only a breach of the fiduciary duty of good faith, the original Somers complaint purported to allege four causes of action, for breach of fiduciary duty, contribution and indemnification, waste of corporate assets, and unjust enrichment.

On February 28, 2013, the Somers plaintiff filed an amended complaint.  While repeating the substantive allegations contained in the original complaint, the amended complaint added new claims, purportedly asserted on a class action basis, against ALC’s directors and certain newly added defendants arising from the proposed sale of ALC to affiliates of TPG Capital, L.P., announced on February 26, 2013 (the “Proposed Sale”).  The amended complaint is captioned Guy Somers, Derivatively on Behalf of Assisted Living Concepts, Inc. and on Behalf of all Others Similarly Situated v. Laurie A. Bebo, et al., and names as additional defendants TPG Capital, L.P., Aid Holdings, LLC and AID Merger Sub, LLC.  The newly asserted claims allege that (i) certain of ALC’s directors breached their fiduciary duties in connection with the Proposed Sale, and (ii) TPG Capital, L.P. and its affiliates aided and abetted the claimed fiduciary breaches by the aforementioned directors.  The relief sought in the amended complaint on behalf of the purported shareholder class includes, among other things, an injunction prohibiting the consummation of the Merger and attorneys’ costs and fees.  ALC believes that this lawsuit is without merit.

On March 4, 5, and 6, 2013, three additional complaints, all purportedly asserted on a class action basis, were filed in the Eighth Judicial District Court of the State of Nevada in and for Clark County, captioned Scott Simpson, on behalf of himself and all others similarly situated v. Assisted Living Concepts, Inc., et al., Case No. A-13-677683-C, David Raul as Custodian for Malka Raul Utma NY, on behalf of itself and all others similarly situated v. Assisted Living Concepts, et al., Case No. A-13-677797-C, and Elizabeth Black, Individually and on behalf of all others similarly situated v. Assisted Living Concepts, Inc., et al., Case No. A-13-677838-C, respectively.  Each of these complaints asserts claims that ALC’s directors breached their fiduciary duties to ALC stockholders in connection with the Proposed Sale.  These complaints further claim that TPG Capital, L.P., Aid Holdings, LLC and Aid Merger Sub, LLC aided and abetted those alleged breaches of fiduciary duties.

Also on March 6, 2013, another putative class action complaint was filed in the Eighth Judicial District Court of the State of Nevada in and for Clark County, captioned The Joel Rosenfeld IRA, On Behalf of Itself and All Others Similarly Situated v. Assisted Living Concepts, Inc., et al., Case No. A-13-677902-C, against ALC and certain of its directors.  This complaint alleges the directors breached their fiduciary duties in connection with the Proposed Sale.

The plaintiffs in the Simpson, Raul, Black and Rosenfeld actions seek equitable relief, including an injunction preventing the consummation of the Proposed Sale, rescission or rescissory damages in the event the Proposed Sale is consummated, and an award of attorneys’ and other fees and costs.  ALC believes that these lawsuits are without merit.

ITEM 4	— MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are the executive officers of ALC, together with their ages, positions and business experience for the past five years.  All executive officers hold office at the pleasure of the Board of Directors.

Name	Age	Position
Charles H. Roadman II, M.D.	69	President and Chief Executive Officer
John Buono	49	Senior Vice President, Chief Financial Officer and Treasurer
Walter A. Levonowich	56	Vice President and Controller
Mary T. Zak-Kowalczyk	49	Vice President and Corporate Secretary

Charles H. Roadman II, M.D. Dr. Roadman has served as a director of the Company since 2006 and became ALC's interim President and Chief Executive Officer in May 2012 in connection with the departure of Laurie A. Bebo. Dr. Roadman is a retired President and Chief Executive Officer of the American Health Care Association (1999 to 2004) and former Surgeon General of the U.S. Air Force (1996 to 1999). Prior to November 10, 2006, he was a director of Extendicare. Dr. Roadman serves as a director and advisor on a number of private corporate boards.

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

Effective March 16, 2009, we implemented a one-for-five reverse stock split of our Class A Common Stock, par value $0.01 per share, and Class B Common Stock, par value $0.01 per share, and on May 20, 2011, we implemented a two-for-one stock split of our Class A Common Stock and Class B Common Stock.  All share amounts, stock prices, and per share data in this report have been adjusted to reflect the stock splits.

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

	High	Low
2012:
First quarter	$17.69	$14.57
Second quarter	$20.33	$12.51
Third quarter	$15.10	$6.93
Fourth quarter	$9.80	$7.41

2011:
First quarter	$19.60	$15.36
Second quarter	$19.61	$15.94
Third quarter	$17.21	$11.16
Fourth quarter	$15.22	$12.00

The Company paid the following dividends per share on the Class A and Class B Common Stock:

	2012	2011
First quarter	$0.10	$—
Second quarter	$0.10	$0.10
Third quarter	$—	$0.10
Fourth quarter	$—	$0.10
	$0.20	$0.30

The Company is prohibited from paying any dividends pursuant to the terms of the Merger Agreement and the U.S. Bank Credit Facility. Subject to the foregoing sentence, the declaration and payment of future dividends will be at the discretion of our Board of Directors and will depend on a number of factors including our financial condition, operating results, current and anticipated cash needs, plans for expansion, contractual restrictions with respect to payment of dividends and other factors deemed relevant by the Board of Directors.

The closing sale price of our Class A Common Stock as reported on the NYSE on March 8, 2013, was $11.86 per share.  As of that date there were 306 holders of record.

Our Class B Common Stock is neither listed nor publicly traded.  On March 8, 2013, there were 59 holders of record of our Class B Common Stock.

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

A reconciliation of our outstanding shares since December 31, 2009  is as follows:

		Class A Common Stock	Class B Common Stock	Treasury Stock
December 31, 2009		20,097,348	3,057,300	4,697,702
	Conversion of Class B to Class A	17,688	(16,680)	—
	Repurchase of Class A Common Stock	(184,970)	—	184,970
	Issuance of shares for stock options	4,000	—	—
December 31, 2010		19,934,066	3,040,620	4,882,672
	Conversion of Class B to Class A	129,882	(120,830)	—
	Repurchase of Class A Common Stock	(49,200)	—	49,200
	Issuance of shares for stock options	34,338	—	—
December 31, 2011		20,049,086	2,919,790	4,931,872
	Conversion of Class B to Class A	23,423	(21,794)	—
	Repurchase of Class A Common Stock	—	—	—
	Issuance of shares for stock options	—	—	—
December 31, 2012		20,072,509	2,897,996	4,931,872

ISSUER PURCHASES OF EQUITY SECURITIES

The following summary of repurchases of Class A Common Stock during the fourth quarter of 2012 is provided in compliance with Item 703 of Regulation S-K.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2012 to October 31, 2012	—	—	—	$15,000,000
November 1, 2012 to November 30, 2012	—	—	—	$15,000,000
December 1, 2012 to December 31, 2012	—	—	—	$15,000,000
Total	—	—	—	$15,000,000
(1)  Consists of shares authorized for repurchase under the extended and expanded share repurchase program approved by the Board of Directors on August 9, 2010 under which ALC was authorized to purchase up to $15 million of its outstanding shares of Class A Common Stock through August 9, 2011 (exclusive of fees).  On May 2, 2011, the Board of Directors extended the stock repurchase plan by resetting the authorized amount of repurchases to $15 million and removed the expiration date.  Prior to the May 2, 2011 Board action there was $13.3 million remaining under the repurchase program.  The repurchase program will no longer be subject to an annual expiration date and will only expire upon completion of stock repurchases totaling $15 million or by action of the Board.  However, the Company is prohibited from repurchasing any shares of capital stock pursuant to the terms of the Merger Agreement and the U.S. Bank Credit Facility.

Performance Graph

The following Performance Graph shows the changes for the period beginning December 31, 2007 and ended December 31, 2012 in the value of $100 invested in: (1) ALC’s Class A Common Stock; (2) the Standard & Poor’s Broad Market Index (the “S&P 500”); and (3) the common stock of the peer group (as defined below) of companies, whose returns represent the arithmetic average for such companies.  The values shown for each investment are based on changes in share price and assume the immediate reinvestment of any cash dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE DECEMBER 31, 2007
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

The following selected financial data as of and for each of the five years in the period ended December 31, 2012 has been derived from our audited consolidated financial statements.  The selected financial data does not purport to indicate results of operations as of any future date or for any future period.  The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes included elsewhere in this report.

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

The financial information presented below may not reflect what our results of operations, financial position and cash flows will be in the future.

	Years Ended December 31,
	2012	2011	2010	2009	2008
		[----------reclassified1----------]
Income Statement Data:	(In thousands, except per share data)
Revenues	$228,397	$234,452	$233,128	$228,723	$231,576
Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	154,194	136,659	139,689	142,048	150,645
General and administrative	19,822	13,361	15,080	13,515	12,789
Residence lease expense	13,369	17,686	19,846	20,044	19,910
Lease termination and settlement	37,430	—	—	—	—
Depreciation and amortization	24,915	23,103	22,806	21,219	18,333
Impairment of intangibles	8,650	—	—	—	—
Goodwill impairment	—	—	—	16,315	—
Impairment of long-lived assets	3,500	—	—	148	—
Transaction costs	1,046	—	—	—	—
Total operating expenses	262,926	190,809	197,421	213,289	201,677
(Loss)/income from operations	(34,529)	43,643	35,707	15,434	29,899
Other expense:
Gain on sale of securities	257	956	23	—	—
Other-than- temporary investments impairment	—	—	(2,026)	—	—
Interest income	9	12	11	54	614
Interest expense	(8,143)	(7,872)	(7,782)	(7,343)	(7,149)
Write off of deferred financing costs	(1,137)	(279)	—	—	—
(Loss)/income from continuing operations before income taxes	(43,543)	36,460	25,933	8,145	23,364
Income tax benefit/(expense)	17,418	(12,100)	(9,449)	(7,343)	(8,652)
Net (loss)/income from continuing operations	(26,125)	24,360	16,484	802	14,712
Net (loss)/income from discontinued operations	—	—	—	(957)	(389)
Net (loss)/income	$(26,125)	$24,360	$16,484	$(155)	$14,323
Per share data:
Basic earnings per common share:
(Loss)/income from continuing operations	$(1.14)	$1.06	$0.71	$0.03	$0.59
Loss from discontinued operations	—	—	—	(0.04)	(0.02)
Net (loss)/income	$(1.14)	$1.06	$0.71	$(0.01)	$0.57
Diluted earnings per common share:
(Loss)/income from continuing operations	$(1.14)	$1.05	$0.70	$0.03	$0.58
Loss from discontinued operations	—	—	—	(0.04)	(0.02)
Net (loss)/income	$(1.14)	$1.05	$0.70	$(0.01)	$0.56

Cash dividends paid per common share	$0.20	$0.30	$—	$—	$—

	Years Ended December 31,
	2012	2011	2010	2009	2008
		[----------reclassified1----------]
Balance Sheet Data (at end of period):	(In thousands)
Cash and cash equivalents	$10,182	$2,652	$13,364	$4,360	$19,905
Property and equipment	481,913	430,733	437,303	415,454	413,149
Total assets	515,769	464,053	485,104	455,369	498,621
Total debt	181,715	88,241	132,110	121,737	147,756
Stockholders’ equity	277,643	307,720	289,259	272,971	279,739

(1) Reflects the reclassification of units previously classified as continuing operations to discontinued operations.

ITEM 7	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

In the second quarter of 2012, we began a review of our operations which included identifying and evaluating operational issues affecting the delivery of care and services to our residents. Based upon our review, we believe that certain failures to meet ALC’s established performance standards have damaged ALC’s reputation in the marketplace and contributed to ALC’s inability to increase private pay occupancy as rapidly as desired. We initiated a number of measures to enhance the performance of our resident services to restore in all affected facilities the level of quality care and service expected by our residents, their families, the regulators, the Board of Directors and the stakeholders of the Company and to re-establish our reputation with regulators, our stakeholders and the communities in which our facilities are located. In addition to naming Dr. Charles H. Roadman II, M.D. as Interim President and Chief Executive Officer, we also:

•	Formed a Quality Review Committee of the Board of Directors
o	Engaged an independent consultant to review the quality of our resident services performance
o	Expect to perform on-going independent quality reviews of residences

•	Enhanced clinical procedures and quality performance standards
o	Hired a senior vice president of quality services and risk management
o	Added approximately 800 employees to enhance quality and clinical procedures
o	Implemented a satisfaction survey process to monitor progress

•	Revised staffing patterns to enhance the residents’ experience and provide quality outcomes

•	Met with state regulators to resolve licensing issues in high priority states

As compared to first two quarters of 2012, these measures resulted in approximately $9.9 million of additional salaries, wages and benefits, $0.8 million in additional food and kitchen related expenses and $0.2 million of consulting expenses during the last two quarters of 2012. We believe they are necessary to accomplish our longer term goals of improving occupancy and profitability. In the fourth quarter of 2012, we believe those quality improvement measures significantly contributed to an increase in average occupancy of 131 units as compared to the third quarter of 2012.

Average private pay occupancy in the year ended December 31, 2012 decreased by 178 units as compared to the year ended December 31, 2011. Average private pay occupied units in all residences in 2012 were 5,482; 5,365; 5,251 and 5,382 for the first, second, third and fourth quarters, respectively.  Beginning in the third quarter of 2012, we began more aggressive room and board promotional discounts resulting in lower average private pay rate per unit growth than prior years.  Private pay rate growth per unit was 1.1%, 0.5% and 3.4% for the years ended December 31, 2012, 2011 and 2010, respectively.  We believe our success in attracting and maintaining private pay residents in 2012 was, and may continue to be, affected by the current poor general economic conditions.  Continuing poor general economic conditions, especially those related to high unemployment levels and poor housing markets, affect private pay occupancy and rate because:

•	family members are more willing and able to provide care at home;

•	residents have insufficient investment income or are unable to obtain necessary funds from the sale of their homes or other investments; and

•	independent living facilities are accepting traditional assisted living residents with home care services.

The impact of these factors is referred to in this report as the “Economic Impact” In the event general economic conditions fail to improve or get worse, we believe there can be negative pressure on our private pay occupancy and rates.

Historically, a relatively large proportion of our residents paid for assisted living services through Medicaid programs.  Since December 31, 2005, we have reduced the proportion of our residents who pay through Medicaid programs from 30% to less than 1% at December 31, 2012.  We believe the planned reduction in Medicaid occupancy is a necessary part of our long-term operating strategy to improve our overall revenue base because:

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

We review our rates on an annual basis or as market conditions dictate.  As in past years, we implemented rate increases as of the first of January.  We expect overall private pay rate increases in 2013 to be less than 1%.

Average occupancy as a percentage of total available units for all residences in the years ended December 31, 2012, 2011 and 2010 was 60.5%, 62.4%, and 62.5%, respectively.  Average private pay occupancy as a percentage of total available units for all residences in the years ended December 31, 2012, 2011 and 2010 was 60.5%, 61.6%, and 60.9%,  respectively.  Average private pay occupancy as a percentage of total occupied units in the years ended December 31, 2012, 2011 and 2010 for all residences was 99.9%, 98.8%, and 97.3%, respectively.  Private pay revenue as a percentage of total revenues for all residences in the years ended December 31, 2012, 2011 and 2010 was 99.9%, 99.3% and 98.3%, respectively.

From time to time, we may increase or reduce the number of units we actively operate, which may affect reported occupancy and occupancy percentages.

In the third quarter of 2012, we agreed to a resolution with the State of Alabama in which we voluntarily surrendered the assisted living license for 50 units which are part of a campus consisting of 164 independent living and assisted living units in Alabama, and the State of Alabama withdrew its notice of revocation asserting past regulatory noncompliance.  The apartments have reopened as independent living units.  We have several other residences with various degrees of regulatory issues. The outcomes of these issues cannot be determined at this time.

Credit Agreement Amendment

On December 31, 2012, ALC entered into the Third Amendment with the lenders currently party to the U.S. Bank Credit Facility and U.S. Bank.

Pursuant to the Third Amendment, the lenders waived “Existing Alleged Defaults” under the U.S. Bank Credit Facility potentially arising from certain events and matters, and specifically waived any noncompliance with the maximum consolidated leverage ratio, which occurs (i) on or before December 31, 2012, (ii) from the date of the Third Amendment through March 31, 2013, and (iii) from and after the date ALC provides the lenders with a fully-executed agreement which provides for the repayment of all of the obligations under the U.S. Bank Credit Facility within a reasonable period of time through August 15, 2013, subject to extension to September 30, 2013 (for so long as such contemplated agreement is in full force and effect).  The Merger Agreement was delivered to U.S. Bank on February 27, 2013 in satisfaction of the March 31, 2013 requirement described above.  As a result, pursuant to the Third Amendment, compliance with the maximum consolidated leverage ratio was waived through August 15, 2013, subject to extension to September 30, 2013, for so long as the Merger Agreement remains in full force and effect.

Pursuant to the Third Amendment, the listing of an event or matter as an “Existing Alleged Default” is not, nor should it be deemed to be, an admission or agreement by ALC that any of the following singly or collectively, are a default or an event of default under the U.S. Bank Credit Facility or the documents relating to the U.S. Bank Credit Facility.

One such “Existing Alleged Default” that the lenders waived relates to that certain Amended and Restated Loan Agreement, dated September 30, 2010 (the “TCF Loan”), by and between ALC Three, LLC, as borrower (“TCF Borrower”), ALC, as guarantor, and TCF National Bank (“TCF”). TCF Borrower is a wholly-owned subsidiary of ALC. Due to regulatory issues, ALC or its direct or indirect wholly-owned entities voluntarily surrendered an operating license for a property that is part of the collateral under the TCF Loan, resulting in ALC’s anticipated inability to meet the EBITDA covenant under the TCF Loan for such property for the year ending December 31, 2012. Under the terms of the TCF Loan, a breach of the TCF Loan would occur at March 31, 2013 if the EBITDA covenant was not satisfied at December 31, 2012. TCF Borrower, ALC and TCF entered into a First Amendment to Amended and Restated Loan Agreement effective as of December 31, 2012, pursuant to which TCF agreed to release the affected facility from the loan collateral under the TCF Loan and ALC agreed to substitute two facilities into the loan collateral and thereby cure the potential breach of the TCF Loan.

Other “Existing Alleged Defaults” that the lenders waived include, among other things, the alleged failure to timely disclose to U.S. Bank the receipt of certain correspondence from Red Mortgage Capital, LLC, as servicer (“Red Cap”), the proposed voluntary repayment of approximately $4.1 million to Red Cap, the alleged failure to timely provide to U.S. Bank certain financial reports provided to certain other lenders or servicers, including Red Cap and TCF, the maintenance of a brokerage account that was not subject to a collateral securities agreement for the benefit of the lenders, the receipt and appeal of a notice of revocation of license in connection with a facility, the surrender of the assisted living licenses or “stop placement” notices with respect to certain facilities, the temporary absence of possession of title to eight condominium units in a recently acquired facility and the fact that ALC and its affiliates are parties to certain investigations and lawsuits.

 In addition, the Third Amendment includes the following terms, among others:

•
The interest rate on the loan will be increased by 100 basis points from the base rate plus 2.50% to the base rate plus 3.50% and the unused commitment fee will be 0.625%. Interest and fees will be paid monthly, not quarterly.

•
ALC will provide to U.S. Bank mortgages on certain properties, which are estimated to represent in the aggregate at least $25 million in fair market value. ALC will also provide the lenders with mortgages or deeds of trust on any properties released by Red Cap as a result of the proposed voluntary repayment of approximately $4.1 million. Such repayment to Red Cap by ALC was required to be made by December 31, 2012; however, on December 20, 2012, ALC and Red Cap entered into an agreement to defer the repayment to January 31, 2013.  On January 28, 2013, ALC and Red Cap entered into an agreement to extend the dates by which two of the mortgage loans shall be prepaid to February 28, 2013 and the earlier of the sale of the property or June 30, 2013, respectively.  On January 31, 2013 and February 28, 2013, ALC made required repayments to Red Cap.

•
The lenders will permit ALC to borrow under the revolver and renew letters of credit, absent a default or event of default or other breach of the existing conditions to new borrowings; provided, that ALC will agree to maintain $4 million of unused availability under the revolver, which shall not be subject to the unused commitment fee.

•	The lenders will not release their mortgages or deeds of trust on the properties otherwise scheduled to be released, which are valued at approximately $17 million.

•
ALC may not sell any properties mortgaged to the lenders without the consent of the lenders (except for one pre-approved property). Upon any sale of any such mortgaged property (other than the pre-approved property), (i) ALC shall pay the lenders the net proceeds of the sale of such mortgaged property and (ii) the revolving credit commitment shall be permanently reduced by the amount of such payment.

•
Except for the voluntary repayment of approximately $4.1 million to Red Cap described above and payments to other secured creditors from the proceeds of the sale of their collateral, if any, ALC will not voluntarily prepay other indebtedness without prepaying the indebtedness owed under the U.S. Bank Credit Facility on a pari passu basis with a corresponding reduction in the commitment.

•
ALC will provide to the lenders, on or before March 31, 2013, a fully-executed agreement which provides for the repayment of all of the obligations under the U.S. Bank Credit Facility within a reasonable period of time. ALC will close the transaction contemplated by the foregoing agreement by August 15, 2013, subject to extension to September 30, 2013.

•	ALC will provide the lenders with timely written notice of any defaults or alleged defaults on other indebtedness of $2.5 million or more (instead of $10 million or more).

•	ALC will provide to U.S. Bank monthly financial statements within 45 days of month-end and weekly 13-week cash flow forecasts.

•	On or before July 2, 2013, ALC will obtain not less than $15 million from a new credit facility, sale of unencumbered assets, or otherwise.

•
ALC shall release U.S. Bank, each lender, each letter of credit lender and certain other releases from any and all claims of ALC related to the loan documents arising on or before the date of the Third Amendment.

•	ALC will no longer have the ability to borrow under any swing loans, as contemplated by the U.S. Bank Credit Facility.

•	ALC will no longer have the ability to borrow at the eurodollar rate, as contemplated by the U.S. Bank Credit Facility.

•	ALC paid, pro rata, a fee of $625,000 to the lenders.

•	ALC will pay all undisputed, reasonable fees of the lenders in connection with the Third Amendment.

ALC continues to be current with all principal and interest payments due on all its outstanding indebtedness and, although no assurances can be given, management believes that ALC will be able to consummate the transactions contemplated by the Merger Agreement within the timeframe described above as required by the Third Amendment.  However, because our borrowings outstanding under the U.S. Bank Credit Facility now expire in the current year pursuant to the Third Amendment, all of our outstanding indebtedness under the U.S. Bank Credit Facility was classified as a current liability in our consolidated financial statements.

If the lenders were to declare a default under the U.S. Bank Credit Facility and ALC’s other borrowings subject to cross-default provisions ($23.8 million in total as of December 31, 2012), they could, among other remedies, accelerate the repayment of all existing borrowings, terminate ALC’s ability to make new borrowings and foreclose on their liens described above.  There is no assurance that ALC would be able to obtain financing to pay amounts owed under such circumstances.

The Merger Agreement

On November 2, 2012, ALC announced that a Special Committee of the Board of Directors would continue its strategic review process to explore corporate alternatives with a view to enhancing shareholder value.

On February 25, 2013, we entered into an Agreement and Plan of Merger with Aid Holdings and Aid Merger Sub, providing for the merger of Aid Merger Sub with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Aid Holdings. Aid Holdings and Aid Merger Sub are affiliates of TPG Capital, L.P.  At the effective time of the Merger, each share of Class A Common Stock issued and outstanding immediately prior to the effective time of the Merger (other than shares owned by the Company, Aid Holdings or any direct or indirect subsidiary of either of them) will be converted automatically into the right to receive $12.00 in cash, without interest (the “Class A Per Share Merger Consideration”). Each share of Class B Common Stock issued and outstanding immediately prior to the effective time of the Merger (other than shares owned by the Company, Aid Holdings or any direct or indirect subsidiary of either of them or stockholders who have properly exercised and perfected dissenters’ rights under Nevada law) will be converted automatically into the right to receive $12.90 in cash, without interest (as required under the Company’s amended and restated articles of incorporation based on the Class A Per Share Merger Consideration).

Consummation of the Merger is subject to various conditions, including, without limitation: (i) the approval by the holders of a majority of the voting power of outstanding shares of Class A Common Stock and Class B Common Stock, voting as a single class (with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes), (ii) the approval by the holders of a majority of the voting power of outstanding shares of Class A Common Stock, excluding shares owned, directly or indirectly, by holders of Class B Common Stock, Aid Holdings, Aid Merger Sub or officers or directors of the Company, or any of their respective affiliates, voting as a single separate class (which condition, pursuant to the terms of the Merger Agreement, may not be waived), (iii) the absence of any law, injunction, judgment or ruling that prohibits, restrains or makes illegal the consummation of the Merger and (iv) the accuracy of the parties’ respective representations and warranties and the performance of the parties’ respective covenants (in each case, subject to certain materiality thresholds).  In addition, the obligation of Aid Holdings and Aid Merger Sub to consummate the Merger is subject to (a) the absence, since the date of the Merger Agreement, of any change, effect, event, development, fact, occurrence or circumstance that, individually or in the aggregate, has had or would reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement) and (b) the receipt by Aid Holdings of certain state licenses and permits to operate the Company’s facilities. The Merger is expected to close in the summer of 2013, but we cannot be certain when or if the conditions to the closing of the Merger will be satisfied or, to the extent permitted, waived.

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

On June 15, 2012, in connection with litigation filed earlier, we signed and closed on an agreement with Ventas Realty and MLD Delaware Trust (“MLD”) to purchase 12 residences consisting of 696 units for a purchase price of $97 million plus $3 million for a litigation settlement fee plus Ventas Realty’s expenses in connection with the litigation. The residences, five located in Georgia, four in South Carolina and one in each of Florida, Alabama and Pennsylvania were previously operated by us under a master lease agreements with Ventas Realty and MLD. As part of the purchase agreement, Ventas Realty and MLD have agreed to release all past, present and future claims with respect to the master leases, the residences and the guaranty of lease made by ALC for the benefit of Ventas Realty as well as those set forth in the complaint and amended complaint filed in Ventas Realty, Limited Partnership v. ALC CVMA, LLC, et al., 12-cv-03107, in the United States District Court for the Northern District of Illinois. Additionally, pursuant to the purchase agreement, ALC is obligated to indemnify Ventas against losses from third party claims, arising on or prior to the six-year anniversary of the purchase agreement, relating to the master leases or the residences.  The transaction was funded with borrowings available under our U.S. Bank Credit Facility.

Business Strategies

We plan to grow our revenue and operating income by:

•	increasing our private pay occupancy;

•	increasing the attractiveness and operating results of our portfolio by refurbishing and repositioning residences; and

•	adding or reducing the number of units available in our portfolio by acquiring, expanding upon or divesting assets.

Under the Merger Agreement, the Company has operational and financial restrictions and is obligated to operate its business in the ordinary course. Accordingly, our business strategy is subject to the Merger Agreement.

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

On January 1, 2011 we closed two properties consisting of 39 units in Washington and 35 units in Idaho. In the second quarter of 2011, we closed one property consisting of 23 units in Wisconsin and reopened two properties consisting of 33 units in Oregon and 39 units in Washington. In the fourth quarter of 2011 we closed one property consisting of 60 units in Minnesota. In the first quarter of 2012 we closed one property consisting of 56 units in Washington and in the second quarter of 2012 we closed an additional property consisting of 39 units in Idaho. We also opened an addition of 23 units on a property in Indiana in the fourth quarter of 2012. We believe the temporarily closed residences are located in markets with strong growth potential but require some updating and repositioning in the market. Once underway, refurbishments are expected to take three to nine months to complete. Following refurbishment, we expect these projects will take approximately twelve additional months to stabilize occupancy. We spent approximately $200,000 to $400,000 on each of our reopened refurbishment projects and expect the cost of other refurbishments to be in that range. We own 82% of our residences which provides us with significant flexibility to make such refurbishments.

Adding to or reducing the number of units available in our portfolio by expanding upon or divesting assets

On June 15, 2012, in connection with the settlement of litigation filed earlier, we signed and closed on an agreement with Ventas Realty and MLD to purchase 12 residences consisting of 696 units for a purchase price of $97 million plus $3 million for a litigation settlement fee plus Ventas Realty’s expenses in connection with the litigation. The residences, five located in Georgia, four in South Carolina and one in each of Florida, Alabama and Pennsylvania were previously operated by us under a master lease agreements with Ventas Realty and MLD. The transaction was funded with borrowings available under our U.S. Bank Credit Facility.

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

▪
Consolidated Results of Operations: This section provides an analysis of our results of operations for the year ended December 31, 2012 compared to the year ended December 31, 2011 and the year ended December 31, 2011 compared to the year ended December 31, 2010.

▪	Liquidity and Capital Resources: This section provides a discussion of our liquidity and capital resources as of December 31, 2012, and our expected future cash needs.

▪
Critical Accounting Policies: This section discusses accounting policies which we consider to be critical to obtain an understanding of our consolidated financial statements because their application on the part of management requires significant judgment and reliance on estimations of matters that are inherently uncertain.

In addition to our core business, ALC holds a share investment in MedX Health Corporation, a Canadian publicly traded corporation and cash or other investments held by Pearson Indemnity Company Ltd. (“Pearson”), our wholly-owned consolidated Bermuda based captive insurance company formed primarily to provide self-insured general and professional liability coverage.

Basis of Presentation of Historical Consolidated Financial Statements

The following is a description of significant events that occurred in our business since January 2010 and how those events affected the basis of presentation of our historical consolidated financial statements:

▪	From December 31, 2007 to December 31, 2012, we constructed and opened 19 new additions consisting of a total of 390 units.

▪	Effective November 1, 2010, we purchased nine residences consisting of 365 units which we had previously leased from HCP, Inc.

▪	Effective June 15, 2012, we purchased 12 residences consisting of 696 units which we had previously leased from Ventas Realty and MTD.

Business Overview

Revenues

For the years ended December 31, 2012, 2011 and 2010, approximately 100%, 99% and 98%, respectively, of our revenues were generated from private pay sources.  Residents are charged an accommodation fee that is based on the type of accommodation they occupy and a service fee that is based upon their assessed level of care.  We generally offer studio, one-bedroom and two-bedroom accommodations.  The accommodation fee is based on prevailing market rates of similar senior living accommodations.  The service fee is based upon periodic assessments, which include input of the resident and the resident’s physician and family and establish the additional hours of care and service provided to the resident.  We offer various levels of care for our residents who require less or more frequent and intensive care or supervision.  For the years ended December 31, 2012, 2011 and 2010 approximately 75%, 76% and 76%, respectively, of our private pay revenue was derived from accommodation fees with the balance derived from service fees.  Both the accommodation and level of care service fees are charged on a per day basis, pursuant to residency agreements.

Medicaid rates are generally lower than rates earned from private payers.  Therefore, we consider our private pay mix an important performance indicator.

Residence Operations Expenses

For all residences, residence operations expense percentages consisted of the following:

	2012	2011	2010
Wage and benefit costs	62%	60%	60%
Property related costs	23	24	23
Other operating costs	15	16	17
Total	100%	100%	100%

The largest component of our residence operations expense consist of wages and benefits and property related costs which include utilities, property taxes, and building maintenance related costs.  Other operating costs include food, advertising, insurance, and other operational costs related to providing services to our residents.  Wage and benefit costs are generally variable (with the exception of minimum staffing requirements as provided from state to state) and can be adjusted with changes in census.  Property related costs are generally fixed while other operating costs are a mix of fixed (e.g., insurance) and variable costs (e.g.,  food).

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

Private Pay Mix

Private pay occupancy mix is the measure of the percentage of private or non-Medicaid census.  Private pay revenue mix is the measure of the percentage of private or non-Medicaid revenues.  We focus on maintaining high private pay occupancy and revenue mixes.

Average Revenue Rate

The average revenue rate represents the average daily revenues earned from accommodation and service fees provided to residents.  The daily revenue rate is calculated by dividing aggregate revenues earned by the ADC in the corresponding period.

Adjusted EBITDA and Adjusted EBITDAR

Adjusted EBITDA is defined as net income from operations before income taxes, interest expense net of interest income, depreciation and amortization, non-cash equity based compensation expense, transaction costs and certain non-cash, gains and losses, including disposal of assets, impairment of goodwill and other long-lived assets, gains and losses on sales of securities, and impairment of investments.  Adjusted EBITDAR is defined as Adjusted EBITDA before rent expenses incurred for leased assisted living properties.  Adjusted EBITDA and Adjusted EBITDAR are not measures of performance under accounting principles generally accepted in the United States of America, or GAAP.  We use Adjusted EBITDA and Adjusted EBITDAR as key performance indicators and Adjusted EBITDA and Adjusted EBITDAR expressed as a percentage of total revenues as a measurement of margin.

We understand that EBITDA and EBITDAR, or derivatives of these terms, are customarily used by lenders, financial and credit analysts, and many investors as a performance measure in evaluating a company’s ability to service debt and meet other payment obligations or as a common valuation measurement in the long-term care industry.  Moreover, our U.S. Bank Credit Facility contains covenants in which a form of EBITDA is used as a measure of compliance, and we anticipate a form of EBITDA will be used in covenants in any new financing arrangements that we may establish.  We believe Adjusted EBITDA and Adjusted EBITDAR provide meaningful supplemental information regarding our core results because these measures exclude the effects of non-operating factors related to our capital assets, such as the historical cost of the assets.

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

Review of Key Performance Indicators

In addition, we assess key performance indicators for residences that we operate in all reported periods, or “same residence” operations.  Same residence operations include those residences that have been available for occupancy for the entire reporting period.  For the three year reporting period below, residences which are not considered same residence include six residences consisting of 250 units which were closed at any point in time since January 1, 2010 and three additions consisting of 68 units which were added to existing properties and were opened during the three year reporting period. The number of units, occupancy or payer mix associated with these residences were not materially different from data included in all residences; therefore, same residence information has been omitted from our discussion of key performance indicators.

All Residences

The following table sets forth our average daily census for the years ended December 31, 2012, 2011 and 2010 for both private pay and Medicaid residents for all residences whose results are reflected in our consolidated financial statements:

Average Daily Census
	2012	2011	2010
Private pay	5,364	5,542	5,483
Medicaid	5	70	151
Total ADC	5,369	5,612	5,634
Private pay occupancy mix	99.9%	98.8%	97.3%
Private pay revenue mix	99.9%	99.3%	98.3%

During 2012, total ADC decreased 4.3% from the prior year. Private pay ADC decreased 3.2% from the prior year primarily due to the ending of certain rate concessions offered in 2011 and an increase in market rates we charge as of January 1, 2012. The remaining reduction was due to the planned reduction of residents paying through Medicaid. During 2011, total ADC decreased 0.4% from the prior year.  Private pay ADC increased 1.1% from the prior year primarily due to increases in occupancy in the new additions and existing units, partially offset by the Economic Impact.  As a result of the increase in private pay residents, the private pay occupancy mix increased in percentage from 97.3% to 98.8% and the private pay revenue mix increased from 98.3% to 99.3%.

Occupancy Percentage

Occupancy percentages are affected by the completion and opening of new residences and additions to existing residences as well as the temporary closure of residences for refurbishment. As total capacity increases from the addition of expansion units or a new residence, occupancy percentages are negatively impacted as the residence is filling the additional units.  After the completion of construction, we generally plan for additional units to take anywhere from one to one and a half years to reach optimum occupancy levels.  The temporary closure of residences for refurbishment generally has a positive impact on occupancy percentages.

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

All Residences

The following table sets forth our occupancy percentages for the years ended December 31, 2012, 2011 and 2010 for all residences whose results are reflected in our consolidated financial statements.
Occupancy Percentage
	2012	2011	2010
Total residences	60.5%	62.4%	62.5%

For 2012, occupancy percentage decreased from 62.4% to 60.5%. The decrease in occupancy is primarily due to the ending of certain rate concessions offered in 2011 and an increase in market rates we charge as of January 1, 2012. The remaining reduction was due to the planned reduction of residents paying through Medicaid. For 2011, occupancy percentage was essentially unchanged.  Medicaid occupancy continued to decline and was partially offset by an increase in private pay occupancy.

Average Revenue Rate

All residences

The following table sets forth our average daily revenue rates for the years ended December 31, 2012, 2011 and 2010 for all residences whose results are reflected in our historical consolidated financial statements:

	2012	2011	2010
Average daily revenue rate	$116.22	$114.46	$113.37

The average daily revenue rate increased 1.5% and 1.0% in 2012 and 2011, respectively.  In 2012, the average daily revenue rate increased primarily due to annual rate increases for private pay residents. In 2011, the average daily revenue rate increased primarily as a result of annual rate increases for private pay residents and to a lesser extent than prior years, an improvement in the private pay revenue mix.  Rate increases were, however, offset by more aggressive room and board promotional discounts beginning in the third quarter of 2011.

Number of Residences Under Operations

The following table sets forth the number of residences under operations as of December 31:

	2012	2011	2010
Owned(1)	173	161	161
Under operating leases	38	50	50
Total under operation	211	211	211

Percent of residences:
Owned	82.0%	76.3%	76.3%
Under operating leases	18.0	23.7	23.7
	100.0%	100.0%	100.0%
(1)  Includes 11, eight and six temporarily closed residences in 2012, 2011 and 2010, respectively.

ADJUSTED EBITDA and ADJUSTED EBITDAR

The following table sets forth a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDAR for the years ended December 31:

	2012	2011	2010
		(In thousands)
Net (loss)/income	$(26,125)	$24,360	$16,484
Income tax (benefit)/expense	(17,418)	12,100	9,449
Income from operations before income taxes	(43,543)	36,460	25,933
Add:
Depreciation and amortization	24,915	23,103	22,806
Write off of operating lease intangible, lease termination fee and litigation settlement	46,080	—	—
Write-down of equity investments	—	—	2,026
Gain on sale of securities	(257)	(956)	(23)
Interest income	(9)	(12)	(11)
Interest expense	8,143	8,040	7,782
Loss on impairment of long-lived assets	3,500	—	—
Non-cash equity based compensation	779	1,199	659
Transaction fees	1,046	—	128
Loss (gain) on sale or disposal of fixed assets	249	(121)	224
Write-off of deferred financing fees	1,137	279	—
Recovery of debt-related purchase accounting reserve	—	(168)	—
Adjusted EBITDA	42,040	67,824	59,524
Add: Lease expense	13,369	17,686	19,846
Adjusted EBITDAR	$55,409	$85,510	$79,370

The following table sets forth the calculations of Adjusted EBITDA and Adjusted EBITDAR percentages for the years ended December 31 (dollars in thousands):

	2012	2011	2010
Revenues	$228,397	$234,452	$233,128
Adjusted EBITDA	$42,040	$67,824	$59,524
Adjusted EBITDAR	$55,409	$85,510	$79,370
Adjusted EBITDA as percent of total revenue	18.4%	28.9%	25.5%
Adjusted EBITDAR as percent of total revenue	24.3%	36.5%	34.0%

For 2012, Adjusted EBITDA decreased by $25.8 million, or 38.0%, from 2011 and Adjusted EBITDAR decreased by $30.1 million, or 35.2%, from 2011.

For 2011, Adjusted EBITDA increased by $8.3 million, or 13.9%, over 2010 and Adjusted EBITDAR increased by $6.1 million, or 7.7%, over 2010.

Both Adjusted EBITDA and Adjusted EBITDAR decreased in the year ended December 31, 2012 primarily from an increase in residence operations expenses ($17.2 million) (this excludes the gain on disposal of fixed assets and the write-off of construction costs), a decrease in revenues discussed below ($6.1 million) and an  increase in general and administrative expenses ($6.8 million) (this excludes non-cash equity based compensation) and, for Adjusted EBITDA only, a decrease in residence lease expense ($4.3 million).

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

Consolidated Results of Operations

Three Year Financial Comparative Analysis

The following table sets forth details of our revenues and income as a percentage of total revenues for the years ended December 31:

	2012	2011	2010
Revenues	100.0%	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	67.4	58.3	59.9
General and administrative	8.7	5.7	6.5
Residence lease expense	5.9	7.5	8.5
Lease termination and settlement	16.4	—	—
Depreciation and amortization	10.9	9.9	9.8
Impairment of intangibles	3.8	—	—
Impairment of long-lived asset	1.5	—	—
Transaction costs	0.5	—	—
Total operating expenses	115.1	81.4	84.7
(Loss)/income from operations	(15.1)	18.6	15.3
Other-than-temporary investment impairments	—	—	(0.9)
Gain on sale of securities	0.1	0.4	—
Interest income	—	—	—
Interest expense	(4.1)	(3.4)	(3.3)
(Loss)/income from operations before income taxes	(19.1)	15.6	11.1
Income tax benefit/(expense)	7.7	(5.2)	(4.0)
Net (loss)/income	(11.4%)	10.4%	7.1%

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Revenues

Revenues in the year ended December 31, 2012 decreased by $6.1 million from the year ended December 31, 2011 primarily due to a decrease in private pay occupancy ($7.5 million), and the planned reduction in the number of units occupied by Medicaid residents ($1.6 million), partially offset by higher average daily revenue from rate increases ($2.4 million) and one additional day in the 2012 period due to leap year ($0.6 million).  Average rates increased in the year ended December 31, 2012 by 1.5% over average rates for the year ended December 31, 2011.

Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)

Residence operations expense increased $17.5 million, or 12.8%, to $154.2 million in the year ended December 31, 2012 compared to the year ended December 31, 2011. Residence operations expenses increased $11.0 million for new employees related to our improved quality and clinical initiatives, $1.7 million associated with higher professional fees associated with regulatory issues, $1.3 million for increased building maintenance, $1.1 million from higher insurance expense, $1.0 million for increased kitchen and food expenses related to our improved quality and clinical initiative, a $0.5 million increase in bad debt expense, a $0.5 million increase in property taxes, and a $0.4 million increase from the write off of projects which management determined would not be completed.

General and Administrative

General and administrative costs increased $6.5 million, or 48.4% to $19.8 million in the year ended December 31, 2012. General and administrative expenses increased $4.8 million for legal fees associated with the internal Board of Directors’ investigation and the Securities and Exchange Commission investigation, $1.6 million in compensation expense for new employees related to our improved quality and clinical initiatives, $0.5 million for consulting fees related to our public relations and quality initiatives, $0.3 million for legal fees associated with litigation and lease termination matters with Ventas Realty, $0.3 million for increased Board of Director fees associated with new Board level committees and an increase in the number of meetings held, $0.3 million for increased travel expenses, and $0.3 million for other administrative expenses, partially offset by a $1.6 million decrease in bonus and stock option compensation reductions as a result of the forfeiture of employee stock options by the terminated Chief Executive Officer.

Residence Lease Expense

Residence lease expense for the year ended December 31, 2012 decreased $4.3 million, or 24.4%, to $13.4 million from the year ended December 31, 2011.  Residence lease expense decreased primarily due to the purchase of 12 previously leased properties on June 15, 2012.

Lease Termination and Settlement

On June 15, 2012, in connection with the settlement of litigation filed earlier, we signed and closed on an agreement with Ventas Realty and MLD to purchase 12 residences and settle a lawsuit brought by Ventas Realty against ALC with respect to the Master Leases, the Properties and the Guaranty of Lease for a purchase price of $100 million. The fair market value of the assets received as determined by third party appraisals was $62.5 million.  The net difference of $37.5 million represents the lease termination fee and cost to settle the lawsuit.

Depreciation and Amortization

Depreciation and amortization increased $1.8 million to $24.9 million in the year ended December 31, 2012 compared to the year ended December 31, 2011.  Depreciation increased $1.3 million primarily due to the purchase of the 12 previously leased residences on June 15, 2012.  Amortization expense decreased $0.3 million primarily because in place leases were fully amortized in 2011 and $0.2 million because of an operating lease intangible that was written off in the second quarter of 2012 in conjunction with the purchase of the 12 previously leased properties.

Impairment of Intangibles

We incurred an impairment expense on a lease intangible asset of $8.7 million related to the purchase of 12 previously leased properties from Ventas Realty and MLD, as the corresponding lease intangible asset was written off.

 Impairment of Fixed Assets

During the year ended December 31, 2012, we recognized $3.5 million of impairment charges primarily as a result of writing down the carrying value of assets to their estimated fair value as determined by independent third party appraisals. The gross carrying cost of land was written down by $0.2 million and the gross carrying cost of buildings was written down by $3.3 million.

Transaction Costs

We incurred transaction costs of $1.0 million from the purchase of the 12 previously leased properties from Ventas Realty and MLD.

Loss/Income from Operations

Loss from operations for the year ended December 31, 2012 was $34.5 million compared to income from operations of $43.6 million for the year ended December 31, 2011 due to the reasons described above.

Interest Income

Interest income was not significantly different in the year ended December 31, 2012 compared to the year ended December 31, 2011.

Interest Expense

Interest expense increased $1.1 million to $9.2 million in the year ended December 31, 2012, compared to the year ended December 31, 2011.  Interest expense increased $1.5 million on the U. S. Bank Credit Facility, and $1.1 million for the accelerated amortization of financing fees associated with the U.S. Bank Credit Facility borrowing capacity reduction, partially offset by a $1.0 million decrease from losses on interest rates swaps in 2011 that did not occur in 2012, a $0.3 million decrease in mortgage interest and a reduction of amortization of other financing fees of $0.2 million.

Gain on Sale of Securities

ALC recorded a $0.3 million gain associated with the sale of equity investments in the year ended December 31, 2012.  The  gain on the sale of securities in the year ended December 31, 2011 was $1.0 million.

Loss/Income before Income Taxes

Loss before income taxes for the year ended December 31, 2012 was $43.5 million compared to income before income taxes of $36.5 million for the year ended December 31, 2011 due to the reasons described above.

Income Tax Benefit/Expense

Income tax benefit for the year ended December 31, 2012, was $17.4 million compared to income tax expense of $12.1 million for the year ended December 31, 2011.  Our effective tax benefit rate was 40.0% compared to our effective tax expense rate of 33.2% for the year ended December 31, 2012, and 2011, respectively. Our effective income tax expense rate was favorably impacted in 2011 by a settlement with Extendicare, Inc. regarding a dispute associated with a tax allocation agreement entered into in connection with our separation from Extendicare in 2006.  Our effective income tax rate excluding this settlement would have been 37.0%.  Our income tax benefit rate in the year ended December 31, 2012 increased due to the size of our pre-tax loss relative to our permanent differences.

Net Loss/Income

Net loss for the year ended December 31, 2012, was $26.1 million compared to net income of $24.4 million for the year ended December 31, 2011, due to the reasons described above.
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

Other-Than-Temporary Investments Impairment

There was no other than temporary investment impairments in the year ended December 31, 2011.  Other-than-temporary investments impairment was $2.0 million in the year ended December 31, 2010. In the second quarter of 2010, we performed a quarterly review of investment securities and determined impairment of certain investments was other-than-temporary.

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

Income from Operations before Income Taxes

Income from operations before income taxes for the year ended December 31, 2011 was $36.5 million compared to income from operations before income taxes of $25.9 million for the year ended December 31, 2010 due to the reasons described above.

Income Tax Expense

Income tax expense for the year ended December 31, 2011 was $12.1 million compared to $9.4 million for the year ended December 31, 2010.  Our effective income tax rates were 33.2% and 36.4% for the years ended December 31, 2011 and 2010, respectively. In 2011, our effective income tax rate was favorably impacted  by a settlement related to a tax allocation agreement (a 2.0% reduction in the 2011 effective income tax rate) entered into in connection with our separation from Extendicare in 2006 and the reversal of certain state tax reserves due to the expiration of the statute of limitations (a 1.6% reduction in 2011 effective income tax rate).  Our effective income tax rate excluding these items would have been 36.8%.  Excluding these items, effective income tax rates for the year ended December 31, 2011 increased from the year ended December 31, 2010 due to an increase in taxable income.

Net Income

Net income for the year ended December 31, 2011 was $24.4 million compared to net income of $16.5 million for the year ended December 31, 2010 due to the reasons described above.

Liquidity and Capital Resources

Three Year Financial Comparative Analysis

Sources and Uses of Cash

We had cash and cash equivalents of $10.2 million at December 31, 2012 compared to $2.7 million at December 31, 2011, and $13.4 million at December 31, 2010.  The table below sets forth a summary of the significant sources and uses of cash for the years ended December 31:

	2012	2011	2010
	(In thousands)
Cash (used in)/provided by operating activities	$(927)	$54,675	$46,172
Cash used in investing activities	(78,970)	(12,385)	(44,422)
Cash provided by/(used in) by financing activities	87,427	(53,002)	7,254
Increase/(decrease) in cash and cash equivalents	$7,530	$(10,712)	$9,004

Cash (used in)/provided by operating activities

Cash flow used in operating activities was $0.9 million in 2012 compared to cash flow provided in operating activities of $54.7 million in 2011, and $46.2 million in 2010.

2012 vs. 2011 cash (used in) operating activities:

Decreased cash flow from operations in 2012 was primarily due to:

▪	$54.8 million from an decrease in net income adjusted for non-cash charges;

▪	$3.2 million from decreases in income taxes payable/receivable;

▪	$3.0 million from increases in deferred revenue;

▪	$1.5 million from decreases in changes in other non-current assets,

partially offset by:

▪	$4.3 million from increases in accrued liabilities; and

▪	$2.6 million from decreases in accounts receivable.

2011 vs. 2010 cash provided by operating activities:

Increased cash flow from operations in 2011 was primarily due to:

▪	$4.8 million from an increase in net income adjusted for non-cash charges;

▪	$4.8 million from increases in deferred revenues;

▪	$2.4 million from increases in accounts payable;

▪	$1.0 million from decreases in other non-current assets;

▪	$0.7 million from decreases in deposits in escrow; and

▪	$0.1 million of other changes,

partially offset by:

▪	$1.7 million from increases in accounts receivable;

▪	$1.4 million from decreases in accrued liabilities;

▪	$0.7 million from increases in prepaids, supplies and other receivables;

▪	$0.6 million from increases in income taxes receivable;

▪	$0.5 million from decreases in other long-term liabilities; and

▪	$0.5 million for increases in long-term discontinued assets.

Working capital

2012 vs. 2011 working capital changes:

In 2012 our working capital decreased by $106.9 million from 2011 while in 2011 our working capital decreased by $15.0 million from 2010.  The decrease in working capital in 2012 as compared to 2011 was primarily due to an increase in current maturities of long-term debt of $112.1 million, an increase in accrued liabilities of $3.2 million, an increase in accounts payable of $2.9 million, a decrease in investments of $0.9 million, an increase in deferred revenue of $0.3 million, a decrease in deposits in escrow of $0.3 million, and a decrease in accounts receivable of $0.2 million,  partially offset by an increase in cash and cash equivalents of $7.5 million,  an increase in income taxes receivable of $3.5 million,  an increase in prepaids, supplies and other assets of $1.5 million and an increase in deferred income taxes of $0.6 million.

It is not unusual for us to operate in the position of a working capital deficit because our revenues are collected more quickly, often in advance, than our obligations are required to be paid. This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or used to pay off longer term liabilities.  Because our borrowings under the U.S. Bank Credit Facility are due within the current year pursuant to the Third Amendment, the $108.0 million outstanding under the U.S. Bank Credit Facility was classified as a current liability in our consolidated financial statements.

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

Cash used in investing activities

Cash used in investing activities was $79.0 million, $12.4 million, and $44.4 million for 2012, 2011 and 2010, respectively.

2012 vs. 2011 cash used investing activities:

The increase of $66.6  million in cash used for investing activities between 2012 and 2011 was due to:

▪	$62.6 million from an increase in cash used for an acquisition;

▪	$2.2 million from a decrease in cash provided by the sale equity securities;

▪	$1.6 million from an increase in cash used for new construction projects; and

▪	$1.5 million from an increase in cash used for purchasing property and equipment.

partially offset by:

▪	$1.3 million from an increase in cash provided from the sale of fixed assets.

2011 vs. 2010 cash used investing activities:

The decrease of $32.0  million in cash used for investing activities between 2011 and 2010 was due to:

▪	$27.5 million from a decrease in cash used for an acquisition;

▪	$4.9 million from a decrease in cash used for new construction projects;

▪	$3.5 million from an increase in cash provided by the purchase and sale of equity securities; and

▪	$0.2 million from an increase in cash provided by the sale of fixed assets,

partially offset by:

▪	$4.1 million from an increase in cash used for purchases of property and equipment.

2012 vs. 2011 property and equipment

Property and equipment  increased by $51.2 million in 2012.  Property and equipment increased by:

▪	$62.6 million from the acquisition of twelve previously leased properties,
▪	$13.5 million from other capital expenditures,
partially offset by:

▪	$24.9 million from depreciation expense.

2011 vs. 2010 property and equipment

Property and equipment decreased by $6.6 million in 2011.  Property and equipment decreased by:

▪	$21.9 million from depreciation expense,

partially offset by:

▪	$14.6 million from capital expenditures (excluding new construction projects); and

▪	$0.7 million from new construction projects.

Cash provided by/(used in)financing activities

Cash provided by/(used in) financing activities was $87.4 million, $(53.0) million and $7.3 million for 2012,  2011, and 2010,  respectively.

For 2012, cash provided by financing activities included:

▪	$195.0 million of borrowings on our revolving credit facility;

partially offset by:

▪	$99.0 million to pay back borrowings on our revolving credit facility; and

▪	$4.6 million to pay dividends.

▪	$2.6 million of payment on mortgage debt, and

▪	$1.4 million of payment for financing costs

For 2011, cash used by financing activities included:

▪	$137.5 million to pay back borrowings on our revolving credit facility;

▪	$6.9 million to pay dividends;

▪	$0.8 million of repurchases of Class A Common Stock;

▪	$5.7 million of scheduled principal payments; and

▪	$1.9 million for refinancing costs,

partially offset by:

▪	$99.5 million of borrowings on our revolving credit facility; and

▪	$0.3 million provided by the issuance of Class A Common Stock from stock options.

2012 vs. 2011 Long-term debt

Total long-term debt, including current and long-term maturities, increased by $93.5 million during 2012 primarily from:

▪	$62.6 million for the acquisition of properties,
▪	$17.4 million for other capital expenditures,
▪	$7.5 million from an increase in cash balances,
▪	$4.6 million for the payment of dividends and;
▪	$1.4 million in other transactions.
2011 vs. 2010 Long-term debt

Total long-term debt, including current and long-term maturities, decreased by $43.9 million during 2011 primarily from:

▪	$54.7 million of cash from operating activities (excluding amortization of debt purchase accounting market value adjustment of $0.2 million);

▪	$10.7 million from a decrease in cash balances; and

▪	$2.2 million from other transactions,

partially offset by:

▪	$0.8 million from repurchases of Class A Common Stock;

▪	$6.9 million for the payment of dividends; and

▪	$15.8 million of capital expenditures.

Debt Instruments

Summary of Long-Term Debt	December 31,
	2012	2011
	(In thousands)
$125 million credit facility bearing interest at floating rates, due February 2016(1)	$108,000	$12,000
$120 million credit facility bearing interest at floating rates	—	—
Mortgage note, bearing interest at 6.24%, due 2014	30,708	31,703
Mortgage note, bearing interest at 6.50%, due 2015	23,834	24,775
Mortgage note, bearing interest at 7.07%, due 2018	8,391	8,552
Oregon Trust Deed Notes, weighted average interest rate of 7.33%, maturing from 2021 through 2026	6,946	7,274
HUD Insured Mortgages, interest rates ranging from 5.66% to 5.85%, due 2032	3,836	3,937
HUD Insured Mortgage, bearing interest at 7.55%, due 2036	—	—
Total debt	181,715	88,241
Less current maturities	(114,575)	(2,538)
Total long-term debt	$67,140	$85,703
(1) Prior to December 31, 2012, borrowings under this facility bore  interest at a floating rate at ALC’s option equal to LIBOR or prime plus a margin.  The margin was determined by ALC’s consolidated leverage ratio (as defined in the U.S. Bank Credit Facility) and ranged from 137.5 to 250 basis points over prime or 225 to 350 basis points over LIBOR.  From February 18, 2011 through May 6, 2011, ALC’s prime and LIBOR margins were 175 and 275 basis points, respectively.  On May 7, 2011, the prime and LIBOR margins were reduced to 150 and 250 basis points, respectively.  On December 31, 2012, commencing with the Third Amendment, the facility bears interest at the base rate plus 350 basis points.  At December 31, 2012, prime was 3.25% and one month LIBOR was 0.21%.  Pursuant to the Third Amendment, the debt associated with the U.S. Bank Credit Facility now expires in the current year.

$125 Million Credit Facility

On February 18, 2011, ALC entered into the U.S. Bank Credit Facility.  ALC’s obligations under the U.S. Bank Credit Facility are guaranteed by three ALC subsidiaries that own 36 residences with a combined net book value of $93.1 million and are secured by mortgage liens against such residences and by a lien against substantially all of the assets of ALC and those subsidiaries.  Prior to December 31, 2012, interest rates applicable to funds borrowed under the facility were based, at ALC’s option, on either a base rate essentially equal to the prime rate plus a margin or LIBOR plus a margin that varies according to a pricing grid based on a consolidated leverage test.  The First Amendment  (as defined below) increased the margins on base rate and LIBOR loans to 2.00% and 3.00%, respectively, and increased the quarterly commitment fee of .375% per annum on the unused portion of the facility to 0.5%.

On May 18, 2012, in anticipation of the purchase agreement with Ventas Realty, ALC entered into the first amendment to the U.S. Bank Credit Facility (the “First Amendment”). The First Amendment allowed ALC to exceed the limitation of $35,000,000 of consolidated growth capital expenditure per year. The First Amendment also limits ALC consolidated growth capital expenditures to $15,000,000 for the period from May 18, 2012 through December 31, 2012.  The annual limitation is restored to $35,000,000 for the year ended December 31, 2013 and each year thereafter.  ALC paid a fee of $0.4 million for the First Amendment which is being amortized over the remaining term of the U.S. Bank Credit Facility.

On August 1, 2012, ALC entered into waiver and amendment No. 2 to the U.S. Bank Credit Facility which provided for the definition of Consolidated EBITDA (as defined in the U.S. Bank Credit Facility) to be amended to (i) allow a one-time cash charge for a lease termination and settlement fee to net income to arrive at Consolidated EBITDA, (ii) require ALC to remove from the collateral pool any residence with an occupancy percentage of less than 62% for two consecutive months and replace it with a residence with an occupancy greater than 62% and (iii) limit the borrowing base to 70% of the aggregate value of the eligible collateral pool.  As of a result of this amendment, ALC added five properties comprising of 195 units to the collateral pool.

On December 31, 2012, ALC entered into the Third Amendment with the lenders currently party to the U.S. Bank Credit Facility.  For a description of the Third Amendment, see “—Credit Agreement Amendment” above.

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

ALC is subject to certain restrictions and financial covenants under the facility including maintenance of greater than a minimum consolidated fixed charge coverage ratio, and restrictions on payments for capital expenditures, expansions and acquisitions. ALC may not make payments for dividends and stock repurchases.  In addition, upon the occurrence of certain transactions, including but not limited to property loss events, ALC may be required to make mandatory prepayments. ALC is also subject to other customary covenants and conditions.

Outstanding borrowings under the facility at December 31, 2012, and 2011were $108.0 million and $12.0 million, respectively.  In addition, the facility provided collateral for $5.0 million and $5.6 million in outstanding letters of credit at December 31, 2012 and 2011, respectively.  At December 31,  2012 and 2011, ALC was in compliance with all applicable covenants and available borrowings under the facility were $8.0 million and $107.4 million, respectively.

As described in more detail in “—Credit Agreement Amendment” above, we may not have been in compliance with certain covenants under our U.S. Bank Credit Facility as of December 31, 2012 if we had not entered into the Third Amendment.  ALC continues to be current with all principal and interest payments due on all its outstanding indebtedness and, although no assurances can be given, management believes that ALC will be able to consummate the transactions contemplated by the Merger Agreement within the timeframe described above as required by the Third Amendment.  However, because our borrowings under the U.S. Bank Credit Facility are due within the current year pursuant to the Third Amendment, the $108.0 million outstanding under the U.S. Bank Credit Facility was classified as a current liability in our consolidated financial statements.

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

As a result of certain alleged defaults identified in correspondence from Red Cap, as servicer of the 6.24% 2014 Note, ALC agreed on August 24, 2012 to make a voluntary repayment of approximately $4.1 million to Red Cap on or before December 31, 2012, releasing three properties from the lien securing the 6.24% 2014 Note.  On December 20, 2012, ALC and Red Cap entered into an agreement to defer the repayment to January 31, 2013.  On January 28, 2013, ALC and Red Cap entered into an agreement to extend the dates by which two of the mortgage loans shall be prepaid to February 28, 2013, and  the earlier of the sale of the property or June 30, 2013, respectively.  On January 31, 2013, and February 28, 2013, ALC made required repayments to Red Cap.

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

The amended and restated loan bears interest at a fixed rate of 6.5% per annum and is secured by a mortgage and assignment of leases with respect to two senior living residences in Iowa, four in Indiana, one in Michigan, and one in Wisconsin consisting of a combined total of 374 units with a carrying value of $24.3 million.  The original $14.0 million portion of the loan is amortized over a twenty year period from June 12, 2009 and the additional $12.25 million portion of the loan is amortized over a fifteen year period from September 30, 2010.  Prepayment of the loan in excess of 10% of the principal balance in any anniversary year will require a prepayment fee of 3% in the first or second year, 2% in the third or fourth year, and 1% thereafter.  Performance and payment of obligations under the Loan Agreement and related note are guaranteed by ALC pursuant to the terms of a guaranty agreement.  ALC incurred $0.4 million of closing costs which are being amortized over the five year life of the loan.

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

Due to regulatory issues, ALC or its direct or indirect wholly-owned entities voluntarily surrendered an operating license for a property that is part of the collateral under the amended and restated loan, resulting in ALC’s anticipated inability to meet the EBITDA covenant under the amended and restated loan for such property for the year ending December 31, 2012. Under the terms of the amended and restated loan, a breach of the amended and restated loan would occur at March 31, 2013 if the EBITDA covenant was not satisfied at December 31, 2012. Borrower, ALC and TCF National Bank entered into a First Amendment to Amended and Restated Loan Agreement effective as of December 31, 2012, pursuant to which TCF National Bank agreed to release the affected residence from the loan collateral under amended and restated loan and ALC agreed to substitute two residences into the loan collateral and thereby cure the potential breach of the amended and restated loan.

Mortgage Note due 2018

The mortgage note due in 2018 (“2018 Note”) has a fixed interest rate of 7.07%, an original principal amount of $9.0 million, and a 25-year principal amortization.  It is secured by a deed of trust, assignment of rents and security agreement and fixture filing on three assisted living residences in Texas with a carrying value of $10.3 million.  Monthly principal and interest payments amount to approximately $64,200.  The 2018 Note has a balloon payment of $7.2 million due in July 2018 and was entered into by a wholly-owned subsidiary of ALC and is subject to a limited guaranty by ALC.

The security instrument for the 2018 Note contains customary covenants, including:

▪	limitations on the use of the property;

▪	protection of the lender’s security;

▪	maintenance of books and records and requirements to provide financial reports on the properties;

▪	payment of taxes and operating expenses;

▪	preservation, management and maintenance of the properties;

▪	compliance standards with respect to environmental laws; and

▪	maintenance of required insurance.

Events of default under the 2018 Note that would give the lender the option to accelerate payment include:

▪	failure to pay principal or interest when due;

▪	failure to maintain required insurance;

▪	failure to maintain the borrower as a special purpose entity;

▪	fraud or material misrepresentation by the borrower;

▪	transfers of all or a part of the properties;

▪	commencement of a forfeiture action which, in lender’s reasonable judgment, could result in forfeiture of the property;

▪	failure to comply with the use and licensing requirements of the security instrument;

▪	loss of any license necessary to operate the properties as senior housing facilities;

▪	ceasing to operate any of the properties as a senior housing facility;

▪	failure to cure breaches of certain covenants within 30 days of notice of breach; and

▪	failure to cure defaults in related operating agreements within the applicable cure periods.

We are a limited guarantor under the 2018 Note.  Our guarantee is of any loss or damage suffered by the lender as a result of:

▪	borrower’s failure to apply all insurance proceeds and condemnation proceeds as required in the security instrument;

▪	borrower’s failure to comply with the requirements in the security instrument to deliver books and records;

▪	fraud or written misrepresentation; and

▪	failure to apply rents as required by the security instrument.

In addition, we may become liable to lender for repayment of the loan if borrower acquires any property or operation that would cause the borrower to cease to be a single purpose entity or if borrower transfers any of the properties in violation of the security instrument.

Oregon Trust Deed Notes

The Oregon trust deed notes (“Oregon Trust Deed Notes”) are secured by buildings, land, furniture and fixtures of six Oregon assisted living residences with a combined carrying value of $9.4 million.  ALC repaid a $0.5 million note in 2011 with a stated interest rate of 8.75%. The remaining notes are payable in monthly installments including interest at rates ranging from 0% to 9.00%.  The effective rate on the remaining term of the Oregon Trust Deed Notes is 4.16%.

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

Events of default under the HUD Loans are customary and include (subject to customary grace periods):

▪	Failure to establish and maintain a reserve account;

▪	Conveyance, transfer or encumbrance of certain property without the lender’s consent;

▪	Construction on mortgaged property without lender’s consent or failure to maintain the property or using the property for unauthorized purposes;

▪	Establishment of unauthorized rental restrictions or making of certain distributions;

▪	Bankruptcy related defaults; and

▪	Breaches of certain other covenants.

Principal Repayment Schedule

Principal payments on long-term debt due within the next five years and thereafter as of December 31, 2012, are set forth below (in thousands):

2013	$114,575
2014	27,565
2015	22,440
2016	749
2017	805
After 2017	15,443
$181,577

The principal payments differ from the debt reported in our consolidated balance sheet because of the purchase accounting valuation reserve of $138 thousand.

Letters of Credit

As of December 31, 2012, ALC had $5.0 million in outstanding letters of credit, all of which are collateralized by the U.S. Bank Credit Facility.  Approximately $4.8 million of the letters of credit provide security for worker’s compensation insurance and the remaining $0.2 million of letters of credit serve to secure against liens which were previously filed by contractors involving several ALC properties.  The letters of credit have maturity dates ranging from March 2013 to December 2013.

As of December 31, 2011, ALC had $5.6 million in outstanding letters of credit, all of which are collateralized by the U.S. Bank Credit Facility.  Approximately $5.1 million of the letters of credit provide security for worker’s compensation insurance and the remaining $0.5 million of letters of credit are security for landlords of leased properties.  The letters of credit have maturity dates ranging from March 2012 to December 2012.

Restricted Cash

As of December 31, 2012, restricted cash consisted of $0.4 million of cash deposits as security for Oregon Trust Deed Notes and $1.6 million of cash deposits as security for HUD Insured Mortgages.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Cash Management

As of December 31, 2012, we held unrestricted cash and cash equivalents of $10.2 million.  We estimate cash flows on a regular monthly basis to determine the investment periods, if any, of certificates of deposit and we monitor daily incoming and outgoing expenditures to ensure available cash is invested on a daily basis when warranted.  As of December 31, 2012, approximately $1.1 million of our cash balances are held by Pearson to provide for potential insurance claims.

Future Liquidity and Capital Resources

The Company is a party to the U.S. Bank Credit Facility among the Company, the lenders party thereto (collectively, the "Lenders"), and U.S. Bank, in its separate capacities as administrative agent and collateral agent for the Lenders, as Swingline Lender, and L/C Issuer.

At December 31, 2012, we had approximately $181.7 million of outstanding debt of which $114.6 million is due within one year.   $108.0 million of amounts due within one year are owed  under the U.S. Bank Credit Facility (the "US Bank Indebtedness").  Our cash flow from operations in 2013 will not be sufficient to repay the US Bank Indebtedness.

On February 25, 2013, we entered into the Merger Agreement with Aid Holdings and Aid Merger Sub, a wholly owned subsidiary of Aid Holdings, providing for the merger of Aid Merger Sub with and into ALC, with ALC surviving the Merger as a wholly-owned subsidiary of Aid Holdings.  Aid Holdings and Aid Merger Sub are beneficially owned by an affiliate of TPG Capital, L.P.

In accordance with the provisions of the U.S. Bank Credit Facility, the Company delivered to the Lenders a fully executed agreement which provides for the repayment of the US Bank Indebtedness before August 15, 2013 (which date may be extended to September 30, 2013 for the purpose of obtaining of requisite approvals).

The delivery of the Merger Agreement was one of various alternatives available to the Company to arrange for the timely payment of the US Bank Indebtedness.  Subject to the completion of the Merger, alternatives that are still available to the Company include the refinancing of the US Bank Indebtedness, the sales of assets, a private placement of securities, or one or more combinations of the foregoing.  The Company has received various unsolicited inquiries from institutional investors inquiring as to the Company's interest in selling assets or completing a financing on a private placement basis.  The Company does not believe that asset sales would be required to effect such a refinancing; however, the combination of asset sales and refinancing may result in more favorable debt financing terms. We estimate the value of the 1,794 resident units pledged as collateral to the Lenders for the $121 million maximum principal amount of the US Bank Indebtedness is in excess of $222 million.  Our estimates are based upon our knowledge of the property and recent appraisals.  In addition, at December 31, 2012, the Company had significant value in 94 unencumbered facilities, 15 of which had occupancy in excess of 70% and 10 of which are closed.  Management estimates the 15 properties with occupancy in excess of 70% would appraise in excess of $75 million.

Share Repurchase

No shares of our Class A Common Stock were repurchased during 2012. At December 31, 2012, approximately $15.0 million remained available under the $15 million repurchase program that was extended and expanded on May 2, 2011.

Accrual for Self-Insured Liabilities

At December 31, 2012, we had an accrued liability for settlement of self-insured liabilities of $2.2 million in respect of general and professional liability claims.  Claim payments were $1.5 million and $0.6 million for the year ended December 31, 2012 and 2011, respectively.  The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported.  We estimate that $0.5 million of the total $2.2 million liability will be paid in the next twelve months.  The timing of payments is not directly within our control, and, therefore, estimates are subject to change.  Provisions for general and professional liability insurance are determined using annual independent actuarial valuations.  We believe we have provided sufficient provisions for general and professional liability claims as of December 31, 2012.

At December 31, 2012, we had an accrual for workers’ compensation claims of $3.3 million.  Claim payments for the years ended December 31, 2012 and 2011 were $1.7 million and $2.6 million, respectively.  The timing of payments is not directly within our control, and, therefore, estimates are subject to change.  Provisions for workers’ compensation insurance are determined using annual independent actuarial valuations.  We believe we have provided sufficient provisions for workers’ compensation claims as of December 31, 2012.

At December 31, 2012, we had an accrual for medical insurance claims of $0.6 million.  The accrual is an estimate based on the historical claims per participant incurred over the historical lag time between date of service and payment by our third party administrator.  The timing of payments is not directly within our control, and, therefore, estimates are subject to change.  We believe we have provided sufficient provisions for medical insurance claims as of December 31, 2012.

Unfunded Deferred Compensation Plan

At December 31, 2012 and 2011 we had accruals of $2.5 million and $3.0 million, respectively, for our unfunded deferred compensation plan.  We implemented an unfunded deferred compensation plan in 2005 which is offered to company employees who are defined as highly compensated by the Internal Revenue Code.  Participants may defer up to 10% of their base salaries which is matched 50% by the Company.  Deferred balances accrue interest at the current prime interest rate.

Contractual Obligations

Set forth below is a table showing the estimated timing of cash payments under our contractual obligations as of December 31, 2012:

	Payments Due by Year
	Total	2013	2014	2015	2016	2017	After 2017
	(Dollars in thousands)
Long-term debt	$181,577	$114,575	$27,565	$22,440	$749	$805	$15,443
Interest payments (1)	21,581	10,443	2,875	2,601	1,154	1,099	3,409
Operating lease commitments	24,915	12,140	12,125	20	20	20	590
Total	$228,073	$137,158	$42,565	$25,061	$1,923	$1,924	$19,442
(1)	Includes an estimate of interest expense on U.S. Bank Credit Facility based upon outstanding balance at December 31, 2012 at base rate plus 3.50%.

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

Revenue Recognition and Accounts Receivable

Revenues are recorded in the period in which services are provided at established rates.  Revenues collected in advance are recorded as deferred revenue upon receipt and recorded to revenue in the period the revenues are earned.  We derive our revenues primarily from providing senior living accommodation and healthcare services from private pay sources.

We record accounts receivable at the net realizable value we expect to receive from individual residents and to a lesser extent state Medicaid programs.  We continually monitor and adjust our allowances associated with these receivables.  We evaluate the adequacy of our allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds, which vary by payer type.  Provisions are considered based upon the evaluation of the circumstances for each of these specific accounts. In addition, we have established internally-determined percentages for allowance for doubtful accounts that are based upon historical collection trends for each payer type and age of these receivables.  Accounts receivable that we estimate to be uncollectible, based upon the above process, are fully reserved for in the allowance for doubtful accounts until they are written off or collected. If circumstances change, for instance due to economic downturn resulting in higher than expected defaults or denials, our estimates of the recoverability of our receivables could be reduced by a material amount.  Our allowance for doubtful accounts for current accounts receivable totaled $3.5 million and $2.9 million at December 31, 2012 and 2011, respectively.

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

Changes in our level of retained risk and other significant assumptions that underlie our estimate of self-insured liabilities, could have a material effect on the future carrying value of the self-insured liabilities.  Our accrual for general and professional self-insured liabilities totaled $2.2 million and $2.1million at December 31, 2012 and 2011.  Our accrual for workers compensation liabilities was $3.3 million and $3.2 million at December 31, 2012 and 2011, respectively.  Our accrual for medical insurance was $0.6 million and $0.8 million for December 31, 2012 and 2011.

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards,” which amends the current fair value measurement and disclosure guidance of ASC Topic 820 “Fair Value Measurement” to include increased transparency around valuation inputs and investment categorization. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. ALC adopted the provisions of this update as of January 1, 2012.  The adoption of this accounting standard update did not have an impact on ALC’s consolidated financial position, results of operations, or cash flows.

In June 2011, the FASB issued ASU No. 2011-5, “Presentation of Comprehensive Income”, an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements and in December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”  ("ASU 2011-12").  These accounting standard updates eliminated the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011.  ALC adopted the provisions of this update as of January 1, 2012 and has been reflected retrospectively in the accompanying financial statements. The adoption of this accounting standard update did not have an impact on ALC’s consolidated financial position, results of operations, or cash flows, as it only required a change in the format of its current presentation of comprehensive income.

ITEM 7A	— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Disclosures

At December 31, 2012, our long-term debt, including the current portion, consisted of fixed-rate debt of $73.6 million, exclusive of a $0.1 million purchase accounting market value adjustment and variable rate debt of $108.0 million.  At December 31, 2011, our long-term debt, including the current portion, consisted of fixed-rate debt of $76.2 million, exclusive of a $0.1 million purchase accounting market value adjustment and variable rate debt of $12.0 million.

Our earnings are affected by changes in interest rates as a result of our borrowings on our U.S. Bank Credit Facility.  At December 31, 2012, we had $108.0 million of variable rate borrowings based on the prime interest rate plus a premium.  As of December 31, 2012, the premium was 350 basis points in excess of the base rate.  For every 1% change in the prime interest rate, our interest expense will change by approximately $1,080,000 annually.  This analysis does not consider changes in the actual level of borrowings or repayments that may occur subsequent to December 31, 2012.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

In order to reduce risk related to our variable rate debt, from time to time we may enter into interest rate swap contracts or other interest rate protection agreements.  ALC had no interest rate swap contracts outstanding as of December 31, 2012 or 2011.

On February 18, 2011, ALC terminated the $120.0 million GE Credit Facility and entered into the $125.0 million U.S. Bank Credit Facility.  In connection with this refinancing, ALC elected to forgo hedge accounting treatment on its interest rate swaps.  As a result, ALC reclassified $0.9 million of pre-tax losses on derivatives ($0.5 million net of tax) from accumulated comprehensive income to earnings in 2011.  At December 31, 2010, the combined market value of the swaps was $0.9 million.

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

Quantitative Disclosures

The table below presents principal, or notional, amounts and related weighted average interest rates by year of maturity for our fixed rate debt obligations as of December 31, 2012, (in thousands).  Amounts exclude purchase accounting market value adjustment of debt of $0.1 million.

	2013	2014	2015	2016	2017	After 2017	Total	Fair Value Liability (Asset)
LONG-TERM DEBT:
Fixed Rate	$2,771	$31,369	$22,437	$749	$805	$15,444	$73,575	$78,703
Average Interest Rate	6.54%	6.75%	7.03%	6.94%	6.93%	6.49%	6.64%

The above table incorporates only those exposures that existed as of December 31, 2012, and does not consider those exposures or positions which could arise after that date or future interest rate movements.

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

 Management assessed the effectiveness of ALC’s internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.  Based on this assessment, ALC’s management believes that, as of December 31, 2012, ALC’s internal control over financial reporting is effective based on those criteria.

Management reviewed the results of their assessment with our Audit Committee.  The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included below in this Item 9A.

Disclosure Controls and Procedures

ALC’s management, with the participation of ALC’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of ALC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012.  ALC’s disclosure controls and procedures are designed to ensure that information required to be disclosed by ALC in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to ALC’s management, including its Chief Executive Officer, to allow timely decisions regarding required disclosures.  Based on such evaluation, ALC’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2012, ALC’s disclosure controls and procedures were effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Assisted Living Concepts, Inc.

We have audited the internal control over financial reporting of Assisted Living Concepts, Inc. (a Nevada Corporation) and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 14, 2013  expressed an unqualified opinion on those financial statements.

GRANT THORNTON LLP
Milwaukee, Wisconsin
March 14, 2013

ITEM 9B	— OTHER INFORMATION

None

Forward-Looking Statements and Cautionary Factors

This report and other written or oral disclosures that we make or that are made on our behalf may contain both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are predictions and generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “will,” “target,” “intend,” “plan,” “foresee,” or other words or phrases of similar import.  Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated.  In addition to factors that may accompany forward-looking statements, factors that could materially affect actual results include the following:

•
any conditions imposed on the parties in connection with consummation of the transactions contemplated by the Merger Agreement, including but not limited to the ability to obtain regulatory approvals of the transactions contemplated by the Merger Agreement on the proposed terms and schedule; the failure of the Company’s stockholders to approve the transactions contemplated by the Merger Agreement; the Company’s ability to maintain relationships with customers, employees or suppliers following the announcement of the Merger Agreement; the ability of the parties to satisfy the conditions to closing of the transactions contemplated by the Merger Agreement; and the risk that the transactions contemplated by the Merger Agreement may not be completed in the time frame expected by the parties or at all;

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

•	national, regional and local competition which could cause us to lose market share and revenue;

•	our ability to cultivate new or maintain existing relationships with physicians and others in the communities in which we operate who provide referrals for new residents could affect occupancy rates;

•	events which adversely affect the perceived desirability, health or safety of our residences to current or potential residents could cause occupancy, revenues and earnings to decline;

•	termination of our resident agreements and vacancies in the living spaces we lease could adversely affect our revenues, earnings and occupancy levels;

•	increases in labor costs, as a result of a shortage of qualified personnel, regulatory requirements or otherwise, could substantially increase our operating costs;

•	inability to increase resident fees to cover energy, food and other costs which could reduce operating margins;

•	markets where overbuilding exists and future overbuilding in other markets where we operate our residences may adversely affect our operations;

•	personal injury claims, if successfully made against us, could materially and adversely affect our financial condition and results of operations;

•	failure to comply with laws and government regulation could lead to fines and penalties;

•	compliance with regulations may require us to make unanticipated expenditures which could increase our costs and therefore adversely affect our earnings and financial condition;

•	new laws or regulations could increase our costs or negatively impact our business;

•	audits and investigations under our contracts with federal and state government agencies could have adverse findings that may negatively impact our business;

•	failure to comply with environmental laws, including laws regarding the management of infectious medical waste, could materially and adversely affect our financial condition and results of operations;

•	failure to comply with laws governing the transmission and privacy of health information could materially and adversely affect our financial condition and results of operations;

•	efforts to regulate the construction or expansion of healthcare providers could impair our ability to expand through construction of new residences or expansion of existing residences;

•	acquisitions that could subject us to a number of operating risks; and

•	costs associated with capital improvements could adversely affect our profitability.

Factors and uncertainties related to our indebtedness and lease arrangements include:

•
if we are not able to consummate the transactions contemplated by the Merger Agreement within the timeframe described in the most recent amendment to our U.S. Bank Credit Facility, our lenders have the ability to declare a default and, among other things, require immediate payment of all indebtedness under our U.S. Bank Credit Facility;

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

DIRECTORS OF THE REGISTRANT

Effective at the time of the 2012 annual meeting of stockholders, Laurie A. Bebo completed her term as a director and was not nominated for re-election.   As a result, the size of the Board was reduced to consist of a total of seven directors.

Listed below are the Directors of ALC, together with their ages, positions, business experience and other public company directorships for the past five years.

Name	Age, Principal Occupation and Experience	Director Since

Alan Bell	Mr. Bell has been the Co-Vice Chairman of the Board of Directors since August 2012. Mr. Bell is a corporate partner of the Canadian law firm Bennett Jones LLP specializing in mergers and acquisitions, private and public financing, and corporate governance, a position he has held since 2004. He is 64. Other public company directorships in the last five years: none	2006

Derek H.L.Buntain
Mr. Buntain is the President of The Dundee Merchant Bank, a Cayman Islands private bank offering banking services to international clients, President, Chief Executive Officer of Dundee Offshore Services Ltd. (investment counsel), and Chairman of the Dundee Leeds Group of Companies (hedge fund administrators).  Mr. Buntain also serves as a director of the following companies: CencoTech Inc., Dundee Precious Metals Inc., Dundee Energy Limited, Eurogas International Inc., and High Liner Foods Incorporated.  He is a member of the Audit Committee of Cencotech Inc. and Eurogas International Inc.  He is 72.

Other public company directorships in the last five years: none
		2006

David J. Hennigar
Mr. Hennigar is the Chairman of the Board of Directors.  He is Chairman of Annapolis Group Inc. (a private holding company in real estate development and environmental collections and remediation), High Liner Foods Incorporated, Aquarius Coatings Inc. (a Canadian public company engaged in paint manufacturing), Muskrat Minerals Inc. and Grand River Ironnsands Inc.  He is also Chairman and CEO of Landmark Global Financial Corporation (a Canadian public investment and management company).  Mr. Hennigar serves as a director of the following Canadian public companies: MedX Health Corp., SolutionInc Technologies Limited, and Muskrat Minerals Inc..  He is a registered representative with Altus Securities Inc. and a director of a number of private companies, as well as Chairman and CEO of Thornridge Holdings Limited.  He is 73.

Other public company directorships in the last five years: none
		2006

Malen S. Ng	Ms. Ng was the Chief Financial Officer of the Workplace Safety and Insurance Board of Ontario from 2003 until her retirement in November 2008. From 1975 to 2002, Ms. Ng was employed by Ontario Hydro and Hydro One Inc. (the largest electricity delivery company in Ontario), where she occupied several executive positions. Ms. Ng is a director of Sunnybrook Health Sciences Centre (one of Canada’s largest hospitals). She is 61. Other public company directorships in the last five years: none	2006

Melvin A. Rhinelander
Mr. Rhinelander is a Co-Vice Chairman of the Board of Directors.  Prior to November 10, 2006, he was the President and Chief Executive Officer of Extendicare Inc. . Following November 10, 2006, Mr. Rhinelander ceased being an employee of Extendicare Inc. and Extendicare Health Services, Inc., but remained on the Board of  Extendicare Inc. as Vice Chairman until December 2008 and as Chairman thereafter.  He also serves as a director of Empire Company Limited (a Canadian company whose key businesses include food retailing and related real estate).  Mr. Rhinelander joined the Extendicare group of companies in 1977 and served in a number of senior positions.  He was appointed President of Extendicare Inc. in 1999 and Chief Executive Officer in 2000.  He is 62.

Other public company directorships in the last five years:  none
2006

Charles H. Roadman II, MD	Dr. Roadman has been the Interim President and Chief Executive Officer of ALC since May 29, 2012. He is the retired President and Chief Executive Officer of the American Health Care Association (1999 to 2004) and is the former Surgeon General of the U.S. Air Force (1996 to 1999). Dr. Roadman serves as a director and advisor on a number of private corporate boards and associations. He is 69. Other public company directorships in the last five years: none	2006

Michael J. Spector
Mr. Spector is the retired Chair and Managing Partner of Quarles & Brady LLP, a Milwaukee Wisconsin headquartered law firm with more than 425 attorneys in nine cities.  Mr. Spector joined Quarles & Brady in 1966 and served as a member of its Executive Committee from 1976 to 2002, as Chair of the Executive Committee from 1987 to 2002, and as Managing Partner from 1999 to 2002.  His practice focused primarily on business counseling and general school law representation, including related litigation and collective bargaining.  Mr. Spector is President Emeritus of the University of Wisconsin System Board of Regents, Executive Director of the United States Law Firm Group, Inc. (a network of 18 American law firms) and a Board member and a member of the Audit and Facilities Committee of the Bradley Center Sports & Entertainment Corporation, in Milwaukee, WI.  He was formerly a Robert E. Boden Visiting Professor of Law at Marquette University Law School and a board member and chair of the audit committee of the University of Wisconsin Hospital and Clinics, a major hospital located in Madison, Wisconsin.  He is 73.

Other public company directorships in the last five years: none
2007

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and the persons who beneficially own more than ten percent of our Class A Common Stock to file reports of ownership and changes in ownership of ALC equity securities with the Securities and Exchange Commission.  Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2012.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all employees, directors and officers, including our principal executive officer, principal financial officer and principal accounting officer, as well as a Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our principal executive officer, principal financial officer, principal accounting officer, and controller, both of which are available, free of charge, on our website at www.alcco.com.  Any amendment to, or waiver from, a provision of such codes of ethics will be posted on our website.

Audit Committee and Audit Committee Financial Expert

The Audit Committee met six times in 2012.  The current members of the Audit Committee are Ms. Ng (Chair), Mr. Buntain and Mr. Spector.  The Board of Directors has determined that each of the members of the Audit Committee is “independent,” as defined in the corporate governance listing standards of the New York Stock Exchange and Rule 10A-3 under the Securities Exchange Act of 1934 relating to audit committees.  The Board also has determined that all members of the Audit Committee are financially literate and that Ms. Ng qualifies as an “audit committee financial expert” as defined by the Securities and Exchange Commission.

The Audit Committee exercises the powers of the Board of Directors in connection with ALC’s accounting and financial reporting practices, and provides a channel of communication between the Board of Directors and ALC’s internal audit function and independent registered public accountants.  The Audit Committee annually reviews its charter and performs an evaluation of its performance and effectiveness.

AUDIT COMMITTEE REPORT

In accordance with its written Charter adopted by the Board of Directors, the Audit Committee has oversight responsibility for the quality and integrity of the financial reporting, disclosure controls and procedures, and internal control and procedure practices of ALC.  While the Audit Committee has oversight responsibility, the primary responsibility for ALC’s financial reporting, disclosure controls and procedures, and internal controls and procedures rests with management, and with ALC’s independent auditors responsible for auditing ALC’s financial statements.

In discharging its oversight responsibility as to the audit process, the Audit Committee has received from Grant Thornton LLP the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding communications with the Audit Committee concerning independence, discussed with the independent auditors any relationships that may impact their objectivity and independence, and satisfied itself as to the independent auditors’ independence.  The Audit Committee also discussed with management, the internal auditors, and the independent auditors the quality and adequacy of ALC’s internal controls and the internal audit group.  The Audit Committee reviewed with both the independent and the internal auditors their audit plans, audit scope, and identification of audit risk.

The Audit Committee discussed and reviewed with Grant Thornton LLP all communications required by generally accepted auditing standards, including those described in Statement on Auditing Standards No. 61 and Rule 2-07 of Regulation S-X and, with and without management present, discussed and reviewed the results of the independent auditors’ examination of the financial statements.  The Audit Committee also discussed the results of the internal audit examinations.

The Audit Committee reviewed the audited financial statements of ALC contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 with management and the independent auditors.  Based on this review and discussion with management, the internal auditors and the independent auditors, the Audit Committee recommended to the Board of Directors that ALC’s audited financial statements be included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for filing with the Securities and Exchange Commission.

The foregoing report has been approved by all members of the Audit Committee.

Malen S. Ng, Chair
Michael J. Spector
Derek H. L. Buntain

ITEM 11	— EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The individuals in the Summary Compensation Table below are referred to in this Compensation Discussion and Analysis as the “named executive officers.” Our named executive officers for 2012 were: Charles H. Roadman II, M.D., interim President and Chief Executive Officer; John Buono, Senior Vice President, Chief Financial Officer and Treasurer; Walter A. Levonowich, Vice President and Controller; Mary T. Zak-Kowalczyk, Vice President and Secretary; and Laurie A. Bebo, former President and Chief Executive Officer.

On May 29, 2012, ALC announced that Ms. Bebo was no longer the President and Chief Executive Officer of ALC. On May 29, 2012, ALC also announced that Dr. Roadman would serve as interim President and Chief Executive Officer during ALC’s search for a permanent Chief Executive Officer. Also on May 29, 2012, Dr. Roadman resigned as a member of the Audit Committee of the Board of Directors of ALC as a result of his new role. In recognition of Dr. Roadman’s assumption of the interim President and Chief Executive Officer role and expanded responsibilities, in addition to his director compensation, he receives a cash payment of $2,000 per work day, use of an ALC automobile and use of a furnished apartment in Milwaukee, Wisconsin, as well as certain other benefits described below.  Because Dr. Roadman does not receive any other compensation generally available to other named executive officers, including cash incentive compensation or long-term incentive compensation in excess of the award he received as a member of the Board, in order to prevent his total compensation from falling below the level generally paid to ALC executives, the Committee determined that it was appropriate for Dr. Roadman to continue to receive his director compensation (with the exception of fees that would have been paid in connection with his service on the Audit Committee) in addition to his limited executive compensation.

Overview of Compensation Programs

The compensation programs for ALC’s named executive officers consist principally of annual base salaries, annual performance-based cash bonus awards, long-term equity-based compensation awards, a defined contribution retirement program, an executive retirement program, a deferred compensation plan and employment agreements.

The Compensation/Nomination/Governance Committee of the Board of Directors (for the purposes of this section, the “Committee”) is responsible for establishing, implementing and monitoring adherence to ALC’s compensation philosophy. The Committee oversees ALC’s compensation plans and practices, including its executive officer compensation plans and practices.  The current members of the Committee are Mr. Buntain (Chair), Ms. Ng and Mr. Spector.

The Committee feels that base salary levels should be restrained with above-average opportunities for incentive compensation as ALC’s strategic goals are met. Accordingly, the Committee has focused on developing short- and long-term incentive compensation programs that reward the achievement of ALC’s strategic objectives.

Stockholder Vote on Executive Compensation

The stockholders approved ALC’s executive compensation at ALC’s 2011 annual meeting of stockholders by an affirmative vote of approximately 98% of the votes cast on the proposal. The Board of Directors and the Committee reviewed the voting results and determined that, given the significant level of support, no changes to our executive compensation policies and decisions were necessary at that time. While this vote was not binding on ALC, the Board of Directors, or the Committee, we believe that it is important for our stockholders to periodically have an opportunity to express their views regarding our executive compensation philosophy, our compensation policies and programs, and the decisions regarding executive compensation, all as disclosed in our proxy statement.

Consistent with the preferences expressed by our stockholders at the 2011 annual meeting of stockholders, we determined that our stockholders should vote on a say-on-pay proposal every three years; therefore the next say-on-pay vote is expected to be held in connection with the 2014 annual meeting of stockholders.

Compensation Philosophy and Objectives

The Committee believes ALC’s compensation programs should reward the achievement of specific annual and long-term strategic goals and align executives’ interests with the interests of stockholders by rewarding performance above established goals, with the ultimate objective of increasing stockholder value. The Committee evaluates both performance and compensation to ensure that ALC has the ability to attract and retain superior employees and that compensation levels remain competitive. It is the policy of the Committee to include provisions in performance-based compensation awards that provide for the “clawback” (i.e., recovery or repayment) of awards if the relevant performance measure is restated or otherwise adjusted in a manner that would reduce the size of the award.

Role of Management in Compensation Decisions.

 The Committee makes decisions regarding compensation for ALC’s named executive officers. The Committee considers recommendations from the chief executive officer on annual base salaries, annual performance-based compensation, and equity-based compensation awards to executive officers (other than the chief executive officer). The Committee can exercise its discretion in modifying any recommended compensation or awards to executive officers.

Compensation Consultant.

The Committee retained Meridian Compensation Partners, LLC (“Meridian”), a national compensation consultant company, as its independent compensation consultant in 2012 to assist the Committee in evaluating ALC’s peer companies for benchmarking purposes, and compiling market data for consideration by the Committee. Meridian is independent of ALC’s management, reports directly to the Committee and has no economic relationships with ALC other than its role advising the Committee. The chief executive officer is not present during discussions between the Committee and Meridian regarding the chief executive officer’s compensation and has not been provided a copy of any Meridian reports on the chief executive officer’s compensation. In 2012, the Committee considered the independence of Meridian and its representatives. The Committee reviewed several factors in its evaluation of the independence of Meridian and its representatives, including whether Meridian had previously worked with, provided services to or had any business relationships with ALC or any of its directors or executive officers. The Committee discussed these considerations and concluded that the engagement of Meridian did not raise any conflict of interest.

Peer Group. In connection with its review of ALC’s executive compensation programs in 2011, the Committee requested that management prepare comparisons of compensation practices of six peer companies who are competitors, as set forth below, and the Committee reviewed the compensation practices of these selected companies as disclosed in their proxy statements. In 2012, the Committee engaged Meridian to review its peer group and third-party survey data pertaining to base salary, target annual incentives, target annual compensation, grant date value of long-term incentives and target total compensation. In addition to the existing peer group companies, a group of broad comparators was added to the analysis to improve comparability based on company size (revenue and market capitalization) and expand the sample size to provide more relevant statistical references.  The broad comparator group includes companies in similar businesses where the size (primarily revenue) was roughly half and double that of ALC. Where sufficient data existed, Meridian ranked ALC senior employees against position-specific matches based on title and proxy pay rank. After extensive discussion in connection with each executive and the elements of compensation for each executive, based on the materials provided by and recommendations of Meridian, the Committee concluded that the members of the peer group were most applicable to the named executive officers of ALC and the members of the broad comparator group were reasonable for statistical analysis, supplemental testing and analytical purposes. Noting that market data, in general, is a useful point of reference rather than a conclusive formula for setting compensation, the Committee determined that the use of both the peer group and the broad comparator group would be useful given ALC’s unique market position. The members of the peer group and the broad comparator group are:

Peer Group

▪	Brookdale Senior Living, Inc.
▪	Capital Senior Living Corporation
▪	Emeritus Corporation
▪	Five Star Quality Care, Inc.
▪	Sunrise Living, Inc.
▪	The Marcus Corporation

Broad Comparator Group

In addition to the peer group companies listed above:
▪	IPC The Hospitalist Co. Inc.
▪	Examworks Group Inc.
▪	Corvel Corp.
▪	Landauer Inc.
▪	Continucare Corp
▪	U.S. Physical Therapy Inc.
▪	Medcath Corp.
▪	Almost Family Inc.
▪	Chindex Intl. Inc.
▪	Metropolitan Health Networks Inc.
▪	Cross Country Healthcare Inc.
▪	Alliance Healthcare Services Inc.
▪	Cardionet Inc.
▪	Great Wolf Resorts Inc.

The competitive pay information derived from the peer companies is one of a number of factors and reference points used by the Committee in setting executive compensation and is used only to assist the Committee in determining the range of types and levels of compensation across a broad market basis. The Committee does not directly align any element of compensation to a percentile rank among either the peer group or the broad comparator group.  Consequently, depending upon one or more of these factors and reference points, a named executive officer’s individual pay components and total, direct compensation may be below, at, or above the median of the competitive pay information.

Variable Vs. Fixed Pay/Equity Vs. Nonequity Incentive Pay

In accordance with its objective to reward performance based on established goals, the Committee also annually evaluates the mix of variable versus fixed compensation and equity versus nonequity incentive compensation granted to ALC’s named executive officers. The following chart illustrates the approximate allocation of compensation in 2012 for our named executive officers. Allocations reflect the split between (a) fixed compensation and variable components (i.e., base salary received in 2012 versus cash and equity incentive compensation granted with respect to 2012) and (b) cash incentive compensation granted with respect to 2012 versus equity incentive compensation granted with respect to 2012. The allocations are based on target payout levels, as disclosed herein under “2012 Compensation”. As in prior years, base salaries represented a relatively small portion of the overall compensation for ALC named executive officers.

	Charles H. Roadman, II, M.D.(1)	John Buono	Walter A. Levonowich	Mary T. Zak-Kowalczyk	Laurie A. Bebo
Fixed/Variable Component *	100%/0%	50%/50%	58%/42%	55%/45%	43%/57%
Equity/Nonequity Incentive Awards *	0%/0%	50%/50%	59%/41%	57%/43%	44%/56%

*Excluding perquisites.

(1)  As mentioned above, other than his cash payment of $2,000 per work day, Dr. Roadman does not receive any other compensation generally available to other named executive officers, including cash incentive compensation or equity incentive compensation.

2012 Compensation

Base Salary. ALC provides named executive officers and other employees with a base salary to compensate them for services rendered during the fiscal year. Base salary ranges for named executive officers are determined for each executive based on his or her position and responsibility.

During its review of base salaries for executives, the Committee primarily considers the executive’s compensation, both individually and relative to other officers, and individual performance of the executive.

Salary levels are typically considered annually as part of ALC’s performance review process as well as upon a promotion or other change in job responsibility. Merit-based increases to salaries of executives are based on the Committee’s assessment of the individual’s performance.

Cash Incentive Compensation.

ALC’s performance-based cash incentive compensation program is an annual cash award program for ALC senior corporate and divisional management members based on annual operating results. The fiscal year 2012 annual incentive targets for each of the named executive officers (other than Dr. Roadman) are set forth in the following table:

Name	Target Award ($)	Percent of Base Salary
Charles H. Roadman II, M.D.	0	0%
John Buono	154,500	50%
Walter A. Levonowich	53,628	30%
Mary T. Zak-Kowalczyk	58,401	35%
Laurie A. Bebo	401,700	75%

ALC’s performance-based cash incentive compensation program is an annual cash award program for ALC senior corporate and divisional management members based on annual operating results. For 2012, awards for senior corporate management members (including the named executive officers, other than Dr. Roadman) were conditioned on ALC as a whole achieving targets relating to adjusted EBITDAR (as defined below) and budgeted adjusted EBITDAR margin percentage (as defined below). “Adjusted EBITDAR” is budgeted net income from continuing operations before income taxes, interest expense net of interest income, depreciation and amortization, transaction costs, non-cash, non-recurring gains and losses, including disposal of assets and impairment of long-lived assets, loss on refinancing and retirement of debt, and rent expenses incurred for leased assisted living properties and “budgeted adjusted EBITDAR margin percentage” is total revenues divided by adjusted EBITDAR. For purposes of determining adjusted EBITDAR for 2012, the Committee determined to further adjust the calculation to remove the effects of potentially long-term bad accounts from residents who are in arrears. Accordingly, the calculation of adjusted EBITDAR provides that the write-off of bad accounts and reserve receivable accounts would be taken on the basis of 100%, instead of any lower percentage. The Committee adopted the amendments to the EBITDAR determination because in the Committee's view, for purposes of such determination, the EBITDAR after giving effect to such amendments more accurately reflected the financial performance of the Company. Adjusted EBITDAR is reported in ALC’s publicly disclosed financial information and was selected as a performance measure for this program because it indicates earnings at residences. Target awards ranged from 20% to 75% of base salary for the named executive officers (other than Dr. Roadman). An additional incentive (stretch targets) of up to 10% of base salary could have been awarded for exceeding budgeted adjusted EBITDAR targets. Achievement of 90% of the performance targets entitled participants to awards equal to 90% of target amounts. For performance in excess of 90% of target (up to 110%), awards will be paid on a prorated basis between 90% and 110% of target. The maximum payout under the performance-based cash incentive compensation program is 110% of target.

The performance-based cash incentive compensation program gives ALC the ability to design cash incentives to promote high performance and achieve corporate goals, encourage growth of stockholder value, and allow managers to share in ALC’s growth and profitability. For 2012, all of the named executive officers, other than Dr. Roadman, were eligible to receive awards under this performance-based cash incentive compensation program.

During the first quarter of each year, the Committee determines whether target levels for the previous year were achieved and sets target levels for corporate and divisional financial objectives and base salary percentages for the current year. The performance thresholds for 2012 for named executive officers under the performance-based cash incentive compensation program were $80.5 million of adjusted EBITDAR and an adjusted EBITDAR margin percentage (defined as total revenues divided by adjusted EBITDAR) of 32.9%. For 2012, the performance targets for named executive officers under the performance-based cash incentive compensation program were $89.4 million of adjusted EBITDAR and an adjusted EBITDAR margin percentage of 36.5%. Both the adjusted EBITDAR and adjusted EBITDAR margin thresholds must be achieved in order to qualify for an award. As reported in ALC’s annual report on Form 10-K, corporate results for 2012 were $55.4 million in adjusted EBITDAR and an adjusted EBITDAR margin of 24.3%. Accordingly, the Committee has determined that the corporate performance targets under the 2012 performance-based cash incentive compensation program were not achieved, and therefore, no payments will be made under the performance-based cash incentive compensation program with respect to 2012.

In addition to the performance-based cash incentive compensation program discussed above, the Committee also has discretion to grant additional bonuses that do not qualify as performance-based compensation for purposes of Section 162(m) of the Internal Revenue Code (the “Code”). Despite this authority, no discretionary bonuses were paid to the named executive officers with respect to 2012.

Long-term Incentive Compensation.

The Committee believes that long-term incentive compensation programs are important elements of an overall compensation package because they encourage participants to focus on long-term ALC performance. Equity-based long-term incentive compensation programs also can increase the stake of executives in ALC and further align the interests of executives with the interests of stockholders.

On March 15, 2012, the Committee approved a total of 88,000 tandem stock options/stock appreciation rights to the named executive officers, other than Dr. Roadman. The tandem stock options/stock appreciation rights have both service-based and performance vesting features. The service-based portion (one-fifth) of each grant vests ratably in one-third increments on the first, second and third anniversaries of the date of grant, subject to applicable executive’s continued employment through those dates. The performance targets for the performance-based portion (four-fifths) of the 2012 equity-based compensation awards were based on increasing private pay occupancy, defined in the awards to be the “average private pay occupancy for the fourth quarter of 2012 on a same facility basis”.

The threshold level of private pay occupancy for the performance-based portion of the awards was determined to be 5,700 units.  The threshold level of private pay occupancy must be achieved in order for any percentage of the performance-based portion of the award to vest. In 2011, privacy pay occupancy was defined as the average privacy pay occupancy for the month of December. However in 2012, the Committee determined that a broader average taken across the fourth quarter would help reduce the variability otherwise associated with the performance metric and more accurately reflect year-end results.

The private pay occupancy for 2012 was determined to be 5,439, and therefore the threshold (5,700) was not met for 2012. In addition, Ms. Bebo forfeited all 44,000 of her tandem stock options/stock appreciation rights in connection with her separation from ALC. As a result, only the service-based portion of the awards for the remaining named executive officers, other than Dr. Roadman, will be eligible for vesting; those 8,800 tandem stock options/stock appreciation rights awarded to such named executive officers will vest and become exercisable in one-third annual increments beginning on March 15, 2013 and will expire on March 15, 2017. Accordingly, 2,933 of the awards become exercisable on March 15, 2013. Once exercisable, the awards may be exercised either by exercising the stock option and purchasing shares of Class A Common Stock at the exercise price or exercising the related stock appreciation right and receiving an amount equal to the positive difference between the value of the shares of Class A Common Stock and the exercise price. The Committee has sole discretion to determine whether stock appreciation rights are settled in shares of Class A Common Stock, cash or a combination of Class A Common Stock and cash.

The Committee will continue to discuss the design of long-term incentive compensation programs and expects that future awards will include multi-year programs tied to ALC’s long-term strategic objectives as those objectives are further refined.

Retirement and Deferred Compensation Benefits.

 ALC maintains a nonqualified Executive Retirement Program and a nonqualified Deferred Compensation Plan for the named executive officers and certain other key employees. ALC also provides a 401(k) plan to which ALC contributes 25% on a matching basis of employee contributions up to the first 6% of the employees’ pretax contributions. For highly compensated employees (as defined in the 401(k) plan), the match is limited to 4% of up to $225,000 of annual earnings. ALC matching contributions vest according to the number of years of employment with ALC as follows: 20% after two years; 40% after three years; 70% after four years; and 100% after five years. ALC provides the 401(k) plan, the Executive Retirement Program and the Deferred Compensation Plan because it believes that these programs help attract and retain key employees.

Under the Executive Retirement Program, ALC makes a book entry to an account each month equal to 10% of the participant’s base monthly salary. Participants are not allowed to make contributions to the Executive Retirement Program. Accounts are credited with deemed earnings as if the account balances were invested in investment funds designated by the participant from a list of funds determined by the plan administrator. Participants’ interests in the accounts vest according to the number of years of employment with ALC as follows: 20% after two years; 40% after three years; 70% after four years; and 100% after five years. A participant’s interest in an account also vests upon the death or disability of the participant. Withdrawals or distributions are not allowed while the executive remains an ALC employee, other than in the case of financial hardship due to unforeseen emergency. Following a participant’s separation from ALC for any reason, the participant’s vested interest in the account is paid to the participant (or the participant’s beneficiary in the event of the participant’s death) either in a lump sum or in five, 10 or 20 annual installments, as elected by the participant. Payments for reasons other than death are not started until at least six months after separation.

ALC also offers a nonqualified Deferred Compensation Plan which allows designated key employees to elect annually to defer up to 10% of their base salaries. Compensation deferred is retained by ALC and credited to participants’ deferral accounts. ALC credits participants’ accounts with matching contributions equal to 50% of participants’ elective deferrals. Participants are fully vested in contributions they elect to defer to their deferral accounts.. Participants’ interests in amounts ALC credits to their accounts as matching contributions vest according to the number of years of employment with ALC as follows: 20% after two years; 40% after three years; 70% after four years; and 100% after five years. The deferral and matching accounts are credited with interest at the prime rate. During employment, amounts are payable from an executive’s account only in the case of financial hardship due to unforeseen emergency. Following a participant’s separation from ALC for any reason, the participant’s vested interest in the account is paid to the participant (or the participant’s beneficiary in the event of the participant’s death) either in a lump sum or in five, 10 or 20 annual installments, as elected by the participant. Payments for reasons other than death are not started until at least six months after separation.

Perquisites and Other Personal Benefits.

ALC provides the named executive officers with perquisites and other personal benefits that ALC and the Committee believe are reasonable and consistent with the overall compensation program to allow ALC to attract and retain key employees. The Committee periodically reviews the levels of perquisites and other personal benefits of the named executive officers and currently feels that perquisites and other personal benefits for ALC executives should be limited. Accordingly, ALC executives are generally not given perquisites or other personal benefits that are not also made available to ALC employees with the following limited exceptions: a monthly automobile allowance in the case of executives, and long-term care and supplemental long-term disability insurance for certain of the executives.  In addition, beginning with his appointment as our interim President and Chief Executive Officer, Dr. Roadman has been provided with the use of an ALC automobile and a furnished apartment.

Employment Agreements.

ALC has entered into employment agreements with certain key employees, including all of the named executive officers, other than Dr. Roadman. Termination benefits under a named executive officer’s agreement are triggered if ALC terminates such executive’s employment without cause or if such executive terminates his or her employment after such executive’s work location is moved more than 50 miles or if such executive’s base salary is reduced by 5% or more, in each instance, if such executive notifies ALC in writing within 30 days of the change that he or she objects to the change and ALC does not rescind the change within 30 days of receiving the executive’s notice. These trigger events were chosen to help retain the named executive officers and to assure such executives that they could apply their full attention to ALC’s business. The employment agreements were designed to promote stability and continuity of the named executive officers.

Termination benefits under the employment agreements include: (i) any earned but unpaid salary; (ii) 12 months’ base salary; (iii) an amount equal to 150% of the target cash incentive award for the year in which the termination occurs; (iv) the cash equivalent of 12 months’ car allowance; (v) the amount that the Company would have credited as company contributions based on the executive’s level of participation in any of ALC’s deferred compensation plans during the 12-month period following the date of termination; and (vi) up to 12 months’ COBRA premiums. Except for any earned but unpaid salary at the time of termination, benefits under the employment agreements would be paid out monthly over a one-year period. Information regarding potential payments under the agreements for the named executive officers is provided under the heading “Employment Contracts and Termination of Employment and Change-of-Control Agreements”. Payment of termination benefits is contingent on the employee executing a release and complying with non-disclosure, non-competition and non-solicitation covenants for a period of one year following termination of employment.

Equity Ownership Guidelines.

The Board has not established equity ownership guidelines for ALC’s management.

Equity-Based Compensation Grant Policy.

It is the policy of the Board that no director or member of ALC’s management shall backdate any equity award or manipulate the timing of any equity award or of the public release of material information with the intent of benefiting a grantee under an equity-based award. The Committee has adopted written equity-based compensation grant policies and procedures.

The Committee expects to consider equity-based compensation grants to ALC employees annually under the terms of the 2006 Omnibus Incentive Compensation Plan. In addition to consideration of annual grants, the Committee recognizes that situations may arise during the course of the year that warrant equity-based compensation grants (off-cycle grants), including situations where ALC is seeking to hire new senior-level employees or recognize employees for certain achievements.

Annual grants are considered by the Committee during the first quarter of each year. The grant date is the date on which the Committee approved the grants. The exercise price is the closing market price of the stock on the date of grant.

Off-cycle grants may be granted as of the fifth business day of June, September or December, whichever next follows the date the grant is approved, provided that the grant date of any off-cycle grants made by the Committee at a meeting held on or after the fifth business day in December but before the Board’s first-quarter meeting shall be determined as if approved on the date of such Committee meeting. The vesting schedule of an off-cycle grant award can relate to the date of the commitment to make the grant (e.g., the date of hire or promotion) instead of the grant date.

Section 162(m) Limitations.

Section 162(m) of the Code generally limits the tax deductibility of certain executive officers’ compensation that exceeds $1 million per year unless such compensation is awarded pursuant to a performance-based plan approved by stockholders. While it is the general intent of the Committee to ensure the deductibility of the incentive compensation paid to ALC’s named executive officers, the Committee has not adopted a policy that requires all compensation to be deductible under Section 162(m) of the Code because it wants to preserve the ability to award cash or equity compensation to an executive that is not deductible under Section 162(m) of the Code if it believes that it is in best interests of ALC stockholders.

COMPENSATION COMMITTEE REPORT

In accordance with its written Charter adopted by the Board of Directors, the Committee has oversight responsibility for compensation matters. The Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this proxy statement and, based on that review and discussion, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.

The foregoing report has been approved by all members of the Committee.

Derek H.L. Buntain, Chair Michael J. Spector Malen S. Ng

COMPENSATION PROGRAM RISK ASSESSMENT

ALC has historically maintained a prudent and appropriately risk-balanced approach to its incentive compensation programs to ensure that these programs promote the long-term interests of our stockholders and do not contribute to unnecessary risk-taking, and will continue to do so. In 2012, the Committee evaluated whether ALC’s executive and broad-based compensation programs contribute to unnecessary risk-taking to achieve above-target results. In completing its analysis, the Committee evaluated: (i) the objectives of ALC’s compensation programs, (ii) the alignment between ALC’s compensation program and its long-term strategy, (iii) whether the compensation program appropriately emphasizes long-term rewards over short-term potentially risky behaviors, and (iv) the elements of compensation, how each element is determined, the reason for paying each element and how each element fits into ALC’s overall compensation objectives. The Committee also reviewed the types of risk associated with compensation programs and various compensation elements, as well as ALC’s company-specific risks, and analyzed various structural and administrative mitigating factors. The Committee concluded that the risks arising from these programs are not reasonably likely to have a material adverse effect on ALC.

SUMMARY COMPENSATION TABLE FOR FISCAL 2012

The following table summarizes the compensation in the fiscal years noted for ALC’s principal executive officer, principal financial officer, its other two executive officers as of the end of 2012 and its former principal executive officer, who are collectively referred to in this section as the “named executive officers”. The Board of Directors determined that the named executive officers for 2012 were Dr. Roadman and Messrs. Buono and Levonowich and Mses. Zak-Kowalczyk and Bebo.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)(3)	Total ($)
Charles H. Roadman II, M.D.(4)	2012	370,400	-	-	-	-	48,278	418,678
Interim President & Chief Executive Officer
John Buono	2012	309,000	-	155,870	-	7,520	60,234	532,624
Senior Vice President, Chief	2011	300,000	-	213,180	153,750	4,639	58,805	730,374
Financial Officer & Treasurer	2010	290,000	-	192,280	144,638	25,550	55,354	707,822
Walter A. Levonowich	2012	178,761	-	77,935	-	10,552	39,335	306,583
Vice President & Controller	2011	173,554	-	106,590	53,368	-	38,477	371,989
	2010	168,499	-	96,140	50,424	4,542	37,244	356,849
Mary T. Zak-Kowalczyk	2012	166,860	-	77,935	-	387	36,291	281,473
Vice President & Secretary	2011	162,000	-	106,590	58,118	-	35,352	362,060
	2010	150,250	-	48,070	29,160	-	9,006	236,486
Laurie A. Bebo(5)	2012	228,700	-	311,740	-	16,628	47,690	604,758
Former President & Chief	2011	520,000	-	426,360	399,750	-	103,030	1,449,140
Executive Officer	2010	500,000	-	384,560	374,063	-	101,249	1,359,872

Notes

(1)
Represents the aggregate grant date fair value of tandem stock options/stock appreciation rights granted during the year computed in accordance with Accounting Standards Codification Topic 718. The assumptions made in these valuations can be found in the Long-Term Equity-Based Compensation Program footnote to the financial statements in ALC’s Annual Report on Form 10-K. Four-fifths of the awards for 2012 were subject to performance conditions, while the remaining one-fifth of the awards was subject to service-based conditions. The ultimate value of these awards depends upon, among other things, the number of awards that vest. The amount listed is the maximum value of the awards at the grant date assuming that the highest level of performance condition was achieved. The actual value, if any, that a recipient will realize will depend on the excess of the market price of our common stock over the exercise price on the date the award is exercised, which cannot be forecasted with reasonable accuracy. All of the tandem stock options/stock appreciation rights granted in 2012 that were subject to performance conditions were forfeited without becoming exercisable.

(2)	Represents above-market earnings on deferred compensation benefit and defined contribution retirement benefit accounts.

(3)	The “All Other Compensation” column includes the following dollar amounts of perquisites and other benefits for 2012.

Name	Car Rental/ Allowance ($)	ALC Contributions to Executive Retirement Program ($)	ALC Contributions to Deferred Compensation Plan ($)	ALC Contributions to 401(k) Plan ($)	Long-Term Care & Supplemental Long-Term Disability Insurance ($)	Housing Reimbursement ($)	Total ($)
Charles H. Roadman II, M.D.	10,401	-	-	931	-	36,946	48,278
John Buono	7,800	30,750	15,346	2,500	3,838	-	60,234
Walter A. Levonowich	7,800	17,789	8,878	2,309	2,559	-	39,335
Mary T. Zak-Kowalczyk	7,800	16,605	8,287	2,239	1,360	-	36,291
Laurie A. Bebo	10,191	22,057	11,665	2,500	1,277	-	47,690

(4)	The amounts set forth in this row include compensation received by Dr. Roadman on and after May 29, 2012 in his capacity as a director of ALC. This compensation included $53,000 in director fees.

(5)
Ms. Bebo separated from ALC on May 29, 2012. The value of outstanding tandem stock options/stock appreciation rights granted to her in 2010, 2011 and 2012 were forfeited in connection with her separation. In addition, Ms. Bebo’s 2012 cash-based incentive compensation award was also forfeited.

2012 Grants of Plan-Based Awards

The following table provides information regarding awards during 2012 under ALC’s annual performance-based cash incentive compensation program (“ACI”) and long-term incentive compensation program (“LTI”) to the named executive officers.

Grants of Plan-Based Awards

			Estimated Possible Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Future Payouts Under Equity Incentive Plan Awards(1)
Name	Grant Date	Type of Award: Annual Cash Incentive or Long- Term Incentive	Threshold ($)	Target ($)	Maximum ($)	Threshold #	Target #	Maximum #	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)(2)	Grant Date Fair Value of Stock and Option Awards ($)
Charles H. Roadman II,	3/15/12	ACI	-	-	-
M.D.	3/15/12	LTI				-	-	-	-	-	-
John Buono	3/15/12	ACI	139,050	154,500	169,950
	3/15/12	LTI				4,400	13,200	17,600	4,400	17.01	155,760
Walter A. Levonowich	3/15/12	ACI	48,265	53,628	58,991
	3/15/12	LTI				2,200	6,600	8,800	2,200	17.01	77,880
Mary T. Zak-Kowalczyk	3/15/12	ACI	52,561	58,401	64,241
	3/15/12	LTI				2,200	6,600	8,800	2,200	17.01	77,880
Laurie A. Bebo	3/15/12	ACI	361,530	401,700	441,870
	3/15/12	LTI				8,800	26,400	35,200	8,800	17.01	311,520
Notes

(1)
As described above under Long-term Incentive Compensation, four-fifths of the tandem stock option/stock appreciation right awards granted with respect to 2012 were subject to performance conditions that were not met.

(2)	The exercise price for tandem stock option/stock appreciation right awards is the closing price of our Class A Common Stock on the New York Stock Exchange (“NYSE”) on March 15, 2012.

The “Grant Date Fair Value of Stock and Option Awards” represents the aggregate grant date fair value of tandem stock options/stock appreciation rights granted during the year computed in accordance with Accounting Standards Codification Topic 718. The assumptions made in these valuations can be found in the Long-Term Equity-Based Compensation Program footnote to the financial statements in ALC’s Annual Report on Form 10-K. Four-fifths of the awards for 2012 were subject to performance conditions and, because the threshold was not met for 2012 (as discussed above under Long-term Incentive Compensation), will be forfeited. The remaining one-fifth of the award was subject to service-based conditions. Only the service-based portion (or 8,800 tandem stock options/stock appreciation rights awarded to the named executive officers (other than Dr. Roadman) in 2012) will vest. The actual value, if any, that a recipient will realize upon exercise of a tandem stock option/stock appreciation right will depend on the excess of the market price of our common stock over the exercise price on the date the tandem stock option/stock appreciation right is exercised, which cannot be forecasted with reasonable accuracy.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about equity awards that were outstanding at fiscal year-end:

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (2)	Option Exercise Price ($)	Option Expiration Date
Charles H. Roadman II, M.D	8,000	-	-	16.05	5/7/13
	8,000	-	-	8.275	5/4/14
	6,668	3,332	-	16.565	5/6/15
	3,334	6,666	-	17.485	5/5/16
John Buono	16,000	-	-	7.65	2/22/14
	5,334	2,666	-	15.855	3/3/15
	7,334	14,666	-	18.69	3/2/16
	-	4,400	17,600	17.01	3/15/17
Walter A. Levonowich	8,000	-	-	7.65	2/22/14
	2,668	1,332	-	15.855	3/3/15
	3,667	7,333	-	18.690	3/2/16
	-	2,200	8,800	17.01	3/15/17
Mary T. Zak-Kowalczyk	2,666	-	-	7.65	2/22/14
	1,334	666	-	15.855	3/3/15
	3,667	7,333	-	18.69	3/2/16
	-	2,200	8,800	17.01	3/15/17
Laurie A. Bebo	-	-	-	-	-
	-	-	-	-	-
	-	-	-	-	-
	-	-	-	-	-
Notes

(1)
Tandem stock options/stock appreciation rights were granted with a five-year term and each grant vests ratably over a three-year period beginning with the first one-third vesting one year after the date of grant, the second one-third vesting two years after the date of grant, and the final one-third vesting three years after the date of grant, subject to continued employment through those dates.

(2)	As discussed in the Compensation Discussion and Analysis, the Committee determined that the performance threshold for these awards was not achieved, and thus will be forfeited.

Option Exercises and Stock Vested in 2012

In 2012, no stock options were exercised and no stock-based awards vested.

Nonqualified Defined Contribution Plans

The following table provides information regarding ALC’s nonqualified defined contribution retirement plans, the Executive Retirement Program (“ERP”) and the Deferred Compensation Plan (“DCP”). ALC does not maintain defined benefit retirement plans.

2012 Nonqualified Deferred Compensation

Name	Plan	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY(1) ($)	Aggregate Earnings in Last FY(2) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE(3) ($)
Charles H. Roadman II,	ERP	-	-	-	-	-
M.D.	DCP	-	-	-	-	-
John Buono	ERP	-	30,750	12,738	-	222,720
	DCP	30,692	15,346	8,141	-	279,568
Walter A. Levonowich	ERP	-	17,789	11,763	-	118,663
	DCP	17,756	8,878	20,665	-	662,335
Mary T. Zak-Kowalczyk	ERP	-	16,605	2	-	32,809
	DCP	16,574	8,287	4,485	-	153,785
Laurie A. Bebo	ERP	-	22,057	60	423,106	-
	DCP	23,300	311,665	117,399	576,310	-
Notes

(1)	Amounts in the Registrant Contributions in Last FY column are included in the All Other Compensation column of the Summary Compensation Table for 2012.

(2)
The following amounts listed in the Aggregate Earnings in Last FYE column are considered above market earnings: $7,520 for Mr. Buono, $10,552 for Mr. Levonowich and $387 for Ms. Zak-Kowalczyk. These amounts are included in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column of the Summary Compensation Table for 2012.

(3)
The following amounts in the Aggregate Balance at Last FYE column were previously reported in the Summary Compensation Table for previous years: Mr. Buono, $179,232 ERP and $225,389 DCP; Mr. Levonowich, $89,111 ERP and $615,036 DCP; Ms. Zak-Kowalczyk, $16,202 ERP and $124,439 DCP; and Ms. Bebo, $404,989 ERP and $523,916 DCP.

ALC’s defined contribution retirement plan for executives, the Executive Retirement Program, provides for a book entry to an account each month equal to 10% of the participant’s base monthly salary. Executives are not allowed to make contributions to the Executive Retirement Program. Accounts are credited with deemed earnings as if the account balances were invested in investment funds designated by the participant from a list of funds determined by the plan administrator. Participants may prospectively elect to reallocate their accounts among investment funds at times established by the plan administrator, which shall be no less frequently than quarterly. Participants’ interests in the accounts vest according to the number of years of employment with ALC as follows: 20% after two years; 40% after three years; 70% after four years; and 100% after five years. A participant’s interest in an account also vests upon the death or disability of the participant. The named executive officers who participate in the Executive Retirement Plan are each 100% vested in their plan accounts. Withdrawals or distributions are not allowed while the executive remains an ALC employee other than in the case of financial hardship due to unforeseen emergency. Following a participant’s separation from ALC for any reason, the participant’s vested interest in the account is paid to the participant (or the participant’s beneficiary in the event of the participant’s death) either in a lump sum or in five, 10 or 20 annual installments, as elected by the participant. Payments for reasons other than death do not begin until at least six months after separation.

ALC also sponsors a Deferred Compensation Plan that allows participating executives to elect to defer up to 10% of their base salaries. Compensation deferred is retained by ALC and credited to the participant’s deferral account. The Deferred Compensation Plan credits participants’ accounts with matching contributions equal to 50% of participants’ elective deferrals. Participants are fully vested in their deferral accounts as to amounts they elect to defer. Participants’ interests in amounts ALC credits to their accounts as matching contributions vest according to the number of years of employment with ALC as follows: 20% after two years; 40% after three years; 70% after four years; and 100% after five years. The named executive officers who participate in the Deferred Compensation Plan are each 100% vested in their plan accounts. Withdrawals or distributions are not allowed while the executive remains an ALC employee other than the case of financial hardship due to unforeseen emergency. Following a participant’s separation from ALC for any reason, the participant’s interest in the account is paid to the participant (or the participant’s beneficiary in the event of the participant’s death) either in a lump sum or in five, 10 or 20 annual installments, as elected by the participant. Payments for reasons other than death do not begin until at least six months after separation. The deferral and matching accounts are bookkeeping accounts only and are credited with interest at the prime rate.

Employment Contracts and Termination of Employment and Change-of-Control Arrangements

Please see the Compensation Discussion and Analysis above for a discussion of the terms of employment agreements entered into between ALC and certain named executive officers. The approximate dollar amounts that would have been payable to such named executive officers under the provisions of the employment agreements if the respective named executive officer’s employment had been terminated as of December 31, 2012, are listed below.

In the event of a change of control of ALC, unless provision is made in connection with the change of control for assumption, or substitution of, awards previously granted and unless otherwise provided in an award agreement: (i) any options and stock appreciation rights outstanding as of the date the change of control become fully exercisable and vested immediately prior to such change of control; (ii) all performance units and cash incentive awards are paid out as if the date of the change of control were the last day of the applicable performance period and “target” performance levels had been attained; and (iii) all other outstanding awards are automatically deemed vested and exercisable and all restrictions and forfeiture provisions lapse.

Unless otherwise provided pursuant to an award agreement, a change of control is defined to mean any of the following events, generally:

the consummation of a merger, reorganization or consolidation or sale or other disposition of all or substantially all of our assets;

the approval by our stockholders of a plan of our complete liquidation or dissolution; or

an acquisition by any individual, entity or group of beneficial ownership of 20% or more of the combined voting power of our then outstanding voting securities entitled to vote generally in the election of directors.

The following table and footnotes present potential payments to each named executive officer (other than Ms. Bebo, whose employment terminated on May 29, 2012) under various circumstances as if such named executive officer’s employment had been terminated on December 31, 2012, or if a change of control had occurred on such date.

	Severance Pay (1)($)	Accelerated Unvested Equity (2)($)	Payment of Cash Incentive Award (3)($)	Benefits/ Deferred Compensation/ Car Allowance (4)($)	Other ($)	Total ($)
Charles H. Roadman II, M.D.
Death or Disability	-	-	-	-	-	-
Voluntary Termination (for Good Reason)/Involuntary Termination (without Cause)	-	-	-	-	-	-
Voluntary Termination (not for Good Reason)/Involuntary Termination (for Cause)
Change-of-Control then Voluntary Termination (for Good Reason)/Involuntary Termination (without Cause)	-	-	-	-	-	-
Change-of-Control (no termination)	-	-	-	-	-	-
John Buono	-	-	-	-	-	-
Death or Disability	-	-	-	-	-	-
Voluntary Termination (for Good Reason)/Involuntary Termination (without Cause)	309,000	-	231,750	60,234	-	600,984
Voluntary Termination (not for Good Reason)/Involuntary Termination (for Cause)	-	-	-	-	-	-
Change-of-Control then Voluntary Termination (for Good Reason)/Involuntary Termination (without Cause)	309,000	-	231,750	60,234	-	600,984
Change-of-Control (no termination)	-	-	154,500	-	-	154,500
Walter A. Levonowich
Death or Disability	-	-	-	-	-	-
Voluntary Termination (for Good Reason)/Involuntary Termination (without Cause)	178,761	-	80,442	39,335	-	298,538
Voluntary Termination (not for Good Reason)/Involuntary Termination (for Cause)	-	-	-	-	-	-
Change-of-Control then Voluntary Termination (for Good Reason)/Involuntary Termination (without Cause)	178,761	-	80,442	39,335	-	298,538
Change-of-Control (no termination)	-	-	53,628	-	-	53,628
Mary T. Zak-Kowalczyk
Death or Disability	-	-	-	-	-	-
Voluntary Termination (for Good Reason)/Involuntary Termination (without Cause)	166,860	-	87,602	36,291	-	290,753
Voluntary Termination (not for Good Reason)/Involuntary Termination (for Cause)	-	-	-	-	-	-
Change-of-Control then Voluntary Termination (for Good Reason)/Involuntary Termination (without Cause)	166,860	-	87,602	36,291	-	290,753
Change-of-Control (no termination)	-	-	58,401	-	-	58,401
Laurie A. Bebo
Involuntary Termination (for Cause)	-	-	-	-	-	-

(1)
Upon termination due to death, disability or cause, the officer or his/her estate will be paid the named executive officer’s salary and accrued benefits earned up to the date of termination. Upon voluntary termination due to good reason or involuntary termination without cause, the named executive officer will be paid one year of base salary.

(2)
The tandem stock options/stock appreciation rights, to the extent outstanding, will become immediately vested and fully exercisable upon a change of control or upon death or disability. In the event of a voluntary termination by a named executive officer, the portion of the named executive officer’s tandem stock options/stock appreciation rights, if any, that is exercisable at the time of such termination may be exercised in accordance with the tandem stock option/stock appreciation right award agreement. No amount is reflected above because none of the tandem stock options/stock appreciation rights that were not exercisable on December 31, 2012, were in the money on that date.

(3)
Upon voluntary termination due to good reason or involuntary termination without cause, the named executive officer will receive a bonus payment equal to 150% of the “target” bonus payment that would have been payable to the named executive officer if he or she had remained employed in the year in which the termination occurs. For all other terminations, the named executive officer will not receive any bonus payment. As described above, in the event of a change of control without termination of employment, the amount above assumes the date of the change of control was the last day of the applicable performance period and “target” performance levels had been attained.

(4)
Upon voluntary termination due to good reason or involuntary termination without cause, a named executive officer who is receiving a car allowance as of the date of termination will be eligible for the cash equivalent of 12 months of the car allowance provided at the date of termination ($650 per month). Upon voluntary termination due to good reason or involuntary termination without cause, the applicable executive will be entitled to (i) the amount ALC would have credited as company contributions based upon the applicable executive’s level of participation over the 12-month period of time beginning immediately after the date of termination to each of the DCP and ERP (10% contribution for ERP and 50% company match of the officer’s 10% contribution to DCP) and (ii) up to 12 months’ COBRA premiums. For all terminations, the named executive officer will be entitled to all vested deferred compensation of any kind at such times and in such amounts provided under the terms of the applicable deferred compensation plan.

Director Compensation

The following table sets forth information regarding compensation paid by ALC to our non-employee directors during 2012. The “Stock Awards”, “Non-Equity Incentive Plan Compensation” and “Change in Pension Value and Nonqualified Deferred Compensation Earnings” columns of the table have been deleted from the table because there were no stock awards, non-equity incentive plan compensation, pension values or deferred compensation earnings for non-employee directors during 2012. Dr. Roadman received compensation for his service as a non-employee director in addition to the compensation he received in connection with his employment as our interim President and Chief Executive Officer, as described below in the section entitled “Compensation Discussion and Analysis”. Prior to her departure from ALC, Ms. Bebo received no additional compensation for her service as a director during 2012.

Director Compensation for Fiscal 2012

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Alan Bell	100,500	-	-	100,500
Derek H. L. Buntain	121,750	-	-	121,750
David J. Hennigar	151,500	-	-	151,500
Malen Ng	80,000	-	-	80,000
Melvin A. Rhinelander	114,000	-	-	114,000
Charles H. Roadman, II, M.D.(3)	25,500	-	-	25,500
Michael J. Spector	88,250	-	-	88,250

Notes

(1)	Each of the current non-employee directors held an aggregate of 36,000 tandem stock options/stock appreciation rights at the end of 2012, all of which were unexercised.

(2)
Perquisites for our directors were less than the disclosure threshold of $10,000 in the aggregate.  Dr. Roadman received certain perquisites in his capacity as our interim President and Chief Executive Officer, as discussed further below and set forth in the Summary Compensation Table.

(3)
The amounts set forth in this row represent the compensation paid to Dr. Roadman from January 1, 2012 until May 28, 2012 in his capacity as a non-employee director of ALC. The compensation received by Dr. Roadman on and after May 29, 2012 in his capacity as a director of ALC are included in the Summary Compensation Table together with the compensation he received in his capacity as our interim President and Chief Executive Officer.

Directors who are not employees of ALC are paid an annual retainer of $20,000 per year, a fee of $2,500 for each Board or committee meeting they attend, and $500 for each telephonic Board or committee meeting they attend. In addition to the base Board retainer, the annual retainer for the Board Chairman is $75,000 and the annual retainer for the Vice Chairman is $50,000. The annual retainer for the Chairs of the Audit Committee, the Facility Review Committee and the Compensation/Nomination/Governance Committee is an additional $15,000 and the annual retainer for the Executive Committee Chair is an additional $10,000. In addition, during 2012, it was determined that members of the Resident Quality Care and Compliance Committee would be entitled to receive an annual retainer equal to $15,000, with a meeting fee of $1,000 and a telephonic meeting fee of $500.

Non-employee directors may receive yearly grants of stock-based awards, as determined by the full Board of Directors, and are reimbursed for expenses incurred in connection with attending Board and committee meetings. Directors who are also employees of ALC receive no additional compensation for their service as directors, with the exception of Dr. Roadman.

ITEM 12	— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2012. As discussed in the Compensation Discussion and Analysis, the performance targets related to 123,200 of the tandem stock options/stock appreciation rights granted to employees in 2012 were not achieved. Tandem stock options/stock appreciation rights with respect to 265,366 tandem stock options/stock appreciation rights granted to employees in 2009, 2010, 2011 and 2012 and all 252,000 tandem stock options/stock appreciation rights granted to directors in 2008, 2009, 2010, 2011 and 2012 remain outstanding.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding o ptions, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	636,166	15.31	963,834
Equity compensation plans not approved by security holders	-	-	-
Total	636,166	15.31	963,834

The 2006 Omnibus Incentive Compensation Plan was initially approved by ALC’s sole stockholder in 2006 and approved again by ALC stockholders at the 2008 annual meeting. The plan provides for the grant of equity incentive compensation awards and non-equity incentive compensation awards to ALC directors, officers, employees or consultants (including prospective directors, officers, employees or consultants). The plan provides for the grant of options, stock appreciation rights, restricted stock awards, restricted stock units, performance units, cash incentive awards and other equity-based or equity-related awards. The plan is administered by the Compensation/Nominating/Committee.

The aggregate number of shares of our Class A Common Stock that may be delivered pursuant to awards granted under the plan is 1,600,000, subject to anti-dilution adjustments as provided in the plan. If an award granted under the plan is forfeited, or otherwise expires, terminates or is canceled without the delivery of shares, then the shares covered by the award will again be available to be awarded. In general, if shares are surrendered or tendered in payment of the exercise price of an award or any taxes required to be withheld in respect of an award, the surrendered or tendered shares become available to be awarded under the plan. Unless otherwise specified in the applicable award agreement, options vest and become exercisable in 25% increments on each of the first four anniversaries of the date of grant. Since 2006, all award agreements for option grants under the 2006 Omnibus Incentive Compensation have specified that, subject to any performance-based vesting requirements, the options vest and become exercisable in one-third increments on each of the first three anniversaries of the date of grant.

In the event of a change of control of ALC, unless provision is made in connection with the change of control for assumption, or substitution of, awards previously granted and unless otherwise provided in an award agreement: (i) any options and stock appreciation rights outstanding as of the date the change of control become fully exercisable and vested immediately prior to such change of control; (ii) all performance units and cash incentive awards are paid out as if the date of the change of control were the last day of the applicable performance period and “target” performance levels had been attained; and (iii) all other outstanding awards are automatically deemed vested and exercisable and all restrictions and forfeiture provisions lapse.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table lists beneficial ownership of Class A Common Stock and Class B Common Stock by: any person known to ALC to own beneficially more than 5% of either class; each of our directors; the individuals named in the “Summary Compensation Table” contained in this proxy statement (collectively, the “named executive officers”); and all of our current executive officers and directors as a group.  Except as otherwise indicated below, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned by such person.  The rules of the Securities and Exchange Commission consider a person to be the “beneficial owner” of any securities over which the person has or shares voting power or investment power, or any securities as to which the person has the right to acquire, within sixty days, such sole or shared power.  The number of shares set forth for directors, and named executive officers are reported as of March 8, 2013.  Amounts for 5% stockholders are as of the date such stockholders reported such holdings in filings under the Securities Exchange Act of 1934 unless more recent information was provided prior to the printing of this 10-K.

Name and Address of Beneficial Owner(1)	Number of Shares Owned		Assuming Full Conversion(2)	Percentage of Outstanding Shares		Percentage of Total Votes

5% Beneficial Owners	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class A Common Stock	Class B Common Stock	No Conversion	If Fully Converted
Morgan Stanley Investment Management Inc., 522 Fifth Avenue, New York, NY 10036(3)	3,532,963	-	3,532,963	17.6%	-	7.2%	15.2%
Thornridge Holdings Limited, 380 Bedford Highway, Halifax, Nova Scotia, Canada B3M2L4(4)	345,316	2,722,000	3,271,466	1.7%	93.9%	56.2%	14.1%
Bandera Partners LLC, Gregory Bylinsky, Jefferson Gramm & Andrew Shpiz, 50 Broad Street, Suite 1820, New York, NY 10004(5)	2,220,307	-	2,220,307	11.1%	-	4.5%	9.6%
BlackRock, Inc. 40 East 52nd Street, New York, NY 10022(6)	1,185,377	-	1,185,377	5.9%	-	2.4%	5.1%
683 Capital Mgt LLC, 683 Capital Mgt LP, & Ari Zweiman 595 Madison Avenue, 17th Floor, New York, NY 10022(7)	1,321,288	-	1,321,288	6.6%	-	2.7%	5.7%
Newtyn Management LLC 599 Lexington Ave., 41st Floor, New York, NY 10022(8)	1,742,900	-	1,742,900	8.7%	-	3.6%	7.5%
Kingstown Partners Master Ltd., Kingstown Partners II L.P., Ktown LP, Kingstown Capital Partners, LLC, Kingstown Capital Management L.P., Kingstown Management GP LLC, Michael Blitzer & Guy Shanon(9)	1,600,000	-	1,600,000	8.0%	-	3.3%	6.9%
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355(10)	1,071,590	-	1,071,590	5.3%	-	2.2%	4.6%
Dimensional Fund Advisors LP Palisades West Building One 6300 Bee Cave Road, Austin, TX 78746(11)	1,191,916	-	1,191,916	5.9%	-	2.4%	5.1%

(1)
Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 for purposes of this 10-K.  It is not necessarily to be construed as beneficial ownership for other purposes.

(2)
Each share of Class B Common Stock may be converted into 1.075 shares of Class A Common Stock at the option of the holder.  This column assumes that all of the outstanding shares of Class B Common Stock was converted into shares of Class A Common Stock such that a single class of common stock remained outstanding.

(3)
Based on a Schedule 13G filed with the SEC by Morgan Stanley Investment Management, Inc. and Morgan Stanley (whose mailing address is 1585 Broadway, New York NY 10036).  The Schedule 13G states that Morgan Stanley Investment Management, Inc. has sole voting power with respect to 2,807,245 shares of Class A Common Stock and sole dispositive power with respect to 3,532,963 shares of Class A Common Stock.  The Schedule 13G further states that Morgan Stanley has sole voting power with respect to 2,807,245 shares of Class A Common Stock and sole dispositive power with respect to 3,532,963 shares of Class A Common Stock.

(4)
Based on a Schedule 13D filed with the SEC by Thornridge Holdings Limited.  The Schedule 13D states that Thornridge Holdings has sole voting and dispositive power with respect to the shares of Class A Common Stock and shares of Class B Common Stock listed above. Thornridge Holdings has the right to acquire 2,926,150 shares of Class A Common Stock upon conversion of the 2,722,000 shares of Class B Common Stock.   As of December 6, 2010, all of the outstanding voting shares of Thornridge Holdings were held by fourteen private holding companies owned by members of the extended family of Mrs. Jean Hennigar, a daughter of the late R.A. Jodrey, including her son David J. Hennigar, Chairman of ALC’s Board of Directors, Chairman and President of Thornridge Holdings Limited and one of Thornridge Holdings’ ten directors.  Matters relating to the voting and disposition of shares held by Thornridge Holdings are determined exclusively by its board of directors. Mr. Hennigar disclaims beneficial ownership of the ALC shares held by Thornridge Holdings. See below for additional information relating to the acquisition of shares by Thornridge Holdings.

(5)
Based on a Schedule 13G filed with the SEC by Bandera Partners LLC, Gregory Bylinsky, Jefferson Gramm and Andrew Shpiz.  The Schedule 13G states that Bandera Partners LLC has sole voting and dispositive power on 2,220,307 shares of Class A Common Stock and that Jefferson Gramm has sole voting and dispositive power on 82,572 shares of Class A Common Stock.  Gregory Bylinsky, Jefferson Gramm and Andrew Shpiz have shared voting and dispositive power over 2,220,307 shares of Class A Common Stock.

(6)	Based on a Schedule 13G filed with the SEC by BlackRock, Inc.

(7)
Based on a Schedule 13G filed with the SEC by 683 Capital Management, LLC, 683 Capital Management, LP and Ari Zweiman. The Schedule 13G states that 683 Capital Management, LLC, 683 Capital Management, LP and Ari Zweiman have shared voting and dispositive power on 1,321,288 shares of Class A Common Stock.

(8)	Based on a Schedule 13G filed with the SEC by Newtyn Management, LLC.

(9)
Based on a Schedule 13G filed with the SEC by Kingstown Partners Master Ltd., Kingstown Partners II L.P., Ktown LP, Kingstown Capital Partners, LLC, Kingstown Capital Management L.P., Kingstown Management GP LLC, Michael Blitzer and Guy Shanon. The principal business address of each of Kingstown Partners II L.P., Ktown LP, Kingstown Capital Partners, LLC, Kingstown Capital Management L.P., Kingstown Management GP LLC, Michael Blitzer and Guy Shanon is 100 Park Ave, 21st Floor New York, NY 10017. The principal business address of Kingstown Partners Master Ltd. is c/o Intertrust Corporate Services, 190 Elgin Avenue, George Town, Grand Cayman KY1-9005, Cayman Islands. The Schedule 13G states that Kingstown Capital Management L.P., Kingstown Management GP LLC, Michael Blitzer and Guy Shanon have shared voting and dispositive power on 1,600,000 shares of Class A Common Stock, Kingstown Capital Partners, LLC has shared voting and dispositive power on 1,416,642 shares of Class A Common Stock, Kingstown Partners Master Ltd. has shared voting and dispositive power on 1,138,057 shares of Class A Common Stock, Kingstown Partners II L.P. has shared voting and dispositive power on 142,466 shares of Class A Common Stock and Ktown LP has shared voting and dispositive power on 136,119 shares of Class A Common Stock.

(10)
Based on a Schedule 13G filed with the SEC by The Vanguard Group.  The Schedule 13G states that The Vanguard Group has sole voting power with respect to 30,262 shares of Class A Common Stock, sole dispositive power with respect to 1,041,328 shares of Class A Common Stock and shared dispositive power with respect to 30,262 shares of Class A Common Stock.

(11)
Based on a Schedule 13G filed with the SEC by Dimensional Fund Advisors LP.  The Schedule 13G states that Dimensional Fund Advisors LP has sole voting power with respect to 1,141,627 shares of Class A Common Stock and sole dispositive power with respect to 1,191,616 shares of Class A Common Stock.

On December 6, 2010, Thornridge Holdings Limited, a Nova Scotia limited company, (“Thornridge Holdings”), filed a statement on Schedule 13D with the SEC (the “Schedule 13D”) reporting that on November 5, 2010, it had acquired 172,658 shares of the Class A Common Stock and 1,361,000 shares of the Class B Common Stock formerly owned by Scotia Investments Limited (“Scotia Investments”) and its subsidiaries. According to the Schedule 13D, Blomidon Investments Limited (“Blomidon”), the ultimate parent corporation of Scotia Investments, and three holding companies of Blomidon that owned all of the common shares of Blomidon, including Thornridge Holdings, completed a reorganization pursuant to which, among other things, Thornridge Holdings acquired all of the ALC shares formerly held by Scotia Investments and its subsidiaries. The aggregate purchase price for the ALC shares acquired by Thornridge Holdings in the reorganization, as reported in the Schedule 13D, was Cdn$53,241,407, representing Cdn$32.55 per share of ALC’s Class A Common Stock and Cdn$34.99 per share of ALC’s Class B Common Stock. Thornridge Holdings reported that the purchase price for the assets it acquired in the reorganization, including but not limited to the ALC shares, was paid for by Thornridge Holdings by a combination of the proceeds of the sale of its shares of Blomidon to Blomidon and the payment of a cash amount. In connection with the reorganization, Thornridge Holdings further reported that it and certain of the private companies acquired in the reorganization entered into credit facilities with The Canadian Imperial Bank of Commerce (“CIBC”) for loans that were used or will be used for working capital, capital expenditures, possible expansions and acquisitions and the payment of approximately twenty-five percent of the aggregate purchase price of all assets acquired in the reorganization.

The Schedule 13D indicates that as of December 6, 2010: (i) all of the outstanding voting shares of Thornridge Holdings are held by fourteen private holding companies owned by members of the extended family of Mrs. Jean Hennigar, a daughter of the late R.A. Jodrey, including her son David J. Hennigar, who is chairman of ALC’s Board of Directors, Chairman and President of Thornridge Holdings and one of Thornridge Holdings’ ten directors; (ii) none of the ten directors of Thornridge Holdings individually has the power to vote or dispose of the ALC shares held by Thornridge Holdings; (iii) matters relating to the voting and disposition of ALC shares held by Thornridge Holdings are determined exclusively by its board of directors; and (iv) Mr. Hennigar and each of the other directors of Thornridge Holdings disclaims beneficial ownership of the ALC shares held by Thornridge Holdings.

Following completion of the reorganization, Thornridge Holdings held 172,658 shares of Class A Common Stock and 1,361,000 shares of Class B Common Stock.  In its Schedule 13D, as amended on February 27, 2013, Thornridge Holdings references the Company’s Certificate of Change Pursuant to NRS 78.209 For Nevada Profit Corporations, which effectuated a two-for-one stock split of the Company’s Common Stock (the “Stock Split”).  Following the Stock Split, Thornridge Holdings held 345,316 shares of ALC’s Class A Common Stock and 2,722,000 shares of ALC’s Class B Common Stock. Thornridge Holdings has the right to acquire 2,926,150 shares of Class A Common Stock upon conversion of the 2,722,000 shares of Class B Common Stock which it holds, pursuant to the conversion feature which allows each share of Class B Common Stock to be converted into 1.075 shares of Class A Common Stock at the option of the holder. Furthermore, because each share of Class B Common Stock entitles the holder to ten votes with respect to all matters upon which stockholders are entitled to vote, while each share of Class A Common Stock entitles the holder to one vote on such matters, with the holders of Class A Common Stock and Class B Common Stock voting together on such matters without regard to class, Thornridge Holdings holds approximately 56.2% of the total voting power of ALC based on shares outstanding as of February 28, 2013.

In its Schedule 13D, as amended on February 27, 2013, Thornridge Holdings reported that the shares held by Thornridge Holdings are subject to a voting agreement with Aid Holdings, LLC and Aid Merger Sub, LLC (the “Voting Agreement”), pursuant to which Thornridge Holdings has agreed to, among other things, vote all of its shares of Company Common Stock in favor of of the transactions contemplated under the Merger Agreement and vote against any alternative acquisition proposals.  The Voting Agreement terminates upon the termination of the Merger Agreement.

Name of Beneficial Owner(1)	Number of Shares Owned		Assuming Full Conversion(2)		Percentage of Outstanding Shares		Percentage of Total Votes

Directors and Named Executive Officers:	Class A Common Stock	Class B Common Stock	Class A Common Stock		Class A Common Stock	Class B Common Stock	No Conversion	If Fully Converted

Alan Bell(2)	34,668	-	34,668		*	*	*	*
Derek H.L. Buntain(2)	79,028	80	79,114		*	*	*	*
David J. Hennigar (2) (3) (4)	39,290	-	39,290		*	*	*	*
Malen S. Ng(2)	34,064	-	34,064		*	*	*	*
Melvin A. Rhinelander(2)(5)	37,528	-	37,528		*	*	*	*
Michael J. Spector(2)	33,868	-	33,868		*	*	*	*
Charles H. Roadman II, MD(2)	33,868	-	33,868		*	*	*	*
John Buono(6)	48,135	-	48,135		*	*	*	*
Walter A. Levonowich(7)	20,868	-	20,868		*	*	*	*
Mary T. Zak-Kowalczyk(8)	14,068	-	14,068		*	*	*	*
All directors & executive officers as a group (10 persons)	375,385	80	375,471	(9)	1.8%	*	*	1.6%

*	Less than 1%.

(1)
Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 for purposes of this 10-K.  It is not necessarily to be construed as beneficial ownership for other purposes.

(2)	Includes 32,668 shares of Class A Common Stock the director has the right to acquire through the exercise of options, 6,666 of which become exercisable within sixty days.

(3)
Based on a Schedule 13D filed with the SEC by Thornridge Holdings Limited.  The Schedule 13D states that Thornridge Holdings has sole voting and dispositive power with respect to the shares of Class A Common Stock and shares of Class B Common Stock listed above. Thornridge Holdings has the right to acquire 2,926,150 shares of Class A Common Stock upon conversion of the 2,722,000 shares of Class B Common Stock.   As of December 6, 2010, all of the outstanding voting shares of Thornridge Holdings were held by fourteen private holding companies owned by members of the extended family of Mrs. Jean Hennigar, a daughter of the late R.A. Jodrey, including her son David J. Hennigar, Chairman of ALC’s Board of Directors, Chairman and President of Thornridge Holdings and one of Thornridge Holdings’ ten directors.  Matters relating to the voting and disposition of shares held by Thornridge Holdings are determined exclusively by its board of directors. Mr. Hennigar disclaims beneficial ownership of the ALC shares held by Thornridge Holdings. See below for additional information relating to the acquisition of shares by Thornridge Holdings.

(4)	Includes 6,622 shares of Class A Common Stock pledged as partial security for a line of credit at the Bank of Montreal, Halifax, Nova Scotia, Canada.

(5)	Includes 2,000 shares of Class A Common Stock held jointly with his spouse, and 2,860 shares of Class A Common Stock held as custodian for Mr. Rhinelander’s minor children.

(6)
Includes 40,135 shares of Class A Common Stock Mr. Buono has the right to acquire through the exercise of stock options and 8,000 shares of Class A Common Stock held jointly with his spouse, who is a partner in the law firm of Quarles & Brady LLP.

(7)	Includes 20,068 shares of Class A Common Stock Mr. Levonowich has the right to acquire through the exercise of stock options.

(8)	Includes 12,734 shares of Class A Common Stock Ms. Zak-Kowalczyk has the right to acquire through the exercise of stock options.

(9)	Includes 301,613 shares of Class A Common Stock directors and executive officers have the right to acquire through the exercise of options, 46,662 of which become exercisable within sixty days.

ITEM 13	— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN BUSINESS RELATIONSHIPS; RELATED PERSON TRANSACTIONS

The Board of Directors recognizes that related person transactions (generally, transactions between an officer or director or members of their immediate families and entities ALC does business with or which own a significant amount of ALC’s voting stock) may raise questions among stockholders as to whether those transactions are consistent with the best interests of ALC and its stockholders.  It is ALC’s policy to enter into or ratify a related person transaction only when the Board, acting through the Audit Committee, determines that the transaction in question is in, or is not inconsistent with, the best interests of ALC and its stockholders.

The Audit Committee has adopted written policies and procedures for the review, approval, or ratification of related person transactions.  The Committee reviews the material facts of related person transactions and either approves or disapproves of the entry into the transactions.  If advance Committee approval is not feasible, then the transaction may be ratified at the Committee’s next regularly scheduled meeting.  In determining whether to approve or ratify a transaction, the Committee takes into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the officer, director or family member interest in the transaction.  No director may participate in any discussion or approval of a transaction for which he or she is a related person, except that the director is required to provide all material information concerning the transaction to the Audit Committee.  If a transaction is ongoing, the Audit Committee may establish guidelines for ALC’s management to follow in its ongoing dealings with the related person.  The Audit Committee has reviewed and pre-approved certain types of related person transactions, including ordinary course compensation of officers and directors, transactions with other companies where the interest of the related person and the size of the transaction are limited, certain charitable transactions, transactions where all stockholders receive proportional rights, and certain banking-related services.

Prior to November 10, 2006, ALC was wholly-owned by Extendicare.  Following that date, none of ALC’s voting stock was owned by Extendicare.  In connection with the separation of ALC from Extendicare, the two companies entered into agreements in respect of the allocation of liabilities between the companies and certain services to be provided by Extendicare to ALC on an arms length basis and which were subject to a formal arbitration process if disputes arose.  Until July 1, 2010, Extendicare provided services to ALC primarily related to payroll and benefit services.  These agreements are discussed in more detail in ALC’s proxy statement for the 2009 annual meeting of stockholders.  Our Vice Chairman, Mr. Rhinelander, is also a director and Chairman of Extendicare.  The Board determined that Mr. Rhinelander’s roles as Chairman of Extendicare and as Vice Chairman of ALC do not interfere with the exercise of his independent judgment and independence from the management of ALC.

ALC engaged Bennett Jones LLP, a Canadian law firm, to provide advisory services commencing in August 2012.  Mr. Bell, a member of the Board of Directors of ALC, is a partner in this law firm.  Prior to such engagement of Bennett Jones, Mr. Bell was elected Co-Vice Chairman of the Board of Directors and stepped down as a member of both the Audit Committee and the Compensation/Nominating/Governance Committee.  Upon the recommendation of the Audit Committee, the Board (other than Mr. Bell, who recused himself) approved the engagement of Bennett Jones.  In 2012, ALC incurred fees of $804,000 to Bennett Jones under the terms of this engagement.  Mr. Bell’s interest in such fees was less than $10,000.

DIRECTOR INDEPENDENCE

ALC’s Board of Directors has affirmatively determined that all of ALC’s directors other than Dr. Roadman are “independent” as defined in the corporate governance standards of the New York Stock Exchange.  Dr. Roadman is not considered to be independent because Dr. Roadman is currently ALC’s Interim President and Chief Executive Officer.

The Board considered the relationship of Mr. Spector and the law firm of Quarles & Brady LLP, which provides legal services to ALC, and determined that Mr. Spector’s relationship as a retired partner of that firm does not interfere with the exercise of his independent judgment and independence from the management of ALC.

The Board considered the relationship of Mr. Hennigar to ALC through his association with Thornridge Holdings Limited, which owns the majority of the Class B Common Stock and controls 56.2% of the voting power of stockholders, and determined that the association with Thornridge Holdings Limited does not interfere with the exercise by Mr. Hennigar of his independent judgment and independence from the management of ALC.

The Board considered the relationship of Mr. Rhinelander to  Extendicare Inc. (“Extendicare”).  Prior to ALC’s separation from Extendicare on November 10, 2006, ALC was wholly-owned by Extendicare and Mr. Rhinelander served as ALC’s Chairman and Chief Executive Officer.  Following that date, none of ALC’s voting stock was owned by Extendicare and Mr. Rhinelander ceased being an executive officer of ALC.  In connection with the separation of ALC from Extendicare, the two companies entered into agreements in respect of certain services to be provided by Extendicare to ALC on an arms-length basis and which were subject to a formal arbitration process if disputes arose.  Until July 1, 2010, Extendicare provided services to ALC primarily related to payroll and benefit services.  Mr. Rhinelander is a director and Chairman of Extendicare.  In his role as Vice Chair of the Board of Directors of ALC, from time to time Mr. Rhinelander provides advice and counsel to the Chairman and senior management of ALC.  The Board determined that these relationships do not interfere with the exercise of Mr. Rhinelander’s independent judgment and independence from the management of ALC.

The Board considered the relationship of Mr. Bell and the law firm of Bennett Jones LLP, which provides advisory services to ALC, and determined that Mr. Bell’s relationship as a partner of that firm does not interfere with the exercise of his independent judgment and independence from the management of ALC.

DIRECTOR INDEPENDENCE

ALC’s Board of Directors has affirmatively determined that all of ALC’s directors other than Dr. Roadman are “independent” as defined in the corporate governance standards of the New York Stock Exchange.  Dr. Roadman is not considered to be independent because Dr. Roadman is currently ALC’s Interim President and Chief Executive Officer.

The Board considered the relationship of Mr. Spector and the law firm of Quarles & Brady LLP, which provides legal services to ALC, and determined that Mr. Spector’s relationship as a retired partner of that firm does not interfere with the exercise of his independent judgment and independence from the management of ALC.

The Board considered the relationship of Mr. Hennigar to ALC through his association with Thornridge Holdings Limited, which owns the majority of the Class B Common Stock and controls 56.2% of the voting power of stockholders, and determined that the association with Thornridge Holdings Limited does not interfere with the exercise by Mr. Hennigar of his independent judgment and independence from the management of ALC.

The Board considered the relationship of Mr. Rhinelander to  Extendicare Inc. (“Extendicare”).  Prior to ALC’s separation from Extendicare on November 10, 2006, ALC was wholly-owned by Extendicare and Mr. Rhinelander served as ALC’s Chairman and Chief Executive Officer.  Following that date, none of ALC’s voting stock was owned by Extendicare and Mr. Rhinelander ceased being an executive officer of ALC.  In connection with the separation of ALC from Extendicare, the two companies entered into agreements in respect of certain services to be provided by Extendicare to ALC on an arms-length basis and which were subject to a formal arbitration process if disputes arose.  Until July 1, 2010, Extendicare provided services to ALC primarily related to payroll and benefit services.  Mr. Rhinelander is a director and Chairman of Extendicare.  In his role as Vice Chair of the Board of Directors of ALC, from time to time Mr. Rhinelander provides advice and counsel to the Chairman and senior management of ALC.  The Board determined that these relationships do not interfere with the exercise of Mr. Rhinelander’s independent judgment and independence from the management of ALC.

The Board considered the relationship of Mr. Bell and the law firm of Bennett Jones LLP, which provides advisory services to ALC, and determined that Mr. Bell’s relationship as a partner of that firm does not interfere with the exercise of his independent judgment and independence from the management of ALC.

ITEM 14	— PRINCIPAL ACCOUNTANT FEES AND SERVICES

FEES PAID TO INDEPENDENT AUDITORS

The Audit Committee retained Grant Thornton as independent registered public accountants to audit ALC’s consolidated financial statements for the fiscal year ended December 31, 2011, and for the fiscal year ending December 31, 2012.

The following table summarizes fees for professional services rendered to ALC by Grant Thornton for the fiscal years ended December 31, 2012 and 2011, respectively.

Fees	2012	2011
Audit Fees	$395,975	$229,173
Audit-Related Fees	21,000	—
Tax Fees	—	—
All Other Fees	—	—
Total	$416,975	$229,173

Audit Fees.

 For the fiscal years ended December 31, 2012 and 2011, the “Audit Fees” reported above were billed by Grant Thornton for professional services rendered for the audit of ALC’s annual financial statements, reviews of ALC’s quarterly financial statements, and for services normally provided by the independent auditors in connection with statutory and regulatory filings engagements.

Audit-Related Fees.

The “Audit-Related Fees” were billed by Grant Thornton in the year ended December 31, 2012.  No “Audit-Related Fees” were billed by Grant Thornton in the year ended December 31, 2011.

Tax Fees.

No “Tax Fees” were billed by Grant Thornton for the fiscal years ended December 31, 2012 and 2011.

All Other Fees.

For the fiscal years ended December 31, 2012 and 2011, there were no other fees billed by Grant Thornton for professional services rendered for assistance not related to Audit Fees, Audit-Related Fees or Tax Fees.

Pre-Approval Policy and Independence

The Audit Committee has a policy requiring the pre-approval of all audit and permissible non-audit services provided by ALC’s independent auditors.  Under the policy, the Audit Committee is to specifically pre-approve any recurring audit and audit-related services to be provided during the following fiscal year.  The Audit Committee also may generally pre-approve, up to a specified maximum amount, any nonrecurring audit and audit-related services for the following fiscal year.  All pre-approved matters must be detailed as to the particular service or category of services to be provided, whether recurring or non-recurring, and reported to the Audit Committee at its next scheduled meeting.  Permissible non-audit services are to be pre-approved on a case-by-case basis.  The Audit Committee may delegate its pre-approval authority to any of its members, provided that such member reports all pre-approval decisions to the Audit Committee at its next scheduled meeting.  ALC’s independent auditors and members of management are required to report periodically to the Audit Committee the extent of all services provided in accordance with the pre-approval policy, including the amount of fees attributable to such services.

In accordance with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, ALC is required to disclose the approval by the Audit Committee of the Board of non-audit services performed by ALC’s independent auditors.  Non-audit services are services other than those provided in connection with an audit review of the financial statements.  During the period covered by this filing, all audit-related fees, tax fees and all other fees, and the services rendered in connection with those fees, as reported in the table shown above, were approved by ALC’s Audit Committee.

The Audit Committee considered the fact that Grant Thornton did not provide non-audit services to ALC in 2012, which the Committee determined was compatible with maintaining auditor independence.

PART IV

ITEM 15	— EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Our audited consolidated financial statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of  Comprehensive Income for the years ended December 31 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

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

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Assisted Living Concepts, Inc.

We have audited the accompanying consolidated balance sheets of Assisted Living Concepts, Inc. (a Nevada Corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Assisted Living Concepts, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/GRANT THORNTON LLP
Milwaukee, Wisconsin
March 14, 2013

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$10,182	2,652
Cash and escrow deposits – restricted	2,714	3,150
Investments	900	1,840
Accounts receivable, less allowances of $3,461 and $2,903, respectively	4,294	4,609
Prepaid expenses, supplies and other receivables	4,604	3,387
Income tax receivable	4,089	606
Deferred income taxes	4,640	4,027
Total current assets	31,423	20,271
Property and equipment, net	481,913	430,733
Intangible assets, net	—	9,028
Restricted cash	2,035	1,996
Other assets	398	2,025
Total Assets	$515,769	464,053
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,909	7,086
Accrued liabilities	21,034	17,877
Deferred revenue	8,266	8,004
Current maturities of long-term debt	114,575	2,538
Current portion of self-insured liabilities	500	500
Total current liabilities	154,284	36,005
Accrual for self-insured liabilities	1,700	1,557
Long-term debt	67,140	85,703
Deferred income taxes	8,701	23,961
Other long-term liabilities	6,301	9,107
Commitments and contingencies
Total liabilities	238,126	156,333
Preferred Stock, par value $0.01 per share, 25,000,000 shares authorized, no shares issued and outstanding, respectively	—	—
Class A Common Stock, $0.01 par value, 160,000,000 authorized at December 31, 2012 and December 31, 2011; 25,004,381 and 24,980,958 shares issued and 20,072,509 and 20,049,086 shares outstanding, respectively	250	250
Class B Common Stock, $0.01 par value, 30,000,000 authorized at December 31, 2012 and December 31, 2011; 2,897,996 and 2,919,790 issued and outstanding, respectively	29	29
Additional paid-in capital	317,473	316,694
Accumulated other comprehensive income	19	156
Retained earnings	36,717	67,436
Treasury stock at cost, 4,931,872 and 4,931,872 shares, respectively	(76,845)	(76,845)
Total stockholders’ equity	277,643	307,720
Total Liabilities and Stockholders’ Equity	$515,769	464,053

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues	$228,397	$234,452	$233,128
Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	154,194	136,659	139,689
General and administrative	19,822	13,361	15,080
Residence lease expense	13,369	17,686	19,846
Lease termination and settlement	37,430	—	—
Depreciation and amortization	24,915	23,103	22,806
Impairment of intangibles	8,650	—	—
Impairment of long-lived asset	3,500	—	—
Transaction costs	1,046	—	—
Total operating expenses	262,926	190,809	197,421
(Loss)/income from operations	(34,529)	43,643	35,707
Other income/(expense):
Gain on sale of securities	257	956	23
Other-than-temporary investments impairment	—	—	(2,026)
Interest expense:
Debt	(8,143)	(7,872)	(7,782)
Write-off of deferred financing fees	(1,137)	(279)	—
Interest income	9	12	11
(Loss)/income from operations before income taxes	(43,543)	36,460	25,933
Income tax benefit/(expense)	17,418	(12,100)	(9,449)
Net (loss)/income	$(26,125)	$24,360	$16,484
Weighted average common shares:
Basic	22,970	22,955	23,080
Diluted	22,970	23,256	23,412
Per share data:
Basic (loss)/earnings per common share:
Net (loss)/income	$(1.14)	$1.06	$0.71
Diluted (loss)/earnings per common share:
Net (loss)/income	$(1.14)	$1.05	$0.7

Dividends declared and paid per share	$0.2	$0.3	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net (loss)/income	$(26,125)	$24,360	$16,484
Other comprehensive (loss)/income:
Unrealized gains on investments, net of tax expense of $15, $112 and $305, in 2012, 2011 and 2010, respectively	25	182	500
Reclassification of realized gains on sales of investments to earnings, net of tax expense of $(95) and $(309) in 2012 and 2011, respectively	(162)	(502)	—
Unrealized gains/losses on swap derivatives, net of tax expense of $105 in 2010	—	—	170
Reclassifications of net losses on swap derivatives to earnings, net of tax benefit of $(349) in 2011	—	571	—
Other-than-temporary loss on investments, net of tax benefit of $765 in 2010	—	—	1,247
Total comprehensive (loss)/income	$(26,262)	$24,611	$18,401

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common			Accumulated
	Stock		Additional	Other			Total
	Shares Issued	Par	Paid-In Capital	Comprehensive Income	Retained Earnings	Treasury Stock	Stockholders’ Equity
Balance, December 31, 2009	27,852	278	314,463	(2,012)	33,486	(73,244)	272,971
Conversion of Class B Common Stock to Class A Common Stock	1	—	—	—	—	—	—
Other-than-temporary impairment of investments, net of tax expense of $765	—	—	—	1,247	—	—	1,247
Unrealized gains on available for sale securities, net of tax expense of $305	—	—	—	500	—	—	500
Issuance of shares for employee stock options	4	—	31	—	—	—	31
Unrealized gains on derivative, net of tax expense of $105	—	—	—	170	—	—	170
Compensation expense related to employee and Director SAR/Options	—	—	659	—	—	—	659
Purchases of Treasury stock	—	—	—	—	—	(2,803)	(2,803)
Net income	—	—	—	—	16,484	—	16,484
Balance, December 31, 2010	27,857	278	315,153	(95)	49,970	(76,047)	289,259
Dividends paid	—	—	—	—	(6,894)	—	(6,894)
Unrealized gains on available for sale securities, net of tax expense of $112	—	—	—	182	—	—	182
Reclassification of unrealized gains on sales of investments, net of tax expense of $309	—	—	—	(502)	—	—	(502)
Issuance of shares for employee stock options	35	—	283	—	—	—	283
Conversion of Class B Common Stock to Class A Common Stock	9	1	(1)	—	—	—	—
Excess tax benefits on options exercised	—	—	60	—	—	—	60
Reclassification of net losses on swap derivatives to earnings net of tax expense of $349	—	—	—	571	—	—	571
Compensation expense related to employee and Director SAR/Options	—	—	1,199	—	—	—	1,199
Purchases of Treasury stock	—	—	—	—	—	(798)	(798)
Net income	—	—	—	—	24,360	—	24, 360
Balance, December 31, 2011	27,901	279	316,694	156	67,436	(76,845)	307,720
Dividends paid	—	—	—	—	(4,594)	—	(4,594)
Unrealized gains on available for sale securities, net of tax expense of $15	—	—	—	25	—	—	25
Conversion of Class B Common Stock to Class A Common Stock	1	—	—	—	—	—	—
Reclassification of unrealized gains on sales of investments, net of tax expense of $95	—	—	—	(162)	—	—	(162)
Compensation expense related to employee and Director SAR/Options	—	—	779	—	—	—	779
Net loss	—	—	—	—	(26,125)	—	(26,125)
Balance, December 31, 2012	27,902	$279	$317,473	$19	$36,717	$(76,845)	$277,643

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES:
Net (loss)/income	$(26,125)	$24,360	16,484
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	24,915	23,103	22,807
Other-than-temporary investments impairment	—	—	2,026
Deferred financing write off and amortization	1,674	782	455
Loss due to property and equipment impairment	3,500	—	—
Intangible impairment	8,650	—	—
Amortization of purchase accounting adjustments for leases and debt	(402)	(647)	(645)
Provision for bad debts	559	1,489	676
Provision for self-insured liabilities	1,638	554	639
Loss on sale or disposal of fixed assets	249	(121)	401
Equity-based compensation expense	779	1,199	659
Deferred income taxes	(15,888)	4,447	5,599
Gain on investments	(195)	(956)	(78)
Changes in assets and liabilities:
Accounts receivable	(244)	(2,897)	(1,209)
Prepaid expenses, supplies and other receivables	760	(199)	517
Deposits in escrow	436	290	(378)
Current assets – discontinued operations	—	—	(132)
Accounts payable	2,873	1,268	(1,170)
Accrued liabilities	2,995	(1,376)	25
Deferred revenue	262	3,220	(1,584)
Current liabilities – discontinued operations	—	—	(34)
Payments of self-insured liabilities	(1,495)	(592)	(458)
Income taxes payable/receivable	(3,483)	(250)	367
Changes in other non-current assets	(43)	1,456	758
Other non-current assets – discontinued operations	—	—	399
Other long-term liabilities	(2,342)	(455)	48
Cash (used in)/provided by operating activities	-927	54,675	46,172
INVESTING ACTIVITIES:
Payment for securities	(218)	(208)	(818)
Proceeds on sales of securities	1,231	3,406	515
Payment for acquisitions	(62,570)	—	(27,500)
Proceeds on sale of fixed assets	1,486	168	—
Payments for new construction projects	(2,327)	(684)	(5,619)
Payments for purchases of property and equipment	(16,572)	(15,067)	(11,000)
Cash used in investing activities	(78,970)	(12,385)	(44,422)
FINANCING ACTIVITIES:
Payments of financing costs	(1,391)	(1,907)	(310)
Purchase of treasury stock	—	(798)	(2,803)
Proceeds from issuance of shares for employee stock options	—	283	31
Repayment of borrowings on revolving credit facility	(99,000)	(137,500)	—
Proceeds on borrowings on revolving credit facility	195,000	99,500	—
Repayment of mortgage debt	(2,588)	(5,686)	(1,914)
Proceeds from mortgage debt	—	—	12,250
Payment of dividends	(4,594)	(6,894)	—
Cash provided by/(used in) financing activities	87,427	(53,002)	7,254
Increase/(decrease) in cash and cash equivalents	7,530	(10,712)	9,004
Cash and cash equivalents, beginning of year	2,652	13,364	4,360
Cash and cash equivalents, end of year	$10,182	$2,652	$13,364

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$8,114	$7,324	$7,285
Income tax payments, net of refunds	3,473	8,651	3,459

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Assisted Living Concepts, Inc. and its subsidiaries (“ALC” or the “Company”) have 211 assisted and independent living residences in 20 states in the United States totaling 9,348 units as of December 31, 2012.  ALC’s residences average 40 to 60 units and offer a supportive, home-like setting.  Residents may receive assistance with activities of daily living either directly from ALC employees or indirectly through ALC’s wholly-owned health care subsidiaries.

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

Effective March 16, 2009, ALC implemented a one-for-five reverse stock split of its Class A and Class B Common Stock and effective  May 20, 2011, ALC implemented a two-for-one stock split of its Class A and Class B Common Stock.  All share amounts, stock prices and per share data in this report have been adjusted to reflect these stock splits.

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

(c) Investments

Investments in marketable securities are stated at fair value.  Investments with no readily determinable fair value are carried at cost.  Fair value is determined using quoted market prices at the end of the reporting period and, when appropriate, exchange rates at that date. All of our marketable securities are classified as available-for-sale.  ALC accounts for its investments in the executive retirement plan in accordance with the fair value.  The fair value option provides for unrealized gains and losses to be recorded in the consolidated statements of operations instead of through comprehensive income.  ALC records unrealized gains and losses from executive retirement plan investments in general and administrative expense; interest income and dividends from these investments are reported as a component of interest income.  The purpose for making this election was to mitigate volatility in ALC’s reported earnings as the change in market value of the investments will be offset by the recording of the related deferred compensation expense.

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

ALC regularly reviews its investments to determine whether a decline in fair value below the cost basis is other-than-temporary.  To determine whether a decline in value is other-than-temporary, ALC evaluates several factors, including the current economic environment, market conditions, operational and financial performance of the investee, and other specific factors relating to the business underlying the investment, including business outlook of the investee, future trends in the investee’s industry, and ALC’s intent to carry the investment for a sufficient period of time for any recovery in fair value.  If declines in value are deemed other-than-temporary, ALC records reductions in carrying values to estimated fair values, which are determined based on quoted market prices, if available, or on one or more valuation methods such as pricing models using historical and projected financial information, liquidation values, and values of other comparable public companies.  ALC recorded an other-than-temporary impairment of investments in the year December 31, 2010 of $2.0 million.  There was no such impairment recorded in the years ended December 31, 2012 and 2011.

 (d) Accounts Receivable

Accounts receivable are recorded at the net realizable value expected to be received from individual residents or their responsible parties (“private payers”) and to a lesser extent, government assistance programs such as Medicaid.

At both December 31, 2012 and 2011, ALC had approximately 99% of its accounts receivable derived from private payer sources, with the balance owing under various state Medicaid programs. Although management believes there are no credit risks associated with government agencies other than possible funding delays, claims filed under the Medicaid program can be denied if not properly filed prior to a statute of limitations.

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

The activity in the accounts receivable allowance for the years ended December 31, 2012, 2011 and 2010 consists of the following (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	2,903	1,414	740
Bad debt expense	2,790	2,339	1,702
Write-offs	(2,232)	(850)	(1,028)
Balance at end of year	3,461	2,903	1,414

(e) Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Provisions for depreciation and amortization are computed using the straight-line method for financial reporting purposes at rates based upon the following estimated useful lives:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Buildings	30 to 40 years
Building improvements	4 to 20 years
Furniture and equipment	3 to 10 years
Leasehold improvements	The shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased.

Construction in progress includes advance payments for refurbishment projects, pre-acquisition costs and other direct costs related to acquisition, development and construction of properties, including interest, which are capitalized until the residence is opened or the refurbishment project is completed.  Depreciation of the residence, including interest capitalized, is commenced the month after the residence is opened and is based upon the useful life of the asset, as outlined above.  ALC did not capitalize any interest expense in 2012 or 2011.  ALC capitalized interest expense of $39,000 in 2010.

Maintenance and repairs are charged to expense as incurred. When property or equipment is retired or disposed, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is included in the consolidated statements of operations.

Depreciation expense for 2012, 2011 and 2010 was $24.9 million, $21.9 million, and $21.2 million, respectively.

(f) Leases

Leases that are operating leases with defined scheduled rent increases are accounted for in accordance with accounting guidance.  The scheduled rent increases are recognized on a straight-line basis over the lease term.

(g) Other Intangible Assets

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

All intangible assets have been completely amortized or written off as of December 31, 2012.

(h) Long-lived Assets

ALC assesses annually the recoverability of long-lived assets, including property and equipment.  Accounting guidance requires that all long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying value of an asset to the undiscounted future cash flows expected to be generated by the asset, including the eventual liquidation of the asset.  If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent the book value of the asset exceeds estimated fair value.  ALC incurred an impairment of long-lived asset charge in operations of $3.5 million on eight properties in 2012.  The 2012 impairment charge resulted from continuing operating cash flow decreases over a period of several years.  Carrying values were compared to fair market values of the properties as determined by independent third party appraisals.  There were no impairment charges in either 2011 or 2010.  Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less all associated costs of disposition.  Accounting guidance also requires separate reporting of discontinued operations to the component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  Management considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors, in performing these analyses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ALC has also authorized 25,000,000 shares of Preferred Stock, none of which has been issued as of December 31, 2012 and 2011.

Effective  May 20, 2011, ALC implemented a two-for-one stock split of its Class A and Class B Common Stock.  All share amounts, stock prices and per share data in this report have been adjusted to reflect this stock split.

A reconciliation of our outstanding shares is as follows:

		Class A Common Stock	Class B Common Stock	Treasury Stock
December 31, 2010		19,934,066	3,040,620	4,882,672
	Conversion of Class B to Class A	129,882	(120,830)	—
	Repurchase of Class A Common Stock	(49,200)	—	49,200
	Issuance of shares for stock options	34,338	—	—
December 31, 2011		20,049,086	2,919,790	4,931,872
	Conversion of Class B to Class A	23,423	(21,794)	—
December 31, 2012		20,072,509	2,897,996	4,931,872

On August 9, 2009, ALC’s Board of Directors authorized the repurchase of up to $15 million of shares of ALC’s outstanding Class A Common Stock over the twelve-month period ended August 9, 2010.  This share repurchase authorization replaced the share repurchase program initiated in December 2006 which initially authorized the repurchase of up to $20 million of shares of Class A Common Stock (expanded to $80 million) and which expired August 6, 2009. On August 9, 2010, the Board of Directors extended and expanded the repurchase program by authorizing the purchase of up to $15 million in Class A Common Stock over the twelve-month period ending August 9, 2011.  On May 2, 2011, the Board of Directors extended the stock repurchase plan by resetting the authorized amount of repurchases to $15 million and removing the expiration date.  The plan will no longer be subject to an annual expiration date and will only expire upon completion of stock repurchases totaling $15 million or by action of the Board of Directors.  Shares may be repurchased in the open market or in privately negotiated transactions from time to time in accordance with appropriate Securities and Exchange Commission guidelines and regulations and subject to market conditions, applicable legal requirements, and other factors.  In 2011, ALC repurchased 49,200 shares of its Class A Common Stock at an aggregate cost of approximately $0.8 million and an average price of $16.21 per share (excluding fees) under share repurchase programs.  No Class A Common Stock purchases were made in 2012.  At December 31, 2012, $15 million remained available under the repurchase program.  Stock repurchases have been financed through existing funds and borrowings under the Company’s $120 million and $125 million revolving credit facilities.  Treasury stock has been accounted for using the cost method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(k) Revenue Recognition

For 2012, 2011 and 2010 approximately 100%, 99% and 98%, respectively, of revenues were derived from private payers.  The remainder of ALC’s revenue was derived from state-funded Medicaid reimbursement programs.  Revenues are recorded in the period in which services and products are provided at established rates.  Revenues collected in advance are recorded as deferred revenue upon receipt and recorded to revenue in the period the revenues are earned.

From time to time, ALC collects new residency fees from private pay residents.  These fees are non-refundable and are generally used to prepare a resident’s room for occupancy.  ALC defers these revenues and amortizes them over the average expected stay of private pay residents, which is approximately 14 months.

(l) Advertising Expense

Advertising costs are expensed as incurred. Advertising expense incurred for 2012, 2011 and 2010 totaled $0.8 million, $0.6 million and $0.8 million, respectively.

(m) Deferred Financing Costs

Costs associated with obtaining financing are capitalized and amortized over the term of the related debt. In 2012, ALC incurred deferred financing costs of $2.0 million related to the first, second and third amendments to the $125 million revolving credit facility with U.S. Bank National Association, as administrative agent and collateral agent (“U.S. Bank”), and certain other lenders (the “U.S. Bank Credit Facility”) and charged $1.1 million of deferred financing costs to interest expense in connection with reduction of the borrowing capacity on the U.S. Bank Credit Facility. In 2011, ALC incurred deferred financing costs of $1.9 million related to the U.S. Bank Credit Facility and charged $0.3 million of deferred financing costs to interest expense in connection with the termination of the revolving credit facility with General Electric Capital Corporation and other lenders (the “GE Credit Facility”).  In 2010, ALC incurred deferred financing costs of $0.3 million related to mortgage debt refinancing.  ALC amortized $0.6 million, $0.8 million and $0.5 million of these deferred financing fees through interest expense in 2012, 2011 and 2010, respectively.  The deferred costs are being amortized over the life of the related debt through expense on a straight line basis.

 (n) Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity which under GAAP are excluded from results of operations.  In 2012, 2011 and 2010, this consists of unrealized gains (losses) on available for sale investment securities, net of tax,  unrealized gains (losses) on interest rate swap derivatives, net of tax, and other than temporary losses on investments, net of tax. In 2012, $0.3 million of realized gains on investment securities were reclassified to earnings.  In 2011, $0.6 million of unrealized losses on derivatives and $0.5 million of realized gains on investment securities were reclassified to earnings.  In 2010, ALC performed its quarterly review of investment securities and determined the severity and duration of the impairment on its equity investments and the likelihood of recovery of these investments was such that the investments were other-than-temporarily impaired and as a result reclassified a $1.2 million comprehensive loss to earnings.  No such impairment took place in 2012 or 2011.

The components of Accumulated Other Comprehensive Income (loss), net of tax, are as follows:

	2012	2011	2010
	(In thousands)
Unrealized gains on investments	$19	$156	$476
Net unrealized loss on derivatives	—	—	(571)
Accumulated other comprehensive income/(loss)	$19	$156	$(95)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(p) Derivative Financial Instruments

In November 2008 and March 2009, ALC entered into financial instruments to hedge interest rate risk and effectively converted floating rate debt to a fixed rate basis.  The derivative instruments are recognized as accrued liabilities in the 2010 consolidated balance sheet with a negative fair value of $0.9 million.  The change in mark-to-market of the value of the derivative was recorded as other comprehensive loss because it has been designated and qualified as a cash flow hedge.  ALC determined the hedge was 100% effective as of December 31, 2010.  In 2011, ALC elected to forego hedge accounting when its revolving credit facility was refinanced.  Subsequent to the refinancing, changes in the fair value of the derivatives were recorded directly to interest expense.  The derivative instruments expired in November 2011 and the accumulated derivative losses were reclassified to earnings in 2011.   ALC had no outstanding interest rate contracts as of December 31, 2012.

ALC has a policy of only entering into contracts with major financial institutions based upon their credit rating and other factors.

(q) Accounting for Acquisitions

In order to allocate the purchase price of an acquisition, ALC assesses the fair value of acquired assets which include land, building, furniture and equipment, licenses, resident relationships and other intangible assets, and acquired leases and liabilities.    In respect to the valuation of the real estate acquired, ALC calculates the fair value of the land and buildings, or properties, using an “as if vacant” approach or obtains independent appraisals.  The fair value of furniture and equipment is determined on a depreciated replacement cost basis.  The value of resident relationships and below (or above) market resident contracts are determined based upon the valuation methodology outlined below.  ALC allocates the purchase price of the acquisition based upon these assessments with, if applicable, the residual value purchase price being recorded as goodwill.  These estimates were based upon historical, financial and market information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(s) New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards,” which amends the current fair value measurement and disclosure guidance of ASC Topic 820 “Fair Value Measurement” to include increased transparency around valuation inputs and investment categorization. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. ALC adopted the provisions of this update as of January 1, 2012.  The adoption of this accounting standard update did not have an impact on ALC’s consolidated financial position, results of operations, or cash flows.

In June 2011, the FASB issued ASU No. 2011-5, “Presentation of Comprehensive Income”, an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements and in December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”  ("ASU 2011-12").  These accounting standard updates eliminated the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011.  ALC adopted the provisions of this update as of January 1, 2012 and has been reflected retrospectively in the accompanying financial statements. The adoption of this accounting standard update did not have an impact on ALC’s consolidated financial position, results of operations, or cash flows, as it only required a change in the format of its current presentation of comprehensive income.

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

The pro forma impact on income from operations before tax and net income would have been an increase in each reported amount by approximately $0.1 million in 2010. The pro forma impact for the 2010 period consists of a decrease from reported residence lease expense of $2.7 million and an increase in reported interest expense, depreciation and amortization, and income tax expense of $1.8 million, $0.7 million, and $0.1 million, respectively.  The pro forma impact related to interest expense assumes the transaction was 100% financed using an interest rate of 6.5%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As part of the Purchase Agreement, Ventas Realty and MLD have agreed to release all past, present and future claims with respect to the Master Leases, the Properties and the Guaranty of Lease dated as of January 1, 2008, made by ALC for the benefit of Ventas Realty,  as well as those set forth in the complaint and amended complaint filed in Ventas Realty, Limited Partnership v. ALC CVMA, LLC, et al., 12-cv-03107, in the United States District Court for the Northern District of Illinois. Additionally, pursuant to the Purchase Agreement, ALC is obligated to indemnify Ventas against losses from third party claims, arising on or prior to the nine year anniversary of the Purchase Agreement, relating to the Master Leases or the Properties.  No claims are expected to arise and none have been recorded in connection with the acquisition.

The 2012 pro forma impact on net income from operations and net income would have been an increase in each reported amount by approximately $0.6 million and $0.4 million, respectively. The pro forma impact for the 2012 period consists of a decrease from reported residence lease expense of $3.0 million and an increase in reported interest expense, depreciation and amortization, and income tax expense of $1.5 million, $0.9 million, and $0.2 million, respectively.  The pro forma impact related to interest expense assumes the transaction was 100% financed using an interest rate of 3.3%.

The following table summarizes the initial estimated fair values of the assets acquired at the acquisition date (no liabilities were assumed):

(In thousands)
Land	$5,770
Building and building improvements	56,800
Total	$62,570

ALC also reclassified $3.1 million of unamortized leasehold improvements to land improvements, building and building improvements.

ALC obtained third party appraisals to determine the fair value received.  Such appraisals are preliminary and subject to change.  In conjunction with the acquisition, ALC also recorded a $37.5 million lease termination and settlement fee, an $8.7 million write-off of an operating lease intangible, and $1.0 million of transaction costs.

4.	INVESTMENTS

At December 31, 2012, investments consist of $0.7 million of money market funds and $0.2 million of equity securities, both held to fund ALC’s executive retirement plan (“ERP”) obligations, and $30,138 held in an individual equity security which was contributed to ALC’s capital upon the Separation. At December 31, 2011, investments consisted of $0.7 million of money market funds and $0.2 million of equity securities, both held to fund ALC’s ERP obligations, and $0.7 million held in individual equity securities.  The investments are Level 1 investments and are classified as available-for-sale and stated at fair value based on market quotes at December 31, 2012 and 2011, respectively.

The securities related to the executive retirement plan are held in a securities brokerage account and are invested at the specific direction of the participants.  Investment options include a limited number of mutual funds and money market funds.

ALC accounts for securities related to the executive retirement plan under the fair value option.  All gains and losses related to these investments are recorded in the consolidated statements of operations as a component of general and administrative expense.  Interest income and dividends are reported as a component of interest income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The other equity investments are recorded at fair value.  Unrealized gains and losses which are determined to be temporary in nature are recorded net of deferred taxes as a component of other comprehensive income.  In the event unrealized losses are determined to be other-than-temporary, the unrealized loss is reclassified from comprehensive income and reported in the consolidated statements of operations.  The current fair market value of the impaired investment then becomes the new cost basis of the investment.  In the second quarter of 2010, the Company performed its quarterly review of investment securities and determined the severity and duration of the impairment on its equity investments and the likelihood of recovery of these investments was such that the investments were other-than-temporarily impaired.  An other-than-temporary loss on investments of $2.0 million was recorded in the year ended December 31, 2010.  No such impairment was recorded in the years ended December 31,  2011 or 2012.

ALC recorded realized gains of  $0.3 million in 2012 and $1.0 million in 2011, and $23,000 in 2010.  All of the gains were reported as a separate line item in the consolidated statements of operations. Gains and losses on ERP investments are reported in general and administrative expense.

Investments consisted of the following:

	December 31, 2012			December 31, 2011
	Cost	Fair Market Value	Unrealized Gain	Cost	Fair Market Value	Unrealized Gain
	(In thousands)
ERP Investments	$856	$870	$14	$1,120	$1,127	$7
Equity Investments with unrealized gains	—	30	30	474	713	239
Total Investments	$856	$900	$44	$1,594	$1,840	$246

5.	PREPAID EXPENSES, SUPPLIES AND OTHER RECEIVABLES

Supplies, prepaid expenses and other receivables consisted of the following at December 31:

	2012	2011
	(In thousands)
Prepaid expenses	$3,143	$1,705
Supplies	977	974
Other receivables	484	708
	$4,604	$3,387

6.	PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation and amortization consisted of the following at December 31:

	2012	2011
	(In thousands)
Land and land improvements	$39,293	$32,680
Buildings and improvements	543,547	478,596
Furniture and equipment	41,409	38,715
Leasehold improvements	11,467	11,009
Construction in progress	1,560	4,723
	637,276	565,723
Less accumulated depreciation and amortization	(155,363)	(134,990)
	$481,913	$430,733

ALC evaluated property, plant and equipment for impairment in the years ended December 31, 2012, 2011 and 2010.  ALC compared the estimated fair values of the assets to their carrying values for properties with impairment indicators and recorded an impairment charge for the excess of carrying value over fair value. For the year ended December 31, 2012, ALC incurred an impairment charge in operations of $3.5 million on eight properties.  The eight properties had declining net cash flows over a period of several years.  ALC obtained independent third party appraisals to estimate fair values of the properties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2012, 2011 and 2010, ALC capitalized $2.5 million, $0.7 million and $5.6 million of costs related to the building additions, respectively.

7.	INTANGIBLE ASSETS, NET

Intangible assets with definite useful lives are amortized over their estimated lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of other intangible assets (in thousands):
	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net
Resident relationships	$3,169	$(3,167)	$2
Operating lease intangible and renewal options	11,665	(2,705)	8,960
Non-compete agreements	331	(265)	66
Total	$15,165	$(6,137)	$9,028

The resident relationships and non-compete agreements were fully amortized as of second and fourth quarter of 2012, respectively. The remaining balance of $8.7 million of unamortized operating lease intangible was written off in connection with the purchase of the underlying leased properties in the second quarter of 2012.

Amortization expense related to definite-lived intangible assets for the years ended December 31, 2012, 2011 and 2010, was $0.4 million, $1.2 million, and $1.6 million, respectively.

8.	RESTRICTED CASH

As of December 31, 2012 and 2011, restricted cash consisted of $0.4 million of cash deposits as security for Oregon Trust Deed Notes and $1.6 million of cash deposits as security for HUD insured mortgage loans.

9.	OTHER ASSETS

Other assets consisted of the following at December 31:

	2012	2011
	(In thousands)
Deferred financing costs, net	$375	$2,006
Security deposits and other	23	19
	$398	$2,025

ALC incurred deferred financing costs of $2.0 million and $1.9 million related to debt refinancing in 2012 and 2011, respectively.  In 2012, ALC wrote-off $1.1 million of deferred financing costs as a result of the reduction in borrowing capacity on the U.S. Bank Credit Facility and reclassified the remaining deferred financing costs on the U. S. Bank Credit Facility to a current asset as the line of credit is expected  to be repaid within 12 months, as discussed in Note 11.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

	2012	2011
	(In thousands)
Property taxes and other taxes	$7,578	$6,952
Salaries, wages and benefits	6,449	6,181
Workers’ compensation	3,327	3,180
Legal expenses	1,817	22
Accrued operating expenses	1,049	726
Other	814	816
	$21,034	$17,877

ALC uses a combination of insurance and self-insurance for health and dental claims. ALC self-insures the first $1 million of risk for workers’ compensation in all states, with the exception of Washington where ALC participates in a state plan and Texas where ALC is insured with a third-party insurer.  ALC participated in a state plan in Ohio until June 2012 when it became self-insured.

11.	DEBT

Long-term debt consisted of the following at December 31:

	2012	2011
	(In thousands)
$125 million credit facility bearing interest at floating rates, due February 2016(1)	$108,000	$12,000
Mortgage note, bearing interest at 6.24%, due 2014	30,708	31,703
Mortgage note, bearing interest at 6.50%, due 2015	23,834	24,775
Mortgage note, bearing interest at 7.07%, due 2018	8,391	8,552
Oregon Trust Deed Notes, weighted average interest rate of 7.33%, maturing from 2021 through 2026	6,946	7,274
HUD Insured Mortgages, interest rates ranging from 5.66% to 5.85%, due 2032	3,836	3,937
Total debt	181,715	88,241
Less current maturities	(114,575)	(2,538)
Total long-term debt	$67,140	$85,703
 (1) Prior to December 31, 2012, borrowings under this facility bore  interest at a floating rate at ALC’s option equal to LIBOR or prime plus a margin.  The margin was determined by ALC’s consolidated leverage ratio (as defined in the U.S. Bank Credit Facility) and ranged from 137.5 to 250 basis points over prime or 225 to 350 basis points over LIBOR.  From February 18, 2011 through May 6, 2011, ALC’s prime and LIBOR margins were 175 and 275 basis points, respectively.  On May 7, 2011, the prime and LIBOR margins were reduced to 150 and 250 basis points, respectively.  On December 31, 2012, commencing with the Third Amendment, the facility bears interest at the base rate plus 350 basis points.  At December 31, 2012, prime was 3.25% and one month LIBOR was 0.21%.  Pursuant to the Third Amendment (as defined below), the debt associated with the U.S. Bank Credit Facility now expires in the current year.

$125 Million Credit Facility

On February 18, 2011, ALC entered into the U.S. Bank Credit Facility.  ALC’s obligations under the U.S. Bank Credit Facility are guaranteed by three ALC subsidiaries that own 36 residences with a combined net book value of $93.1 million and are secured by mortgage liens against such residences and by a lien against substantially all of the assets of ALC and those subsidiaries.    Prior to December 31, 2012, interest rates applicable to funds borrowed under the facility were based, at ALC’s option, on either a base rate essentially equal to the prime rate plus a margin or LIBOR plus a margin that varies according to a pricing grid based on a consolidated leverage test.  The First Amendment (as defined below) increased the margins on base rate and LIBOR loans to 2.00% and 3.00%, respectively, and increased the quarterly commitment fee of .375% per annum on the unused portion of the facility to 0.5%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 18, 2012, in anticipation of the purchase agreement with Ventas Realty, ALC entered into the first amendment to the U.S. Bank Credit Facility (the “First Amendment”). The First Amendment allowed ALC to exceed the limitation of $35,000,000 of consolidated growth capital expenditure per year. The First Amendment also limits ALC consolidated growth capital expenditures to $15,000,000 for the period from May 18, 2012 through December 31, 2012.  The annual limitation is restored to $35,000,000 for the year ended December 31, 2013 and each year thereafter.  ALC paid a fee of $0.4 million for the First Amendment which is being amortized over the remaining term of the U.S. Bank Credit Facility.

In general, borrowings under the U.S. Bank Credit Facility are limited to three and three quarters times ALC’s consolidated net income during the prior four fiscal quarters plus, in each case to the extent included in the calculation of consolidated net income, customary add-backs in respect of provisions for taxes, consolidated interest expense, amortization and depreciation, losses from extraordinary items, loss on the sale of property outside the ordinary course of business, and other non-cash expenditures (including the amount of any compensation deduction as the result of any grant of stock or stock equivalent to employees, officers, directors or consultants), non-recurring expenses incurred by ALC in connection with transaction fees and expenses for acquisitions minus, in each case to the extent included in the calculation of consolidated net income, customary deductions related to credits for taxes, interest income, gains from extraordinary items, gains from the sale of property outside the ordinary course of business and other non-recurring gains.

On August 1, 2012, ALC entered into waiver and amendment No. 2 to the U.S. Bank Credit Facility which provided for the definition of Consolidated EBITDA (as defined in the U.S. Bank Credit Facility) to be amended to( i) allow a one-time charge for a lease termination and settlement fee to net income to arrive at Consolidated EBITDA, (ii) require ALC to remove from the collateral pool any residence with an occupancy percentage of less than 62% for two consecutive months and replace it with a residence with an occupancy greater than 62% and (iii) limit the borrowing base to 70% of the aggregate value of the eligible collateral pool.  As of a result of this amendment, ALC added five properties comprising of 195 units to the collateral pool.

On December 31, 2012, ALC entered into Waiver & Amendment No. 3 to Credit Agreement (the “Third Amendment”) with the lenders currently party to the $125 million credit agreement and U.S. Bank.

Pursuant to the Third Amendment, the lenders waived “Existing Alleged Defaults” under the U.S. Bank Credit Facility potentially arising from certain events and matters, and specifically waived any noncompliance with the maximum consolidated leverage ratio, which occurs (i) on or before December 31, 2012, (ii) from the date of the Third Amendment through March 31, 2013, and (iii) from and after the date ALC provides the lenders with a fully-executed agreement which provides for the repayment of all of the obligations under the U.S. Bank Credit Facility within a reasonable period of time through August 15, 2013, subject to extension to September 30, 2013 (for so long as such contemplated agreement is in full force and effect).    The Merger Agreement (as defined in the section entitled “Future Liquidity” below) was delivered to U. S. Bank on February 27, 2013 in satisfaction of the March 31, 2013 requirement described below. As a result, pursuant to the Third Amendment, compliance with the maximum consolidated leverage ratio was waived through August 15, 2013, subject to extension to September 30, 2013, for so long as the Merger Agreement remains in full force and effect.

Pursuant to the Third Amendment, the listing of an event or matter as an “Existing Alleged Default” is not, nor should it be deemed to be, an admission or agreement by ALC that any of the following singly or collectively, are a default or an event of default under the U.S. Bank Credit Facility or the documents relating to the U.S. Bank Credit Facility.

One such “Existing Alleged Default” that the lenders waived relates to that certain Amended and Restated Loan Agreement, dated September 30, 2010 (the “TCF Loan”), by and between ALC Three, LLC, as borrower (“TCF Borrower”), ALC, as guarantor, and TCF National Bank (“TCF”). TCF Borrower is a wholly-owned subsidiary of ALC. Due to regulatory issues, ALC or its direct or indirect wholly-owned entities voluntarily surrendered an operating license for a property that is part of the collateral under the TCF Loan, resulting in ALC’s anticipated inability to meet the EBITDA covenant under the TCF Loan for such property for the year ending December 31, 2012. Under the terms of the TCF Loan, a breach of the TCF Loan would occur at March 31, 2013 if the EBITDA covenant was not satisfied at December 31, 2012. TCF Borrower, ALC and TCF entered into a First Amendment to Amended and Restated Loan Agreement effective as of December 31, 2012, pursuant to which TCF agreed to release the affected facility from the loan collateral under the TCF Loan and ALC agreed to substitute two facilities into the loan collateral and thereby cure the potential breach of the TCF Loan.

Other “Existing Alleged Defaults” that the lenders waived include, among other things, the alleged failure to timely disclose to U.S. Bank the receipt of certain correspondence from Red Mortgage Capital, LLC, as servicer (“Red Cap”), the proposed voluntary repayment of approximately $4.1 million to Red Cap, the alleged failure to timely provide to U.S. Bank certain financial reports provided to certain other lenders or servicers, including Red Cap and TCF, the maintenance of a brokerage account that was not subject to a collateral securities agreement for the benefit of the lenders, the receipt and appeal of a notice of revocation of license in connection with a facility, the surrender of the assisted living licenses or “stop placement” notices with respect to certain facilities, the temporary absence of possession of title to eight condominium units in a recently acquired facility and the fact that ALC and its affiliates are parties to certain investigations and lawsuits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 In addition, the Third Amendment includes the following terms, among others:

•
The interest rate on the loan will be increased by 100 basis points from the base rate plus 2.50% to the base rate plus 3.50% and the unused commitment fee will be 0.625%. Interest and fees will be paid monthly, not quarterly.

•
ALC will provide to U.S. Bank mortgages on certain properties, which are estimated to represent in the aggregate at least $25 million in fair market value. ALC will also provide the lenders with mortgages or deeds of trust on any properties released by Red Cap as a result of the proposed voluntary repayment of approximately $4.1 million. Such repayment to Red Cap by ALC was required to be made by December 31, 2012; however, on December 20, 2012, ALC and Red Cap entered into an agreement to defer the repayment to January 31, 2013.  On January 28, 2013, ALC and Red Cap entered into an agreement to extend the dates by which two of the mortgage loans shall be prepaid to February 28, 2013 and the earlier of the sale of the property or June 30, 2013, respectively.  On January 31, 2013, and February 28, 2013, ALC made required repayments to Red Cap.

•
The lenders will permit ALC to borrow under the revolver and renew letters of credit, absent a default or event of default or other breach of the existing conditions to new borrowings; provided, that ALC will agree to maintain $4 million of unused availability under the revolver, which shall not be subject to the unused commitment fee.

•	The lenders will not release their mortgages or deeds of trust on the properties otherwise scheduled to be released, which are valued at approximately $17 million.

•
ALC may not sell any properties mortgaged to the lenders without the consent of the lenders (except for one pre-approved property). Upon any sale of any such mortgaged property (other than the pre-approved property), (i) ALC shall pay the lenders the net proceeds of the sale of such mortgaged property and (ii) the revolving credit commitment shall be permanently reduced by the amount of such payment.

•
Except for the voluntary repayment of approximately $4.1 million to Red Cap described above and payments to other secured creditors from the proceeds of the sale of their collateral, if any, ALC will not voluntarily prepay other indebtedness without prepaying the indebtedness owed under the U.S. Bank Credit Facility on a pari passu basis with a corresponding reduction in the commitment.

•
ALC will provide to the lenders, on or before March 31, 2013, a fully-executed agreement which provides for the repayment of all of the obligations under the U.S. Bank Credit Facility within a reasonable period of time. ALC will close the transaction contemplated by the foregoing agreement by August 15, 2013, subject to extension to September 30, 2013.

•	ALC will provide the lenders with timely written notice of any defaults or alleged defaults on other indebtedness of $2.5 million or more (instead of $10 million or more).

•	ALC will provide to U.S. Bank monthly financial statements within 45 days of month-end and weekly 13-week cash flow forecasts.

•	On or before July 2, 2013, ALC will obtain not less than $15 million from a new credit facility, sale of unencumbered assets, or otherwise.

•
ALC shall release U.S. Bank, each lender, each letter of credit lender and certain other releases from any and all claims of ALC related to the loan documents arising on or before the date of the Third Amendment.

•	ALC will no longer have the ability to borrow under any swing loans, as contemplated by the U.S. Bank Credit Facility.

•	ALC will no longer have the ability to borrow at the eurodollar rate, as contemplated by the U.S. Bank Credit Facility.

•	ALC paid, pro rata, a fee of $625,000 to the lenders.

•	ALC will pay all undisputed, reasonable fees of the lenders in connection with the Third Amendment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALC continues to be current with all principal and interest payments due on all its outstanding indebtedness. Because our borrowings under the U.S. Bank Credit Facility are due within the current year pursuant to the Third Amendment, all of our outstanding indebtedness under the U.S. Bank Credit Facility was classified as a current liability in our consolidated financial statements.

If the lenders were to declare a default under the U.S. Bank Credit Facility and ALC’s other borrowings subject to cross-default provisions ($23.8 million in total as of December 31, 2012), they could, among other remedies, accelerate the repayment of all existing borrowings, terminate ALC’s ability to make new borrowings and foreclose on their liens described above.  There is no assurance that ALC would be able to obtain financing to pay amounts owed under such circumstances.

ALC is subject to certain restrictions and financial covenants under the U.S. Bank Credit Facility including maintenance of greater than a minimum consolidated fixed charge coverage ratio, and restrictions on payments for capital expenditures, expansions and acquisitions. ALC may not make payments for dividends and stock repurchases.  In addition, upon the occurrence of certain transactions, including but not limited to property loss events, ALC may be required to make mandatory prepayments. ALC is also subject to other customary covenants and conditions.

Outstanding borrowings under the U.S. Bank Credit Facility at December 31, 2012, and 2011 were $108.0 million and $12.0 million, respectively.  In addition, the U.S. Bank Credit Facility provided collateral for $5.0 million and $5.6 million in outstanding letters of credit at December 31, 2012 and 2011, respectively.  At December 31, 2012 and 2011, ALC was in compliance with all applicable covenants and available borrowings under the U.S. Bank Credit Facility were $8.0 million and $107.4 million, respectively.

Mortgage Note due 2014

The mortgage note due in 2014 (the “6.24% 2014 Note”) has a fixed interest rate of 6.24% with a 25-year principal amortization and is secured by 24 assisted living residences with a carrying value of $55.1 million.  Monthly principal and interest payments amount to approximately $0.3 million.  A balloon payment of $29.6 million is due in January 2014.  The 6.24% 2014 Note was entered into by subsidiaries of ALC and is subject to a limited guaranty by ALC. As a result of certain alleged defaults identified in correspondence from Red Mortgage Capital, LLC, as servicer of the 6.24% 2014 Note (“Red Cap”), ALC agreed on August 24, 2012 to make a voluntary repayment of approximately $4.1 million to Red Cap on or before December 31, 2012, releasing three properties from the lien securing the 6.24% 2014 Note.  On December 20, 2012, ALC and Red Cap entered into an agreement to defer the repayment to January 31, 2013.  On January 28, 2013, ALC and Red Cap entered into an agreement to extend the dates by which two of the mortgage loans shall be prepaid to February 28, 2013 and the earlier of the sale of the property or June 30, 2013, respectively.  On January 31, 2013 and February 28, 2013, ALC made required prepayments to Red Cap.

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

The amended and restated loan bears interest at a fixed rate of 6.5% per annum and is secured by a mortgage and assignment of leases with respect to two senior living residences in Iowa, three in Indiana, one in Michigan and one in Wisconsin consisting of a combined total of  units with a carrying value of $24.3 million.  The original $14.0 million portion of the loan is amortized over a twenty year period from June 12, 2009 and the additional $12.25 million portion of the loan is amortized over a fifteen year period from September 30, 2010.  Prepayment of the loan in excess of 10% of the principal balance in any anniversary year will require a prepayment fee of 3% in the first or second year, 2% in the third or fourth year, and 1% thereafter.  Performance and payment of obligations under the loan agreement and related note are guaranteed by ALC pursuant to the terms of a guaranty agreement.  ALC incurred $0.4 million of closing costs which are being amortized over the five year life of the loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to customary representations, covenants and default provisions, the loan requires that the senior living residences securing the loan maintain minimum annual levels of EBITDA (earnings before interest, taxes, depreciation and amortization) and rental income.  In addition, the loan requires that ALC maintain less than a maximum consolidated leverage ratio and greater than a minimum consolidated fixed charge coverage ratio.  As of December 31, 2012 and 2011, ALC was in compliance with all applicable financial covenants.

Due to regulatory issues, ALC or its direct or indirect wholly-owned entities voluntarily surrendered an operating license for a property that is part of the collateral under the amended and restated loan, resulting in ALC’s anticipated inability to meet the EBITDA covenant under the amended and restated loan for such property for the year ending December 31, 2012. Under the terms of the amended and restated loan, a breach of the amended and restated loan would occur at March 31, 2013 if the EBITDA covenant was not satisfied at December 31, 2012. Borrower, ALC and TCF National Bank entered into a First Amendment to Amended and Restated Loan Agreement effective as of December 31, 2012, pursuant to which TCF National Bank agreed to release the affected facility from the loan collateral under amended and restated loan and ALC agreed to substitute two facilities into the loan collateral and thereby cure the potential breach of the amended and restated loan.

Mortgage Note due 2018

The mortgage note due in 2018 (“2018 Note”) has a fixed interest rate of 7.07%, an original principal amount of $9.0 million, and a 25-year principal amortization.  It is secured by a deed of trust, assignment of rents and security agreement and fixture filing on three assisted living residences in Texas with a carrying value of $10.3 million.  Monthly principal and interest payments amount to approximately $64,200.  The 2018 Note, which has a balloon payment of $7.2 million due in July 2018 and was entered into by a wholly-owned subsidiary of ALC, is subject to a limited guaranty by ALC.

Oregon Trust Deed Notes

The Oregon trust deed notes (“Oregon Trust Deed Notes”) are secured by buildings, land, furniture and fixtures of six Oregon assisted living residences with a combined carrying value of $9.4 million.  The notes are payable in monthly installments including interest at rates ranging from 0% to 9.00%.  The effective rate on the remaining term of the Oregon Trust Deed Notes is 4.16%.

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

Unfavorable Market Value of Debt Adjustment

ALC debt in existence at the date of the ALC Purchase was evaluated and determined, based upon prevailing market interest rates, to be undervalued.  The unfavorable market value adjustment upon acquisition was $3.2 million.  The market value adjustment reserve is amortized on an effective interest basis, as an offset to interest expense, over the term of the debt agreements.  The amount of amortization of the unfavorable market value adjustment for 2012, 2011 and 2010 was $0.1 million, $0.2 million, and $37,100, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal Repayment Schedule

Principal payments on long-term debt due within the next five years and thereafter, as of December 31, 2012, are as follows (in thousands):
2013	$114,575
2014	27,565
2015	22,440
2016	749
2017	805
After 2017	15,443
181,577
Plus: Unamortized market value adjustment	138
Total debt	$181,715

Letters of Credit

As of December 31, 2012, ALC had $5.0 million in outstanding letters of credit, all of which are collateralized under the U.S. Bank Credit Facility. Approximately $4.8 million of the letters of credit provide security for worker’s compensation insurance and the remaining $0.2 million of letters of credit serve to secure against liens which were previously filed by contractors involving several ALC properties. The letters of credit have maturity dates ranging from March 2013 to December 2013.

As of December 31, 2011, ALC had $5.6 million in outstanding letters of credit, all of which are collateralized under the U.S. Bank Credit Facility. Approximately $5.1 million of the letters of credit provide security for worker’s compensation insurance and the remaining $0.5 million of letters of credit are security for landlords of leased properties.  The letters of credit have maturity dates ranging from March 2012 to December 2012.

Future Liquidity

The Company is a party to the U.S. Bank Credit Facility among the Company, the lenders party thereto (collectively, the "Lenders"), and U.S. Bank, in its separate capacities as administrative agent and collateral agent for the Lenders, as Swingline Lender, and L/C Issuer.

At December 31, 2012, we had approximately $181.7 million of outstanding debt of which $114.6 million is due within one year.   $108.0 million of amounts due within one year are owed  under the U.S. Bank Credit Facility (the "US Bank Indebtedness").  Our cash flow from operations in 2013 will not be sufficient to repay the US Bank Indebtedness.

On February 25, 2013, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Aid Holdings, LLC, a Delaware corporation ("Aid Holdings"), and Aid Merger Sub, LLC, a Delaware corporation and a wholly owned subsidiary of Aid Holdings ("Aid Merger Sub"), providing for the merger of Aid Merger Sub with and into ALC (the "Merger"), with ALC surviving the Merger as a wholly-owned subsidiary of Aid Holdings.  Aid Holdings and Aid Merger Sub are beneficially owned by an affiliate of TPG Capital, L.P.

In accordance with the provisions of the U.S. Bank Credit Facility, the Company delivered to the Lenders a fully executed agreement which provides for the repayment of the US Bank Indebtedness before August 15, 2013 (which date may be extended to September 30, 2013 for the purpose of obtaining of requisite approvals).

The delivery of the Merger Agreement was one of various alternatives available to the Company to arrange for the timely payment of the US Bank Indebtedness.  Subject to the completion of the Merger, alternatives that are still available to the Company include the refinancing of the US Bank Indebtedness, the sales of assets, a private placement of securities, or one or more combinations of the foregoing.  The Company has received various unsolicited inquiries from institutional investors inquiring as to the Company's interest in selling assets or completing a financing on a private placement basis.  The Company does not believe that asset sales would be required to effect such a refinancing; however, the combination of asset sales and refinancing may result in more favorable debt financing terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Following is a summary of activity in the accrual for self-insured general and professional liabilities:

	2012	2011
	(In thousands)
Balances at beginning of year	$2,057	$2,097
Cash payments	(1,495)	(592)
Provisions	1,638	552
Balances at end of year	$2,200	$2,057

Current portion	$500	$500
Long-term portion	1,700	1,557
Balances at end of year	$2,200	$2,057

13.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following at December 31:

	2012	2011
	(In thousands)
Unfavorable lease adjustment as lessee	$464	$929
Future lease commitments	2,163	3,755
Deferred compensation	3,368	4,132
Asset retirement obligation	306	291
	$6,301	$9,107

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unfavorable Lease Adjustment as Lessee

ALC evaluated the leases in existence at the date of the ALC Purchase and determined, based upon future discounted lease payments over the remaining terms of the leases, an excess was to be paid, as compared to the market, based upon the operating cash flows of the leased facilities.  The unfavorable lease liability upon acquisition was $4.0 million.  The unfavorable lease liability is amortized on a straight-line basis, as an offset to lease expense, over the term of the lease agreements.  In 2010, in conjunction with the acquisition of  nine residences which were formerly leased by ALC, the related $0.3 million purchase accounting reserve was reversed.  The  unfavorable lease amortization, including the $0.3 million reversal in 2010, was $0.5 million, $0.5 million and $0.7 million for 2012, 2011 and 2010, respectively.

Future Lease Commitments

Future lease commitments represent the cumulative excess of lease expense computed on a straight-line basis for the lease term over actual lease payments.  The effects of scheduled rent increases, which are included in minimum lease payments, are recognized on a straight-line basis over the lease term.

Deferred Compensation

ALC implemented an unfunded deferred compensation plan in 2005 which is offered to all company employees defined as highly compensated by the Internal Revenue Code in which participants may defer up to 10% of their base salary.  ALC matches
50% of the amount deferred.  Expenses incurred by ALC under the deferred compensation plan were $197,000, $199,000 and $170,000 in 2012, 2011 and 2010, respectively.

ALC implemented the ERP, a non-qualified deferred compensation plan in 2005, covering certain executive employees. Expenses incurred from ALC contributions under the plan were $218,000, $193,000 and $280,000 in 2012, 2011 and 2010, respectively.  The plan does not require ALC to fund the liability currently but ALC has funded it since the plan’s inception.  Assets related to the plan are recorded as investments and classified as available for sale and were $0.9 million and $1.1 million as of December 31, 2012 and 2011, respectively.

Other Employee Pension Arrangements

ALC maintains a defined contribution retirement 401(k) savings plan, which is made available to substantially all employees. ALC pays a matching contribution of 25% of every qualifying dollar contributed by plan participants, net of any forfeiture. Expenses incurred by ALC related to the 401(k) savings plans were $160,000, $160,000 and $200,000 in 2012, 2011 and 2010, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	LEASE COMMITMENTS

As of December 31, 2012, as a lessee, ALC was committed under non-cancelable leases requiring future minimum rentals as follows:
Operating Leases
(in thousands)
2013	$12,140
2014	12,125
2015	20
2016	20
2017	20
After 2017	590
Total minimum lease payments	$24,915

Lease agreement with LTC Properties, Inc.

Effective January 1, 2005, ALC entered into two new master lease agreements with LTC Properties, Inc. (“LTC”) relating to 37 residences leased to ALC by LTC.  Under the terms of the master lease agreements, the initial 10 year lease term commenced on January 1, 2005, with three successive 10-year lease renewal terms, which subject to certain conditions may be exercised at the option of ALC.  There are no significant economic penalties to ALC if it decides not to exercise the renewal options.  The aggregate minimum rent payments for the LTC leases for the calendar year 2012 was $11.6 million.  The minimum rent will increase by 2% over the prior year’s minimum rent for each of the calendar years 2013 and 2014.  Annual minimum rent during any renewal term will increase a minimum of 2% over the minimum rent of the immediately preceding year.  ALC accounts for the effect of scheduled rent increases on a straight-line basis over the lease term.

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

On June 15, 2012, ALC signed and closed on an agreement with Ventas Realty and MLD  to purchase 12 residences consisting of 696 units for a purchase price of $97 million plus $3 million for a litigation settlement fee plus Ventas’s expenses in  connection with the litigation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the lease, ALC guarantees certain performance and payment obligations, including minimum occupancy, net worth, and capital expenditures per residence levels and minimum fixed charge coverage ratios.  Failure to comply with these covenants could result in events of default under the lease and the guaranty.  At December 31, 2011, ALC was in compliance with all covenants.

Effective January 1, 2002, ALC entered into a master lease and security agreement with Nationwide Health Properties, Inc. (“NHP”, acquired by Ventas, Inc. in July 2011)  relating to four residences leased to ALC by NHP. Under the terms of the master lease agreement, the initial 5 year lease term commenced on January 1, 2002, and there were seven successive 5-year lease renewal terms, to be exercised at the option of ALC at rents determined by the fair market value of the property at the time of the renewal.  There were no significant economic penalties to ALC if it decided not to exercise the renewal options. ALC exercised its second 5-year  lease renewal resulting in no change in rent from 2011 to 2012.  The aggregate minimum rent payments for the NHP leases for the calendar year 2011 were $1.1 million.

The four NHP leased properties were acquired by ALC in conjunction with the  purchase agreement with Ventas Realty and MLD which was signed on June 15, 2012.

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

In addition, ALC formerly financed 15 assisted living facilities located in the States of Washington, Idaho and Ohio by revenue bonds that were prepaid in full in December 2005.  The aggregate amount of the revenue bonds upon repayment was $21.1 million.  However, despite the prepayment of the revenue bonds, under the terms and conditions of the debt agreements in Washington, ALC could be required to continue to comply with the terms of the regulatory agreement until the original scheduled maturity dates for the revenue bonds.  The original scheduled maturity dates were 2018 for the Washington Revenue Bonds.  Under an agreement with the State of Idaho, the regulatory agreement with Idaho expired.

Under the terms of the debt agreements relating to the Washington revenue bonds, ALC is required, among other things, to lease or make available at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. This condition is required in order to preserve the federal income tax exempt status of the revenue bonds during the term they are held by the bondholders.  There are additional requirements as to the age and physical condition of the residents that ALC must also comply.  ALC must also comply with the terms and conditions of the underlying trust deed relating to the debt agreement and report on a periodic basis to the State of Oregon, Housing and Community Services Department, for the Oregon Revenue Bonds and the Washington State Housing Finance Commission for the former Washington Revenue Bonds.  Non-compliance with these restrictions may result in an event of default and cause fines and other financial costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Litigation

ALC is involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to commercial contracts and premises and professional liability matters.  Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect the results of operations on a quarter-to-quarter basis, we believe that the outcome of such legal and other matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

In addition, we are involved in the following legal matters:

On May 29, 2012, the Board of Directors terminated Ms. Laurie Bebo’s employment as President and CEO for cause.  On June 29, 2012, Ms. Bebo initiated an arbitration proceeding against ALC disputing the existence of cause for her termination and alleging that she is entitled to more than $2.4 million in severance pay and other termination benefits because her termination was without cause.  That arbitration is being administered by the American Arbitration Association.  In addition, ALC learned, on or around October 15, 2012, that on July 26, 2012, Ms. Bebo filed a purported Sarbanes-Oxley whistleblower complaint with the Occupational Safety and Health Administration of the U.S. Department of Labor.  Ms. Bebo’s whistleblower complaint alleges that her termination was in retaliation for her purported suggestion that ALC disclose that the reason for the delay in its earnings report and earnings call, announced on May 3, 2012, was the litigation filed against ALC by Ventas Realty, Limited Partnership (“Ventas Realty”) on April 26, 2012 (which litigation was dismissed with prejudice as part of a transactional resolution with Ventas Realty in June 2012).  ALC has responded to Ms. Bebo’s claim in arbitration, denying the material allegations of Ms. Bebo’s demand.  ALC has also responded to Ms. Bebo’s whistleblower complaint, asserting that Ms. Bebo’s complaint is legally and factually without merit.  ALC will continue to vigorously defend against Ms. Bebo’s arbitration demand and the whistleblower complaint.  ALC determined not to file a counterclaim in the arbitration, but retains the ability to file claims against Ms. Bebo, including for matters relating to her conduct and performance in her capacity as CEO of ALC.

On June 29, 2012, a lawsuit captioned Laurie Bebo v. Assisted Living Concepts, Inc. was filed in Waukesha County Circuit Court, State of Wisconsin.  The lawsuit seeks an order requiring ALC to produce certain company records previously requested by Ms. Bebo as a director of ALC and a judgment requiring ALC to indemnify Ms. Bebo for all expenses incurred in connection with ALC’s internal investigation relating to the Ventas lease as well as to advance Ms. Bebo all expenses incurred by her in connection with the investigation.  On October 19, 2012, the court granted ALC’s motion to dismiss Ms. Bebo’s claim for access to company records and allowed the claims for indemnification.  ALC will continue to vigorously defend against Ms. Bebo’s claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 2, 2012, ALC was informed by the United States Securities and Exchange Commission (the “SEC”) that the SEC staff is conducting an investigation relating to ALC.  As part of this investigation, the SEC issued a subpoena to ALC.  The first subpoena was subsequently withdrawn and replaced by a new subpoena requesting additional information.  In compliance with the subpoenas, ALC has produced to the SEC documents on a number of topics, including, among others, compliance with occupancy covenants in the now-terminated lease with Ventas Realty and leasing of units for employee use.  ALC intends to cooperate fully with the SEC in its investigation.

On August 29, 2012, a putative securities class action lawsuit was filed against ALC and Ms. Bebo on behalf of individuals and entities who allegedly purchased or otherwise acquired ALC’s Class A Common Stock between March 12, 2011 and August 6, 2012.  The complaint, captioned Robert E. Lifson, Individually and On Behalf of All Others Similarly Situated, v. Assisted Living Concepts, Inc. and Laurie A. Bebo, 2:12-cv-00884, was filed in the United States District Court for the Eastern District of Wisconsin.  On November 14, 2012, the court approved the Pension Trust for Operating Engineers as lead plaintiff in the action and also appointed lead counsel for the putative class.  An amended complaint was filed on February 15, 2013, among other things changing the start date of the class period to March 4, 2011.  The lawsuit, as amended, asserts that ALC did not accurately disclose occupancy data, falsely touted the success of its “private pay” business model, and falsely reported that it was in compliance with its former lease with Ventas Realty, and seeks damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, plus an award of plaintiff’s legal fees and expenses with respect to the litigation.  ALC intends to vigorously defend itself against these claims.

On September 13, 2012, a lawsuit was filed derivatively by an alleged stockholder of ALC against certain of ALC’s current and former executive officers and directors and ALC, as nominal defendant.  The complaint is captioned George Passaro, Individually and Derivatively on Behalf of Assisted Living Concepts, Inc. v. Laurie A. Bebo, et al., Case No. 12CV010106, and was filed in the Milwaukee County Circuit Court for the State of Wisconsin.  The complaint alleges that the individual defendants, which include all of ALC’s directors at the filing date of the lawsuit, certain senior officers and Ms. Bebo, breached their fiduciary duties to exercise good faith to ensure that ALC was operated in a diligent, honest and prudent manner, and to exercise good faith in taking appropriate action to prevent and correct certain issues relating to ALC’s legal and regulatory compliance.  The lawsuit seeks damages and other relief in favor of the Company and the plaintiff's costs and disbursements with respect to the litigation.  On February 15, 2013, the defendants filed motions to dismiss the complaint.  ALC believes that this lawsuit is without merit.

On or around October 19, 2012, ALC’s Board of Directors received a demand letter from another potential derivative plaintiff, David Raul, asserting matters similar to those asserted in the Passaro complaint.  The Board of Directors has determined to defer detailed consideration of Mr. Raul’s demand until a ruling on the motion to dismiss the Passaro action and has so informed Mr. Raul.

On December 21, 2012, a lawsuit was filed derivatively by an alleged stockholder of ALC against certain of ALC’s current and former executive officers and directors and ALC, as nominal defendant. The complaint is captioned Guy Somers, Derivatively on Behalf of Assisted Living Concepts, Inc. v. Laurie A. Bebo, et al., Case No. A-12-674054-C, and was filed in the Eighth Judicial District Court of the State of Nevada in and for Clark County.  The substantive allegations of the Somers complaint, as originally filed, were similar to the allegations in the Passaro litigation described above, and focused upon ALC’s alleged failure to comply with state regulatory and licensing requirements bearing upon the operation of assisted living facilities, and the defendants’ alleged failure to take action to correct the claimed regulatory noncompliance.  Unlike the Passaro complaint, which purports to allege only a breach of the fiduciary duty of good faith, the original Somers complaint purported to allege four causes of action, for breach of fiduciary duty, contribution and indemnification, waste of corporate assets, and unjust enrichment.

On February 28, 2013, the Somers plaintiff filed an amended complaint.  While repeating the substantive allegations contained in the original complaint, the amended complaint added new claims, purportedly asserted on a class action basis, against ALC’s directors and certain newly added defendants arising from the proposed sale of ALC to affiliates of TPG Capital, L.P., announced on February 26, 2013 (the “Proposed Sale”).  The amended complaint is captioned Guy Somers, Derivatively on Behalf of Assisted Living Concepts, Inc. and on Behalf of all Others Similarly Situated v. Laurie A. Bebo, et al., and names as additional defendants TPG Capital, L.P., Aid Holdings, LLC and AID Merger Sub, LLC.  The newly asserted claims allege that (i) certain of ALC’s directors breached their fiduciary duties in connection with the Proposed Sale, and (ii) TPG Capital, L.P. and its affiliates aided and abetted the claimed fiduciary breaches by the aforementioned directors.  The relief sought in the amended complaint on behalf of the purported shareholder class includes, among other things, an injunction prohibiting the consummation of the Merger and attorneys’ costs and fees.  ALC believes that this lawsuit is without merit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 4, 5, and 6, 2013, three additional complaints, all purportedly asserted on a class action basis, were filed in the Eighth Judicial District Court of the State of Nevada in and for Clark County, captioned Scott Simpson, on behalf of himself and all others similarly situated v. Assisted Living Concepts, Inc., et al., Case No. A-13-677683-C, David Raul as Custodian for Malka Raul Utma NY, on behalf of itself and all others similarly situated v. Assisted Living Concepts, et al., Case No. A-13-677797-C, and Elizabeth Black, Individually and on behalf of all others similarly situated v. Assisted Living Concepts, Inc., et al., Case No. A-13-677838-C, respectively.  Each of these complaints asserts claims that ALC’s directors breached their fiduciary duties to ALC stockholders in connection with the Proposed Sale.  These complaints further claim that TPG Capital, L.P., Aid Holdings, LLC and Aid Merger Sub, LLC aided and abetted those alleged breaches of fiduciary duties.

Also on March 6, 2013, another putative class action complaint was filed in the Eighth Judicial District Court of the State of Nevada in and for Clark County, captioned The Joel Rosenfeld IRA, On Behalf of Itself and All Others Similarly Situated v. Assisted Living Concepts, Inc., et al., Case No. A-13-677902-C, against ALC and certain of its directors.  This complaint alleges the directors breached their fiduciary duties in connection with the Proposed Sale.

The plaintiffs in the Simpson, Raul, Black and Rosenfeld actions seek equitable relief, including an injunction preventing the consummation of the Proposed Sale, rescission or rescissory damages in the event the Proposed Sale is consummated, and an award of attorneys’ and other fees and costs.  ALC believes that these lawsuits are without merit.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	INCOME TAXES

ALC’s results of operations are included in a consolidated federal tax return.

The income tax (benefit)/expense consists of the following for the years ended December 31:

	2012	2011	2010
	(In thousands)
Federal:
Current	$(1,846)	$7,412	$2,585
Deferred	(13,330)	3,109	5,245
Total Federal	$(15,176)	$10,521	$7,830
State:
Current	222	989	1,265
Deferred	(2,464)	590	354
Total State	(2,242)	1,579	1,619
Total income tax expense	$(17,418)	$12,100	$9,449

The differences between the effective tax rates on income before income taxes and the United States federal income tax rate are as follows:

	2012	2011	2010
Statutory federal income tax rate	(35.0%)	35.0%	35.0%
Increase (reduction) in tax rate resulting from:
State income taxes, net of federal income tax benefit	(3.4)	4.0	4.0
Work opportunity credit	(0.9)	(1.0)	(1.2)
Deductible goodwill amortization	(1.0)	(1.2)	(1.7)
Settlement with former parent	—	(2.0)	—
Decrease is state tax reserve	—	(1.6)	—
Other, net	0.3	—	0.4
Effective tax rate	(40.0%)	33.2%	36.5%

Unrecognized tax benefits

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	2012	2011
Gross unrecognized tax benefits at December 31, 2011	$125	$722
Decrease due to expiration of statute of limitations	—	(597)
Gross unrecognized tax benefits at December 31, 2012	$125	$125

Included in the balance of unrecognized tax benefits at December 31, 2012 and 2011 are tax positions related to past state income tax filings which will not reoccur in the future.  There are no unrecognized tax benefits related to federal income tax issues.

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.1 million at December 31, 2012. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2012, we had no accrued interest and penalties related to unrecognized tax benefits. ALC and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions. Federal tax returns for all periods after December 31, 2008 are open for examination.  Various state tax returns for all periods after December 31, 2007 are open for examination.  For the tax periods between February 1, 2005 and November 10, 2006,  ALC was included in the consolidated federal tax returns of Extendicare Holdings, Inc. (“EHI”).  Tax issues between ALC and Extendicare were governed by a Tax Allocation Agreement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

entered into by ALC and Extendicare at the time of the Separation.  During 2009, the Internal Revenue Service completed an examination of the partial tax year ended December 31, 2005 and the partial tax year ended November 10, 2006.  In May 2011, EHI and ALC agreed to settle this matter, and all matters under the Tax Allocation Agreement, with a $0.8 million payment from EHI to ALC.  The $0.8 million settlement was paid in the second quarter of 2011 and is included as a reduction of the income tax provision in the consolidated statements of operations for the year ended December 31, 2011. As a result of this settlement, ALC wrote-off $2.9 million of net operating losses and a related $2.7 million of valuation allowance which off-set these net operating losses.

The components of the net deferred tax assets and liabilities as of December 31 are as follows:

	2012	2011
	(In thousands)
Deferred tax assets:
Employee benefit accruals	$4,378	$4,233
Accrued liabilities	890	835
Accounts receivable reserves	1,394	1,172
Deferred revenue	710	712
Capital loss carryover	191	—
Operating loss carryforwards	7,118	7,820
Goodwill/Intangibles	5,736	2,683
Fair value adjustment for leases	376	565
Fair value adjustment for debt	56	31
Deferred financing fee	552	155
Alternative minimum tax carry forward	46	46
Write down of investments	134	290
Other assets	1,153	2,714
Total deferred tax assets before valuation allowance	22,734	21,256
Valuation allowance	(163)	(163)
Total deferred tax assets	22,571	21,093
Deferred tax liabilities:
Depreciation	26,245	40,710
Unrealized loss – equity investments	11	91
Miscellaneous	376	228
Total deferred tax liabilities	26,632	41,029
Net deferred tax liabilities	$(4,061)	$(19,936)

Valuation allowance:
Beginning of year	$(163)	$(2,840)
Decrease during year	—	2,677
End of year	$(163)	$(163)

	2012	2011
	(In thousands)
Deferred tax assets (liabilities) as presented on the consolidated balance sheet:
Current deferred tax assets	$4,640	$4,027
Long-term deferred tax liabilities	(8,701)	(23,961)
Net deferred tax liabilities	$(4,061)	$(19,934)

ALC paid state income taxes of $0.8 million and $1.3 million in 2012 and 2011, respectively.

As of December 31, 2012, ALC has $19.7 million (before a $0.2 million valuation allowance) of net operating losses available for federal income tax purposes, which will expire between 2013 and 2026.  These net operating losses were partially generated prior to and after ALC’s emergence from bankruptcy on January 1, 2002.  The emergence from bankruptcy created an ownership change as defined by the IRS. Section 382 of the Internal Revenue Code and  imposes limitations on the utilization of the loss carryforwards and built-in losses after certain ownership changes of a loss company.  ALC was deemed to be a loss company for these purposes.  Under these provisions, ALC’s ability to utilize the pre-acquisition loss carryforwards generated prior to ALC’s emergence from bankruptcy and built-in losses in the future will generally be subject to an annual limitation of approximately $1.6 million.  Any unused amount is added to and increases the limitation in the succeeding year. ALC’s net unrealized built-in losses were $19.4 million as of December 31, 2012, and $20.9 million as of December 31, 2011.  The deferred tax assets include loss carryforwards and built-in losses and their related tax benefit available to ALC to reduce future taxable income within the allowable IRS carryover period.

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

ALC computes earnings per share under two different methods, basic and diluted, and presents per share data for all periods in which consolidated statements of operations are presented.  Basic earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding.  Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of common stock and common stock equivalents outstanding.  Common stock equivalents consist of incremental shares available upon conversion of Class B Common Stock and dilutive stock options.  During 2012, ALC reported a consolidated net loss.  As a result of the net loss, common stock equivalents from convertible shares of Class B Common Stock and stock options were antidilutive for the year and were not included in the computation of diluted weighted average shares.  For 2011 and 2010, common stock equivalents of 32,418 and 6,452, respectively, were excluded from the diluted weighted average share calculations because their impact would have been antidilutive.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for 2012, 2011 and 2010:

	2012	2011	2010
	(In thousands, except per share data)
Basic (loss)/earnings per share calculation:
Net (loss)/income to common stockholders	$(26,125)	$24,360	$16,484

Weighted average number of common shares outstanding	22,970	22,955	23,080

Basic net (loss)/income per common share	$(1.14)	$1.06	$0.71

Diluted (loss)/earnings per share calculation:
Net (loss)/income to common stockholders	$(26,125)	$24,360	$16,484

Weighted average number of common shares outstanding	22,970	22,955	23,080
Assumed conversion of Class B Common Stock	—	221	228
Effect of dilutive stock options	—	80	104
Diluted weighted average number of common shares outstanding	22,970	23,256	23,412

Diluted net (loss)/income per common share	$(1.14)	$1.05	$0.70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of ALC’s financial instruments at December 31 are as follows:

	2012		2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
ASSETS:
Cash and cash equivalents	$10,182	$10,182	$2,652	$2,652
Investments	900	900	1,840	1,840
Cash and escrow deposits - restricted	2,714	2,714	3,150	3,150
Other assets (long-term):
Restricted cash	1,956	1,956	1,996	1,996
Security deposits	23	23	19	19
LIABILITIES:
Long-term debt, including current maturities	$181,715	$186,703	$88,241	$94,901

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

The following table presents information about ALC’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, and indicates the fair value hierarchy of the valuation techniques utilized by ALC to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31
December 31, 2012
Assets
Equity investments	$212	$—	$—	$212

December 31, 2011
Assets
Equity investments	$1,028	$—	$—	$1,028

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALC recognized an unrealized gain of $0.3 million on the fair value of equity investments for both years ended December 31, 2012 and 2011, respectively.

The following table presents information about ALC’s assets  measured at fair value on a nonrecurring basis as of December 31, 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31	Loss

Property and equipment, net	$—	$—	$14,401	$14,401	$3,500

The fair value approach for long-lived assets utilizes a number of significant unobservable inputs or Level 3 assumptions.  These assumptions include, among others, projections of the properties future operating results, industry and comparable property capitalization rates, discounted cash flow models to determine cost of lease up and other subjective assumptions. ALC obtained independent third party appraisals to arrive at estimate fair market value.  Upon completion of its 2012 impairment analysis, ALC determined that the carrying value exceeded the fair market value on eight properties which had experienced declining operating cash flows over a period of several years.  ALC recorded an impairment charge of $3,500.

19.	QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2012 and 2011:

	Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
2012
Revenues	$58,978	$56,863	$55,576	$56,980	$228,397
Income/(loss) from operations before taxes	8,960	(41,123)	(6,683)	(4,697)	(43,543)
Net income/(loss)	5,649	(25,109)	(4,042)	(2,623)	(26,125)
Basic earnings per common share:
Basic net income/(loss) per share	$0.25	$(1.09)	$(0.18)	$(0.11)	$(1.14)
Diluted earnings per common share:
Basic net income per share	$0.24	$(1.09)	$(0.18)	$(0.11)	$(1.14)

	Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
2011
Revenues	$58,409	$58,627	$58,553	$58,863	$234,452
Income/(loss) from operations before taxes	6,752	9,998	9,151	10,559	36,460
Net income/(loss)	5,011	6,276	5,763	7,310	24,360
Basic earnings per common share:
Basic net income/(loss) per share	$0.22	$0.27	$0.25	$0.32	$1.06
Diluted earnings per common share:
Basic net income per share	$0.22	$0.27	$0.25	$0.31	$1.05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	LONG-TERM EQUITY-BASED COMPENSATION PROGRAM

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of Options/SARs activity for the years ended December 31, 2012, 2011 and 2010 is presented below:

	Shares	Wtd. Avg. Exercise Price Per Share	Wtd. Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2010	318,000	$9.48
Granted	272,500	16.07
Exercised	(8,000)	7.68
Expired or cancelled	(38,000)	7.68
Forfeited	(13,332)	7.68
Outstanding, December 31, 2010	531,168	$13.06	3.6	1,702
Exercisable, December 31,2010	106,706	$11.15	3.0	546

Outstanding, January 1, 2011	531,168	$13.06
Granted	240,500	18.33
Exercised	(34,338)	8.24
Expired or cancelled	(122,500)	15.86
Forfeited	(50,164)	13.98
Outstanding, December 31, 2011	564,666	$14.91	3.2	—
Exercisable, December 31, 2011	187,018	$12.17	2.3	509

Outstanding, January 1, 2012	564,666	$14.91
Granted	198,000	17.01
Exercised	—	—
Expired or cancelled	—	—
Forfeited	(126,500)	16.19
Outstanding, December 31, 2012	636,166	$15.31	2.6	—
Exercisable, December 31, 2012	323,020	$13.26	1.7	$—

The following table summarizes nonvested options outstanding and the related weighted average grant date fair value at December 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	$377,648	$5.56
Granted	198,000	7.08
Vested	(178,335)	7.70
Expired or cancelled	—	7.70
Forfeited	(84,167)	8.09
Nonvested at December 31, 2012	$313,146	$8.24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes options outstanding, exercisable, the related weighted average exercise price and remaining contractual life information at December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Prices	Shares	Weighted Avg. Remaining Contractual Life (in years)	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
$7.68	74,666	1.2	$7.68	74,666	$7.68
$8.27	56,000	1.3	$8.27	56,000	$8.27
$15.86	40,000	2.2	$15.86	26,004	$15.86
$16.05	56,000	0.3	$16.05	56,000	$16.05
$16.57	70,000	2.3	$16.57	46,676	$16.57
$17.01	148,500	4.2	$17.01	—	$17.01
$17.49	70,000	3.3	$17.49	23,338	$17.49
$18.69	121,000	3.2	$18.69	40,336	$18.69
	636,166	2.6	$15.31	323,020	$13.26

The grant of Options/SARs increased the number of diluted shares by 80,000 and 80,000 in 2012 and 2011.  Compensation expense related to the director Options/SARs of  $0.5 million, $0.5 million and $0.4 million was recorded in the years ended December 31, 2012, 2011 and 2010, respectively.  Compensation expense related to the management Options/SARs was $0.3 million, $0.7 million and $0.3 million for 2012, 2011 and 2010, respectively.  In 2011, ALC received $0.3 million in cash related to 34,338 exercised Options/SARs which had a total intrinsic value of $0.3 million. No options were exercised in 2012. Unrecognized compensation cost at December 31, 2012 and 2011, was approximately $1.0 million and $2.2 million, respectively, and the weighted average period over which it is expected to be recognized is 1.2 years and 1.5 years as of December 31, 2012 and 2011.

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

	March 12, 2012	May 2, 2011	March 2, 2011	May 3, 2010	March 3, 2010
Expected life from grant date (in years)	5	5	5	5	5
Risk-free interest rate	1.11%	1.88%	2.21%	2.13%	2.33%
Volatility	55.52%	57.68%	58.63%	62.60%	63.70%
Dividend yield	—	—	—	—	—
Weighted average fair value (per share)	$7.08	$8.87	$9.69	$8.99	$8.74

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	RELATED PARTY DISCLOSURE

ALC engaged Bennett Jones LLP, a Canadian law firm, to provide advisory services commencing in August 2012.  Alan Bell, a member of the Board of Directors of ALC, is a partner in this law firm. Prior to such engagement of Bennett Jones, Mr. Bell was elected Co-Vice Chairman of the Board of Directors and stepped down as a member of both the Audit Committee and the Compensation/Nominating/Governance Committee.  In 2012, ALC incurred fees of $804,000 to Bennett Jones under the terms of this engagement.

22.	SUBSEQUENT EVENT

 On February 25, 2013, we entered into an Agreement and Plan of Merger with Aid Holdings and Aid Merger Sub, providing for the merger of Aid Merger Sub with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Aid Holdings. Aid Holdings and Aid Merger Sub are affiliates of TPG Capital, L.P.  At the effective time of the Merger, each share of Class A Common Stock issued and outstanding immediately prior to the effective time of the Merger (other than shares owned by the Company, Aid Holdings or any direct or indirect subsidiary of either of them) will be converted automatically into the right to receive $12.00 in cash, without interest (the “Class A Per Share Merger Consideration”). Each share of Class B Common Stock issued and outstanding immediately prior to the effective time of the Merger (other than shares owned by the Company, Aid Holdings or any direct or indirect subsidiary of either of them or stockholders who have properly exercised and perfected dissenters’ rights under Nevada law) will be converted automatically into the right to receive $12.90 in cash, without interest (as required under the Company’s amended and restated articles of incorporation based on the Class A Per Share Merger Consideration).  See “Item 1 – Business — The Merger Agreement” above for additional information about the conditions to the consummation of the Merger.  The Merger is expected to close in the summer of 2013, but we cannot be certain when or if the conditions to the closing of the Merger will be satisfied or, to the extent permitted, waived.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2013.

ASSISTED LIVING CONCEPTS, INC.

Date	By:	/s/ John Buono
John Buono
Senior Vice President and Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/s/ Dr. Charles H. Roadman II, M.D.	President, Chief Executive Officer and Director	March 14, 2013
Dr. Charles H. Roadman II, M.D.

Principal Financial Officer and Principal Accounting Officer:

/s/ John Buono	Senior Vice President, Chief Financial Officer and Treasurer	March 14, 2013
John Buono

(1)
Alan Bell	Director

(1)
Derek H.L. Buntain	Director

(1)
David J. Hennigar	Director

(1)
Malen S. Ng	Director

(1)
Melvin A. Rhinelander	Director

/s/ Michael J. Spector		March 14, 2013
Michael J. Spector	Director

(1) Michael J. Spector, by signing his name hereto, does hereby sign and execute this report on behalf of each of the above named directors of Assisted Living Concepts, Inc. pursuant to powers of attorney executed by each such director and filed with the Securities and Exchange Commission as an exhibit to this report.

By:	/s/ Michael J. Spector	March 14, 2013
Michael J. Spector, Attorney in Fact

S-1

EXHIBIT INDEX TO 2012 ANNUAL REPORT ON FORM 10-K

Exhibit
Number	Description
2.1	Arrangement Agreement (incorporated by reference to Exhibit 2.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)
2.2	Separation Agreement (incorporated by reference to Exhibit 2.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)
2.3	Tax Allocation Agreement (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)
2.4
Agreement for Payroll and Benefit Services (incorporated by reference to Exhibit 2.2.2 to Assisted Living Concepts, Inc. annual report on Form 10-K for the year ended December 31, 2006, File No. 001-13498)

2.5	Agreement for Reimbursement Services (incorporated by reference to Exhibit 10.3 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)
2.6
Purchase and Sale Agreement and Joint Escrow Instructions by and between HCP, Inc., Texas HCP Holdings, L.P. and Texas HCP Seven Holdings, L.P. as sellers and Assisted Living Concepts, Inc. and ALF Partners, L.P. as buyers made and entered into as of October 11, 2010 (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated October 11, 2010, File No. 001-13498)

2.7
Form of Purchase and Sale Agreement pertaining to EHSI assisted living facilities (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Assisted Living Concepts, Inc.’s Form 10 Registration filed on July 21, 2006, File No. 001-13498)

2.8
Purchase and Sale Agreement by and between Ventas Realty, Limited Partnership and MLD Delaware Trust as sellers and Assisted Living Concepts, Inc. as purchaser made and entered into as of June 15, 2012 (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated October 21, 2012, File No. 001-13498)

2.9
Agreement and Plan of Merger among Aid Holdings, LLC, Aid Merger Sub, LLC and Assisted Living Concepts, Inc., dated as of February 25, 2013 (incorporated by reference to Exhibit 2.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated February 26, 2013, File No. 001-13498)

3.1
Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Assisted Living Concepts, Inc. quarterly report on Form 10-Q for the quarter ended March 31, 2008, File No. 001-13498)

3.2
Certificate of Change pursuant to Nevada Revised Statutes 78.209 for Nevada Profit Corporations, filed with the Nevada Secretary of State by Assisted Living Concepts, Inc., effective March 16, 2009 (incorporated by reference to Exhibit 3.1 to Assisted Living Concepts, Inc. current report on Form 8-K dated March 16, 2009, File No. 001-13498)

3.3
Certificate of Change pursuant to Nevada Revised Statutes 78.209 for Nevada Profit Corporations, filed with the Nevada Secretary of State by Assisted Living Concepts, Inc., effective May 20, 2011 (incorporated by reference to Exhibit 3.1 to current report of Assisted Living Concepts, Inc. on Form 8-K, dated May 20, 2011, File No. 001-13498)

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498)
4.1
Article V of the Amended and Restated Articles of Incorporation, Article II of the Amended and Restated Bylaws, and other relevant portions of Exhibits 3.1, 3.2 and 3.3 above defining the rights of security holders

4.2
$125,000,000 Credit Agreement dated as of February 18, 2011 among Assisted Living Concepts, Inc., as borrower, U.S. Bank National Association, as administrative agent and collateral agent, Compass Bank, FirstMerit Bank, N.A., and Harris N.A., as documentation agents, the Lenders and L/C Issuers Party Hereto, and U.S. Bank National Association, as sole lead arranger and sole bookrunner (the “Credit Agreement”) (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated February 18, 2011, File No. 001-13498)

4.3
Guaranty and Security Agreement dated as of February 18, 2011 among Assisted Living Concepts, Inc., and ALC Real Estate, LLC, ALC Properties, II, Inc., and Texas ALC II, Inc. and each other grantor from time to time party hereto and U.S. Bank National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated February 18, 2011, File No. 001-13498)

4.4
Amendment No. 1 to Credit Agreement dated as of May 18, 2012 among Assisted Living Concepts, Inc., the lenders party to the Credit Agreement and U.S. Bank National Association, as Administrative Agent and Collateral Agent, Swingline Lender and L/C Issuer (incorporated by reference to Exhibit 10.4 to Assisted Living Concepts, Inc. quarterly report on Form 10-Q for the quarter ended June 30, 2012, File No. 001-13498)

4.5
Waiver & Amendment No. 2 to Credit Agreement dated as of August 1, 2012 among Assisted Living Concepts, Inc., the lenders party to the Credit Agreement and U.S. Bank National Association, as Administrative Agent and Collateral Agent, Swingline Lender and L/C Issuer (incorporated by reference to Exhibit 10.5 to Assisted Living Concepts, Inc. quarterly report on Form 10-Q for the quarter ended June 30, 2012, File No. 001-13498)

4.6
Waiver & Amendment No. 3 to Credit Agreement dated as of December 31, 2012 among Assisted Living Concepts, Inc., the lenders party to the Credit Agreement and U.S. Bank National Association, as Administrative Agent and Collateral Agent, Swingline Lender and L/C Issuer

4.7
Amended and Restated Loan Agreement, effective as of September 30, 2010, by and between ALC Three, LLC as borrower, Assisted Living Concepts, Inc. as guarantor, and TCF National Bank (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated September 29, 2010, File No. 001-13498)

4.8
Amended and Restated Guaranty Agreement by Assisted Living Concepts, Inc. as guarantor pursuant to Amended and Restated Loan Agreement, effective as of September 30, 2010, by and between ALC Three, LLC as borrower, Assisted Living Concepts, Inc. as guarantor, and TCF National Bank (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated September 29, 2010, File No. 001-13498)

4.9	First Amendment to Amended and Restated Loan Agreement, effective as of December 31, 2012, by and between ALC Three, LLC as borrower, Assisted Living Concepts, Inc. as guarantor, and TCF National Bank
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the registrant has omitted certain agreements with respect to long-term debt not exceeding 10% of consolidated total assets. The registrant agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request
10.1
Separation Agreement (incorporated by reference to Exhibit 2.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated November 10, 2006, File No. 001-13498) (Also included as Exhibit 2.2 above)

10.2
2006 Omnibus Incentive Compensation Plan, amended and restated August 4, 2011 to reflect May 20, 2011 two-for-one stock split (incorporated by reference to Exhibit 10.1 to quarterly report of Assisted Living Concepts, Inc. on Form 10-Q for the period ended June 30, 2011, File No. 001-13498)*

10.3
Form of 2009 Tandem Stock Option/Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.3 to current report of Assisted Living Concepts, Inc. on Form 8-K dated February 22, 2009, File No. 001-13498)*

10.4
Form of 2010 Tandem Stock Option/Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.1 to Assisted Living Concepts, Inc. quarterly report on Form 10-Q for the quarter ended June 30, 2010, File No. 001-13498)*

10.5
Form of 2010 Cash Incentive Compensation Award Agreement (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated March 3, 2010, File No. 001-13498)*

10.6
Form of 2011 Tandem Stock Option/Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.3 to current report of Assisted Living Concepts, Inc. on Form 8-K dated March 2, 2011, File No. 001-13498)*

10.7
Form of 2011 Cash Incentive Compensation Award Agreement (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated March 2, 2011, File No. 001-13498)*

10.8
Form of 2012 Tandem Stock Option/Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.3 to current report of Assisted Living Concepts, Inc. on Form 8-K dated March 21, 2012, File No. 001-13498)*

10.9
Form of 2012 Cash Incentive Compensation Award Agreement (incorporated by reference to Exhibit 10.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated March 21, 2012, File No. 001-13498)*

10.10
Form of Director Tandem Stock Option/Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated May 5, 2008, File No. 001-13498)*

10.11
Executive Retirement Program, amended and restated December 16, 2008 (incorporated by reference to Exhibit 10.4 to current report of Assisted Living Concepts, Inc. on Form 8-K dated February 22, 2009, File No. 001-13498)*

10.12
Deferred Compensation Plan, amended and restated December 16, 2008 (incorporated by reference to Exhibit 10.5 to current report of Assisted Living Concepts, Inc. on Form 8-K dated February 22, 2009, File No. 001-13498)*

10.13	Summary of Director Compensation*
10.14	Employment Agreement — John Buono (incorporated by reference to Exhibit 10.2 to current report of Assisted Living Concepts, Inc. on Form 8-K dated April 15, 2008, File No. 001-13498)*
10.15
Employment Agreement — Mary Zak-Kowalczyk (incorporated by reference to Exhibit 10.7 to Assisted Living Concepts, Inc. annual report on Form 10-K for the year ended December 31, 2010, File No. 001-13498)*

10.16	Employment Agreement — Walter A. Levonowich (incorporated by reference to Exhibit 10.4 to current report of Assisted Living Concepts, Inc. on Form 8-K dated April 15, 2008, File No. 001-13498)*
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

10.21	Multifamily Mortgage Note, dated December 29, 2003, by and among Red Mortgage Capital, Inc., as Lender, and Texas ALC Partners, L.P. and ALC Properties, Inc., as borrowers
10.22
Letter Agreement regarding Multifamily Mortgage Note, dated as of August 24, 2012, by and among Red Mortgage Capital, LLC, Texas ALC Partners, L.P., ALC Properties, Inc. and Assisted Living Concepts, Inc.

10.23
Letter Agreement regarding Multifamily Mortgage Note, dated as of December 20, 2012, by and among Red Mortgage Capital, LLC, Texas ALC Partners, L.P., ALC Properties, Inc. and Assisted Living Concepts, Inc.

10.24
Letter Agreement regarding Multifamily Mortgage Note, dated as of January 28, 2013, by and among Red Mortgage Capital, LLC, Texas ALC Partners, L.P., ALC Properties, Inc. and Assisted Living Concepts, Inc.

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
101
The following materials from Assisted Living Concepts, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, furnished herewith.**

*  Denotes management contract or executive compensation plan or arrangement required to be filed pursuant to Item 15 of Form 10-K.
**  Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.