Form 10-Q
period 2013-03-31
ASSISTED LIVING CONCEPTS INC
filed 2013-05-08
CIK 929994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, the Company had 20,073,401 shares of its Class A Common Stock, $0.01 par value per share, outstanding and 2,897,166 shares of its Class B Common Stock, $0.01 par value per share, outstanding.

Index

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2013	2012
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$6,841	$10,182
Cash and escrow deposits – restricted	2,384	2,714
Investments	962	900
Accounts receivable, less allowances of $4,016 and $3,461 respectively	4,731	4,294
Prepaid expenses, supplies and other receivables	6,339	4,604
Income tax receivable	7,323	4,089
Deferred income taxes	4,661	4,640
Total current assets	33,241	31,423
Property and equipment, net	474,975	481,913
Restricted cash	581	2,035
Other assets	426	398
Total Assets	$509,223	$515,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,029	$9,909
Accrued liabilities	25,060	21,034
Deferred revenue	5,343	8,266
Current maturities of long-term debt	143,300	114,575
Current portion of self-insured liabilities	500	500
Total current liabilities	182,232	154,284
Accrual for self-insured liabilities	1,770	1,700
Long-term debt	40,922	67,140
Deferred income taxes	8,534	8,701
Other long-term liabilities	6,098	6,301
Commitments and contingencies
Total Liabilities	239,556	238,126
Preferred Stock, par value $0.01 per share, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 160,000,000 shares authorized at March 31, 2013 and December 31, 2012; 25,005,058 and 25,004,381 shares issued and 20,073,186 and 20,072,509 shares outstanding, respectively	250	250
Class B Common Stock, $0.01 par value, 30,000,000 shares authorized at March 31, 2013 and December 31, 2012; 2,899,682 and 2,897,996 shares issued and outstanding, respectively	29	29
Additional paid-in capital	317,711	317,473
Accumulated other comprehensive income	17	19
Retained earnings	28,505	36,717
Treasury stock at cost, 4,931,872 and 4,931,872 shares, respectively	(76,845)	(76,845)
Total Stockholders’ Equity	269,667	277,643
Total Liabilities and Stockholders’ Equity	$509,223	$515,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues	$54,807	$58,978
Expenses:
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	42,682	34,269
General and administrative (including non-cash stock-based compensation expense of $238 and $352, respectively)	7,679	3,850
Residence lease expense	2,769	4,543
Depreciation and amortization	7,485	5,769
Transaction costs	3,757	—
Total operating expenses	64,372	48,431
(Loss)/income from operations	(9,565)	10,547
Other (expense) income:
Interest expense	(3,875)	(1,589)
Interest income	1	2
Gain on sale of property	1,762	—
(Loss)/income before income taxes	(11,677)	8,960
Income tax benefit/(expense)	3,465	(3,311)
Net (loss)/income	$(8,212)	$5,649
Weighted average common shares:
Basic	22,971	22,969
Diluted	22,971	23,258
Per share data:
Basic (loss)/earnings per common share	$(0.36)	$0.25
Diluted (loss)/earnings per common share	$(0.36)	$0.24

Dividends declared and paid per share	$0.00	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
Net (loss)/income	$(8,212)	$5,649
Other comprehensive (loss)/income:
Unrealized (losses)/gains on investment, net of tax benefit of $1 and tax expense of $28, respectively	(2)	56
Total comprehensive (loss)/income	$(8,214)	$5,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net (loss)/income	$(8,212)	$5,649
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	7,485	5,769
Deferred financing fee write-off and amortization	645	98
Amortization of purchase accounting adjustments for leases	(103)	(103)
Provision for bad debts	555	622
Provision for self-insured liabilities	255	255
(Gain)/loss on sale/disposal of fixed assets	(1,768)	28
Unrealized gain on investments	(11)	(36)
Equity-based compensation expense	238	352
Deferred income taxes	(188)	45
Changes in assets and liabilities:
Accounts receivable	(992)	(336)
Supplies, prepaid expenses and other receivables	(2,128)	(1,366)
Deposits in escrow	330	268
Accounts payable	(1,637)	(697)
Accrued liabilities	4,026	(1,380)
Deferred revenue	(2,923)	(312)
Payments of self-insured liabilities	(552)	(113)
Income taxes payable / receivable	(3,234)	3,106
Changes in other non-current assets	1,454	4
Other long-term liabilities	280	(17)
Cash (used in)/provided by operating activities	(6,480)	11,836
INVESTING ACTIVITIES:
Payment for securities	(53)	(55)
Proceeds on sales of fixed assets	3,114	175
Payments for new construction projects	—	(385)
Payments for purchases of property and equipment	(2,136)	(4,512)
Cash provided by/(used in) investing activities	925	(4,777)
FINANCING ACTIVITIES:
Payments of financing costs	(280)	—
Repayment of borrowings on revolving credit facility	—	(21,100)
Proceeds on borrowings from revolving credit facility	5,000	17,000
Repayment of mortgage debt	(2,506)	(635)
Payment of Dividends	—	(2,297)
Cash provided by/(used in) financing activities	2,214	(7,032)
(Decrease)/increase in cash and cash equivalents	(3,341)	27
Cash and cash equivalents, beginning of year	10,182	2,652
Cash and cash equivalents, end of period	$6,841	$2,679

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$3,886	$1,555
Income tax payments, net of refunds	29	3,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Assisted Living Concepts, Inc. and its subsidiaries (“ALC” or the “Company”) have 210 assisted and independent living residences in 20 states in the United States totaling 9,313 units as of March 31, 2013.  ALC’s residences average 40 to 60 units and offer a supportive, home-like setting.  Residents may receive assistance with activities of daily living either directly from ALC employees or indirectly through ALC’s wholly-owned health care subsidiaries.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three month periods ended March 31, 2013 and 2012 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Operating results for interim periods are not necessarily indicative of results that may be expected for the entire year ending December 31, 2013.

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

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The activity in the accounts receivable allowance for the three month periods ended March 31, 2013 and 2012 consists of the following (in thousands):

	March 31, 2013	March 31, 2012
Balance at beginning of year	$3,461	$2,903
Bad debt expense	537	650
Write-offs, net of recoveries	18	(28)
Balance at end of period	$4,016	$3,525

(c) Investments

Investments in marketable securities are stated at fair value.  Investments with no readily determinable fair value are carried at cost.  Fair value is determined using quoted market prices at the end of the reporting period and, when appropriate, exchange rates at that date. All of our marketable securities are classified as available-for-sale.  ALC accounts for its investments in the executive retirement plan in accordance with the fair value option.  The fair value option provides for unrealized gains and losses to be recorded in the consolidated statements of operations instead of through comprehensive income.  ALC records unrealized gains and losses from executive retirement plan investments in general and administrative expense; interest income and dividends from these investments are reported as a component of interest income.  The purpose for making this election was to mitigate volatility in ALC’s reported earnings as the change in market value of the investments will be offset by the recording of the related deferred compensation expense.

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

ALC regularly reviews its investments to determine whether a decline in fair value below the cost basis is other-than-temporary.  To determine whether a decline in value is other-than-temporary, ALC evaluates several factors, including the current economic environment, market conditions, operational and financial performance of the investee, and other specific factors relating to the business underlying the investment, including business outlook of the investee, future trends in the investee’s industry, and ALC’s intent to carry the investment for a sufficient period of time for any recovery in fair value.  If declines in value are deemed other-than-temporary, ALC records reductions in carrying values to estimated fair values, which are determined based on quoted market prices, if available, or on one or more valuation methods such as pricing models using historical and projected financial information, liquidation values, and values of other comparable public companies.  There was no such impairment recorded in the three month period ended March 31, 2013 or the year ended December 31, 2012.

(d) Income Taxes

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

As of March 31, 2013 and December 31, 2012, ALC had total gross unrecognized tax benefits of approximately $0.1 million.  Of the total gross unrecognized tax benefits, $0.1 million, if recognized, would reduce ALC’s effective tax rate in the period of recognition.  At March 31, 2013 and December 31, 2012, ALC had no accrued interest and penalties related to unrecognized tax benefits.

ALC and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions. Federal tax returns for all periods after December 31, 2007 are open for examination.  Various state tax returns for all periods after December 31, 2006 are open for examination.  For the tax periods between February 1, 2005 and November 10, 2006, ALC was included in the consolidated federal tax returns of Extendicare Holdings, Inc. (“EHI”), its parent company.  Tax issues between ALC and Extendicare were governed by a Tax Allocation Agreement entered into by ALC and Extendicare at the time of the Separation.  During 2009, the Internal Revenue Service completed an examination of the partial tax year ended December 31, 2005 and the partial tax year ended November 10, 2006.  In May 2011, EHI and ALC agreed to settle this matter, and all matters under the Tax Allocation Agreement, with a $0.8 million payment from EHI to ALC.  The $0.8 million settlement was paid in the second quarter of 2011 and is included as a reduction of the income tax provision in the consolidated statements of operations for the year ended December 31, 2011. As a result of this settlement, ALC wrote-off $2.9 million of net operating losses and a related $2.7 million of valuation allowance which off-set these net operating losses.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation and amortization consisted of the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
Land and land improvements	$39,172	$39,293
Buildings and improvements	542,798	543,547
Furniture and equipment	41,899	41,409
Leasehold improvements	11,775	11,467
Construction in progress	1,172	1,560
	636,816	637,276
Less accumulated depreciation and amortization	(161,841)	(155,363)
	$474,975	$481,913

4. DEBT

Long-term debt consisted of the following:

	March 31,	December 31
	2013	2012
	(In thousands)
$125 million credit facility bearing interest at floating rates, due September 30, 2013(1)	$113,000	$108,000
Mortgage note, bearing interest at 6.24%, due 2014	28,627	30,708
Mortgage note, bearing interest at 6.50%, due 2015	23,580	23,834
Mortgage note, bearing interest at 7.07%, due 2018	8,346	8,391
Oregon Trust Deed Notes, weighted average interest rate of 7.33%, maturing from 2021 through 2026	6,859	6,946
HUD Insured Mortgages, interest rates ranging from 5.66% to 5.85%, due 2032	3,810	3,836
Total debt	184,222	181,715
Less current maturities	(143,300)	(114,575)
Total long-term debt	$40,922	$67,140
(1) On December 31, 2012, commencing with the Third Amendment, the facility bears interest at the base rate plus 350 basis points.  At March 31, 2013 and December 31, 2012, prime was 3.25%.  Pursuant to the Third Amendment (as defined below), the debt associated with the U.S. Bank Credit Facility (as defined below) now expires September 30, 2013.

$125 Million Credit Facility

On February 18, 2011, ALC entered into the $125 million revolving credit facility with U.S. Bank National Association, as administrative agent and collateral agent (“U.S. Bank”), and certain other lenders party thereto (the “U.S. Bank Credit Facility”).  ALC’s obligations under the U.S. Bank Credit Facility are guaranteed by three ALC subsidiaries that own 42 residences with a combined net book value of $114.1 million and are secured by mortgage liens against such residences and by a lien against substantially all of the assets of ALC and those subsidiaries.    Prior to December 31, 2012, interest rates applicable to funds borrowed under the facility were based, at ALC’s option, on either a base rate essentially equal to the prime rate plus a margin or LIBOR plus a margin that varies according to a pricing grid based on a consolidated leverage test.  The First Amendment (as defined below) increased the margins on base rate and LIBOR loans to 2.00% and 3.00%, respectively, and increased the quarterly commitment fee of .375% per annum on the unused portion of the facility to 0.5%.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 18, 2012, in anticipation of the purchase agreement with Ventas Realty, ALC entered into the first amendment to the U.S. Bank Credit Facility (the “First Amendment”). The First Amendment allowed ALC to exceed the limitation of $35,000,000 of consolidated growth capital expenditures per year. The First Amendment also limits ALC consolidated growth capital expenditures to $15,000,000 for the period from May 18, 2012 through December 31, 2012.  The annual limitation is restored to $35,000,000 for the year ended December 31, 2013 and each year thereafter.  ALC paid a fee of $0.4 million for the First Amendment which is being amortized over the remaining term of the U.S. Bank Credit Facility.

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

On August 1, 2012, ALC entered into waiver and amendment No. 2 to the U.S. Bank Credit Facility which provided for the definition of Consolidated EBITDA (as defined in the U.S. Bank Credit Facility) to be amended to (i) allow a one-time charge for a lease termination and settlement fee to be added to net income to arrive at Consolidated EBITDA, (ii) require ALC to remove from the collateral pool any residence with an occupancy percentage of less than 62% for two consecutive months and replace it with a residence with an occupancy greater than 62% and (iii) limit the borrowing base to 70% of the aggregate value of the eligible collateral pool.  As of a result of this amendment, ALC added five properties comprising of 195 units to the collateral pool.

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

One such “Existing Alleged Default” that the lenders waived relates to that certain Amended and Restated Loan Agreement, dated September 30, 2010 (the “TCF Loan”), by and between ALC Three, LLC, as borrower (“TCF Borrower”), ALC, as guarantor, and TCF National Bank (“TCF”). TCF Borrower is a wholly-owned subsidiary of ALC. Due to regulatory issues, ALC or its direct or indirect wholly-owned entities voluntarily surrendered an operating license for a property that was part of the collateral under the TCF Loan, resulting in ALC’s anticipated inability to meet the EBITDA covenant under the TCF Loan for such property for the year ending December 31, 2012. Under the terms of the TCF Loan, a breach of the TCF Loan would occur at March 31, 2013 if the EBITDA covenant was not satisfied at December 31, 2012. TCF Borrower, ALC and TCF entered into a First Amendment to Amended and Restated Loan Agreement effective as of December 31, 2012, pursuant to which TCF agreed to release the affected facility from the loan collateral under the TCF Loan and ALC agreed to substitute two facilities into the loan collateral and thereby cure the potential breach of the TCF Loan.

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

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Third Amendment includes the following terms, among others:

•
The interest rate on the loan will be increased by 100 basis points from the base rate plus 2.50% to the base rate plus 3.50% and the unused commitment fee will be 0.625%. Interest and fees will be paid monthly, not quarterly.

•
ALC will provide to U.S. Bank mortgages on certain properties, which are estimated to represent in the aggregate at least $25 million in fair market value.  ALC will also provide the lenders with mortgages or deeds of trust on any properties released by Red Cap as a result of the proposed voluntary repayment of approximately $4.1 million. Such repayment to Red Cap by ALC was required to be made by December 31, 2012; however, on December 20, 2012, ALC and Red Cap entered into an agreement to defer the repayment to January 31, 2013.  On January 28, 2013, ALC and Red Cap entered into an agreement to extend the dates by which two of the mortgage loans shall be prepaid to February 28, 2013 and the earlier of the sale of the property or June 30, 2013, respectively.  On January 31, 2013, and February 28, 2013, ALC made required repayments to Red Cap.  Subsequent to repaying the mortgage loans on certain of the properties to Red Cap, on March 12, 2013 and April 8, 2013, ALC transferred such properties to an ALC subsidiary guarantor under the U.S. Bank Credit Facility and delivered new mortgages on such properties to U.S. Bank.

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

•
ALC will provide to the lenders, on or before March 31, 2013, a fully-executed agreement which provides for the repayment of all of the obligations under the U.S. Bank Credit Facility within a reasonable period of time. ALC will close the transaction contemplated by the foregoing agreement by August 15, 2013, subject to extension to September 30, 2013.  The Merger Agreement (as defined in the section entitled “Future Liquidity” below) was delivered to U. S. Bank on February 27, 2013 in satisfaction of the March 31, 2013 requirement.

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

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If the lenders were to declare a default under the U.S. Bank Credit Facility and ALC’s other borrowings subject to cross-default provisions ($23.6 million in total as of March 31, 2013), they could, among other remedies, accelerate the repayment of all existing borrowings, terminate ALC’s ability to make new borrowings and foreclose on their liens described above.  There is no assurance that ALC would be able to obtain financing to pay amounts owed under such circumstances.

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

Outstanding borrowings under the facility at March 31, 2013 and December 31, 2012 were $113.0 million and $108.0 million, respectively.  In addition, the facility provided collateral for $5.9 million and $5.0 million in outstanding letters of credit at March 31, 2013 and December 31, 2012, respectively.  At March 31, 2013 and December 31, 2012, ALC was in compliance with all applicable covenants and available borrowings under the facility were $2.1 million and $8.0 million, respectively.

Mortgage Note due 2014

The mortgage note due in 2014 (the “6.24% 2014 Note”) has a fixed interest rate of 6.24% with a 25-year principal amortization and is secured by 24 assisted living residences with a carrying value of $50.7 million.  Monthly principal and interest payments amount to approximately $0.3 million.  A balloon payment of $29.6 million is due in January 2014.  The 6.24% 2014 Note was entered into by subsidiaries of ALC and is subject to a limited guaranty by ALC. As a result of certain alleged defaults identified in correspondence from Red Mortgage Capital, LLC, as servicer of the 6.24% 2014 Note (“Red Cap”), ALC agreed on August 24, 2012 to make a voluntary repayment of approximately $4.1 million to Red Cap on or before December 31, 2012, releasing three properties from the lien securing the 6.24% 2014 Note.  On December 20, 2012, ALC and Red Cap entered into an agreement to defer the repayment to January 31, 2013.  On January 28, 2013, ALC and Red Cap entered into an agreement to extend the dates by which two of the mortgage loans shall be prepaid to February 28, 2013 and the earlier of the sale of the property or June 30, 2013, respectively.  On January 31, 2013 and February 28, 2013, ALC made required prepayments to Red Cap. Subsequent to repaying the mortgage loans on certain of the properties to Red Cap, on March 12, 2013 and April 8, 2013, ALC transferred such properties to an ALC subsidiary guarantor under the U.S. Bank Credit Facility and delivered new mortgages on such properties to U.S. Bank.

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

The amended and restated loan bears interest at a fixed rate of 6.5% per annum and is secured by a mortgage and assignment of leases with respect to two senior living residences in Iowa, three in Indiana, one in Michigan and one in Wisconsin consisting of a combined total of 392 units with a carrying value of $24.1 million.  The original $14.0 million portion of the loan is amortized over a twenty year period from June 12, 2009 and the additional $12.25 million portion of the loan is amortized over a fifteen year period from September 30, 2010.  Prepayment of the loan in excess of 10% of the principal balance in any anniversary year will require a prepayment fee of 3% in the first or second year, 2% in the third or fourth year, and 1% thereafter.  Performance and payment of obligations under the loan agreement and related note are guaranteed by ALC pursuant to the terms of a guaranty agreement.  ALC incurred $0.4 million of closing costs which are being amortized over the five year life of the loan.

In addition to customary representations, covenants and default provisions, the loan requires that the senior living residences securing the loan maintain minimum annual levels of EBITDA (earnings before interest, taxes, depreciation and amortization) and rental income.  In addition, the loan requires that ALC maintain less than a maximum consolidated leverage ratio and greater than a minimum consolidated fixed charge coverage ratio.  As of March 31, 2013 and December 31, 2012, ALC was in compliance with all applicable financial covenants.

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

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Note due 2018

The mortgage note due in 2018 (“2018 Note”) has a fixed interest rate of 7.07%, an original principal amount of $9.0 million, and a 25-year principal amortization.  It is secured by a deed of trust, assignment of rents and security agreement and fixture filing on three assisted living residences in Texas with a carrying value of $10.2 million.  Monthly principal and interest payments amount to approximately $64,200.  The 2018 Note, which has a balloon payment of $7.2 million due in July 2018 and was entered into by a wholly-owned subsidiary of ALC, is subject to a limited guaranty by ALC.

Oregon Trust Deed Notes

The Oregon trust deed notes (“Oregon Trust Deed Notes”) are secured by buildings, land, furniture and fixtures of six Oregon assisted living residences with a combined carrying value of $9.3 million.  The notes are payable in monthly installments including interest at rates ranging from 0% to 9.00%.  The effective rate on the remaining term of the Oregon Trust Deed Notes is 4.16%.

Under debt agreements relating to the Oregon Trust Deed Notes, ALC is required to comply with the terms of certain regulatory agreements until their scheduled maturity dates which range from June 2021 to March 2026.

HUD Insured Mortgages

The HUD insured mortgages (the “HUD Loans”) included three separate loan agreements entered into in 2001 between subsidiaries of ALC and the lenders.  Two of the three HUD Loans were refinanced in the third quarter of 2007.  One of the HUD loans with a principal balance of $2.8 million was repaid in the third quarter of 2011.  The two remaining HUD loans bear interest of 5.66% and 5.85% and average 5.74%.  The two remaining mortgages are each secured by a separate assisted living residence located in Texas with a combined carrying value of $4.2 million.  Prepayments may be made any time after the first two years.  The two remaining HUD Loans mature in September 2032.

Unfavorable Market Value of Debt Adjustment

ALC debt in existence at the date of the ALC Purchase was evaluated and determined, based upon prevailing market interest rates, to be undervalued.  The unfavorable market value adjustment upon acquisition was $3.2 million.  The market value adjustment reserve is amortized on an effective interest basis, as an offset to interest expense, over the term of the debt agreements.  The amount of amortization of the unfavorable market value adjustment for the three months ended March 31, 2013 and 2012 was $13,368 and $13,005, respectively.

Letters of Credit

As of March 31, 2013, ALC had $5.9 million in outstanding letters of credit, all of which are collateralized under the U.S. Bank Credit Facility. Approximately $5.8 million of the letters of credit provide security for worker’s compensation insurance and the remaining $0.1 million of letters of credit serve to secure against liens which were previously filed by contractors involving several ALC properties.  The letters of credit have maturity dates ranging from October 2013 to March 2014.

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

At March 31, 2013, we had approximately $184.2 million of outstanding debt of which $143.3 million is due within one year.   $113.0 million of amounts due within one year are owed under the U.S. Bank Credit Facility (the "US Bank Indebtedness") and $28.6 million is due under the 6.24% 2014 Note.  Our cash flow from operations in 2013 will not be sufficient to repay either the US Bank Indebtedness or the 6.24% 2014 Note.  In the first quarter of 2013, ALC incurred unpaid expenses primarily related to legal fees and transaction costs, a portion of which are due and payable prior to the closing of the Merger (as defined below).  Pursuant to the Third Amendment, ALC is required to obtain additional liquidity in the aggregate amount of $15 million ($3 million of which has already been raised), whether pursuant to sales of unencumbered assets, additional credit facilities, or otherwise, on or before July 2, 2013. With an additional capital raise or an amendment or waiver to the U.S. Bank Credit Facility, ALC believes it can meet its short term obligations; however, ALC can not provide assurance that such capital raise, amendment or waiver will be successful.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 25, 2013, ALC entered into an Agreement and Plan of Merger (the "Merger Agreement") with Aid Holdings, LLC, a Delaware limited liability company ("Aid Holdings"), and Aid Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Aid Holdings ("Aid Merger Sub"), providing for the merger of Aid Merger Sub with and into ALC (the "Merger"), with ALC surviving the Merger as a wholly-owned subsidiary of Aid Holdings (the “Surviving Corporation”).  Aid Holdings and Aid Merger Sub are affiliates of TPG Capital, L.P. (“TPG”).

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

5. LONG-TERM EQUITY-BASED COMPENSATION PROGRAM

The 2006 Omnibus Incentive Compensation Plan (the “2006 Omnibus Plan”) is administered by the Compensation/Nomination/Governance Committee of the Board of Directors (the “Committee”) and provides for grants of a variety of incentive compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, cash incentive awards and other equity-based or equity-related awards (performance awards).

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

The terms applicable to all tandem stock options/stock appreciation rights with respect to shares of ALC common stock (“Options/SARs”) that have been granted under the 2006 Omnibus Plan to date, as described below, provide that, once the options/SARs become vested, they become exercisable in one-third increments on the first, second and third anniversaries of the approval date and they expire five years from the approval date.  Once exercisable, awards may be exercised either by purchasing shares of Class A Common Stock at the exercise price or exercising the related stock appreciation right.  The Committee has sole discretion to determine whether stock appreciation rights are settled in shares of Class A Common Stock, cash or a combination of shares of Class A Common Stock and cash.

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

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On March 15, 2012, the Committee approved the 2012 Long-Term Equity-Based Compensation Program and granted awards of Options/SARs to certain key employees (including executive officers).  The aggregate maximum number of Options/SARs granted to all participants was 198,000 and the exercise price is $17.01 per share.  The Options/SARs have both time vesting and performance vesting features.  One-fifth (1/5) of each grant becomes exercisable in one-third increments on the first, second and third anniversaries of the approval date. On March 6, 2013, the Committee determined that the performance goals (related to increases in private pay resident occupancy) were not achieved in 2012, and the Options/SARs expired.

A summary of Options/SARs activity for the three month periods ended March 31, 2013 and 2012 is presented below:

	2013		2012
	# Options/ SARs	Weighted Average Exercise Price	# Options / SARs	Weighted Average Exercise Price
Outstanding at beginning of period	636,166	$15.31	564,666	$14.91
Granted	—	—	198,000	$17.01
Exercised	—	—	—	—
Expired or cancelled	(118,800)	17.01	—	—
Forfeited	—	—	—	—
Outstanding at end of period	517,366	$14.92	762,666	$15.46
Options exercisable at March 31	387,255	$14.01	298,017	$13.00
Weighted average fair value of options	$7.67		$7.60
Aggregate intrinsic value of options	$—		$0.9 million
Weighted average contractual term	2.0 years		3.5 years

If and when the Merger is consummated in accordance with the terms of the Merger Agreement (the “Effective Time”), all Options/SARs outstanding immediately prior to the Effective Time, whether or not then exercisable or vested, will be automatically cancelled and then converted, in full settlement and cancellation thereof, into a right to receive, at the Effective Time, a lump sum cash payment by the Surviving Corporation in an amount equal to (i) the excess, if any, of (a) $12.00 over (b) the exercise price per share of Class A Common Stock subject to such Option/SAR, multiplied by (ii) the number of shares of Class A Common Stock subject to such Option/SAR immediately prior to the Effective Time.

The following table summarizes nonvested options outstanding and the related weighted average grant date fair value at March 31, 2013:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	313,146	$8.24
Granted	—	—
Vested	(64,235)	9.08
Expired or cancelled	(118,800)	8.08
Forfeited		—
Nonvested at March 31, 2013	130,111	$8.87

Index

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

	March 15,	May 2,	March 2,
	2012	2011	2011
Expected life from grant date (in years)	5	5	5
Risk-free interest rate	1.11%	1.88%	2.21%
Volatility	55.52%	57.68%	58.63%
Dividend yield	2.4%	—	—
Weighted average fair value (per share)	$7.08	$8.87	$9.69

Compensation expense of $238,105 and $351,678 related to the Options/SARs was recorded in the three month periods ended March 31, 2013 and 2012, respectively.  Unrecognized compensation cost at March 31, 2013 and 2012 is approximately $0.7 million and $3.2 million, respectively, and the weighted average period over which it is expected to be recognized is three years.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three month periods ended March 31, 2013 and 2012.

	2013	2012
	(In thousands, except per share data)
Basic earnings per share calculation :
Net (loss)/income to common stockholders	$(8,212)	$5,649

Weighted average number of common shares outstanding	22,971	22,969

Basic net (loss)/income per share	$(0.36)	$0.25

Diluted earnings per share calculation :
Net (loss)/income to common stockholders	$(8,212)	$5,649

Weighted average number of common shares outstanding	22,971	22,969
Assumed conversion of Class B shares	—	219
Effect of dilutive stock options	—	70
Diluted weighted average number of common shares outstanding	22,971	23,258

Diluted net (loss)/income per share	$(0.36)	$0.24

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. SHARE REPURCHASE

On May 2, 2011, the Board of Directors authorized the repurchase of up to $15 million of shares of ALC’s outstanding Class A Common Stock.  The plan is not subject to an annual expiration date and will only expire upon completion of stock repurchases totaling $15 million or by action of the Board.  Shares may be repurchased in the open market or in privately negotiated transactions from time to time in accordance with appropriate Securities and Exchange Commission guidelines and regulations and subject to market conditions, applicable legal requirements, and other factors.  In 2013 and 2012, ALC has not repurchased any shares of its Class A Common Stock.

At March 31, 2013, $15 million remained available under the repurchase program.  Treasury stock is accounted for using the cost method.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about ALC’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by ALC to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2013
Assets
Equity investments	$247	$—	$—	$247

December 31, 2012
Assets
Equity investments	$212	$—	$—	$212

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

No derivative financial instruments were outstanding at December 31, 2012 or March 31, 2013.

For the three months ended March 31, 2013, there was no unrealized gain or loss on ALC’s available-for-sale investments.

9.  RELATED PARTY DISCLOSURE

ALC engaged Bennett Jones LLP, a Canadian law firm, to provide advisory services commencing in August 2012.  Alan Bell, a member of the Board of Directors of ALC, is a partner in this law firm. Prior to such engagement of Bennett Jones, Mr. Bell was elected Co-Vice Chairman of the Board of Directors and stepped down as a member of both the Audit Committee and the Compensation/Nominating/Governance Committee.  In 2012, ALC incurred fees of $804,000 to Bennett Jones under the terms of this engagement which was paid in January 2013.  In the three months ended March 31, 2013, ALC incurred fees of $351,000 to Bennett Jones under the terms of this engagement.  The entire amount of $351,000 was payable to Bennett Jones at March 31, 2013. ALC had no such fees in the three months ended March 31, 2012.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  THE MERGER AGREEMENT

On February 25, 2013, we entered into the Merger Agreement.  At the Effective Time, each share of Class A Common Stock issued and outstanding immediately prior to the Effective Time (other than shares owned by the Company, Aid Holdings or any direct or indirect subsidiary of either of them) will be converted automatically into the right to receive $12.00 in cash, without interest (the “Class A Per Share Merger Consideration”). Each share of Class B Common Stock issued and outstanding immediately prior to the Effective Time (other than shares owned by the Company, Aid Holdings or any direct or indirect subsidiary of either of them or stockholders who have properly exercised and perfected dissenters’ rights under Nevada law) will be converted automatically into the right to receive $12.90 in cash, without interest (as required under the Company’s amended and restated articles of incorporation based on the Class A Per Share Merger Consideration).  The Merger is expected to close in the summer of 2013, but we cannot be certain when or if the conditions to the closing of the Merger will be satisfied or, to the extent permitted, waived.

Index

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements.  Forward-looking statements are subject to risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those risks, uncertainties and assumptions described or referred to in Item 1A – Risk Factors in Part I of ALC’s Annual Report on Form 10-K for the year ended December 31, 2012, and in Part II, Item 5 – Other Information – Forward-Looking Statements and Cautionary Factors in this report.

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

As a result of these measures, compared to the first quarter of 2012, these measures resulted in approximately $6.0 million of additional salaries, wages and benefits, $0.2 million in additional food and kitchen related expenses and $0.1 million of consulting expenses during the first quarter of 2013. We believe they are necessary to accomplish our longer term goals of improving occupancy and profitability. In the first quarter of 2013, we believe those quality improvement measures significantly contributed to an increase in average occupancy of 70 units as compared to the fourth quarter of 2012.

Average private pay occupancy in the quarter ended March 31, 2013 decreased by 17 units as compared to the quarter ended March 31, 2012. Beginning in the third quarter of 2012, we began more aggressive room and board promotional discounts resulting in lower average private pay rate per unit growth than prior years.  In the first quarter of 2013 as compared to the first quarter of 2012, rates declined by 5.5%.  We believe our success in attracting and maintaining private pay residents may continue to be affected by the current poor general economic conditions.  Continuing poor general economic conditions, especially those related to high unemployment levels and poor housing markets, affect private pay occupancy and rate because:

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

Index

We review our rates on an annual basis or as market conditions dictate.  As a result of recent changes and a review of our occupancy, we did not increase our rates on January 1, 2013 as done in prior years.  We increased rates in selective markets beginning in April, 2013 but expect overall private pay rates to decline in 2013.

Average occupancy as a percentage of total available units for all residences in the quarter ended March 31, 2013 and 2012, were  61.5%, and 61.2%, respectively.

From time to time, we may increase or reduce the number of units we actively operate, which may affect reported occupancy and occupancy percentages.

The Merger Agreement

On November 2, 2012, ALC announced that a Special Committee of the Board of Directors would continue its strategic review process to explore corporate alternatives with a view to enhancing shareholder value.

On February 25, 2013, we entered into the Merger Agreement.  At the Effective Time, each share of Class A Common Stock issued and outstanding immediately prior to the Effective Time (other than shares owned by the Company, Aid Holdings or any direct or indirect subsidiary of either of them) will be converted automatically into the right to receive the Class A Per Share Merger Consideration. Each share of Class B Common Stock issued and outstanding immediately prior to the Effective Time (other than shares owned by the Company, Aid Holdings or any direct or indirect subsidiary of either of them or stockholders who have properly exercised and perfected dissenters’ rights under Nevada law) will be converted automatically into the right to receive $12.90 in cash, without interest (as required under the Company’s amended and restated articles of incorporation based on the Class A Per Share Merger Consideration).

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

Index

Business Strategies

We plan to grow our revenue and operating income by:

•	increasing our private pay occupancy;

•	increasing the attractiveness and operating results of our portfolio by refurbishing and repositioning residences; and

•	adding or reducing the number of units available in our portfolio by acquiring, expanding upon or divesting assets.

Under the Merger Agreement the Company has operational and financial restrictions and is obligated to operate its business in the ordinary course.  Accordingly, our business strategy is subject to the Merger Agreement.

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

In the first quarter of 2012 we closed one property consisting of 56 units in Washington and in the second quarter of 2012 we closed an additional property consisting of 39 units in Idaho which was subsequently reopened in the first quarter of 2013.  We also opened an addition of 23 units on a property in Indiana in the fourth quarter of 2012. We believe the temporarily closed residences are located in markets with strong growth potential but require some updating and repositioning in the market. We do not anticipate undertaking renovation projects in those communities prior to the consummation of the proposed merger.  Once underway, refurbishments are expected to take three to nine months to complete. Following refurbishment, we expect these projects will take more than twelve additional months to stabilize occupancy. We spent approximately $200,000 to $400,000 on each of our reopened refurbishment projects and expect the cost of other refurbishments to be in that range. We own 81.9% of our residences which provides us with significant flexibility to make such refurbishments.

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

In February 2013, ALC sold a 35 unit residence in Idaho with a net book value of $1.3 million for net proceeds of $3.1 million resulting in a gain of $1.8 million. The residence had been closed since January 2011.

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

▪	Consolidated Results of Operations: This section provides an analysis of our results of operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

▪	Liquidity and Capital Resources: This section provides a discussion of our liquidity and capital resources as of March 31, 2013 and our expected future cash needs.

▪
Critical Accounting Policies: This section discusses accounting policies which we consider to be critical to obtain an understanding of our consolidated financial statements because their application on the part of management requires significant judgment and reliance on estimations of matters that are inherently uncertain.

In addition to our core business, ALC holds a share investment in MedX Health Corp., a Canadian publicly traded corporation and cash or other investments held by Pearson Insurance Company Ltd. (“Pearson”), our wholly-owned consolidated Bermuda based captive insurance company formed primarily to provide self-insured general and professional liability coverage.

Business Overview

Revenues

We generate substantially all of our revenue from private pay sources. Residents are charged an accommodation fee that is based on the type of accommodation they occupy and a service fee that is based upon their assessed level of care.  We generally offer studio, one-bedroom and two-bedroom accommodations. The accommodation fee is based on prevailing market rates of similar senior living accommodations. The service fee is based upon periodic assessments, which include input of the resident and the resident’s physician and family and establish the additional hours of care and service provided to the resident. We offer various levels of care for our residents who require less or more frequent and intensive care or supervision.  For the three month periods ended March 31, 2013 and 2012, approximately 74% and 76%, respectively, of our private pay revenue was derived from accommodation fees with the balance derived from service fees. Both the accommodation and level of care service fees are charged on a per day basis, pursuant to residency agreements.

Residence Operations Expenses

For all continuing residences, as defined below, residence operations expense percentages consisted of the following:

	As of March 31,
	2013	2012
Wage and benefit costs	65%	58%
Property related costs	22	25
Other operating costs	13	17
Total	100%	100%

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

In addition, when material, we assess key performance indicators for residences that we operate in all reported periods, or “same residence” operations. Same residence operations includes those residences that have been available for occupancy for the entire reporting period. For the three month period ended March 31, 2013, residences which are not considered “same residence” include the addition consisting of 23 units which opened November 1, 2012, two residences that were temporarily closed subsequent to March 31, 2012, and one refurbished residence that reopened in the first quarter of 2013. The number of units, occupancy or payer mix associated with these residences were not materially different from data included in all continuing residences; therefore, same residence information has been omitted from our discussion of key performance indicators.

Index

ADC

All Continuing Residences

The following table sets forth our average daily census (“ADC”) for the three month periods ended March 31, 2013 and 2012 for both private pay and Medicaid residents for all of the continuing residences whose results are reflected in our condensed consolidated financial statements.

Average Daily Census
	2013	2012
Total ADC	5,452	5,482

During the first quarter of 2013, total ADC decreased 0.5% from the first quarter of 2012.

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

Because of the impact that developmental units have on occupancy rates, when material, we split occupancy information between mature and developmental units.  In general, developmental units are defined as the additional units in a residence that has undergone an expansion or in a new residence that has opened.  New units identified as developmental are classified as such for a period of no longer than twelve months after completion of construction.  The 23 expansion units that opened subsequent to January 1, 2012 constitute the developmental units at March 31, 2013.  All units that are not developmental are considered mature units. The number of units, occupancy or payer mix associated with the residences considered to be developmental and not mature are immaterial; therefore, mature versus development information has been omitted from our discussion of key performance indicators.

All Continuing Residences

The following table sets forth our occupancy percentages for the three month periods ended March 31, 2013 and 2012 for all continuing residences whose results are reflected in our condensed consolidated financial statements:

Occupancy Percentage
	2013	2012
All continuing residences	61.5%	61.2%

Occupancy percentages for all continuing residences increased from 61.2% in the 2012 period to 61.5% in the 2013 period. The increase in our occupancy percentage for the three months ended March 31, 2013 was primarily due to increased rate concessions offered in the second half of 2012 and the first quarter of 2013.

Index

Average Revenue Rate

All Continuing Residences

The following table sets forth our average daily revenue rates for the three month periods ended March 31, 2013 and 2012 for all continuing residences whose results are reflected in our condensed consolidated financial statements.

Average Daily Revenue Rate
	2013	2012
Average daily revenue rate	$111.70	$118.23

The average daily revenue rate decreased by 5.5% for the three month period ended March 31, 2013 compared to the comparable period in 2012.  The average daily revenue rate decreased primarily as a result of increased discounting for room and board.

Number of Residences Under Operation

The following table sets forth the number of residences under operation as of March 31:

	2013	2012
Owned(1)	172	161
Under operating leases	38	50
Total under operation	210	211

Percent of residences:
Owned	81.9%	76.3%
Under operating leases	18.1	23.7
	100.0%	100.0%

(1) Includes ten residences temporarily closed for refurbishment in 2013 and nine in 2012

Index

ADJUSTED EBITDA and ADJUSTED EBITDAR

The following table sets forth a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDAR for the quarters ended March 31:

	2013	2012
	(In thousands)
Net (loss)/income	$(8,212)	$5,649
Provision for income taxes	(3,465)	3,311
(Loss)/income from continuing operations before income taxes	(11,677)	8,960
Add:
Depreciation and amortization	7,485	5,769
Interest expense, net	3,874	1,587
Non-cash equity based compensation	238	352
Net (gain)/loss on sale/disposal of fixed assets	(1,768)	28
Transaction costs	3,757	—
Adjusted EBITDA	1,909	16,696
Add: Residence lease expense	2,769	4,543
Adjusted EBITDAR	$4,678	$21,239

The following table sets forth the calculations of Adjusted EBITDA and Adjusted EBITDAR percentages for the quarters ended March 31:

	2013	2012
	($ In thousands)
Revenues	$54,807	$58,978
Adjusted EBITDA	$1,909	$16,696
Adjusted EBITDAR	$4,678	$21,239
Adjusted EBITDA as percent of total revenue	3.5%	28.3%
Adjusted EBITDAR as percent of total revenue	8.5%	36.0%

Both Adjusted EBITDAR and Adjusted EBITDA decreased in the first quarter of 2013 primarily due to an increase in residence operations expenses ($8.4 million) (this excludes gains and losses on the sale and disposals of fixed assets), a decrease in revenues discussed below ($4.2 million) and an increase in general and administrative expense ($3.9 million) (this excludes non-equity based compensation).  The Adjusted EBITDA decrease was partially offset by a decrease in residence lease expense ($1.8 million).

See “— Business Overview — Key Performance Indicators — Adjusted EBITDA and Adjusted EBITDAR” above for a discussion of our use of Adjusted EBITDA and Adjusted EBITDAR and a description of the limitations of such use.

Index

Consolidated Results of Operations

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

The following table sets forth details of our revenues and income as a percentage of total revenues for the three month periods ended March 31:

	2013	2012
Revenues	100.0%	100.0%
Residence operations (exclusive of depreciation and amortization and residence lease expense shown below)	77.9	58.1
General and administrative	14.0	6.5
Residence lease expense	5.0	7.7
Depreciation and amortization	13.7	9.8
Transaction costs	6.9	—
(Loss)/income from operations	(17.5)	17.9
Interest expense, net	(7.0)	(2.7)
Gain/(loss) on sale of property	3.2	—
Income tax benefit/(expense)	6.3	(5.6)
Net (loss)/income	(15.0)%	9.6%

Revenues

Revenues in the first quarter of 2013 decreased from the first quarter of 2012 primarily due to a decline in rates ($3.3 million) one less billing day ($0.6 million) and lower occupancy ($0.3 million).  Overall rates decreased in the first quarter of 2013 by an average of 5.5%.

Residence Operations (exclusive of depreciation and amortization and residence lease expense shown below)

Residence operations expense increased $8.4 million, or 24.5%, to $42.7 million in the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012.  Residence operations expenses increased $6.6 million from higher salaries and benefits, $0.6 million from higher professional fees, $0.5 million from higher maintenance expenses, $0.2 million from higher kitchen and nutrition costs, and $0.2 million from higher insurance expenses, and $0.3 million in other administrative expenses. Staffing needs in the first quarter of 2013 as compared to the first quarter of 2012 increased primarily because of our quality initiatives to increase the quality of care we provide to our residents.

General and Administrative

General and administrative costs increased $3.8 million, or 99.5% to $7.7 million when compared to the three month period ended March 31, 2012. General and administrative expenses increased $3.7 million due to increased professional fees associated with ongoing litigation issues and $0.2 million due to increased travel expense. The increases were offset by a $0.1 million decrease in other administrative expenses.

Residence Lease Expense

Residence lease expense for the three month period ended March 31, 2013 decreased $1.8 million, or 39.1%, to $2.8 million from the three month period ended March 31, 2012.  The decrease in residence lease expense is due to the purchase of 12 previously leased properties in June 2012.

Depreciation and Amortization

Depreciation and amortization increased $1.7 million, or 29.7%, to $7.5 million in the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012.  The increase is the result of an increase in leasehold improvement depreciation of $0.8 million, an increase in building depreciation of $0.5 million, an increase in building equipment depreciation of $0.3 million, and an increase of building improvement depreciation of $0.1 million. Leasehold improvement depreciation increased $0.9 million due to a reduction in the useful life of those assets and decreased $0.1 million due to ALC purchasing 12 properties which were previously leased.

Index

Transaction Costs

ALC incurred $3.8 million of transaction costs related to the Merger Agreement which was announced February 25, 2013 for the three month period ended March 31, 2013. No such expense occurred in the three month period ended March 31, 2012.

Income from Operations

Loss from operations for the three month period ended March 31, 2013 was $9.6 million compared to income from operations of  $10.5 million for the three month period ended March 31, 2012 due to the reasons described above.

Interest Income

Interest income was relatively unchanged in the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012.

Interest Expense

Interest expense increased $2.3 million to $3.9 million in the three month period ended March 31, 2013, compared to the three month period ended March 31, 2012.  Interest on debt (including amortization on financing fees) increased by $1.8 million due to a $103.7 million increase in the average outstanding balance of our line of credit, a 4.25% higher interest rate on our line of credit and $0.5 million associated with the increased amortization of financing fees.

Gain on sale of property

The gain on the sale of property of $1.8 million is related to the sale of one of our facilities in Idaho in the three months ended March 31, 2013. No such sale took place in the three months ended March 31, 2012.

Income before Income Taxes

Loss before income taxes for the three month period ended March 31, 2013 was $11.7 million compared to income before income taxes of $9.0 million for the three month period ended March 31, 2012 due to the reasons described above.

Income Tax Expense

Income tax benefit for the three month period ended March 31, 2013, was $3.5 million compared to income tax expense of $3.3 million for the three month period ended March 31, 2012.  Our effective tax rates were (29.7)% and 37.0% for the three month periods ended March 31, 2013, and 2012, respectively.  Our effective rate in the three month period ended March 31, 2013 was unfavorably impacted by non-deductible transaction costs which are capitalized for tax purposes. Excluding these charges the effective tax rate would have been (37.0%).

Net Loss/Income

Net loss for the three month period ended March 31, 2013, was $8.2 million compared to net income of $5.6 million for the three month period ended March 31, 2012, due to the reasons described above.

Index

Liquidity and Capital Resources

Sources and Uses of Cash

 ALC had cash and cash equivalents of $6.8 million and $2.7 million at March 31, 2013, and December 31, 2012.  The table below sets forth a summary of the significant sources and uses of cash for the three month periods ended March 31:

	2013	2012
	(In thousands)
Cash (used in)/ provided by operating activities	$(6,480)	$11,836
Cash provided by/(used in) investing activities	925	(4,777)
Cash provided by/(used in) financing activities	2,214	(7,032)
(Decrease)/increase in cash and cash equivalents	$(3,341)	$27

Cash used in operating activities was $6.5 million in the three month period ended March 31, 2013, compared to cash provided by operations of $11.8 million in the three month period ended March 31, 2012.

Our working capital decreased $26.1 million in the three month period ended March 31, 2013, compared to December 31, 2012.  Working capital decreased primarily because current maturities of long-term debt increased $28.7 million, an increase in accrued liabilities of $4.0 million, and a decrease in cash of $3.3 million. These increases in working capital were partially offset by an increase in income taxes receivable of $3.1 million, a decrease in deferred revenue $2.9 million, a decrease in accounts payable of $1.9 million, an increase in supplies, prepaid expenses and other current assets of $2.0 million.

It is not unusual for us to operate in the position of a working capital deficit because our revenues are collected more quickly, often in advance, than our obligations are required to be paid.  This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or used to pay off longer term liabilities.  As discussed below, we have a line of credit in place to provide cash needed to satisfy our current obligations.  Because our borrowings under the U.S. Bank Credit Facility and the 6.24% 2014 Note are due within the current year, these debt instruments are classified as a current liability in our consolidated financial statements.

Property and equipment decreased $6.9 million in the three months ended March 31, 2013, compared to December 31, 2012.  Property and equipment decreased $7.5 million from depreciation expense and $1.3 million from the sale of property in Idaho, partially offset by $1.9 million from capital expenditures.

Total debt, including both current and long-term, was $184.2 million as of March 31, 2013, an increase of $2.5 million from $181.7 million at December 31, 2012.  The increase in debt was due to borrowings on revolving debt of $5.0 million partially offset by repayments on mortgage debt of $2.5 million.

Cash provided by investing activities was $0.9 million for the three months ended March 31, 2013, compared to cash used in investing activities of $4.8 million in the three months ended March 31, 2012. Investment activities in the three months ended March 31, 2013, included proceeds on the sale of property and equipment of $3.1 million, partially offset by payments of property and equipment of $2.2 million. Investment activities in the three months ended March 31, 2012, consisted primarily of $4.5 million for purchases of property and equipment, and $0.3 million for the expansion program.

Cash provided by financing activities was $2.2 million for the three months ended March 31, 2013, compared to cash used in financing activities of $7.0 million in the three months ended March 31, 2012.  Financing activities in the three months ended March 31, 2013, included $5.0 million of borrowings on revolving debt, partially offset by $2.5 million for the repayment of other mortgage debt and $0.2 million of payments for financing costs.  Financing activities in the three months ended March 31, 2012, included $21.1 million for the repayment of revolving debt, $2.3 million for the payment of dividends and $0.6 million for the repayment of other mortgage debt, partially offset by $17.0 million of proceeds from new borrowings on the revolving credit facility.

Index

$125 Million Credit Facility

On February 18, 2011, ALC entered into the U.S. Bank Credit Facility.  ALC’s obligations under the U.S. Bank Credit Facility are guaranteed by three ALC subsidiaries that own 42 residences with a combined net book value of $114.1 million and are secured by mortgage liens against such residences and by a lien against substantially all of the assets of ALC and those subsidiaries.    Prior to December 31, 2012, interest rates applicable to funds borrowed under the facility were based, at ALC’s option, on either a base rate essentially equal to the prime rate plus a margin or LIBOR plus a margin that varies according to a pricing grid based on a consolidated leverage test.  The First Amendment  (as defined below) increased the margins on base rate and LIBOR loans to 2.00% and 3.00%, respectively, and increased the quarterly commitment fee of .375% per annum on the unused portion of the facility to 0.5%.

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

Outstanding borrowings under the facility at March 31, 2013 and 2012 were $113.0 million and $7.9 million, respectively.  In addition, the facility provided collateral for $5.9 million and $6.1 million in outstanding letters of credit at March 31, 2013 and 2011, respectively.  At March 31, 2013 and 2012, ALC was in compliance with all applicable covenants and available borrowings under the facility were $2.1 million and $111.0 million, respectively.

We may not have been in compliance with certain covenants under our U.S. Bank Credit Facility as of December 31, 2012 if we had not entered into the Third Amendment.  ALC continues to be current with all principal and interest payments due on all its outstanding indebtedness and, although no assurances can be given, management believes that ALC will be able to consummate the transactions contemplated by the Merger Agreement within the timeframe described above as required by the Third Amendment.  However, because our borrowings under the U.S. Bank Credit Facility are due within the current year pursuant to the Third Amendment, the $113.0 million outstanding under the U.S. Bank Credit Facility was classified as a current liability in our consolidated financial statements.

Index

Mortgage Note due 2014

The mortgage note due in 2014 (the “6.24% 2014 Note”) has a fixed interest rate of 6.24% with a 25-year principal amortization and is secured by 24 assisted living residences with a carrying value of $50.7 million.  Monthly principal and interest payments amount to approximately $0.3 million. A balloon payment of $29.6 million is due in January 2014.  The 6.24% 2014 Note was entered into by subsidiaries of ALC and is subject to a limited guaranty by ALC.

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

As a result of certain alleged defaults identified in correspondence from Red Cap, as servicer of the 6.24% 2014 Note, ALC agreed on August 24, 2012 to make a voluntary repayment of approximately $4.1 million to Red Cap on or before December 31, 2012, releasing three properties from the lien securing the 6.24% 2014 Note.  On December 20, 2012, ALC and Red Cap entered into an agreement to defer the repayment to January 31, 2013.  On January 28, 2013, ALC and Red Cap entered into an agreement to extend the dates by which two of the mortgage loans shall be prepaid to February 28, 2013, and  the earlier of the sale of the property or June 30, 2013, respectively.  On January 31, 2013, and February 28, 2013, ALC made required prepayments to Red Cap.  Subsequent to repaying the mortgage loans on certain of the properties to Red Cap, on March 12, 2013 and April 8, 2013, ALC transferred such properties to an ALC subsidiary guarantor under the U.S. Bank Credit Facility and delivered new mortgages on such properties to U.S. Bank.

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

Index

The amended and restated loan bears interest at a fixed rate of 6.5% per annum and is secured by a mortgage and assignment of leases with respect to two senior living residences in Iowa, three in Indiana, one in Michigan, and one in Wisconsin consisting of a combined total of 392 units with a carrying value of $24.1 million.  The original $14.0 million portion of the loan is amortized over a twenty year period from June 12, 2009 and the additional $12.25 million portion of the loan is amortized over a fifteen year period from September 30, 2010.  Prepayment of the loan in excess of 10% of the principal balance in any anniversary year will require a prepayment fee of 3% in the first or second year, 2% in the third or fourth year, and 1% thereafter.  Performance and payment of obligations under the Loan Agreement and related note are guaranteed by ALC pursuant to the terms of a guaranty agreement.  ALC incurred $0.4 million of closing costs which are being amortized over the five year life of the loan.

In addition to customary representations, covenants and default provisions, the loan requires that the senior living residences securing the loan maintain minimum annual levels of EBITDA (earnings before interest, taxes, depreciation and amortization) and rental income.  In addition, the loan requires that ALC maintain less than a maximum consolidated leverage ratio and greater than a minimum consolidated fixed charge coverage ratio.  As of March 31 2013 and 2012, ALC was in compliance with all applicable financial covenants.

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

Mortgage Note due 2018

The mortgage note due in 2018 (“2018 Note”) has a fixed interest rate of 7.07%, an original principal amount of $9.0 million, and a 25-year principal amortization.  It is secured by a deed of trust, assignment of rents and security agreement and fixture filing on three assisted living residences in Texas with a carrying value of $10.2 million.  Monthly principal and interest payments amount to approximately $64,200.  The 2018 Note has a balloon payment of $7.2 million due in July 2018 and was entered into by a wholly-owned subsidiary of ALC and is subject to a limited guaranty by ALC.

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

Index

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

Oregon Trust Deed Notes

The Oregon trust deed notes (“Oregon Trust Deed Notes”) are secured by buildings, land, furniture and fixtures of six Oregon assisted living residences with a combined carrying value of $9.3 million.  ALC repaid a $0.5 million note in 2011 with a stated interest rate of 8.75%. The remaining notes are payable in monthly installments including interest at rates ranging from 0% to 9.00%.  The effective rate on the remaining term of the Oregon Trust Deed Notes is 4.16%.

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

Index

▪	Failure to perform covenants or obligations; and

▪	Certain changes in ownership or control, or transfers of interest in properties without prior consent.

HUD Insured Mortgages

The HUD insured mortgages (the “HUD Loans”) included three separate loan agreements entered into in 2001 between subsidiaries of ALC and the lenders.  Two of the three HUD Loans were refinanced in the third quarter of 2007.  One of the HUD loans with a principal balance of $2.8 million was repaid in the third quarter of 2011 which resulted in the $0.2 million reversal of a purchase accounting reserve.  The two remaining HUD Loans bear interest of 5.66% to 5.85% and average 5.74%.  The mortgages are each secured by a separate assisted living residence located in Texas with a combined carrying value of $4.2 million.  Prepayments may be made any time after the first two years.  The two remaining HUD loans mature in September 2032.

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

Debt Instruments

There were no material changes in our debt obligations from December 31, 2012, to March 31, 2013, except for the repayment of $1.8 million of the 6.24% 2014 Note and, ALC was in compliance with all applicable financial covenants in its debt agreements.

Principal Repayment Schedule

There were no material changes in our monthly debt service payments from December 31, 2012, to March 31, 2013, except for the monthly impact of the repayment of $1.8 million of the 6.24% 2014 Note and, ALC was in compliance with all applicable financial covenants in its debt agreements.

Letters of Credit

As of March 31, 2013, ALC had $5.9 million in outstanding letters of credit, all of which are collateralized under the U.S. Bank Credit Facility. Approximately $5.8 million of the letters of credit provide security for worker’s compensation insurance and the remaining $0.1 million of letters of credit serve to secure against liens which were previously filed by contractors involving several ALC properties.  The letters of credit have maturity dates ranging from October 2013 to March 2014.

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

Index

Restricted Cash

As of March 31, 2013, restricted cash consisted of $0.3 million of cash deposits as security for Oregon Trust Deed Notes.

Off Balance Sheet Arrangements

ALC has no off balance sheet arrangements.

Cash Management

As of March 31, 2013, we held unrestricted cash and cash equivalents of $6.8 million.  We forecast cash flows on a regular monthly basis to determine the investment periods, if any, of certificates of deposit and we monitor daily incoming and outgoing expenditures to ensure available cash is invested on a daily basis when warranted.  As of March 31, 2013, approximately $0.6 million of our cash balances were held by Pearson to provide for potential insurance claims.

Future Liquidity and Capital Resources

The Company is a party to the U.S. Bank Credit Facility among the Company, the lenders party thereto (collectively, the "Lenders"), and U.S. Bank, in its separate capacities as administrative agent and collateral agent for the Lenders, as Swingline Lender, and L/C Issuer.

At March 31, 2013, we had approximately $184.2 million of outstanding debt of which $143.3 million is due within one year.   $113.0 million of amounts due within one year are owed under the U.S. Bank Credit Facility (the "US Bank Indebtedness") and $28.6 million is due under the 6.24% 2014 Note.  Our cash flow from operations in 2013 will not be sufficient to repay either the US Bank Indebtedness or the 6.24% 2014 Note.  In the first quarter of 2013, ALC incurred unpaid expenses primarily related to legal fees and transaction costs, a portion of which are due and payable prior to the closing of the Merger (as defined below).  Pursuant to the Third Amendment, ALC is required to obtain additional liquidity in the aggregate amount of $15 million ($3 million of which has already been raised), whether pursuant to sales of unencumbered assets, additional credit facilities, or otherwise, on or before July 2, 2013. With an additional capital raise or an amendment or waiver to the U.S. Bank Credit Facility, ALC believes it can meet its short term obligations; however, ALC can not provide assurance that such capital raise, amendment or waiver will be successful.

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

The delivery of the Merger Agreement was one of various alternatives available to the Company to arrange for the timely payment of the US Bank Indebtedness and the 6.24% 2014 Note.  Subject to the completion of the Merger, alternatives that are still available to the Company include the refinancing of the US Bank Indebtedness, the sales of assets, a private placement of securities, or one or more combinations of the foregoing.  The Company has received various unsolicited inquiries from institutional investors inquiring as to the Company's interest in selling assets or completing a financing on a private placement basis.  The Company does not believe that asset sales would be required to effect such a refinancing; however, the combination of asset sales and refinancing may result in more favorable debt financing terms. We estimate the value of the 1,883 resident units pledged as collateral to the Lenders for the $121 million maximum principal amount of the US Bank Indebtedness is in excess of $252 million.  Our estimates are based upon our knowledge of the property and recent appraisals.  In addition, at March 31, 2013, the Company had significant value in 89 unencumbered facilities, 22 of which had occupancy in excess of 70% and 7 of which are closed.  Management estimates the 22 properties with occupancy in excess of 70% would appraise in excess of $119 million.

Share Repurchase

No shares of our Class A Common Stock were repurchased during the quarter ended March 31, 2013. At March 31, 2013, $15 million remained available under our repurchase program.

Dividends

No dividends were declared or paid during the quarter ended March 31, 2013.  The declaration and payment of future dividends will be at the discretion of our Board of Directors and will depend on a number of factors including our financial condition, operating results, current and anticipated cash needs, plans for expansion, contractual restrictions with respect to the payment of dividends and other factors deemed relevant by the Board of Directors.

Index

Accrual for Self-Insured Liabilities

At March 31, 2013, we had an accrued liability for settlement of self-insured liabilities of $2.3 million in respect of general and professional liability claims.  Claim payments for the three months ended March 31, 2013 and 2012 were $0.6 million and $0.1 million, respectively.  The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported.  We estimate that $0.5 million of the total $2.3 million liability will be paid in the next twelve months.  The timing of payments is not directly within our control, and, therefore, estimates are subject to change.  Provisions for general and professional liability insurance are determined using annual independent actuarial valuations.  We believe we have provided sufficient provisions for general and professional liability claims as of March 31, 2013.

At March 31, 2013, we had an accrual for workers’ compensation claims of $3.6 million.  Claim payments were $0.3 million for both of the three month period ended March 31, 2013 and 2012.  The timing of payments is not directly within our control, and, therefore, estimates are subject to change.  Provisions for workers compensation insurance are determined using annual independent actuarial valuations.  We believe we have provided sufficient provisions for workers’ compensation claims as of March 31, 2013.

At March 31, 2013, we had an accrual for medical insurance claims of $0.7 million.  The accrual is an estimate based on the historical claims per participant incurred over the historical lag time between date of service and payment by our third party administrator.  The timing of payments is not directly within our control, and, therefore, estimates are subject to change.  We believe we have provided sufficient provisions for medical insurance claims as of March 31, 2013.

Unfunded Deferred Compensation Plan

At March 31, 2013, we had an accrual of $3.5 million for our unfunded deferred compensation plan.  We implemented an unfunded deferred compensation plan in 2005 which is offered to company employees who are defined as highly compensated by the Internal Revenue Code.  Participants may defer up to 10% of their base salary.

Contractual Obligations

At March 31, 2013, there were no material changes in our contractual obligations outside of the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in conformity with GAAP.  For a full discussion of our accounting policies as required by GAAP, refer to our Annual Report on Form 10-K for the year ended December 31, 2012.  We consider certain accounting policies to be critical to an understanding of our condensed consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Disclosures

At March 31, 2013, our long-term debt, including the current portion, consisted of fixed-rate debt of $71.1 million, exclusive of a $0.2 million purchase accounting market value adjustment and variable rate debt of $113.0 million.  At December 31, 2012, our long-term debt, including the current portion, consisted of fixed-rate debt of $73.6 million, exclusive of a $0.1 million purchase accounting market value adjustment and variable rate debt of $108.0 million.

Our earnings are affected by changes in interest rates as a result of our borrowings on our U.S. Bank Credit Facility.  At March 31, 2013, we had $113.0 million of variable rate borrowings based on the prime interest rate plus a premium.  As of March 31, 2013, the premium was 350 basis points in excess of the base rate.  For every 1% change in the prime interest rate, our interest expense will change by approximately $1,130,000 annually.  This analysis does not consider changes in the actual level of borrowings or repayments that may occur subsequent to March 31, 2013.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

Index

In order to reduce risk related to our variable rate debt, from time to time we may enter into interest rate swap contracts or other interest rate protection agreements.  ALC had no interest rate swap contracts outstanding as of March, 31 2012 or 2013.

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

We enter into contracts for the purchase of electricity and natural gas for use in certain of our operations in order to reduce the variability of energy costs.  The deregulation of energy markets in selected areas of the country, the availability of products offered through energy brokers and providers, and our relatively stable demand for energy make it possible for us to enter longer term contracts to obtain more stable pricing.  It is ALC’s intent to enter into contracts solely for its own use.  Further, it is fully anticipated that ALC will make use of all of the energy contracted.  Expiration dates on our current energy contracts range from April 2013 to March 2014.  FASB guidance requires ALC to evaluate these contracts to determine whether the contracts are derivatives.  Certain contracts that meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales.  Normal purchases are contracts that provide for the purchase of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases and sales are documented and exempted from derivative accounting and reporting requirements.  ALC has evaluated these energy contracts and determined they meet the normal purchases and sales exception and therefore are exempted from derivative accounting and reporting requirements.

Quantitative Disclosures

There were no material changes in the principal or notional amounts and related weighted average interest rates by year of maturity for our fixed rate debt obligations since December 31, 2012.

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

In addition, we are involved in the following legal matters:

On May 29, 2012, the Board of Directors terminated Ms. Laurie Bebo’s employment as President and CEO for cause.  On June 29, 2012, Ms. Bebo initiated an arbitration proceeding against ALC disputing the existence of cause for her termination and alleging that she is entitled to more than $2.4 million in severance pay and other termination benefits because her termination was without cause.  That arbitration is being administered by the American Arbitration Association.  ALC has responded to Ms. Bebo’s claim in arbitration, denying the material allegations of Ms. Bebo’s demand.  In addition, ALC learned, on or around October 15, 2012, that on July 26, 2012, Ms. Bebo filed a purported Sarbanes-Oxley whistleblower complaint with the Occupational Safety and Health Administration of the U.S. Department of Labor (“OSHA”).  Ms. Bebo’s whistleblower complaint alleges that her termination was in retaliation for her purported suggestion that ALC disclose that the reason for the delay in its earnings report and earnings call, announced on May 3, 2012, was the litigation filed against ALC by Ventas Realty on April 26, 2012 (which litigation was dismissed with prejudice as part of a transactional resolution with Ventas Realty in June 2012).  In response, ALC asserted that Ms. Bebo’s whistleblower complaint is legally and factually without merit and sought dismissal of the complaint.  On April 16, 2013, the Secretary of Labor, acting through the OSHA Region V Regional Administrator, issued Secretary’s Findings dismissing Ms. Bebo’s whistleblower complaint.  Ms. Bebo has 30 days from the date of the Secretary’s ruling to file objections and request a hearing before an Administrative Law Judge.  ALC will continue to vigorously defend against Ms. Bebo’s arbitration demand and the whistleblower complaint.  ALC determined not to file a counterclaim in the arbitration, but retains the ability to file claims against Ms. Bebo, including for matters relating to her conduct and performance in her capacity as CEO of ALC.

On June 29, 2012, a lawsuit captioned Laurie Bebo v. Assisted Living Concepts, Inc. was filed in Waukesha County Circuit Court, State of Wisconsin.  The lawsuit seeks an order requiring ALC to produce certain company records previously requested by Ms. Bebo as a director of ALC and a judgment requiring ALC to indemnify Ms. Bebo for all expenses incurred in connection with ALC’s internal investigation relating to the Ventas lease as well as to advance Ms. Bebo all expenses incurred by her in connection with the investigation.  On October 19, 2012, the court granted ALC’s motion to dismiss Ms. Bebo’s claim for access to company records and allowed the claims for indemnification.  On December 5, 2012, Ms. Bebo filed an amended complaint in this action. Pursuant to the amended complaint, Ms. Bebo seeks a judgment against ALC for indemnification and advancement of all expenses incurred by Ms. Bebo in connection with ALC’s internal investigation.  On December 21, 2012, ALC filed an answer to Ms. Bebo’s amended complaint denying Ms. Bebo’s claims in their entirety.  On April 8, 2013, Ms. Bebo filed a motion for leave to file a second amended complaint in this action.  The proposed second amended complaint contains a new claim seeking a judgment against ALC for indemnification and advancement of expenses related to three lawsuits filed against Ms. Bebo-Lifson v. Assisted Living Concepts, Inc. and Laurie A. Bebo, No. 12-CV-884, filed in the United States District Court for the Eastern District of Wisconsin, Passaro v. Laurie A. Bebo, et al., No 12-CV-010106, filed in the Circuit Court of Milwaukee County, State of Wisconsin, and Somers v. Bebo, et al., No A-12-674054-C, filed in the Eighth Judicial District Court for Clark County, Nevada. ALC stipulated to the filing of the second amended complaint, and the parties have agreed that ALC will respond to such complaint by May 10, 2013. ALC will continue to vigorously defend against Ms. Bebo’s claims.

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

On August 29, 2012, a putative securities class action lawsuit was filed against ALC and Ms. Bebo on behalf of individuals and entities who allegedly purchased or otherwise acquired ALC’s Class A Common Stock between March 12, 2011 and August 6, 2012.  The complaint, captioned Robert E. Lifson, Individually and On Behalf of All Others Similarly Situated, v. Assisted Living Concepts, Inc. and Laurie A. Bebo, 12-CV-884, was filed in the United States District Court for the Eastern District of Wisconsin.  On November 14, 2012, the court approved the Pension Trust for Operating Engineers as lead plaintiff in the action and also appointed lead counsel for the putative class.  An amended complaint was filed on February 15, 2013, among other things changing the start date of the class period to March 4, 2011.  The lawsuit, as amended, asserts that ALC did not accurately disclose occupancy data, falsely touted the success of its “private pay” business model, and falsely reported that it was in compliance with its former lease with Ventas Realty, and seeks damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, plus an award of plaintiff’s legal fees and expenses with respect to the litigation.  On April 1, 2013, ALC filed a motion to dismiss the amended complaint.  Under the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), the filing of that motion to dismiss automatically stayed all discovery in the case pending resolution of the motion.  On March 28, 2013, the Plaintiff filed a motion for relief from the PSLRA discovery stay, which was granted on May 3, 2013. Briefing of the motion to dismiss the amended complaint has not been completed. ALC intends to vigorously defend itself against these claims.

Index

On September 13, 2012, a lawsuit was filed derivatively by an alleged stockholder of ALC against certain of ALC’s current and former executive officers and directors and ALC, as nominal defendant.  The complaint is captioned George Passaro, Individually and Derivatively on Behalf of Assisted Living Concepts, Inc. v. Laurie A. Bebo, et al., Case No. 12CV010106, and was filed in the Milwaukee County Circuit Court for the State of Wisconsin.  The complaint alleges that the individual defendants, which include all of ALC’s directors at the filing date of the lawsuit, certain senior officers and Ms. Bebo, breached their fiduciary duties to exercise good faith to ensure that ALC was operated in a diligent, honest and prudent manner, and to exercise good faith in taking appropriate action to prevent and correct certain issues relating to ALC’s legal and regulatory compliance.  The lawsuit seeks damages and other relief in favor of ALC and the plaintiff's costs and disbursements with respect to the litigation.  On February 15, 2013, the defendants filed motions to dismiss the complaint.  On March 20, 2013, in response to the announcement of the Merger Agreement, the parties entered into a stipulation staying the Passaro action pending resolution of the proposed Merger, with the expectation that the action would be dismissed as moot if the proposed Merger is concluded.  ALC believes that this lawsuit is without merit.

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

On February 28, 2013, the Somers plaintiff filed an amended complaint.  While repeating the substantive allegations contained in the original complaint, the amended complaint added new claims, purportedly asserted on a class action basis, against ALC’s directors and certain newly added defendants arising from the proposed Merger.  The amended complaint is captioned Guy Somers, Derivatively on Behalf of Assisted Living Concepts, Inc. and on Behalf of all Others Similarly Situated v. Laurie A. Bebo, et al., and names as additional defendants TPG, Aid Holdings and Aid Merger Sub.  The newly asserted claims allege that (i) certain of ALC’s directors breached their fiduciary duties in connection with the proposed Merger, and (ii) TPG, Aid Holdings and Aid Merger Sub aided and abetted the claimed fiduciary breaches by the aforementioned directors.  The relief sought in the amended complaint on behalf of the purported shareholder class includes, among other things, an injunction prohibiting the consummation of the Merger and attorneys’ costs and fees.  On April 11, 2013, the Somers plaintiff filed a second amended complaint, adding new allegations of breaches of fiduciary duty by ALC’s directors for allegedly allowing inadequate disclosure in ALC’s proxy statement filed with the SEC on April 8, 2013 (the “proxy statement”).  ALC believes that this lawsuit is without merit.

On March 4, 5, and 6, 2013, three additional complaints, all purportedly asserted on a class action basis, were filed in the Eighth Judicial District Court of the State of Nevada in and for Clark County, captioned Scott Simpson, on behalf of himself and all others similarly situated v. Assisted Living Concepts, Inc., et al., Case No. A-13-677683-C, David Raul as Custodian for Malka Raul Utma NY, on behalf of itself and all others similarly situated v. Assisted Living Concepts, et al., Case No. A-13-677797-C, and Elizabeth Black, Individually and on behalf of all others similarly situated v. Assisted Living Concepts, Inc., et al., Case No. A-13-677838-C, respectively.  Each of these complaints asserts claims that ALC’s directors breached their fiduciary duties to ALC stockholders in connection with the proposed Merger.  These complaints further claim that TPG, Aid Holdings and Aid Merger Sub aided and abetted those alleged breaches of fiduciary duties.

Also on March 6, 2013, another putative class action complaint was filed in the Eighth Judicial District Court of the State of Nevada in and for Clark County, captioned The Joel Rosenfeld IRA, On Behalf of Itself and All Others Similarly Situated v. Assisted Living Concepts, Inc., et al., Case No. A-13-677902-C, against ALC and certain of its directors.  This complaint alleges the directors breached their fiduciary duties in connection with the proposed Merger.

The plaintiffs in the Simpson, Raul, Black and Rosenfeld IRA actions seek equitable relief, including an injunction preventing the consummation of the proposed Merger, rescission or rescissory damages in the event the proposed Merger is consummated, and an award of attorneys’ and other fees and costs.  ALC believes that these lawsuits are without merit.

Index

On April 3, 2013, an action asserting violations of Sections 14(a) and 20(a) of the Exchange Act was filed against ALC and its directors in the United States District Court for the District of Nevada, captioned Lee Olson, Individually and On Behalf of All Others Similarly Situated v. Alan Bell, et al., Case No. 2:13-cv-00571-JCM-NJK. The complaint alleges that the individual defendants and ALC failed to disclose all material information about the proposed Merger to ALC’s public stockholders in violation of Section 14(a) of the 1934 Exchange Act.  The Olson complaint also alleges that the individual defendants failed to prevent the alleged violations of Section 14(a), which itself allegedly is a violation of Section 20(a) of the Exchange Act.  Along with the Olson complaint, the plaintiff brought a motion for “limited expedited discovery and an order scheduling a preliminary injunction hearing” in advance of the special meeting which was denied without prejudice by the court.  On April 23, 2013, the plaintiff in the Olson action filed an amended complaint, adding new class action claims alleging breach of state law fiduciary duties by the Company’s directors and adding TPG, Aid Holdings and Aid Merger Sub as additional defendants alleging that TPG, Aid Holdings and Aid Merger Sub aided and abetted such alleged breach.  ALC believes that this lawsuit is without merit.

On April 19, 2013, the Stipulation and Order Consolidating Related Actions, Appointing Co-Lead Counsel and Liaison Counsel, and Related Matters (the “Consolidation Stipulation”), as agreed to by the plaintiffs and defendants in the Somers, Simpson, Raul, Black and Rosenfeld IRA actions, was submitted to the court in the Somers action, whereby the Somers, Simpson, Raul, Black and Rosenfeld IRA actions would be consolidated under the caption In re Assisted Living Concepts, Inc. Shareholder Litigation, Case No. A-12-6754054-C (consolidated with Case Nos. A-13-677683-C, A-13-677797-C, A-13-677838-C, and A-13-677902-C) (together with the Olson action, the “Actions”).  On May 2, 2013, the court approved the Consolidation Stipulation.

On April 30, 2013, counsel for the defendants (“Defendants”) and plaintiffs (“Plaintiffs”) to the Actions entered into a Memorandum of Understanding (the “MOU”) in which they agreed on the terms of a settlement of the Actions. The proposed settlement is conditional upon, among other things, final approval of the proposed settlement by the applicable courts.

Pursuant to the MOU, the Company agreed to make certain supplemental disclosures to the proxy statement, all of which are set forth in Schedule 14A that was filed with the SEC on May 1, 2013.  In addition, in connection with the proposed settlement and as provided in the MOU, it is contemplated that Plaintiffs’ counsel will seek an award of attorneys’ and other fees and costs as part of the settlement, and Plaintiffs will release Defendants from any and all liability. The proposed settlement will not affect the amount of the consideration that the Company’s stockholders are entitled to receive pursuant to the Merger Agreement.

Defendants specifically deny the allegations made in the Actions and all other purported concerns expressed by Plaintiffs with respect to the Merger Agreement, and Defendants maintain that they have committed no breach of fiduciary duty or other wrongdoing whatsoever, have committed no disclosure or other violations in connection with the merger agreement and have not aided or abetted any breach of fiduciary duty or other alleged wrongdoing. However, Defendants, to avoid the costs, disruption and distraction of further litigation, and to permit the timely consummation of the Merger, and without admitting the validity of any allegations made in the Actions or of any of the additional purported concerns expressed by Plaintiffs about the Merger Agreement, or any liability with respect thereto, have concluded that it is desirable that the claims against them be settled on the terms reflected in the MOU. Plaintiffs and their counsel believe that a settlement of the Actions on the terms reflected in the MOU is fair, reasonable, adequate and in the best interests of the Company’s stockholders. Plaintiffs have agreed to stay the Actions pending final approval by the applicable courts of the proposed settlement and to dismiss the Actions with prejudice upon final approval by the applicable courts of the settlement of the Actions.

A hearing is expected to be scheduled at which the applicable courts will consider the fairness, reasonableness and adequacy of the proposed settlement. Notwithstanding the MOU, there can be no assurance that the applicable courts will approve the settlement contemplated by the MOU.  In such event, the settlement contemplated by the MOU may be terminated.

Item 1A.	RISK FACTORS.

There are no material changes to the disclosure regarding risk factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

Index

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following summary of repurchases of Class A Common Stock during the first quarter of 2013 is provided in compliance with Item 703 of Regulation S-K.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2013 to January 31, 2013	—	—	—	$15,000,000
February 1, 2013 to February 28, 2013	—	—	—	$15,000,000
March 1, 2013 to March 31, 2013	—	—	—	$15,000,000
Total	—	—	—	$15,000,000
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

•	national, regional and local competition could cause us to lose market share and revenue;

•	our ability to cultivate new or maintain existing relationships with physicians and others in the communities in which we operate who provide referrals for new residents could affect occupancy rates;

•	changes in the numbers of our residents who are private pay residents may significantly affect our profitability;

•	termination of our resident agreements and vacancies in the living spaces we lease could adversely affect our revenues, earnings and occupancy levels;

Index

•	increases in labor costs, as a result of a shortage of qualified personnel, regulatory requirements or otherwise, could substantially increase our operating costs;

•	we may not be able to increase residents’ fees to cover energy, food and other costs which could reduce operating margins;

•	markets where overbuilding exists and future overbuilding in other markets where we operate our residences may adversely affect our operations;

•	personal injury claims, if successfully made against us, could materially and adversely affect our financial condition and results of operations;

•	failure to comply with laws and government regulation could lead to fines, penalties or operating restrictions;

•
compliance with new laws or regulations may require us to change our operations and make unanticipated expenditures which could increase our costs and adversely affect our earnings and financial condition;

•	audits and investigations under our contracts with federal and state government agencies could have adverse findings that may negatively impact our business;

•	failure to comply with environmental laws, including laws regarding the management of infectious medical waste, could materially and adversely affect our financial condition and results of operations;

•	failure to comply with laws governing the transmission and privacy of health information could materially and adversely affect our financial condition and results of operations;

•	efforts to regulate the construction or expansion of healthcare providers could impair our ability to expand through construction of new residences or additions to existing residences;

•	we may make acquisitions that could subject us to a number of operating risks; and

•	costs associated with capital improvements could adversely affect our profitability.

•	Factors and uncertainties related to our indebtedness and lease arrangements include:

•
If we do not consummate the transactions contemplated by the Merger Agreement or do not refinance the U.S. Bank Credit Facility, in either case, within the timeframe described in the most recent amendment to our U.S. Bank Credit Facility, or we do not obtain waivers or amendments to the covenants, our lenders could declare a default and demand repayment;

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

Additional risk factors are discussed under the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission and available through the Investor Relations section of our website, www.alcco.com.

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

John Buono
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: May 8, 2013

S-1

Index

ASSISTED LIVING CONCEPTS, INC.

EXHIBIT INDEX TO MARCH 31, 2013 QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
2
Agreement and Plan of Merger among Aid Holdings, LLC, Aid Merger Sub, LLC and Assisted Living Concepts, Inc., dated as of February 25, 2013 (incorporated by reference to Exhibit 2.1 to current report of Assisted Living Concepts, Inc. on Form 8-K dated February 26, 2013, File No. 001-013498)

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